Form 10-Q
period 1995-03-31
CELGENE CORP /DE/
filed 1995-05-09
CIK 816284

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549



(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------

Commission File Number 0-16132

                              CELGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




             Delaware                                 22-2711928
   ------------------------------                  -----------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

7 Powder Horn Drive, Warren, New Jersey                  07059
- ---------------------------------------                ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: 908-271-1001

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ----      ----

           At April 28, 1995, 7,862,689 shares of Common Stock, par value $.01 per share, were issued and outstanding.

                                       CELGENE CORPORATION

                                       INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION

                                                                     Page No.
                                                                     -------
     Item 1        Condensed Financial Statements Page No.

                   Balance Sheets as of March 31, 1995                  3
                   and December 31, 1994

                   Statements of  Operations -
                   Three-Month Periods Ended March
                   31, 1995 and 1994                                    4

                   Statements of Cash Flows -
                   Three-Month Periods Ended
                   March 31, 1995 and 1994                              5

                   Notes to Unaudited Condensed
                   Financial Statements                                 6

     Item 2        Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                        7



PART II - OTHER INFORMATION                                             9

     Signatures                                                        10


PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements

                              CELGENE CORPORATION
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                           March 31            December 31
                                                           --------            -----------
                                                             1995                  1994
                                                             ----                  ----
                                                          (Unaudited)
Current assets:
    Cash and cash equivalents                           $    632,360          $    292,925
Marketable securities available
       for sale                                            6,295,348             8,207,161
    Accounts receivable                                      142,858               623,084
    Other current assets                                     563,161               428,844
                                                        ------------          ------------
          Total current assets                             7,633,727             9,552,014

Plant and equipment, net                                   1,768,234             1,954,666

Other assets                                                  41,250                41,250
                                                        ------------          ------------

                                                        $  9,443,211          $ 11,547,930
                                                        ------------          ------------
                                                        ------------          ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $    171,902          $    439,189
    Accrued expenses                                       1,351,666             1,104,675
                                                        ------------          ------------
          Total current liabilities                        1,523,568             1,543,864
                                                        ------------          ------------
Stockholders' equity:
    Preferred stock, par value $.01
       per share. Authorized 5,000,000
       shares; issued none                                        --                    --
    Common stock, par value $.01 per
       share. Authorized 20,000,000
       shares; issued and outstanding
       7,862,689 shares at March 31,
       1995 and December 31, 1994,
       respectively                                            78,627                78,627
Additional paid-in capital                                 70,684,768            70,684,768
Unamortized deferred compensation -
       restricted stock                                       (14,736)              (19,174)
Accumulated deficit                                       (62,619,459)          (60,472,877)
Net unrealized loss on marketable
    securities available for sale                            (209,557)             (267,278)
                                                         ------------          ------------
Total stockholders' equity                                  7,919,643            10,004,066
                                                         ------------          ------------
                                                         $  9,443,211          $ 11,547,930
                                                         ------------          ------------
                                                         ------------          ------------

                              CELGENE CORPORATION

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              Three-Month Period Ended March 31
                                              ---------------------------------
                                                   1995                1994
                                                 ---------            -------
Revenues:

    Sales of chemical
      intermediates                             $     18,588       $    378,596
    Research contracts                               140,000             25,000
    Investment income                                108,390            158,463
                                                 -----------       ------------
                                                     266,978            562,059
                                                 -----------       ------------
Expenses:

    Cost of goods sold                               160,377            217,025
    Research and development                       1,578,072          1,362,257
    Selling, general and
     administrative                                  675,111            889,283
                                                 -----------       ------------
                                                   2,413,560          2,468,565
                                                 -----------       ------------
Loss from continuing
 operations                                     ($ 2,146,582)        (1,906,506)

Discontinued operations
    Loss from operations                                  --           (767,667)
    Loss on disposal                                      --                 --
                                                 -----------       ------------
Loss from discontinued
 operation                                               (--)          (767,667)
                                                 -----------       ------------
Net loss                                        ($ 2,146,582)      ($ 2,674,173)
                                                 -----------       ------------
                                                 -----------       ------------
Per share of Common Stock

    Loss from continuing
     operations                                        ($.27)             ($.24)
    Loss from discontinued
     operation                                           (--)              (.10)
                                                 -----------       ------------
Net loss                                               ($.27)             ($.34)
                                                        ----               ----
                                                        ----               ----
Weighted average number
    of shares of common stock
    outstanding                                    7,863,000          7,843,000
                                                 -----------       ------------
                                                 -----------       ------------

                              CELGENE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                              Three-Month Period Ended March 31,
                                              ----------------------------------
                                                        1995          1994
                                                        ----          ----
Cash flows from operating activities:
Loss from continuing operations                     ($ 2,146,582)  ($ 1,906,506)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating
 activities:
     Depreciation and amortization                       191,485        132,073
     Amortization of deferred compensation                 4,438         15,856
     (Decrease) increase in accounts payable
         and accrued expenses                            (20,296)        39,527
     Decrease in accounts receivable                     480,226          6,518
     Increase in other assets                           (134,317)       (52,515)
                                                     -----------    -----------
       Net cash used in continuing operations         (1,625,046)    (1,765,047)
                                                     -----------    -----------
       Net cash used in discontinued operation                --       (643,946)
                                                     -----------    -----------
       Net cash used in operating activities          (1,625,046)    (2,408,993)
                                                     -----------    -----------
Cash flows from investing activities:
 Continuing operations:
     Capital expenditures                                 (5,053)      (158,301)
     Proceeds from sales and maturities
       of marketable securities available
       for sale                                        2,451,286      6,117,683
     Purchases of marketable securities
       available for sale                               (481,752)    (3,997,286)
                                                     -----------    -----------
       Net cash provided by investing
         activities                                    1,964,481      1,962,096
                                                     -----------    -----------

Cash flows from financing activities:
     Net proceeds from sale of common stock                   --             --
                                                     -----------      ---------

Net increase (decrease) in cash and cash
  equivalents                                            339,435       (446,897)
Cash and cash equivalents at
    beginning of period                                  292,925        789,847
                                                     -----------    -----------
Cash and cash equivalents at end of period          $    632,360    $   342,950
                                                     -----------    -----------
                                                     -----------    -----------


Net increase (decrease) in cash and
  cash equivalents                                   $   339,435     ($ 446,897)
Decrease in marketable securities
  available for sale                                  (1,969,534)    (2,120,397)
                                                     -----------    -----------
Net decrease in cash and cash equivalents
    and marketable securities available
    for sale                                        ($ 1,630,099)  ($ 2,567,294)
                                                     -----------    -----------
                                                     -----------    -----------
Non-cash investing activity - net change
gain (loss) in net unrealized loss on
securities available for sale                       $     57,721   ($   104,411)
                                                     -----------    -----------
                                                     -----------    -----------

                              CELGENE CORPORATION
               Notes to Unaudited Condensed Financial Statements
                                 March 31, 1995

 1. Basis of Presentation

       The unaudited financial statements have been prepared from the books and records of Celgene Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

       In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results may not be indicative of the results that may be expected for the year.

       Where   appropriate    prior   period   financial  information  has  been
       reclassified to conform to the 1995 presentation.

PART I -    FINANCIAL INFORMATION
Item 2 -    Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Liquidity and Capital Resources

         On March 31, 1995, the Company had available working capital of approximately $6,110,000, consisting principally of cash, cash equivalents and marketable securities available for sale, which represents a decrease of approximately $1,900,000, or 24%, from December 31, 1994 primarily due to operating losses.

         In August 1992, the Company entered into a two-year research and development agreement with the Rockefeller University. In July 1994 this agreement was extended for an additional two years. Under terms of the contract extension, the Company is committed to an annual fee to Rockefeller University of $504,000 paid semiannually in April and October.

         The Company's financial statements for the quarter ended March 31, 1995 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,147,000 for the quarter ended March 31, 1995 and as of March 31, 1995 had an accumulated deficit of $62,619,000. The Company expects to incur substantial expenditures to further its immunotherapeutic program and to expand its chiral business. The Company's working capital at March 31, 1995 plus limited revenue from product sales and research contracts from its chiral business will not be sufficient to meet such objectives as presently structured. Management recognizes that the Company must generate additional resources or consider modifications to its immunotherapeutic program or other reductions in operating costs to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and resources to support the Company's immunotherapeutic or chiral programs, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations and research programs.


         The Company has retained investment banking council to advise it on the possible sale of equity securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. The Company also has retained independent consultants to assist it to identify other entities interested in its immunotherapeutic and chiral programs. Management expects that these efforts will result in the introduction of other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing or enter into such business alliance, management will be required to sharply curtail the Company's immunotherapeutic program and to curtail certain other of its operations.

Three-month period ended March 31, 1995 vs.
Three-month period ended March 31, 1994

         Revenues for the three-month period ended March 31, 1995 were approximately $267,000, which was a decrease of approximately $295,000, or 53%, over the comparable period in 1994. Chiral intermediate revenues decreased $360,000 to $19,000 for the three-month period of 1995 as compared to the comparable 1994 period. This decrease in chiral intermediate revenues was due primarily to the sporadic nature of orders from the Company's small customer base. Chiral research contract revenues for the first quarter were $140,000 which was an increase of $115,000 over the first quarter of 1994. This increase in contract revenues was due to the Company entering into research contracts for new compounds and for expanding development of existing compounds. Revenue backlog at March 31, 1995, for 1995 sales, for chiral intermediates and research contracts was approximately $637,000. The Company is negotiating with new and old customers for additional chiral intermediate and research contract orders; however, there is no assurance that these efforts will be successful. Investment income decreased, $50,000, or 32%, to $108,000 in the first three months of 1995 as compared to the first three months of 1994 due to the decrease in funds available for investment.

         For the first quarter ended March 31, 1995, cost of goods sold decreased $57,000, or 26%, to $160,000 (which includes certain fixed manufacturing costs) as compared to the first quarter of 1994, due to the low volume of chiral intermediate revenues. Research and development expenses for the three-month period ended March 31, 1995 increased by $216,000, or 16%, to $1,578,000 as compared to the same period in 1994, primarily due to an increase in the Rockefeller University expense and clinical trial expenses for the immunotherapeutic program. Selling, general and administrative expenses for the three-month period ended March 31, 1995 decreased $214,000, or 24%, to $675,000 as compared to the 1994 comparable period, primarily due to the absence in 1995 of any incentive bonus expense as no cash bonuses are projected to be paid and lower personnel and facility expenses.

         Net loss for the three-month period ended March 31, 1995 was approximately $2,147,000 which was a decrease of approximately $528,000, or 20%, over the comparable period in 1994, due primarily to the cessation of the Company's biotreatment operation at June 30, 1994. Loss from continuing operations during the three-months period ended March 31, 1995 increased $240,000, or 13%, over the comparable quarter in 1994, primarily due to reduced chiral intermediates revenues.

PART II - OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - None

Item 5. - None

Item 6. - Exhibits

          27  Financial Data Schedule - Article 5 for first quarter
              Form 10-Q

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CELGENE CORPORATION


DATE  May 9, 1995                   BY   /s/ Richard G. Wright
      -----------------------            ---------------------
                                         Richard G. Wright
                                         Chairman of the Board
                                         Chief Executive Officer




DATE  May 9, 1995                   BY   /s/ Robert B. Eastty
      ----------------------             --------------------
                                         Robert B. Eastty
                                         Controller
                                         (Chief Accounting Officer)