Form 10-Q
period 1995-06-30
CELGENE CORP /DE/
filed 1995-08-14
CIK 816284

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               --------------         -----------------------

Commission File Number 0-16132

                              CELGENE CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                   22-2711928
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

7 Powder Horn Drive, Warren, New Jersey                           07059
---------------------------------------                         ----------
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

                               Yes   X      No
                                   -----       -----

         At July 31, 1995, 7,862,689 shares of Common Stock, par value $.01 per share, were issued and outstanding.

                              CELGENE CORPORATION

                               INDEX TO FORM 10-Q



PART I - FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
     Item 1  Condensed Financial Statements

             Balance Sheets as of June 30, 1995
             and December 31, 1994                                         3

             Statements of Operations -
             Three-Month Periods Ended June 30, 1995
             and 1994                                                      4

             Statements of Operations -
             Six-Month Periods Ended June 30, 1995
             and 1994                                                      5

             Statements of Cash Flows -
             Six-Month Periods Ended
             June 30, 1995 and 1994                                        6

             Notes to Unaudited Condensed
             Financial Statements                                          7


     Item 2  Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                                 9

PART II - OTHER INFORMATION                                               12

     Signatures                                                           13



PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements

                              CELGENE CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                                                                       June 30         December 31
                                                                                                      ---------        -----------
                                                                                                         1995               1994
                                                                                                         ----               ----
                                                                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                                                                       $    896,874       $    292,925
Marketable securities available
       for sale                                                                                        4,012,155          8,207,161
    Accounts receivable                                                                                  321,313            623,084
    Other current assets                                                                                 480,167            428,844
                                                                                                    ------------       ------------
          Total current assets                                                                         5,710,509          9,552,014

Plant and equipment, net                                                                               1,575,906          1,954,666

Other assets                                                                                              41,250             41,250
                                                                                                    ------------       ------------
                                                                                                    $  7,327,665       $ 11,547,930
                                                                                                    ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                $    200,682       $    439,189
    Accrued expenses                                                                                   1,409,454          1,104,675
                                                                                                    ------------       ------------
          Total current liabilities                                                                    1,610,136          1,543,864
                                                                                                    ------------       ------------

Stockholders' equity:
    Preferred stock, par value $.01
       per share. Authorized 5,000,000
       shares; issued none                                                                                  --                 --
    Common stock, par value $.01 per share. Authorized 20,000,000 shares; issued and outstanding 7,862,689 shares at June 30, 1995 and December 31, 1994,
       respectively                                                                                       78,627             78,627
Additional paid-in capital                                                                            70,684,768         70,684,768
Unamortized deferred compensation -
       restricted stock                                                                                  (12,186)           (19,174)
Accumulated deficit                                                                                  (64,876,473)       (60,472,877)
Net unrealized loss on marketable
    securities available for sale                                                                       (157,207)          (267,278)
                                                                                                    ------------       ------------
Total stockholders' equity                                                                             5,717,529         10,004,066
                                                                                                    ------------       ------------
                                                                                                    $  7,327,665       $ 11,547,930
                                                                                                    ============       ============

                              CELGENE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three-Month Period Ended June 30
                                              ---------------------------------
                                                   1995                1994
                                                  ------              ------
Revenues:
    Sales of chemical
    intermediates                               $    223,550       $    615,845
    Research contracts                               100,000             20,000
    Investment income                                 80,350            115,004
                                                ------------       ------------
                                                     403,900            750,849
                                                ------------       ------------


Expenses:

    Cost of goods sold                               203,549            304,073
    Research and development                       1,768,222          1,604,072
    Selling, general and
     administrative                                  689,143            854,624
                                                ------------       ------------
                                                   2,660,914          2,762,769
                                                ------------       ------------
Loss from continuing
 operations                                       (2,257,014)        (2,011,920)

Discontinued operations
    Loss from operations                                --             (729,421)
    Loss on disposal                                    --             (839,000)
                                                ------------       ------------
Loss from discontinued
 operation                                              --           (1,568,421)
                                                ------------       ------------
Net loss                                        ($ 2,257,014)      ($ 3,580,341)
                                                ============       ============


Per share of Common Stock

    Loss from continuing
     operations                                       ($ .29)            ($ .26)

    Loss from discontinued
     operation                                          --                 (.20)
                                                      ------             ------
Net loss                                              ($ .29)            ($ .46)
                                                      ======             ======


Weighted average number
    of shares of common stock
    outstanding                                    7,863,000          7,843,000
                                                   =========          =========

                              CELGENE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                     Six-Month Period Ended June 30
                                     ------------------------------
                                          1995          1994
                                          ----          ----

Revenues:
    Sales of chemical
    intermediates                     $    242,138   $    994,441
    Research contracts                     240,000         45,000
    Investment income                      188,740        273,467
                                      ------------   ------------
                                           670,878      1,312,908
                                      ------------   ------------
Expenses:

    Cost of goods sold                     363,926        521,098
    Research and development             3,346,294      2,966,329
    Selling, general and
     administrative                      1,364,254      1,743,907
                                      ------------   ------------
                                         5,074,474      5,231,334
                                      ------------   ------------
Loss from continuing
 operations                             (4,403,596)    (3,918,426)

Discontinued operations
    Loss from operations                      --       (1,497,088)
    Loss on disposal                          --       (  839,000)
                                      ------------   ------------
Loss from discontinued
 operation                                    --       (2,336,088)
                                      ------------   ------------
Net loss                              ($ 4,403,596)  ($ 6,254,514)
                                      ============   ============


Per share of Common Stock

    Loss from continuing
     operations                             ($ .56)        ($ .50)

    Loss from discontinued
     operation                                --            ( .30)
                                             -----          -----

Net loss                                    ($ .56)         ($ .80)
                                            ======          ======


Weighted average number
    of shares of common stock
    outstanding                          7,863,000      7,843,000
                                         =========      =========

                              CELGENE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                 Six-Month Period Ended June 30,
                                                 -------------------------------
                                                          1995        1994
                                                          ----        ----
Cash flows from operating activities:
Loss from continuing operations                     ($ 4,403,596)  ($ 3,918,426)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating
 activities:
     Depreciation and amortization                       388,006        332,126
     Amortization of deferred compensation                 6,988         28,885
     (Decrease) increase in accounts payable
         and accrued expenses                             66,272         21,524
     Decrease in accounts receivable                     301,771         75,532
     Increase in other assets                            (51,323)      (335,441)
                                                      ----------     ----------
       Net cash used in continuing operations         (3,691,882)    (3,795,800)
                                                      ----------     ----------
       Net cash used in discontinued operation              --       (1,736,054)
                                                      ----------     ----------
       Net cash used in operating activities          (3,691,882)    (5,531,854)
                                                      ----------     ----------

Cash flows from investing activities:
 Continuing operations:
     Capital expenditures                                 (9,246)      (198,964)
     Proceeds from sales and maturities
       of marketable securities available
       for sale                                        4,827,327     15,296,989
     Purchases of marketable securities
     available for sale                                 (522,250)    (9,379,646)
                                                      ----------     ----------
       Net cash provided by investing
         activities                                    4,295,831      5,718,379
                                                      ----------     ----------

Cash flows from financing activities:
     Net proceeds from sale of common stock                 --            4,417
                                                      ----------     ----------

Net increase in cash and cash
  equivalents                                       $    603,949        190,942
Cash and cash equivalents at
    beginning of period                                  292,925        789,847
                                                      ----------     ----------
Cash and cash equivalents at end of period          $    896,874   $    980,789
                                                      ----------     ----------
                                                      ----------     ----------


Net increase in cash and
  cash equivalents                                       603,949   $    190,942
Decrease in marketable securities
  available for sale                                  (4,305,077)    (5,917,343)
                                                      ----------     ----------
Net decrease in cash and cash equivalents
    and marketable securities available
    for sale                                        ($ 3,701,128)  ($ 5,726,401)
                                                      ==========     ==========

Non-cash investing activity - net change
gain (loss) in net unrealized loss on
securities available for sale                       $    110,071   ($   146,395)
                                                      ==========     ==========


                              CELGENE CORPORATION
               Notes to Unaudited Condensed Financial Statements
                                 June 30, 1995

1. Basis of Presentation

     The unaudited financial statements have been prepared from the books and records of Celgene Corporation (the 'Company') in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results may not be indicative of the results that may be expected for the year.

     Where appropriate prior period financial information has been reclassified to conform to the 1995 presentation.

2. Stock Options

     On June  16,  1995,  the  stockholders  of the  Company  approved  the 1995
Non-Employee Directors' Incentive Plan, which provides for the granting of non-qualified stock options to purchase an aggregate of not more than 250,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company ('Non-Employee Directors'). Each new Non-Employee Director, upon the date of his election or appointment, receives an option to purchase 20,000 shares of common stock. Additionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof if he has served less than one year), except that at the 1995 annual meeting of stockholders the Non-Employee Directors received an option to purchase 6,000 shares of common stock. On April 5, 1995, each Non-Employee Director was granted, under this plan, a non-qualified option to purchase 20,000 shares of common stock, subject to stockholder approval which was received on June 16, 1995.

     The shares subject to each option grant of 20,000 shares vests in four equal annual installments commencing on the first anniversary of the date of grant. The shares subject to an annual meeting option grant vest in full on the date of the first annual meeting of stockholders held following the date of grant.

     All options are granted at fair market value and expire 10 years after the date of grant. This plan terminates in 2005 and no additional options or restricted stock awards may be granted under the Company's 1992 Non-Employee Directors' Stock Option Plan.

                              CELGENE CORPORATION
        Notes to Unaudited Condensed Financial Statements -- (continued)

3. Subsequent Event

     Subsequent to the second quarter ended June 30, 1995, the Company issued and sold in a private placement offering, 8% convertible debentures due July 31, 1997 in the aggregate principal amount of $12,000,000, and received net proceeds, after offering costs, of approximately $11,000,000. Such debentures are convertible into common stock of the Company at the option of either the holders thereof or the Company. The holders of the convertible debentures may convert the debentures into common stock of the Company at $8.00 per share until September 12, 1995, after which time the conversion price varies and is based upon the market price (as defined) of the common stock on the date of conversion.

     The Company may require the conversion of the convertible debentures commencing October 15, 1995 through July 30, 1997 at a conversion price which varies and is based upon the market price of the common stock on the date of conversion. The Company also has the right to redeem any convertible debenture after it has received a notice of conversion with respect to such debenture. The redemption price is the greater of 115% of the principal and accrued interest of the redeemed debenture and an amount which is based on the appreciation of the common stock from issuance of the debentures.

     The conversion price of the convertible debentures is subject to adjustment under certain circumstances.

PART I - FINANCIAL INFORMATION
Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources

     On  June  30,  1995,   the  Company  had  available   working   capital  of
approximately $4,100,000, consisting principally of cash, cash equivalents and marketable securities available for sale, which represents a decrease of approximately $3,908,000, or 49%, from December 31, 1994 primarily due to operating losses.

     Subsequent to June 30, 1995, the Company issued and sold in a private placement offering, an aggregate principal amount of $12,000,000 of 8% convertible debentures due July 31, 1997, and received net proceeds, after offering costs, of approximately $11,000,000. The proceeds from the sale of these debentures increased the Company's working capital (on a pro forma basis) to approximately $15,100,000 as of June 30, 1995. (See Note 2 to the Unaudited Condensed Financial Statements)

     In August 1992, the Company entered into a two-year research and development agreement with the Rockefeller University. In July 1994 this agreement was extended for an additional two years. Under terms of the contract extension, the Company is committed to an annual fee to Rockefeller University of $504,000 paid semiannually in April and October.

     The Company's financial statements for the six-month period ended June 30, 1995 have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,404,000 for the six months ended June 30, 1995 and as of June 30, 1995 had an accumulated deficit of $64,876,000. The Company expects to incur substantial expenditures to further its immunotherapeutic program and to expand its chiral business. The Company's working capital at June 30, 1995 and proceeds from the convertible debenture offering plus limited revenue from product sales and research contracts from its chiral business will not be sufficient to meet such objectives as presently structured. Management recognizes that the Company must generate additional resources or consider modifications to its immunotherapeutic program or other reductions in operating costs to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and resources to support the Company's immunotherapeutic or chiral programs, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations and research programs.


     The Company has retained investment banking counsel to advise it on the possible sale of securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. The Company also has retained independent consultants to assist it to identify other entities interested in its immunotherapeutic and chiral programs. Management expects that these efforts will result in the introduction of other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing or enter into such business alliance, management will be required to sharply curtail the Company's immunotherapeutic program and to curtail certain other of its operations.

Six-month period ended June 30, 1995 vs.
Six-month period ended June 30, 1994

     Revenues for the six-month period ended June 30, 1995 were approximately $671,000, which was a decrease of approximately $642,000, or 49%, over the comparable period in 1994. Chiral intermediate revenues decreased $752,000 to $242,000 for the six-month period ended June 30, 1995 as compared to the comparable 1994 period. This decrease in chiral intermediate revenues was due primarily to the sporadic nature of orders from the Company's small customer base. Chiral research contract revenues for the first six months were $240,000 which was an increase of $195,000 over the first six months of 1994. This increase in contract revenues was due to the Company entering into research contracts for new compounds and for expanding development of existing compounds. Revenue backlog at June 30, 1995, for 1995 sales, for chiral intermediates and research contracts decreased $73,000 or 11%, to $587,000 as compared to the June 30, 1994 backlog. The Company is negotiating with new and old customers for additional chiral intermediate and research contract orders; however, there is no assurance that these efforts will be successful. Investment income decreased, $85,000, or 31%, to $189,000 in the six months of 1995 as compared to the six months of 1994 due to the decrease in funds available for investment.

     For the six months ended June 30, 1995, cost of goods sold decreased $157,000, or 30%, to $364,000 (which includes certain fixed manufacturing costs) as compared to the six months of 1994, due to the low volume of chiral intermediate revenues. Research and development expenses for the six month period ended June 30, 1995 increased by $380,000, or 13%, to $3,346,000 as compared to the same period in 1994, primarily due to an increase in the
Rockefeller University expense and clinical trial expenses for the immunotherapeutic program. Selling, general and administrative expenses for the six-month period ended June 30, 1995 decreased $380,000, or 22%, to $1,364,000 as compared to the 1994 comparable period, primarily due to the absence in 1995 of any incentive bonus expense, as no cash bonuses are projected to be paid, and lower personnel and facility expenses.

     Net loss for the six-month period ended June 30, 1995 was approximately $4,404,000 which was a decrease of approximately $1,851,000, or 30%, over the comparable period in 1994, due primarily to the cessation of the Company's biotreatment operation at June 30, 1994. Loss from continuing operations during the six-months period ended June 30, 1995 increased $485,000, or 12%, over the comparable quarter in 1994, primarily due to reduced chiral intermediates revenues.

Three-month period ended June 30, 1995 vs.
Three-month period ended June 30, 1994

     Revenues for the three-month period ended June 30, 1995 were approximately $404,000, which was a decrease of approximately $347,000, or 46%, over the comparable period in 1994. Chiral intermediate revenues decreased $392,000 to $224,000 for the three-month period ended June 30, 1995 as compared to the comparable 1994 period. This decrease in chiral intermediate revenues was due primarily to the sporadic nature of orders from the Company's small customer base. Chiral research contract revenues for the second quarter of 1995 were $100,000 which was an increase of $80,000 over the second quarter of 1994. This increase in contract revenues was due to the Company entering into research contracts for new compounds and for expanding development of existing compounds. Investment income decreased, $35,000, or 30%, to $80,000 in the second three months of 1995 as compared to the second three months of 1994 due to the decrease in funds available for investment.

     For the second quarter ended June 30, 1995, cost of goods sold decreased $101,000, or 33%, to $204,000 (which includes certain fixed manufacturing costs) as compared to the second quarter of 1994, due to the low volume of chiral intermediate revenues. Research and development expenses for the three-month period ended June 30, 1995 increased by $164,000, or 10%, to $1,768,000 as compared to the same period in 1994, primarily due to an increase in the
Rockefeller University expense and clinical trial expenses for the immunotherapeutic program. Selling, general and administrative expenses for the three-month period ended June 30, 1995 decreased $165,000, or 19%, to $689,000 as compared to the 1994 comparable period, primarily due to the absence in 1995 of any incentive bonus expense, as no cash bonuses are projected to be paid, and lower personnel and facility expenses.

     Net loss for the three-month period ended June 30, 1995 was approximately $2,257,000 which was a decrease of approximately $1,323,000, or 37%, over the comparable period in 1994, due primarily to the cessation of the Company's biotreatment operation at June 30, 1994. Loss from continuing operations during the three-months period ended June 30, 1995 increased $245,000, or 12%, over the comparable quarter in 1994, primarily due to reduced chiral intermediates revenues.

PART II - OTHER INFORMATION

Item 1. -  None

Item 2. -  None

Item 3. -  None

Item 4. -  Submission of Matters to a Vote of Security Holders

     The Company held its Annual Meeting of Stockholders on June 16, 1995. At this meeting stockholders of the Company were asked to vote for the election of directors, act upon the proposal to approve the adoption of the Corporation's 1995 Non-Employee Directors' Incentive Plan, and for the proposal to ratify the appointment of KPMG Peat Marwick LLP as the independent certified public accountants of the Company for the year ending December 31, 1995. All nominated directors were elected, the proposal to adopt the Corporation's 1995 Non-Employee Directors' Incentive Plan was approved and the proposal regarding the appointment of auditors was approved, by the following votes:

    A. Election of Directors:


       Name                                         Number of Shares
       ----                              -------------------------------------
                                           For          Withheld     Abstained
                                           ---          --------     ---------
       Sol J. Barer                      6,865,556        92,262          --
       Frank T. Cary                     6,879,376        78,542          --
       Richard C. E. Morgan              6,882,946        74,972          --
       Walter L. Robb                    6,882,776        75,142          --
       Lee J. Schroeder                  6,879,726        78,192          --
       Richard G. Wright                 6,853,622       104,296          --



    B. Adoption  of  the  Corporation's  1995  Non-Employee Directors' Incentive
       Plan:


                                                   Number of Shares
                                         --------------------------------------
                                           For          Against       Abstained
                                           ---          -------       ---------
                                         6,225,048       601,704       69,915



    C. Appointment of Auditors:


                                                   Number of Shares
                                         --------------------------------------
                                           For          Against       Abstained
                                           ---          -------       ---------
                                         6,874,429        64,100       17,171



Item 5. -  None

Item 6. -  Exhibits



            4.1  Form of 8% Convertible Debenture due July 31, 1997.

           10.1  Form of Registration Rights Agreement.

           10.2  Agent's Warrant.

           27    Financial  Data  Schedule  -  Article 5 for second quarter Form
                 10-Q.


                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CELGENE CORPORATION


DATE  August 14, 1995                   BY   /s/ Richard G. Wright
      ------------------------------         ------------------------------
                                             Richard G. Wright
                                             Chairman of the Board and
                                             Chief Executive Officer


DATE  August 14, 1995                  BY    /s/ Robert B. Eastty
      ------------------------------         ------------------------------
                                             Robert B. Eastty
                                             Controller
                                             (Chief Accounting Officer)