Form 10-Q
period 1995-09-30
CELGENE CORP /DE/
filed 1995-11-08
CIK 816284

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission File Number 0-16132

                              CELGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    22-2711928
-------------------------------              ---------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

7 Powder Horn Drive, Warren, New Jersey                 07059
----------------------------------------          --------------
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

                                    Yes X     No
                                        ---      ---
         At October 31, 1995, 8,567,215 shares of Common Stock, par value $.01 per share, were issued and outstanding.

                                       CELGENE CORPORATION

                                       INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION

                                                                        Page No.
         Item 1   Unaudited Condensed Financial Statements


                  Balance Sheets as of September 30, 1995
                  and December 31, 1994                                     3

                  Statements of Operations -
                  Three-Month Periods Ended September 30,
                  1995 and 1994                                             4

                  Statements of Operations -
                  Nine-Month Periods Ended September 30,
                  1995 and 1994                                             5

                  Statements of Cash Flows -
                  Nine-Month Periods Ended
                  September 30, 1995 and 1994                               6


                  Notes to Unaudited Condensed
                  Financial Statements                                      7


         Item 2   Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                             9



PART II - OTHER INFORMATION                                                12

         Signatures                                                        13

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements
                                             CELGENE CORPORATION
                                                BALANCE SHEETS
                                                 (Unaudited)

                                                    ASSETS
                                                    ------
                                                                            September 30             December 31
                                                                                 1995                    1994
                                                                                 ----                    ----
Current assets:
    Cash and cash equivalents                                               $    448,529            $    292,925
    Marketable securities available
       for sale                                                               13,783,705               8,207,161
    Accounts receivable                                                          259,803                 623,084
    Other current assets                                                         637,307                 428,844
                                                                             -----------             -----------

          Total current assets                                                15,129,344               9,552,014

Plant and equipment, net                                                       1,385,450               1,954,666

Other assets                                                                      41,250                  41,250
Deferred debt costs                                                              806,132                    --
                                                                             -----------            ------------
                                                                            $ 17,362,176            $ 11,547,930
                                                                            ============            ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
Current liabilities:
    Accounts payable                                                        $    460,960            $    439,189
    Accrued expenses                                                           1,214,641               1,104,675
                                                                             -----------             -----------

          Total current liabilities                                            1,675,601               1,543,864

Convertible debentures                                                         8,860,564                    --
Convertible debentures-accrued
  interest                                                                       199,363                    --
                                                                             -----------               ---------
           Total liabilities                                                  10,735,528                    --
                                                                             -----------               ---------

Stockholders' equity:
    Preferred stock, par value $.01
       per share. Authorized 5,000,000
       shares; issued none                                                         --                       --
    Common stock, par value $.01 per share. Authorized 20,000,000 shares;
       issued and  outstanding  8,156,045  shares at September  30, 1995
       and  7,862,689 shares at December 31, 1994, respectively                  81,560                   78,627
Additional paid-in capital                                                   73,914,950               70,684,768
Unamortized deferred compensation -
       restricted stock                                                          (9,635)                 (19,174)
Accumulated deficit                                                         (67,238,835)             (60,472,877)
Net unrealized loss on marketable
    securities available for sale                                              (121,392)                (267,278)
Total stockholders' equity                                                    6,626,648               10,004,066
                                                                            -----------              -----------
                                                                           $ 17,362,176             $ 11,547,930
                                                                           ============             ============

                              CELGENE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                        Three-Month Period Ended September 30,
                                        --------------------------------------
                                               1995                   1994
                                               ----                   ----
Revenues:

    Sales of chemical
     intermediates                           $  147,015             $  422,195
    Research contracts                          145,000                213,000
    Investment income                           120,326                123,325
                                             ----------             ----------
                                                412,341                758,520
                                             ----------             ----------


Expenses:

    Cost of goods sold                          165,518                292,375
    Research and development                  1,702,704              1,845,054
    Selling, general and
     administrative                             674,296                744,161
    Interest                                    232,185                      -
                                             ----------             ----------
                                              2,774,703              2,881,590
                                             ----------             ----------

Net loss                                    ($2,362,362)           ($2,123,070)
                                             ==========             ==========


Net loss per share
 of common stock                                  ($.30)                 ($.27)
                                                   ====                   ====


Weighted average number
 of shares of common stock
 outstanding                                  7,918,000              7,858,000
                                             ==========             ==========


                              CELGENE CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Nine-Month Period Ended September 30,
                                        -------------------------------------
                                               1995                   1994
                                               ----                   ----
Revenues:
    Sales of chemical
     intermediates                          $   389,153            $ 1,416,636
    Research contracts                          385,000                258,000
    Investment income                           309,066                396,792
                                             ----------             ----------
                                              1,083,219              2,071,428
                                             ----------             ----------


Expenses:

    Cost of goods sold                         529,444                 813,473
    Research and development                 5,048,998               4,811,383
    Selling, general and
     administrative                          2,038,550               2,488,068
    Interest                                   232,185                   --
                                            ----------              ----------
                                             7,849,177               8,112,924
                                            ----------              ----------
Loss from continuing
 operations                                ( 6,765,958)            ( 6,041,496)

Discontinued operations
  Loss from operations                           --                ( 1,497,088)
  Loss on disposal                               --                (   839,000)
                                            ----------              ----------
Loss from discontinued
 operation                                       --                ( 2,336,088)
                                            ----------              ----------

Net loss                                   ($6,765,958)            ($8,377,584)
                                            ==========              ==========


Per share of common stock

  Loss from continuing
   operations                                    ($.86)                  ($.77)

  Loss from discontinued
   operation                                       --                    ( .30)
                                                  ----                    ----

Net loss                                         ($.86)                 ($1.07)
                                                  ====                   =====


Weighted average number
 of shares of common stock
 outstanding                                 7,881,000               7,848,000
                                            ==========              ==========

                              CELGENE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                 Nine-Month Period Ended September 30,
                                                 -------------------------------------
                                                         1995                 1994
                                                         ----                 ----
Cash flows from operating activities:
-------------------------------------
Loss from continuing operations                       ($6,765,958)      ($6,041,496)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating
 activities:
     Depreciation and amortization                        669,659           501,527
     Amortization of deferred compensation                  9,539            36,261
     Interest on convertible debentures                   232,185
     Increase (decrease) in accounts payable
         and accrued expenses                             131,737          (241,855)
     (Increase) decrease in accounts receivable           363,281          (223,789)
     Increase in other assets                            (208,463)         (283,609)
                                                      -----------       -----------
       Net cash used in continuing operations          (5,568,020)       (6,252,961)
                                                      -----------       -----------
       Net cash used in discontinued operation               -           (1,736,054)
                                                      -----------       -----------
       Net cash used in operating activities          (5,568,020)        (7,989,015)
                                                      -----------       -----------
Cash flows from investing activities:
-------------------------------------
 Continuing operations:
     Capital expenditures                                (15,533)          (198,964)
     Proceeds from sales and maturities
       of marketable securities available
       for sale                                        7,576,076         18,381,249
     Purchases of marketable securities
     available for sale                              (13,006,734)       (10,854,533)
                                                     -----------        -----------
       Net cash (used in) provided by
          investing activities                        (5,446,191)         7,327,752
                                                     -----------        -----------
Cash flows from financing activities:
------------------------------------
     Net proceeds from sale of common stock              147,245            155,612
     Net proceeds from issuance of
          convertible debentures                      11,022,570               --
                                                     -----------        -----------
                                                      11,169,815            155,612
                                                     -----------        -----------
Net increase (decrease) in cash and cash
  equivalents                                            155,604           (505,651)
Cash and cash equivalents at
  beginning of period                                    292,925            789,847
                                                     -----------        -----------
Cash and cash equivalents at end of period              $448,529           $284,196
                                                     ===========        ===========

Net increase (decrease) in cash and
  cash equivalents                                      $155,604          ($505,651)
Increase (decrease) in marketable securities
  available for sale                                   5,430,658         (7,526,716)
                                                     -----------        -----------
Net increase (decrease) in cash and cash
    equivalents and marketable securities
    available for sale                                $5,586,262        ($8,032,367)
                                                     ===========       ============
Non-cash investing activity:
---------------------------
    Net change gain (loss) in net unrealized
    loss on securities available for sale               $145,886          ($146,891)
                                                     ===========       ============
Non-cash financing activities:
-----------------------------
    Issuance of common stock upon the
    conversion of convertible debentures and
    accrued interest thereon, net                     $1,796,936               --
                                                     ===========        ===========

    Issuance of warrants for services
    rendered in connection with the issuance
    of convertible debentures                            $94,500               --
                                                     ===========        ===========

                                       6

                              CELGENE CORPORATION
               Notes to Unaudited Condensed Financial Statements
                               September 30, 1995

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

       The shares subject to each option grant of 20,000 shares vest in four equal annual installments commencing on the first anniversary of the date of grant. The shares subject to an annual meeting option grant vest in full on the date of the first annual meeting of stockholders held following the date of grant.

       All options are granted at fair market value and expire 10 years after the date of grant. This plan terminates in 2005 and no additional options or restricted stock awards may be granted under the Company's 1992 Non-Employee Directors' Stock Option Plan.

                              CELGENE CORPORATION
        Notes to Unaudited Condensed Financial Statements -- (continued)

3.  Convertible Debentures

In the third quarter ended September 30, 1995, the Company issued and sold in a private placement offering, 8% convertible debentures due July 31, 1997 in the aggregate principal amount of $12,000,000, and received net proceeds, after offering costs, of $11,022,570. Such debentures are convertible into common stock of the Company at the option of either the holders thereof or the Company. The holders of the convertible debentures may convert the debentures into common stock of the Company at a conversion price that varies and is based upon the market price (as defined) of the common stock on the date of conversion.

The Company may require the conversion of the convertible debentures commencing October 15, 1995 through July 30, 1997 at a conversion price which varies and is based upon the market price of the common stock on the date of conversion. The Company also has the right to redeem any convertible debenture after it has received a notice of conversion with respect to such debenture. The redemption price is the greater of 115% of the principal and accrued interest of the redeemed debenture or an amount which is based on the appreciation of the common stock from the date of issuance of the debentures.

The conversion price of the convertible debentures is subject to adjustment under certain circumstances.

As of September 30, 1995, convertible debentures in the aggregate principal amount of $2,150,000, plus accrued interest, were converted into a total of 271,695 shares of common stock.

Subsequent to September 30, 1995, an additional aggregate principal amount of $3,150,000, plus accrued interest, were converted into a total of 411,170 shares of common stock.

PART I - FINANCIAL INFORMATION
Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
         In August 1995, the Company issued and sold in a private placement offering, an aggregate principal amount of $12,000,000 of 8% convertible debentures due July 31, 1997, and received net proceeds, after offering costs, of $11,022,570. (See Note 3 to the Unaudited Condensed Financial Statements)

         On September 30, 1995, the Company had available working capital of approximately $13,454,000, consisting principally of cash, cash equivalents, and marketable securities available for sale, which represents an increase of approximately $5,446,000, or 68%, from December 31, 1994 primarily due to proceeds from the sale of the convertible debentures, partially offset by operating losses.

         In August 1992, the Company entered into a two-year research and development agreement with the Rockefeller University. In July 1994, this agreement was extended for an additional two years. Under terms of the contract extension, the Company is committed to an annual fee to Rockefeller University of $504,000 paid semiannually in April and October.

         Recently, the U.S. FDA approved the Company's request to recover costs of providing its Synovir(TM) drug to AIDS patients eligible for entry into the Company's expanded trial for cachexia, a severe wasting condition. The cost per patient for a twelve-week supply will be $550. At present, the Company cannot estimate the impact that the potential recovery of costs will have on the Company's operation.

         The Company believes that its current resources and income derived from investments plus revenues from chiral product sales, research contracts, and potential recoveries under the FDA approved Synovir cost recovery program will be sufficient to meet the Company's capital requirements for at least one year. However, in order to fund the Company's operation beyond such one-year period the Company is seeking to obtain additional funds. The Company expects to incur substantial expenditures to further its immunotherapeutic program. Management recognizes that in the upcoming year the Company must generate additional resources or consider modifications to its immunotherapeutic program or other reductions in operating costs to enable it to continue operations with available resources. Management's plans include consideration of the sale of additional securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and resources to support the Company's immunotherapeutic or chiral programs, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations and research programs.

         The Company continues to retain investment banking counsel to advise it on the possible sale of securities as well as to introduce and assist in the evaluation of potential merger and partnering opportunities. Management expects that these efforts will result in the introduction of other parties with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow. If the Company in the upcoming year is unable to obtain adequate additional financing or enter into such business alliance, management will be required to curtail the Company's immunotherapeutic program and to curtail certain other of its operations.

Nine-month period ended September 30, 1995 vs.
Nine-month period ended September 30, 1994
------------------------------------------
         Revenues for the nine-month period ended September 30, 1995 were approximately $1,083,000, which was a decrease of approximately $988,000, or 48%, over the comparable period in 1994. Chiral intermediate revenues decreased $1,027,000 to $389,000, or 72%, for the nine-month period ended September 30, 1995 as compared to the comparable 1994 period. This decrease in chiral intermediate revenues was due primarily to the sporadic nature of orders from the Company's small customer base. Chiral research contract revenues for the first nine months were $385,000, which was an increase of $127,000, or 49%, over the first nine months of 1994. This increase in contract revenues was due to the Company entering into research contracts for new compounds and for expanding development of existing compounds. Revenue backlog at September 30, 1995, for 1995 sales, for chiral intermediates and research contracts decreased $86,000, or 16%, to $438,000 as compared to the September 30, 1994 backlog. The Company is negotiating with new and existing customers for additional chiral intermediate and research contract orders; however, there is no assurance that these efforts will be successful. Investment income decreased, $88,000, or 22%, to $309,000 in the nine months of 1995 as compared to the nine months of 1994 due to the decrease in funds available for investment during the first half of 1995.


         For the nine months ended September 30, 1995, cost of goods sold decreased $284,000, or 35%, to $529,000 (which includes certain fixed manufacturing costs) as compared to the nine months of 1994, due to the low volume of chiral intermediate revenues. Research and development expenses for the nine-month period ended September 30, 1995 increased $238,000, or 5%, to $5,049,000 as compared to the same period in 1994, primarily due to an increase in the Rockefeller University expense and clinical trial expenses for the immunotherapeutic program. These increased expenses were partially offset by lower personnel and related expenses for the chiral research group. Selling, general, and administrative expenses for the nine-month period ended September 30, 1995 decreased $450,000, or 18%, to $2,038,000 as compared to the 1994 comparable period, primarily due to the absence in 1995 of any incentive bonus expense, as no cash bonuses are projected to be paid, and lower personnel and facility expenses. Interest expense of $232,000 for the nine-month period ended September 30, 1995 relates to the convertible debentures issued and sold during the third quarter.


         Net loss for the nine-month period ended September 30, 1995 was approximately $6,766,000, which was a decrease of approximately $1,612,000, or 19%, over the comparable period in 1994, due primarily to the cessation of the Company's biotreatment operation at June 30, 1994. Loss from continuing operations during the nine-month period ended September 30, 1995 increased $724,000, or 12%, over the comparable quarter in 1994, primarily due to reduced chiral intermediates revenues.

Three-month period ended September 30, 1995 vs.
Three-month period ended September 30, 1994
-------------------------------------------
         Revenues for the three-month period ended September 30, 1995 were approximately $412,000, which was a decrease of approximately $346,000, or 46%, over the comparable period in 1994. Chiral intermediate revenues decreased $275,000 to $147,000, or 65%, for the three-month period ended September 30, 1995 as compared to the comparable 1994 period. This decrease in chiral intermediate revenues was due primarily to the sporadic nature of orders from the Company's small customer base. Chiral research contract revenues for the third quarter of 1995 were $145,000 which was an decrease of $68,000, or 32%, over the third quarter of 1994. Investment income for the three-month period ended September 30, 1995 was at the same approximate level as the comparable period in 1994.

         For the third quarter ended September 30, 1995, cost of goods sold decreased $127,000, or 43%, to $166,000 (which includes certain fixed manufacturing costs) as compared to the third quarter of 1994, due to the low volume of chiral intermediate revenues. Research and development expenses for the three-month period ended September 30, 1995 decreased by $142,000, or 8%, to $1,703,000 as compared to the same period in 1994, primarily due to lower personnel and related expenses for the chiral research group partially offset by increased immunotherapeutic clinical trial expenses. Selling, general, and administrative expenses for the three-month period ended September 30, 1995 decreased $70,000, or 9%, to $674,000 as compared to the 1994 comparable period, primarily due to lower personnel and facility expenses. Interest expense of $232,000 for the three-month period ended September 30, 1995 relates to the convertible debentures issued and sold during the quarter.

         Net loss for the three-month period ended September 30, 1995 was approximately $2,362,000, which was an increase of approximately $239,000, or 12%, over the comparable period in 1994, due primarily to reduced chiral intermediates revenues.

PART II - OTHER INFORMATION

Item 1. -         None

Item 2. -         None

Item 3. -         None

Item 4. -         None

Item 5. -         None

Item 6. -         Exhibits

         (a)      27   Financial Data Schedule - Article 5 for third quarter
                       Form 10-Q.


         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on August 14, 1995, which reported, pursuant to item 5, the issuance of a press release announcing the consummation of the private placement of convertible debentures.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CELGENE CORPORATION


DATE  November 8, 1995              BY   /s/ Richard G. Wright
      ---------------------              ---------------------
                                         Richard G. Wright
                                         Chairman of the Board and
                                         Chief Executive Officer




DATE  November 8, 1995              BY   /s/ Robert B. Eastty
      ---------------------              --------------------
                                         Robert B. Eastty
                                         Controller
                                         (Chief Accounting Officer)

                        Statement of Differences
The trademark symbol shall be expressed as........(TM)