Form 10-K
period 1995-12-31
CELGENE CORP /DE/
filed 1996-04-01
CIK 816284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1995

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
        For the transition period from ___________ to ___________

Commission File No. 0-16132

                               CELGENE CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                       22-2711928
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)

        7 Powder Horn Drive
        Warren, New Jersey                                     07059
(Address of principal executive offices)                     (Zip Code)

                                 (908) 271-1001
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

                     Common Stock, par value $.01 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X            No
                   --------            --------

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1995: $145,294,006.

Number of shares of Common Stock outstanding as of March 1, 1996:  9,044,981

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K

        -----------------------------------------------------------------


                                TABLE OF CONTENTS

Item No.                                                                                  Page
- --------                                                                                  ----
Part I

        1.    Business ......................................................................3
        2.    Properties....................................................................17
        3.    Legal Proceedings.............................................................17
        4.    Submission of Matters to a Vote of
                Security Holders............................................................17

Part II

        5.    Market for Registrant's Common Equity
                and Related Stockholder Matters.............................................18
        6.    Selected Financial Data.......................................................19
        7.    Management's Discussion and Analysis
                 of Financial Condition and Results of Operations...........................20
        8.    Financial Statements and Supplementary Data...................................23
        9.    Changes in and Disagreements with
                Accountants on Accounting and Financial Disclosure..........................23

Part III

        10.   Directors and Executive Officers of the
                Registrant..................................................................23
        11.   Executive Compensation........................................................23
        12.   Security Ownership of Certain Beneficial
                Owners and Management.......................................................23
        13.   Certain Relationships and Related
                Transactions................................................................24

Part IV

        14.   Exhibits, Financial Statements, and
                Reports on Form 8-K.........................................................24

                                     PART I

ITEM 1. BUSINESS

        Celgene Corporation, a Delaware corporation (the "Company"), attempts to develop and produce innovative products addressing two major markets: high purity chiral chemical intermediates for use in the production of pharmaceuticals, food additives, and agricultural chemicals; and therapeutics for treatment of certain severe inflammatory and degenerative conditions associated with an over-response of the immune system.


Recent Developments

JOHN W. JACKSON NAMED CHAIRMAN AND CEO

        In January, 1996, the Company named John W. Jackson Chairman and Chief Executive Officer, following the retirement of Richard G. Wright at the end of 1995.

        Mr. Jackson began his career in the pharmaceutical industry in 1971 at Merck & Company where he held human health marketing positions of increasing responsibility in several European countries and at Merck's U.S. headquarters. In 1978 he joined American Cyanamid Company with various Far East, Latin American and Canadian duties until being named vice president-international, which included responsibilities for operations of Lederle Laboratories and Davis & Geck, two Cyanamid units. In 1986 Mr. Jackson was promoted to president of American Cyanamid's worldwide Medical Device Division. In 1991 he founded Gemini Medical, a consulting firm which specialized in services to start-up drug and biotechnology companies and investment advice. A graduate of the Gordonstoun School and Yale University, Mr. Jackson earned his MBA at INSEAD in France. A former USMC officer, he served as an infantry platoon and company commander in Vietnam and with the Sixth Fleet in the Mediterranean.

SYNOVIR'tm' EXPANDED ACCESS PROGRAM

        On December 14, 1995, the Company announced that it launched a U.S. Food and Drug Administration (the "FDA") approved program for expanded access to its thalidomide drug, trade named SYNOVIR, for AIDS patients suffering from cachexia, a severe weight loss condition. Prior to the announcement, the drug had been available to the AIDS community only through an emergency investigational exemption for a new drug ("IND") or through unregulated procurement from unknown sources. The FDA previously granted the Company permission to dispense the drug legally to physicians treating AIDS patients and approved a request by the Company to recover costs for supplying the drug and related clinical expenses. It is estimated that roughly 100,000 U.S. AIDS patients suffer from severe weight loss.

        The cost of SYNOVIR under this program will be about $550 for a 12-week supply. The price of SYNOVIR was established under FDA guidelines and enables the Company to recover costs of manufacture, R&D and handling of the expanded access program. A portion of the SYNOVIR distributed will be provided free of charge to needy patients.

        The protocol for the expanded access trial of SYNOVIR is complementary to the Company's placebo-controlled HIV wasting trial and provides patients who fail to meet admission criteria of that study access to the drug. The broad entry criteria, coupled with greater physician access, substantially increases the availability of SYNOVIR to patients who may benefit from therapy.


SYNOVIR PRODUCTION TO BE INCREASED

        On December 18, 1995, the Company announced that it is increasing supply capabilities for SYNOVIR. Under a new agreement, Penn Pharmaceuticals Ltd. of Tredegar, UK, will build a special facility devoted exclusively to SYNOVIR with a first phase capacity of more than 10 million capsules annually, with potential for expansion. The new facility will help fill demand for SYNOVIR during the special expanded access program currently underway and set the stage for commercial quantities.

        Penn, a closely-held contract pharmaceutical manufacturer, has been supplying clinical quantities of SYNOVIR to Celgene for two years and is expanding output at its current facility. It has extensive experience with thalidomide and specializes in the development of a wide range of novel dosage forms. The new facility Penn is constructing for SYNOVIR is expected to be fully operational in the second half of 1996.


ADDITIONAL SYNOVIR PATENT ISSUED

        On December 1, 1995, the Company announced that it was issued US Patent No. 5,463,063 for a scaleable process to make high purity thalidomide. The patent covers a new method to manufacture the Company's version of the drug, trade named SYNOVIR. The process is especially suitable for large scale manufacture and has been scaled to commercial batch size. This new method has already been used by the Company to prepare several hundred thousand capsules.


1996 PRIVATE PLACEMENT

        At December 31, 1995, the Company had cash and marketable securities totaling $11,713,000. In March, 1996, the Company realized net proceeds of approximately $23,800,000 from the sale of shares of Series A Convertible Preferred Stock. The Company anticipates that its current resources, income derived from investments plus limited revenue from chiral product sales, research contracts and potential recoveries under the FDA-approved SYNOVIR cost recovery program will be sufficient to meet the Company's operating and capital requirements for the balance of 1996 and 1997.

General

        The Company's core chiral technology is based on biocatalysis, which involves the identification and manipulation of microorganisms, or enzymes isolated from these microorganisms, to perform specialized chemical reactions. These chemical reactions are difficult, and in some cases impossible, to duplicate using conventional technology, especially on a commercial scale.

        The Company initially has applied its chiral technology to a large category of chemical compounds known as amines, which are used in the manufacture of a broad spectrum of pharmaceuticals. In 1990, the Company was issued a United States process patent covering its chiral amine technology and commenced a marketing program for chiral chemical intermediates for existing pharmaceutical products and products under development. The Company believes that its technology in many cases can produce chiral chemicals having a higher chiral purity level and a lower cost than products manufactured through conventional processes. In 1995, the Company sold such intermediates in developmental quantities for testing purposes to a number of pharmaceutical companies, and received research and development funding under contracts from other customers interested in the application of the Company's chiral technology to their manufacturing needs.

        The Company's patented chiral amine technology can be applied to a wide range of pharmaceutical, food, and agricultural products and, as a result, the Company expects that it will not be dependent upon the success of any one of its customers' products. In addition, the Company has filed applications for patents or is developing technologies to produce certain amino acids, carboxylic acids, esters, and phenylserine derivatives, and other important categories of chiral compounds.

        The Company's primary marketing strategy in its chiral business is to produce and sell high purity chemical intermediates. In certain instances, based on a customer's manufacturing needs, the Company will sell the biocatalysts and license to its customers the related process technology necessary to produce such chemical intermediates, on a large scale.

        The Company is also developing proprietary pharmaceutical products. In August 1992, the Company entered into a two-year research and development agreement with The Rockefeller University to test the effectiveness of certain small molecule compounds and their derivatives in reducing symptoms associated with elevated Tumor Necrosis Factor Alpha ("TNF[A]") levels in patients. Under the terms of the agreement, the Company has the world-wide exclusive license to manufacture and market any drugs which may result from the research performed at The Rockefeller University. The agreement has been extended through July, 1998.

        In July 1993, results were published from investigator clinical trials managed by The Rockefeller University which suggested that the lead compound of interest, thalidomide, might be effective in inhibiting the progression of HIV-1. In the fourth quarter of 1993, the Company began pre-clinical testing of new compounds, or new chemical entities (NCEs), from which it believed it might select and develop drugs with greater efficacy and fewer side effects than thalidomide. At that time, the Company filed a composition of matter patent application covering such compounds. In 1995, the Company continued to design, make and test improved NCEs and filed several additional patent applications. In January 1994, the Company filed an Investigational New Drug Application (an "IND") with the FDA to enter Phase II clinical trials related to the use of thalidomide in the treatment of AIDS-related cachexia, or wasting. The Phase II clinical trial evaluating thalidomide in the treatment of wasting syndrome associated with HIV/AIDS was initiated during the fourth quarter of 1994. Enrollment for this controlled study has been slow but steps have been taken to accelerate the process, including the addition of several new investigator sites throughout the U.S. At the request of the FDA, the Company agreed to initiate an expanded access program for patients with the wasting syndrome associated with AIDS. This program will make SYNOVIR available to a broader spectrum of patients. In an unusual event, the FDA granted the Company the right to recover costs associated with this program by charging for the drug supply. The Company began shipping SYNOVIR under this program in the first quarter of 1996. Additionally, in February 1994, the National Institute of Allergy and Infectious Diseases (NIAID) accepted a proposal by the Company to run clinical trials to determine the safety and effectiveness of SYNOVIR in inhibiting the progression of HIV. The NIAID initiated the Phase I clinical trial in the first quarter of 1995. The Company is pursuing the clinical evaluation of SYNOVIR for the treatment of other diseases and conditions, including leprosy, rheumatoid arthritis, chronic diarrhea associated with AIDS, and wasting syndrome associated with cancer.

        The Company also had been engaged in the development of biotreatment systems to detoxify certain chemical process waste streams before release by a manufacturing plant into the environment. Although the Company's biotreatment systems were successfully demonstrated in a number of field tests, no commercial installations were ordered. In November 1993, the Company decided to concentrate its resources on its chiral intermediates and immunotherapeutics programs. On June 16, 1994, the Company entered into an agreement with Sybron Chemicals, Inc. ("Sybron Chemicals") pursuant to which the Company has exclusively licensed its biotreatment technology and sold its biotreatment laboratory and field demonstration equipment to Sybron Chemicals. Under the terms of the agreement, Sybron Chemicals has the exclusive rights to commercialize the Company's biocatalysis technology for the removal of hazardous wastes from manufacturing and process waste streams. Under the terms of the agreement, the Company will receive royalty payments based on a percentage of any commercial net sales of biotreatment systems. No such royalty payments have been received to date.

        The Company was incorporated in Delaware in 1986 to commercialize technology developed during a six-year research and development effort by Hoechst Celanese Corporation ("Hoechst Celanese"). Hoechst Celanese transferred and assigned to the Company the associated microbial technology and know-how, research contracts, certain equipment, patents, and patent applications relating to these earlier research efforts.

        The Company's principal executive offices and laboratory facilities are located at 7 Powder Horn Drive, Warren, New Jersey 07059. The Company's telephone number is (908) 271-1001.


Forward Looking Statements

              Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report on Form 10-K.

Technology

        The Company's core chiral technology involves the identification and manipulation of microorganisms, or enzymes isolated from these microorganisms, to produce biocatalysts. Biocatalysis is the use of biocatalysts to perform specialized chemical reactions.

        Unlike traditional chemical catalysis, biocatalysis can be highly selective and enables a scientist both to custom design chemicals and, in many cases, eliminate unwanted by-products. Biocatalysis, therefore, can be important to markets such as pharmaceuticals, food additives, and agricultural chemicals, where increased regulation and expense is being directed toward eliminating impurities which often result from traditional chemical processing or when marketing differentiation is important for drugs whose patents have expired.



        Many chemicals, when produced using conventional synthesis, come in two different forms, or isomers. Although both isomers are very similar or identical in chemical properties, their molecular structures differ in that they are mirror images of one another. These are called "chiral" chemicals or compounds. When a compound contains both isomers, it is called a "racemate" or a "racemic mixture;" when it contains only one isomer, it is called "chirally pure." One isomer of a particular chiral chemical may produce a desired biological effect, while the other isomer either produces the same desired biological effect, no biological effect, or a negative biological effect. For example, one isomer of a major artificial sweetener tastes sweet, while the other isomer tastes bitter.

        The Company's technology, in the field of biocatalysis, involves the use of enzymes, (in concert with advanced chemistry) to synthesize or separate only the "good" isomer in cost-effective processes. This approach can provide major improvements in purity and economics. A further dimension of the Company's technology is its ability to design and develop processes using biocatalyst systems for use on a commercial scale in equipment commonly used by the chemical processing industries. The use of such conventional equipment can eliminate the need to make additional capital expenditures for specialized process equipment or to adopt new operating practices, thereby minimizing production costs.

        An important feature of the Company's biocatalysis is the use of new molecular biology techniques, developed by the Company, to modify and adapt the biocatalysts to specific products and customer requirements. This flexibility and sophistication is available only for biocatalysts and is not possible for conventional chemical catalysts. These molecular biology techniques have allowed the Company to tailor "off-the-shelf enzymes," or biocatalysts, to access new target molecules presented by its customers. These techniques not only could broaden the product range of each biocatalyst, but also could shorten the lead-time from inquiry by a customer to first supply, which ultimately may provide higher quality product more cost effectively to the Company's customers. For certain information concerning expenditures for research and development programs, see the Note 11(c) in the Notes to Financial Statements appearing elsewhere herein.


Chiral Chemicals

        Markets - The pharmaceutical and agricultural chemical industries have recognized that different chiral isomers may have different biological effects. The Company has chosen to focus its efforts in developing and marketing products primarily for the pharmaceutical industry and secondarily for the food additive and agricultural chemical industries. There are a number of driving forces behind the anticipated growth in the market for the Company's chiral technology, including therapeutic, regulatory, product differentiation, and cost reduction.

        Therapeutic - Mirror-image isomers often have different therapeutic effects. Pharmaceutical companies recognize that the ability to synthesize the desired isomers may provide additional flexibility in designing and improving certain of their pharmaceuticals and may be useful in developing pharmaceuticals that otherwise would be unacceptable.

        Regulatory - The FDA, which is responsible for monitoring efficacy and safety of drugs, has taken the position that it will not mandate chiral purity in new drugs. However, any company submitting a new drug application for a drug based on a racemate incurs a risk that the FDA may require additional clinical testing on the chirally pure form of such drug. As a result of work with its customers, the Company believes that all leading pharmaceutical companies have instituted "chirally pure only" guidelines for developing new pharmaceuticals and will develop "racemic-based" drugs only on an exception basis.

        Product Differentiation - When the patent covering a particular pharmaceutical expires, such pharmaceutical then can be produced in generic form. If a pharmaceutical is made chirally pure, such product potentially may enhance a manufacturer's market franchise for a pharmaceutical previously sold based on a racemate, because the chirally pure pharmaceutical is not only a chemically differentiated entity but also may be one with improved efficacy and reduced side effects.

        Cost Reduction - The Company has demonstrated that often its technology can produce chiral chemical intermediates at a lower cost than products manufactured through conventional chemical processes. The Company is initially focused on the portion of the pharmaceutical intermediates industry where chirality is an important factor in the development of new drugs and in cost improvement of processes for existing drugs, including drugs for which patents are expiring. Such areas include anti-diabetic/obesity medications, cardiovascular medications, and neurological therapeutics. The Company believes that the chiral intermediate market will expand significantly because of the factors highlighted above.

        Products - The majority of synthetic pharmaceuticals sold today which have chiral centers are sold as racemates (i.e., mixtures); however, there is a clear trend toward the development and sale of new drugs as chirally pure products. The Company initially has applied its chiral technology to a large category of chemical compounds known as amines, which are used in the manufacture of a broad spectrum of pharmaceuticals. A United States patent was issued to the Company in August 1990 covering the Company's technology for the enzymatic separation of chiral amine chemicals. The Company believes that within the pharmaceutical industry, there are a large number of drugs now under development which are chiral amines. The Company has demonstrated in its laboratory the application of its technology on over 100 chiral amine intermediates.

        In December 1990 the Company commenced a marketing program for chiral amine intermediates. In 1995, the Company sold such intermediates in developmental quantities for testing purposes to, or entered into process development agreements with, a number of pharmaceutical and agrochemical companies. The primary target of these compounds is for use in pharmaceuticals and agrochemicals which have not yet been approved. The Company has been advised that some of its chiral intermediates are incorporated in pharmaceutical products currently undergoing clinical testing and believes that others will be incorporated in pharmaceutical products on which the manufacturers in the near term will commence clinical testing. The Company believes that the inclusion of its products in the early, pre-approval stages of testing will make it more likely that such products will be included in the final pharmaceutical products, if and when approved. Because the Company's technology can be applied to a wide range of pharmaceutical and agrochemical products, the Company can spread the risk of having to rely on the success of one product to achieve sales. Many of these products, however, may require approval by the FDA or the Environmental Protection Agency, and it is difficult to predict how long such approvals will take and whether any such approvals will be granted.


Chiral Pharmaceuticals

        The Company is also applying its expertise in chiral technologies towards the development and commercialization of proprietary improved pharmaceuticals. Individual isomers of racemic drugs often have different pharmacological activities, receptor site specificities, pharmacokinetics, and toxicological profiles. Based on this, the Company believes it may be possible to develop single isomer versions of these racemic drugs as improved pharmaceuticals with one or more benefits such as reduced dosage and side-effects, improved therapeutic window, enhanced specificity with reduced side-effects, or potentially new indications.

        The Company's strategy is to identify, patent, and develop single isomer versions of approved racemic drugs either as improved therapies for existing indications, or for new indications. When appropriate (and in collaboration with other companies having proprietary positions and expertise in controlled release technologies) the Company plans to develop these single isomer drugs as controlled release dosage forms.

        The Company considers its approach to the development of proprietary improved pharmaceuticals to be attractive, since it believes it can develop these single isomer versions of already approved racemic drugs in less time and at lower cost than would be required for a completely new substance. This is because a significant body of information regarding safety and efficacy profiles of these compounds has accumulated through the extensive use of the racemates which might be available to the company. Additionally, the time required for the regulatory approval for these improved single isomer drugs could be reduced since the parent racemic compound already has been approved and marketed.

        The Company has filed and continues to file patent applications covering the use of these improved single isomer pharmaceuticals for specific indications, and for process technologies to be used in the manufacture of these improved single isomer pharmaceuticals.

        Except for selected indications where the Company believes it can develop and market these improved single isomer pharmaceuticals, the Company plans to seek partners, with marketing and distribution strengths for the indication, in the development and commercialization of its improved single isomer pharmaceuticals.


Immunotherapeutics

        Over the longer term, the Company intends to use its expertise to synthesize and develop pharmaceutical products with distinct therapeutic advantages. In August 1992, the Company entered into a two-year research and development agreement with The Rockefeller University ("Rockefeller") to prove the effectiveness of certain compounds in reducing symptoms associated with elevated TNF[A] levels in patients. This agreement has been extended through July, 1998. Elevated TNF[A] levels have been associated with a variety of symptoms, including those associated with cachexia, rheumatoid arthritis, inflammatory bowel disease, and septic shock. Rockefeller had initiated limited clinical trials on its first compound, thalidomide, to determine its effect on weight loss associated with AIDS and tuberculosis. Under the agreement with Rockefeller, the Company will synthesize new compounds and together with Rockefeller, jointly perform biological testing. For those compounds showing promising results, the Company will perform structure activity analysis. As warranted by subsequent test results, the Company will apply for INDs and conduct clinical testing. Under the terms of the agreement with Rockefeller, the Company also has the world-wide exclusive license to manufacture and market any drugs, including SYNOVIR, which may result from the research performed at Rockefeller. Rockefeller is entitled to receive royalties based on commercial sales of any such drugs.

        The Company is sponsoring and managing a Phase II, double-blind, placebo-controlled study evaluating the utility of SYNOVIR for controlling wasting syndrome or cachexia associated with HIV/AIDS. The trial was initiated in the fourth quarter of 1994 and it is anticipated that at least thirteen U.S. centers will be involved. The main clinical endpoint is weight gain, and two doses of SYNOVIR will be evaluated. Assuming patient enrollment is in accordance with the Company's plan (of which there can be no assurance), it is now anticipated that the treatment phase of the study will be completed by the end of 1996. Initial patient enrollment has been slower than anticipated. The Company addressed this by redelineating certain entry criteria which the Company believes will aid in patient enrollment. In addition, the Company has opened additional clinical sites to increase patient enrollment.

        Scientific Rationale - Cytokines are proteins which act as chemical messengers throughout the body. They are similar in function to hormones but are made by many kinds of cells as opposed to specific organs. In addition to regulating cellular immunity and inflammation, cytokines have an essential role in the control of cell proliferation and differentiation. One cytokine, TNF[A], is recognized as a primary mediator of an inflammatory response, i.e. it initiates the cascade of events, and hence is vital for an effective immune/inflammatory response. However, when TNF[A] is overproduced it can cause debilitating localized and systemic symptoms and even death. Elevated levels of TNF[A] are observed during the progression of many disease states, including mycobacterial infections, HIV/AIDS, sepsis, and rheumatoid arthritis. Therefore, it could be of significant therapeutic benefit selectively to control elevated TNF[A] levels.

        Research activities at Rockefeller have shown that thalidomide can modulate elevated levels of TNF[A] selectively, i.e. it modulates the level of TNF[A] to a more normal physiological level while having no direct effect on the levels of other cytokines. In addition to this initial in vitro work, clinical symptoms associated with elevated TNF[A] in tuberculosis and leprosy have been reduced or relieved in patients treated with thalidomide. Preliminary clinical and in vitro evidence in HIV-infected individuals suggests that thalidomide may delay the progression of the disease. In summary, thalidomide therapy modulates TNF[A] levels which appears to result in clinical benefit in a number of disease states.

        There are, however, a number of potential problems associated with thalidomide treatment, e.g., teratogenicity and sedation. The Company believes these issues can be addressed with further drug development. A number of analogous, yet new molecules, have been synthesized by the Company and tested for their ability to selectively, modulate elevated TNF[A] level in vitro. Certain compounds have been identified, which are more potent in vitro than thalidomide, including some more than 4000 times more active than thalidomide. Initial results suggest that it may be possible to engineer out the toxic side effects of the parent compound thalidomide, leading to a new generation of more potent, yet safer, TNF[A] inhibitors. Lead compounds have entered pre-clinical development and it is anticipated that the first compound will be ready for safety testing in humans by the end of 1996.

        Strategy/Therapeutic Development Program - The Company believes that selective modulation of a pro-inflammatory cytokine such as TNF[A] provides a therapeutic approach of great potential as there are currently no approved drug therapies for a number of severe disease states characterized by excessive levels of TNF[A]. The Company's near-term strategy is to apply for more rapid approval for thalidomide treatment of an acute HIV associated disease state, e.g. wasting in late-stage AIDS patients, or for treatment of a diseased state such as ENL in leprosy. The Company believes there is anecdotal and clinical evidence to support efficacy of thalidomide in these indications. If successful, this program would give the Company an approved drug in the therapeutic category. The Company also plans to use the knowledge gained for developing new chemical entities with improved properties. These compounds could lead to a proprietary product portfolio that would service disease categories such as arthritis, inflammatory bowel disease, and multiple sclerosis.


        If the program at Rockefeller is successful or if the Company were to develop any other such products having therapeutic benefits, the Company may attempt to enter into licensing agreements or other arrangements with established pharmaceutical companies which have more extensive experience and financial and other resources to conduct the testing of such products in order to obtain regulatory approval and to manufacture and market such products. Such decisions would be made on a case-by-case basis.


Production, Marketing, and Customers

        The Company currently has the ability to manufacture chiral products in batches in sizes of up to 100 to 200 kilograms. The Company believes that its current facility will be adequate for the Company's research and development work and for manufacturing developmental quantities of certain of the Company's products. However, the Company ultimately will need to provide for additional process development and manufacturing capabilities. The Company's facility will not be adequate for the manufacture of larger scale developmental and commercial quantities of the Company's proposed chiral products. To date, the Company has utilized outside manufacturers to demonstrate its production processes in larger production quantities. The Company currently plans to continue to use third parties, either through manufacturing alliances to access large scale manufacturing capacity, or by entering into licensing agreements with customers for commercial production.

        The Company is marketing and intends to continue to market its chiral products primarily through direct sales.

        Revenues from the Company's sale of chiral chemical intermediates to a major agrochemical company accounted for approximately 40% of total chiral revenues for the year ended December 31, 1995.

        Arrangements are in place for the commercial scale production of both Good Manufacturing Practices ("GMP") compliant drug substance and drug product for SYNOVIR. Drug substance is custom synthesized on behalf of Celgene in the U.S. under full GMP compliance. The chemical synthesis for SYNOVIR is proprietary to Celgene and a U.S. patent that protects this chemistry was granted to the Company in October 1995.

        In December, 1995, the Company entered into an agreement with Penn Pharmaceutical, Ltd. ("Penn") to build a special facility devoted exclusively to the production of SYNOVIR. Under terms of the agreement, based on certain milestones with respect to commencing production and an FDA inspection, the Company is responsible for $320,000 of start-up and validation costs. In addition, the Company will lease the dedicated facility for a three-year period. Annual facility payments are $268,000, and commence in the month after the first milestone is reached. Celgene will purchase SYNOVIR produced by Penn at a price to be agreed upon.



Governmental Regulation

        Certain of the Company's proposed chiral products may be used by other companies in their products and such other companies' products will likely require regulatory approval, including that of the FDA. The nature and extent of regulation may differ with respect to different products. Passing such review successfully may be contingent on the development of certain product toxicity and efficacy information from testing which, depending on the nature of the product, can be time-consuming and costly. Other products which the Company plans to attempt to develop for use in manufacturing by others may be required to receive approval from Federal regulatory agencies, such as the FDA, or state regulatory agencies. To the extent the Company manufactures controlled substances,  it  will  also  be  subject  to  certain  regulations  of the  Drug
Enforcement Administration relating to manufacturing controls and security to prevent pilferage of, or unauthorized access to, such substances in each stage of the production process.

        The regulatory process for a new pharmaceutical is a combination of a number of stages. Compounds first undergo comprehensive pre-clinical testing which does not involve human exposure. Once a company believes that it has sufficient data to show that a new drug is adequately safe for initial small-scale clinical studies, it compiles and submits an investigational new drug application (IND). An IND is essentially a proposal to obtain the FDA's permission to begin testing the drug in human subjects. Once an IND is obtained, clinical studies can be initiated. Phase I studies evaluate safety of the product for human beings. Phase II studies test the clinical efficacy and additional safety of the drug, and Phase III studies provide statistical proof of effectiveness and adequate evidence of safety to meet FDA approval requirements. The FDA closely monitors the progress of each of the phases of clinical testing and may, at its discretion, reevaluate, alter, suspend, or terminate testing based on the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient. Upon successful completion of clinical testing of a new drug, a new drug application (NDA) is filed. An NDA may enable a company to obtain FDA authorization to market a new pharmaceutical for the proposed indication. The whole drug discovery/development process can take many years, sometimes more than ten years. SYNOVIR is currently in Phase II (pivotal) clinical studies for cachexia associated with HIV/AIDS. The new chemical entities are in early pre-clinical evaluation.

        If the Company produces novel proprietary pharmaceutical products, they may require costly and time-consuming testing as well as approval from the FDA or other regulatory agencies. The Company's ability to commercialize any of these products may depend upon its ability to enter into licensing agreements or other arrangements with established pharmaceutical companies with the requisite experience and financial and other resources to conduct the necessary testing of such products in order to obtain regulatory approval and to manufacture and market such products.


Patents and Trade Secrets

        In 1990 the Company was issued a United States process patent covering its chiral amine technology. The Company also has been issued 24 other United States patents and has filed seven United

States patent applications relating to its novel microorganisms, related biochemical compositions of matter and processes, and new therapeutic compounds. The Company is aggressively seeking patent protection, both in the United States and abroad, to protect its proprietary technology. The Company's ability to compete effectively with other companies will depend, in part, on its ability to maintain the proprietary nature of its technology, of which there can be no assurance. The Company has been granted an orphan drug designation for use of thalidomide for treatment of mycobacterial diseases, for ENL (a condition of leprosy), for recurrent aphthous stomatitis and for cachexia. The Company may apply for additional orphan drug designations which offer certain regulatory protection, as well as potential tax credits for research and development expenses.

        The  Company  also  plans  to rely to a large  extent  on  trade  secret protection, continuing technological innovation, and the know-how of its employees and consultants. All of the Company's employees and consultants sign confidentiality agreements, under which they agree not to use or disclose the Company's confidential information as long as that information remains proprietary or, in some cases, for fixed time periods.


Competition

        The fine chemical and pharmaceutical therapeutics businesses are each highly competitive. Competitors include major chemical and pharmaceutical companies which may employ both biochemical and conventional technology, as well as specialized biotechnology firms. Most of these companies have considerably greater financial, technical, and marketing resources than the Company.

        The Company also experiences competition in the development of its products and processes from universities and other research institutions and, in some instances, competes with others in acquiring technology from such sources.

        Competition in the pharmaceutical/therapeutic business, specifically in the immunomodulating areas being addressed by the Company, is particularly intense. A number of companies are pursuing techniques to modulate TNF[A] production. Some are pursuing small molecule approaches, as is the Company, while others are investigating the use of monoclonal antibodies and TNF[A] receptors. In some cases, these efforts are more clinically advanced than the Company's current efforts with SYNOVIR and the new chemical entities. In addition, a number of companies other than the Company also are attempting to address, with other technologies and products, the disease states currently being addressed by the Company, including cachexia. Furthermore, other companies are attempting to develop thalidomide for AIDs and non-AIDs indications. Most of the Company's competitors have substantially greater financial resources, product development, and marketing capabilities than the Company.

        The fine chemical and pharmaceutical industries have undergone, and are expected to continue to undergo, rapid and significant technological change, and the Company expects competition to intensify as technical advances in each field are made and become more widely known. The Company believes that its success in competing with others will be based on retaining scientific expertise and technological superiority, identifying and retaining capable management, identifying and pursuing scientifically feasible and commercially viable opportunities.

Human Resources

        At December 31, 1995, the Company employed 47 persons, of whom 31 were primarily engaged in research and development activities, with the remainder being engaged in executive, administrative, and market development activities. Twenty of such employees have advanced degrees, including twelve who have Ph.D. degrees. The Company also maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States.


        Executive Officers. Information concerning executive officers of the Company is set forth below.

                                                                                   Term of
                                             Positions and Offices               Employment
            Name                  Age           with the Company                  Commenced
- -------------------------------------------------------------------------------------------------------
John W. Jackson                    51      Chairman of the Board and           January 1996
                                            Chief Executive Officer

Sol J. Barer                       48      President, Chief Operating          September 1987
                                            Officer and Director



        John W. Jackson joined the Company as Chairman of the Board and Chief Executive Officer in January 1996. From February 1991 to January 1996, Mr. Jackson was founder and President of Gemini Medical, a consulting firm which specialized in services to start-up drug and biotechnology companies and investment advice; from February 1986 to January 1991, Mr. Jackson was President of the worldwide Medical Device Division of American Cyanamid; from 1978 to 1986 Mr. Jackson held various international positions, including vice president-international for American Cyanamid; from 1971 to 1978, Mr. Jackson held several human health marketing positions at Merck & Company.


        Dr. Sol J. Barer joined the Company in September 1987 as Vice President-Technology for the Company. From October 1990 to November 1993, Dr.
Barer was Senior Vice President, Science and Technology and Vice President/General Manager Chiral Products. In November 1993, Dr. Barer was named President and in March 1994 was named Chief Operating Officer and appointed a director of the Company. From April 1984 until joining the Company in 1987, Dr. Barer was employed by Chem Systems, an international consulting firm, most recently as a Principal and Director of Process Evaluation and Research Planning. From 1974 to March 1984, Dr. Barer was employed by Celanese Research Company, where he held a number of technical and management positions, most recently as Manager, Biotechnology and Advanced Chemical Technology.

Risk Factors

           Early Stages of Product Development. Many of the Company's products and processes are in the early stages of development. To date, the Company has produced and sold only small quantities of certain chiral chemical intermediates and is in clinical trials for SYNOVIR, the Company's version of thalidomide. The Company's immunotherapeutic compounds and the products in which the Company's chiral intermediates are used will require further development, testing and regulatory approvals, and there can be no assurance that commercially viable products will result from these efforts.

            Governmental Regulation. SYNOVIR, the Company's version of thalidomide, is currently in a pivotal clinical study to determine its effectiveness in treating cachexia (wasting) in AIDS patients. SYNOVIR is also being evaluated by the Company and others in additional early-stage clinical studies. The testing of SYNOVIR has been, and the Company believes that it will continue to be, a time-consuming and costly process. It is difficult to predict how long FDA approval for any indication will take and whether any such approval will be granted.

            Substantially all of the Company's current chiral intermediate products developed and marketed by others. The testing, marketing, and manufacturing of such pharmaceutical products will require regulatory approval. It is difficult to predict how long such approvals will take and whether any such approvals will be granted. In addition, if the Company produces proprietary chiral products, the testing, marketing, and manufacturing of such products will likely be time-consuming and costly and will require regulatory approval, including approval from the FDA. Delays in obtaining, or the failure to obtain, necessary regulatory approvals from the FDA or similar authorities in other countries of the Company's proprietary products or the pharmaceutical products in which the Company's products are to be included would have an adverse effect on the Company.

            No Assurance of Proprietary Protection. The Company's success will depend, in part, on its ability to obtain patents, maintain trade secret protection, and conduct its business in the United States and abroad without infringing the proprietary rights of others. Although the Company possesses certain U.S. patents and has filed U.S. patent applications with respect to certain of its products and technologies, there can be no assurance that others will not develop and market competing technologies and products or that the Company will be able to enforce the patents which it currently possesses or will be able otherwise to obtain or enforce any patents for which it has filed an application, or that. In addition, the Company could incur substantial costs in defending any patent infringement suits or in asserting any patent rights, including those granted by third parties.

              Product Liability. The Company may be subject to product liability or other claims if the use of its technology or products (SYNOVIR, NCEs, or chiral intermediates) is alleged to have resulted in adverse effects. Thalidomide, when used by pregnant women, has and can result in serious birth defects. Therefore, if SYNOVIR is approved by the FDA, necessary precautions must be taken by physicians prescribing the drug to women of child-bearing potential. Although it is the present intention of the Company to apply for product liability insurance, there can be no assurance that it will be able to obtain coverage at economically feasible rates or that such coverage, if obtained, will be adequate to protect the Company in the event of such claims against it. The obligation to pay any product liability claim may have a material adverse effect on the business or financial condition of the Company.

            Dependence Upon Third Parties. The Company's ability to commercialize SYNOVIR and other proprietary products may depend upon its ability to enter into joint ventures or other arrangements with established pharmaceutical companies with the requisite experience and financial and other resources to conduct the necessary testing of such products in order to obtain regulatory approval and to manufacture and market such products.

            Since substantially all of the Company's current chiral intermediate products may be components of pharmaceutical or agrochemical products developed and marketed by others, the success of the Company's products is dependent upon third parties over which the Company has no control. Such third parties may fail to pursue or fund those products that include the Company's products whether due to lack of resources or interest.

            Competition. Competition in the pharmaceutical/therapeutic business, particularly in the immunomodulating areas being addressed by the Company, is intense. A number of companies are pursuing techniques to modulate TNF[A] production. Some are pursuing small molecule approaches, as is the Company, while others are investigating the use of monoclonal antibodies and TNF[A] receptors. In some cases, these efforts are more clinically advanced than the Company's current efforts with SYNOVIR and the new chemical entities. In addition, a number of companies other than the Company also are attempting to address, with other technologies and products, the disease states currently being addressed by the Company, including cachexia. Furthermore, other companies are attempting to develop thalidomide for AIDs and non-AIDs indications. Most of the Company's competitors have substantially greater financial resources, product development, and marketing capabilities than the Company. If the Company's competitors efforts are successful, it may have a material adverse effect on the Company.

ITEM 2.  PROPERTIES.

        The Company is currently occupying a 44,500-square foot laboratory and office facility in Warren, New Jersey under a lease with an unaffiliated party which has a term ending in 1997 with two five-year renewal options. The lease further provides that rental payments will be increased at the end of each five-year term (including any renewal terms) based upon the change in the consumer price index during such five-year term but in no event will the increase be greater than 20%. Such lease is a net lease which requires the Company to pay maintenance, taxes, insurance, and other costs of the premises.


ITEM 3.  LEGAL PROCEEDINGS.

        The Company is not a party to any material litigation and knows of no material litigation, pending, threatened, or contemplated, to which the Company is or may become a party.

        The Company's operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company reviews the effects of any new laws and regulations on its operations and modifies its operations as appropriate. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

        The Common Stock of the Company is traded in the over-the-counter market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market System under the symbol CELG.

        The following table sets forth for each period indicated the high and low sale prices for the Common Stock as reported on the NASDAQ - National Market System. Such prices reflect interdealer prices without adjustments for retail markups, markdowns, or commissions.

Calendar Period                       High          Low
- ---------------                       ----          ---
1994:

First Quarter......................$  9-1/8         $ 6-3/8

Second Quarter......................  8-3/8           5-3/4

Third Quarter.......................  8-3/4           6-7/16

Fourth Quarter......................  7-7/8           5-1/4



1995:

First Quarter.......................  6               4 5/8

Second Quarter......................  10 11/16        5

Third Quarter.......................  10 5/8          7 1/4

Fourth Quarter......................  13 3/8          8 5/8




        There were 519 holders of record of the Common Stock as of December 31, 1995. The Company believes that a significant number of beneficial owners of Common Stock hold their shares in street name. The Company has not paid any cash dividends since its inception and does not intend to pay any such dividends on its Common Stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.



                                                      Year ended December 31,
                               --------------------------------------------------------------------
                                   1995          1994          1993          1992          1991
                               ------------  ------------  ------------  ------------  ------------
Operations Data:

Total revenues                  $ 1,741,269   $ 2,842,567   $ 2,799,967   $ 2,318,916   $ 1,286,068
Loss from continuing
operations                     ( 10,516,523) (  7,877,139) (  7,007,758) (  5,229,260) (  6,811,884)
Loss from discontinued
operation                             --     (  2,336,088) (  3,318,028) (  1,918,109) (  1,840,897)
                               ------------- ------------  ------------  ------------  ------------
Net loss                       ( 10,516,523) ( 10,213,227) ( 10,325,786) (  7,147,369) (  8,652,781)
                               ============= ============  ============  ============  ============

Loss from continuing
operations per share of
common stock                         ($1.30)       ($1.00)       ($ .89)       ($ .67)       ($1.21)
Loss from discontinued
operation
  per share of common stock             --         (  .30)       (  .43)       (  .25)       (  .33)
                                     ------        ------        ------        ------        ------
Net loss per share                   ($1.30)       ( 1.30)       ( 1.32)       (  .92)       ( 1.54)
                                     ======        ======        ======        ======        ======
Weighted average number of
  shares outstanding               8,073,000     7,853,000     7,841,000     7,789,000     5,608,000
Dividends                               --            --            --            --            --





                                                           December 31,
                              ---------------------------------------------------------------------
                                  1995          1994           1993          1992          1991
                              ------------  ------------   ------------  ------------  ------------
Balance Sheet Data:

Cash and cash equivalents,
  and marketable securities     $11,712,905   $ 8,500,086    $17,899,946   $28,266,400   $35,575,051

Total assets                     14,211,218    11,547,930     21,822,225    31,750,599    37,840,322

Accumulated deficit            ( 70,989,400) ( 60,472,877)  ( 50,259,650) ( 39,933,864) ( 32,786,495)

Stockholders' equity              7,142,501    10,004,066     20,295,614    30,374,593    36,630,572

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Liquidity and Capital Resources

        Since inception, the Company has financed its working capital requirements primarily through private and public sales of its debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, and revenues from product sales.

        In August 1995, the Company issued and sold in a private placement offering, an aggregate principal amount of $12,000,000 of 8% convertible debentures due July 31, 1997, and received net proceeds, after offering costs, of $11,022,570. (See Note 6 to the Financial Statements).

        On December 31, 1995, the Company had available working capital of approximately $10,296,000, consisting principally of cash, cash equivalents, and marketable securities. It increased approximately $2,288,000, or 29%, from December 31, 1994, which was attributable to the convertible debenture offering, offset by cash used in operations.

        In March 1996, the Company issued and sold in a private placement offering 503 shares of Series A Convertible Preferred Stock at $50,000 per share, for total gross proceeds of $25,150,000. The Company received net proceeds, after offering costs, of approximately $23,800,000. The proceeds from the sale of the preferred stock increased the Company's working capital (on a pro forma basis) to approximately $34,216,000 as of December 31, 1995 (See Note 12 of the Financial Statements).

        In August 1992, the Company entered into a two-year research and development agreement with the Rockefeller University. This agreement has been extended through July 1998. Under the terms of the contract extension, the Company is committed to pay Rockefeller University $504,000 annually.

        During the year ended December 31, 1995, capital expenditures totalled approximately $30,000 primarily for equipment and leasehold improvements to expand its process development and manufacturing capabilities.

        In the fourth quarter of 1995, the U.S. FDA approved the Company's request to recover costs of providing its SYNOVIR drug to AIDS patients eligible for entry into the Company's expanded trial for cachexia, a severe wasting condition. The cost per patient for a twelve-week supply will be $550. At present, the Company cannot estimate the impact that the potential recovery of costs will have on the Company's operations. The recovery of such costs for 1995 was immaterial.

        The Company believes that its current resources and income derived from investments plus revenues from chiral product sales, research contracts, and estimated recoveries under the FDA-approved SYNOVIR cost recovery program will be sufficient to meet the Company's capital requirements for the balance of 1996 and 1997. However, to assure funding for the Company's future operations the Company is likely to seek additional capital resources. These may include the sale of additional securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and possessing resources to support the Company's immunotherapeutic or chiral programs, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations and research programs in the long-term. However, no assurances can be given that the

Company will be successful in raising such additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow.

        As of December 31, 1995, the Company had for Federal income tax purposes a net operating loss carryforward of approximately $66,900,000. If not utilized to offset future taxable income, such loss carryforward will expire between 2001 and 2010. Certain events, including any sales by the Company of shares of its stock and/or transfers of a substantial number of shares of Common Stock by the current stockholders, may restrict the ability of the Company to utilize its net operating loss carryforward.


Results of Operations

Year ended December 31, 1995 v. Year ended December 31, 1994

        Revenues for the year ended December 31, 1995 were approximately $1,741,000, which was a decrease of approximately $1,101,000, or 39%, over the comparable period in 1994. Chiral intermediate revenues decreased $1,340,000 to $658,000, or 67%, for 1995 as compared to 1994. The decrease in chiral intermediate revenues was due primarily to the sporadic nature of orders from the Company's small customer base. Chiral research contract revenues for 1995 were $515,000, which was an increase of $257,000, or 100%, over 1994. The increase in research contract revenues was due to the Company entering into research contracts for new compounds and for expanding development of existing compounds. Revenue backlog at December 31, 1995 for chiral intermediates and research contracts amounted to $777,000. The Company had no backlog at December 31, 1994. The company is negotiating with new and existing customers for additional chiral intermediate and research contract orders; however, there is no assurance that these efforts will be successful. Investment income decreased $18,000, or 3%, to $569,000 in 1995 as compared to 1994 due to the decrease in funds available for investment during the first half of 1995.

        For 1995, costs of goods sold decreased $304,000, or 28%, to $792,000 (which includes certain fixed manufacturing costs) as compared to 1994, due to the low volume of chiral intermediate revenues. Research and development expenses for 1995 increased $1,691,000, or 26%, to $8,183,000 as compared to 1994. The increase in research and development expenses was due primarily to an increase in the Rockefeller University program and clinical trial expenses for the immunotherapeutic program. These increased expenses were partially offset by decreases in personnel and related expenses for the chiral research group. Selling, general, and administrative expenses decreased $273,000, or 9%, to $2,858,000 in 1995 as compared to 1994, due to generally lower spending across most expense categories, partially offset by amortization of debt offering costs. Interest expense for 1995 was $425,000, which related to the Debentures issued in July, 1995.

        The net loss for the year ended December 31, 1995 was approximately $10,517,000, an increase of approximately $303,000, or 3%, over 1994. Net loss for the year ended December 31, 1994 included the operating loss of the Company's discontinued biotreatment operations of $2,336,000. Loss from continuing operations during 1995 increased $2,639,000 due primarily to lower chiral intermediates revenues and higher spending for the immunotherapeutic program.

Year ended December 31, 1994 v. Year ended December 31, 1993

        Revenues for the year ended December 31, 1994 were approximately $2,843,000 which was at approximately the same level as compared to 1993. Chemical intermediates revenue consisting of higher volume sales of chiral products to existing customers increased $345,000, or 21%, to $1,998,000 in 1994 as compared to 1993. Chiral research contract revenues for 1994 was $258,000, which was an increase of $103,000, or 66%, over the comparable period in 1993. This increase in contract revenues was due to the Company entering into research contracts for new compounds with new customers. Investment income decreased approximately $406,000, or 41%, to approximately $587,000 in 1994 as compared to 1993, due to the decrease in funds available for investment.

        For the year ended December 31, 1994, cost of goods sold as a percentage of chemical intermediates revenue was 55% as compared to 87% for the comparable 1993 period. The lower cost of goods sold percentage in 1994 was due to improved productivity and the volume of products internally manufactured by the Company as compared to 1993 when a significant volume of products were produced by outside manufacturers. In the comparative period for 1994, no outside manufacturers were used and all of the Company's product revenues were derived from products manufactured by Celgene. Research and development expenses for the year ended December 31, 1994 increased $1,731,000, or 36%, to $6,492,000 as compared to the same period in 1993, due to clinical trial expenses for the immunotherapeutic program and, to a lesser extent, to higher personnel and related expenses. Selling, general and administrative expenses for the year ended December 31, 1994 decreased $470,000, or 13.1% to $3,131,000 as compared to 1993 primarily due to no incentive bonus expense partially offset by increase personnel and facilities expenses.

        Net loss for the year ended December 31, 1994 was approximately $10,213,000 which was at the same approximate level as compared to 1993. Loss from continuing operations increased $869,000, or 12%, to $7,877,000 in 1994 over the comparable 1993 period. The operating loss of the discontinued operation decreased $1,821,000 to $1,497,000 primarily due to cessation of the Company's biotreatment operations during the second quarter of 1994.


Other Matters

        In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which will become effective on January 1, 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's consolidated financial position and operating results, nor will it affect the Company's cash flows.

        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes an alternative method of accounting for stock based compensation awarded to employees such as stock options granted by the Company to employees. The standard provides for the recognition of compensation expense based on the fair value of the stock-based award, but allows companies to continue to measure compensation cost in accordance with Accounting Principles Board

Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Companies electing to retain this method must make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied. The Company plans to continue to use APB No. 25, which does not require the Company to record compensation expense for the stock options it awards to employees. Restricted stock awards for which the Company presently accrues compensation would continue to be accounted for in that manner. With respect to fiscal 1996, the Company will disclose the pro forma effect of the fair value method on 1995 and 1996 net income and earnings per share.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See Part IV, Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

        There have been no changes in or disagreements with the Company's auditors on accounting principles or financial statement disclosure.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders. Reference is also made to Item 1 hereof.


ITEM 11. EXECUTIVE COMPENSATION.

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This   information  is  incorporated  by  reference  to  the  Company's definitive proxy statement for its 1996 Annual Meeting of Stockholders.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

         (a) See Index to Financial Statements immediately following Exhibit Index.

         (b) No reports on Form 8-K were filed during the Company's fourth quarter in 1995.

         (c) Exhibits

         See Exhibit Index immediately following signature pages.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CELGENE CORPORATION



                               By /s/ John W. Jackson
                                 -------------------------------
                                     John W. Jackson
                                   Chairman of the Board and
                                   Chief Executive Officer

Date:  March 28, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                           Date
- ---------                                -----                           ----
/s/ John W. Jackson                      Chairman of the Board and       March 28, 1996
- -------------------
John W. Jackson                          Chief Executive Officer

/s/ Sol J. Barer                         Director                        March 28, 1996
- ----------------
Sol J. Barer

/s/ Frank T. Cary                        Director                        March 28, 1996
- -----------------
Frank T. Cary

/s/ Arthur Hull Hayes, Jr.               Director                        March 28, 1996
- --------------------------
Arthur Hull Hayes, Jr.

/s/ Richard C. E. Morgan                 Director                        March 28, 1996
- ------------------------
Richard C. E. Morgan

/s/ Walter L. Robb                       Director                        March 28, 1996
- ------------------
Walter L. Robb

/s/ Lee J. Schroeder                     Director                        March 28, 1996
- --------------------
Lee J. Schroeder

/s/ Robert B. Eastty                     Controller (Chief Accounting    March 28, 1996
- --------------------
Robert B. Eastty                         Officer)


The foregoing constitutes a majority of the directors.

(c) Exhibits.

3.1 - Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

3.2 - By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

4.1 - Form of 8% Convertible Debenture due July 31, 1997 (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

4.2 - Form of Certificate of Designation of Series A Convertible Preferred Stock, par value $.01 per share (Incorporated by reference to Exhibit
        4.1 to the Company's Current Report on Form 8-K, dated March 13, 1996).

10.1 - Asset and Technology Transfer Agreement, dated as of September 16, 1986, between the Company and Hoechst Celanese (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

10.2 - Purchase Agreement, dated as of September 16, 1986, between the Company and Hoechst Celanese (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

10.3 - Stock Purchase Agreement, dated as of November 6, 1986, among the Company and the purchasers on the signature pages thereto (Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

10.4 - 1986 Stock Option Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 13, 1990).

10.5 -  Forms of Stock Option  Agreements  (Incorporated by reference to Exhibit
        10.6 to the Company's Registration Statement on Form S-1, dated July 24,
        1987).

10.6 - Employment Agreement, dated September 12, 1987, between the Company and Sol J. Barer (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.7 - Holdback Agreement, dated November 6, 1986, between the Company and the signatories thereto (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

10.8 - Form of indemnification agreement between the Company and each officer and director of the Company (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, dated July 24,
        1987).

10.9 - Agreement, dated October 24, 1986, between the Company and Collaborative Research Incorporated (Incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

10.10 - Lease Agreement, dated January 16, 1987, between the Company and Powder Horn Associates (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

10.11 - Amendment No. 1, dated September 12, 1990, to the Employment Agreement, dated September 12, 1987, between the Company and Sol J. Barer. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.12 - Stock Option and Registration Rights Agreement, dated June 21, 1990, between the Company and John L. Ufheil (Incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.13 - Warrant Agreement, dated as of February 21, 1991 (Incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.14 - Form of Restricted  Stock Award Agreement  (Incorporated by reference to
        Exhibit 10.24 to Amendment No. 1 to the Company's Registration Statement on Form S-2, dated May 7, 1991).

10.15 - Draft Letter Agreement to Warrant Agreement (Incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Company's Registration Statement on Form S-2, dated May 7, 1991).

10.16 - 1992 Long-Term Incentive Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement, dated April 17, 1992).

10.17 - 1992 Non-Employee Directors' Incentive Plan (Incorporated by reference to Exhibit B to the Company's Proxy Statement, dated April 17, 1992).

10.18 - Form of Option Agreements under the 1992 Long-Term Incentive Plan and 1992 Non-Employee Directors' Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.19 - Stock Option Agreement, dated August 2, 1993, between the Company and John L. Ufheil. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1993).

10.20 - License and asset purchase agreement dated June 17, 1994 between the Company and Sybron Chemicals, Inc. (Incorporated by reference to Exhibit
        10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.21 - Amendment No. 2, dated November 1, 1993, to the Employment Agreement, dated September 12, 1987, or between the Company and Sol J. Barer. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.22 - Amendment No. 3, dated March 1, 1994, to the Employment Agreement, dated September 12, 1987 between the Company and Sol J. Barer. (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.23 - Stock Option Agreement, dated March 21, 1994, between the Company and Richard G. Wright. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1994).

10.24 - Engagement Agreement dated November 23, 1994, between the Company and Redington, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1994).

10.25 - Agent's Warrant issued in connection with the placement of 8% Convertible Debentures (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1995).

10.26 - Form of  Registration  Rights  Agreement  (Incorporated  by reference to
        Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 13, 1996).

10.27 - Agent's Warrant issued in connection with the placement of Series A Convertible Preferred Stock.

23    - Consent of KPMG Peat Marwick LLP

27    - Financial Data Schedule - Article 5 for Year Form 10-K

                               CELGENE CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                               CELGENE CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


Independent Auditor's Report .............................................   F-2

Balance Sheets as of December 31, 1995 and 1994 ..........................   F-3

Statements of Operations - Years Ended
        December 31, 1995, 1994, and 1993 ................................   F-4

Statements of Stockholders' Equity - Years
        Ended December 31, 1995, 1994 and 1993 ...........................   F-5

Statements of Cash Flows - Years Ended
        December 31, 1995, 1994 and 1993 .................................   F-6

Notes to Financial Statements ............................................   F-8



        All other Schedules are omitted as they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CELGENE CORPORATION:


        We have audited the accompanying balance sheets of Celgene Corporation as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted audited standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

        As discussed in note 2 to the financial statements, the Company adopted the provisions of the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994.



Short Hills, New Jersey
February 17, 1996, except as
to note 12, which is as of
March 13, 1996

                               CELGENE CORPORATION
                                 BALANCE SHEETS


                                                          December 31,
                                                -------------------------------
                                                      1995             1994
                                                ---------------  ---------------
ASSETS
Current assets:
Cash and cash equivalents .....................    $   337,165      $   292,925
Marketable securities available for sale ......     11,375,740        8,207,161
Accounts receivable ...........................        397,241          623,084
Other current assets ..........................        404,011          428,844
                                                   -----------      ------------
Total current assets ..........................     12,514,157        9,552,014
Plant and equipment, net ......................      1,207,805        1,954,666
Other assets ..................................         41,250           41,250
Deferred debt costs ...........................        448,006            --
                                                   -----------      ------------
                                                   $14,211,218      $11,547,930
                                                   ===========      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable ..............................    $   607,206      $   439,189
Accrued expenses ..............................      1,610,846        1,104,675
                                                   -----------      ------------
Total current liabilities .....................      2,218,052        1,543,864
Convertible debentures (note 6) ...............      4,592,366            --
Convertible debentures-accrued interest .......        258,299            --
                                                   -----------      ------------
Total liabilities .............................      7,068,717        1,543,864
                                                   -----------      ------------

Commitments and contingencies (note 11)
  Stockholders' equity:

Preferred stock, par value $.01 per share
Authorized 5,000,000 shares; issued none ......           --              --
Common stock, par value $.01 per share
Authorized 20,000,000 shares; issued and
outstanding 8,783,592 and 7,862,689 shares at
   December 31, 1995 and 1994,
   respectively ...............................         87,836           78,627
Additional paid-in capital ....................     78,064,288       70,684,768
Unamortized deferred compensation-- restricted
   stock ......................................         (7,085)         (19,174)
Accumulated deficit ...........................    (70,989,400)     (60,472,877)
Net unrealized loss on marketable securities
  available for sale ..........................        (13,138)        (267,278)
                                                   -----------      ------------
Total stockholders' equity ....................      7,142,501       10,004,066
                                                   -----------      ------------
                                                   $14,211,218      $11,547,930
                                                   ===========      ============


See Accompanying Notes to Financial Statements

                               CELGENE CORPORATION

                            STATEMENTS OF OPERATIONS




                                                           Years Ended December 31,
                                               -------------------------------------------
                                                   1995            1994            1993
                                               -----------     -----------      ----------
Revenues:

Sales of chemical intermediates ...........    $   657,753     $ 1,997,636      $1,652,233
Research contracts ........................        515,000         258,000         155,000
Investment income .........................        568,516         586,931         992,734
                                               -----------     -----------      ----------
                                                 1,741,269       2,842,567       2,799,967
                                               -----------     -----------      ----------

Expenses:

Cost of goods sold ........................        792,251       1,096,687       1,444,904
Research and development ..................      8,183,045       6,492,468       4,761,907
Selling, general and administrative .......      2,857,758       3,130,551       3,600,914
Interest ..................................        424,738            --              --
                                               -----------     -----------      ----------
                                                12,257,792      10,719,706       9,807,725
                                               -----------     -----------      ----------
Loss from continuing operations ...........    (10,516,523)     (7,877,139)     (7,007,758)

Discontinued operations (note 9)
Loss from operations ......................          (--)       (1,497,088)     (3,318,028)
Loss on disposal ..........................           --          (839,000)           --
                                               -----------     -----------      ----------
Loss from discontinued operation ..........          (--)       (2,336,088)     (3,318,028)
                                               -----------     -----------      ----------

Net loss ..................................   ($10,516,523)   ($10,213,227)   ($10,325,786)
                                              ============    ============    ============

Per share of Common Stock (note 2)
Loss from continuing operation ............         ($1.30)         ($1.00)          ($.89)
Loss from discontinued operation ..........           --              (.30)           (.43)
                                              ------------    ------------    ------------
Net loss ..................................         ($1.30)         ($1.30)         ($1.32)
                                              ============    ============    ============

Weighted average number of shares of common
stock outstanding .........................      8,073,000       7,853,000       7,841,000
                                              ============    ============    ============



See Accompanying Notes to Financial Statements.

                               CELGENE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1995, 1994 and 1993


                                                                                                             Net
                                                                                                          Unrealized
                                                                                                           Loss on
                                     Common Stock                                                         Marketable
                               -------------------------  Additional     Unamortized                      Securities
                                                            Paid-in        Deferred     Accumulated       Available
                                 Shares         Amount      Capital      Compensation     Deficit          For Sale        Total
                                --------       --------   ----------    -------------  ------------      -----------    -----------
Balances at
 December 31, 1992 .......    $7,827,595       $ 78,276   $ 70,444,712   ($   214,531)  ($39,933,864)          --     $ 30,374,593
Exercised stock options ..        15,339            153        109,582           --             --             --          109,735
Amortization of deferred
 compensation ............          --             --             --          137,072           --             --          137,072
Net loss .................          --             --             --             --      (10,325,786)          --      (10,325,786)
                               ---------        -------   ------------   ------------   ------------   ------------   ------------

Balances at
 December 31, 1993 .......     7,842,934         78,429     70,554,294        (77,459)   (50,259,650)          --       20,295,614
Repurchase of
 employee's shares .......        (2,667)           (26)          (134)          --             --             --             (160)
Restricted stock forfeited        (4,000)           (40)       (44,960)        15,627           --             --          (29,373)
Exercised stock options ..        26,422            264        175,568           --             --          175,832
Amortization of deferred
 compensation ............          --             --             --           42,658           --             --           42,658
Net unrealized loss on
 marketable securities
 available for sale ......          --             --             --             --             --         (267,278)      (267,278)
Net loss .................          --             --             --             --      (10,213,227)          --      (10,213,227)
                               ---------        -------   ------------   ------------   ------------   ------------   ------------

Balances at
 December 31, 1994 .......     7,862,689         78,627   $ 70,684,768   ($    19,174)  ($60,472,877)     ($267,278)   $10,004,066
Exercised stock options ..        24,987            250        170,638           --             --             --          170,888
Amortization of deferred
 compensation ............          --             --             --           12,089           --             --           12,089
Conversion of convertible
 debenture ...............       895,916          8,959      7,565,114           --             --             --        7,574,073
Cost associated with
 conversion of
  convertible debentures,
  net ....................          --         (356,232)          --             --             --         (356,232)
Net unrealized gain on
 marketable securities
 available for sale ......       254,140        254,140
Net loss .................          --             --             --             --      (10,516,523)          --      (10,516,523)
                               ---------        -------   ------------   ------------   ------------   ------------   ------------

Balances at
 December 31, 1995 .......    $8,783,592      $  87,836   $ 78,064,288   $     (7,085)  ($70,989,400)     ($13,138)   $  7,142,501
                               =========        =======   ============   ============   ============   ============   ============


See Accompanying Notes to Financial Statements.

                               CELGENE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                       Years Ended December 31,
                                            ---------------------------------------------
                                                 1995            1994            1993
                                            --------------  --------------  --------------
Cash flows from operating activities:

Loss from continuing operations              ($10,516,523)   ($ 7,877,139)   ($ 7,007,758)
Adjustments to reconcile loss from
  continuing operations to net cash
  used in operating activities:
Depreciation and amortization                     949,933         675,352         514,288
Amortization of deferred compensation              12,089          58,285         137,072
Interest on convertible debentures                424,738            --              --
Increase in accounts payable and
  accrued expenses                                674,188          17,253         150,605
(Increase) decrease in accounts receivable        225,843        (262,368)       (222,344)
Increase (decrease) in other assets                24,833          60,381        (137,518)
                                             ------------    ------------    ------------
Net cash used in continuing operations         (8,204,899)     (7,328,236)     (6,565,655)
Net cash used in discontinued operation              --        (1,736,054)     (2,421,809)
                                             ------------    ------------    ------------
Net cash used in operating activities          (8,204,899)     (9,064,290)     (8,987,464)
                                             ------------    ------------    ------------

Cash flows from investing activities:

Continuing operations:
Capital expenditures                              (29,880)       (198,964)       (280,919)
Proceeds from sales and maturities
  of marketable securities available
  for sale                                     22,185,466      19,314,158      42,543,395
Purchases of marketable securities
  available for sale                          (25,099,905)    (10,678,498)    (32,231,652)
                                             ------------    ------------    ------------
Net cash provided by (used in)
  investing activities from
  continuing operations                        (2,944,319)      8,436,696      10,030,824
Net investing activities of
discontinued operation                               --              --        (1,207,806)
                                             ------------    ------------    ------------
Net cash flows provided
  by (used in) investing activities            (2,944,319)      8,436,696       8,823,018
                                             ------------    ------------    ------------

Cash flows from financing activities:

Net proceeds from sale of common stock            170,888         130,672         109,735
Net proceeds from issuance of
  convertible debentures                       11,022,570            --              --
                                             ------------    ------------    ------------
                                               11,193,458         130,672         109,735
                                             ------------    ------------    ------------
Net increase (decrease) in cash
  and cash equivalents                             44,240        (496,922)        (54,711)
Cash and cash equivalents at
  beginning of period                             292,925         789,847         844,558
                                             ------------    ------------    ------------
Cash and cash equivalents at end
  of period                                  $    337,165    $    292,925    $    789,847
                                             ============    ============    ============
Net increase (decrease) in cash and
  cash equivalents                                 44,240        (496,922)        (54,711)
Increase (decrease) in marketable
securities available for sale                   3,168,579      (8,902,938)    (10,311,743)
                                             ------------    ------------    ------------
Net increase (decrease) in cash and
  cash equivalents and marketable
  securities available for sale              $  3,212,819    ($ 9,399,860)   ($10,366,454)
                                             ============    ============    ============

See Accompanying Notes to Financial Statements.                      (continued)

                               CELGENE CORPORATION
                      STATEMENTS OF CASH FLOWS (continued)


                                                       Years Ended December 31,
                                            ---------------------------------------------
                                                 1995            1994            1993
                                            --------------  --------------  --------------
Non-cash investing activity:

Net change gain (loss) in net unrealized
 loss on securities available for sale       $    254,140   ($    267,278)        --
                                             ============    ============    ============

Non-cash financing activities:

Issuance of common stock upon the
 conversion of convertible debentures
 and accrued interest thereon, net          $   5,928,907         --              --
                                             ============    ============    ============
Issuance of warrants for services
 rendered in connection with the
 issuance of convertible debentures          $      94,500        --              --
                                             ============    ============    ============




See Accompanying Notes to Financial Statements.

                               CELGENE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1995 and 1994



1.  Nature of Business and Liquidity

    Celgene Corporation ("Celgene" or the "Company") attempts to develop and produce innovative products primarily for two major pharmaceutical markets: high purity chiral chemical intermediates for use in the production of pharmaceuticals, food additives, agricultural chemicals, and proprietary products with distinct therapeutic advantages. Prior to June 1994, the Company was also engaged in the development of biotreatment systems designed to detoxify certain chemical process waste streams before they are released by a manufacturing plant to the environment. See note 9 with respect to the Company's disposal of its biotreatment business.

    The Company believes that its current resources and income derived from investments plus revenues from chiral product sales, research contracts, and potential recoveries under the FDA approved SYNOVIR cost recovery program will be sufficient to meet the Company's capital requirements for at least the balance of 1996 and 1997. However, to assure funding for the Company's future operations the Company continues to seek additional capital resources. These may include the sales of additional securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and possessing resources to support the Company's immunotherapeutic or chiral programs, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations and research programs in the long-term. However, no assurances can be given that the Company will be successful in raising additional capital or entering into any business alliances. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow.

    The preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures in these financial statements. Actual results could differ from those estimates. The Company is subject to certain risks and uncertainties as a result of changes in the healthcare environment, results of clinical trials and discovery of new drugs.


2.  Summary of Significant Accounting Policies

    (a)   Cash Equivalents

    At December 31, 1995 and 1994, cash equivalents consisted principally of funds invested in overnight repurchase agreements secured by United States government treasury bills and money market funds, United States government securities such as treasury bills and notes, and Federal agency notes and bonds with maturities of three months or less when purchased.

    (b)   Marketable Securities

    On January 1, 1994, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the Company has classified all of its marketable securities as securities available for sale. Such securities are to be held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Marketable securities available for sale at December 31, 1995 and 1994 are carried at fair value, and unrealized holding gains and losses on such securities are excluded from earnings, and are included as a component of stockholders' equity. Realized gains and losses are included in operations and are measured using the specific cost identification method.

    (c)   Plant and Equipment

    Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. The estimated useful lives of fixed assets are as follows:

Laboratory equipment and machinery ........................           5-10 years
Furniture and fixtures ....................................           5-10 years

    Amortization of leasehold improvements is calculated using the straight-line method over the term of the lease or the life of the asset, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while renewals and improvements are capitalized.

    (d)   Research and Development Costs

    All research and development costs are expensed as incurred.

    (e)   Income Taxes

    The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse.

    Research and development tax credits will be recognized as a reduction of the provision for income taxes when realized.

    (f)   Revenue Recognition

    Revenue from the sale of chemical intermediates is recognized upon product shipment. Revenue under research contracts is recorded as earned under the contracts, generally as services are provided. Revenue is recognized immediately for nonrefundable license fees when agreement terms require no additional performance on the part of the Company.

    (g)   Share Information

    Net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding. The assumed exercise of stock options and conversion of convertible debentures are not considered, as the effect would be anti-dilutive.

    (h)   Presentation


    In connection with the discontinuation of the Company's biotreatment operation (see note 9), the 1994 and 1993 financial results applicable to continuing operations exclude amounts from the discontinued operation.

    (i)   Deferred Debt Costs

    Deferred debt costs are amortized over the life of the debt.

    (j)   Fair Value of Financial Instruments

    The fair value, which is the carrying value, of marketable securities available for sale is based on quoted market prices. The convertible debentures approximate fair value due to the relative short period since their initial issuance to December 31, 1995. For all other financial instruments their carrying value approximates fair value due to the short maturity of these instruments.



3.  Plant and Equipment

Plant and equipment consists of the following:

                                                    December 31,
                                            1995                   1994
                                            ----                   ----
Leasehold improvements...........         $ 3,113,212            $ 2,955,606
Laboratory equipment and
machinery........................           4,946,764              5,074,490
Furniture and fixtures...........             391,370                391,370
                                              -------                -------
                                            8,451,346              8,421,466
Less: accumulated depreciation
and amortization.................           7,243,541              6,466,800
                                            ---------              ---------
                                          $ 1,207,805            $ 1,954,666
                                          ===========            ===========



4.  Accrued Expenses

    Accrued expenses consist of the following:

                                                    December 31,
                                              1995                   1994
                                              ----                   ----
Professional and consulting fees           $  912,400             $  691,086
Accrued compensation                          610,111                341,290
Other                                          88,335                 72,299
                                            ---------              ---------
                                           $1,610,846             $1,104,675
                                            =========              =========

5.  Stockholder Registration Rights

    All of the rights, designations and preferences of the preferred stock may be determined by the Company's Board of Directors. At December 31, 1995 no preferred stock had been issued. Certain stockholders have demand and piggyback registration rights with respect to the common stock issued to such stockholders. Celgene is party to holdback agreements with certain investors in the event that it files a registration statement in connection with an underwritten registration statement pursuant to the exercise of such registration rights.

6.  Convertible Debentures

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

    The Company may require the conversion of the convertible debentures commencing October 15, 1995 through July 30, 1997 at a conversion price which varies and is based upon the market price of the common stock on the date of conversion. The Company also has the right to redeem any convertible debenture after it has received a notice of conversion with respect to such debenture. The redemption price is the greater of 115% of the principal and the accrued interest on the redeemed debenture or an amount which is based on the appreciation of the common stock from the date of issuance of the debentures.

    The conversion price of the convertible debentures is subject to adjustment under certain circumstances. As of December 31, 1995, convertible debentures in the aggregate principal amount of $6,213,000, plus accrued interest, had been converted into a total of 895,916 shares of common stock.

7.  Stock Options and Restricted Stock Awards

    On June  16,  1995,  the  stockholders  of the  Company  approved  the  1995
Non-Employee Directors' Incentive Plan, which provides for the granting of non-qualified stock options to purchase an aggregate of not more than 250,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company ("Non-Employee Directors"). Each new Non-Employee Director, upon the date of his election or appointment, receives an option to purchase 20,000 shares of common stock. Additionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof if he has served less than one year), except that at the 1995 annual meeting of stockholders the Non-Employee Directors received an option to purchase 6,000 shares of common stock. On April 5, 1995, each Non-Employee Director was granted, under this plan, a non-qualified option to purchase 20,000 shares of common stock, subject to stockholder approval which was received on June 16, 1995.

    The shares subject to each option grant of 20,000 shares vest in four equal annual installments commencing on the first anniversary of the date of grant. The shares subject to an annual meeting option grant vest in full on the date of the first annual meeting of stockholders held following the date of grant.

    All options are granted at an exercise price that equates to the fair market value of the Company's common stock at the grant date and expire 10 years after the date of grant. This plan terminates in 2005 and no additional options or restricted stock awards may be granted under the Company's 1992 Non-Employee Directors' Stock Option Plan.

    On May 27, 1992, the stockholders of the Company approved two new stock option plans: the 1992 Long-Term Incentive Plan (the "Incentive Plan") and the 1992 Non-Employee Directors' Stock Option Plan (the "1992 Directors' Plan").

    The Incentive Plan provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 1,000,000 shares of common stock, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors (the "Committee") determines the type, amount and terms, including vesting, of any awards made under the Incentive Plan. This plan terminates in 2002.

    The Company also has a 1986 Stock Option Plan (the "1986 Plan"), which provides for the granting of options and restricted stock awards to employees and officers of the Company for up to 1,250,000 shares of common stock, of which 200,000 shares are issuable pursuant to grants of restricted stock awards. Prior to the approval of the 1992 Directors' Plan, the 1986 Plan provided for up to 200,000 of the 1,250,000 shares of common stock to be issued to Non-Employee Directors pursuant to the grant of options and restricted stock awards. Non-Employee Directors no longer are eligible to participate in the 1986 Plan. All options previously granted to Non-Employee Directors under the 1986 Plan vest in four equal annual installments commencing one year from the date of grant. The Committee determines the type, amount and terms, including vesting, of any awards made under the 1986 Plan. The 1986 Plan will terminate in June, 1996.

    With respect to options granted under the Incentive Plan, the 1992 Directors' Plan, and the 1986 Plan (collectively, the "Plans"), the exercise price may not be less than the fair market value of the common stock on the date of grant. In general, each option granted under the Plans expires 10 years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period for options and restricted stock awards granted under the Plans is subject to certain acceleration provisions if a change in control, as defined in the Plans, occurs.

    Restricted stock awards granted pursuant to the Plans generally require no payments by the grantee. All of the shares of stock subject to such restricted stock awards are subject to forfeiture if the employee's employment, or Non-Employee Director's association with the Company, is terminated or ended (except under certain circumstances) prior to a vesting period of generally three to five years from the restricted stock award grant date. The market price of the shares on the date of the grant is recorded as a deduction from stockholders' equity (unamortized deferred compensation -- restricted stock) which is amortized to compensation expense over the applicable vesting period.

    The Company may grant additional options outside the Plans in connection with its efforts to hire or retain consultants and others. At December 31, 1995, the Committee has been authorized by the Board of Directors to grant options outside of the Plans for an additional 7,918 shares of common stock, substantially all of which may be exercisable at prices below the fair value of the common stock on the date of grant.

    In connection with the retention of a financial advisor, the Company in February 1991 granted to such financial advisor a warrant to purchase, until January 15, 1996, 50,000 shares of common stock at a price of $6.50 per share. This warrant was outstanding as of December 31, 1995.

    In connection with the retention of an investor relations firm, the Company in November 1994 granted to such firm a warrant to purchase until September 1, 1999, 50,000 shares of common stock at a price of $6.50 per share. This warrant was outstanding as of December 31, 1995.

    In connection with the retention of an investment firm to assist in the sale and issuance of convertible debentures, the Company in August, 1995 granted to such firm warrants to purchase until July 31, 2000, 105,000 shares of common stock at a price of $9.60 per share. These warrants were outstanding as of December 31, 1995.

The following table summarizes restricted stock award activity:

                                              1995          1994          1993
                                              ----          ----          ----
Shares granted                                   --           --               --
Market price at date of grant                    --           --               --
Shares vested                                   1,333       22,996           31,101
Vested price                                   $17.00      $ 7.375    $7.375-$17.00
Shares forfeited                                 --         (4,000)            --


The following table summarizes stock option activity:


                                         1995            1994              1993
                                         ----            ----              ----
Options outstanding,
beginning of year ................       1,304,799       1,145,969       1,002,472
Options granted ..................         209,368         418,994         282,000
Options exercised ................         (24,987)        (26,422)        (15,339)
Options cancelled ................         (78,712)       (233,742)       (123,164)
Options outstanding, end of
year .............................       1,410,468       1,304,799       1,145,969
                                      ============     ===========     ===========
Options exercisable, end of
year .............................         973,514         924,493         936,616
                                      ============     ===========    ============
Exercise prices ..................    $8.50-$10.75     $6.00-$7.25     $6.63-$9.38
                                      ============     ===========    ============
Options price range, end of
year .............................    $5.44-$17.75    $5.75-$17.75    $5.75-$17.75
                                      ============    ============    ============
Option price grant range .........    $5.44-$10.50     $6.63-$8.38    $7.13-$13.88
                                      ============    ============    ============

8.  Income Taxes

    At December 31, 1995 and 1994, the tax effects of temporary differences that give rise to deferred tax assets are as follows:

Deferred Assets:                                    1995               1994
- ---------------                                     ----               ----
Federal and state net operating loss
  carryforwards ............................     $ 26,510,000      $ 22,280,000
Research and experimentation tax
  credit carryforwards .....................        1,851,000         1,777,000
Plant and equipment, principally due to
  differences in depreciation ..............        1,226,000         1,184,000
Patents, principally due to differences
  in amortization ..........................           90,000            97,000
Accrued expenses, principally due to
  accrual for financial reporting
  purposes .................................          297,000           377,000
                                                 ------------      ------------
Total deferred tax assets ..................       29,974,000        25,715,000
Valuation allowance ........................      (29,974,000)      (25,715,000)
                                                 ------------      ------------
Net deferred tax assets ....................     $       --        $       --
                                                 ============      ============


    A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

    At December 31, 1995, the Company had net operating loss carryforwards of approximately $66,900,000 that will expire in the years 2001 to 2010. The Company also has research and experimentation credit carryforwards of approximately $1,851,000 that expire in the years 2001 to 2010. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs.

9. Discontinued Operation

   On June  16,  1994,  the  Company  entered  into  an  agreement  with  Sybron
Chemicals,   Inc.  ("Sybron  Chemicals")  pursuant  to  which  the  Company  has exclusively licensed its biotreatment technology and sold its biotreatment laboratory and field demonstration equipment to Sybron Chemicals. Under the terms of the agreement, Sybron Chemicals has the exclusive right to commercialize the Company's biocatalysis technology for the removal of hazardous wastes from manufacturing and process waste streams. During the next ten years, under the terms of the agreement, the Company will receive royalty payments based on a percentage of commercial net sales of biotreatment systems made by Sybron Chemicals. The Company has not recorded any royalty revenues in 1995 and 1994.

   During the second quarter of 1994, the Company recognized a charge to discontinued operations of $839,000, or $.11 per share, for disposal of its biotreatment business, of which $536,000 represents a non-cash loss on the sale of capital equipment dedicated to the Company's biotreatment operations and $303,000 relates to severance arrangements with biotreatment personnel.

   For the years ended December 31, 1994, and 1993, revenues relative to the biotreatment operations were approximately $38,000, and $195,000, respectively. Direct expenses related to the biotreatment operations, primarily for personnel, research and development and depreciation, including a $500,000 charge representing management's best estimate of the impairment in value of the biotreatment assets in 1993, amounted to $1,535,000, and $3,513,000 for the years ended December 31, 1994, and 1993, respectively.


10.    Marketable Securities Available for Sale

   Marketable securities available for sale at December 31, 1995 include debt securities with maturities ranging from January, 1996 to June, 1998. A summary of marketable securities at December 31, 1995 is as follows:

                                             Gross            Gross         Estimated
                                          Unrealized       Unrealized         Fair
                               Cost          Gain             Loss            Value
                           ------------   -----------    --------------   ------------
US Government and agency
obligations                $  8,892,723           --      ($    13,301)   $  8,879,422
Certificates of deposit    $  1,000,017           --      ($        22)   $    999,995
Asset backed security      $    500,665           --      ($       509)   $    500,156
Commercial Paper           $    995,473   $        694            --      $    996,167
                           ------------   ------------    ------------    ------------

                           $ 11,388,878   $        694    ($    13,832)   $ 11,375,740
                           ============   ============    ============    ============


   The net change in the gross unrealized loss for the year ended December 31, 1995 decreased by approximately $254,000. The proceeds from sales and maturities of marketable securities available for sale included gross realized gains and losses of approximately $34,000 and $148,000 respectively, for the year ended December 31, 1995.

   A summary of marketable securities at December 31, 1994 is as follows:

                                             Gross            Gross         Estimated
                                          Unrealized       Unrealized         Fair
                               Cost          Gain             Loss            Value
                           ------------   -----------    --------------   ------------
US Government and agency
obligations                $ 6,852,770          --      ($  161,048)   $ 6,691,722
Corporate obligations      $ 1,621,669          --      ($  106,230)   $ 1,515,439
                           -----------   -----------    -----------    -----------

                           $ 8,474,439          --      ($  267,278)   $ 8,207,161
                           ===========   ===========    ===========    ===========


   The gross unrealized loss as of the January 1, 1994 adoption date was approximately $110,000. The net change in the gross unrealized loss for the year ended December 31, 1994 was an increase of approximately $157,000. The proceeds from sales and maturities of marketable securities available for sale included gross realized gains and losses of approximately $7,000 and $47,000, respectively, for the year ended December 31, 1994.

11.    Commitments and Contingencies

   (a) Lease

   Celgene leases its laboratory and office facilities in Warren Township, New Jersey. The current lease term expires in 1997 and has two five-year renewal options. Annual payments are $330,000. The lease provides that at the end of each five-year term, the rent will be increased based upon the change in the consumer price index, but in no case shall the increase be greater than 20%. Celgene is also required to pay additional amounts for real estate taxes, utilities, and maintenance. Total rental expense amounted to $448,000, $474,000, and $479,000 in 1995, 1994 and 1993, respectively.

   (b) Employment Agreements

   Celgene has employment agreements with certain officers and employees. The related outstanding commitments at December 31, 1995 total approximately $826,000, and $44,000 for 1996, and 1997, respectively. Employment contracts provide for an increase in compensation reflecting annual reviews and related salary adjustments.

   (c) Contracts

   The Company enters into sponsored research contracts from which certain revenues are derived. Aggregate research and development costs incurred in connection with such contracts totalled $403,000, $247,000, and $120,000 in 1995, 1994 and 1993 respectively.

   In August 1992, the Company entered into a two-year research and development agreement with The Rockefeller University to prove the effectiveness of certain glutarimides and their derivatives in reducing symptoms associated with elevated TNF[A] levels in patients. Under the terms of the agreement, the Company has the world-wide exclusive license to manufacture and market any drugs, including SYNOVIR, which may result from the research performed at The Rockefeller
University. Rockefeller is entitled to receive royalties based on commercial sales of any such drugs. In July 1994 this agreement was extended for an additional two years. Under terms of the extension, the Company is committed to pay the Rockefeller University $504,000 annually. The Company intends to seek in 1996 to extend the agreement an additional two years.

   In December, 1995 the Company entered into an agreement with Penn Pharmaceutical, Ltd. to build a special facility devoted exclusively to the production of SYNOVIR, the Company's experimental drug which has been approved by the FDA for expanded distribution, prior to final evaluation by that agency. Under the terms of the agreement, based on certain milestones with respect to commencing production and FDA inspection, the Company is responsible for $320,000 of start-up and validation costs. In addition, the Company will lease the dedicated facility for a three year period. Annual facility payments are $268,000, which commences in the month the first milestone is completed. Penn will manufacture SYNOVIR and sell it to the Company at a price to be agreed upon.

   (d) Insurance

   Liability insurance market conditions have resulted in various coverages, including product liability coverages, becoming either unavailable or excessively expensive. Celgene has obtained limited general liability and umbrella insurance coverage. If a lawsuit were filed and a judgement entered against the

Company, it could have a material adverse effect on the business and financial condition of Celgene if such judgment were not covered by the limited insurance or exceeded the policy limits.

   The Company's operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company reviews the effects of such laws and regulations on its operation and modifies its operations as appropriate. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

   (e) Concentration on Market Risk

   During 1995, one customer accounted for approximately 40% of the total chiral revenues. During 1994, three customers accounted for approximately 83% (57%, 14% and 12% individually) of the total chiral revenues. During 1993, three customers accounted for approximately 96% (35%, 31% and 30% individually) of the total chiral revenues.


12.    Subsequent Event

   On March 13, 1996, in a private placement, the Company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the ""Preferred Stock"), at an issue price of $50,000 per share, for total gross proceeds of $25,150,000. The Company received net proceeds, after offering costs, of approximately $23,800,000. The Preferred Stock, plus dividends at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof in one-third increments commencing on May 12, June 11, and July 11, 1996, at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. The Company may redeem the shares in increments of no less than $1.5 million commencing December 13, 1996, on thirty business days written notice to stockholders, at a price that equals a specified premium, ranging from 120% to 130%, over the purchase price plus dividends. Under certain conditions, upon receipt of a conversion notice from a holder, the Company has the right (i) to redeem shares presented for conversion, or (ii) to defer conversion for 90 days, in which case the Company would issue warrants to any holder of Preferred Stock affected by the deferral of the conversion. Any shares of Series A Convertible Preferred Stock outstanding on March 13, 1998 shall be converted automatically into common stock on such date at the conversion price then in effect. The holders of Preferred Stock have no voting rights. The Company granted registration rights to the subscribers in the private placement that require the Company to file a registration statement covering the shares of Common Stock of the Company underlying the Preferred Stock. If such registration statement is not declared effective by June 11, 1996, the Company may be required to pay the subscribers an amount in common stock equal to 1 1/2% per month of the gross proceeds of the private placement offering until the registration statement is declared effective, and the holders of Preferred Stock may be entitled to exercise demand or piggyback registration rights.

   In connection with the private placement, the Company granted to certain executives and affiliates of the placement agent warrants to purchase an aggregate of 66,853 shares of Common Stock at an exercise price of $20.52, subject to proportional adjustment in the event that the Company undertakes a stock split, stock dividend, recapitalization or similar event. These warrants are exercisable for a period of five years from the date of issuance.

                           STATEMENT OF DIFFERENCES

The British pound sign shall be expressed as 'L'

The lower case Greek letter alpha associated with Tumor Necrosis Factor Alpha shall be expressed as [A]

The trademark symbol shall be expressed as 'tm'

The 'less-than-or-equal-to' sign shall be expressed as <=