Form 10-K/A
period 1995-12-31
CELGENE CORP /DE/
filed 1996-04-29
CIK 816284

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1995

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
        For the transition period from ___________ to ___________

Commission File No. 0-16132

                               CELGENE CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                    22-2711928
- --------------------------------               --------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification)
 incorporation or organization)

        7 Powder Horn Drive
         Warren, New Jersey                                  07059
- ---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)

                                 (908) 271-1001
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X            No
                      ---              ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.[ ]

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1995: $145,294,006.

Number of shares of Common Stock outstanding as of March 1, 1996: 9,044,981

                               CELGENE CORPORATION
                          ANNUAL REPORT ON FORM 10-K/A
        -----------------------------------------------------------------


                                TABLE OF CONTENTS


PART III

        Item No.                                                           Page

        10.    Directors and Executive Officers of the
                 Registrant....................................................3

        11.    Executive Compensation..........................................5

        12.    Security Ownership of Certain Beneficial
                 Owners and Management............................ ...........10

        13.    Certain Relationships and Related
                 Transactions.................................................11


        Independent Auditors' Report..........................................12

        Signatures............................................................13

ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        Each director holds office (subject to the Corporation's By-Laws) until the next annual meeting of stockholders and until his successor has been elected and qualified. There are no family relationships between any of the directors and executive officers of the Company. The information concerning the nominees and their security holdings has been furnished by them to the Corporation.





                                     Principal Occupation During
                                       the past Five Years, any                    Year First
                                    Office held in the Corporation,                  Elected
Name               Age                  and Other Directorships                    a Director
- ----               ---                  -----------------------                    -----------

John W. Jackson    51          Chairman of the Board and Chief Executive             1996
                               Officer of the Corporation since January,
                               1996. Founder and President of Gemini
                               Medical, a consulting firm which specialized
                               in services to start-up medical device and
                               biotechnology companies and investment
                               advice, from February 1991 to January 1996;
                               President of the worldwide Medical Device
                               Division of American Cyanamid from February
                               1986 to January 1991; various international
                               positions, including Vice
                               President-International for American
                               Cyanamid from 1978 to 1986; several human
                               health marketing positions at Merck &
                               Company from 1971 to 1978.

Sol J. Barer       49          President of the Corporation since October            1994
                               1993 and Chief Operating Officer of the
                               Corporation since March 1994; Senior Vice
                               President - Science and Technology and Vice
                               President/General Manager Chiral Products of
                               the Corporation from October 1990 to October
                               1993; and Vice President - Technology of the
                               Corporation from September 1987 to October
                               1990.

Frank T. Cary      75          Chairman of the Executive Committee of the            1986
                               Board since June 1990; Chairman of the Board
                               of the Corporation from July 1986 to July
                               1990; Former Chairman of the Board and Chief
                               Executive Officer of International Business
                               Machines Corporation, a computer and
                               business equipment manufacturer, from 1973
                               to 1981; director of Cygnus Therapeutic Systems,
                               ICOS Corporation, Lincare Inc., SPS Transaction
                               Services, Inc., Lexmark International, SEER
                               Technologies, Inc., ONCORx and Teltrend, Inc.

                                       3


                                         Principal Occupation During
                                           the past Five Years, any                    Year First
                                       Office held in the Corporation,                  Elected
Name                    Age                and Other Directorships                    a Director
- ----                    ---                -----------------------                    -----------

Arthur Hull Hayes, Jr.   62       President and chief operating officer of                1995
                                  MediScience Associates, Inc., a consulting
                                  organization that works with pharmaceutical
                                  firms, biomedical companies and foreign
                                  governments, since July 1991; partner in
                                  IssueSphere, a public affairs firm that
                                  focuses on health science issues, since
                                  November 1995; professor in medicine,
                                  pharmacology and family and community medicine
                                  at New York Medical College; clinical
                                  professor of medicine and pharmacology at the
                                  Pennsylvania State University College of
                                  Medicine; President and Chief Executive
                                  Officer of E.M. Pharmaceuticals, a unit of E.
                                  Merck AG, from 1986 to 1990; Commissioner of
                                  the U.S. Food and Drug Administration from
                                  1981 to 1983; director of Myriad Genetics,
                                  Inc. and NaPro BioTherapeutics, Inc.

Richard C. E. Morgan     51       A general partner of Wolfensohn Partners                1987
                                  L.P., a venture capital partnership and the
                                  general partner of Wolfensohn Associates L.P.,
                                  since 1986; Chairman, Chief Executive Officer,
                                  and director of Lasertechnics, Inc.; director
                                  of Liposome Technology Inc.; Chairman and
                                  director of MediSense, Inc.; director of
                                  SEQUUS Pharmaceuticals, Inc.; and Chairman and
                                  director of Quidel Corp.

Walter L. Robb           68       Private consultant and President of Vantage             1992
                                  Management Inc., a consulting and
                                  investor services company, since January 1993;
                                  Senior Vice President for Corporate Research
                                  and Development of General Electric Company, a
                                  consumer and industrial products company and
                                  broadcaster, and a member of its Corporate
                                  Executive Council from 1986 to December 1992;
                                  Chairman of the Board of Neopath, Inc.;
                                  director of Marquette Electronics, Inc. and
                                  Cree Research Inc.

Lee J. Schroeder         67       President of Lee Schroeder & Associates,                1995
                                  Inc., pharmaceutical business consultants
                                  since 1985; director of FirsTier Bank Lincoln,
                                  N.A., Harris Technology Group, Inc., Bryan
                                  Memorial Hospital, MGI Pharmaceutical, Inc.,
                                  Ascent Pharmaceuticals, and Interneuron
                                  Pharmaceuticals, Inc.




COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Under the securities laws of the United States, the Corporation's directors, executive officers, and any persons holding more than 10 percent of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership, on a timely basis, to the Securities and Exchange Commission. Based on material provided to the Corporation, all such required reports were filed on a timely basis in 1995 except for the Initial Statement of Beneficial Ownership on Form 3 for Dr. Hayes, which report was filed approximately three weeks late.

ITEM 11 EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

        The following table contains information about the compensation paid by the Corporation for services rendered in all capacities during the three years ended December 31, 1995 to the Chief Executive Officer of the Corporation and each of the most highly paid executive officers of the Corporation who earned more than $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                              COMPENSATION
                                                       ANNUAL       --------------------------------
                                                    COMPENSATION                 AWARDS
                                                    ------------    --------------------------------
                                                                       RESTRICTED
                                                                          STOCK             OPTIONS/
     NAME AND PRINCIPAL POSITION         YEAR         SALARY($)      AWARD(S)($)(1)          SARS(#)
     ---------------------------         ----         ---------      --------------         --------


Richard G. Wright...................     1995        $486,250(2)           --                     0
   Former Chief Executive Officer        1994        $195,288(3)           --               150,000
          and Chairman of the            1993             ------           --                    --
          Board
Sol J. Barer........................     1995           $200,000           --                     0
   President and Chief Operating         1994            197,000           --                54,080
          Officer                        1993            180,000           --                30,000


- -------------------

(1) No restricted stock awards were granted to either Mr. Wright or Dr. Barer during the last three years, and neither Mr. Wright nor Dr. Barer held any shares of Common Stock subject to restricted stock awards at December 31, 1995.

(2) Pursuant to his employment arrangement with the Corporation, in 1995 Mr. Wright was paid a salary of $236,250. Mr. Wright retired from the Corporation on December 31, 1995 and received a lump-sum payment of $250,000 in January, 1996. The Board of Directors also provided for early vesting of 50,000 options, which were scheduled to vest in March 1996 and would otherwise have been canceled. The Board also permitted Mr. Wright to exercise all of his options over the ten year life of the original grant, whereas he otherwise would have been required to exercise the options within three months of the date of his retirement.

(3) Mr. Wright commenced his employment with the Corporation in March 1994. Accordingly, the 1994 number reflects a partial year's salary and a relocation allowance in the amount of $18,750.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

        Sol J. Barer, President and Chief Operating Officer of the Corporation, is a party to an employment agreement with the Corporation expiring in September 1996. Pursuant to such agreement, Dr. Barer receives an annual salary of $200,000, subject to increase upon annual review. Except under certain circumstances, the Corporation may not terminate this agreement without 12 months' prior notice to Dr. Barer. Additionally, pursuant to Dr. Barer's employment agreement, he will be entitled to receive a cash payment equal to
2.99 times his base salary in the event of the termination of Dr. Barer's employment as a result of (i) his disability, (ii) the occurrence of certain events subsequent to a change in control of the Corporation (as defined in such agreement), or (iii) certain material breaches by the Corporation of such agreement.

        If during the two-year period following a change in control of the Corporation (as defined in the Corporation's 1992 Long-Term Incentive Plan), (i) there is a change in an employee's title or a significant change in the nature or scope of his employment or duties and such person terminates his employment within 90 days following such change or (ii) the recipient's employment by the Corporation is terminated without cause (as defined), then all of the options held by such employee then outstanding will become immediately and fully exercisable, and all restrictions applicable to restricted stock automatically will terminate.


STOCK OPTIONS

        No stock options or stock appreciation rights ("SARs") were granted to the named executive officers during the year ended December 31, 1995 and there were no options or SARs exercised by such officers during 1995. As of December 31, 1995 no SARs were outstanding.

        The following table sets forth information with respect to options held as of December 31, 1995 by each of the named executive officers.


                          FISCAL YEAR-END OPTION VALUES



                                        NUMBER OF UNEXERCISED                      VALUE OF UNEXERCISED
                                               OPTIONS                            IN-THE-MONEY OPTIONS
                                        AT FISCAL YEAR-END (#)                  AT FISCAL YEAR-END ($)(1)
                                  -------------------------------------     ---------------------------------
      NAME                           EXERCISABLE       UNEXERCISABLE         EXERCISABLE        UNEXERCISABLE
      ----                           -----------       -------------         -----------        -------------


Richard G. Wright............           100,000             50,000            $  650,000           $325,000

Sol J. Barer.................           126,974             48,346               637,078            266,262



- -------------------

(1) Represents the difference between the closing market price of the Common Stock as reported by NASDAQ on December 31, 1995 of $13.375 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options.

DIRECTOR COMPENSATION

        Directors do not receive salaries or cash fees for serving as directors nor do they receive any cash compensation for serving on committees; however, all members of the Board of Directors who are not employees of the Corporation ("Non-Employee Directors") are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1995 Non-Employee Directors' Plan (the "1995 Directors' Plan").

        The 1995 Directors' Plan was adopted by the Board of Directors on April 5, 1995, and approved by Corporation's stockholders at the 1995 Annual Meeting of Stockholders. The 1995 Directors' Plan provides for the granting to Non-Employee Directors of non-qualified options to purchase an aggregate of not more than 250,000 shares (subject to adjustment in certain circumstances) of Common Stock.

        Under the 1995 Directors' Plan, each Non-Employee Director as of April 5, 1995 was granted a non-qualified option to purchase 20,000 shares of Common Stock, and each new Non-Employee Director upon the date of his election or appointment will be granted a non-qualified option to purchase 20,000 shares of Common Stock. These initial options vest in four equal annual installments commencing on the first anniversary of the date of grant, assuming the Non-Employee Director remains a director.

        Upon the date of the 1995 Annual Meeting of Stockholders, each Non-Employee Director was also granted a non-qualified option to purchase 6,000 shares of Common Stock. Upon the date of the Annual Meeting of Stockholders each year after 1995, each Non-Employee Director will be granted a non-qualified option to purchase 10,000 shares of Common Stock (or a pro rata portion thereof if the director did not serve the entire year since the date of the last annual meeting). These options vest in full on the date of the first Annual Meeting of Stockholders held following the date of the grant, assuming the Non-Employer Director is a director on that date.

        All options granted pursuant to the 1995 Directors' Plan will expire no later than 10 years from the date of grant and no options may be granted after June 16, 2005. If a Non-Employee Director terminates his service on the Board of Directors for any reason, options which were exercisable on the date of termination and which have not expired may be exercised at any time until the date of expiration of such options. In addition, if there is a change of control and within two years thereafter, a director is removed without cause (as defined) or is not nominated for election by the Corporation's stockholders, all unvested portions of a stock option will automatically vest.

        In 1995, pursuant to the 1995 Directors' Plan, each of Messrs. Cary, Morgan, Robb and Schroeder received an option to purchase 20,000 shares of Common Stock at an exercise price of $5.75 per share, the fair market value of the stock on the date of the grant, and each also received an option to purchase 6,000 shares of Common Stock at an exercise price of $8.125 per share, the fair market value of the stock on the date of the grant. Upon his election as a director in December 1995, Mr. Hayes received an option to purchase 20,000 shares of Common Stock at an exercise price of $10.50 per share, the fair market value of the stock on the date of the grant.


REPORT OF THE MANAGEMENT COMPENSATION AND DEVELOPMENT COMMITTEE

        The Compensation Committee determines the Corporation's executive compensation policies. The Compensation Committee determines the compensation of the Corporation's executive officers and approves and oversees the administration of incentive compensation programs for all employees including executive officers. The Compensation Committee is composed solely of outside directors.

        Executive Compensation Policies and Programs

        The Corporation's executive compensation program is part of a company-wide program covering all employees. The program's goals are to attract, retain, and motivate employees, and it utilizes incentives such that employees and stockholders share the same risks. The compensation program is designed to link compensation to performance. A portion of each employee's compensation relates to the grant of stock options, and such grants are based on the successful attainment of strategic corporate, business unit, and individual goals. As the Corporation has not as yet attained significant commercial revenues, goals are set which relate to the successful attainment of strategic events.

        The Corporation does not have a pension plan or other capital accumulation program. Grants of stock options are therefore of great importance to executives as well as all employees. Any long-term value to be derived from such grants will be consistent with stockholder gains.

        Executive and employee compensation includes salary, employment-related benefits, and long-term incentive compensation:

        Salary. Salaries are set competitively relative to the chemical, biotechnology, and pharmaceutical industries -- industries with which the Corporation competes for its highly skilled personnel. Individual experience and performance is considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual goals.

        Benefits. All employees are eligible for similar benefits, such as health, disability, and life insurance.

        Long-Term Incentive Compensation. An incentive compensation program is established annually. The purpose of this program is to provide financial incentives to executives and employees to achieve annual corporate, business unit, and individual goals. The incentive program also aligns executive and employee interests with those of stockholders by using grants of stock options. Such grants vest over time thereby encouraging continued employment with the Corporation. The size of grants is tied to comparative biotechnology industry practices. To determine such comparative data, the Corporation relies on outside compensation consultants, the Corporation's auditors, and third party industry surveys.

        Under the Corporation's 1995 incentive program, it was agreed, subject to the achievement of certain goals in 1995 by the Corporation, that the Corporation would grant at a future date options to purchase shares of common stock. A similar incentive program has been designed for 1996 based on attainment of corporate, business unit, and individual goals. The program is open to all regular full-time employees, other than the executive officers of the Corporation.

        Chief Executive Officer Compensation. Pursuant to Mr. Wright's arrangement with the Corporation entered into on March 18, 1994, Mr. Wright received a salary of $236,250 for 1995 . Mr. Wright did not participate in the 1995 Incentive Program. Mr. Wright's long-term incentive derived from the grant of stock options to purchase 150,000 shares of Common Stock awarded to him at the time he began serving as Chief Executive Officer. In consideration of his service to the Corporation, the Board of Directors also approved a payment to Mr. Wright of $250,000 upon his retirement from the Corporation at December 31, 1995. The Board of Directors also provided for Mr. Wright to retain 50,000 options, which vested as scheduled in March 1996 and would otherwise have been canceled. The Board also amended Mr. Wright's stock option agreement to permit him to exercise all of his options over the ten year life of the original grant, rather than within three months of the date of his retirement as provided for originally in his option.

                                          Members of the Management
                                          Compensation and Development Committee

                                          Richard C.E. Morgan, Chairman
                                          Frank T. Cary
                                          Walter L. Robb
                                          Lee J. Schroeder

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The current members of the Compensation Committee are Richard C. E. Morgan, Chairman, Frank T. Cary, Walter L. Robb, and Lee J. Schroeder. Richard
C. E. Morgan is a general partner of Wolfensohn Partners L.P., which is the general partner of Wolfensohn Associates L.P. In connection with the purchase of Common Stock in a private placement in 1986, Wolfensohn Associates L.P. received certain demand and "piggyback" registration rights with respect to the Common Stock purchased by it under certain conditions.


PERFORMANCE GRAPH

        The following graph shows changes over the past five years in the value of $100 invested in: 1) the Corporation's Common Stock; 2) the Standard & Poor's 500 Index; and 3) the NASDAQ Pharmaceutical Index.

        The graph shows the value of $100 invested on December 31, 1990 in the Corporation's Common Stock or in one of the indexes, as applicable, including reinvestment of dividends, at December 31 for each of 1991-1995.

        The following table indicates the values plotted on the graph:

                                1990      1991       1992      1993       1994      1995
                                ----      ----       ----      ----       ----      ----


Celgene Corporation             100       235        202       108         87       206

S&P 500 Index                   100       130        140       155        157       215

NASDAQ Pharmaceutical Index     100       266        221       197        148       271


ITEM 12 BENEFICIAL OWNERSHIP OF DIRECTORS AND MANAGEMENT

        The table below sets forth the beneficial ownership of the Common Stock as of March 31, 1996 (i) by each director, (ii) by each of the executive officers named in the "Summary Compensation Table," and (iii) by all directors and executive officers of the Corporation as a group.



                                                                Amount and Nature of
                                                                Beneficial Ownership
                                                                of Common Stock as       Percent
Name                              Position                      of March 31, 1996       of Class
- ----                              --------                      -----------------       --------
John W. Jackson                   Chairman of the Board and        83,733(1)(2)             *
                                  Chief Executive Officer

Sol J. Barer                      President, Chief Operating      153,334(1)               1.7%
                                  Officer, and a Director

Frank T. Cary                     Director                         65,000(1)                *

Arthur Hull Hayes, Jr.            Director                             - (1)                *

Richard C.E. Morgan               Director                        292,055(1)(3)            3.2%

Walter L. Robb                    Director                         21,000(1)                *

Lee J. Schroeder                  Director                          5,000(1)                *

Richard G. Wright                 Former Chairman of the          150,000(1)              1.6%
                                  Board and former Chief
                                  Executive Officer



All directors and current executive officers of the
 Corporation as a group (seven persons)                           620,122(4)               6.8%




- ---------
* Less than one percent (1%).

(1) Includes shares of Common Stock which the directors and executive officers had the right to acquire through the exercise of options within 60 days of March 31, 1996, as follows: John W. Jackson - 83,333; Sol J. Barer - 153,334 shares; Frank T. Cary - 40,000 shares; Richard C.E. Morgan - 35,000 shares; Walter L. Robb - 13,000; and Richard G. Wright - 150,000 shares. Does not include shares of Common Stock which the directors and executive officers had the right to acquire through the exercise of options not exercisable within 60 days of March 31, 1996, as follows: John W. Jackson - 166,667; Sol J. Barer - 94,486; Frank T. Cary
        - 21,000; Arthur Hull Hayes, Jr. - 20,000; Richard C.E. Morgan - 21,000 shares; Walter L. Robb - 21,000; and Lee Schroeder - 21,000 shares. Includes as to Walter L. Robb, 4,000 shares of Common Stock subject to restricted stock awards, 1,334 of which shares were subject to forfeiture as of March 31, 1996.

(2) Includes 400 shares owned by Donald M. Jackson, the son of Mr. Jackson, as to which shares Mr. Jackson disclaims beneficial ownership.

(3) Includes 252,055 shares of Common Stock owned by Wolfensohn Associates L.P., of which Wolfensohn Partners L.P. is the general partner. Mr. Morgan is a general partner of Wolfensohn Partners L.P. Mr. Morgan's indirect pecuniary interest in such shares of Common Stock, within the meaning of Rule 16a-1(a)(2)(ii)(B) under the Securities Exchange Act of 1934, is significantly less than the amount disclosed. Mr. Morgan otherwise disclaims beneficial ownership of such shares of Common Stock owned by Wolfensohn Associates L.P.


(4) Includes or excludes, as the case may be, shares of Common Stock as indicated in the preceding footnotes.

ITEM 13        CERTAIN TRANSACTIONS

        Richard C. E. Morgan is a general partner of Wolfensohn Partners L.P., which is the general partner of Wolfensohn Associates L.P. In connection with the purchase of Common Stock in a private placement in 1986, Wolfensohn Associates L.P. received certain demand and "piggyback" registration rights with respect to the Common Stock purchased by it under certain conditions.

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


                                                       /s/ KPMG PEAT MARWICK LLP




Short Hills, New Jersey
February 17, 1996,  except as
to note 12, which is as of
March 13, 1996
                                       12

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CELGENE CORPORATION



                                    By  /s/ John W. Jackson
                                        -------------------------
                                        John W. Jackson
                                        Chairman of the Board and
                                          Chief Executive Officer

Date:  April 29, 1996