Form 10-Q
period 1996-03-31
CELGENE CORP /DE/
filed 1996-05-13
CIK 816284

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549


(Mark one)

[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________


Commission File Number 0-16132

                                CELGENE CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          22-2711928
- ---------------------------------------           ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

7 Powder Horn Drive, Warren, New Jersey                        07059
- ----------------------------------------          ------------------------------
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

               At April 30, 1996, 9,111,133 shares of Common Stock, and 503 shares of Series A Convertible Preferred Stock, par value $.01 per share, were issued and outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q






PART I - FINANCIAL INFORMATION

                                                                        Page No.
                                                                        --------
        Item 1        Condensed Financial Statements

                      Condensed Balance Sheets as of
                      March 31, 1996 and December 31, 1995                 3

                      Condensed Statements of Operations -
                      Three-Month Periods Ended March 31, 1996
                      and 1995                                             4

                      Condensed Statements of Cash Flows -
                      Three-Month Periods Ended
                      March 31, 1996 and 1995                              5

                      Notes to Unaudited Condensed
                      Financial Statements                                 7


        Item 2        Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                       10



PART II - OTHER INFORMATION                                               12

        Signatures                                                        13


PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements


                               CELGENE CORPORATION
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                      March 31      December 31
                                                      --------      -----------
                                                        1996            1995
                                                        ----            ----
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                        $    108,524    $    337,165
   Marketable securities available
      for sale                                        32,010,780      11,375,740
   Accounts receivable                                   592,794         397,241
   Other current assets                                  584,749         404,011
                                                     ------------   ------------

         Total current assets                         33,296,847      12,514,157

Plant and equipment, net                               1,166,500       1,207,805
Deferred costs                                           310,022         448,006
Other assets                                              41,250          41,250
                                                     ------------   ------------
                                                    $ 34,814,619    $ 14,211,218
                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                 $    565,789    $    607,206
   Accrued expenses                                    1,048,677       1,610,846
   Preferred stock - accretion
      of premium                                           76,447            --
                                                     ------------   ------------

         Total current liabilities                     1,690,913       2,218,052
                                                     ------------   ------------

Convertible debentures                                 2,566,322       4,592,366
Convertible debentures-
   accrued interest                                      240,825         258,299
                                                     ------------   ------------

Total liabilities                                      4,498,060       7,068,717
                                                     ------------   ------------

Stockholders' equity:
   Preferred stock, par value $.01
      per share. Authorized 5,000,000
      shares Series A convertible,
      redeemable, cumulative preferred;
      issued and outstanding
      503 shares at March 31, 1996                    25,150,000            --
   Common stock, par value $.01 per
      share. Authorized 20,000,000
      shares; issued 9,141,118
      and 8,807,863 shares at
      March 31,1996 and December 31,
      1995, respectively                                  91,412          88,079
   Additional paid-in capital                         79,146,906      78,064,288
   Unamortized deferred compensation -
      restricted stock                                    (4,535)         (7,085)
   Accumulated deficit                               (74,023,672)    (70,989,400)
   Net unrealized gain (loss) on
      marketable securities available
      for sale                                            56,687         (13,138)
   Common stock in treasury, at cost
      29,985 and 24,271 shares at
      March 31, 1996 and December 31,
      1995, respectively                                (100,239)           (243)
                                                     ------------   ------------
Total stockholders' equity                            30,316,559       7,142,101
                                                     ------------   ------------
                                                    $ 34,814,619    $ 14,211,218
                                                     ============   ============


See accompanying notes to financial statements

                               CELGENE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                               Three-Month Period Ended March 31
                                               ---------------------------------
                                                      1996            1995
                                                    --------        --------
Revenues:

   Sales of chemical
    intermediates                                   $   516,505     $    18,588
   Research contracts                                   150,000         140,000
   Investment income                                    152,302         108,390
                                                    -----------     -----------
                                                        818,807         266,978
                                                    -----------     -----------


Expenses:

   Cost of goods sold                                   269,522         160,377
   Research and development                           2,737,966       1,578,072
   Selling, general and
     administrative                                     659,484         675,111
   Interest expense                                     109,660            --
                                                    -----------     -----------

                                                      3,776,632       2,413,560
                                                    -----------     -----------

Net loss                                            ($2,957,825)    ($2,146,582)


Accretion of premium payable
   on preferred stock                                    76,447            --
                                                    -----------     -----------

Net loss applicable to common
   shareholders                                     ($3,034,272)           --
                                                    ===========     ===========


Net loss applicable to common
   shareholders per share of
   common stock                                     ($      .34)    ($      .27)
                                                    ===========     ===========


Weighted average number
   of shares of common stock
   outstanding                                        9,001,000       7,863,000
                                                    ===========     ===========









See accompanying notes to financial statements

                               CELGENE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                              Three-Month Period Ended March 31,
                                              ----------------------------------
                                                       1996            1995
                                                     --------        --------
Cash flows from operating activities:
Net loss applicable to common shareholders         ($ 3,034,272)   ($ 2,146,582)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating
 activities:
    Depreciation and amortization                       225,003         191,485
    Amortization of deferred compensation                 2,550           4,438
    Interest on convertible debentures                  109,660            --
    Accretion of premium payable on
      preferred stock                                    76,447            --
    Decrease in accounts payable
        and accrued expenses                           (603,586)        (20,296)
    Increase in accounts receivable                    (195,553)        480,226
    Increase in other current assets                   (180,738)       (134,317)
                                                   ------------    ------------
      Net cash used in operating activities          (3,600,489)     (1,625,046)
                                                   ------------    ------------

Cash flows from investing activities:
Capital expenditures                                   (119,174)         (5,053)
Proceeds from sales and maturities of
   marketable securities available for sale          11,563,415       2,451,286
Purchases of marketable securities
   available for sale                               (32,128,630)       (481,752)
                                                   ------------    ------------
Net cash (used in) provided by
   investing activities                             (20,684,389)      1,964,481
                                                   ------------    ------------

Cash flows from financing activities:
Net proceeds from conversion of common
   stock options                                        226,612            --
Net proceeds from sale of preferred stock            23,829,625            --
                                                   ------------    ------------
Net cash provided from financing activities          24,056,237            --
                                                   ------------    ------------

Net (decrease) increase in cash and cash
  equivalents                                          (228,641)        339,435
Cash and cash equivalents at
   beginning of period                                  337,165         292,925
                                                   ------------    ------------
Cash and cash equivalents at end of period         $    108,524    $    632,360
                                                   ============    ============


Net (decrease) increase in cash and
   cash equivalents                                ($   228,641)   $    339,435
Increase (decrease) in marketable securities
   available for sale                                20,635,040      (1,969,534)
                                                   ------------    ------------

Net increase (decrease) in cash and cash
   equivalents and marketable securities
   available for sale                              $ 20,406,399    ($ 1,630,099)
                                                   ============    ============

                               CELGENE CORPORATION
                 CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)



Non-cash investing activities:
Net change in net unrealized gain (loss)
   on securities available for sale                      $   69,825   $   57,721
                                                         ==========   ==========

Non-cash financing activities:
Issuance of common stock upon the
   conversion of convertible debentures
   and accrued interest thereon, net                     $2,079,718         --
                                                         ==========   ==========
Issuance of common stock upon conversion
   of options through the return of
   previously outstanding common stock                   $   99,996
                                                         ==========   ==========


See accompanying notes to financial statements

                               CELGENE CORPORATION
                Notes to Unaudited Condensed Financial Statements
                                 March 31, 1996

1.    Basis of Presentation

    The unaudited condensed financial statements have been prepared from the books and records of Celgene Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results may not be indicative of the results that may be expected for the year.

    The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10K.

    Where appropriate prior period financial information has been reclassified to conform to the 1996 presentation.

2.    Series A Convertible Preferred Stock

    On March 13, 1996, in a private placement, the Company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at an issue price of $50,000 per share. The Company received net proceeds, after offering costs, of $23,829,625. The Preferred Stock, plus dividends at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof in one-third increments commencing on May 12, June 11, and July 11, 1996, at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. The Company may redeem the shares in increments of no less than $1.5 million commencing December 13, 1996, on thirty business days written notice to the stockholders, at a price that equals a specified premium, ranging from 120% to 130%, over the purchase price plus dividends. Under certain conditions, upon receipt of a conversion notice from the holder, the Company has the right (i) to redeem shares presented for conversion, or (ii) to defer conversion for 90 days in exchange for warrants to purchase additional shares of common stock as specified in the Certificate of Designation of Series A Preferred Stock. Any shares of Series A Convertible Preferred Stock outstanding on March 13, 1998 shall be converted automatically into common stock on such date at the conversion price then in effect. The holders of Preferred Stock have no voting rights. The Company granted registration rights to the subscribers in the private placement that require the

    Company to file a registration statement covering the shares of Common Stock of the Company underlying the Preferred Stock. If such registration statement is not declared effective by June 11, 1996, the Company may be required to pay the subscribers an amount in common stock equal to 1 1/2% per month of the gross proceeds of the private placement offering until the registration statement is declared effective, and the holders of Preferred Stock may be entitled to exercise demand or piggyback registration rights. The Company had $76,447 accrued at March 31, 1996 for accretion of the premium on the Preferred Stock.

    In connection with the private placement, the Company granted to certain executives and affiliates of the placement agent warrants, valued at $60,168, to purchase an aggregate of 66,853 shares of Common Stock at an exercise price of $20.52, subject to proportional adjustment in the event that the Company undertakes a stock split, stock dividend, recapitalization or similar event. These warrants are exercisable for a period of five years from the date of issuance.

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

    The Company may require the conversion of the convertible debentures commencing October 15, 1995 through July 30, 1997 at a conversion price of the common stock on the date of conversion. The Company also has the right to redeem any convertible debenture after it has received a notice of conversion with respect to such debenture. The redemption price is the greater of 115% of the principal and the accrued interest on the redeemed debenture or an amount which is based on the appreciation of the common stock from the date of issuance of the debentures.

    The conversion price of the convertible debentures is subject to adjustment under certain circumstances. As of March 31, 1996, convertible debentures in the aggregate principal amount of $9,150,000, plus accrued interest, had been converted into a total of 1,188,681 shares of common stock. During the quarter ended March 31, 1996, convertible debentures in the aggregate principal amount of $2,937,000, plus accrued interest had been converted into a total of 292,765 shares of common stock. No interest was paid in cash.

4.    Marketable Securities Available for Sale

    Marketable securities available for sale at March 31, 1996 include debt securities with maturities ranging from April, 1996 to August, 1996. A summary of marketable securities at March 31, 1996 is as follows:

                                           Gross        Gross       Estimated
                                         Unrealized   Unrealized      Fair
                              Cost          Gain         Loss         Value
                           ----------    ----------   ----------   ------------
US Government and agency
Obligations                $13,543,645   $    34,835     --        $13,578,480
Certificates of deposit    $ 1,500,000          --     ($   5)     $ 1,499,995
Asset backed security      $ 3,011,134          --     ($ 821)     $ 3,010,313
Commercial Paper           $13,899,314   $    22,678     --        $13,921,992
                           -----------   -----------   ------      -----------
Commercial Paper           $31,954,093   $    57,513   ($ 826)     $32,010,780
                           ===========   ===========   ======      ===========


    The net change in the gross unrealized gain for the quarter ended March 31, 1996 was an increase of approximately $70,000. The proceeds from sales included gross realized gains and losses of approximatley $42,000 and $21,000 respectively, for the quarter ended March 31, 1996.


5.    Treasury Stock

    During the quarter ended March 31, 1996, 5,714 shares of common stock with a fair market value of $99,996 were returned to the Company as payment towards the exercise of 16,666 stock options.

PART I -       FINANCIAL INFORMATION
Item 2 -       Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Liquidity and Capital Resources

        On March 31, 1996, the Company had available working capital of approximately $31,606,000, consisting principally of cash, cash equivalents and marketable securities available for sale, which represents an increase of approximately $21,310,000, from December 31, 1995 primarily due to the private placement of Series A Convertible Preferred Stock in March, 1996.

        On March 13, 1996, in a private placement, the Company completed a sale of 503 shares of Series A Convertible Preferred Stock, par value $0.01 per share, at an issue price of $50,000 per share, for total gross proceeds of $25,150,000. The Company received net proceeds, after offering costs, of approximately $23,800,000. The holders of Preferred Stock have no voting rights.

        The Company has entered into certain technology agreements with various parties which requires payments of approximately $400,000 within the next nine months.

        In December, 1995 the Company entered into an agreement with Penn Pharmaceutical, Ltd. to build a special facility devoted exclusively to the production of SYNOVIR'TM', the Company's experimental drug which has been approved by the FDA for expanded distribution, prior to final evaluation by that agency. Under the terms of the agreement, based on certain milestones with respect to commencing production and FDA inspection, the Company is responsible for $320,000 of start-up and validation costs. In addition, the Company will lease the dedicated facility for a three year period. Annual facilty payments are $268,000, which commences in the month the first milestone is completed. Penn will manufacture SYNOVIR'TM' and sell to the Company at a price to be agreed upon.

        In August 1992, the Company entered into a two-year research and development agreement with the Rockefeller University. In July 1994 this agreement was extended for an additional two years. This agreement was extended for another two years in March 1996. Under terms of the contract extension, the Company is committed to an annual fee to Rockefeller University of $504,000 paid semiannually in April and October.

Three-month period ended March 31, 1996 vs.
Three-month period ended March 31, 1995

        Revenues for the three-month period ended March 31, 1996 were approximately $819,000, which was an increase of approximately $552,000, or 207%, over the comparable period in 1995. Chiral intermediate revenues increased $498,000 to $517,000 for the three-month period of 1996 as compared to the comparable 1995 period. The increase in chiral intermediate revenues was due primarily to stronger sales to pharmaceutical and allied industries. Chiral research contract revenues for the first quarter were $150,000 which was an increase of $10,000 over the first quarter of 1995. Revenue backlog at March 31, 1996, for chiral intermediates and research contracts, was approximately $956,000. Investment income increased $44,000, or 41%, to $152,000 in the first three months of 1996 as compared to the first three months of 1995 due to the increase in funds available for investment.

        For the first quarter ended March 31, 1996, cost of goods sold increased $110,000, or 68%, to $270,000 (which includes certain fixed manufacturing costs) as compared to the first quarter of 1995, due to the higher volume of chiral intermediate revenues. Research and development expenses for the three-month period ended March 31, 1996 increased by $1,160,000, or 74%, to $2,738,000 as compared to the same period in 1995, primarily due to an increase in regulatory and clinical expenses associated with the expected filing of a New Drug Application (NDA) for SYNOVIR(TM). Selling, general and administrative expenses for the three-month period ended March 31, 1996 decreased $16,000, or 2%, to $659,000 as compared to the 1995 comparable period. Interest expense, related to the convertible debenture was $110,000 for the three-month period ended March 31, 1996.

        Net loss for the three-month period ended March 31, 1996 was approximately $2,958,000 which was an increase of approximately $811,000, or 34%, over the comparable period in 1995, due to the increase in R&D expenditures for the immunotherapeutic program.

PART II - OTHER INFORMATION

Item 1. -      None

Item 2. -      Change in Securities

               (a)-(b) On March 13, 1996, the Company issued 503 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). In connection therewith, the Company filed with the State of
               Delaware a Certificate of Designation of Series A Convertible Preferred Stock, par value $.01, which established the designation, number, voting powers, preferences and relative, participating, optional, and other special rights and the qualifications, limitations, restrictions, and other distinguishing characteristics of the Preferred Stock. The Certificate of Designation provides that, in the event of any liquidation, dissolution or winding up of the Company, either voluntary or involuntary, the holders of the Preferred Stock shall be entitled to receive, in preference to any distribution to holders of Common Stock of the Company, an amount per share equal to the sum of (i) $50,000 for each outstanding Share(the "Original Series A Issue Price") and (ii) an amount equal to 4.9% of the Original Series A Issue Price per annum for the period that has passed since the date of issuance of the Preferred
               Stock. If the assets and funds of the Company shall be insufficient to permit payment of the full preferential amounts due to the holders of the Preferred Stock, then the entire assets and funds of the Corporation legally available for distribution shall be distributed among the holders of the Preferred Stock.

Item 3. -      None

Item 4. -      None

Item 5. -      None

Item 6. -      Exhibits

               (a) 27 Financial Data Schedule - Article 5 for first quarter Form 10Q.

               (b) A Current Report on Form 8K with respect to Item 5 of Form 8K was filed on March 13, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CELGENE CORPORATION


DATE  May 13, 1996                          BY   /s/ John W. Jackson
      ----------------------                     ----------------------
                                                  John W. Jackson
                                                  Chairman of the Board
                                                  Chief Executive Officer




DATE  May 13, 1996                          BY   /s/ Sanford Kaston
      ----------------------                     -----------------------
                                                  Sanford Kaston
                                                  Controller

                                STATEMENT OF DIFFERENCES


The trade mark symbol shall be expressed as .......'TM'