Form 10-Q/A
period 1996-03-31
CELGENE CORP /DE/
filed 1996-05-14
CIK 816284

                                    FORM 10-Q/A

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

                               INDEX TO FORM 10-Q/A






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
                                                     ============   ============


See accompanying notes to financial statements

                               CELGENE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                               Three-Month Period Ended March 31
                                               ---------------------------------
                                                      1996            1995
                                                    --------        --------
Revenues:

   Sales of chemical
    intermediates                                   $   516,505     $    18,588
   Research contracts                                   150,000         140,000
   Investment income                                    152,302         108,390
                                                    -----------     -----------
                                                        818,807         266,978
                                                    -----------     -----------


Expenses:

   Cost of goods sold                                   269,522         160,377
   Research and development                           2,737,966       1,578,072
   Selling, general and
     administrative                                     659,484         675,111
   Interest expense                                     109,660            --
                                                    -----------     -----------

                                                      3,776,632       2,413,560
                                                    -----------     -----------

Net loss                                            ($2,957,825)    ($2,146,582)


Accretion of premium payable
   on preferred stock                                    76,447            --
                                                    -----------     -----------

Net loss applicable to common
   shareholders                                     ($3,034,272)    ($2,146,582)
                                                    ===========     ===========


Net loss applicable to common
   shareholders per share of
   common stock                                     ($      .34)    ($      .27)
                                                    ===========     ===========


Weighted average number
   of shares of common stock
   outstanding                                        9,001,000       7,863,000
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


                                    CELGENE CORPORATION


DATE  May 14, 1996                          BY   /s/ John W. Jackson
      ----------------------                     ----------------------
                                                  John W. Jackson
                                                  Chairman of the Board
                                                  Chief Executive Officer




DATE  May 14, 1996                          BY   /s/ Sanford Kaston
      ----------------------                     -----------------------
                                                  Sanford Kaston
                                                  Controller