Form 10-K/A
period 1995-12-31
CELGENE CORP /DE/
filed 1996-05-30
CIK 816284

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-K/A-2


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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K/A-2


        -----------------------------------------------------------------


                                TABLE OF CONTENTS

Item No.                                                                                  Page
- --------                                                                                  ----


Part II

        7.    Management's Discussion and Analysis
                 of Financial Condition and Results of Operations...........................1






Part IV


        14.   Exhibits, Financial Statements, and
                Reports on Form 8-K.........................................................5


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

        For 1995, costs of goods sold decreased $304,000, or 28%, to $792,000 (which includes certain fixed manufacturing costs) as compared to 1994, due to the low volume of chiral intermediate revenues. Research and development expenses for 1995 increased $1,691,000 to $8,183,000, or 26% higher than in 1994. This increase was due to an increase of approximately $2.3 million in expenses associated with the immunotherapeutic program, partially offset by a decrease of $600,000 in personnel and related expenses for the chiral research group. The increase in expenses associated with immunotherapeutic programs was caused by pre-clinical and clinical trial expenses, which increased by approximately $1 million; regulatory and compliance expenses, which rose by approximately $600,000; other ongoing research expenses, which increased by $450,000, and expenses associated with The Rockefeller University program and other university immunotherapeutic research programs, which increased by approximately $250,000. Research and development expenses associated with the immunotherapeutic programs are anticipated to increase to an even greater degree during 1996 as the Company expects to incur substantial regulatory and clinical trial related expenses related to the filing of NDA for Synovir. Selling, general, and administrative expenses decreased $273,000, or 9%, to $2,858,000 in 1995 as compared to 1994, due to generally lower spending across most expense categories, partially offset by amortization of debt offering costs. Interest expense for 1995 was $425,000, which related to the Debentures issued in July, 1995.

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


Date:  May 29, 1996

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

10.23 - Stock Option Agreement, dated March 21, 1994, between the Company and Richard G. Wright. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1994).

10.24 - Engagement Agreement dated November 23, 1994, between the Company and Redington, Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1994).

10.25 - Agent's Warrant issued in connection with the placement of 8% Convertible Debentures (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1995).


10.26 - Form of  Registration  Rights  Agreement  (Incorporated  by reference to
        Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 13, 1996 previously filed).


10.27 - Agent's Warrant issued in connection with the placement of Series A Convertible Preferred Stock (previously filed).

23    - Consent of KPMG Peat Marwick LLP


27    - Financial   Data   Schedule - Article 5 for Year  Form 10-K  (previously
        filed)

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


10.    Marketable Securities Available for Sale

   Marketable securities available for sale at December 31, 1995 include debt securities with maturities ranging from January, 1996 to June, 1998. A summary of marketable securities at December 31, 1995 is as follows:

                                             Gross            Gross         Estimated
                                          Unrealized       Unrealized         Fair
                               Cost          Gain             Loss            Value
                           ------------   -----------    --------------   ------------
US Government and agency
obligations                $  8,892,723           --      ($    13,301)   $  8,879,422
Certificates of deposit       1,000,017           --      (         22)        999,995
Asset backed security           500,665           --      (        509)        500,156
Commercial Paper                995,473            694            --           996,167
                           ------------   ------------    ------------    ------------

                           $ 11,388,878   $        694    ($    13,832)   $ 11,375,740
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

   A summary of marketable securities at December 31, 1994 is as follows:

                                             Gross            Gross         Estimated
                                          Unrealized       Unrealized         Fair
                               Cost          Gain             Loss            Value
                           ------------   -----------    --------------   ------------
US Government and agency
obligations                $ 6,852,770          --      ($  161,048)   $ 6,691,722
Corporate obligations        1,621,669          --      (   106,230)     1,515,439
                           -----------   -----------    -----------    -----------

                           $ 8,474,439          --      ($  267,278)   $ 8,207,161
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