Form 10-Q
period 1996-06-30
CELGENE CORP /DE/
filed 1996-08-14
CIK 816284

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549

(Mark one)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                               OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------     -------------

Commission File Number 0-16132

                               CELGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                            22-2711928
- -------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

7 Powder Horn Drive, Warren, New Jersey                               07059
- ---------------------------------------                             ----------
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

                  At July 31, 1996, 9,590,653 shares of Common Stock, and 438 shares of Series A Convertible Preferred Stock, par value $.01 per share, were issued and outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION

                           Unaudited Condensed Financial
         Item 1            Statements                                     Page No.
                           Condensed Balance Sheets as of
                           June 30, 1996 (unaudited) and
                           December 31, 1995                                  3

                           Unaudited Condensed Statements
                           of Operations - Six-Month Periods
                           Ended June 30, 1996 and 1995                       4

                           Unaudited Condensed Statements
                           of Operations - Three-Month
                           Periods Ended June 30, 1996
                           and 1995                                           5

                           Unaudited Condensed Statements
                           of Cash Flows - Six-Month
                           Periods Ended June 30, 1996
                           and 1995                                           6

                           Notes to Unaudited Condensed
                           Financial Statements                               8

         Item 2            Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                        11


PART II - OTHER INFORMATION                                                  14


         Signatures                                                          15

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements

                               CELGENE CORPORATION
                            CONDENSED BALANCE SHEETS

                        ASSETS                        (Unaudited)
                        ------                          June 30              December 31
                                                        -------              -----------
                                                         1996                    1995
                                                         ----                    ----
Current assets:
    Cash and cash equivalents                        $ 1,070,812            $   337,165
    Marketable securities available
       for sale                                        26,956,556            11,375,740
    Accounts receivable                                   728,500               397,241
    Other current assets                                  984,550               404,011
                                                     ------------          ------------
          Total current assets                         29,740,418            12,514,157

Plant and equipment, net                                1,518,660             1,207,805
Deferred costs                                            239,424               448,006
Other assets                                               41,250                41,250
                                                     ------------          ------------
                                                     $ 31,539,752          $ 14,211,218
                                                     ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable                                 $    701,426          $    607,206
    Accrued expenses                                    1,141,361             1,610,846
                                                     ------------          ------------
          Total current liabilities                     1,842,787             2,218,052

Convertible debentures                                  2,026,043             4,592,366
Convertible debentures-
    accrued interest                                      263,330               258,299
                                                     ------------          ------------
Total liabilities                                       4,132,160             7,068,717

Stockholders' equity:
    Preferred stock, par value $.01
       per share. Authorized 5,000,000
       shares Series A convertible,
       redeemable, cumulative preferred;
       issued and outstanding
       485 shares at  June 30, 1996
       includes $370,954 accrued
       accretion                                       24,620,954
    Common stock, par value $.01 per
       share. Authorized 20,000,000
       shares; issued 9,290,699
       and 8,807,863 shares at
       June 30,1996 and December 31,
       1995, respectively                                  92,907                88,079
    Additional paid-in capital                         80,633,667            78,064,288
    Unamortized deferred compensation -
       restricted stock                                    (3,401)               (7,085)
    Accumulated deficit                               (77,831,563)          (70,989,400)
    Net unrealized gain (loss) on
       marketable securities available
       for sale                                            (4,734)              (13,138)
    Common stock in treasury, at cost
       29,985 and 24,271 shares at
       June 30, 1996 and December 31,
       1995, respectively                                (100,239)                 (243)
                                                     ------------           -----------
Total stockholders' equity                             27,407,592             7,142,101
                                                     ------------           -----------
                                                     $ 31,539,752          $ 14,211,218
                                                     ============          ============

See accompanying notes to financial statements

                               CELGENE CORPORATION

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                  Six-Month Period Ended June 30,
                                                  -------------------------------
                                                     1996                1995
                                                  ---------            ---------
Revenues:

    Sales of chemical
    intermediates                                $ 1,018,805        $   242,138
    Research contracts                               335,000            240,000
    Investment income                                630,665            188,740
                                                 -----------        -----------
                                                   1,984,470            670,878
                                                 -----------        -----------

Expenses:

    Cost of goods sold                               448,615            363,926
    Research and development                       6,320,423          3,346,294
    Selling, general and
      administrative                               1,366,545          1,364,254
    Interest expense and
    other financing costs                            308,850               -
                                                 -----------        -----------

                                                   8,444,433          5,074,474
                                                 -----------        -----------

Net loss                                         ($6,459,963)       ($4,403,596)

Accretion of premium payable
    on preferred stock                               382,200               -
                                                 -----------        -----------

Net loss applicable to common
    shareholders                                 ($6,842,163)       ($4,403,596)
                                                 ===========        ===========

Net loss applicable to common
    shareholders per share of
    common stock                                      ($.75)             ($.56)
                                                      =====              =====

Weighted average number
    of shares of common stock
    outstanding                                    9,079,000          7,863,000
                                                 ===========        ===========





See accompanying notes to financial statements

                               CELGENE CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                 Three-Month Period Ended June 30,
                                                 ---------------------------------
                                                    1996                 1995
                                                 ----------            -----------
Revenues:

    Sales of chemical
    intermediates                                $   502,300        $   223,550
    Research contracts                               185,000            100,000
    Investment income                                478,363             80,350
                                                 -----------        -----------
                                                   1,165,663            403,900
                                                 -----------        -----------

Expenses:

    Cost of goods sold                               179,093            203,549
    Research and development                       3,582,457          1,768,222
    Selling, general and
    administrative                                   804,994            689,143
  Interest expense and
      other financing costs                          101,257               -
                                                 -----------        -----------

                                                   4,667,801          2,660,914
                                                 -----------        -----------

Net loss                                         ($3,502,138)       ($2,257,014)

Accretion of premium payable
    on preferred stock                               305,753               -
                                                 -----------        -----------

Net loss applicable to common
    shareholders                                 ($3,807,891)       ($2,257,014)
                                                 ===========        ===========

Net loss applicable to common
    shareholders per share of
    common stock                                      ($.41)            ($.29)
                                                      =====             =====

Weighted average number
    of shares of common stock
    outstanding                                    9,079,000          7,863,000
                                                 ===========        ===========




See accompanying notes to financial statements

                               CELGENE CORPORATION

                        UNAUDITED STATEMENTS OF CASH FLOW

                                                Six-Month Period Ended June 30,
                                                -------------------------------
                                                    1996               1995
                                                ------------        -----------
Operating activities:
Net loss applicable to
    common shareholders                        ($ 6,842,163)       ($ 4,403,596)
Non-cash items:
    Depreciation and
      amortization                                  449,005             388,006
    Amortization of
      deferred compensation                           3,684               6,988
Interest on convertible
    debentures                                      174,712                -
Change in current assets
    and liabilities:
    Accretion of premium
      payable on preferred
      stock                                         382,200                -
  Increase (decrease) in
      accounts payable and
      accrued expenses                             (374,066)             66,272
  (Increase) decrease in
     accounts receivable                           (331,259)            301,771
  Increase in other
     current assets                                (580,539)            (51,323)
                                               ------------        ------------
    Net cash used in
        operating activities                   ($ 7,118,426)       ($ 3,691,882)

Investment activities:
Capital expenditures                               (638,166)             (9,246)
Proceeds from sales and
  maturities of marketable
  securities available
  for sale                                       77,602,229           4,827,327
Purchase of marketable
  securities available
  for sale                                      (93,174,641)           (522,250)
                                               ------------        ------------
Net cash (used in)provided
  by investment activities                      (16,210,578)          4,295,831

Financing activities:
Net proceeds from exercise
  of common stock options                           233,026                -
Net proceeds from sale of
  preferred stock                                23,829,625
                                               ------------
Net cash provided by
  financing activities                           24,062,651                -

                               CELGENE CORPORATION
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOW (Continued)

Net change in cash and
  cash equivalents                                  $  733,647        $  603,949
Cash and cash equivalents
  at beginning of period                               337,165           292,925
                                                    ----------        ----------
Cash and cash equivalents
  at end of period                                  $1,070,812        $  896,874
                                                    ==========        ==========


Non-cash investing activities:
Net change in net,
  unrealized loss on
  securities available
  for sale                                          $    8,404        $  110,071
                                                    ==========        ==========

Non-cash financing activities:
  Issuance of common
  stock upon the
  conversion of convertible
  debentures and accrued
  interest thereon, net                             $2,566,323        $   -
                                                    ==========        ==========

Issuance of common stock
  upon the conversion of
  convertible preferred
  stock and accrued
  accretion thereon, net                            $  912,445        $   -
                                                    ==========        ==========

Issuance of common stock
  upon exercise of
  options through the
  return of previously
  outstanding common
  stock                                             $   99,996        $   -
                                                    ==========        ==========





See accompanying notes to financial statements

                               CELGENE CORPORATION

                Notes to Unaudited Condensed Financial Statements
                                  June 30, 1996

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

2.       Series A Convertible Preferred Stock

     On March 13, 1996, in a private placement, the Company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at an issue price of $50,000 per share. The Company received net proceeds, after offering costs, of $23,829,625. The Preferred Stock, plus dividends at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. The average closing price per share of common stock for the seven trading days immediately prior to June 30, 1996 was $12.21. The Company may redeem the shares in increments of no less than $1.5 million commencing December 13, 1996, on thirty business days written notice to the stockholders, at a price that equals a specified premium, ranging from 120% to 130%, of the purchase price plus dividends. Under certain conditions, upon receipt of a conversion notice from the holder, the Company has the right (i) to redeem shares presented for conversion, or (ii) to defer conversion for 90 days in exchange for warrants to purchase additional shares of common stock as specified in the Certificate of Designation of Series A Preferred Stock. Any shares of Series A Convertible Preferred Stock outstanding on March 13, 1998 shall be converted automatically into common stock on such date at the conversion price then in effect. The holders of Preferred Stock have no voting rights. The Company granted registration rights to the subscribers in the private placement that require the Company to file a registration statement covering the shares of Common Stock of the Company underlying the Preferred Stock.

     A registration statement with respect to investors resales of common shares underlying the convertible preferred stock was filed and declared effective on June 11, 1996. The Company had $369,755 accrued at June 30, 1996 for accretion of the premium on the Preferred Stock.

     As of June 30, 1996, 18 shares (as of July 31, 1996, 65 shares) of the Series A Preferred Stock, with their respective accrued accretion, had been converted into 68,906 (398,845 at July 31, 1996) shares of common stock. While no conversion deferral warrants were issued as of June 30, 1996, as of July 31, 1996 the Company had issued warrants that entitle certain stockholders of the Series A Preferred Stock to purchase 24,358 shares of common stock at an exercise price of $11.50. The warrants were issued pursuant to the Company's right to defer conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance.

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

     The conversion price of the convertible debentures is subject to adjustment under certain circumstances. During the quarter ended June 30, 1996, convertible debentures in the aggregate principal amount of $600,000, plus accrued interest were converted into a total of 79,916 shares of common stock. As of June 30, 1996, convertible debentures in the aggregate principal amount of $9,750,000, plus accrued interest, had been converted into a total of 1,268,597 shares of common stock. No interest was paid in cash.

4.       Marketable Securities Available for Sale

     Marketable securities available for sale at June 30, 1996 include debt securities with maturities ranging from July, 1996 to August, 1997. A summary of marketable securities at June 30, 1996 is as follows:

                                                                               Gross            Gross                Estimated
                                                                            Unrealized       Unrealized                Fair
                                                           Cost                Gain             Loss                   Value
                                                        -----------         ----------      -----------             -----------
     US Government and agency
     Obligations                                        $ 3,972,096              -             ($1,502)             $ 3,970,594
     Certificates of deposit                            $ 3,999,981              -                 (62)             $ 3,999,919
     Asset backed security                              $ 1,000,554              -               ($554)             $ 1,000,000
     Corporate Bonds                                    $ 1,528,618              -             ($2,128)             $ 1,526,490
     Commercial Paper                                   $16,460,041              -                (488)             $16,459,553
                                                        -----------          -----------     ---------              -----------
     Total                                              $26,961,290              -             ($4,734)             $26,956,556
                                                        ===========          ===========     =========              ===========


     The net change in the gross unrealized gain for the quarter ended June 30, 1996 was a decrease of approximately $61,400. The proceeds from sales included gross realized gains and losses of approximately $192,000 and $11,000 respectively, for the quarter ended June 30, 1996.

     The assets that back the asset backed security are credit card receivables held in an irrevocable trust. The trust has received the highest possible rating from Moodys, Standard & Poors and Fitch. The corporate bonds are A rated or better and the commercial paper rating is A1P1.

PART I - FINANCIAL INFORMATION

Item 2 - Management's Discussion and Analysis
         Financial Condition and Results of Operations

Liquidity and Capital Resources

     On June 30, 1996 the Company had available working capital of approximately $27,898,000, consisting principally of cash, cash equivalents and marketable securities available for sale, which represents an increase of approximately $17,602,000, from December 31, 1995 primarily due to the private placement of Series A Convertible Preferred Stock in March, 1996.

     On March 13, 1996, in a private placement, the Company completed a sale of 503 shares of Series A convertible Preferred Stock, par value $0.01 per share, at an issue price of $50,000 per share, for total gross proceeds of $25,150,000. The Company received net proceeds, after offering costs, of approximately $23,800,000. The holders of Preferred Stock have no voting rights.

     The Company has entered into certain technology agreements with various parties which requires payments of approximately $500,000 within the next eighteen months.

     In December, 1995 the Company entered into an agreement with Penn Pharmaceutical, Ltd. to build a special facility devoted exclusively to the production of SYNOVIR(TM), the Company's experimental drug, which has been approved by the FDA for expanded distribution, prior to final evaluation by that agency. Under the terms of the agreement, based on certain milestones with respect to commencing production and FDA inspection, the Company is responsible for $320,000 of start-up and validation costs. In addition, the Company will lease the dedicated facility for a three year period. Annual facility payments are $268,000, which commence in the month the first milestone is completed. Penn will manufacture SYNOVIR(TM) and sell it to the Company at a price to be agreed upon.

     In August 1992, the Company entered into a two-year research and development agreement with the Rockefeller University. In July 1994 this agreement was extended for an additional two years. This agreement was extended for another two years in March 1996. Under the terms of the contract extension, the Company is committed to an annual fee to Rockefeller University of $504,000 paid semi-annually in April and October.

Six-month period ended June 30, 1996 vs.
Six-month period ended June 30, 1995
- ----------------------------------------

     Revenues for the six-month period ended June 30, 1996 were approximately $1,985,000, which was an increase of approximately $1,314,000, approximately triple, over the comparable period in 1995. Chiral intermediate revenues increased $777,000 to $1,019,000 for the six-month period ended June 30, 1996 as compared to the comparable 1995 period. This increase in chiral intermediate revenues was due primarily to repeat orders reflecting customers' increased requirements as their products advance through clinical trials. Chiral intermediate revenues are derived from developmental projects that may or may not move forward in development or to commercialization. Therefore, these revenues are sporadic in nature. Chiral research contract revenues for the first six months were $335,000 which was an increase of $195,000 over the first six months of 1995. This increase in contract revenues was due to the Company entering into new research contracts for developmental compounds and for expanding development of existing compounds. Revenue backlog at June 30, 1996, for chiral intermediates and research contracts decreased $162,000 or 28%, to $425,000 as compared to the June 30, 1995 backlog. The Company is negotiating with new and existing customers for additional chiral intermediate and research contract orders; however, there is no assurance that these efforts will be successful. Investment income increased $442,000, to $631,000 in the six months of 1996 as compared to the six months of 1995 due to the increase in funds available for investment. Investment income is expected to decline as the Company continues to utilize its funds towards the commercialization of SYNOVIR(TM).

     For the six months ended June 30, 1996, cost of goods sold increased $85,000, or 24%, to $449,000 (which includes certain fixed manufacturing costs) as compared to the six months of 1995, due to the higher volume of chiral intermediate revenues. Research and development expenses for the six month period ended June 30, 1996 increased by $2,974,000, or 89%, to $6,320,000 as compared to the same period in 1995. This increase was due to an increase of approximately $2.6 million in expenses associated with the immunotherapeutic program and approximately $400,000 in expenses for the chiral research group. The increase in expenses associated with immunotherapeutic programs was caused by pre- clinical and clinical trial expenses, which increased by approximately $1.1 million; regulatory and compliance expenses, which increased $775,000; manufacturing of development quantities of SYNOVIR(TM), which increased expenses approximately $475,000; and other research and development expenses, which rose approximately $250,000. Research and development expenses associated with the immunotherapeutic programs are anticipated to increase to an even greater degree as the Company expects to incur substantial regulatory and clinical trial related expenses related to the filing of an NDA for SYNOVIR(TM). Selling, general and administrative expenses for the six-month period ended June 30, 1996 increased $2,000, to $1,366,000 as compared to the 1995 comparable period, primarily due to the amortization of the convertible debenture offering cost expense and the addition of product liability insurance. Interest expense and amortization of offering costs, related to the convertible debenture was $309,000 for the six months ended June 30,1996.

     Net loss, applicable to common shareholders, for the six-month period ended June 30, 1996 was approximately $6,842,000 which was an increase of approximately $2,438,000, or 55%, over the comparable period in 1995, due primarily to the increase in research and development spending as the Company moves toward the filing of its first NDA.

Three-month period ended June 30, 1996 vs.
Three-month period ended June 30, 1995
- ------------------------------------------

     Revenues for the three-month period ended June 30, 1996 were approximately $1,166,000, which was an increase of approximately $762,000, over the comparable period in 1995. Chiral intermediate revenues increased $278,000 to $502,000 for the three-month period of 1996, as compared to the comparable 1995 period. The increase in chiral intermediate revenues was due primarily to repeat orders reflecting customers' increased requirements as their products advance through clinical trials. Chiral research contract revenues for the second quarter were $185,000, which was an increase of $85,000 over the second quarter of 1995. Revenue backlog at June 30, 1996, for chiral intermediates and research contracts, was approximately $425,000. Investment income increased $398,000, to approximately double in the three months of 1996, as compared to the three months of 1995, due to the increase in funds invested. Investment income is expected to decline as the Company continues to utilize its funds towards the commercialization of SYNOVIR(TM).

     For the second quarter ended June 30, 1996, cost of goods sold decreased $25,000, or 12%, to $179,000 (which includes certain fixed manufacturing costs) as compared to the second quarter of 1995, due to improved manufacturing efficiencies. Research and development expenses for the three-month period ended June 30, 1996 increased by $1,814,000, approximately double, to $3,582,000 as compared to the same period in 1995. This increase was due to approximately $1.5 million in higher expenses associated with the immunotherapeutic program and approximately $314,000 in expenses for the chiral research group. The increase in expenses associated with immunotherapeutic programs reflected growing preclinical and clinical trials expenses, which increased approximately $760,000; regulatory and compliance expenses, which increased $220,000, manufacturing of development quantities of SYNOVIR(TM) which increased approximately $220,000; manufacturing of development quantities of SYNOVIR(TM), which increased approximately $160,000; and other research and development expenses, which increased $360,000. Research and development expenses associated with the immunotherapeutic programs are anticipated to increase to an even greater degree as the Company expects to incur substantial regulatory and clinical trial related expenses related to filing an NDA for SYNOVIR(TM). Selling, general and administrative expenses for the three-month period ended June 30, 1996 increased $116,000, or 17%, to $810,000 as compared to the 1995 comparable period due primarily to the addition of product liability insurance. Interest expense, and amortization of offering costs related to the convertible debenture was $101,000 for the three-month period ended June 30, 1996.

     Net loss, applicable to common shareholders, for the three-month period ended June 30, 1996 was approximately $3,808,000 which was an increase of approximately $1,551,000, or 69%, over the comparable period in 1995, due to the increase in R&D expenditures for the immunotherapeutic program.

PART II - OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 14, 1996. At this meeting stockholders of the Company were asked to vote for the election of directors, act upon the proposal to approve the amendment of the Corporation's 1992 Long-Term Incentive Plan to continue to qualify it under Section 162(m) of the Internal Revenue Code of 1986, and for the proposal to ratify the appointment of KPMG Peat Marwick LLP as the independent certified public accountants of the Company for the year ending December 31, 1996. All nominated directors were elected, the proposal to amend the Corporation's 1992 Long-Term Incentive Plan was approved and the proposal regarding the appointment of auditors was approved, by the following votes:

     A. Election of Directors:

     Name                                                    Number of Shares
     ----                                         ---------------------------------------
                                                     For            Withheld    Abstained
                                                     ---            --------    ---------
     John W. Jackson                              7,605,288          491,435        -
     Sol J. Barer                                 7,603,927          492,796        -
     Frank T. Cary                                7,605,088          491,635        -
     Richard C. E. Morgan                         7,605,588          491,135        -
     Walter L. Robb                               7,604,088          492,635        -
     Lee J. Schroeder                             7,604,388          492,335        -
     Arthur Hull Hayes, Jr                        7,602,988          493,735        -

     B. Adoption of the amendment to the Corporation's 1992 Long-Term Incentive Plan :

     Name                                                    Number of Shares
     ----                                         ---------------------------------------
                                                     For            Withheld    Abstained
                                                     ---            --------    ---------
                                                   5,875,064         710,878      33,095

     C. Appointment of Auditors:

     Name                                                    Number of Shares
     ----                                         ---------------------------------------
                                                     For            Withheld    Abstained
                                                     ---            --------    ---------
                                                   8,029,493          49,600      17,630

Item 5. - None

Item 6. - Exhibits

                  27 Financial Data Schedule - Article 5 for second quarter Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CELGENE CORPORATION


         August 14, 1996                        /s/ John W. Jackson
DATE ____________________________       BY ________________________________
                                           John W. Jackson
                                           Chairman of the Board
                                           Chief Executive Officer

        August 14, 1996                       /s/ Sanford Kaston
DATE ____________________________       BY ________________________________
                                           Sanford Kaston
                                           Controller
                                           (Chief Accounting Officer)