Form 10-Q
period 1996-09-30
CELGENE CORP /DE/
filed 1996-11-14
CIK 816284

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

 (Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132

                               CELGENE CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       22-2711928
 --------------------------------------------------    ----------------------
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification
                                                          Number)

  7 Powder Horn Drive, Warren, New Jersey                    07059
  ---------------------------------------                    -----
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 908-271-1001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  x       No
                                  _______     _______

At October 31, 1996, 9,933,943 shares of Common Stock, and 377 shares of Series A Convertible Preferred Stock, par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q



                                                                           Page No.
                                                                           --------
PART I - FINANCIAL INFORMATION

  Item I Unaudited Condensed Financial Statements

               Condensed Balance Sheets as of
               September 30, 1996 (unaudited)
               and December 31, 1995                                          3


               Unaudited Condensed Statements of
               Operations - Nine-Month Periods Ended
               September 30, 1996 and 1995                                    4

               Unaudited Condensed Statements of
               Operations - Three-Month Periods Ended
               September 30, 1996 and 1995                                    5


               Unaudited Condensed Statements of
               Cash Flows - Nine-Month Periods Ended
               September 30, 1996 and 1995                                    6


               Notes to Unaudited Condensed Financial
               Statements                                                     8

  Item 2 Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  11


PART II - OTHER INFORMATION                                                   15


               Signatures                                                     16


PART I - FINANCIAL INFORMATION

Item 1 -  Condensed Financial Statements

                               CELGENE CORPORATION
                            CONDENSED BALANCE SHEETS


                                          ASSETS
                                                         (Unaudited)
                                                        Sept 30, 1996      Dec 31, 1995
                                                        -------------      ------------
Current assets:
   Cash and cash equivalents                             $  3,106,470    $    337,165
   Marketable securities available
     for sale                                              20,602,589      11,375,740
   Accounts receivable                                        250,271         397,241
   Other current assets                                       721,581         404,011
                                                         ------------    ------------

      Total current assets                                 24,680,911      12,514,157

   Plant and equipment, net                                 1,889,400       1,207,805
   Deferred costs                                             180,823         448,006
   Other assets                                                41,250          41,250
                                                         ------------    ------------
                                                         $ 26,792,384    $ 14,211,218
                                                         ============    ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                      $  1,429,104    $    607,206
   Accrued expenses                                         1,000,147       1,610,846
                                                         ------------    ------------
      Total current liabilities                             2,429,251       2,218,052

Convertible debentures                                      2,026,043       4,592,366
Convertible debentures - accrued interest                     344,153         258,299
                                                         ------------    ------------
      Total liabilities                                     4,799,447       7,068,717
                                                         ------------    ------------

Stockholders' equity:
  Preferred stock, par value $.01 per
    share. Authorized 5,000,000 shares
    Series A convertible, redeemable,
    cumulative preferred; issued and
    outstanding 428 shares at
    September 30, 1996 includes
    $590,511 accretion of premium                          21,990,511              --

  Common stock, par value $.01 per share
    Authorized 20,000,000 shares; issued
    9,674,582 and 8,807,863 shares at
    September 30, 1996 and December 31,
    1995, respectively                                         96,746          88,079

  Additional paid-in capital                               83,645,930      78,064,288
  Unamortized deferred compensation -
    restricted stock                                           (2,267)         (7,085)
  Accumulated deficit                                     (83,638,397)    (70,989,400)
  Net unrealized gain (loss) on marketable
    securities available for sale                                 653         (13,138)
  Common stock in treasury, at cost
     29,985 and 24,271 shares at
     September 30, 1996 and December 31,
     1995,  respectively                                     (100,239)           (243)
                                                         ------------    ------------
  Total stockholders' equity                               21,992,937       7,142,501
                                                         ------------    ------------
                                                         $ 26,792,384    $ 14,211,218
                                                         ============    ============




                 See accompanying notes to financial statements

                               CELGENE CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                              Nine-Month Period Ended Sept 30,
                                              --------------------------------
                                                    1996               1995
                                                    ----               ----

Revenues:
  Sales of chemical intermediates               $  1,096,605       $    389,153
  Research contracts                                 711,666            385,000
  Investment income                                  989,751            309,066
                                                ------------       ------------
                                                   2,798,022          1,083,219
                                                ------------       ------------
Expenses:
  Cost of goods sold                                 683,005            529,444
  Research and development                        10,981,813          5,048,998
  Selling, general and
    administrative                                 2,762,528          2,038,550
  Interest expense and other
    financing charges                                360,535            232,185
                                                ------------       ------------
                                                  14,787,881          7,849,177
                                                ------------       ------------
Net loss                                        ($11,989,859)      ($ 6,765,958)

Accretion of premium payable on
  preferred stock                                   (659,138)              --
                                                ------------       ------------
Net loss applicable to common
  shareholders                                  ($12,648,997)      ($ 6,765,958)
                                                ============       ============

Net loss applicable to common
shareholders per share of common
stock                                           ($      1.37)      ($       .86)
                                                ------------       ------------

Weighted average number of shares
  of common stock outstanding                      9,227,000          7,881,000
                                                ============       ============








                 See accompanying notes to financial statements

                               CELGENE CORPORATION
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                    Three Month Period Ended Sept 30,
                                                   ----------------------------------
                                                        1996            1995
                                                        ----            ----

Revenues:
  Sales of chemical intermediates                  $    77,800      $   147,015
  Research contracts                                   376,666          145,000
  Investment income                                    359,086          120,326
                                                   -----------      -----------
                                                       813,552          412,341
                                                   -----------      -----------
Expenses:
  Cost of goods sold                                   234,390          165,518
  Research and development                           4,661,390        1,702,704
  Selling, general and administrative                1,274,289          674,296
  Interest expense and other financing
    charges                                            173,379          232,185
                                                   -----------      -----------
                                                     6,343,448        2,774,703
                                                   -----------      -----------

Net loss                                           ($5,529,896)     ($2,362,362)

Accretion of premium payable on
  preferred stock                                     (276,938)           --
                                                   ------------    -------------
Net loss applicable to common
  shareholders                                    ($ 5,806,834)     ($2,362,362)
                                                   ============     ============

Net loss applicable to common
 shareholders per share of common
 stock                                             ($      .62)     ($      .30)
                                                   -----------      -----------

Weighted average number of shares of
  common stock outstanding                           9,520,000        7,918,000
                                                   ===========      ===========




                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOW


                                            Nine-Month Period Ended Sept 30,
                                           ---------------------------------
                                                1996               1995
                                                ----               ----

Operating activities:
Net loss applicable to common
  shareholders                              ($ 12,648,997)   ($  6,765,958)

Non-cash items:
  Depreciation and amortization                   684,983          669,659
  Amortization of deferred compensation             4,818            9,539
  Interest on convertible debentures and
    other financing charges                       360,535          232,185
  Accretion of premium payable on
    preferred stock                               659,138              --
Change in current assets and liabilities:
  Increase in accounts payable and
    accrued expenses                              211,199          131,737
  Decrease in accounts receivable                 146,969          363,281
  Increase in other current assets               (317,570)        (208,463)
                                            -------------    -------------
  Net cash used in operating activities     ($ 10,898,925)   ($  5,568,020)

Investment activities:
Capital expenditures                           (1,186,284)         (15,533)
Proceeds from sales and maturities of
  marketable securities available for
  sale                                        117,485,212        7,576,076
Purchase of marketable securities
  available for sale                         (126,698,269)     (13,006,734)
                                            -------------    -------------
Net cash used in investment
  activities                                  (10,399,341)      (5,446,191)

Financing activities:
Net proceeds from the issuance of
  convertible debentures                             --         11,022,570
Net proceeds from exercise of common
  stock options                                   237,946          147,245
Net proceeds from sale of preferred stock      23,829,625              --
                                            -------------    -------------
Net cash provided by financing activities      24,067,571       11,169,815

Net change in cash and cash equivalents     $   2,769,305    $     155,604
Cash and cash equivalents at beginning of
  period                                          337,165          292,925
                                            -------------    -------------

Cash and cash equivalents at end of
  period                                    $   3,106,470    $     448,529
                                            =============    =============

Non-cash investing activities:
Net change in net, unrealized gain(loss)
  on securities available for sale          $      13,791    $     145,886
                                            =============    =============


                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOW (Continued)


                                                  Nine-Month Period Ended Sept 30,
                                                  --------------------------------
                                                        1996            1995
                                                        ----            ----
Non-cash financing activities:

Issuance of common stock upon the
 conversion of convertible
 debentures and accrued interest
 thereon, net                                        $2,649,115       $1,796,436
                                                     ==========       ==========

Issuance of warrants for services
 rendered in connection with the
 issuance of convertible debentures                  $      --        $   94,500
                                                     ==========       ==========

Issuance of common stock upon the
 conversion of convertible
 preferred stock and accrued
 accretion thereon, net                              $3,818,627             --
                                                     ==========       ==========

Issuance of common stock upon
 issuance of options through the
 return of previously common stock
 outstanding                                        $   99,996             --
                                                    ===========       ==========







                 See accompanying notes to financial statements

                               CELGENE CORPORATION
                Notes to Unaudited Condensed Financial Statements
                               September 30, 1996

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

2.   Series A Convertible Preferred Stock

    On March 13, 1996, in a private placement, the Company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at an issue price of $50,000 per share. The Company received net proceeds, after offering costs, of $23,829,625. The Preferred Stock, plus dividends at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. The average closing price per share of common stock for the seven trading days immediately prior to September 30, 1996 was $10.96. The Company may redeem the shares in increments of no less than $1.5 million commencing December 13, 1996, on thirty business days written notice to the stockholders, at a price that equals a specified premium, ranging from 120% to 130%, of the purchase price plus dividends. Under certain conditions, upon receipt of a conversion notice from the holder, the Company has the right (i) to redeem shares presented for conversion, or (ii) to defer conversion for 90 days in exchange for warrants to purchase additional shares of common stock as specified in the Certificate of Designation of Series A Preferred Stock. Any shares of Series A Convertible Preferred Stock outstanding on March 13, 1998 shall be converted automatically into common stock on such date at the conversion price then in effect. The holders of Preferred Stock have no voting rights.

    The Company granted registration rights to the subscribers in the private placement that require the Company to file a registration statement covering the shares of Common Stock of the Company underlying the Preferred Stock. A registration statement with respect to investors resales of common shares underlying the convertible preferred stock was filed and declared effective on June 10, 1996. Through September 30, 1996 the Company had accrued $659,138 representing accretion of premium on the Preferred Stock of which $590,511 relates to preferred shares not yet tendered for conversion.

    As of September 30, 1996, 75 shares (as of October 31, 1996, 126 shares) of the Series A Preferred Stock, with their respective accrued accretion, had been converted into 451,969 (741,315 at October 31, 1996) shares of common stock. As of September 30, 1996 the Company had issued warrants that entitle certain stockholders of the Series A Preferred Stock to purchase 116,981 (123,071 at October 31, 1996)shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance.

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

3.   Convertible Debentures

    In the quarter ended September 30, 1995, the Company sold in a private placement offering, 8% convertible debentures due July 31, 1997 in the aggregate principal amount of $12,000,000, and received net proceeds, after offering costs, of $11,022,570. Such debentures are convertible into common stock of the Company at the option of either the holders thereof or the Company. The holders of the convertible debentures may convert the debentures into common stock of the Company at a conversion price that varies and is based upon the market price (as defined) of the common stock on the date of conversion.

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

    The conversion price of the convertible debentures is subject to adjustment under certain circumstances. During the quarter ended September 30, 1996, there were no conversions of convertible debentures. As of September 30, 1996, convertible debentures in the aggregate principal amount of $9,750,000, plus accrued interest, had been converted into a total of 1,268,597 shares of common stock. No interest was paid in cash.

4.   Marketable Securities Available for Sale

    Marketable securities available for sale at September 30, 1996 include debt securities with maturities ranging from October, 1996 to October, 1997. A summary of marketable securities at September 30, 1996 is as follows:


                                             Gross                Gross               Estimated
                                          Unrealized           Unrealized               Fair
                        Cost                 Gain                 Loss                  Value
                  ------------------    ----------------    ------------------     ----------------

US Government
and agency
obligations            $2,473,133                 $31                 -               $2,473,164

Certificates
of deposit             $1,000,035                -                    ($83)             $999,952

Asset backed
security               $1,000,665                 $84                 -               $1,000,749

Corporate
bonds                  $4,029,340                -                   ($521)           $4,028,819

Commercial
paper                 $12,098,763              $1,142                 -              $12,099,905
                ------------------    ----------------    ------------------     ----------------

Total                 $20,601,936              $1,257                ($604)          $20,602,589
                ==================    ================    ==================     ================




The net change in the gross unrealized gain for the quarter ended September 30, 1996 was a decrease of approximately $5,400. The proceeds from sales for the quarter ended September 30, 1996 included gross realized gains and losses of approximately $92,000 and $100 respectively.

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

PART I  -  FINANCIAL INFORMATION
Item 2  -  Management's Discussion and Analysis of
              Financial Condition and Results of Operations

Liquidity and Capital Resources

On September 30, 1996 the Company had available working capital of approximately $22,252,000, consisting principally of cash, cash equivalents and marketable securities available for sale, which represents an increase of approximately $11,957,000 from December 31, 1995 primarily due to the private placement of Series A Convertible Preferred Stock in March, 1996.

On March 13, 1996, in a private placement, the Company completed a sale of 503 shares of Series A convertible Preferred Stock, par value $0.01 per share, at an issue price of $50,000 per share, for total gross proceeds of $25,150,000. The Company received net proceeds, after offering costs, of approximately $23,800,000.

The Company has entered into certain technology agreements with various parties which require payments of approximately $380,000 within the next eighteen months.

In December, 1995 the Company entered into an agreement with Penn Pharmaceutical, Ltd. to build a special facility devoted exclusively to the production of SYNOVIR(R), the Company's experimental drug, which has been approved by the FDA for expanded distribution, prior to final evaluation by that agency. Under the terms of the agreement, based on certain milestones with respect to commencing production and FDA inspection, the Company is responsible for $320,000 of start-up and validation costs. In addition, the Company will lease the dedicated facility for a three year period. Annual facility payments are $268,000, which commence in the month the first milestone is completed. It is expected that monthly rent payments will commence before the end of 1996. Penn will manufacture SYNOVIR and sell it to the Company at a price to be agreed upon.

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

Nine-month period ended September 30, 1996 vs
Nine-month period ended September 30, 1995

    Revenues for the nine-month period ended September 30, 1996 were approximately $2,798,000, which was an increase of approximately $1,715,000, or 158%, over the comparable period in 1995. Chiral intermediate revenues increased approximately $707,000 to $1,097,000 for the nine-month period ended September 30, 1996 as compared to the comparable 1995 period. This increase in chiral intermediate revenues was due primarily to repeat orders reflecting customers' increased requirements as their products advance through clinical trials. Chiral intermediate revenues are derived from developmental projects that may or may not move forward in development or to commercialization.

Therefore, these revenues are sporadic in nature. Chiral research contract revenues for the first nine months were approximately $712,000 which was an increase of approximately $327,000 over the first nine months of 1995. This increase in contract revenues was due to the Company entering into new research contracts for developmental compounds and for expanding development of existing compounds. Revenue backlog at September 30, 1996, for chiral intermediates and research contracts increased approximately $575,000, or 34%, to $1,013,000 as compared to the September 30, 1995 backlog. The Company is negotiating with new and existing customers for additional chiral intermediate and research contract orders; however, there is no assurance that these efforts will be successful.

Investment income increased approximately $681,000 to $990,000 in the nine months of 1996 as compared to the nine months of 1995 due to the increase in funds available for investment. Investment income is expected to decline as the Company continues to utilize its funds towards the commercialization of SYNOVIR.

For the nine months ended September 30, 1996, cost of goods sold increased approximately $154,000, or 29%, to $683,000 (which includes certain fixed manufacturing costs) as compared to the nine months of 1995, due to the higher volume of chiral intermediate revenues. Research and development expenses for the nine month period ended September 30, 1996 increased by approximately $5,933,000, or 118%, to $10,982,000 as compared to the same period in 1995. This increase was due to an increase of approximately $4.9 million in expenses associated with the immunotherapeutic program and approximately $1.0 million in expenses for the chiral research group. The increase in expenses associated with immunotherapeutic programs was the result of an increase in pre-clinical and clinical trial expenses, which increased by approximately $2.4 million; regulatory and compliance expenses, which increased approximately $ 1.1 million; manufacturing of developmental quantities of SYNOVIR, which increased expenses approximately $508,000; research and development personnel costs which increased by approximately $353,000; and other research and development expenses, which rose approximately $539,000. Research and development expenses associated with the immunotherapeutic programs are anticipated to increase to an even greater degree as the Company expects to incur substantial regulatory and clinical trial related expenses related to the filing of an NDA for SYNOVIR. Selling, general and administrative expenses for the nine-month period ended September 30, 1996 increased approximately $724,000, to $2,763,000 as compared to the 1995 comparable period, primarily due to the amortization of the convertible debenture offering cost, the addition of product liability insurance and the initial costs associated with market development activities leading to the commercialization of SYNOVIR.

Net loss, applicable to common shareholders for the nine-month period ended September 30, 1996 was approximately $12,649,000, an increase of approximately $5,883,000, or 87%, over the comparable period in 1995, due primarily to the increase in research and development spending as the Company moves toward the filing of its first NDA.

Three-month period ended September 30, 1996 vs
Three-month period ended September 30, 1995

Revenues for the three-month period ended September 30, 1996 were approximately $814,000, which was an increase of approximately $401,000, over the comparable period in 1995. Chiral intermediate revenues decreased $69,000 to $78,000 for the three-month period of 1996, as compared to the comparable 1995 period. The decrease in chiral intermediate revenues was due primarily to the sporadic nature of orders. Chiral research contract revenues for the third quarter were $377,000, which was an increase of approximately $232,000 over the third quarter of 1995. The increase in chiral contract revenue was due primarily to the expansion of an ongoing project with a major multi-national agrochemical company. Revenue backlog at September 30, 1996, for chiral intermediates and research contracts, was approximately $1,013,000. Investment income increased $239,000, compared to the third quarter of 1995, due to the increase in funds invested. Investment income is expected to decline as the Company continues to utilize its funds towards the commercialization of SYNOVIR.

For the third quarter ended September 30, 1996, cost of goods sold increased $69,000, or 42%, to $234,000 (which includes certain fixed manufacturing costs) as compared to the third quarter of 1995, due to an increase in fixed manufacturing expenses. Research and development expenses for the three-month period ended September 30, 1996 increased by $2,958,000, or 174%, to $4,661,000 as compared to the same period in 1995. This increase was due primarily to approximately $2.3 million in higher expenses associated with the immunotherapeutic program and approximately $623,000 in expenses for the chiral research group. The increase in expenses associated with immunotherapeutic programs reflected growing preclinical and clinical trials expenses, which increased approximately $1.4 million; regulatory and compliance expenses, which increased approximately $500,000, research and development personnel costs which increased by approximately $255,000; manufacturing of developmental quantities of SYNOVIR which increased approximately $33,000; and other research and development expenses, which increased approximately $112,000. Research and development expenses associated with the immunotherapeutic programs are anticipated to increase to an even greater degree as the Company expects to incur substantial regulatory and clinical trial related expenses relating to filing an NDA for SYNOVIR. Selling, general and administrative expenses for the three-month period ended September 30, 1996 increased $600,000, or 89%, to $1,274,000 as compared to the 1995 comparable period due primarily to the addition of product liability insurance and the initial costs associated with market development activities leading to the commercialization of SYNOVIR.

Net loss, applicable to common shareholders, for the three-month period ended September 30, 1996 was approximately $5,807,000 which was an increase of approximately $3,444,000, or 146%, over the comparable period in 1995, due to the increase in R&D expenditures for the immunotherapeutic program.

Other Matters

A New Drug Application (NDA) for SYNOVIR for the treatment of ENL (erythema nodosum leprosum), a severe leprosy-related inflammatory condition, will be submitted to the Food and Drug Administration (FDA) prior to year-end. The Company has completed the pivotal clinical trial for SYNOVIR for severe weight loss (cachexia) associated with AIDS, and anticipates the announcement of results early in the first quarter of 1997. This will be followed shortly thereafter by a submission of an NDA, assuming satisfactory safety and efficacy data. In addition, SYNOVIR Phase II clinical trials for the treatment of chronic intractable diarrhea in HIV positive patients are progressing.

Cautionary Statements For Forward Looking Information

The Management Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under the Company's control which may cause actual results, performance or achievements of the Company to be materially different from the results, performance or other expectations implied by these forward looking statements. These factors include results of current or pending clinical trials, actions by the FDA and those factors detailed in the company's filings with the Securities and Exchange Commission.

PART  II  -  OTHER INFORMATION

Item 1.- None

Item 2.- None

Item 3.- None

Item 4.- None

Item 5.- None

Item 6.- Exhibits

(a)     3.2    Celgene Corporation By-laws as amended and restated as of
               September 16, 1996 (incorporated by reference to the Company's
               Current Report on Form 8-K filed on September 16, 1996).

       10.28 Rights Agreement dated as of September 16, 1996 between Celgene Corporation and American Stock Transfer & Trust Company (incorporated by reference to the Company's Registration Statement on Form 8-A filed on September 16, 1996).

       27      Financial Data Schedule - Article 5 for third quarter Form 10-Q.

 (b) A Current Report on Form 8-K with respect to Item 5 of Form 8-K was filed on September 16, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION



DATE  November 14, 1996                BY  /s/ John W. Jackson
      ------------------------------      --------------------------------------
                                           John W. Jackson
                                           Chairman of the Board
                                           Chief Executive Officer



DATE  November 14, 1996                BY  /s/ Sanford Kaston
      ------------------------------       -------------------------------------
                                           Sanford Kaston
                                           Controller
                                           (Chief Accounting Officer)

                             STATEMENT OF DIFFERENCES

The registered symbol shall be expressed as (R)