Form 10-K
period 1996-12-31
CELGENE CORP /DE/
filed 1997-03-31
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
     For the transition period from __________ to __________

Commission File No. 0-16132

                               CELGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                        22-2711928
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)

      7 Powder Horn Drive
      Warren, New Jersey                                       07059
----------------------------------------                     ----------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1997: $ 99,264,579

Number of shares of Common Stock outstanding as of March 1, 1997:  10,783,373

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                              CELGENE CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                          --------------------------
                               TABLE OF CONTENTS

Item No.                                                                  Page
--------                                                                  ----
Part I

      1.   Business .........................................................3
      2.   Properties.......................................................19
      3.   Legal Proceedings................................................19
      4.   Submission of Matters to a Vote of
             Security Holders...............................................19

Part II

      5.   Market for Registrant's Common Equity
             and Related Stockholder Matters................................20
      6.   Selected Financial Data..........................................21
      7.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations..............22
      8.   Financial Statements and Supplementary Data......................26
      9.   Changes in and Disagreements with
             Accountants on Accounting and Financial Disclosure.............26

Part III ...................................................................26

Part IV

      14.  Exhibits, Financial Statements, and
             Reports on Form 8-K............................................26

                                    PART I

ITEM 1. BUSINESS

     Celgene Corporation ("Celgene" or the "Company") is a biotechnology company engaged in the development and commercialization of human pharmaceuticals and agrochemicals. Celgene has two technology platforms: (i) targeted small molecule synthesis and (ii) biocatalytic chiral chemistry synthesis. Celgene has applied its expertise in small molecule chemistry to develop proprietary immunotherapeutic pharmaceutical products, called SelCIDs[TM], intended to treat chronic inflammatory diseases and other disorders. SelCIDs are orally available small molecules that selectively inhibit the production of Tumor Necrosis Factor Alpha ("TNF[alpha]"), a protein whose overproduction has been linked to many chronic inflammatory diseases including inflammatory bowel disease, rheumatoid arthritis, non-insulin dependent diabetes, asthma, lupus, and multiple sclerosis. In the near term, the Company is seeking approval by the U.S. Food & Drug Administration (the "FDA") to market Synovir[RegTM], its trademarked formulation for thalidomide, a potent and selective inhibitor of TNF[alpha]. In February 1997, the Company's New Drug Application ("NDA") for Synovir in the treatment of an inflammatory complication of leprosy was filed by the FDA, and the Company expects to submit an NDA in 1997 for Synovir in the treatment of cachexia (wasting) in patients with Acquired Immune Deficiency Syndrome ("AIDS"). The Company is employing its biocatalytic chiral chemistry synthesis technology to develop chirally pure chemical compounds with superior attributes and/or lower manufacturing costs than conventional, non- chirally pure chemical compounds. Celgene's chiral chemistry technology supports an established, growing business in chirally pure intermediates and development programs in chirally pure human pharmaceuticals and agrochemicals. In addition, the Company will seek to license its biocatalytic process to agrochemical companies for the production of chirally pure agrochemicals in exchange for royalties on sales.

     Celgene is employing its targeted small molecule synthesis technology platform to develop its SelCIDs, with the objective of producing an array of highly potent, selective, safe, orally available drugs to combat chronic inflammatory diseases. These diseases collectively afflict millions of patients, and are inadequately addressed with existing therapies. Celgene's SelCIDs program arose out of the Company's recognition of the selective TNF[alpha]- suppressing activity of thalidomide. Certain SelCIDs have been demonstrated in in vitro tests using human cells to be far more effective than thalidomide at suppressing TNF[alpha] production. Furthermore, in small animal tests, the SelCIDs evaluated did not have the teratogenic effects (birth defects) that were evident with the same dosage level of thalidomide. The Company has commenced preclinical development of its SelCIDs, and anticipates that the first compound will be ready for safety testing in humans in the United Kingdom in 1997. In February 1997, the United States Patent and Trademark Office ("U.S. PTO") issued a composition of matter patent to the Company covering a large number of its SelCIDS compounds.

     In the near term, the Company is seeking to develop Synovir for the treatment of several chronic and intractable diseases. The Company's NDA for Synovir to treat erythema nodosum leprosum ("ENL"), a condition associated with leprosy, was filed by the FDA in February 1997. The Company recently completed a Phase II/III trial of Synovir for the treatment of cachexia in patients with AIDS and, based on the positive preliminary data, expects to submit an NDA for this indication in 1997. Celgene is also studying Synovir in preclinical and clinical trials for the treatment of five other disease states.

     Celgene's core chiral technology is a patented biocatalytic process. Biocatalysis involves the identification and manipulation of enzymes to perform specialized chemical reactions to produce chirally pure compounds. Chirality refers to the property of many chemical compounds to exist in two or more different geometric conformations that are mirror images of each other. While one conformation may have beneficial effects, the other or others may be inactive or produce undesirable effects. Chirally pure compounds contain only one of these conformations, and thus potentially can have superior attributes.

     The Company is employing its biocatalytic chiral chemistry synthesis technology to develop chirally pure pharmaceutical products with greater efficacy and fewer side effects than conventional products. The Company recently filed Investigational New Drug applications ("INDs") in the United States and Canada to initiate a Phase I/II clinical trial for a chirally pure version of dl-methylphenidate, which has been used for decades in formulations such as Ritalin[RegTM], for the treatment of Attention Deficit Hyperactivity Disorder ("ADD") in children.

     Since 1990, Celgene has supplied chirally pure intermediates to several major pharmaceutical companies for use in the development of chirally pure pharmaceuticals, and a number of these companies are conducting advanced clinical trials of pharmaceuticals that incorporate the Company's chirally pure intermediates. Drugs currently under clinical development by these pharmaceutical companies are targeted at therapeutic indications with large populations, including asthma, Parkinson's Disease, obesity/diabetes, and congestive heart failure.

     Celgene is also applying its chiral technology to the production of chirally pure agrochemicals, in which the Company's biocatalytic process can be enabling by significantly lowering manufacturing costs, and substantially reducing environmental impact. Since 1994, the Company has been developing a process to manufacture a chirally pure version of a currently marketed crop protection agent under a research and development agreement with a large agrochemical company. The Company anticipates that in 1997, the agrochemical company will decide whether it will license Celgene's biocatalytic process, and proceed with the commercial production of the chirally pure version of the product.

     Celgene's portfolio of products currently under development is set forth in the following table and further described below:

                    Celgene's Product Development Programs

             Product                     Indication or Intended Use                    Status(1)
--------------------------------     ----------------------------------   -------------------------------------
Immunotherapeutics Platform

 SelCIDs[TM] (Selective Cytokine      Various immune system diseases       Preclinical testing
  Inhibitory Drugs)                   and disorders

Synovir                               Erythema Nodosum Leprosum            NDA Filed
                                       ("ENL") in leprosy
                                      AIDS--Cachexia                       Phase II/III Trial completed
                                      AIDS--Recurrent Aphthous             Phase II/III Trial expected to
                                       Stomatitis ("RAS")                  commence mid 1997
                                      AIDS--Chronic Diarrhea               Phase II/III Trial
Chiral Chemistry Platform

 Chirally Pure Pharmaceuticals

  d-MPH (chirally pure version        Attention Deficit Hyperactivity      Phase I/II Trial
  of dl-methylphenidate)(2)            Disorder ("ADD")

  Chirally pure anti-pain agent       Central nervous system pain          Preclinical testing

 Chirally Pure Intermediates

  Intermediates                       Building blocks for active           Developmental sales to
                                      ingredients for drugs under          pharmaceutical companies
                                      development by pharmaceutical
                                      companies
 Chirally Pure Agrochemicals

  Chiral biocatalytic synthesis       Significantly reduced                First application in advanced stage
  technology                          manufacturing costs and reduced      of evaluation by potential licensee
                                      environmental impact

(1) See -- "Government Regulation" for a description of the meaning of terms used to describe the status of the Company's product development activities.

(2) One commercial formulation of dl-methylphenidate is Ritalin[RegTM].

Celgene's Immunotherapeutic Platform

     Celgene is developing a family of orally available, small molecule pharmaceuticals that have the potential to regulate the overproduction of TNF[alpha]. TNF[alpha], produced primarily by certain white blood cells, is one of a number of proteins called cytokines, which act as chemical messengers throughout the body to regulate many aspects of immune system function. TNF[alpha] is essential to the mounting of an inflammatory response, which is the normal immune system reaction to infection or injury, and rids the body of foreign agents and promotes tissue repair. However, chronic or excessive production of TNF[alpha] has been implicated in the pathophysiology of a number of acute and chronic inflammatory diseases including inflammatory bowel disease, rheumatoid arthritis, non-insulin dependent diabetes, asthma, lupus, and multiple sclerosis. Collectively, these disease states afflict millions of patients, and are inadequately treated with existing therapies.


     The following table sets forth the estimated U.S. patient population for several common inflammatory diseases and other disorders whose pathophysiologies are believed to be associated with excess levels of TNF[alpha]:

          Common Inflammatory Diseases and Other Disorders
              Related to Excess TNF[alpha] Levels

                                         Estimated U.S.
             Disease                   Patient Population
-----------------------------------   --------------------
 Asthma                                    15,000,000
 Diabetes (non-insulin dependent)          11,000,000
 Psoriasis                                  4,000,000
 Rheumatoid Arthritis                       2,100,000
 Cancer Cachexia                              500,000
 Inflammatory Bowel Disease                   500,000
 Multiple Sclerosis                           350,000
 Lupus                                        250,000

     Traditional therapies for these disease states include anti-inflammatory drugs and immunosuppressive agents such as steroids and chemotherapeutics. These therapies, however, often fail to achieve significant clinical effects, and can cause serious side effects such as severe drops in blood counts, liver toxicity, osteoporosis, birth defects, and various endocrine abnormalities. Newer therapies, which include monoclonal antibodies and receptor-based therapies, also have not adequately addressed these diseases. It is widely believed that selective inhibition of TNF[alpha] represents a promising new strategy for treating chronic inflammatory diseases. In pursuit of this strategy, two broad classes of compounds have been investigated: proteins and small molecules.

     Investigational anti-TNF[alpha] proteins, including anti-TNF[alpha] antibodies and TNF[alpha] receptors, have demonstrated efficacy in such chronic inflammatory diseases as rheumatoid arthritis, inflammatory bowel disease, Crohns' disease (a severe manifestation of inflammatory bowel disease), and Graft versus Host Disease. While initial doses of these anti-TNF[alpha] proteins have been well tolerated and reduced disease activity has been observed in clinical studies, they do exhibit certain shortcomings linked to their nature as proteins. First, they are relatively larger molecules that must be injected. Second, the period of efficacy of a given dosage of a protein-based drug often declines with repeated administration, rendering protein-based drugs more suitable for treatment of acute pathological conditions rather than chronic pathological conditions. This limitation is due in part to increasing production by the patient's immune system of antibodies that neutralize administered proteins. Varying degrees of this immunogenic response have been observed in clinical trials of anti-TNF[alpha] antibodies for the treatment of rheumatoid arthritis and Crohn's disease.

     There are a number of large protein based therapeutic products under development for TNF[alpha] modulation. Major pharmaceutical companies and several biotechnology companies have either antibody or receptor-based products under development for rheumatoid arthritis, Crohn's disease, asthma, and non-insulin dependent diabetes mellitus. While the rationale for the potential clinical benefit of TNF[alpha] inhibition is clear, the best method to accomplish this effect has yet to be determined.

     It is believed that small molecule drugs will have important clinical advantages in the treatment of chronic inflammatory diseases over large protein investigational drugs, including:

     [bullet] ease of administration (oral dosing versus chronic injections) leading to greater patient compliance;

     [bullet] facilitation of long term treatment due to the absence of immunogenic neutralization, and

     [bullet] potentially greater dosing flexibility through oral or inhalation delivery.

     Several hundred SelCIDs have been synthesized and tested by the Company. Certain of these compounds have been identified which are substantially more potent in in vitro bioassays of human cells than thalidomide, including some with equivalent ability to inhibit TNF[alpha] overproduction but in a dose as low as 1/10,000 of the dose of thalidomide. There can be no assurance, however, that the same effect can be duplicated in in vivo tests. Furthermore, in small animal tests, certain SelCIDs do not have the teratogenic effects that were evident with the same dosage level of thalidomide. SelCIDs have demonstrated greater stability and longer half-lives in human plasma than thalidomide. The Company has commenced preclinical development of these compounds, and anticipates that the first compound will be ready for safety testing in humans in the United Kingdom in 1997, with the aim of filing an IND for the first target indication in the United States in 1998. The Company has filed more than 20 composition of matter patent applications for SelCIDs, and the first patent, covering the composition of a large number of these compounds, was issued to the Company on February 25, 1997.

Synovir

     The Company is currently developing Synovir, its trademarked formulation of thalidomide, a potent yet selective inhibitor of TNF[alpha], for the treatment of a variety of serious disease states for which there is currently no adequate therapy.

     The Company's work with thalidomide is based on a scientific collaboration with the Rockefeller University's Laboratory of Cellular Physiology and Immunology ("Rockefeller"). In the early 1990s, researchers at Rockefeller discovered that thalidomide is a selective modulator of TNF[alpha], and therefore could be of potential benefit in certain serious immune related disease states, including AIDS-related conditions, the inflammatory complications of leprosy, and Graft versus Host Disease. The Company believes that, in these disease states, the risk of thalidomide's major drawback, its teratogenicity, is counterbalanced by the gravity of the disease and the drug's potential clinical benefits. The Company has taken measures to institute a program of safe and effective dispensing of Synovir. This program will include comprehensive physician, pharmacist, and patient education, informed consent procedures, appropriate labeling, and frequent pregnancy testing. Celgene is the exclusive licensee from Rockefeller for the U.S. patent for the use of thalidomide for treating the toxicity of high concentrations of TNF[alpha] in HIV infection, cachexia and septic shock.

     Initially, thalidomide was developed as a sedative, and was widely prescribed by doctors in Europe in the late 1950s to pregnant women to relieve morning sickness. After severe birth defects were observed with use of the drug, it was virtually removed from the world market. Thalidomide was, however, discovered to have therapeutic effects in the treatment of ENL in leprosy, a disease that is rare in the United States but common in many parts of the developing world. Although the FDA has never officially approved the marketing of thalidomide, the U.S. Public Health Service has been dispensing the drug for the treatment of ENL for the past 25 years.

Target Disease States for Synovir

     The primary indications for which the Company is currently testing, or about to commence testing Synovir are set forth in the following table. The table summarizes the completed, ongoing and planned clinical trials for Synovir. The number of patients shown for each such trial that is either ongoing or expected to be commenced is the number of patients that the Company anticipates will be enrolled in such trial. There can be no assurance that the Company will eventually commercialize or pursue regulatory approval for Synovir for any of these indications.

                     Synovir Clinical Development Programs

                                                                        # of
                                                                      Patients
          Indication                          Status                  in Trial      Clinical Endpoint
--------------------------------   ------------------------------   -----------   --------------------------------
AIDS-Related Conditions
 Cachexia                           Phase II/III Trial                 102         Increase in body weight
                                    completed                                      (at 8 weeks)
 Recurrent Aphthous Stomatitis      Phase II/III Trial                 84          Complete healing of all ulcers
                                    expected to commence
                                    mid 1997
 Chronic Diarrhea                   Phase II/III Trial                 120         Reduction in frequency
                                    commenced 1996                                 of bowel movements
Non AIDS-Related Conditions
 Erythema Nodosum                   NDA filed February 1997            NA          Absence of new lesions and
  Leprosum in leprosy                                                              complete remission of all
                                                                                   systemic symptoms
                                                                                   (at 7 days)
 Graft versus Host Disease          Phase II/III Trial protocol        NA          Under discussion with the FDA
                                    in design


     AIDS-Related Conditions

     Synovir has been studied in the treatment of several AIDS-related conditions. Competing therapies have demonstrated beneficial effects in some of these conditions, but only Synovir has been demonstrated to have some efficacy in each of these indications. Many AIDS patients currently take several different pharmaceuticals each day, and thus may suffer from side effects of each pharmaceutical taken, as well as potential drug interaction problems.

     Cachexia. Cachexia is defined clinically as the involuntary loss of more than 10% of baseline body weight. Based on available information, the Company believes that an estimated 50% of AIDS patients (or approximately 100,000 persons) in the United States suffer from cachexia at some point in the progression of AIDS. The condition can result from HIV infection itself, or as a consequence of AIDS-related illnesses. Cachexia markedly diminishes a patient's quality of life, and may contribute directly to disease progression, or the continuing loss of immune function, and to the development of opportunistic infections.

     The Company recently completed a Phase II/III pivotal trial of Synovir in cachexia. The trial included 102 HIV positive patients who had lost at least 10% of their body weight in the preceding six months. Results of these trials were recently unblinded, and preliminary data appears very positive, demonstrating statistically significant weight gain. The data is currently undergoing detailed analysis in order to support the submission of an NDA for this indication. In December 1995, the FDA permitted the Company to commence an expanded-access program, which is ongoing, for Synovir for the treatment of cachexia. This permits access to the drug for patients who fail to meet the admission criteria of the Company's Phase II/III pivotal trial.

     Recurrent Aphthous Stomatitis. RAS, which is characterized by lesions of the oral cavity, esophagus, and gastrointestinal tract, afflicts an estimated 20,000 AIDS patients. Very positive results have been reported in a study conducted by the AIDS Clinical Trials Group, an entity not related to the Company. The Company intends to begin clinical trials in mid 1997 for the evaluation of Synovir in the treatment of RAS.

     Chronic Diarrhea. Frequent intractable diarrhea is a clinically important symptom in AIDS patients. There currently is no effective treatment for this condition, which results in restricted lifestyle and significant morbidity, such as weight loss, and is estimated to afflict 50,000 patients in the United States. The Company is currently sponsoring a double-blinded, placebo controlled Phase II/III clinical trial to determine the safety and efficacy of Synovir in the symptomatic treatment of AIDS patients with severe diarrhea in the presence of two common bowel pathogens.

     Effect of Protease Inhibitors and Triple Combination Therapy on Need for Synovir. Triple combination therapy, which involves the use of a protease inhibitor in conjunction with two reverse transcriptase inhibitors, has proven effective at reducing the viral load of AIDS and may also reduce the number of complications per patient. However, the Company believes there will be continuing demand for Synovir among AIDS patients because: (i) triple combination therapy does not restore the immune system, and thus many patients receiving triple combination therapy, especially those who have suffered from AIDS for an extended period of time, continue to be prone to opportunistic infections associated with elevated levels of TNF[alpha]; (ii) there is evidence that mutations of the AIDS virus may render protease inhibitors less effective, and (iii) Synovir may be useful prophylactically to prevent the onset of AIDS-related complications.

     Non AIDS-Related Conditions

     Erythema Nodosum Leprosum. ENL is a complication of leprosy, a chronic bacterial disease. Leprosy afflicts approximately 2.4 million persons worldwide, although the disease is relatively rare in the United States. ENL occurs in about 30% of leprosy patients, and is characterized by acute inflammation, fever, and anorexia. In February 1997, the Company's NDA for Synovir in the treatment of ENL was filed by the FDA.

     Graft versus Host Disease. Graft versus Host Disease is a disorder of the immune system that is the most common complication and cause of death following bone marrow transplants. The Company is developing a protocol for a statistical study of Synovir in the treatment of Graft versus Host Disease.

     Compassionate Use Programs

     Since 1995, the Company has been dispensing Synovir under physician-directed emergency INDs. The Company has fulfilled over 600 separate requests (each of which may represent a multiple number of patients being treated) for supplies of Synovir to treat a total of 30 indications, with 15 indications comprising the majority of these requests.

Celgene's Chiral Chemistry Platform

     Celgene is applying its patented, cost effective biocatalytic chiral chemistry synthesis technology and seven years of experience in developing chirally pure intermediates towards substantial business opportunities in human pharmaceuticals and agrochemicals. The Company believes it has made significant progress over the past two years towards the development of three principal opportunities: (i) the development of chirally pure versions of existing racemic drugs (drugs containing equal quantities of the mirror image conformations of an active ingredient that exhibits chirality) whose performance and/or safety profiles may be enhanced by eliminating chiral impurities; (ii) the supply of custom chirally pure intermediates to other pharmaceutical companies for use in new drug development, and (iii) the development and production of chirally pure agrochemicals.

     Chirality

     Many human pharmaceuticals and agrochemicals exist in two or more different three dimensional configurations that are identical in chemical structure but are mirror images of each other. These conformations, known as stereoisomers, generally interact differently with biological targets. In clinical applications, one stereoisomer may result in the desired therapeutic effect by stimulating or inhibiting a targeted biological function, while the other stereoisomer may be inactive or cause undesirable side effects. In contrast to racemic pharmaceuticals, the use of chirally pure pharmaceuticals can result in significant clinical benefits such as reduced toxicity and increased efficacy. In agrochemical applications, the use of chirally pure chemicals can result in substantially lower manufacturing costs and reduced environmental burden than can be achieved with racemic chemicals.

     The worldwide market value of drugs marketed in their chirally pure form increased from approximately $90 million in 1985 to approximately $240 million in 1995. This increase was driven, in large part, by the FDA's movement towards requiring applicants, in connection with the submission of NDAs for racemic compounds, to evaluate the racemic mixture as well as each stereoisomer. In addition, the FDA recently requested public comment on whether and how it should create incentives, including periods of market exclusivity, for the development of chirally pure drugs. Similarly, agrochemicals are subject to complex and evolving environmental regulation in the United States and abroad, including regulations establishing usage levels. The Company believes that such regulatory constraints increase the commercial opportunity for chirally pure agrochemicals that cause less environmental impact, in terms of both their manufacture and use.

     Celgene's Core Chiral Technology: Biocatalysis

     Celgene's patented biocatalytic process enables the efficient production of chirally pure compounds. The Company's biocatalytic process is based primarily on the use of biocatalytic enzymes called transaminases, which are produced by the Company through genetic engineering techniques. These enzymes catalyze the production of only the desired stereoisomer of a chiral compound, and can be used in conventional chemical synthesis reactors at room temperature.

     The Company's biocatalytic process for producing chirally pure compounds differs from the more common approach of producing racemic mixtures followed by separation of the desired stereoisomer through resolution, crystallization, or chromatography. These traditional approaches to producing chirally pure compounds can be cumbersome, result in low yields, use more raw materials, and are generally less economical than the Company's process. The Company believes that its biocatalytic process can be applied to the manufacture of a wide variety of organic chemicals, and provides the Company with three substantial business opportunities.

     Chirally Pure Pharmaceuticals. The Company is developing chirally pure versions of racemic drugs as potentially improved pharmaceuticals with reduced side effects, lower dosage requirements, enhanced specificity, and applications in new indications. The Company has filed IND applications with the FDA and the Health Protection Branch of Canada to initiate a Phase I/II clinical trial for a chirally pure version of dl-methylphenidate ("dl-MPH"), which has been used for decades, in formulations such as Ritalin, for the treatment of ADD in children. Approximately one million American children are estimated to be treated with dl-MPH in its racemic mixture. Total U.S. sales in 1996 of the drug were estimated to be $300 million. The Company's study will evaluate the pharmacokinetics and potential benefits of its chirally pure version of dl-MPH, which the Company believes include reduced side effects, reduced dosage, and improved efficacy. The Company anticipates that it will complete its Phase I/II trial of its chirally pure version of dl-MPH by year-end 1997. In addition, the Company has commenced development of a controlled release version of its chirally pure version of dl-MPH, which may substantially improve administration of the drug. The Company has applied for use and process patents for its chirally pure version of dl-MPH.

     The Company also has identified a second racemic compound that it plans to develop as a chirally pure product for the treatment of neuropathic pain. The Company has established proof of concept for this approach in animal models of neuropathic pain, and is currently developing a strategic and operational plan for full clinical development of the compound.

     Celgene believes there is a significant opportunity in developing chirally pure versions of approved drugs sold in racemic form. Compounds that have been approved and marketed have a significant body of information regarding their safety and efficacy, and consequently: (i) the cost and duration of clinical trials may be reduced if reference may be made to data used in the course of obtaining regulatory approval for the racemic parent compound; (ii) the risk of not obtaining regulatory approval may be reduced, and (iii) marketing risks may be reduced due to the established market for the parent compound.

     Chirally Pure Intermediates. Since 1990, the Company has applied its chiral technology to the development and supply of chirally pure intermediates as building blocks to make active ingredients for use in new drug development. The Company focuses on chemical compounds known as amines, including amino acids and ethanolamines, which are typically critical components of a broad spectrum of pharmaceuticals, including therapeutics for cardiovascular, respiratory, anti-infective, endocrine, cancer, and central nervous system applications.

     Celgene has developed a substantial knowledge base relating to transaminases, and a library of genetically engineered transaminases. These two factors facilitate the rapid production of a wide variety of chirally pure compounds to meet individual customer requirements. In addition, the Company's biocatalytic process technology can be implemented on a commercial scale using equipment common to the chemical processing industry with limited additional capital expenditures.

     Celgene's principal customers in 1996 included Sanofi Pharmaceuticals, Bayer AG, Hoffman-LaRoche, Abbott Laboratories, Smith-Kline Beecham Pharmaceuticals, and Discovery Therapeutics Inc. Several of these companies are conducting advanced clinical trials of chirally pure pharmaceuticals that incorporate chirally pure intermediates supplied by Celgene. The drugs under clinical development by these pharmaceutical companies are targeted at large therapeutic indications, including asthma, Parkinson's Disease, obesity/diabetes, and congestive heart failure. It is estimated that the world-wide market for chirally pure intermediates will grow to between $1.0 billion and $1.5 billion by the year 2000.

     Chirally Pure Agrochemicals. In June 1996, the Company announced the formation of its Celgro[TM] subsidiary, which is marketing the Company's proprietary biocatalytic chiral chemistry synthesis technology to agrochemical companies. Celgro's approach is to work with agrochemical companies to adapt the Company's biocatalytic technology to the manufacture of chirally pure versions of these companies' crop protection agents, and then license the technology to these companies in exchange for royalties. Celgro will also seek to develop chirally pure versions of existing agrochemicals on its own, and then enter into agreements with third parties, who will manufacture and sell the agrochemicals and pay the Company royalties on such sales. The Company believes that the agrochemical market presents a substantial opportunity because approximately $5 billion of agrochemicals sold each year in racemic form could be manufactured in chirally pure form.

     Since 1994, the Company has been developing a process to manufacture a chirally pure version of a currently marketed racemic crop protection agent under a research and development agreement with a large agrochemical company. The Company has received certain milestone research and development payments under this agreement and anticipates that, in 1997, the agrochemical company will decide whether it will license Celgene's biocatalytic process for the commercial production of the chirally pure version of the product. The Company is also actively pursuing several similar opportunities with other major agrochemical companies.

     The Company also believes that its chiral technology is enabling in agrochemical applications because it has the potential to significantly lower manufacturing costs compared to conventional technologies and other chiral technologies. Compared to the Company's biocatalytic process, conventional technologies require more raw materials and greater plant capacity to produce the same effective quantity of product, while other chiral technologies require specialized equipment, more expensive chiral agents, more raw material, and greater capacity for handling hazardous wastes produced in the manufacturing process. In addition, it is anticipated that the required application amount of a chirally pure form of an agrochemical is substantially less than the racemic form, thereby reducing environmental impact. Agrochemicals are highly price sensitive, and, therefore, a process that produces chirally pure products at significant cost savings could be in substantial demand.

Patents and Proprietary Technology

     Patents and other proprietary rights are important to the Company's business. The policy of the Company is to seek patent protection of its inventions, and also to rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain its competitive position. The Company's policy is to file the first patent application claiming an invention that it seeks to patent as a U.S. patent application or as a Patent Cooperation Treaty ("PCT") application, depending on the nature of the invention. In many instances, the Company's U.S. patent applications have been followed by corresponding patent applications in other countries. A single PCT application permits the filing of patent applications in several countries. There can be no assurance that any patents issued to the Company will provide it with competitive advantages, or that any such issued patent will not be challenged, invalidated, or circumvented by others, or that the patents or proprietary rights of others will not have an adverse effect on the ability of the Company to do business.

     From 1990 to 1994, Celgene was issued three U.S. process patents covering its chiral amine technology. The Company has also been issued 24 other U.S. patents and has filed 23 U.S. and PCT patent applications relating to biochemical compositions of matter, biocatalytic processes for the production of chirally pure compounds, and new therapeutic compounds. In February 1997, the U.S. PTO issued a composition of matter patent to the Company covering a large number of its SelCIDs compounds. The Company has filed and continues to file patent applications covering the use of chirally pure compounds for treating specific disease indications, and for process technologies to be used in the manufacture of these chirally pure compounds. The Company is also pursuing patent protection for chirally pure forms of existing agrochemical products.

     Under an agreement with The Rockefeller University the Company has obtained an exclusive worldwide right and license to manufacture, have manufactured, use, and sell products for treating toxicity associated with high concentrations of TNF[alpha] in HIV infection, cachexia, and septic shock, which are covered by patent rights owned by Rockefeller. In 1995, Rockefeller was issued U.S. Patent No. 5,385,901 claiming a method of using thalidomide and thalidomide-like compounds to treat certain diseases caused by abnormal concentrations of TNF[alpha]. Under this agreement, the Company is obligated to pay certain specified royalties to Rockefeller on net sales of such products. The license remains in full force and effect in each country until the last patent covering such products expires.

     The patent positions of pharmaceutical and biotechnology firms, including the Company, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any of its pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage or will be circumvented by others. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of its inventions, the Company may have to participate in interference proceedings declared by the U.S. PTO to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Prosecution of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims in any of the Company's patents, if issued, are challenged by one or more third parties, that any court of patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. In addition, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented technology by others. There can be no assurance, therefore, that the issuance to the Company in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention, or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if the Company's patents are determined to be valid, enforceable and broad in scope, there can be no assurance that competitors will not be able to design around such patents, and compete with the Company using the resulting alternative technology.

     Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade ("GATT"), the exclusive rights afforded by a U.S. patent were for a period of 17 years measured from the date of grant. Under these new laws, the term of any U.S. patent granted on an application filed subsequent to June 8, 1995, will terminate 20 years from the date on which the patent application was filed in the United States. Future patents granted on an application filed before June 8, 1995, will have a term that terminates 20 years from the filing date or 17 years from the date of grant, whichever date is later.

     Under the Drug Price Competition and Patent Term Restoration Act of 1984, a U.S. product patent or use patent may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of this act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. There can be no assurance that the Company will be able to take advantage of this law.

     The commercial success of the Company will also depend upon avoiding the infringement of patents issued to third parties, and upon maintaining any licenses upon which any future products of the Company may be based. Any of the Company's competitors may own, file applications for, or later be issued patents relating to therapeutic products which block the Company from adopting such technologies, or which allow such competitors to directly or indirectly compete with the products and services offered by the Company. The Company believes that it is not infringing any issued patents in any country. However, because pending patent applications in the United States are maintained in secrecy by the U.S. PTO, the Company cannot determine with certainty that it is not using technologies that are covered by the claims of pending U.S. patent applications that may be allowed to third parties.

     The Company also relies upon unpatented proprietary and trade secret technology that it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that others have not developed or will not independently develop such proprietary technology or, despite precautions taken by the Company, obtain access to the Company's proprietary technology.

     It is the Company's policy to require its corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information. See "Risk Factors -- Uncertainty of Patent and Proprietary Rights."

Governmental Regulation

     Regulation by governmental authorities in the United States and non-U.S. countries is a significant factor in the manufacture and marketing of pharmaceuticals and in the Company's ongoing research and development activities. All of the Company's therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state, statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping, and marketing of such products. The lengthy process of seeking required approvals, and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Even if regulatory approval is obtained for any of the pharmaceutical products manufactured by or for the Company, or with the Company's chirally pure intermediates, or using the Company's biocatalytic chiral processes, the content of the approval may significantly limit the indicated uses for which such products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by the Company or its collaborators or licensees to obtain or maintain, or any delay in obtaining regulatory approvals could adversely affect the marketing of any products developed by the Company, and its ability to receive product revenue, royalty revenue, or profit sharing payments.

     The activities required before a pharmaceutical may be marketed in the United States begin with preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of product and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed by the FDA before proposed clinical trials can begin. Typically, clinical trials involve a three-phase process.

     In Phase I, clinical trials are conducted with a small number of individuals to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes, and expanded evidence of safety. In Phase III, large-scale, multicenter, adequate and well-controlled, comparative clinical trials are conducted with patients in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others.

     The results of the preclinical testing and clinical trials are then submitted to the FDA for a pharmaceutical product in the form of an NDA for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. In the case of a drug intended for use for a rare disease or condition which has been designated as an orphan drug for that particular disease or condition, the first approval of that drug for that disease or condition precludes approval of the same drug by another applicant for the same disease or condition for a period of seven years, irrespective of whether other applicants were also actively investigating the drug or seeking approval for the same disease or condition.

     Pursuant to the Orphan Drug Act, the FDA may designate a drug intended to treat a "rare disease or condition" as an "orphan drug." "Rare disease or condition" is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of development and making available the drug will not be recovered from sales of the drug in the United States. Upon the first approval of an NDA for a drug designated as an orphan drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for that drug for that indication for seven years. Orphan drugs may also be eligible for federal income tax credits for certain clinical trial expenses. Possible amendment of the Orphan Drug Act by the United States Congress and possible reinterpretation by the FDA are the subject of frequent discussion. FDA regulations reflecting certain other limitations and procedures went into effect in January 1993. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future, or that the current level of exclusivity and tax credits will remain in effect. The Company has received from the FDA orphan drug designation for Synovir for the treatment of ENL, AIDS cachexia, and RAS. However, there can be no assurance that another company will not receive approval prior to Celgene for the use of thalidomide for the treatment of one or more of these indications. If such were to happen, Celgene's applications could not be approved until the competing company's seven year period of exclusivity expired.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform with the FDA's current Good Manufacturing Practice regulations and guidelines ("GMP"). In complying with GMP, manufacturers must continue to expend time, money, and effort in the area of production and quality control and quality assurance to ensure full technical compliance. Manufacturing facilities are subject to periodic inspections by the FDA to ensure compliance.

     Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for the Company's products before any such product can be commercialized in those countries. The approval procedure and the time required for approval varies from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis, or at all. In addition, regulatory approval of prices is required in most countries other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to the Company.

Competition

     The pharmaceutical and agrochemical businesses in which the Company competes are each highly competitive. The Company's competitors include major pharmaceutical and chemical companies, many of which have considerably greater financial, technical, and marketing resources than the Company. The Company also experiences competition in the development of its products and processes from universities and other research institutions and, in some instances, competes with others in acquiring technology from such sources.

     Competition in the pharmaceutical industry, and specifically in the immunomodulating areas being addressed by the Company, is particularly intense. A number of companies are pursuing techniques to modulate TNF[alpha] production through various combinations of small molecule approaches, monoclonal antibodies, and TNF[alpha] receptors. In addition, a number of other companies are attempting to address, with other technologies and products, the disease states currently being targeted by the Company. Other companies are attempting to develop thalidomide for AIDS-related and non AIDS- related indications. EntreMed, Inc. and its corporate partner, Bristol-Myers Squibb, are researching the effectiveness of thalidomide as an anti-angiogenesis (preventing new blood vessel growth) agent in the treatment of retinal disease and cancer. Andrulis Pharmaceuticals Corp., a privately held company, is attempting to develop thalidomide for the treatment of AIDS-related complications.

     Several other companies have established chiral products and chiral technologies. Companies that develop and manufacture chirally pure intermediates include: Chiroscience Group Plc ("Chiroscience"); DSM Andeno B.V.; Lonza Ltd.; Kanegafuchi Chemical Industry Co., Ltd.; Cambrex Corporation, and ChiRex Inc. Several of these companies have established commercial scale manufacturing facilities that are believed to be in compliance with GMP, which provides these companies with a competitive advantage. In addition, Sepracor and Chiroscience are actively developing chirally pure versions of pharmaceuticals currently marketed in racemic form. Chiroscience has completed Phase I trials in the United Kingdom for a chirally pure version of dl-MPH and is working with Medeva Plc, the lead supplier of dl-MPH in the United States, towards full clinical development. Chiroscience has also taken certain steps to assert patent and proprietary rights with respect to its formulation of a chirally pure version of dl-MPH. The agrochemical market is large and within this market, efforts are underway by the in- house development staffs of agrochemical companies to produce chirally pure versions of their existing racemic crop protection agents.

     The pharmaceutical and agrochemical industries have undergone, and are expected to continue to undergo, rapid and significant technological change, and competition is expected to intensify as technical advances in each field are made and become more widely known. In order to compete effectively, the Company will be required to continually upgrade its scientific expertise and technology, identify and retain capable management, and pursue scientifically feasible and commercially viable opportunities.

     The Company's competition will be determined in part by the indications for which the Company's products are developed and ultimately approved by regulatory authorities. An important factor in competition will be the timing of market introduction of the Company's or competitors' products. Accordingly, the relative speed with which the Company can develop products, complete clinical trials and approval processes, and supply commercial quantities of products to the market will be expected to be important competitive factors. Competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price, and patent position.

Manufacturing

     Synovir is manufactured for the Company by Penn Pharmaceuticals Ltd. of Great Britain ("Penn") in a special facility devoted exclusively to the production of Synovir. The Company currently produces chirally pure intermediates in its own facilities, which are adequate to produce the developmental quantities of product currently used by the Company and its current customers. However, the Company's existing facilities will not be adequate for the manufacture of large scale developmental and commercial quantities of the Company's chiral products. In order to obtain such larger quantities, the Company expects to engage third parties through licensing agreements with customers, or by entering into an alliance, joint venture, or other arrangement with one or more contract manufacturers. In certain instances, the Company may be required to make substantial capital expenditures to access additional manufacturing capacity.

Sales and Marketing

     The Company employs a direct sales staff to market and provide technical support to customers for its chirally pure intermediates and biocatalytic process technology. Celgene is also developing a marketing and sales organization to commercialize Synovir (subject to regulatory approval of the product), and intends to employ approximately 25 persons in this capacity. The Company believes that a direct sales force for Synovir can be effective because of the relatively small, concentrated patient population, of which 80% resides in 20 major cities. Celgene intends to engage a specialty contract distributor to distribute Synovir in strict accordance with the Company's program to promote the safe and effective dispensing and use of the product. This program will include comprehensive physician, pharmacist and patient education, informed consent procedures, appropriate labeling, and frequent pregnancy testing.

Employees

     At December 31, 1996, the Company had 79 full time employees, 60 of whom were engaged primarily in research and development activities, and the remainder of whom were engaged in executive, administrative, and marketing activities. Forty-seven employees have advanced degrees, including 24 who have Ph.D. degrees. The Company also maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States.

Forward Looking Statements

     Certain statements contained in this Annual Report on Form 10-K, including, without limitation, statements appearing under Item 1, "Business" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Risk Factors set forth below, together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report on Form 10-K.

                                 RISK FACTORS

     Uncertainty of Product Development. Many of the Company's products and processes are in the early or mid-stages of development, and will require the commitment of substantial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up, and regulatory approval prior to commercialization. To date, the Company has produced and sold only small quantities of chirally pure intermediates, and has not yet commercialized Synovir[RegTM] or any immunotherapeutic pharmaceuticals, chirally pure pharmaceuticals, or chirally pure agrochemicals. All of the products under development by the Company, and the products under development by other companies in which the Company's chirally pure intermediates are being used will require further development, clinical testing, and regulatory approvals, and there can be no assurance that commercially viable products will result from these efforts.

     Uncertainty Associated with Clinical Trials; Government Regulation. The preclinical development, clinical trials, manufacturing, marketing, and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. There can be no assurance that the Company will be able to obtain the necessary approvals required to market its products in any of these markets. Substantially all of the Company's current chirally pure intermediates may be components of pharmaceutical and agrochemical products developed and marketed by others. The testing, marketing, and manufacturing of such pharmaceutical and agrochemical products, as well as of the Company's proprietary products, will require regulatory approval, including approval from the U.S. Food & Drug Administration (the "FDA"), and, in certain cases, from the U.S. Environmental Protection Agency (the "EPA"), or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA.

     It is not possible to predict how long the approval processes for any of the Company's products will take or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies are no assurance of success in later phases of the approval process. In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from such tests and trials can be susceptible to varying interpretation that could delay, limit, or prevent regulatory approval. Also, delays or rejections may be encountered during any stage of the regulatory approval process based upon the failure of the clinical data to demonstrate compliance with, or upon the failure of the product to meet, the regulatory agency's requirements for safety, efficacy, and quality or, in the case of an orphan drug indication, because another applicant received approval first; and those requirements may become more stringent due to changes in regulatory agency policy, or the adoption of new regulations. Even if regulatory approval is obtained for any of the Company's pharmaceutical products or products manufactured with the Company's chirally pure intermediates or using the Company's biocatalytic chiral processes, the content of the approval may significantly limit the indicated uses for which such products may be marketed. Further, approved drugs and agrochemicals, as well as their manufacturers, are subject to on-going review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Delays in obtaining, or the failure to obtain and maintain, necessary approvals from the FDA, EPA, or other regulatory agencies for the Company's proprietary products, or the products in which the Company's products are to be included, would have a material adverse effect on the Company's business, financial condition, and results of operations.

     No Assurance of Market Acceptance. There can be no assurance that those of the Company's products which receive regulatory approval, or for which no regulatory approval is required, will achieve market acceptance. A number of factors render the degree of market acceptance of the Company's products uncertain, including the extent to which the Company can demonstrate such products' efficacy, safety, and advantages over competing products, as well as the reimbursement policies of third party payors, such as government and private insurance plans. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

     Risks of Product Liability and Availability of Insurance. The Company may be subject to product liability or other claims based on allegations that the use of its technology or products has resulted in adverse effects, whether by participants in the Company's clinical trials or by patients (if and when such products are approved). Thalidomide, when used by pregnant women, has resulted in serious birth defects. Therefore, necessary and strict precautions must be taken by physicians prescribing the drug to women with childbearing potential, and there can be no assurance that such precautions will be observed in all cases or, if observed, will be effective. Although the Company has product liability insurance in force that it believes to be appropriate for its current stage of development, such coverage will not be adequate if and when the Company commercializes its products under development. There can be no assurance that it will be able to obtain additional coverage as required, or that such coverage will be adequate to protect the Company in the event claims are asserted against it. The obligation to defend against or pay any product liability claim may have a material adverse effect on the Company's business, financial condition, and results of operations.

     Patent and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct its business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including the Company, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any of its pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will be circumvented by others. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of its inventions, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Protection of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time consuming. There can be no assurance that in the event that any claims in any of the Company's patents, if issued, are challenged by one or more third parties, that any court of patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require the Company to cease using the technology covered by the disputed rights . Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to the Company in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention, or that any judicial interpretation of the validity, enforceability, or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if the Company's patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents, and compete with the Company using the resulting alternative technology.

     The Company also relies upon unpatented proprietary and trade secret technology that it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that others have not developed, or will not independently develop such proprietary technology or, despite precautions taken by the Company, obtain access to the Company's proprietary technology.

     History of Operating Losses; Capital Requirements; Uncertainty of Additional Funding. The Company has sustained losses in each year since its incorporation in 1986. In 1996, the Company sustained a net loss of approximately $17.8 million, and had an accumulated deficit of approximately $92.6 million at December 31, 1996. The Company expects to make substantial expenditures to further develop its immunotherapeutic, Synovir and chiral products, and, based on these expenditures, it is likely that losses will continue through 1997 and into 1998, unless and until the Company can achieve profitability by obtaining required regulatory approvals and achieving commercially viable levels of sales of Synovir. In addition, the Company expects to experience quarter-to-quarter fluctuations in revenues and expenses thereby resulting in quarter-to-quarter fluctuations in losses. The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations, the Company needs to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional funds, the Company believes that its current financial resources could fund operations based on reduced levels of research and development and administrative activities through 1997.

     However, there can be no assurance that the Company will not need to obtain additional financing prior to such time, or that such financing will be available on terms acceptable to the Company, or at all. The Company's actual cash requirements may vary materially from those now planned, and will depend upon numerous factors, including the results of the Company's development and commercialization programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing, and sales capabilities, the ability of the Company to license its biocatalytic chiral process technology to agrochemical companies, the technological advances and activities of competitors, and other factors.

     Intense Competition and Rapid Technological Change. The pharmaceutical and agrochemical businesses in which the Company operates are highly competitive and subject to rapid and profound technological change. The Company's present and potential competitors include major chemical and pharmaceutical companies, as well as specialized biotechnology firms in the United States and in other countries. Most of these companies have considerably greater financial, technical, and marketing resources than the Company. The Company also experiences competition in the development of its products and processes from universities and other research institutions and, in some instances, competes with others in acquiring technology from such sources. The pharmaceutical and agrochemical industries have undergone, and are expected to continue to undergo, rapid and significant technological change, and the Company expects competition to intensify as technical advances in each field are made and become more widely known. There can be no assurance that others will not develop products or processes with significant advantages over the products and processes that the Company is seeking to develop. Any such development could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Sole Supplier of Raw Material and Sole Encapsulator for Synovir. The Company obtains all of its bulk drug material for Synovir from a single source. In addition, the Company currently relies on a single manufacturer to encapsulate Synovir. Because the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in the United States achieve and maintain compliance with current Good Manufacturing Practice regulations and guidelines ("GMP"), if the operations of the sole supplier or the sole encapsulator were to become unavailable for any reason, the required FDA review of the operations of a new supplier or new encapsulator could cause a delay in the manufacture of Synovir. Such a delay could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Dependence Upon Third Parties. The Company's ability to fully commercialize its proprietary products, if developed, may depend to some extent upon the Company's ability to enter into joint ventures or other arrangements with established pharmaceutical companies with the requisite experience and financial and other resources to obtain regulatory approval, and to manufacture and market such products. In addition, the Company's chirally pure intermediates are components of pharmaceutical or agrochemical products that are developed and marketed by others, and therefore the success of the Company's chirally pure intermediates is dependent upon the efforts of third parties over which the Company has no control. Such third parties may fail to pursue or fund those products that include the Company's chirally pure intermediates.

     Lack of Manufacturing Capabilities. The manufacture of large quantities of pharmaceuticals is a complex process, and all pharmaceutical manufacturing facilities must comply with applicable regulations of the FDA. While the Company has developed expertise in the production of certain of its chirally pure intermediates in developmental quantities, the Company currently has no experience in, or its own facilities for, manufacturing any products on a commercial scale. The Company currently utilizes an outside manufacturer for the production of Synovir, and currently intends to utilize outside manufacturers if and when needed to produce the Company's other products on a commercial scale. There can be no assurance that such manufacturers will meet the Company's requirements for quality, quantity, or timeliness, or that these manufacturers will achieve and maintain compliance with all applicable regulations.

     Limited Marketing Capabilities. The Company has a direct sales force, comprised of two sales persons, which markets its chirally pure intermediates, and will continue to do so for the foreseeable future. The Company has no sales force, either internal or external, for its immunotherapeutic products, since no immunotherapeutic compounds have received FDA approval. The Company is in the process of developing sales, marketing, and distribution resources for Synovir, and with respect to certain other products, it may seek a corporate partner to provide such services. Any delay in developing these resources for Synovir may have an adverse impact on potential sales of Synovir.

     Dependence Upon Reimbursement; Uncertainty of Product Pricing. Sales of the Company's pharmaceutical products, and sales of pharmaceutical products of other companies of which the Company's chirally pure intermediates may be a component, will be dependent, in part, on the extent to which the costs of such products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers, and other third party payors. These health care management organizations and third party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority, and the prices of pharmaceutical and biotechnology drugs have been targeted in this effort. If the Company succeeds in bringing any pharmaceutical products to market, there can be no assurance that such products will be considered cost effective by payors, that reimbursement will be available or, if available, that the level of reimbursement will be sufficient to allow the Company to sell its products on a profitable basis.

     Dependence on Key Personnel. The success of the Company will depend, in large part, on its ability to continue to attract and retain highly skilled scientific and management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such persons. The loss of the Company's executive officers or scientific personnel, or the failure of the Company to attract and retain other highly skilled personnel would have a material adverse effect on the Company's business, financial condition, and results of operations. The Company does not maintain key man life insurance coverage on the lives of any of its officers or key employees.

     Environmental/Safety Hazards. The Company uses certain hazardous materials in its research and development activities. While the Company believes it is currently in substantial compliance with the federal, state, and local laws and regulations governing such use, there can be no assurance that accidental injury or contamination will not occur. Any such accident or contamination could result in substantial liabilities, which could exceed the Company's resources. Additionally, there can be no assurance that the cost of compliance with environmental and safety laws and regulations will not be greater than currently expected.

ITEM 2. PROPERTIES.

     The Company leases a 44,500 square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2002 with a five-year renewal option. The Company also sub-leases 17,500 square feet in a facility located in Annandale, New Jersey, that houses the Company's Celgro subsidiary. The facility consists of office and laboratory space and is leased under a sub-lease which expires in February 1999. The Company believes that its laboratory facilities are adequate for its research and development activities for at least the next 12 months.


ITEM 3. LEGAL PROCEEDINGS.

     The Company is not engaged in any legal proceedings. The Company believes it is currently in substantial compliance with all federal, state, and local environmental laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.


                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           PRICE RANGE OF COMMON STOCK

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low sale prices per share of Common Stock on the Nasdaq National Market:

                                                  High       Low
                                                  --------   ------
1996
First Quarter    ..............................     19.00    11.13
Second Quarter   ..............................     18.13    11.13
Third Quarter .................................     11.88     6.00
Fourth Quarter   ..............................     12.25     7.88
1995
First Quarter    ..............................      6.25     4.38
Second Quarter   ..............................     11.50     4.88
Third Quarter .................................     11.25     7.25
Fourth Quarter   ..............................     13.50     8.25

     The last reported sale price per share for the Common Stock on the Nasdaq National Market on March 25, 1997 was $8.25. As of March 25, 1997, there were approximately 466 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with the Company's Financial Statements and the Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. The data set forth below with respect to the Company's Statement of Operations for the years ended December 31, 1994, 1995 and 1996, and the balance sheet data as of December 31, 1995 and 1996 are derived from the Company's financial statements which have been audited by KPMG Peat Marwick LLP, independent accountants, and which are included elsewhere in this Annual Report and are qualified by reference to such Financial Statements and Notes thereto. Other information has been derived from other audited financial statements. The historical results are not necessarily indicative of future results of operations.

                                                                   Year Ended December 31
                                            ---------------------------------------------------------------------
                                              1992          1993          1994          1995           1996
                                            -----------   -----------   -----------   ------------   ------------
                                                          (in thousands, except per share amounts)
Statement of Operations Data:
Revenues:
  Chirally pure intermediates ...........     $   272       $  1,652      $  1,998      $    658       $  1,466
  Research contracts   ..................         450            155           258           515          1,036
                                              -------       --------      --------      --------       --------
  Total Revenues ........................         722          1,807         2,256         1,173          2,502
                                              -------       --------      --------      --------       --------
Expenses:
  Cost of goods sold ....................         304          1,445         1,097           792            981
  Research and development   ............       3,876          4,762         6,492         8,183         16,323
  Selling, general and administrative .         3,368          3,408         3,131         2,858          4,001
                                              -------       --------      --------      --------       --------
  Total Expenses ........................       7,548          9,615        10,720        11,833         21,305
                                              -------       --------      --------      --------       --------
  Loss from operations ..................      (6,826)        (7,808)       (8,464)      (10,660)       (18,803)
Other Income and Expense:
  Interest income .......................       1,597            993           587           568          1,308
  Interest expense  .....................          --           (193)           --          (425)          (324)
                                              -------       --------      --------      --------       --------
Loss from continuing operations .........      (5,229)        (7,008)       (7,877)      (10,517)       (17,819)
Loss from discontinued operations  ......      (1,918)        (3,318)       (2,336)           --             --
                                              -------       --------      --------      --------       --------
Net loss   ..............................      (7,147)       (10,326)      (10,213)      (10,517)       (17,819)
Accretion of premium payable on
 preferred stock and warrants   .........          --             --            --            --          1,013
Deemed dividend for preferred stock
 conversion discount   ..................          --             --            --            --          2,778
                                              -------       --------      --------      --------       --------
Net loss applicable to common
 stockholders ...........................     $(7,147)      $(10,326)     $(10,213)     $(10,517)      $(21,610)
                                              =======       ========      ========      ========       ========
Per share of Common Stock:
  Loss from continuing operations  ......       (0.67)         (0.89)        (1.00)        (1.30)         (1.89)
  Loss from discontinued
   operations ...........................       (0.25)         (0.43)        (0.30)           --             --
  Net loss applicable to
   common stockholders    ...............     $ (0.92)      $  (1.32)     $  (1.30)     $  (1.30)      $  (2.29)
                                              =======       ========      ========      ========       ========
Weighted average number of shares
 of common stock outstanding   ............     7,789          7,841         7,853         8,073          9,450

                                                         Years Ended December 31
                                  ---------------------------------------------------------------------
                                    1992          1993          1994           1995          1996
                                  -----------   -----------   ------------   -----------   ------------
                                                             (in thousands)
Balance Sheet Data:
Cash and cash equivalents, and
 marketable securities   ......     $ 28,266      $ 17,900      $  8,500       $ 11,713      $ 17,815
Total assets    ...............       31,751        21,822        11,548         14,211        20,938
Convertible debentures   ......           --            --            --          4,592         2,026
Accumulated deficit   .........      (39,934)      (50,260)      (60,473)       (70,989)      (92,599)
Stockholders' equity  .........       30,375        20,296        10,004          7,143        16,065

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     Celgene was organized in 1980 as a unit of Celanese, a major chemical company. Celgene's initial mandate was to apply biotechnology to the production of fine and specialty chemicals. Following the 1986 merger of Celanese with Hoechst, Celgene was spun out as a separate company. In 1987, Celgene made an initial public offering of its common stock, and commenced the development of biotreatment processes for the chemical industry. Celgene discontinued these operations in 1994 to focus on the development of its targeted small molecule synthesis and biocatalytic chiral chemistry synthesis platforms.

     Since 1990, the Company's revenues have been generated primarily through the research and development relating to, and supply of, chirally pure intermediates to pharmaceutical companies for use in new drug development and, to a lesser degree, from an agrochemical research and development contract. The Company believes that sales of chirally pure intermediates will account for a less significant portion of the Company's overall revenues as the Company continues to develop, and, subject to receipt of required regulatory approvals, begins to generate revenues from Synovir[RegTM] and from its chirally pure pharmaceutical and agrochemical products.

     The Company has sustained losses in each year since its incorporation in 1986. In 1996, the Company had a net loss of $17.8 million, and an accumulated deficit of $92.6 million at December 31, 1996. The Company expects to make substantial expenditures to further its immunotherapeutic program, to commercialize Synovir, and to expand its chiral business, and, based on these expenditures, it is likely that losses will continue for at least 12 months or longer, unless and until the Company can achieve profitability by obtaining required regulatory approvals and achieving commercially viable sales levels of Synovir.

     Subject to the risks described elsewhere in this Annual Report, the Company believes that there are significant market opportunities for the products and processes under development by the Company. To address these opportunities in a timely and effective manner, the Company intends to rely on collaborations and licensing arrangements with third parties. To date, the Company has entered into agreements covering the manufacture for the Company of certain compounds, such as Synovir, and research and development by the Company covering chirally pure intermediates for use in new drug development and processes for producing chirally pure crop protection agents for license to agrochemical manufacturers. The Company intends to develop its own marketing and sales resources for commercializing its pharmaceutical products under development that address limited or geographically concentrated patient populations, and intends to enter into collaborative and licensing arrangements for commercializing those products that address large and geographically dispersed patient populations. The Company is currently developing a small marketing and sales organization for Synovir.

     Future operating results will depend on many factors, including demand for the Company's products, regulatory approvals, the timing of the introduction of new products by the Company or competing companies, the Company's ability to control costs, and its ability to attract and retain highly qualified scientific and management personnel.

Results of Operations

Fiscal Years Ended December 31, 1996, 1995 and 1994

     Total revenues; order backlog. The Company's total revenues for 1996 increased by 108% to approximately $2.5 million from approximately $1.2 million in 1995. The Company's total revenues for 1995 decreased by 48% from approximately $2.3 million in 1994. The Company's order backlog for chirally pure intermediates and research contracts at December 31, 1996 was approximately $742,000.

     Chirally pure intermediate revenues. Chirally pure intermediate revenues for 1996 increased by 128% to approximately $1.5 million from approximately $658,000 in 1995. The increase in chirally pure intermediate revenues was due primarily to the addition of new customers, and a greater volume of orders from existing customers for their ongoing clinical trials. Chirally pure intermediate revenues for 1995 decreased by 67% from approximately $2.0 million for 1994. This decrease was due primarily to the discontinuation of clinical trials by a pharmaceutical manufacturer of a product candidate that incorporated one of the Company's intermediates.

     Research contract revenues. Research contract revenues for 1996 increased by 94% to approximately $1.0 million from $515,000 for 1995. This increase was primarily due to a greater number of research contracts. Chiral research contract revenues for 1995 increased by 100% from approximately $258,000 for 1994. This increase was due primarily to a greater number of research contracts relating to the development of chirally pure intermediates.

     Cost of goods sold. Cost of goods sold in 1996 increased by 24% to approximately $981,000 from approximately $792,000 in 1995. This increase in cost of goods sold corresponded with the increased volume of chirally pure intermediates sold by the Company. The cost of goods sold in 1995 decreased by 28% from approximately $1.1 million in 1994. This decrease corresponds with the decrease in sales of chirally pure intermediates due primarily to the discontinuation of clinical trials by a pharmaceutical manufacturer of a product candidate that incorporated one of the Company's intermediates.

     Research and development expenses. Research and development expenses for 1996 increased by 99% to approximately $16.3 million from approximately $8.2 million in 1995. This increase was due to an increase of approximately $6.5 million of expenses associated with the Company's immunotherapeutic program, and $1.7 million of expenses associated with the initiation of the chiral pharmaceutical development program. The major factors contributing to the increased cost of the Company's immunotherapeutic and Synovir programs resulted from increases in the following expense categories: preclinical and clinical trial expenses, approximately $2.9 million; regulatory and compliance expenses, approximately $1.3 million; manufacturing costs for developmental quantities of Synovir, approximately $925,000, and other ongoing research expenses, approximately $1.4 million.

     Research and development expenses for 1995 increased by 26% from approximately $6.5 million in 1994. This increase in research and development was due to an increase of approximately $2.3 million in expenses associated with the Company's immunotherapeutic and Synovir programs, and was partially offset by a decrease of $600,000 in personnel and related expenses for the chiral research group. The major factors contributing to the increased cost of the Company's immunotherapeutic and Synovir programs resulted from increases in the following expense categories: greater preclinical and clinical trial expenses, approximately $1.0 million; regulatory and compliance expenses, approximately $600,000; other ongoing research expenses, approximately $450,000, and expenses associated with The Rockefeller University program and other university immunotherapeutic research programs, approximately $250,000.

     Selling, general and administrative expenses. Selling, general and administrative expenses for 1996 increased by 38% to approximately $4.0 million from approximately $2.9 million in 1995. This increase was primarily due to the formation of a small sales and marketing group in anticipation of the Synovir product launch, the addition of product liability coverage to the Company's insurance, recruiting expenses, and higher consulting and legal expenses associated with the shareholder rights agreement adopted in September 1996. Selling, general and administrative expenses for 1995 decreased by 7% from approximately $3.1 million in 1994. This decrease was primarily due to a lower level of spending across most expense categories, and was partially offset by the amortization of offering costs related to the $12.0 million 8% Convertible Debentures sold in July, 1995.

     Interest income and interest expense. Interest income for 1996 increased by 128% to approximately $1.3 million from approximately $569,000 in 1995. This increase was attributable to higher average cash balances in 1996 due to the $23.8 million of net proceeds from the Series A Convertible Preferred Stock offering in March 1996. Interest income for 1995 decreased by 3% from approximately $587,000 in 1994. This decrease in interest income was due to the reduced funds available for investment during the first half of 1995. Interest expense for 1996 decreased by 24% to approximately $324,000 from approximately $425,000. This decrease was due to the conversion to equity of a substantial portion of the 8% Convertible Debentures. There was no interest expense in 1994.

     Net loss. The net loss for 1996 increased by 70% to approximately $17.8 million from approximately $10.5 million in 1995. This increase was due primarily to higher spending on the immunotherapeutics and Synovir programs, as discussed above. The net loss for 1995 increased by 3% to approximately $10.5 million from approximately $10.2 million for 1994. This increase in net loss was due to the absence of losses from discontinued operations offset by increased spending for the Synovir development program and lower sales of chirally pure intermediates. Net loss for 1994 included the loss from the Company's discontinued biotreatment operations of $2.3 million. Loss from continuing operations during 1995 increased approximately $2.6 million due primarily to lower sales of chirally pure intermediates and higher spending on Synovir.

Liquidity and Capital Resources

     Since inception, the Company has financed its working capital requirements primarily through private and public sales of its debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, and revenues from product sales. The Company has raised approximately $76.0 million in net proceeds from two public and two private offerings, including its initial public offering in July 1987.

     In July 1995, the Company issued and sold in a private placement offering $12.0 million aggregate principal amount of 8% Convertible Debentures due July 31, 1997 for total net proceeds, after offering costs, of approximately $11.0 million. As of March 14, 1997, approximately $9.8 million principal amount of the 8% Convertible Debentures had been converted into Common Stock, and the remaining debentures are convertible into Common Stock at the option of either the holder or the Company. In March 1996, the Company issued and sold in a private placement offering 503 shares of Series A Convertible Preferred Stock at $50,000 per share, for total gross proceeds of approximately $25.2 million and net proceeds, after offering costs, of approximately $23.8 million. See
Notes 5 and 6 to the Financial Statements.

     The Company's net working capital at December 31, 1996, increased by 59% to approximately $16.4 million from approximately $10.3 million at December 31, 1995. This increase in working capital was due primarily to the $23.8 million of net proceeds from the Series A Convertible Preferred Stock offering in March 1996. The Company's net working capital at December 31, 1996 consisted principally of cash, cash equivalents, and marketable securities.

     Cash and cash equivalents increased by $586,000 in 1996. This increase reflected the receipt of net proceeds of $24.1 million from financing activities offset by $16.6 million of cash used in operations, $1.4 million of capital expenditures and $5.5 million of investments in marketable securities. Current research commitments for 1997, primarily for the Rockefeller University, are $504,000.

     The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations, the Company needs to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional funds, the Company believes that its current financial resources could fund operations based on reduced levels of research and development and administrative activities through 1997.

     As of December 31, 1996, the Company had for federal income tax purposes a net operating loss carryforward of approximately $85.0 million. If not utilized to offset future taxable income, such loss carryforward will expire between 2001 and 2011. Certain events, including any sales by the Company of shares of its stock and/or transfers of a substantial number of shares of Common Stock by the current stockholders, may restrict the ability of the Company to utilize its net operating loss carryforward.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See Part IV, Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no changes in or disagreements with the Company's auditors on accounting principles or financial statement disclosure.


                                   PART III

      The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Principal Stockholders," "Election of Directors," "Management" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report.


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

           (a)    See  Index to  Financial  Statements  immediately  following
                  Exhibit Index.

           (b) No reports on Form 8-K were filed during the Company's fourth quarter in 1996.

           (c)    Exhibits

           See Exhibit Index immediately following signature pages.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CELGENE CORPORATION


                                        By  /s/ John W. Jackson
                                        --------------------------
                                        John W. Jackson
                                        Chairman of the Board and
                                        Chief Executive Officer

Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                        Title                    Date
---------                        -----                    ----
/s/ John W. Jackson              Chairman of the Board    March 28, 1997
--------------------------       and Chief Executive
John W. Jackson                  Officer

/s/ Sol J. Barer                 Director                 March 28, 1997
--------------------------
Sol J. Barer

/s/ Robert C. Butler             Chief Financial Officer  March 28, 1997
--------------------------       (Principal Financial
Robert C. Butler                 Officer)

/s/ Frank T. Cary                Director                 March 28, 1997
--------------------------
Frank T. Cary

/s/ Arthur Hull Hayes, Jr.       Director                 March 28, 1997
--------------------------
Arthur Hull Hayes, Jr.

/s/ Richard C. E. Morgan         Director                 March 28, 1997
--------------------------
Richard C. E. Morgan

/s/ Walter L. Robb               Director                 March 28, 1997
--------------------------
Walter L. Robb

/s/ Lee J. Schroeder             Director                 March 28, 1997
--------------------------
Lee J. Schroeder

/s/ Sanford Kaston               Controller (Chief        March 28, 1997
--------------------------       Accounting Officer)
Sanford Kaston

The foregoing constitutes a majority of the directors.

(c) Exhibits.

                              CELGENE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Independent Auditors' Report    ...................................................    F-2
Balance Sheets as of December 31, 1995 and 1996   .................................    F-3
Statements of Operations--Years Ended December 31, 1994, 1995 and 1996    .........    F-4
Statements of Stockholders' Equity--Years Ended December 31, 1994, 1995 and 1996 ..    F-5
Statements of Cash Flows--Years Ended December 31, 1994, 1995 and 1996    .........    F-6
Notes to Financial Statements   ...................................................    F-8


                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
CELGENE CORPORATION:

     We have audited the accompanying balance sheets of Celgene Corporation as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                           /s/ KPMG Peat Marwick LLP

Short Hills, New Jersey
February 27, 1996

                              CELGENE CORPORATION

                                BALANCE SHEETS

                                                                             December 31,
                                                                       -------------------------
                                                                          1995           1996
                                                                       ----------     ----------
                               ASSETS
Current assets:
  Cash and cash equivalents   .......................................  $   337,165    $   922,961
  Marketable securities available for sale   ........................   11,375,740     16,892,023
  Accounts receivable   .............................................      397,241        378,595
  Other current assets  .............................................      404,011        635,841
                                                                       -----------    -----------
    Total current assets   ..........................................   12,514,157     18,829,420

Plant and equipment, net   ..........................................    1,207,805      1,940,615
Other assets   ......................................................       41,250         41,250
Deferred debt costs  ................................................      448,006        126,577
                                                                       -----------    -----------
Total assets   ......................................................  $14,211,218    $20,937,862
                                                                       ===========    ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable   ................................................  $   607,206    $ 1,552,674
  Accrued expenses   ................................................    1,610,846        881,604
                                                                       -----------    -----------
    Total current liabilities .......................................    2,218,052      2,434,278

Convertible debentures  .............................................    4,592,366      2,026,043
Convertible debentures-accrued interest   ...........................      258,299        412,532
                                                                       -----------    -----------
Total liabilities    ................................................    7,068,717      4,872,853
                                                                       -----------    -----------
Stockholders' equity:
  Preferred stock, $.01 par value per share; 5,000,000 shares authorized, Series A convertible, redeemable cumulative preferred;
  267 shares issued and outstanding at December 31, 1996; includes
  $533,416 accretion premium   ......................................           --     13,883,416
  Common stock, $.01 par value per share; 20,000,000 shares
  authorized; 8,807,863 and 10,611,422 shares issued and
  outstanding at December 31, 1995 and 1996, respectively    ........       88,079        106,114

  Common stock in treasury, at cost -- 24,271 and 29,985 shares
   at December 31, 1995 and December 31, 1996, respectively    ......         (243)      (100,239)

  Additional paid-in capital  .......................................   78,064,288     94,770,176
  Unamortized deferred compensation-restricted stock  ...............       (7,085)        (1,133)
  Accumulated deficit   .............................................  (70,989,400)   (92,599,039)
  Net unrealized gain (loss) on marketable securities
   available for sale   .............................................      (13,138)         5,714
                                                                       -----------    -----------
  Total stockholders' equity  .......................................    7,142,501     16,065,009
                                                                       -----------    -----------
Total liabilities and stockholders' equity   ........................  $14,211,218    $20,937,862
                                                                       ===========    ===========

                See Accompanying Notes to Financial Statements.

                              CELGENE CORPORATION

                           STATEMENTS OF OPERATIONS

                                                                For Years Ended December 31,
                                                     ---------------------------------------------------
                                                          1994               1995               1996
                                                     ---------------    ---------------    -------------
Revenues:
 Chirally pure intermediates   .....................  $  1,997,636       $     657,753     $   1,465,715
 Research contracts   ..............................       258,000             515,000         1,036,665
                                                      ------------       -------------     -------------
 Total revenues ....................................     2,255,636           1,172,753         2,502,380
Expenses:
 Cost of goods sold   ..............................     1,096,687             792,251           981,448
 Research and development   ........................     6,492,468           8,183,045        16,322,825
 Selling, general and administrative    ............     3,130,551           2,857,758         4,001,419
                                                      ------------       -------------     -------------
 Total expenses ....................................    10,719,706          11,833,054        21,305,692
                                                      ------------       -------------     -------------
Loss from operations  ..............................    (8,464,070)        (10,660,301)      (18,803,312)

Other Income and Expense:
 Interest income   .................................       586,931             568,516         1,308,244
 Interest expense  .................................            --             424,738           323,913
                                                      ------------       -------------     -------------
Loss from continuing operations   ..................    (7,877,139)        (10,516,523)      (17,818,981)
Discontinued operations (note 9):
 Loss from operations    ...........................    (1,497,088)                 --                --
 Loss on disposal  .................................      (839,000)                 --                --
                                                      ------------       -------------     -------------
 Loss from discontinued operations   ...............    (2,336,088)                 --                --
                                                      ------------       -------------     -------------
Net loss  ..........................................   (10,213,227)        (10,516,523)      (17,818,981)

Accretion of premium payable on preferred
 stock and warrants (note 6)   .....................            --                  --         1,012,881

Deemed dividend for preferred stock conversion
 discount (note 6) .................................            --                  --         2,777,777
                                                      ------------       -------------     -------------
Net loss applicable to common stockholders    ......  $(10,213,227)      $ (10,516,523)    $ (21,609,639)
                                                      ============       =============     =============
Per share of Common Stock (note 2):
 Loss from continuing operation   ..................  $      (1.00)      $       (1.30)    $       (1.89)
 Loss from discontinued operation    ...............          (.30)                 --                --
 Net loss applicable to common stockholders   ......  $      (1.30)      $       (1.30)    $       (2.29)
                                                      ============       =============     =============
Weighted average number of shares of common stock
 outstanding    ....................................     7,853,000           8,073,000         9,450,000

                See Accompanying Notes to Financial Statements.

                              CELGENE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1994, 1995 and 1996




                                                   Common Stock                 Preferred Stock
                                            ------------------------------ -------------------------
                                               Shares           Amount      Shares       Amount
                                            --------------   ------------- ---------   -------------
Balances at December 31, 1993                 7,864,538         $78,646        --      $        --
Repurchase of shares  .....................
Restricted stock forfeited  ...............      (4,000)            (40)
Exercised stock options  ..................      26,422             264
Amortization of deferred
 compensation   ...........................
Change in net unrealized gain (loss)
 on marketable securities   ...............
Net loss  .................................
                                            --------------   ------------- ---------   -------------
Balances at December 31, 1994  ............   7,886,960          78,870        --               --
Exercised stock options  ..................      24,987             250
Amortization of deferred
 compensation   ...........................
Discount for convertible debentures  ......
Conversion of convertible debentures  .....     895,916           8,959
Cost associated with conversion of
 convertible debentures, net   ............
Change in net unrealized gain (loss)
 on marketable securities   ...............
Net loss  .................................
                                            --------------   ------------- ---------   -------------
Balances at December 31, 1995  ............   8,807,863          88,079        --               --
Exercised stock options  ..................      42,069             420
Repurchase of shares  .....................
Amortization of deferred
 compensation   ...........................
Conversion of convertible debentures  .....     372,681           3,727
Issuance of preferred stock, net  .........                                   503       25,150,000
Conversion of preferred stock  ............   1,388,809          13,888      (236)     (12,141,309)
Preferred stock lock-up warrants  .........
Accretion of premium on preferred
 stock    .................................                                                874,725
Deemed dividend for preferred stock
 conversion discount  .....................
Change in net unrealized gain (loss)
 on marketable securities   ...............
Net loss  ................................. --------------   ------------- ---------   -------------
Balances at December 31, 1996  ............  10,611,422        $106,114       267     $ 13,883,416
                                            ==============   ============= =========  ==============

[RESTUBBED TABLE]


                                                 Treasury Stock             Additional
                                            ------------------------------    Paid-in
                                               Shares           Amount        Capital
                                            --------------   -------------  -----------
Balances at December 31, 1993                    (21,604)       $(217)      $70,554,294
Repurchase of shares  .....................       (2,667)         (26)             (134)
Restricted stock forfeited  ...............                                     (44,960)
Exercised stock options  ..................                                     175,568
Amortization of deferred
 compensation   ...........................
Change in net unrealized gain (loss)
 on marketable securities   ...............
Net loss  .................................
                                            --------------   -------------  -----------

Balances at December 31, 1994  ............      (24,271)        (243)       70,684,768
Exercised stock options  ..................                                     170,638
Amortization of deferred
 compensation   ...........................
Discount on convertible debentures  ......                                    1,194,434
  to adjust to market yield
Conversion of convertible debentures  .....                                   6,370,680
Cost associated with conversion of
 convertible debentures, net   ............                                    (356,232)
Change in net unrealized gain (loss)
 on marketable securities   ...............
Net loss  .................................
                                            --------------   -------------  -----------
Balances at December 31, 1995  ............      (24,271)        (243)       78,064,288
Exercised stock options  ..................                                     337,521
Repurchase of shares  .....................       (5,714)     (99,996)
Amortization of deferred
 compensation   ...........................
Conversion of convertible debentures  .                                       2,645,388
Issuance of preferred stock, net  .........                                  (1,320,375)
Conversion of preferred stock  ............                                  12,127,421
Preferred stock lock-up warrants  .........                                     138,156
Accretion of premium on preferred
 stock    .................................
Deemed dividend for preferred stock
 conversion discount  .....................                                   2,777,777
Change in net unrealized gain (loss)
 on marketable securities   ...............
Net loss  .................................
                                            --------------   -------------  -----------
Balances at December 31, 1996  ............      (29,985)   $(100,239)      $94,770,176
                                            ==============  ==============  ===========

[RESTUBBED TABLE]


                                                                                  Net Unrealized
                                                                                  Gain (Loss) on
                                                                                    Marketable
                                                                                     Securities
                                              Unamortized                            Available
                                                Deferred         Accumulated            For
                                              Compensation         Deficit             Sale                   Total
                                            ---------------     ---------------    -------------         -------------
Balances at December 31, 1993               $     (77,459)       $(50,259,650)      $        --            $20,295,614
Repurchase of shares  .....................                                                                       (160)
Restricted stock forfeited  ...............        15,627                                                      (29,373)
Exercised stock options  ..................                                                                    175,832
Amortization of deferred
 compensation   ...........................        42,658                                                       42,658
Change in net unrealized gain (loss)
 on marketable securities   ...............                                            (267,278)              (267,278)
Net loss  .................................                        (10,213,227)                            (10,213,227)
                                            --------------       -------------       ------------         -------------
Balances at December 31, 1994  ............       (19,174)         (60,472,877)        (267,278)            10,004,066
Exercised stock options  ..................                                                                    170,888
Amortization of deferred
 compensation   ...........................        12,089                                                       12,089
Discount for convertible debentures  ......                                                                  1,194,434
Conversion of convertible debentures  .                                                                      6,379,639
Cost associated with conversion of
 convertible debentures, net   ............                                                                   (356,232)
Change in net unrealized gain (loss)
 on marketable securities   ...............                                             254,140                254,140
Net loss  .................................                        (10,516,523)                            (10,516,523)
                                            --------------       -------------       ------------         -------------
Balances at December 31, 1995  ............        (7,085)         (70,989,400)         (13,138)             7,142,501
Exercised stock options  ..................                                                                    337,941
Repurchase of shares  .....................                                                                    (99,996)
Amortization of deferred
 compensation   ...........................         5,952                                                        5,952
Conversion of convertible debentures  .                                                                      2,649,115
Issuance of preferred stock, net  .........                                                                 23,829,625
Conversion of preferred stock  ............                                                                         --
Preferred stock lock-up warrants  .........                           (138,156)                                     --
Accretion of premium on preferred
 stock    .................................                           (874,725)                                     --
Deemed dividend for preferred stock
 conversion discount  .....................                         (2,777,777)                                     --
Change in net unrealized gain (loss)
 on marketable securities   ...............                                              18,852                 18,852
Net loss  .................................                        (17,818,981)                            (17,818,981)
                                            --------------       -------------      ------------         -------------
Balances at December 31, 1996  ............      $ (1,133)       $ (92,599,039)     $     5,714           $ 16,065,009
                                            ==============       =============      ============         =============


[END OF RESTUBBED TABLE]

                See Accompanying Notes to Financial Statements.

                              CELGENE CORPORATION

                           STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                 ------------------------------------------------------
                                                                       1994               1995             1996
                                                                ----------------   ---------------   -----------------
Cash flows from operating activities:
  Loss from Continuing Operations    ...........................  $  (7,877,139)     $ (10,516,523)     $(17,818,981)
  Adjustments to reconcile loss from continuing
   operations to net cash used in operating activities:
    Depreciation   .............................................        675,352            776,741           685,351
    Amortization of convertible debt costs    ..................             --            173,192           234,540
    Amortization of deferred compensation  .....................         58,285             12,089             5,952
    Interest on convertible debentures  ........................             --            424,738           323,914
  Change in current assets and liabilities:
    Increase in accounts payable and accrued expenses  .........         17,253            674,188           216,226
    (Increase) decrease in accounts receivable   ...............       (262,368)           225,843            18,646
    (Increase) decrease in other assets    .....................         60,381             24,833          (231,830)
                                                                  -------------      -------------      -------------
  Net cash used in continuing operations   .....................     (7,328,236)        (8,204,899)      (16,566,182)
  Net cash used in discontinued operation  .....................     (1,736,054)                --                --
                                                                  -------------      -------------      -------------
  Net cash used in operating activities    .....................     (9,064,290)        (8,204,899)      (16,566,182)
                                                                  -------------      -------------      -------------
Cash flows from investing activities:
  Capital expenditures   .......................................       (198,964)           (29,880)       (1,418,161)
  Proceeds from sales and maturities of marketable
  securities available for sale   ..............................     19,314,158         22,185,466       137,051,037
  Purchases of marketable securities available for sale   ......    (10,678,498)       (25,099,905)     (142,548,468)
                                                                  -------------      -------------      -------------
  Net cash provided by (used in) investing activities  .........      8,436,696         (2,944,319)       (6,915,592)
                                                                  -------------      -------------      -------------
Cash flows from financing activities:
  Net proceeds from exercise of common stock options   .........        130,672            170,888           237,945
  Net proceeds from issuance of convertible debentures    ......             --         11,022,570                --
  Net proceeds from issuance of preferred stock  ...............             --                 --        23,829,625
                                                                  -------------      -------------      -------------
  Net cash provided by financing activities   ..................        130,672         11,193,458        24,067,570
                                                                  -------------      -------------      -------------
  Net increase (decrease) in cash and cash equivalents    ......       (496,922)            44,240           585,796
  Cash and cash equivalents at beginning of period  ............        789,847            292,925           337,165
                                                                  -------------      -------------      -------------
  Cash and cash equivalents at end of period  ..................  $     292,925      $     337,165      $    922,961
                                                                  =============      =============      =============

                                                                     (continued)

                See Accompanying Notes to Financial Statements.

                              CELGENE CORPORATION
                     STATEMENTS OF CASH FLOWS--(Continued)

                                                                         Years Ended December 31,
                                                              ----------------------------------------------
                                                                 1994             1995            1996
                                                              --------------   -------------   -------------
Non-cash investing activity:
  Change in net unrealizable gain (loss) on marketable
   securities available for sale   ........................     $ (267,278)      $ 254,140      $   18,852
                                                                ==========       ==========     ===========
Non-cash financing activities:
  Issuance of common stock upon the conversion of
 convertible debentures and accrued interest thereon,
 net    ...................................................             --       $5,928,907     $2,649,115
                                                                ==========       ==========     ===========
  Accretion of premium payable on preferred stock and
 warrants  ................................................             --              --      $1,012,881
                                                                ==========       ==========     ===========
  Deemed dividend for preferred stock conversion
 discount  ................................................             --              --      $2,777,777
                                                                ==========       ==========     ===========
  Issuance of warrants for services rendered in connection
 with the issuance of convertible debentures   ............             --       $  94,500              --
                                                                ==========       ==========     ===========
  Issuance of common stock upon the conversion of
 convertible preferred stock and accrued accretion
 thereon, net    ..........................................             --              --      $12,141,309
                                                                ==========       ==========     ===========
  Issuance of common stock upon exercise of options
 through the return of common stock previously
 outstanding  .............................................     $       --       $      --      $   99,996
                                                                ==========       ==========     ===========

                See Accompanying Notes to Financial Statements.

                              CELGENE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1994, 1995 and 1996

(1) NATURE OF BUSINESS AND LIQUIDITY

     Celgene Corporation ("Celgene" or the "Company") is a biotechnology company engaged in the development and commercialization of human pharmaceuticals and agrochemicals. Celgene has two technology platforms: (i) targeted small molecule synthesis and (ii) biocatalytic chiral chemistry synthesis. Celgene is applying its expertise in targeted small molecule synthesis to develop proprietary immunotherapeutic pharmaceutical products called SelCIDs[TM] (Selective Cytokine Inhibitory Drugs) to treat chronic inflammatory diseases. SelCIDs are orally available small molecules that selectively inhibit the production of Tumor Necrosis Factor Alpha ("TNF[alpha]"), a protein whose overproduction has been linked to many chronic inflammatory diseases including inflammatory bowel disease, rheumatoid arthritis, non-insulin dependent diabetes, asthma, lupus, and multiple sclerosis. In the near term, the Company is seeking to develop Synovir[RegTM], the Company's trademarked formulation of thalidomide, a potent modulator of TNF[alpha], for the treatment of several severe and intractable disease states. The Company is employing its biocatalytic chiral chemistry synthesis technology to develop chirally pure chemical compounds with superior attributes and/or lower manufacturing costs than conventional, non-chirally pure chemical compounds. Celgene's chiral chemistry technology supports an established business in chirally pure intermediates, and development programs in chirally pure human pharmaceuticals and agrochemicals.

     The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations, the Company needs to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional funds through these means, the Company believes that its current financial resources could fund operations based on reduced levels of research and development and administrative activities through 1997.

     The preparation of the financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures in these financial statements. Actual results could differ from those estimates. The Company is subject to certain risks and uncertainties such as uncertainty of product development, uncertainties regarding regulatory approval, no assurance of market acceptance of products, risk of product liability, uncertain scope of patent and proprietary rights, intense competition, and rapid technological change.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Cash Equivalents

     At December 31, 1995 and 1996, cash equivalents consisted principally of funds invested in overnight repurchase agreements, money market funds, and United States government securities such as treasury bills and notes.

 (b) Marketable Securities

     The Company has classified all of its marketable securities as securities available for sale. Such securities are to be held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Realized gains and losses are included in operations and are measured using the specific cost identification method.

                              CELGENE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                        December 31, 1994, 1995 and 1996

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 (c) Plant and Equipment

     Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. The estimated useful lives of fixed assets are as follows:


 Laboratory equipment and machinery   ......    5-10 years
 Furniture and fixtures   ..................    5-10 years

     Amortization of leasehold improvements is calculated using the straight-line method over the term of the lease or the life of the asset, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while renewals and improvements are capitalized.

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, operating results or cash flows.

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

 (g) Stock Options

     The Company generally does not record compensation cost for the issuance of employee stock options since the options are generally issued with an exercise price equal to the market price at the date of grant. For the fair value of the employee stock options issued in 1995 and 1996, see note 7.

 (h) Share Information

     Net loss per share of common stock is based upon the weighted average number of shares of common stock outstanding. The assumed exercise of stock options, conversion of convertible debentures and convertible preferred stock are not considered, as the effect would be anti-dilutive.

 (i) Presentation

     Certain prior year amounts have been reclassified to conform with the current year presentation. In connection with the discontinuation of the Company's biotreatment operation (see note 9), the 1994 financial results applicable to continuing operations exclude amounts from the discontinued operation.

                              CELGENE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                        December 31, 1994, 1995 and 1996

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 (j) Deferred Debt Costs

     Deferred debt costs are amortized over the life of the debt.

 (k) Fair Value of Financial Instruments

     The fair value, which is the carrying value, of marketable securities available for sale is based on quoted market prices. The convertible debentures approximate fair value after discount, to produce an interest rate that approximates market rates. For all other financial instruments their carrying value approximates fair value due to their short maturity.

(3) PLANT AND EQUIPMENT

     Plant and equipment consists of the following:

                                                        December 31,
                                               ------------------------------
                                                  1995             1996
                                                ------------     ------------
 Leasehold improvements   ..................    $ 3,113,212      $ 3,731,518
 Laboratory equipment and machinery   ......      4,946,764        5,746,619
 Furniture and fixtures   ..................        391,370          391,370
                                                ------------     ------------
                                                  8,451,346        9,869,507
 Less: accumulated depreciation    .........      7,243,541        7,928,892
                                                ------------     ------------
                                                $ 1,207,805      $ 1,940,615
                                                ============     ============

(4) ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                    December 31,
                                               -----------------------
                                                 1995            1996
                                               ----------     ---------
 Professional and consulting fees   ......     $  912,400      $357,859
 Accrued compensation   ..................        610,111       457,849
 Other   .................................         88,335        65,896
                                               ----------     ---------
                                               $1,610,846     $ 881,604
                                               ==========     =========

(5) CONVERTIBLE DEBENTURES

     During 1995, the Company issued and sold in an offering pursuant to Regulation S, 8% Convertible Debentures due July 31, 1997 in the aggregate principal amount of $12,000,000, and received net proceeds, after offering costs, of $11,022,570. The recorded value of the debentures at that date of issuance was discounted to produce a market interest rate approximating 13.5%. Such debentures are convertible into Common Stock at the option of either the holders thereof or the Company. The holders of the convertible debentures may convert the debentures into Common Stock of the Company at a conversion price that varies and is based upon the market price (as defined) of Common Stock for the five trading days preceding the date of conversion.

     The Company may require the conversion of the convertible debentures commencing October 15, 1995 through July 30, 1997 at a conversion price which varies and is based upon the market price of the Common Stock on the date of conversion. The Company also has the right to redeem any convertible debenture upon which it has received notice of intent to convert. The redemption price is the greater of 115% of the principal and the accrued interest on the redeemed debenture or an amount which is based on the appreciation of the Common Stock from the date of issuance of the debentures. The Company has classified the debentures at December 31, 1996 as a long term liability since it has the ability and intent to convert them into Common Stock.

     As of December 31, 1996, convertible debentures in the aggregate principal amount of $9,750,000, plus accrued interest, had been converted into a total of 1,268,597 shares of common stock. No interest was paid in cash.

                              CELGENE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                        December 31, 1994, 1995 and 1996

(6) SERIES A CONVERTIBLE PREFERRED STOCK

     On March 13, 1996, in a private placement, the company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at an issue price of $50,000 per share. The Company received net proceeds, after offering costs, of $23,829,625. The Preferred Stock, plus accretion at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. The Preferred Stock primarily became convertible during the third quarter of the year. As a result of recent guidance related to issuance of securities issued with variable conversion features that include a potential discount to market the Company recognized the value of the discount to market conversion feature as a deemed dividend. Had this been recorded in the third quarter the net loss applicable to common stockholders would have been $(8,584,611) and the related per share amount would have been $(.90). The average closing price per share of common stock for the seven trading days immediately prior to December 31, 1996 was $11.25.

     The Company may redeem the shares in increments of not less than $1.5 million plus accretion commencing December 13, 1996, on thirty business days written notice to the preferred stockholders, at a price that equals a specified premium, ranging from 120% to 130%, of the purchase price plus accretion premium. Under certain conditions, upon receipt of a conversion notice from the holder, the Company has the right (i) to redeem shares presented for conversion, or (ii) to defer conversion for 90 days in exchange for warrants to purchase additional shares of common stock as specified in the Certificate of Designation of Series A Convertible Preferred Stock. Any shares of Series A Convertible Preferred Stock outstanding on March 13, 1998 shall be converted automatically into common stock on such date at the conversion price then in effect. The holders of Preferred Stock have no voting rights.

     The Company granted registration rights to the subscribers in the Preferred Stock private placement. A registration statement with respect to investor resales of common shares underlying the Preferred Stock was filed and declared effective on June 10, 1996. In connection with the private placement, the Company also granted to certain executives and affiliates of the placement agent warrants, valued at $60,168, to purchase an aggregate of 66,853 shares of common Stock at an exercise price of $20.52, subject to proportional adjustment in the event that the Company undertakes a stock split, stock dividend, recapitalization or similar event. These warrants are exercisable for a period of five years from the date of issuance.

     As of December 31, 1996, 236 shares (as of January 31, 1997, 276 shares) of the Series A Preferred Stock, with their respective accrued accretion, had been converted into 1,388,809 (1,590,745 at January 31, 1997) shares of common stock. Through December 31, 1996 the Company had accrued $874,725 representing accretion of the premium on the Preferred Stock of which $533,416 relates to preferred shares not yet tendered for conversion. As of December 31, 1996 the Company had also issued warrants valued at $138,156, that entitle certain stockholders of the Series A Preferred Stock to purchase 153,507 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance.

(7) STOCK BASED COMPENSATION

 (a) Stock Options

     On June 16, 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which provides for the granting of non-qualified stock options to purchase an aggregate of not more than 250,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company ("Non-Employee Directors"). Non-employee Directors are no longer eligible to participate in the 1992 Non-Employee Directors' Stock Option Plan. Each new Non-Employee Director, upon the date of his election or appointment, receives an option to purchase 20,000 shares of common stock. Additionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee

                              CELGENE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                        December 31, 1994, 1995 and 1996

(7) STOCK BASED COMPENSATION (Continued)

Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof if he has served less than one year), except that at the 1995 annual meeting of stockholders the Non-Employee Directors received an option to purchase 6,000 shares of common stock. On April 5, 1995, each Non-Employee Director received an initial grant of a non-qualified option to purchase 20,000 shares of common stock, upon shareholder approval of this plan, which was received June 16, 1995. The shares subject to each non-employee director's option grant of 20,000 shares vest in four equal annual installments commencing on the first anniversary of the date of grant. The shares subject to an annual meeting option grant vest in full on the date of the first annual meeting of stockholders held following the date of grant. All options are granted at an exercise price that equates to the fair market value of the Company's common stock at the grant date and expire 10 years after the date of grant. This plan terminates in 2005.

     On May 27, 1992, the stockholders of the Company approved two new stock option plans: the 1992 Long-Term Incentive Plan (the "1992 Incentive Plan") and the 1992 Non-Employee Directors' Stock Option Plan (the "1992 Directors' Plan").

     The 1992 Incentive Plan provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 1,000,000 shares of common stock, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors (the "Committee") determines the type, amount and terms, including vesting, of any awards made under the Incentive Plan. This plan terminates in 2002.

     With respect to options granted under the 1992 Incentive Plan, the 1992 Directors' Plan, and the 1986 Stock Option Plan that terminated in June 1996 (collectively, the "Plans"), the exercise price may not be less than the fair market value of the common stock on the date of grant. In general, each option granted under the Plans vests evenly over a three or four year period and expires 10 years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period for options and restricted stock awards granted under the Plans is subject to certain acceleration provisions if a change in control, as defined in the Plans, occurs.

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its Plans. Accordingly, no compensation expense has been recognized for its stock based compensation plans other than for restricted stock awards. Had compensation expense for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased by approximately $198,000, or $0.02 per share in 1995 to $(10,714,523), or $(1.32) per share and approximately $1,905,000, or $0.20 per share in 1996 to $(23,514,639), or $(2.49) per share.
The weighted average fair value of the options granted during 1995 is estimated as $2.88 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, weighted average volatility of 47%, weighted average risk free interest rate of 6.49% and an expected term of 2.91 years. The weighted average fair value of the options granted during 1996 is estimated as $5.01 on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero, weighted average volatility of 43% weighted average risk free interest rate ranging of 6.49%, and a weighted average expected term of 2.22 years.

     The pro forma effects on net loss and loss per share for 1995 and 1996 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

                              CELGENE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                        December 31, 1994, 1995 and 1996

(7) STOCK BASED COMPENSATION (Continued)

     The following table summarizes the stock option activity for the Plans:

                                                                            Options
                                                           ------------------------------------------
                                        Shares Available                   Weighted Average Exercise
                                           for Grant         Shares            Price per Share
                                     -------------------   ------------   ---------------------------
 Balance January 1, 1994 .........        1,268,794         1,145,969                $8.60
   Granted   .....................         (418,994)          418,994                 7.20
   Exercised .....................               --           (26,422)                6.65
   Cancelled .....................          233,742          (233,742)                9.46
                                         ----------        ----------                ------
 Balance December 31, 1994  ......        1,083,542         1,304,799                 8.03
   Authorized   ..................          250,000                --                   --
   Granted   .....................         (209,368)          209,368                 6.49
   Exercised .....................               --           (24,987)                6.84
   Cancelled .....................           78,712           (78,712)                9.24
                                         ----------        ----------                ------
 Balance December 31, 1995  ......        1,202,886         1,410,468                 7.75
   Expired Plan ..................         (139,999)               --                   --
   Granted   .....................         (678,589)          678,589                13.25
   Exercised .....................               --           (42,069)                8.03
   Cancelled .....................           46,095           (46,095)                6.40
                                         ----------        ----------                ------
 Balance December 31, 1996  ......          430,393         2,000,893                $9.64
                                         ==========        ==========                ======


     The following table summarizes information concerning options outstanding under the Plans at December 31, 1996:

                               Options Outstanding                                          Options Exercisable
--------------------------------------------------------------------------------- --------------------------------------
    Range of      Number Outstanding                Weighted Average               Number Exercisable   Weighted Average
Exercise Price       at 12/31/96        Remaining Term (Life)    Exercise Price       at 12/31/96        Exercise Price
--------------    ------------------    ---------------------    --------------    ------------------   ----------------
 5.00-9.00               871,658                6.2                   $6.52               675,658             $6.59
 9.01-13.00              601,266                5.4                    9.93               424,181              9.78
13.01-18.00              527,969                8.9                   14.42               110,004             14.03
                       ---------                ---                   -----             ---------             -----
                       2,000,893                6.7                   $9.64             1,209,843             $8.39
                       =========                ===                   =====             =========             =====


     On February 14, 1997 the Company granted 50,000 options to a Vice President exercisable at $10.69 (market price at the date of grant). These options vest evenly over four years and have a ten year term.

 (b) Restricted Stock Awards

      Restricted stock awards granted pursuant to the Plans generally require no payments by the grantee. All of the shares of stock subject to such restricted stock awards are subject to forfeiture if the employee's employment, or Non-Employee Director's association with the Company, is terminated or ended (except under certain circumstances) prior to a vesting period of generally three to five years from the restricted stock award grant date. The market price of the shares on the date of the grant is recorded as a deduction from stockholders' equity (unamortized deferred compensation--restricted stock) which is amortized to compensation expense over the applicable vesting period. There have been no grants of restricted stock in 1994, 1995, or 1996.


     On January 24, 1997, the Company awarded 5,000 shares of common stock to the Company's Chairman and CEO, which were immediately vested.

 (c) Warrants

     In connection with the retention of a financial advisor, the Company in February 1991 granted to such financial advisor a warrant to purchase, until January 15, 1996, 50,000 shares of common stock at a price of $6.50

                              CELGENE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                        December 31, 1994, 1995 and 1996

(7) STOCK BASED COMPENSATION (Continued)

per share. This warrant expired on January 15, 1996.

     In connection with the retention of an investor relations firm, the Company in November 1994 granted to such firm a warrant to purchase until September 1, 1999, 50,000 shares of common stock at a price of $6.50 per share. This warrant was outstanding as of December 31, 1996.


     In connection with the retention of an investment firm to assist in the sale and issuance of 8% Convertible Debentures, the Company in August, 1995 granted to such firm warrants to purchase until July 31, 2000, 105,000 shares of common stock at a price of $9.60 per share. These warrants were outstanding as of December 31, 1996.


     In connection with the retention of an investment firm to assist in the sale and issuance of the Preferred Stock, the Company, in March, 1996 granted to such firm warrants to purchase until March 10, 2001, 66,853 shares of common stock at a price of $20.52. These warrants were outstanding as of December 31, 1996.


     During 1996, the Company also issued to certain holders of convertible Preferred Stock warrants valued at $138,156, to purchase 153,507 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance. These warrants were outstanding as of December 31, 1996.

 (d) Rights Plan

     During 1996, the Company adopted a shareholder rights plan ("Rights Plan"). The Rights Plan involves the distribution of one "Right" as a dividend on each outstanding share of the Company's common stock to all holders of record on September 26, 1996. Each Right shall entitle the holder to purchase one-tenth of a share of common stock. The Rights trade in tandem with the common stock until, and exercisable upon, certain triggering events, and the exercise price is based on the estimated long term value of the Company's common stock.

(8) INCOME TAXES

     At December 31, 1995 and 1996, the tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                               1995              1996
                                                                          -------------     -------------
 Deferred Assets:
   Federal and state net operating loss carryforwards   ...............   $  26,510,000     $  33,998,000
   Research and experimentation tax credit carryforwards   ............       1,851,000         2,050,000
   Plant and equipment, principally due to differences in depreciation        1,226,000         1,301,000
   Patents, principally due to differences in amortization    .........          90,000            75,000
   Accrued expenses, principally due to accrual for financial
   reporting purposes  ................................................         297,000           165,000
                                                                          -------------     -------------
 Total deferred tax assets   ..........................................      29,974,000        37,589,000
 Valuation allowance   ................................................     (29,974,000)      (37,589,000)
                                                                          -------------     -------------
 Net deferred tax assets  .............................................   $          --     $          --
                                                                          =============     =============


     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $85,000,000 that will expire in the years 2001 to 2011. The Company also has research and experimentation credit carryforwards of approximately $ 2,050,000 that expire in the years 2001 to 2011. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs.

                              CELGENE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                        December 31, 1994, 1995 and 1996

(9) DISCONTINUED OPERATION

     On June 16, 1994, the Company entered into an agreement with Sybron Chemicals, Inc. ("Sybron Chemicals") pursuant to which the Company has exclusively licensed its biotreatment technology and sold its biotreatment laboratory and field demonstration equipment to Sybron Chemicals. Under the terms of the agreement, Sybron Chemicals has the exclusive right to commercialize the Company's biocatalysis technology for the removal of hazardous wastes from manufacturing and process waste streams. During the next ten years, under the terms of the agreement, the Company will receive royalty payments based on a percentage of commercial net sales of biotreatment systems made by Sybron Chemicals. The Company has not recorded any royalty revenues in 1994, 1995 and 1996.

     During the second quarter of 1994, the Company recognized a charge to discontinued operations of $839,000, or $.11 per share, for disposal of its biotreatment business, of which $536,000 represents a non-cash loss on the sale of capital equipment dedicated to the Company's biotreatment operations and $303,000 relates to severance arrangements with biotreatment personnel.

     For the year ended December 31, 1994, revenues relative to the biotreatment operations were approximately $38,000. Direct expenses related to the biotreatment operations, primarily for personnel, research and development and depreciation, amounted to $1,535,000 for the year ended December 31, 1994.

(10) MARKETABLE SECURITIES AVAILABLE FOR SALE

     A summary of marketable securities at December 31, 1995 is as follows:

                                                         Gross              Gross          Estimated
                                                       Unrealized         Unrealized          Fair
                                         Cost             Gain               Loss            Value
                                    --------------   -------------   ------------------   ------------
 US Government and agency
   obligations ..................     $8,892,723       $     --            $  (13,301)     $ 8,879,422
 Certificates of deposit   ......      1,000,017             --                   (22)         999,995
 Asset backed security  .........        500,665             --                  (509)         500,156
 Commercial Paper    ............        995,473             694                   --          996,167
                                      -----------      ---------           ----------      -----------
                                      $11,388,878      $     694           $  (13,832)     $11,375,740
                                      ===========      =========           ==========      ===========

     The net change in the unrealized gain (loss) for the year ended December 31, 1995 amounted to approximately $254,000. The proceeds from sales and maturities of marketable securities available for sale included gross realized gains and losses of approximately $34,000 and $148,000 respectively, for the year ended December 31, 1995.

     Marketable securities available for sale at December 31, 1996 include debt securities with maturities ranging from January, 1997 to October, 1997. A summary of marketable securities at December 31, 1996 is as follows:


                                                        Gross           Gross         Estimated
                                                       Unrealized      Unrealized        Fair
                                         Cost            Gain            Loss           Value
                                    --------------   -------------   -------------   -------------
 Commercial Paper    ............     $8,369,006       $      --       $    (170)     $ 8,368,836
 Corporate Bonds  ...............      4,015,052           6,773              --        4,021,825
 Certificates of deposit   ......      3,000,034              --            (424)       2,999,610
 US Government and agency
  obligations   .................     $1,502,217              --            (465)     $ 1,501,752
                                      -----------      ----------      ---------      -----------
                                      $16,886,309      $    6,773      $  (1,059)     $16,892,023
                                      ===========      ==========      =========      ===========

                              CELGENE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                        December 31, 1994, 1995 and 1996

(10) MARKETABLE SECURITIES AVAILABLE FOR SALE (Continued)

     The net change in the unrealized gain (loss) for the year ended December 31, 1996 amounted to approximately $19,000. The proceeds from sales and maturities of marketable securities available for sale included gross realized gains and losses of approximately $359,000 and $32,000 respectively, for the year ended December 31, 1996.

(11) COMMITMENTS AND CONTINGENCIES

 (a) Leases

     Celgene leases its main laboratory and office facilities in Warren Township, New Jersey. The current lease term for the main laboratory and office space expires in 1997 and has two five-year renewal options. The Company has notified the landlord of its intent to renew the lease for a five-year term into the year 2002. Annual payments are $330,000. The lease provides that at the end of each five-year term, the rent will be increased based upon the change in the consumer price index, but in no case shall the increase be greater than 20%. Celgene is also required to pay additional amounts for real estate taxes, utilities, and maintenance. Total rental expense amounted to $474,000, $448,000 and $453,000 in 1994, 1995 and 1996, respectively.


     In January, 1997 the Company entered into a sub-lease agreement to lease an additional 18,000 square feet of laboratory and office space from Merck & Co. located at the Exxon Research & Development Center in Annandale, New Jersey. The sub-lease agreement is for a two year term, expiring in February, 1999. Annual payments are $227,500.

 (b) Employment Agreements

     Celgene has employment agreements with certain officers and employees. The related outstanding commitments at December 31, 1996 total approximately $692,000 for 1997. Employment contracts provide for an increase in compensation reflecting annual reviews and related salary adjustments.

 (c) Contracts

     The Company enters into sponsored research contracts from which certain revenues are derived. Aggregate research and development costs incurred in connection with such contracts totaled $247,000, $403,000, and $910,000, in 1994, 1995, and 1996, respectively.

     In August 1992, the Company entered into a two-year research and development agreement with The Rockefeller University. Under the terms of the agreement, the Company has the world-wide exclusive license to manufacture and market any drugs, including Synovir, which may result from the research performed at The Rockefeller University. Rockefeller is entitled to receive royalties based on commercial sales of any such drugs. In July 1994 this agreement was extended for an additional two years and again in 1996 for an additional two years. Under terms of the extension, the Company is committed to pay the Rockefeller University $504,000 annually.

     In December, 1995 the Company entered into an agreement with Penn Pharmaceutical, Ltd. of Great Britain ("Penn") to build a special facility devoted exclusively to the production of Synovir. Under the terms of the agreement, based on certain milestones with respect to commencing production and U.S. Food & Drug Administration inspection, the Company is responsible for $320,000 of start-up and validation costs. In addition, the Company will lease the dedicated facility for a three year period. Annual facility payments are $268,000, which began in December, 1996. Penn will manufacture Synovir and sell it exclusively to the Company.

 (d) Contingencies

     The Company believes it maintains insurance coverage adequate for its current needs.

     The Company's operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and

                              CELGENE CORPORATION
                   NOTES TO FINANCIAL STATEMENTS--(Continued)
                        December 31, 1994, 1995 and 1996

(11) COMMITMENTS AND CONTINGENCIES (Continued) hazardous wastes. The Company reviews the effects of such laws and regulations on its operation and modifies its operations as appropriate. The Company believes that it is in substantial compliance with all applicable environmental laws and regulations.

 (e) Concentration on Market Risk

     During 1994, three customers accounted for approximately 83% (57%, 14% and 12% individually) of the total revenues. During 1995, one customer accounted for approximately 40% of the total revenues. During 1996, four customers accounted for approximately 73% (35%, 15%, 12% and 11% individually) of the total revenues.


Quarterly Statements of Operations (Unaudited)


                                                             Quarter Ended
                                             ----------------------------------------------
                                                                   1995
                                             ----------------------------------------------
                                              March 31    June 30    Sept. 30    Dec. 31
                                             ----------- ---------- ----------- ----------
                                                             (in thousands)
Revenues:
 Chirally pure intermediates ...............   $    19     $   224    $   147     $   268
 Research contracts ........................       140         100        145         130
                                               -------     -------    -------     -------
  Total revenues ...........................       159         324        292         398
Expenses:
 Cost of goods sold ........................       160         204        166         262
 Research and development ..................     1,578       1,768      1,703       3,134
 Selling, general and administrative  ......       676         689        674         819
                                               -------     -------    -------     -------
  Total expenses ...........................     2,414       2,661      2,543       4,215
                                               -------     -------    -------     -------
 Loss from operations  .....................    (2,255)     (2,337)    (2,251)     (3,817)
Other Income and Expense:
 Interest income ...........................       108          80        121         259
 Interest expense   ........................        --          --       (232)       (193)
                                               -------     -------    -------     -------
  Net loss .................................    (2,147)     (2,257)    (2,362)     (3,751)
Accretion of premium payable on
 preferred stock and warrants   ............        --          --         --          --
Deemed dividend for preferred stock
 conversion discount   .....................        --          --         --          --
                                               -------     -------    -------     -------
Net loss applicable to common
 stockholders    ...........................   $(2,147)    $(2,257)   $(2,362)    $(3,751)
                                               =======     =======    =======     =======



[RESTUBBED TABLE]
                                                              Quarter Ended
                                             --------------------------------------------
                                                                 1996
                                             ---------------------------------- ---------
                                              March 31    June 30    Sept. 30*  Dec. 31
                                             ----------- ---------- ----------- ---------
                                                            (in thousands)
Revenues:
 Chirally pure intermediates ...............   $   517     $   502    $    78   $   369
 Research contracts ........................       150         185        376       325
                                               -------     -------    -------   -------
  Total revenues ...........................       667         687        455       694
Expenses:
 Cost of goods sold ........................       270         179        234       298
 Research and development ..................     2,738       3,582      4,662     5,341
 Selling, general and administrative  ......       659         805      1,274     1,263
                                               -------     -------    -------   -------
  Total expenses ...........................     3,667       4,566      6,170     6,902
                                               -------     -------    -------   -------
 Loss from operations  .....................    (3,000)     (3,879)    (5,716)   (6,208)
Other Income and Expense:
 Interest income ...........................       152         478        359       319
 Interest expense   ........................      (110)        (77)       (68)      (69)
                                               -------     -------    -------   -------
  Net loss .................................    (2,958)     (3,478)    (5,425)   (5,958)
Accretion of premium payable on
 preferred stock and warrants   ............        76         306        382       249
Deemed dividend for preferred stock
 conversion discount   .....................        --          --      2,778        --
                                               -------     -------    -------   -------
Net loss applicable to common
 stockholders    ...........................   $(3,034)    $(3,784)   $(8,585)  $(6,207)
                                               =======     =======    =======   =======
[END RESTUBBED TABLE]

* The Company's Series A Convertible Preferred Stock primarily became convertible during the third quarter of 1996. As a result of recent guidance related to issuance of securities issued with variable conversion features that include a potential discount to market the Company recognized the value of the discount to market conversion feature as a deemed dividend. Also see
   Note 6.

EXHIBIT INDEX


3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

3.2 By-laws of the Company (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 16, 1996).

4.1 Form of 8% Convertible Debenture due July 31, 1997 (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

4.2 Form of Certificate of Designation of Series A Convertible Preferred Stock, par value $.01 per share (Incorporated by reference to Exhibit
        4.1 to the Company's Current Report on Form 8-K, dated March 13, 1996).

10.1 1986 Stock Option Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 13, 1990).

10.2    Forms of Stock Option Agreements (Incorporated by reference to Exhibit
        10.6 to the Company's Registration Statement on Form S-1, dated July 24,
        1987).

10.3 Lease Agreement, dated January 16, 1987, between the Company and Powder Horn Associates (Incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

10.4 1992 Long-Term Incentive Plan (Incorporated by reference to Exhibit A to the Company's Proxy Statement, dated April 17, 1992).

10.5 1992 Non-Employee Directors' Incentive Plan (Incorporated by reference to Exhibit B to the Company's Proxy Statement, dated April 17, 1992).

10.6 Form of Option Agreements under the 1992 Long-Term Incentive Plan and 1992 Non- Employee Directors' Incentive Plan (Incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.7 License and asset purchase agreement dated June 17, 1994 between the Company and Sybron Chemicals, Inc. (Incorporated by reference to Exhibit
        10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.8 Agent's Warrant issued in connection with the placement of 8% Convertible Debentures (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
        1995).

10.9    Form of Registration Rights Agreement (Incorporated by reference to
        Exhibit 10.1 to the Company's Current Report on Form 8-K, dated March 13, 1996).

10.10 Agent's Warrant issued in connection with the placement of Series A Convertible Preferred Stock. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.11 Rights Agreement, dated as of September 16, 1996, between Celgene Corporation and American Stock Transfer & Trust Company (Incorporated by reference to the Company's Registration Statement on Form 8-A, filed on September 16, 1996).

10.12* Form of indemnification agreement between the Company and each officer and director of the Company.

23.1*   Consent of KPMG Peat Marwick LLP.

27.1*   Financial Data Schedule.


* Filed herewith