Form 10-K/A
period 1996-12-31
CELGENE CORP /DE/
filed 1997-04-30
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
     (Fee Required)

For the fiscal year ended December 31, 1996

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of
     1934 (No Fee Required)

For the transition period from         to

                    Commission File No. 0-16132

                    CELGENE CORPORATION
     (Exact name of registrant as specified in its charter)

     Delaware                                22-2711928
(State or other jurisdiction    (I.R.S. Employer Identification)
of incorporation or
organization)

7 Powder Horn Drive
Warren, New Jersey                                07059
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

                    Yes   X             No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ X ]

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1997:  $99,264,579

Number of shares of Common Stock outstanding as of March 1, 1997:
10,783,373

CELGENE CORPORATION
ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

Part III

Item No.                                               Page

10.  Directors and Executive Officers of the
     Registrant                                             3

11.  Executive Compensation                                 7

12.  Security Ownership of Certain Beneficial
     Owners and Management                                  12

13.  Certain Relationships and Related
     Transactions                                           13

Signatures                                                  14

Item 10. Directors and Executive Officers of the Registrant.


Name                Age       Position

John W. Jackson     52        Chairman of the Board and Chief
                                   Executive Officer
Sol J. Barer, Ph.D. 49        President, Chief Operating
                                   Officer, and a Director
Robert C. Butler    66        Senior Vice President and Chief
                                   Financial Officer
Frank T. Cary       76        Director
Arthur Hull
  Hayes,Jr.,M.D.    64        Director
Richard C.E. Morgan 52        Director
Walter L.
  Robb, Ph.D.       69        Director
Lee J. Schroeder    68        Director

     John W. Jackson has been Chairman of the Board and Chief Executive Officer of the Company since January 1996. Mr. Jackson was founder and President of Gemini Medical, a consulting firm which specialized in services and investment advice to start-up medical device and biotechnology companies, from February 1991 to January 1996. Previously, Mr. Jackson had been President of the worldwide Medical Device Division of American Cyanamid, a major pharmaceutical company, from February 1986 to January 1991 and served in various international positions, including Vice President-International for American Cyanamid from 1978 to 1986. Previously, Mr. Jackson served in several human health marketing positions at Merck & Company, a major pharmaceutical company, from 1971 to 1978.

     Sol J. Barer has been President of the Company since October 1993 and Chief Operating Officer and a director of the Company since March 1994. Dr. Barer was Senior Vice President - Science and Technology and Vice President/General Manager - Chiral Products of the Company from October 1990 to October 1993 and Vice President - Technology of the Company from September 1987 to October 1990. Dr. Barer received a Ph.D. in organic and physical chemistry from Rutgers University.

     Robert C. Butler has been Chief Financial Officer of the Company since July 1996. From 1988 to 1995, Mr. Butler served as Senior Vice President and Chief Financial Officer of International Paper Co., a manufacturer of paper, wood, and allied products. From 1979 to 1987, Mr. Butler served as Group Executive Vice President of the National Broadcasting Company. Mr. Butler is also a member of the Board of Directors of Carter Holt Harvey Ltd., a major New Zealand forest products company.

     Frank T. Cary has been Chairman of the Executive Committee of the Board of Directors of the Company since July 1990 and has been a director of the Company since 1989. From 1973 to 1981, Mr. Cary was Chairman of the Board and Chief Executive Officer of International Business Machines Corporation. Mr. Cary also is a director of Cygnus Therapeutic Systems Inc., ICOS Corporation, Lincare Inc., SPS Transaction Services, Inc., Lexmark International Inc., SEER Technologies, Inc., Vion Pharmaceuticals Inc. and Teltrend, Inc.

     Arthur Hull Hayes, Jr., a director of the Company since 1995, has been President and chief operating officer of MediScience Associates, Inc., a consulting organization that works with pharmaceutical firms, biomedical companies and foreign governments, since July 1991. Dr. Hayes has also been a partner in IssueSphere, a public affairs firm that focuses on health science issues, since November 1995, as well as a professor in medicine, pharmacology and family and community medicine at New York Medical College and clinical professor of medicine and pharmacology at the Pennsylvania State University College of Medicine. From 1986 to 1990, Dr. Hayes was President and Chief Executive Officer of E.M. Pharmaceuticals, a unit of E. Merck AG and from 1981 to 1983 was Commissioner of the U.S. Food and Drug Administration. Dr. Hayes also is a director of Myriad Genetics, Inc., NaPro BioTherapeutics, Inc. and Premier Research Worldwide.

     Richard C.E. Morgan, a director of the Company since 1987, is a founding member of Jackson Hole Management Company, Inc. and has been the Managing General Partner of Wolfensohn Partners, L.P., since 1986. Mr. Morgan also is Chairman of the Board of Directors and Chief Executive Officer of Lasertechnics, Inc.; a director of SEQUUS Pharmaceuticals, Inc.; Chairman of the Board of Directors of Quidel Corp., and a director of Indigo, N.V.

     Walter L. Robb, a director of the Company since 1992, has been a private consultant and President of Vantage Management Inc., a consulting and investor services company, since January 1993. Mr. Robb was Senior Vice President for Corporate Research and Development of General Electric Company, and a member of its Corporate Executive Council from 1986 to December 1992. Mr. Robb also is Chairman of the Board of Directors of Neopath, Inc. and a director of Marquette Medical Systems, Inc. and Cree Research Inc.

     Lee J. Schroeder, a director of the Company since 1995, has been President of Lee Schroeder & Associates, Inc., pharmaceutical business consultants, since 1985. Mr. Schroeder was President, Fox Meyer Lincoln, from 1983 to 1985. Mr. Schroeder was an Executive Vice President of Sandoz, Inc. from 1981 to 1983. Mr. Schroeder also is a director of Harris Technology Group, Inc., Bryan Memorial Hospital, MGI Pharmaceutical, Inc., Ascent Pharmaceuticals, and Interneuron Pharmaceuticals, Inc.

Key Employees

     David I. Stirling has been Executive Vice President - Pharmaceutical R&D since 1996. Dr. Stirling has served Celgene as Senior Vice President - Biological and Pharmaceutical R&D from 1993 to 1996, as Vice President - New Technology Chiral Products from 1991 to 1993 and in a variety of other research positions from 1986 to 1991. Previously Dr. Stirling was employed by Celanese Research from 1980 to 1986. Dr. Stirling received a Ph.D. in biochemistry from the University of Warwick.

     Steven D. Thomas has been Vice President - Pharmaceutical Development since 1992. Previously Dr. Thomas was a Business Unit Manager for Enzymatix Ltd. (Chiroscience PLC) from 1987 to 1992. Dr. Thomas received a Ph.D. in molecular enzymology from Southampton University.

     Maghsoud M. Dariani has been Vice President - Chiral
Pharmaceuticals of Celgene since 1996.  From 1986 to 1996 Mr.
Dariani served Celgene as a Director - Manufacturing &
Engineering/Chiral Products.  From 1979 to 1986 Mr. Dariani was a
Senior Development Engineer at Celanese Corporation. Mr. Dariani received an M.S. in Chemistry from the University of Massachusetts.

     Bruce A. Williams has been Vice President - Marketing and
Sales of Celgene since 1996. Previously, Mr. Williams was employed by Ortho Biotech Inc., a subsidiary of Johnson &
Johnson, where he held various positions from 1989 to 1996 including Executive Director - Marketing. From 1984 to 1989, Mr.
Williams held several posts at American Cyanamid Company.

     Sam Dryden has been Chairman of the Board of Celgro Corporation, a new operating unit of Celgene, since December 1996. He is also currently President of Big Stone Inc., a private venture investment and development firm, and Managing Partner of Big Stone Partners, a management advisory firm. Previously Mr. Dryden was a founder as well as a President and CEO of Agrigenetics Corporation, a biotechnology company focusing
on seeds, plants, and biocontrol.   He has also served in
management positions with Union Carbide Corporation.

     George W.J. Matcham has been Vice President - R&D for the Celgro unit since 1996. Dr. Matcham joined Celgene in 1988 and became Vice President of Chiral Amine Technology in 1991 and Vice President and General Manager of Chiral Products in 1993. Previously Dr. Matcham was a Senior Scientist and Project Leader for Shell Research Ltd., UK from 1981 to 1988. Dr. Matcham received a Ph.D. in microbial enzymology from the University of Wales and was Director of studies in Chemistry and a fellow of Emmanuel College of the University of Cambridge from 1979 to 1980.

     Jerome B. Zeldis has been Vice President - Medical Affairs of Celgene since March 1997. Since 1996, Dr. Zeldis has also been Associate Attending Physician at New York Hospital. From October 1995 to February 1997, Dr. Zeldis was a Director at Janssen Research Foundation, a division of Johnson & Johnson. In 1995, Dr. Zeldis was a Clinical Assistant Professor of Medicine, Cornell University Medical School. From 1994 to 1995, Dr. Zeldis was Assistant Associate Director at Sandoz Research Foundation. From 1990 to 1994, Dr. Zeldis was Clinical Research
Physician, Sacramento Medical Foundation, Center for Blood Research. From 1988 to 1994, Dr. Zeldis was Associate Professor of Medicine, University of California at Davis. From 1986 to 1988, Dr. Zeldis was Assistant Professor of Medicine at Harvard Medical School. Dr. Zeldis received a Ph.D. in Molecular Biophysics and Biochemistry at Yale University. Dr. Zeldis also graduated Yale Medical School with a M.D.

Election of Directors

     Each director holds office (subject to the Company's
By-Laws) until the next annual meeting of stockholders and until his successor has been elected and qualified. There are no family relationships between any of the directors and executive officers of the Company.

Board Committees and Membership

     The Company has an Executive Committee of the Board of Directors, whose current members are Frank T. Cary, Chairman, Sol
J. Barer, John W. Jackson and Richard C. E. Morgan. The Executive Committee held one meeting in 1996. The Executive Committee has and may exercise all of the powers and authority of the full Board of Directors of the Company, subject to certain exceptions.

     The Company has an Audit Committee of the Board of Directors, consisting entirely of outside directors, the current members of which are Walter L. Robb, Chairman, Frank T. Cary, Richard C. E. Morgan, and Lee J. Schroeder. The Audit Committee held one meeting in 1996. The Board of Directors has delegated to the Audit Committee the following duties: reviewing with the independent auditors the plans and results of the audit engagement; reviewing the adequacy, scope, and results of the internal accounting controls and procedures; reviewing the degree of independence of the auditors; reviewing the auditors' fees; and recommending the engagement of auditors to the full Board of Directors.

     The Company has a Management Compensation and Development
Committee (the "Compensation Committee") of the Board of Direc-

tors, whose current members are Richard C.E. Morgan, Chairman, Frank T. Cary, Walter L. Robb, and Lee J. Schroeder. The Compensation Committee held two meetings in 1996. The Compensation Committee has (i) the full power and authority to interpret the provisions and supervise the administration of the Company's 1986 Stock Option Plan and 1992 Long-Term Incentive Plan and to grant options outside of these plans and (ii) the authority to review all matters relating to the personnel of the Company.

     The Company does not have a nominating committee. The Board of Directors held six meetings during 1996. During 1996, all of the directors attended more than 75% of the aggregate of (i) the total number of meetings of the Board of Directors and (ii) the total number of meetings of all committees of the Board on which such director served.

Item 11.Executive Compensation.

                    SUMMARY COMPENSATION TABLE

     The following table sets forth information about the compensation paid, or payable, by the Company for services rendered in all capacities to the Chief Executive Officer of the Company and each of the most highly paid executive officers of the Company who earned more than $100,000, for each of the last three fiscal years in which such officers were executive officers for all or part of the year.

                    Annual                   Long-Term
                 Compensation               Compensation
               _____________________    ___________________

                                   Other   Restricted  Securities
 Name and                          Annual  Stock       Underlying
  Principal                        Compen- Award(s)    Options
Position                           sation                          All Other
               Year  Salary Bonus  $       $                #    Compensation
__________     _____ _______       _____   _____________    ____________  ____________

John W.
  Jackson    1996  243,429(1)105,625(2) 4,750(3)0       250,000        0
Chairman and
Chief Executive
 Officer

Sol J.
  Barer,
  Ph.D       1996  216,667    50,000    4,750(3)    0    72,500        0
President
  and        1995  200,000         0       0        0    54,080        0
  Chief
  Operating  1994  197,000         0       0        0    30,0000       0
  Officer

(1) Mr. Jackson commenced his employment with the Company on January 11, 1996.
(2) Mr. Jackson's bonus consisted of $50,000 in cash and 5,000 shares of unrestricted stock, valued at $55,625 on the date of grant.
(3) Reflects matching contributions under the Company's 401K plan.

Employment Agreements and Termination of Employment Arrangements

     Sol J. Barer, President and Chief Operating Officer of the Company, is a party to an employment agreement with the Company that expired on October 31, 1996. Pursuant to such agreement, Dr. Barer currently receives an annual salary of $235,000, subject to increase upon annual review by the Compensation Committee. Except under certain circumstances, the Company may not terminate this agreement without 12 months' prior notice to Dr. Barer. Additionally, pursuant to Dr. Barer's employment agreement, he will be entitled to receive a cash payment equal to
2.99 times his base salary in the event of the termination of Dr. Barer's employment as a result of (i) his disability, (ii) the occurrence of certain events subsequent to a change in control of the Company (as defined in such agreement), or (iii) certain material breaches by the Company of such agreement.

     John W. Jackson, Chairman and Chief Executive Officer of the Company, is party to a letter agreement with the Company concerning his employment. Pursuant to such letter agreement, Mr. Jackson currently receives an annual salary of $270,000, subject to increase upon annual review by the Compensation Committee. Except under certain circumstances, the Company may not terminate this agreement without 12 months' prior notice to Mr. Jackson.

     If during the two-year period following a change in control (as defined in the Company's 1992 Long-Term Incentive Plan) of the Company, (i) there is a change in an employee's title or a significant change in the nature or scope of his employment or duties and such person terminates his employment within 90 days following such change or (ii) an employee's employment by the Company is terminated without cause (as defined), then all of the options held by such employee then outstanding will become immediately and fully exercisable, and all restrictions applicable to restricted stock automatically will terminate.

Stock Options

     The following table contains information concerning the grant of options under the Company's 1992 Long-Term Incentive Plan to each of the named executive officers of the Company during the year ended December 31, 1996. No stock appreciation rights ("SARS") were granted in 1995.

OPTION GRANTS IN LAST FISCAL YEAR

           Individual Grants
                     Percent of                            Potential Realizable
           Number of    Total                              Value at Assumed
           Securities   Options                            Annual Rates of
           Underlying  Granted to       Exercise           Stock Appreciation
           Options   Employees in       Price   Expiration  for Option Term
           Granted   Fiscal Year(2)     ($/Share) Date(3)    5%        10%
Name       (#)(1)

John W.
 Jackson   250,000         39.7%        $13.06   1/10/06  $2,053,341 $5,203,569
Sol J.
  Barer     72,500         11.5%        $16.75   2/21/06  $  763,714 $1,935,401
________________________________

(1)        All options granted in 1996 were granted pursuant to
           the Company's 1992 Long-Term Incentive Plan.  The
           grant to Mr. Jackson is exercisable in annual
           increments of 33 1/3% of the total grant, beginning
           on the date of grant. The grant to Dr. Barer is also
           exercisable in annual increments of 33 1/3% of the
           total grant, beginning on the first anniversary of the
           date of grant.   All options were granted at the fair
           market value of Common Stock on the effective date of grant.

(2) The total number of options granted to employees in 1996 was 629,037.

(3) Each option is subject to earlier termination if the officer's employment with the Company is terminated.

           The following table sets forth information for each of the named executive officers with respect to the value of options exercised during the year ended December 31, 1996 and the value of outstanding and unexercised options held as of December 31, 1996. There were no SARs exercised during 1996 and none were outstanding as of December 31, 1996.












           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES

                               Number of
                               Securities   Underlying  Value of Unexercised
           Shares              Unexercised  Options     In-the-Money Options
           Acquired  Value     at December 31, 1996     at December 31, 1996(1)
           on        Realized
Name       Exercise
             ($)      ($)     Exercisable Unexercisable Exercisable Unexercis.
John W.
 Jackson     --      --         83,333      166,667         $0        $0
Sol J. Barer --      --        167,820       80,000     $512,620 $27,188

________________________________________

(1) Represents the difference between the closing market price of the Common Stock as reported by Nasdaq on December 31, 1996 of $11.125 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options.

Compensation Committee Report

     The Compensation Committee determines the Company's executive compensation policies. The Compensation Committee determines the compensation of the Company's executive officers and approves and oversees the administration of incentive compensation programs for all employees including executive officers. The Compensation Committee is composed solely of outside directors.

     Executive Compensation Policies and Programs

     The Company's executive compensation program is part of a company-wide program covering all employees. The program's goals are to attract, retain, and motivate employees, and it utilizes incentives such that employees and stockholders share the same risks. The compensation program is designed to link compensation to performance. A portion of each employee's compensation relates to the grant of stock options, and such grants are based on the successful attainment of strategic corporate, business unit, and individual goals. As the Company has not as yet attained significant commercial revenues, goals are set which relate to the successful attainment of strategic events.

     The Company does not have a pension plan or other capital accumulation program. Grants of stock options are therefore of great importance to executives as well as all employees. Any long-term value to be derived from such grants will be consistent with stockholder gains.

     Executive and employee compensation includes salary, employment-related benefits, and long-term incentive compensa-

tion:

     Salary. Salaries are set competitively relative to the chemical, biotechnology, and pharmaceutical industries -- indus-

tries with which the Company competes for its highly skilled personnel. Individual experience and performance is considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual goals.

     Benefits. All employees are eligible for similar benefits, such as health, disability, and life insurance.

     Long-Term Incentive Compensation. An incentive compensation program is established annually. The purpose of this program is to provide financial incentives to executives and employees to achieve annual corporate, business unit, and indi-

vidual goals. The incentive program also aligns executive and employee interests with those of stockholders by using grants of stock options. Such grants vest over time thereby encouraging continued employment with the Company. The size of grants is tied to comparative biotechnology industry practices. To determine such comparative data, the Company relies on outside compensation consultants, the Company's auditors, and third party industry surveys.

     Under the Company's 1996 incentive program, it was agreed, subject to the achievement of certain goals in 1996 by the Company, that the Company would grant at a future date options to purchase shares of common stock. A similar incentive program has been designed for 1997 based on attainment of corporate, business unit, and individual goals. The program is open to all regular full-time employees, other than the executive officers of the Company.

     Chief Executive Officer Compensation. Pursuant to Mr. Jackson's arrangement with the Company entered into on January 11, 1996, Mr. Jackson received an annualized base salary of $250,000 for 1996. Mr. Jackson also received a bonus of $105,000 pursuant for 1996. Mr. Jackson's long-term incentive derived from the grant of stock options to purchase 250,000 shares of Common Stock awarded to him at the time he began serving as Chief Executive Officer. Factors considered in determining Mr. Jackson's bonus included the successful attainment of several important milestones in the development of the Company's products, as well comparisons to total compensation packages of chief executive officers at corporations within the Company's industry that are of comparable size.


                         Members of the Compensation Committee

                         Richard C.E. Morgan, Chairman
                         Frank T. Cary
                         Walter L. Robb
                         Lee J. Schroeder


Compensation Committee Interlocks and Insider Participation

     The current members of the Compensation Committee are Richard C. E. Morgan, Chairman, Frank T. Cary, Walter L. Robb, and Lee J. Schroeder. Each is an outside director of the Company.

Director Compensation

     Directors do not receive salaries or cash fees for serving as directors nor do they receive any cash compensation for serving on committees; however, all members of the Board of Directors who are not employees of the Company ("Non-Employee Directors") are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1995 Non-Employee Directors' Plan (the "1995 Directors' Plan").

     The 1995 Directors' Plan was adopted by the Board of Directors on April 5, 1995, and approved by the Company's stockholders at the 1995 Annual Meeting of Stockholders. The 1995 Directors' Plan provides for the granting to Non-Employee Directors of non-qualified options to purchase an aggregate of not more than 250,000 shares (subject to adjustment in certain circumstances) of Common Stock.

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

     Upon the date of each Annual Meeting of Stockholders, each Non-Employee Director is granted a non-qualified option to purchase 10,000 shares of Common Stock (or a pro rata portion thereof if the director did not serve the entire year since the date of the last annual meeting). These options vest in full on the date of the first Annual Meeting of Stockholders held following the date of the grant, assuming the Non-Employer Director is a director on that date.

     All options granted pursuant to the 1995 Directors' Plan will expire no later than 10 years from the date of grant and no options may be granted after June 16, 2005. If a Non-Employee Director terminates his service on the Board of Directors for any reason, options which were exercisable on the date of termination and which have not expired may be exercised at any time until the date of expiration of such options. In addition, if there is a change of control and within two years thereafter, a director is removed without cause (as defined) or is not nominated for election by the Company's stockholders, all unvested portions of a stock option will automatically vest.

     In 1996, pursuant to the 1995 Directors' Plan, each of Messrs. Cary, Hayes, Morgan, Robb and Schroeder received an option to purchase 10,000 shares of Common Stock at an exercise price of $15.00 per share, the fair market value of the stock on the date of the grant.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     The table below sets forth the beneficial ownership of the Common Stock as of March 31, 1997 (i) by each director, (ii) by each of the executive officers named in the "Summary Compensation Table," (iii) by all directors and executive officers of the Company as a group, and (iv) by all persons known by the Board of Directors to be beneficial owners of more than five percent of the outstanding shares of Common Stock.

                                             Amount and Nature of     Percent of
Name                Position                 Beneficial Ownership     Class(1)

John W. Jackson     Chairman of the Board and     184,066(2)(3)          1.7%
                    Chief Executive Officer
Sol J. Barer, Ph.D  President, Chief Operating    192,001(2)(3)          1.7%
                    Officer, and a Director
Robert C. Butler    Senior Vice President and       5,000(2)              *
                    Chief Financial Officer
Frank T. Cary       Director                       76,000(2)              *
Arthur Hull
  Hayes,Jr.,M.D.    Director                        5,000(2)              *
Richard C.E. Morgan Director                      305,055(2)(4)          2.8%
Walter L. Robb, Ph.D.    Director                  52,000(2)              *
Lee J. Schroeder    Director                       16,000(2)              *
All directors and
current executive
officers of the
Company as a group
(eight persons)                                   835,122(5)             7.4%

Donald P. Moriarty(6)
c/o McGrath, Doyle & Phair
150 Broadway
New York, New York  10038                         925,500                8.6%
Citadel Limited Partnership(7)                    709,923                6.6%

____________
* Less than one percent (1%).

(1)  Based on 10,783,373 shares outstanding as of March 31, 1997.

(2) Includes shares of Common Stock which the directors and executive officers had the right to acquire through the exercise of options within 60 days of March 6, 1997, as follows: John W. Jackson - 166,666; Sol J. Barer - 191,986; Frank T. Cary - 51,000; Arthur Hull Hayes, Jr. - 5,000; Richard C.E. Morgan - 46,000 shares; Walter L. Robb - 24,000, and Lee J. Schroeder - 16,000. Does not include shares of Common Stock which the directors and executive officers had the right to acquire through the exercise of options not exercisable within 60 days of March 6, 1997, as follows: John
     W. Jackson - 83,334; Sol J. Barer - 55,834; Robert C. Butler - 50,000; Frank T. Cary - 20,000; Arthur Hull Hayes, Jr. - 25,000; Richard C.E. Morgan - 20,000; Walter L. Robb - 20,000, and Lee Schroeder - 20,000.

(3) Includes as to Mr. Jackson 400 shares owned by the son of Mr. Jackson, as to which shares Mr. Jackson disclaims beneficial ownership; includes as to Dr. Barer 15 shares owned by the daughter of Dr. Barer, as to which shares Dr. Barer disclaims beneficial ownership.

(4) Includes 252,055 shares of Common Stock owned by Wolfensohn Associates L.P., of which Wolfensohn Partners L.P. is the general partner. Mr. Morgan is a general partner of Wolfensohn Partners L.P. Mr. Morgan's indirect pecuniary interest in these shares of Common Stock, within the meaning of Rule 16a-1(a)(2)(ii)(B) under the Securities Exchange Act of 1934, is significantly less than the amount disclosed. Mr. Morgan otherwise disclaims beneficial ownership of such shares of Common Stock owned by Wolfensohn Associates L.P.

(5)  Includes or excludes, as the case may be, shares of Common
     Stock as indicated in the preceding footnotes.

(6)  Information regarding Donald P. Moriarty was obtained from a
     Schedule 13D, as amended, filed by him with the Securities and Exchange Commission. Such Schedule 13D states that Mr. Moriarty is deemed to be the beneficial owner of and to have sole dispositive power over the 925,500 shares of Common Stock, and that such shares are held by Mr. Moriarty, his family members, and Twin Oaks Partners, a partnership in which he is a general partner.

(7) Information regarding Citadel Limited Partnership ("Citadel") was obtained from a Schedule 13D, as amended, filed by it with the Securities and Exchange Commission. Such Schedule 13D states that it relates to shares of Common Stock that are issuable to Nelson Partners, Ltd., a Bermuda exempted general partnership ("Nelson"), and Olympus Securities, Ltd., a Bermuda corporation ("Olympus"), upon conversion of 8% Convertible Debentures, upon conversion of shares of Series A Convertible Preferred Stock, and upon exercise of warrants issued in connection with the Company's exercise of its right to defer conversion of the Preferred Stock under certain circumstances. The Schedule 13D also states that Citadel is the managing general partner of Nelson, and the trading manager for Olympus, and thus may be deemed to be the indirect beneficial owner of the shares of Common Stock reported on the
     Schedule 13D, but that Citadel has no beneficial ownership interest in any of the funds or property of Nelson or Olympus, except for Citadel's interest as a general partner of Nelson.

Item 13.  Certain Relationships and Related Transactions.

     None.


                         Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    CELGENE CORPORATION



                    By   /s/ John W. Jackson
                         John W. Jackson
                         Chairman of the Board and
                              Chief Executive Officer

Date:  April 29, 1997