Form 10-Q
period 1997-03-31
CELGENE CORP /DE/
filed 1997-05-15
CIK 816284

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

Commission File Number 0-16132


                               CELGENE CORPORATION
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                              22-2711928
------------------------------------      ----------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification
                                               Number)

7 Powder Horn Drive, Warren, NJ                             07059
---------------------------------------                  ----------
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

                                 Yes _x__ No ___

At April 30, 1997, 11,554,814 shares of Common Stock, and 188 shares of Series A Convertible Preferred Stock, par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q





                                                         Page No.
PART I   FINANCIAL INFORMATION


Item I   Unaudited Condensed Financial Statements

         Condensed Balance Sheets as of
         March 31, 1997 (unaudited)
         and December 31, 1996                             3


         Unaudited Condensed Statements of
         Operations - Three-Month Periods Ended
         March 31, 1997 and 1996                           4

         Unaudited Condensed Statements of
         Cash Flows - Three-Month Periods Ended
         March 31, 1997 and 1996                           5

         Notes to Unaudited Condensed Financial
         Statements                                        7


Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations    10



PART II  OTHER INFORMATION                                13

         Signatures                                       14

PART I - FINANCIAL INFORMATION
Item 1 -  Condensed Financial Statements

                               CELGENE CORPORATION
                            CONDENSED BALANCE SHEETS

                           ASSETS
                                                  Mar 31, 1997      Dec 31, 1996
                                                  ------------      ------------
                                                  (Unaudited)
Current assets:
  Cash and cash equivalents                        $  2,944,371    $    922,961
  Marketable securities available
    for sale                                          9,603,996      16,892,023
  Accounts receivable                                   675,186         378,595
  Other current assets                                  439,194         635,841
                                                   ------------    ------------

      Total current assets                           13,662,747      18,829,420

  Plant and equipment, net                            1,932,612       1,940,615
  Deferred costs                                         72,331         126,577
  Other assets                                           41,250          41,250
                                                   ------------    ------------

                                                   $ 15,708,940    $ 20,937,862
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  1,182,214    $  1,552,674
  Accrued expenses                                      922,899         881,604
                                                   ------------    ------------

      Total current liabilities                       2,105,113       2,434,278

  Convertible debentures                              2,026,043       2,026,043
  Convertible debentures - accrued
    interest                                            458,475         412,532
                                                   ------------    ------------

      Total liabilities                               4,589,631       4,872,853
                                                   ------------    ------------

Stockholders' equity:

     Preferred stock, par value $.01 per
       share. Authorized 5,000,000 shares
       Series A convertible, redeemable,
       cumulative preferred; issued and
       outstanding 210 shares and 267 shares
       at March 31, 1997, and December 31,
       1996, respectively; includes
       $546,404 and $533,416 accretion at
       March 31, 1997 and December 31, 1996,
       respectively                                  11,046,404      13,883,416
     Common stock, par value $.01 per share.
       Authorized 20,000,000 shares; issued
       10,929,794 and 10,611,422 shares at
       March 31, 1997 and December 31,
       1996, respectively                               109,298         106,114
     Additional paid-in capital                      97,754,994      94,770,176
     Unamortized deferred compensation -
       restricted stock                                    --            (1,133)
     Accumulated deficit                            (97,691,192)    (92,599,039)
     Net unrealized gain on marketable
       securities available for sale                         44           5,714
    Common stock in treasury, at cost
       29,985 shares at March 31,1997
       and December 31, 1996                           (100,239)       (100,239)
                                                   ------------    ------------
Total stockholders' equity                           11,119,309      16,065,009
                                                   ------------    ------------
                                                   $ 15,708,940    $ 20,937,862
                                                   ============    ============



                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                              Three Month Period Ended March 31
                                              ---------------------------------
                                                      1997             1996
                                                      ----             ----

Revenues:

  Chirally pure intermediates                     $    504,898      $   516,505
  Research contracts                                   249,999          150,000
                                                  ------------      -----------
  Total revenues                                       754,897          666,505


Expenses:

  Cost of goods sold                                   210,964          269,522
  Research and development                           4,272,747        2,737,966
  Selling, general and administrative                1,366,410          659,484
                                                  ------------      -----------
  Total expenses                                     5,850,121        3,666,972
                                                  ------------      -----------

Operating loss                                    ($ 5,095,224)     ($3,000,467)

Interest income                                        208,234          152,302
Interest expense                                        68,379          109,660
                                                  ------------      -----------
Net loss                                            (4,955,369)      (2,957,825)


Accretion of premium payable on
  preferred stock                                      136,783           76,447
                                                  ------------      -----------

Net loss applicable to common
  shareholders                                    ($ 5,092,152)     ($3,034,272)
                                                  ============      ===========

Net loss applicable to common
  shareholders per share of common
  stock                                           ($       .47)     ($      .34)
                                                  ============      ===========

Weighted average number of shares of
  common stock outstanding                          10,816,000        9,001,000
                                                  ============      ===========





                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)



                                              Three-month Period Ended March 31,
                                              ----------------------------------
                                                     1997               1996
                                                     ----               ----
Operating activities:
Net loss                                          ($ 4,955,369)    ($ 2,957,825)

Non-cash items:
  Depreciation and amortization                        260,923          225,003
  Amortization of deferred compensation                  1,133            2,550
  Interest on convertible debentures                    68,379          109,660
Change in current assets and liabilities:
  Decrease in accounts payable
    and accrued expenses                              (329,165)        (603,586)
  Increase in accounts receivable                     (296,591)        (195,553)
  Increase (Decrease) in other
    current assets                                     175,723         (180,738)
                                                  ------------     ------------
    Net cash used in operating activities         ($ 5,074,967)    ($ 3,600,489)

Investment activities:
    Capital expenditures                              (198,675)        (119,174)
    Proceeds from sales and maturities of
      marketable securities available for
      sale                                          19,659,766       11,563,415
    Purchase of marketable securities
      available for sale                           (12,377,409)     (32,128,630)
                                                  ------------     ------------
   Net cash provided by (used in)
      investment activities                          7,083,682      (20,684,389)

Financing activities:
Net proceeds from exercise of common
    stock options                                       12,695          226,612
Net proceeds from sale of preferred stock                   --       23,829,625
                                                  ------------     ------------
Net cash provided by financing activities               12,695       24,056,237
                                                  ------------     ------------

Net change in cash and cash equivalents           $  2,021,410     ($   228,641)
                                                  ------------     ------------
Cash and cash equivalents at
    beginning of period                                922,961          337,165
                                                  ------------     ------------
Cash and cash equivalents at end of
    period                                        $  2,944,371     $    108,524
                                                  ============     ============

Non-cash investing activities:
Net change in net, unrealized
gain(loss) on securities
available for sale                                $     (5,670)    $     69,825
                                                  ============     ============



                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOW (Continued)
                                   (Unaudited)



                                              Three-Month Period Ended March 31,
                                              ----------------------------------
                                                          1997           1996
                                                          ----           ----

Non-cash financing activities:
Issuance of common stock upon the
   conversion of convertible
   debentures and accrued interest
   thereon, net                                     $        --       $2,079,718
                                                    ===========       ==========

Issuance of common stock upon the
   conversion of convertible
   preferred stock and accrued
   accretion thereon, net                           $ 2,975,306       $       --
                                                    ===========       ==========

Issuance of common stock upon
   exercise of options through the
   return of previously outstanding
   common stock                                     $        --       $   99,996
                                                    ===========       ==========

Accretion of premium payable on
   preferred stock                                  $   136,783       $   76,447
                                                    ===========       ==========







                 See accompanying notes to financial statements

                               CELGENE CORPORATION
                Notes to Unaudited Condensed Financial Statements
                                 March 31, 1997

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

2.   Series A Convertible Preferred Stock

     On March 13, 1996, in a private placement, the Company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at an issue price of $50,000 per share. The Company received net proceeds, after offering costs, of $23,829,625. The Preferred Stock, plus accretion at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. The average closing price per share of common stock for the seven trading days immediately prior to March 31, 1997 was $8.03. The Company may redeem the shares in increments of no less than $1.5 million, on thirty business days written notice to the stockholders, at a price that equals a specified premium, ranging from 120% to 130%, of the purchase price plus dividends. Under certain conditions, upon receipt of a conversion notice from the holder, the Company has the right (i) to redeem shares presented for conversion, or (ii) to defer conversion for 90 days in exchange for warrants to purchase additional shares of common stock as specified in the Certificate of Designation of Series A Preferred Stock. Any shares of Series A Convertible Preferred Stock outstanding on March 13, 1998 shall be converted automatically into common stock on such date at the conversion price then in effect. The holders of Preferred Stock have no voting rights.

     A registration statement covering the shares of Common Stock of the Company underlying the Preferred Stock was filed and declared effective on June 10, 1996. Through March 31, 1997 the Company had accrued $1,013,018 representing accretion of premium on the Preferred Stock of which $546,404 relates to preferred shares not yet tendered for conversion.

     As of March 31, 1997, 293 shares (as of May 12, 1997, 341 shares) of the Series A Preferred Stock, with their respective accrued accretion, had been converted into 1,705,148 (2,154,657 at May 12, 1997) shares of common stock. As of March 31, 1997 the Company had issued warrants that entitle certain stockholders of the Series A Preferred Stock to purchase 153,507 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance.

3.   Convertible Debentures

     During 1995, the Company sold in a private placement offering, 8% convertible debentures due July 31, 1997 in the aggregate principal amount of $12,000,000, and received net proceeds, after offering costs, of $11,022,570. The recorded value of the debentures at the date of issuance was discounted to produce a market interest rate approximating 13.5%. Such debentures are convertible into common stock of the Company at the option of either the holders thereof or the Company. The holders of the convertible debentures may convert the debentures into common stock of the Company at a conversion price that varies and is based upon the market price (as defined) of the common stock on the date of conversion.

     During the quarter ended March 31, 1997, there were no conversions of convertible debentures. As of March 31, 1997, convertible debentures in the aggregate principal amount of $9,750,000, plus accrued interest, had been converted into a total of 1,268,597 shares of common stock. No interest was paid in cash. The Company has classified the debentures at March 31, 1997 as a long-term liability since it has the ability and intent to convert them into common stock.

     Subsequent to the end of the first quarter, the balance of the convertible debenture was converted into 441,248 shares of common stock. The full amount of the convertible debenture, plus accrued interest, converted into a total of 1,709,845 shares of common stock.

4.   Marketable Securities Available for Sale

     Marketable securities available for sale at March 31, 1997 include debt securities with maturities ranging from April, 1997 to April, 1998.

     A summary of marketable securities at March 31, 1997 is as follows:

                                           Gross          Gross         Estimated
                                         Unrealized     Unrealized        Fair
                         Cost               Gain          Loss           Value
                      ----------         ----------     ----------      ---------
Commercial
paper                 $4,574,574           --           ($353)          $4,574,221

Corporate
bonds                 $4,029,334          $416           --             $4,029,750

Certificates
of deposit            $1,000,044           --           ($ 19)          $1,000,025
                      ----------          ----          -----           ----------

Total                 $9,603,952          $416          ($372)          $9,603,996
                      ==========          ====          =====           ==========

The net change in the gross unrealized gain for the quarter ended March 31, 1997 was a decrease of $5,670. The proceeds from sales for the quarter ended March 31, 1997 included gross realized gains and losses of $71 and $21 respectively.

The commercial paper rating is A1P1 or better, the corporate bonds are A rated or better, and the certificate of deposit is rated A1P1.

PART I - FINANCIAL INFORMATION
ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three-month period ended March 31, 1997 vs.
Three-month period ended March 31, 1996

         Total revenues. The Company's total revenues for the three months ended March 31, 1997 increased by 13% to approximately $755,000 from approximately $667,000 in the same period of 1996.

         Chirally pure intermediate revenues. Chirally pure intermediate revenues for the three months ended March 31, 1997 decreased by 2% to approximately $505,000 from approximately $517,000 in the same period of 1996. The decrease in chirally pure intermediate revenues was due primarily to the sporadic nature of orders.

         Research contract revenues. Research contract revenues for the three months ended March 31, 1997 increased by 67% to approximately $250,000 from $150,000 for the same period of 1996. This increase was primarily due to an increase in R&D support from a major multinational agrochemical customer.

         Cost of goods sold. Cost of goods sold in the three months ended March 31, 1997 decreased by 22% to approximately $211,000 from approximately $270,000 in the same period of 1996. This decrease in cost of goods sold was due primarily to lower raw materials cost.

         Research and development expenses. Research and development expenses for the three months ended March 31, 1997 increased by 56% to approximately $4.3 million from approximately $2.7 million in the same period in 1996. This increase was due to an increase of approximately $900,000 of expenses associated with the Company's immunotherapeutic and SYNOVIR(R) program, $400,000 of expenses associated with the new Celgro(TM) subsidiary and $300,000 of expenses associated with the chiral pharmaceutical development program. The major factors contributing to the increased cost of the Company's immunotherapeutic and SYNOVIR(R) programs resulted from increases in the following expense categories: preclinical and clinical trial expenses, approximately $266,000; manufacturing costs for developmental quantities of SYNOVIR(R), approximately $261,000; personnel related expenses, approximately $249,000; and other ongoing research expenses, approximately $124,000. The major components contributing to the increased costs of the new Celgro(TM) division are personnel related expenses, approximately $183,000; facilities related spending, approximately $85,000; and other on-going research expenses, approximately $132,000. The higher costs associated with the Company's chiral pharmaceutical program are due primarily to higher preclinical and clinical trial expenses, approximately $120,000; personnel related costs, approximately $79,000; and other on-going research expenses, approximately $101,000.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 1997 increased by 119% to approximately $1.4 million from approximately $700,000 in the three month period ended March 31, 1996. This increase was primarily due to the formation of a small Sales and Marketing group and associated expenses for market research and the development of a launch program and materials, approximately $280,000; a Medical Affairs department, approximately $40,000 (both in anticipation of the SYNOVIR(R) launch upon approval by the FDA); higher insurance costs, approximately $120,000; higher personnel related expenses, approximately $200,000; and other administrative expenses, approximately $60,000.

         Interest income and interest expense. Interest income for the three month period ended March 31, 1997 increased by 37% to approximately $208,000 from approximately $152,000 in the same period of 1996. This increase was attributable to higher average cash balances in 1997 due to the $23.8 million of net proceeds from the Series A Convertible Preferred Stock offering in March 1996. Interest expense for three month period ended March 31, 1997 decreased by 38% to approximately $68,000 from approximately $110,000. This decrease was due to the conversion to equity of a substantial portion of the 8% Convertible Debentures.

         Net loss. The net loss for the three month period ended March 31, 1997 increased by 68% to approximately $5.0 million from approximately $3.0 million in the same period of 1996. This increase was due primarily to higher spending on the immunotherapeutics and Synovir programs, the creation of the Celgro(TM) subsidiary, and the continued development of the chiral pharmaceutical programs.

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

         In July 1995, the Company issued and sold in a private placement offering $12.0 million aggregate principal amount of 8% Convertible Debentures due July 31, 1997 for total net proceeds, after offering costs, of approximately $11.0 million. As of May 12, 1997, the entire $12.0 million principal amount of the 8% Convertible Debentures had been converted into Common Stock. In March 1996, the Company issued and sold in a private placement offering 503 shares of Series A Convertible Preferred Stock at $50,000 per share, for total gross proceeds of approximately $25.2 million and net proceeds, after offering costs, of approximately $23.8 million. See Notes 2 and 3 to the Financial Statements.

         The Company's net working capital at March 31, 1997, decreased by 30% to approximately $11.5 million from approximately $16.4 million at December 31, 1996. This decrease in working capital was due primarily to the use of cash to fund operations. The Company's net working capital at March 31, 1997 consisted principally of cash, cash equivalents, and marketable securities.

         Cash and cash equivalents increased by $2,021,000 in the three months ended March 31, 1997. This increase was due to shifting certain investments out of marketable securities and into short-term mutual funds.

         The Company's rate of spending may increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations, the Company needs to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional funds, the Company believes that its current financial resources could fund operations based on reduced levels of research and development and administrative activities through 1997.


Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"), which is effective as of December 31, 1997. This standard changes the way companies compute EPS to require all companies to show "basic" and "dilutive" EPS and is to be retroactively applied, including each 1997 interim quarter. The statement is not expected to have a material effect on the calculation of EPS.

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

PART  II  -  OTHER INFORMATION

Item 1.- None

Item 2.- None

Item 3.- None

Item 4.- None

Item 5.- None

Item 6.- Exhibits

         27 Financial Data Schedule - Article 5 for first quarter
            Form 10-Q.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION



    DATE        May 14, 1997          BY  /s/John W. Jackson
                ----------------      --------------------------
                                         John W. Jackson
                                         Chairman of the Board
                                         Chief Executive Officer



    DATE        May 14, 1997          BY  /s/Sanford Kaston
                ----------------      --------------------------
                                          Sanford Kaston
                                          Controller
                                          (Chief Accounting Officer)