Form 10-Q
period 1997-06-30
CELGENE CORP /DE/
filed 1997-08-14
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


               Delaware                                 22-2711928
------------------------------------------      ----------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification
                                                     Number)

    7 Powder Horn Drive, Warren, NJ                       07059
------------------------------------------      ----------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: 732-271-1001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _x__ No ___

At August 8, 1997, 12,316,231 shares of Common Stock, 92 shares of Series A Convertible Preferred Stock, and 5,000 shares of Series B convertible Preferred Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I      FINANCIAL INFORMATION


Item I          Unaudited Condensed Financial Statements

                Condensed Balance Sheets as of
                June 30, 1997 (unaudited)
                and December 31, 1996                                      3

                Unaudited Condensed Statement of                           4
                Operations - Six Month Periods Ended
                June 30, 1997 and 1996

                Unaudited Condensed Statements of
                Operations - Three-Month Periods Ended
                June 30 1997 and 1996                                      5

                Unaudited Condensed Statements of
                Cash Flows - Six-Month Periods Ended
                June 30, 1997 and 1996                                     6

                Notes to Unaudited Condensed Financial
                Statements                                                 8

Item 2          Management's Discussion and Analysis of
                Financial Condition and Results of Operations             13

PART II     OTHER INFORMATION                                             18

                Signatures                                                22

PART I - FINANCIAL INFORMATION
Item 1 -  Condensed Financial Statements

                               CELGENE CORPORATION
                            CONDENSED BALANCE SHEETS

         ASSETS                                                       June 30, 1997               Dec 31, 1996
         ------                                                  ----------------------           -------------
                                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                                         $   6,357,867                $     922,961
   Marketable securities available
         for sale                                                        4,588,917                   16,892,023
   Accounts receivable                                                     980,552                      378,595
   Other current assets                                                    742,293                      635,841
                                                                     -------------                -------------
         Total current assets                                           12,669,629                   18,829,420
   Plant and equipment, net                                              1,986,298                    1,940,615
   Deferred costs                                                               --                      126,577
   Other assets                                                             79,167                       41,250
                                                                     -------------                -------------
                                                                     $  14,735,094                $  20,937,862
                                                                     =============                =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $   2,172,208                $   1,552,674
   Accrued expenses                                                      1,439,021                      881,604
                                                                     -------------                -------------
         Total current liabilities                                       3,611,229                    2,434,278
Convertible debentures                                                          --                    2,026,043
Convertible debentures - accrued interest                                       --                      412,532
                                                                     -------------                -------------
         Total liabilities                                               3,611,229                    4,872,853
                                                                     -------------                -------------
Stockholders' equity:
   Preferred stock
         Series A convertible, redeemable, 4.9%
         cumulative preferred, par value $.01 per
         share. Authorized 5,000 shares issued
         and outstanding 120 shares and 267
         shares at June 30, 1997, and December 31,
         1996, respectively; includes
         $385,838 and $533,416 accretion at
         June 30, 1997 and December 31, 1996,
         respectively                                                    6,385,838                   13,883,416
         Series B Convertible, redeemable, 9 %
         cumulative preferred, par value $.01 per share
         Authorized 20,000 shares; issued and
         outstanding 5,000 shares at
         June 30, 1997; includes $85,817
         accretion of deemed dividend and
         warrants at June 30, 1997                                       4,132,740                           --
   Common stock, par value $.01 per share
         Authorized 20,000,000 shares; issued
         12,094,386 and 10,611,422 shares
         at June 30, 1997 and December 31,
         1996, respectively                                                120,944                      106,114
   Additional paid-in capital                                          105,014,853                   94,770,176
   Unamortized deferred compensation -
         restricted stock                                                       --                       (1,133)
   Accumulated deficit                                                (104,430,581)                 (92,599,039)
   Net unrealized gain on marketable
         securities available for sale                                         310                        5,714
   Common stock in treasury, at cost
         29,985 and 24,271 shares at
         29,985 shares at June 30,1997
         and December 31, 1996                                            (100,239)                    (100,239)
                                                                     -------------                -------------
Total stockholders' equity                                              11,123,865                   16,065,009
                                                                     -------------                -------------
                                                                     $  14,735,094                $  20,937,862
                                                                     =============                =============


                See accompanying notes to financial statements.

                                                  CELGENE CORPORATION
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)




                                                                         Six Month Period Ended June 30,
                                                                         -------------------------------
                                                                          1997                         1996
                                                                          ----                         ----
Revenues:
   Chirally pure intermediates                                       $     759,740                $   1,018,805
   Research contracts                                                      635,082                      335,000
                                                                     -------------                -------------
   Total revenues                                                        1,394,822                    1,353,805

Expenses:
   Cost of goods sold                                                      462,269                      448,615
   Research and development                                              9,109,591                    6,320,423
   Selling, general and administrative                                   3,527,208                    1,366,545
                                                                     -------------                -------------
   Total expenses                                                       13,099,068                    8,135,583
                                                                     -------------                -------------

Operating loss                                                       ($ 11,704,246)               ($  6,781,778)

Interest income                                                            342,781                      630,665
Interest expense                                                            94,489                      308,850
                                                                     -------------                -------------
Net loss                                                               (11,455,954)                  (6,459,963)

Accretion of premium payable on
   Preferred Stock Series A and B                                          316,021                      382,200

Accretion of deemed dividend and
   fair value of warrants
   on Series B Preferred Stock                                              59,567                           --
                                                                     -------------                -------------

Net loss applicable to common
   shareholders                                                      ($ 11,831,542)               ($  6,842,163)
                                                                     =============                =============

Net loss applicable to common
   shareholders per share of common
   stock                                                             ($       1.05)               ($        .75)
                                                                     =============                =============

Weighted average number of shares of
   common stock outstanding                                             11,284,000                    9,079,000
                                                                     =============                =============

                See accompanying notes to financial statements.

                                                  CELGENE CORPORATION
                                           CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)


                                                                         Three Month Period Ended June 30,
                                                                         ---------------------------------
                                                                          1997                        1996
                                                                          ----                        ----
Revenues:
  Chirally pure intermediates                                        $     254,842                $     502,300
  Research contracts                                                       385,083                      185,000
                                                                     -------------                -------------
  Total revenues                                                           639,925                      687,300

Expenses:
  Cost of goods sold                                                       251,305                      179,093
  Research and development                                               4,836,844                    3,582,457
  Selling, general and administrative                                    2,160,798                      804,994
                                                                     -------------                -------------
  Total expenses                                                         7,248,947                    4,566,544
                                                                     -------------                -------------

Operating loss                                                       ($  6,609,022)               ($  3,879,244)
Interest income                                                            134,547                      478,363
Interest expense                                                            26,110                      101,257
                                                                     -------------                -------------
Net loss                                                                (6,500,585)                  (3,502,138)

Accretion of premium payable on
  Preferred Stock Series A and B                                           179,238                      305,753

Accretion of deemed dividend
  and fair value of warrants
  on Series B Preferred Stock                                               59,567                           --
                                                                     -------------                -------------

Net loss applicable to common
  shareholders                                                       ($  6,739,390)               ($  3,807,891)
                                                                     =============                =============

Net loss applicable to common
  shareholders per share of common
  stock                                                              ($        .58)               ($        .42)
                                                                     =============                =============

Weighted average number of shares of
  common stock outstanding                                              11,766,000                    9,079,000
                                                                     =============                =============

                See accompanying notes to financial statements.

                                                     CELGENE CORPORATION
                                              CONDENSED STATEMENTS OF CASH FLOW
                                                         (Unaudited)



                                                                            Six-month Period Ended June 30,
                                                                            -------------------------------
                                                                         1997                          1996
                                                                         ----                          ----
Operating activities:
--------------------
Net loss                                                             ($ 11,455,954)               ($  6,459,963)

Non-cash items:
     Depreciation and amortization                                         535,431                      449,005
     Amortization of deferred compensation                                   1,133                        3,684
     Interest on convertible debentures                                     94,489                      174,712
     Issuance of stock award                                                55,625                           --
Change in current assets and liabilities:
     Increase (Decrease) in accounts
       payable and accrued expenses                                        975,190                     (374,066)
     Increase in accounts receivable                                      (601,957)                    (331,259)
     Increase in other current assets                                     (143,171)                    (580,539)
                                                                     -------------                -------------
     Net cash used in operating activities                           ($ 10,539,214)               ($  7,118,426)

Investment activities:
Capital expenditures                                                      (454,537)                    (638,166)
Proceeds from sales and maturities of
     marketable securities available for
     sale                                                               32,036,330                   77,602,229
Purchase of marketable securities
     available for sale                                                (19,738,628)                 (93,174,641)
                                                                     -------------                -------------
Net cash provided by (used in)
     investment activities                                              11,843,165                  (16,210,578)

Financing activities:
Net proceeds from exercise of common
     stock options                                                          12,695                      233,026
Redemption of Series A Preferred Stock                                    (722,490)                          --
Net proceeds from sale of preferred stock                                4,840,748                   23,829,625
                                                                     -------------                -------------
Net cash provided by financing activities                                4,130,953                   24,062,651
                                                                     -------------                -------------

Net change in cash and cash equivalents                              $   5,434,904                $     733,647
                                                                     -------------                -------------
Cash and cash equivalents at
beginning of period                                                        922,961                      337,165
                                                                     -------------                -------------
Cash and cash equivalents at end of
     period                                                          $   6,357,865                $   1,070,812
                                                                     =============                =============

Non-cash investing activities:
Net change in net, unrealized
gain(loss) on securities
available for sale                                                   $       5,404                $       8,404
                                                                     =============                =============

                See accompanying notes to financial statements.

                               CELGENE CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOW (Continued)
                                   (Unaudited)



                                                                        Six-Month Period Ended June 30,
                                                                        -------------------------------
                                                                         1997                        1996
                                                                         ----                        ----
Non-cash financing activities:
Issuance of common stock upon the
   conversion of convertible
   debentures and accrued interest
   thereon, net                                                      $   2,331,303                $   2,566,323
                                                                     =============                =============

Issuance of common stock upon the
   conversion of Series A Convertible
   Preferred Stock and accretion
   thereon, net                                                      $   7,066,057                $     912,445
                                                                     =============                =============

Issuance of common stock upon
   exercise of options through the
   return of previously outstanding
   common stock                                                      $          --                $      99,996
                                                                     =============                =============

Accretion of premium payable on
   Preferred Stock Series A and B                                    $     316,021                $     382,200
                                                                     =============                =============


Accretion of deemed dividend and
   warrants on Series B Preferred
   Stock                                                             $      59,567                $          --
                                                                     =============                =============

                 See accompanying notes to financial statements

                               CELGENE CORPORATION
                Notes to Unaudited Condensed Financial Statements
                                  June 30, 1997

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

2.   Series B Convertible Preferred Stock

     On June 9, 1997, the Company completed a $20 million private placement financing agreement with Chancellor LGT Asset Management, Inc. ("Chancellor"). The Company consummated $5 million of this financing through the sale and issuance of 5,000 shares of Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock") at a purchase price of $1,000 per share on June 9, 1997. The Company received net proceeds, after offering costs of $4,840,748. Subject to the satisfaction of certain conditions, the Company may, at its option, during specified periods ending June 9, 1998, issue and sell to such purchasers up to an additional 15,000 shares of Series B Preferred Stock, at an aggregate purchase price of $15 million, in increments of $5 million (5,000 shares). With respect to the 3rd and 4th increments ($10 million) certain FDA approvals are necessary before Chancellor is obligated to buy the additional Series B Preferred Stock.

     The Company has filed with the Securities and Exchange Commission, a Registration Statement on Form S-3 (Registration No. 333-32115, declared effective August 6, 1997) with respect to the resale of shares of common stock issuable upon conversion of the Series B Preferred Stock and agreed to use its best efforts to keep such Registration Statement effective until such date as all of the shares of Common Stock issuable upon conversion of Series B Preferred Stock have been resold, or until such time as all of the shares held by the Series B Selling Stockholders can be sold immediately without compliance with the registration requirement of the Securities Act pursuant to Rule 144.

     Chancellor entered into an agreement with the Company not to offer, sell, pledge, hypothecate or otherwise dispose of any shares of Common Stock during any Lock-Up Period, which commenced on June 9, 1997 and expires as to 50% of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock upon the earlier of (A) June 1, 1998 or (B) the receipt by the Company of a letter from the FDA granting accelerated approval of the Company's New Drug Application to market SYNOVIR(R) for any indication, and expiring as to 100% of such shares of Common Stock upon the earlier of (X) June 1, 1999 or (Y) any date on which, pursuant to the terms of the Certificate of Designation, the Closing Price for any fifteen (15) consecutive trading days is at or above 150% of the Conversion Price then in effect.

     Each Selling Stockholder who purchased Series B Preferred Stock also agreed
     (i)to enter into customary lock-up agreements in connection with any future underwritten public offerings of the Common Stock by the Company, (ii) that, for so long as it owns Series B Preferred Stock it will not enter into, directly or indirectly, any hedge, put position, short position, or other similar instrument or position with respect to any equity security of the Company; and (iii) not to offer, sell or otherwise dispose of any equity securities of the Company during the ten-day period preceding the date on which the Conversion Price for Series B Preferred may be adjusted.

     The Series B Preferred, plus dividends at the rate of 9% per year, compounded quarterly, subject to certain restrictions, is convertible into Common Stock at the Conversion Rate, as follows:

          Conversion Rate =     Original Series B Issue Price + Accretion
                                -----------------------------------------
                                              Conversion Price

     The Conversion Price shall equal $6.50 (the "Initial Conversion Price"); provided, however, that the Conversion Price may be reset on each Reset Date as described in the following two paragraphs.

     A "Reset Date" shall mean one or more of the following dates, if on any such date(s) the average Closing Price (as defined below) for the ten (10) trading days ending on such Reset Date is lower than the Initial Conversion Price (or the Conversion Price as reset in accordance with this paragraph):

               (i) the dates of the Second Closing, Third Closing or Fourth Closing (all as defined in the Securities Purchase Agreement dated June 9, 1997 between the Company and Chancellor;

              (ii)     June 1, 1998; and

             (iii) July 9, 2002, with respect to the Shares of Series B Preferred Stock that have not been redeemed.

     Upon the occurrence of a Reset Date, the Conversion Price shall thereafter equal the average Closing Price for the ten (10) trading days ending on such reset Date(s); provided, however, that if the Conversion Price in effect on any Date of Conversion is lower than the Floor Price in effect on such Date of Conversion, then the Conversion Price shall equal the Floor Price for such Date of Conversion. For conversions occurring prior to June 2, 1998, the Floor Price shall be $6.00; for conversions occurring on a Date of Conversion on or after June 2, 1998 and prior to June 2, 1999, the Floor Price shall be $5.00; for conversions occurring on a Date of Conversion on or after June 2, 1999 and prior to June 9, 2002, the Floor Price shall be $3.575. For conversions occurring on a Conversion Date on or after June 9, 2002, there shall be no Floor Price.

     Each outstanding share of Series B Preferred generally shall automatically be converted into Common Stock on the later of (a) June 2, 1998 or (b) the date on which the Company receives a letter from the United States Food & Drug Administration granting accelerated approval of the Company's New Drug Application to market SYNOVIR for the AIDS/cachexia indication, at the Conversion Price in effect on the date of such automatic conversion; provided, however, that Automatic Conversion shall not occur prior to June 2, 1998 unless the average Closing Price for the 15 trading days prior to the date of automatic conversion is equal to or above the Floor Price then in effect and the Common Stock continues to be listed for quotation and trading on the Nasdaq National Market. Any outstanding shares on June 2, 1999 shall be automatically converted into common stock at any point after that date regardless of any FDA approval if the average closing price for 15 trading days prior to the date of automatic conversion exceeds 200% of the closing price then in effect.

     The Series B Preferred Stock ranks senior to the other equity securities of the Company. Subject to certain restrictions, each share of Series B Preferred issued and outstanding shall have the number of votes equal to the number of shares of Common Stock into which it shall have been convertible as of the record date of the stockholders' meeting at which action is proposed to be taken. The holders of Series B Preferred Stock and the holders of Common Stock generally shall vote together as one class upon all matters submitted to stockholders for a vote. The holders representing 75% or more of the outstanding shares of Series B Preferred Stock, voting as a single class, generally will be required to authorize the incurrence of indebtedness or the issuance of securities having a preference over, or on parity with, the Series B Preferred. The holders representing a majority of the outstanding shares of Series B Preferred Stock, voting as a single class, generally will be required: (a) to effect a sale or transfer of all or substantially all of the Company's assets or to effect a merger which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power of the Company's capital stock after the transaction; (b) to declare any dividend or make any other distribution other than as contemplated in the Certificate of Incorporation of the Company; (c) to acquire for more than $5,000,000 in cash or Celgene securities, assets or stock in any other company; or (d) to enter into any corporate event that could be considered a "liquidation" or sale of the Company (except for bankruptcy).

     Upon request of the purchasers of the Series B Preferred (but no later than June 1, 1998) (in either case, the "Issuance Date"), the Company will issue warrants to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price in effect on the Issuance Date (230,769 warrants as of June 30, 1997) plus (ii) 37.5% of the Conversion Shares issuable on such Issuance Date upon conversion of all shares of Series B Preferred Stock issued through the Issuance Date (288,461 warrants as of June 30, 1997). All such warrants will have a term of four years from the Issuance Date and an exercise price equal to 115% of the Conversion Price in effect on the Issuance Date. The fair value of warrants at the issuance date was $1.28 per warrant.

     Through June 30, 1997 the Company had accrued $85,817 representing accretion of the deemed dividend and value of warrants and the 9% cumulative dividend on the Series B Preferred Stock. The deemed dividend represents the difference between the Series B Preferred Stock conversion price and the Company's Common Stock fair market value at the date of issuance. The deemed dividend and the fair value of the warrants will be accreted over the lock-up period subject to the acceleration contingencies. If such contingencies are met, the unaccreted amount will be fully recognized at that time. The unaccreted amount at June 30, 1997 was approximately $894,000.

3.   Series A Convertible Preferred Stock

     On March 13, 1996, in a private placement, the Company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), at an issue price of $50,000 per share. The Company received net proceeds, after offering costs, of $23,829,625. The Preferred Stock, plus accretion at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. The average closing price per share of common stock for the seven trading days immediately prior to June 30, 1997 was $8.03. The Company may redeem the shares in increments of no less than $1.5 million, on thirty business days written notice to the stockholders, at a price that equals a specified premium, ranging from 120% to 130%, of the purchase price plus dividends. Under certain conditions, upon receipt of a conversion notice from the holder, the Company has the right (i) to redeem shares presented for conversion, or (ii) to defer conversion for 90 days in exchange for warrants to purchase additional shares of common stock as specified in the Certificate of Designation of Series A Preferred Stock. Any shares of Series A Preferred Stock outstanding on March 13, 1998 shall be converted automatically into common stock on such date at the conversion price then in effect. The holders of Preferred Stock have no voting rights. In exchange for the Company agreeing to reduce the maximum conversion price to $8.50 per share of common stock from $18.81 per share of common stock holders of 58 shares of the Series A Preferred Stock have agreed to a lock-up through December 1, 1997.

     A registration statement covering the shares of Common Stock of the Company underlying the Series A Preferred Stock was filed and declared effective on June 10, 1996. Through June 30, 1997 the Company had accrued $1,190,746 representing accretion of premium on the Series A Preferred Stock of which $385,838 relates to preferred shares not yet tendered for conversion.

     As of June 30, 1997, 383 shares (as of August 11, 1997, 411 shares) of the Series A Preferred Stock, with their respective accrued accretion, had been redeemed or converted into 2,423,492 (2,645,337 at August 11, 1997) shares of common stock. As of June 30, 1997 the Company had issued warrants that entitle certain stockholders of the Series A Preferred Stock to purchase 162,203 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance.

4.   Convertible Debentures

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

     During the quarter ended June 30, 1997, the convertible debenture fully converted. As of June 30, 1997, convertible debentures in the aggregate principal amount of $12,000,000, plus accrued interest, had been converted into a total of 1,709,845 shares of common stock. No interest was paid in cash.

5.   Marketable Securities Available for Sale

     Marketable securities available for sale at June 30, 1997 include debt securities with maturities ranging from July, 1997 to April, 1998.

     A summary of marketable securities at June 30, 1997 is as follows:

                                                 Gross                   Gross                  Estimated
                                               Unrealized              Unrealized                 Fair
                          Cost                    Gain                    Loss                    Value
                  ---------------------    -------------------     -------------------    ----------------------
    Corporate
    bonds              $2,502,238                 $      315                      --            $2,502,553

    Commercial
    paper              $2,086,369                         --              ($       5)           $2,086,364
                       ----------                 ----------              ----------            ----------

    Total              $4,588,607                 $      315              ($       5)           $4,588,917
                       ==========                 ==========              ==========            ==========

The net change in the gross unrealized gain for the period ended June 30, 1997 was an increase of $13,448. The proceeds from sales for the quarter ended June 30, 1997 included gross realized gains and losses of $254 and $290 respectively.

The commercial paper rating is A1P1 or better and the corporate bonds are A-rated or better.

PART I - FINANCIAL INFORMATION ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Six-month period ended June 30, 1997 vs.
Six-month period ended June 30, 1996

         Total revenues. The Company's total revenues for the six months ended June 30, 1997 increased by 3% to approximately $1,395,000 from approximately $1,354,000 in the same period of 1996.

         Chirally pure intermediate revenues. Chirally pure intermediate revenues for the six months ended June 30, 1997 decreased by 25% to approximately $760,000 from approximately $1,019,000 in the same period of 1996. The decrease in chirally pure intermediate revenues was due primarily to the sporadic nature of orders.

         Research contract revenues. Research contract revenues for the six months ended June 30, 1997 increased by 90% to approximately $635,000 from $335,000 for the same period of 1996. This increase was primarily due to an increase in R&D support from BASF, a major multinational agrochemical customer.

         Cost of goods sold. Cost of goods sold in the six months ended June 30, 1997 increased by 3% to approximately $462,000 from approximately $449,000 in the same period of 1996. The increase in cost of goods sold was due primarily to the fixed nature of certain manufacturing costs.

         Research and development expenses. Research and development expenses for the six months ended June 30, 1997 increased by 44% to approximately $9.1 million from approximately $6.3 million in the same period in 1996. This increase was due primarily to an increase of approximately $1.6 million of expenses associated with the Company's immunotherapeutic and SYNOVIR(R) program, $859,000 of expenses associated with the new Celgro(TM) subsidiary and $527,000 of expenses associated with the chiral pharmaceutical development program. The major factors contributing to the increased cost of the Company's immunotherapeutic and SYNOVIR(R) programs resulted from increases in the following expense categories: manufacturing costs for developmental quantities of SYNOVIR(R), approximately $739,000; personnel related expenses, approximately $443,000; preclinical and clinical trial expenses and expenses associated with preparing an NDA, approximately $177,000; and other ongoing research expenses, approximately $241,000. The major components contributing to the increased costs of the new Celgro(TM) division are personnel related expenses, approximately $468,000; facilities related spending, approximately $193,000; and other on-going research expenses, approximately $198,000. The higher costs associated with the Company's chiral pharmaceutical program are due primarily to higher preclinical and clinical trial expenses, approximately $267,000; personnel related costs, approximately $118,000; and other on-going research expenses, approximately $142,000.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 1997 increased by 158% to approximately $3.5 million from approximately $1.4 million in the six month period ended June 30, 1996. This increase was primarily due to the formation of a small sales and marketing group and associated expenses for market research and the development of a launch program and materials, approximately $825,000; a Medical Affairs department, approximately $136,000 (both in anticipation of the SYNOVIR(R) launch upon approval by the FDA); higher legal fees, approximately $226,000; costs associated with the formation of the Celgro subsidiary, approximately $209,000; higher insurance costs, approximately $119,000; higher personnel related expenses, approximately $371,000; and other administrative expenses, approximately $215,000.

         Interest income and interest expense. Interest income for the six month period ended June 30, 1997 decreased by 47% to approximately $343,000 from approximately $631,000 in the same period of 1996. This decrease was attributable to lower average cash balances in 1997. Interest expense for six month period ended June 30, 1997 decreased by 69% to approximately $94,000 from approximately $309,000. This decrease was due to the conversion to equity of the remaining 8% Convertible Debentures.

         Net loss. The net loss for the six month period ended June 30, 1997 increased by 77% to approximately $11.5 million from approximately $6.5 million in the same period of 1996. This increase was due primarily to higher spending on the immunotherapeutics and Synovir programs, the creation of the Celgro(TM) subsidiary, and the continued development of the chiral pharmaceutical programs.

Three-month period ended June 30, 1997 vs.
Three-month period ended June 30, 1996

         Total revenues. The Company's total revenues for the three months ended June 30, 1997 decreased by 7% to approximately $640,000 from approximately $687,000 in the same period of 1996.

         Chirally pure intermediate revenues. Chirally pure intermediate revenues for the three months ended June 30, 1997 decreased by 49% to approximately $255,000 from approximately $502,000 in the same period of 1996. The decrease in chirally pure intermediate revenues was due primarily to the sporadic nature of orders.

         Research contract revenues. Research contract revenues for the three months ended June 30, 1997 increased by 108% to approximately $385,000 from $185,000 for the same period of 1996. This increase was primarily due to an increase in R&D support from BASF, a major multinational agrochemical customer.

         Cost of goods sold. Cost of goods sold in the three months ended June 30, 1997 increased by 40% to approximately $251,000 from approximately $179,000 in the same period of 1996. This increase in cost of goods sold was due primarily to the fixed nature of certain manufacturing costs.

         Research and development expenses. Research and development expenses for the three months ended June 30, 1997 increased by 35% to approximately $4.8 million from approximately $3.6 million in the same period in 1996. This increase was due to an increase of approximately $700,000 of expenses associated with the Company's immunotherapeutic and SYNOVIR(R) program, $400,000 of expenses associated with the new Celgro(TM) subsidiary, $300,000 of expenses associated with the chiral pharmaceutical development program partially offset by lower expenses associated with the chiral intermediate program, approximately $200,000. The major factors contributing to the increased cost of the Company's immunotherapeutic and SYNOVIR(R) programs resulted from increases in the following expense categories: manufacturing costs for developmental quantities of SYNOVIR(R), approximately $580,000; personnel related expenses, approximately $225,000; and other ongoing research expenses, approximately $25,000 partially offset by lower preclinical and clinical trial expenses, $175,000. The major components contributing to the increased costs of the new Celgro(TM) division are personnel related expenses, approximately $247,000; facilities related spending, approximately $120,000; and other on-going research expenses, approximately $33,000. The higher costs associated with the Company's chiral pharmaceutical program are due primarily to higher preclinical and clinical trial expenses, approximately $216,000; personnel related costs, approximately $44,000; and other on-going research expenses, approximately $40,000.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 1997 increased by 168% to approximately $2.2 million from approximately $800,000 in the three month period ended June 30, 1996. This increase was primarily due to the formation of a small sales and marketing group and associated expenses for market research and the development of a launch program and materials, approximately $543,000; a Medical Affairs department, approximately $97,000 (both in anticipation of the SYNOVIR(R) launch upon approval by the FDA); higher personnel related expenses, approximately $266,000; higher legal expenses, approximately $203,000; higher recruiting and consulting fees, approximately $110,000; and other administrative expenses, approximately $180,000.

         Interest income and interest expense. Interest income for the three month period ended June 30, 1997 decreased by 72% to approximately $135,000 from approximately $478,000 in the same period of 1996. This decrease was attributable to lower average cash balances in 1997. Interest expense for three month period ended June 30, 1997 decreased by 74% to approximately $26,000 from approximately $101,000. This decrease was due to the conversion to equity of the remaining portion of the 8% Convertible Debentures.

         Net loss. The net loss for the three month period ended June 30, 1997 increased by 86% to approximately $6.5 million from approximately $3.5 million in the same period of 1996. This increase was due primarily to higher spending on the immunotherapeutics and Synovir programs, the creation of the Celgro(TM) subsidiary, and the continued development of the chiral pharmaceutical programs.


Liquidity and Capital Resources

         Since inception, the Company has financed its working capital requirements primarily through private and public sales of its debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, and revenues from product sales. The Company has raised approximately $81.0 million in net proceeds from two public and three private offerings, including its initial public offering in July 1987.

         In July 1995, the Company issued and sold in a private placement offering $12.0 million aggregate principal amount of 8% Convertible Debentures due July 31, 1997 for total net proceeds, after offering costs, of approximately $11.0 million. As of June 30, 1997, the entire $12.0 million principal amount of the 8% Convertible Debentures had been converted into Common Stock. In March 1996, the Company issued and sold in a private placement offering 503 shares of Series A Convertible Preferred Stock at $50,000 per share, for total gross proceeds of approximately $25.2 million and net proceeds, after offering costs, of approximately $23.8 million. In June, 1997 the Company issued and sold in a private placement offering 5,000 shares of Series B Convertible Preferred Stock at $1,000 per share, for total gross proceeds of $5.0 million and net proceeds, after offering costs, of approximately $4.8 million. The Company's Series B Preferred Stock purchase agreement provides for the sale of an additional $15 million of Series B Preferred Stock in $5 million increments through June 2, 1998, at the Company's option. The third and fourth increments ($10 million) are subject to certain FDA approvals. The second $5 million is available to the Company after October 1, 1997. See Notes 2, 3 and 4 to the Financial Statements.

         The Company's net working capital at June 30, 1997, decreased by 45% to approximately $9.1 million from approximately $16.4 million at December 31, 1996. This decrease in working capital was due primarily to the use of cash to fund operations. The Company's net working capital at June 30, 1997 consisted principally of cash, cash equivalents, and marketable securities.

         Cash and cash equivalents increased by $5,435,000 in the six months ended June 30, 1997. This increase was due to shifting certain investments out of marketable securities and into short-term mutual funds.

         The Company's rate of spending may increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations, the Company may need to seek additional capital resources beyond the Series B Preferred stock financing. However, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional funds, the Company believes that its current financial resources could fund operations based on reduced levels of research and development and administrative activities through 1997.

Recently Issued Accounting Standards

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"), which is effective as of December 31, 1997. This standard changes the way companies compute EPS to require all companies to show "basic" and "dilutive" EPS and is to be retroactively applied, including each 1997 interim quarter. The statement is not expected to have a material effect on the Company's calculation of EPS.

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

PART  II  -  OTHER INFORMATION

Item 1.- None

Item 2.- Changes in Securities

On June 9, 1997, the Company announced that it had negotiated a $20 million private placement financing agreement with Chancellor LGT Asset Management, Inc. ("Chancellor") on behalf of certain Chancellor clients. The Company consummated $5 million of this financing through the sale and issuance of 5,000 shares of Series B Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock") at a purchase price of $1,000 per share on June 9, 1997. Subject to the satisfaction of certain conditions, the Company may, at its option, during specified periods ending June 9, 1998, issue and sell to such purchasers up to an additional 15,000 shares of Preferred Stock, at an aggregate purchase price of $15 million, in increments of 5,000 shares, or $5 million.

The Company agreed to file, and has filed, with the Securities and Exchange Commission, a Registration Statement on Form S-3 (Registration No. 333-32115, declared effective August 6, 1997) with respect to the resale of shares of common stock issuable upon conversion of the Preferred Stock and agreed to use its best efforts to keep such Registration Statement effective until such date as all of the shares of Common Stock have been resold, or such time as all of the shares held by the Series B Selling Stockholders can be sold immediately without compliance with the registration requirement of the Securities Act pursuant to Rule 144.

Each Selling Stockholder that purchased Series B Preferred Stock from the Company entered into an agreement with the Company not to offer, sell, pledge, hypothecate or otherwise dispose of any shares of Common Stock during any Lock-Up Period, which commenced on June 9, 1997 and expires as to 50% of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock upon the earlier of (A) June 1, 1998 or (B) the receipt by the Company of a letter from the FDA granting accelerated approval of the Company's New Drug Application to market SYNOVIR(R) for any indication, and expiring as to 100% of such shares of Common Stock upon the earlier of (X) June 1, 1999 or (Y) any date on which, pursuant to the terms of the Certificate of Designation, the Closing Price for any fifteen (15) consecutive trading days is at or above 150% of the Conversion Price then in effect.

          Each Selling Stockholder who purchased Series B Preferred Stock also agreed (i)to enter into customary lock-up agreements in connection with any future underwritten public offerings of the Common Stock by the Company, (ii) that, for so long as it owns Series B Preferred Stock (i) it will not enter into, directly or indirectly, any hedge, put position, short position, or other similar instrument or position with respect to any equity security of the Company; and (iii) not to offer, sell or otherwise dispose of any equity securities of the Company during the ten-day period preceding the date on which the Conversion Price for Series B Preferred may be adjusted.

The Series B Preferred, plus dividends at the rate of 9% per year, compounded quarterly, subject to certain restrictions, is convertible into Common Stock at the Conversion Rate, as follows:

          Conversion Rate =     Original Series B Issue Price + Accretion
                                -----------------------------------------
                                            Conversion Price

The Conversion Price shall equal $6.50 (the "Initial Conversion Price"); provided, however, that the Conversion Price may be reset on each Reset Date as described in the following two paragraphs.

A "Reset Date" shall mean one or more of the following dates, if on any such date(s) the average Closing Price (as defined below) for the ten (10) trading days ending on such Reset Date is lower than the Initial Conversion Price (or the Conversion Price as reset in accordance with this paragraph):

              (i) the dates of the Second Closing, Third Closing or Fourth Closing (all as defined in the Securities Purchase Agreement dated June 9, 1997 between the Company and the purchasers of the Series B Preferred (the "Series B Purchase Agreement");

             (ii)     June 1, 1998; and

            (iii) July 9, 2002, with respect to the Shares of Preferred Stock that have not been redeemed.

Upon the occurrence of a Reset Date, the Conversion Price shall thereafter equal the average Closing Price for the ten (10) trading days ending on such reset Date(s); provided, however, that if the Conversion Price in effect on any Date of Conversion is lower than the Floor Price in effect on such Date of Conversion, then the Conversion Price shall equal the Floor Price for such Date of Conversion. For conversions occurring prior to June 2, 1998, the Floor Price shall be $6.00; for conversions occurring on a Date of Conversion on or after June 2, 1998 and prior to June 2, 1999, the Floor Price shall be $5.00; for conversions occurring on a Date of Conversion on or after June 2, 1999 and prior to June 9, 2002, the Floor Price shall be $3.575. For conversions occurring on a Conversion Date on or after June 9, 2002, there shall be no Floor Price.

Each outstanding share of Series A Preferred generally shall automatically be converted into Common Stock on the later of (a) June 2, 1998 or (b) the date on which the Company receives a letter from the United States Food & Drug Administration granting accelerated approval of the Company's New Drug Application to market SYNOVIR for the AIDS/cachexia indication, at the Conversion Price in effect on the date of such automatic conversion; provided, however, that Automatic Conversion shall not occur prior to June 2, 1998 unless the average Closing Price for the 15 trading days prior to the date of automatic conversion is equal to or above the Floor Price then in effect and the Common Stock continues to be listed for quotation and trading on the Nasdaq National Market.

Subject to certain restrictions, each share of Series B Preferred issued and outstanding shall have the number of votes equal to the number of shares of Common Stock into which it shall have been convertible as of the record date of the stockholders' meeting at which action is proposed to be taken. The holders of Series B Preferred Stock and the holders of Common Stock generally shall vote together as one class upon all matters submitted to stockholders for a vote. The holders representing 75% or more of the outstanding shares of Series B Preferred Stock, voting as a single class, generally will be required to authorize the incurrence of indebtedness or the issuance of securities having a preference over, or on parity with, the Series B Preferred. The holders representing a majority of the outstanding shares of Series B Preferred Stock, voting as a single class, generally will be required: (a) to effect a sale or transfer of all or substantially all of the Company's assets or to effect a merger which results in the holders of the Company's capital stock prior to the transaction owning less than 50% of the voting power of the Company's capital stock after the transaction; (b) to declare any dividend or make any other distribution other than as contemplated in the Certificate of Incorporation of the Company; (c) to acquire for more than $5,000,000 in cash or Celgene securities, assets or stock in any other company; or (d) to enter into any corporate event that could be considered a "liquidation" or sale of the Company (except for bankruptcy).

Upon request of the purchasers of the Series B Preferred (but no later than June 1, 1998) (in either case, the "Issuance Date"), the Company will issue warrants to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price in effect on the Issuance Date (230,769 warrants as of June 30, 1997) plus (ii) 37.5% of the Conversion Shares issuable on such Issuance Date upon conversion of all shares of Series B Preferred Stock issued through the Issuance Date (288,461 warrants as of June 30, 1997). All such warrants will have a term of four years from the Issuance Date and an exercise price equal to 115% of the Conversion Price in effect on the Issuance Date.

Item 3.- None

Item 4.- Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 24, 1997. At this meeting stockholders of the Company were asked to vote for the election of directors, and act upon the proposals,(i) to approve the amendment of the Corporation's 1992 Long-Term Incentive Plan to increase the number of shares of the Company's common stock that may be issued pursuant to stock incentives granted under such Plan from 1,000,000 to 1,400,000;(ii) to amend the Celgene Corporation 1995 Non-Employee Directors' Plan to increase the number of shares of the Company's common stock that may be issued pursuant to stock incentives granted under such Plan from 250,000 to 350,000; and (iii) to ratify the appointment of KPMG Peat Marwick LLP as the independent certified public accountants of the Company for the year ending December 31, 1997. All nominated directors were elected, the proposal to amend the Corporation's 1992 Long-Term Incentive Plan was approved, the proposal to amend the Corporation's 1995 Non-Employee Directors' Plan was approved, and the proposal regarding the appointment of auditors was approved, by the following votes:

A.    Election of Directors:

       Name                                                     Number of Shares
                                     -----------------------------------------------------------------------
                                                For                      Withheld        Abstained
       John W. Jackson                       7,995,581                    298,792            -
       Sol J. Barer                          7,995,581                    298,792            -
       Frank T. Cary                         7,998,781                    295,592            -
       Richard C. E. Morgan                  8,000,881                    293,492            -
       Walter L. Robb                        8,000,881                    293,492            -
       Lee J. Schroeder                      7,994,181                    300,192            -
       Arthur Hull Hayes, Jr.                7,994,181                    299,992            -

B.   Adoption of the amendment to the Corporation's 1992 Long-Term Incentive
     Plan:

                                                                Number of Shares
                                     -----------------------------------------------------------------------
                                                For                      Against         Abstained
                                             7,605,700                  620,749               67,924

C.   Adoption of the amendment to the Corporation's 1995 Non-Employee Directors'
     Plan:

                                                                Number of Shares
                                     -----------------------------------------------------------------------
                                                For                      Against         Abstained
                                             7,593,895                  622,254               78,224

D.   Appointment of Auditors:

                                                                Number of Shares
                                     -----------------------------------------------------------------------
                                                For                      Against         Abstained
                                              8,204,608                  50,619               39,146

Item 5.  None

Item 6.  Exhibits

A.         27   Financial Data Schedule - Article 5 for second quarter
                Form 10-Q.

B.      Current report on Form 8K filed on June 10, 1997 with respect to
        Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CELGENE CORPORATION



DATE    August 14, 1997               BY    /s/John W. Jackson
        -----------------------------      -------------------------------------
                                            John W. Jackson
                                            Chairman of the Board
                                            Chief Executive Officer



DATE    August 14, 1997               BY    /s/Sanford Kaston
        -----------------------------       ------------------------------------
                                            Sanford Kaston
                                            Controller
                                            (Chief Accounting Officer)