Form 10-Q
period 1997-09-30
CELGENE CORP /DE/
filed 1997-11-14
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                                          OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                        22-2711928
 ---------------------------------------                  ----------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification Number)

     7 Powder Horn Drive, Warren, NJ                              07059
 ---------------------------------------                  ----------------------
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

                                 Yes _x__ No ___

At November 12, 1997, 13,189,596 shares of Common Stock and 76 shares of Series A Convertible Preferred Stock, par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
PART I      FINANCIAL INFORMATION


Item I          Unaudited Condensed Financial Statements

                Condensed Balance Sheets as of
                September 30, 1997 (unaudited)
                and December 31, 1996                                       3

                Condensed Statement of                                      4
                Operations - Nine-Month Periods Ended
                September 30, 1997 and 1996 (unaudited)

                Condensed Statements of
                Operations - Three-Month Periods Ended
                September 30, 1997 and 1996 (unaudited)                     5

                Condensed Statements of
                Cash Flows - Nine-Month Periods Ended
                September 30, 1997 and 1996 (unaudited)                     6

                Notes to Unaudited Condensed Financial
                Statements                                                  8


Item 2          Management's Discussion and Analysis of
                Financial Condition and Results of Operations              11



PART II     OTHER INFORMATION                                              17

                Signatures                                                 18

PART I - FINANCIAL INFORMATION
Item 1 -  Condensed Financial Statements

                               CELGENE CORPORATION
                            CONDENSED BALANCE SHEETS


                           ASSETS                 Sept 30, 1997    Dec 31, 1996
                                                  -------------    ------------
                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                     $     475,638    $    922,961
    Marketable securities available
          for sale                                    4,527,139      16,892,023
    Accounts receivable                                 168,426         378,595
    Other current assets                                638,017         635,841
                                                  -------------    ------------

          Total current assets                        5,809,220      18,829,420

    Plant and equipment, net                          2,521,901       1,940,615
    Deferred costs                                           --         126,577
    Other assets                                         79,167          41,250
                                                  -------------    ------------
                                                  $   8,410,288    $ 20,937,862
                                                  =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                              $   1,308,110    $  1,552,674
    Accrued expenses                                  1,367,327         881,604
    Capital lease obligation                            210,499              --
                                                  -------------    ------------
          Total current liabilities                   2,885,936       2,434,278
                                                  -------------    ------------
Capitalized lease obligation-net of current
    portion                                             420,997              --
Convertible debentures                                       --       2,026,043
Convertible debentures - accrued interest                    --         412,532
                                                  -------------    ------------

          Total liabilities                           3,306,933       4,872,853
                                                  -------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000
       shares authorized Series A convertible,
       redeemable 4.9% cumulative preferred; 80
       shares and 267 shares issued and
       outstanding at September 30, 1997 and
       December 31, 1996 respectively; includes
       $306,633 and $533,416 accretion at
       September 30, 1997 and December 31, 1996,
       respectively                                   4,306,633      13,883,416
       Series B Convertible, redeemable, 9 %
       cumulative preferred, par value $.01 per
       share. Authorized 20,000 shares; issued
       5,000 shares 0 shares outstanding at
       September 30, 1997                                    --              --
    Common stock, par value $.01 per share
       Authorized 20,000,000 shares; issued
       13,191,278 and 10,611,422 shares at
       September 30, 1997 and December 31, 1996,
       respectively                                     131,913         106,114
    Additional paid-in capital                      112,322,889      94,770,176
    Unamortized deferred compensation -
       restricted stock                                      --          (1,133)
    Accumulated deficit                            (111,581,674)    (92,599,039)
    Net unrealized gain on marketable
       securities available for sale                        128           5,714
    Common stock in treasury, at cost, 22,888
       shares at September 30,1997 and 29,985
       shares at December 31, 1996 respectively         (76,534)       (100,239)
                                                  -------------    ------------
Total stockholders' equity                            5,103,355      16,065,009
                                                  -------------    ------------
                                                  $   8,410,288    $ 20,937,862
                                                  =============    ============


                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                           Nine Month Period Ended September 30,
                                           -------------------------------------
                                                  1997              1996
                                              ------------      ------------
Revenues:

  Chirally pure intermediates                 $    896,870      $  1,096,605
  Research contracts                               919,068           711,666
                                              ------------      ------------
  Total revenues                                 1,815,938         1,808,271


Expenses:

  Cost of goods sold                               641,862           683,005
  Research and development                      13,285,060        10,981,813
  Selling, general and administrative            5,780,827         2,738,528
                                              ------------      ------------
  Total expenses                                19,707,749        14,403,346
                                              ------------      ------------

Operating loss                                ($17,891,811)     ($12,595,075)

Interest income                                    441,436           989,751
Interest expense                                   104,866           255,535
                                              ------------      ------------
Net loss                                      ($17,555,241)     ($11,860,859)

Accretion of premium payable on
  Preferred Stock Series A and B                   474,317           764,138

Deemed dividend and
  fair value of warrants
  on Series B Preferred Stock                      953,077         2,777,777
                                              ------------      ------------

Net loss applicable to common
  shareholders                                ($18,982,635)     ($15,402,774)
                                              ============      ============

Net loss applicable to common
  shareholders per share of common
  stock                                       ($      1.63)     ($      1.67)
                                              ============      ============

Weighted average number of shares of
  common stock outstanding                      11,647,000         9,227,000
                                              ============      ============


                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three-Month Period Ended September 30,
                                          --------------------------------------
                                                 1997              1996
                                             ------------       -----------

Revenues:

  Chirally pure intermediates                $    137,130       $    77,800
  Research contracts                              283,986           376,666
                                             ------------       -----------
  Total revenues                                  421,116           454,466


Expenses:

  Cost of goods sold                              179,593           234,390
  Research and development                      4,175,469         4,661,390
  Selling, general and administrative           2,253,621         1,274,289
                                             ------------       -----------
  Total expenses                                6,608,683         6,170,069
                                             ------------       -----------

Operating loss                               ($ 6,187,567)      ($5,715,603)

Interest income                                    99,034           359,086
Interest expense                                   10,377            68,379
                                             ------------       -----------
Net loss                                     ($ 6,098,910)      ($5,424,896)


Accretion of premium payable on
  Preferred Stock Series A and B                  158,675           381,938

Deemed dividend and fair value of
  warrants on Series B Preferred
  stock                                           893,510         2,777,777
                                             ------------       -----------

Net loss applicable to common
  shareholders                               ($ 7,151,095)      ($8,584,611)
                                             ============       ===========

Net loss applicable to common
  shareholders per share of common
  stock                                      ($       .58)      ($      .90)
                                             ============       ===========

Weighted average number of shares of
  common stock outstanding                     12,362,000         9,520,000
                                             ============       ===========


                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                        CONDENSED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                           Nine Month Period Ended September 30,
                                                 1997               1996
                                             ------------      -------------
Cash flows from operating activities:
-------------------------------------
Net loss                                     ($17,555,241)     ($ 11,860,859)

Depreciation                                      747,096            684,983
Amortization of deferred compensation               1,133              4,818
Interest on convertible debentures                 68,736            255,535
Issuance of stock for employee benefits            78,955                 --
Issuance of stock award                            55,625                 --
Change in current assets and
    liabilities:
Increase in accounts payable and
    accrued expenses                               65,152            187,199
Decrease in accounts
    receivable                                    210,169            146,969
(Increase) in other assets                        (40,093)          (317,570)
                                             ------------      -------------
Net cash used in operating activities         (16,368,468)       (10,898,925)

Cash flows from investing activities:
-------------------------------------

Capital expenditures                           (1,201,805)        (1,186,284)
Proceeds from sales and maturities of
    marketable securities available
    for sale                                   41,750,254        117,485,212
Purchases of marketable securities
    available for sale                        (29,390,956)      (126,698,269)
                                             ------------      -------------
Net cash provided by (used in)
    investing activities                       11,157,493        (10,399,341)
                                             ------------      -------------

Cash flows from financing activities:
-------------------------------------

Net proceeds from exercise of
    common stock options                           12,695            237,946
Capital lease funding                             631,496                 --
Redemption of preferred shares                   (721,287)                --
Net proceeds from issuance of
    preferred stock                             4,840,748         23,829,625
                                             ------------      -------------
Net cash provided by financing
    activities                                  4,763,652         24,067,571
                                             ------------      -------------
Net increase (decrease) in cash and
    cash equivalents                             (447,323)         2,769,305
Cash and cash equivalents at
    beginning of period                           922,961            337,165
                                             ------------      -------------
Cash and cash equivalents at end of
    period                                   $    475,638      $   3,106,470
                                             ============      =============

                                                                     (continued)

                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOW, continued
                                   (unaudited)


                                           Nine Month Period Ended September 30,
                                           -------------------------------------
                                                  1997              1996
                                               -----------       ----------
Non-cash investing activity:

Change in net unrealized gain (loss)
    on marketable securities available
    for sale                                   $    (5,586)      $   13,791
                                               ===========       ==========

Non-cash financing activities:

Issuance of common stock upon the
    conversion of convertible
    debentures and accrued interest
    thereon, net                               $ 2,331,304       $2,649,115
                                               ===========       ==========

Accretion of premium payable on
    preferred stock and warrants               $   474,317       $  764,138
                                               ===========       ==========

Deemed dividend for preferred stock
    conversion discount                        $   953,077       $2,777,777
                                               ===========       ==========

Issuance of common stock upon the
    conversion of convertible
    preferred stock and
    accretion thereon, net                     $14,329,813       $3,818,627
                                               ===========       ==========

Issuance of common stock upon
    exercise of options through the
    return of common stock previously
    outstanding                                $        --       $   99,996
                                               ===========       ==========


                 See Accompanying Notes to Financial Statements.

                               CELGENE CORPORATION
                Notes to Unaudited Condensed Financial Statements
                               September 30, 1997

1.    Basis of Presentation
      ---------------------

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

2.    Series A Convertible Preferred Stock
      ------------------------------------

     On March 13, 1996, in a private placement, the Company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at an issue price of $50,000 per share. The Company received net proceeds, after offering costs, of $23,829,625. The Preferred Stock, plus accretion at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. The average closing price per share of common stock for the seven trading days immediately prior to September 30, 1997 was $10.75.

     The Company may redeem the shares in increments of not less than $1.5 million plus accretion commencing December 13, 1996, on thirty business days written notice to the preferred stock holders, at a price that equals a specified premium, ranging from 120% to 130%, of the purchase price plus accretion premium. Under certain conditions, upon receipt of a conversion notice from the holder, the Company has the right (i) to redeem shares presented for conversion, or (ii) to defer conversion for 90 days in exchange for warrants to purchase additional shares of common stock as specified in the Certificate of Designation of Series A Convertible Preferred Stock. Any shares of Series A Convertible Preferred Stock outstanding on March 13, 1998 shall be converted automatically into common stock on such date at the conversion price then in effect. The holders of Preferred Stock have no voting rights.


     As of September 30, 1997, 423 shares of the Series A preferred Stock, with their respective accretion, had been converted or redeemed into 2,731,915 shares of common stock. Through September 30, 1997 the Company had accrued $1,349,042 representing accretion of the premium on the Preferred Stock of which $306,633 relates to preferred shares not yet tendered for conversion. The Company agreed to reduce the maximum conversion price of 58 shares to $8.50 per share of common stock from

     $18.81 for holders who agreed to a lock-up through December 1, 1997. As of September 30, 1997 the Company had also issued warrants valued at $138,156, that entitle certain stockholders of the Series A Preferred Stock to purchase 162,203 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance. The warrants are still outstanding at September 30, 1997.

3.   Series B Convertible Preferred Stock
     ------------------------------------

     On June 9, 1997, in a private placement with Chancellor LGT Asset Management, Inc. ("Chancellor") on behalf of certain Chancellor clients, the Company completed the sale of 5,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), par value $.01 per share, at an issue price of $1,000 per share. A shelf registration statement with respect to holders' resales of Common Stock issuable upon conversion of Series B Preferred was filed and declared effective on August 6, 1997. The Company received net proceeds of $4,840,748, after offering costs. Subject to the satisfaction of certain conditions, the Company may, at its option, during specified periods ending June 9, 1998, issue and sell to such purchasers up to an additional 15,000 shares of Series B preferred Stock, at an aggregate purchase price of $15 million, in increments of $5 million (5,000 shares). With respect to the third and fourth increments ($10 million) certain FDA approvals are necessary before Chancellor is obligated to buy the additional Series B Preferred Stock. As of September 30, 1997, all shares of Series B Preferred had been converted into Common Stock.

     Upon request of the purchasers of the Series B Preferred (but no later than June 1, 1998)(in either case, the "Issuance Date"), the Company will issue warrants to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price in effect on the Issuance Date (230,769 warrants as of September 30, 1997) plus (ii) 37.5% of the conversion Shares issuable on such Issuance Date upon conversion of all shares of Series B Preferred Stock issued through the Issuance Date (288,461 warrants as of September 30, 1997). All such warrants will have a term of four years from the Issuance Date and an exercise price equal to 115% of the Conversion Price in effect on the Issuance Date. The fair value of warrants at the issuance date was $1.28 per warrant.

     Through September 30, 1997, the Company had recorded $953,077 representing accretion of the deemed dividend on the Series B Preferred Stock. The deemed dividend represents the difference between the Series B Preferred Stock conversion price and the Company's Common Stock fair market value at the date of issuance. The deemed dividend and the fair value of the warrants was accreted over the lock-up period subject to acceleration contingencies. Such contingencies were met and the full deemed dividend was recognized at that time.

4.    Convertible Debentures
      ----------------------

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

     During the quarter ended June 30, 1997, the convertible debenture fully converted. As of September 30, 1997, convertible debentures in the aggregate principal amount of $12,000,000, plus accrued interest, had been converted into a total of 1,709,845 shares of common stock. No interest was paid in cash.

5.   Marketable Securities Available for Sale
     ----------------------------------------

     Marketable securities available for sale at September 30, 1997 include debt securities with maturities ranging from October, 1997 to April, 1998. A summary of marketable securities at September 30, 1997 is as follows:

                                           Gross         Gross        Estimated
                                         Unrealized    Unrealized       Fair
                              Cost          Gain          Loss          Value
                           ----------    ----------    ----------    ----------
     Commercial
     Paper                 $  733,793       $ --          $ --       $  733,793

     Corporate Bonds          999,790        210            --        1,000,000

     US Government &
     agency obligations     2,793,428         --           (82)       2,793,346
                           ----------       ----          ----       ----------
     Total                 $4,527,011       $210          $(82)      $4,527,139
                           ==========       ====          ====       ==========

PART I - FINANCIAL INFORMATION

ITEM 2.- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

Nine-month period ended September 30, 1997 vs.
Nine-month period ended September 30, 1996
------------------------------------------

         Total revenues; Revenue Backlog. Revenues for the nine months ended September 30, 1997 were $1,816,000, which was an increase of $8,000, or less than 1%, as compared to the same period in 1996. The Company's order backlog for chirally pure intermediates and research contracts at September 30, 1997 was approximately $797,000.

         Sales of Chirally Pure Intermediates. Sales of chirally pure intermediates for the nine months ended September 30, 1997 were $897,000, which was a decrease of $200,000, or 18%, as compared to the same period in 1996. The decrease in revenues for chirally pure intermediates was due primarily to the variant nature of orders resulting from the cyclicality of customer research programs.

         Research Contracts. Chiral research contract revenues for the nine months ended September 30, 1997 were $919,000, which was an increase of $207,000, or 29%, as compared to the same period in 1996. The increase in research contract revenues was due to the Company entering into research contracts to expand development of existing compounds. During the 1997 period, the Company received increased research and development support payments from BASF, a major multinational agrochemical customer.

         Cost of Goods Sold. Costs of goods sold (which includes certain fixed manufacturing costs) for the nine months ended September 30, 1997 were $642,000, which was a decrease of $41,000, or 6%, as compared to the same period in 1996, due to decreased sales of chirally pure intermediates.

         Research and Development Expenses. Research and development expenses for the nine months ended September 30, 1997 were $13,300,000, which was an increase of $2,300,000 or 21%, as compared to the same period in 1996. This increase was due to an increase in expense of $787,000 associated with the Company's immunotherapeutic and Thalomid programs, $1,100,000 of expenses associated with the new Celgro(TM) subsidiary and $687,000 of expenses associated with the chiral pharmaceutical development program. The increased cost of the Company's immunotherapeutic and Thalomid programs included increases in manufacturing costs for developmental quantities of Thalomid of $990,000 and personnel related expenses of $625,000. These expenses were partially offset by the absence of expenses associated with preparing the NDA filed in 1996 and by lower preclinical and clinical trial expenses ($828,00). Major components contributing to the increased costs of the new Celgro subsidiary are personnel related expenses of $464,000; facilities-related spending of $303,000; and other ongoing research expenses of $333,000. The higher costs associated with the Company's chiral pharmaceutical program are due primarily to higher preclinical and clinical trial expenses of $282,000; personnel related costs of $148,000 and other ongoing research expenses of $257,000.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1997 were $5,800,000, which was an increase of $3,100,000, or 115%, as compared to the same period in 1996, due to the formation of a small sales and marketing group and associated expenses for market research and the development of a launch program and materials, all in anticipation of approval of thalidomide by the FDA, of approximately $1,600,000; development of a Medical Affairs Department costing $230,000 (in anticipation of the Thalomid launch upon approval by the FDA); higher legal fees of $269,000; costs associated with the formation of the Celgro subsidiary of approximately $374,000; and higher personnel related expenses of $676,000.

         Interest Income and Interest Expense. Interest income for the nine months ended September 30, 1997 was $441,000, which was a decrease of $549,000, or 55%, as compared to the same period in 1996. This decrease was attributable to lower average cash balances in 1997. Interest expense for the nine months ended September 30, 1997 was $105,000, which was a decrease of $151,000, or 59%, as compared to the same period in 1996. This decrease was due to the conversion to equity of the remaining 8% Convertible Debentures.

         Net Loss. The net loss for the nine months ended September 30, 1997 was $17,600,000, which was an increase of $5,700,000, or 48%, as compared to the same period in 1996. This increase was due primarily to higher spending on Thalomid and the immunotherapeutics program, the creation of the Celgro subsidiary, and the continued development of the chiral pharmaceutical programs.

Three-month period ended September 30, 1997 vs.
Three-month period ended September 30, 1996
-------------------------------------------

         Total revenues. The Company's total revenues for the three months ended September 30, 1997 decreased by 7% to approximately $421,000 from approximately $454,000 in the same period of 1996.

         Chirally pure intermediate revenues. Chirally pure intermediate revenues for the three months ended September 30, 1997 increased by 76% to approximately $137,000 from approximately $78,000 in the same period of 1996. The increase in chirally pure intermediate revenues was due primarily to the sporadic nature of orders.

         Research contract revenues. Research contract revenues for the three months ended September 30, 1997 decreased by 25% to approximately $284,000 from $377,000 for the same period of 1996. This decrease was primarily due to higher sales in 1996 to Sandoz, a multinational agrochemical customer.

         Cost of goods sold. Cost of goods sold in the three months ended September 30, 1997 decreased by 23% to approximately $180,000 from approximately $234,000 in the same period of 1996. This decrease in cost of goods sold was due primarily to the decrease in revenues.

         Research and development expenses. Research and development expenses for the three months ended September 30, 1997 decreased by 10% to approximately $4.2 million from approximately $4.7 million in the same period in 1996. This decrease was due to lower expenses of approximately ($781,000) associated with the Company's immunotherapeutic and Thalomid(TM) program, lower expenses of ($155,000) associated with the chiral intermediates program, offset by increased expenses of $252,000 associated with the new Celgro(TM) subsidiary and $160,000 of expenses associated with the chiral pharmaceutical development program. The decrease in expenses in the Company's immunotherapeutic and Thalomid(TM) programs resulted from lower spending in clinical and pre-clinical toxicology ($1.2 million), offset by higher manufacturing costs for developmental quantities of Thalomid(TM), approximately $390,000. All other expenses were higher by $29,000. The major components contributing to the increased costs of the new Celgro(TM) division are personnel related expenses, approximately $77,000 and facilities related spending, approximately $190,000. The higher costs associated with the Company's chiral pharmaceutical program are due primarily to higher preclinical and clinical trial expenses, approximately $43,000; personnel related costs, approximately $25,000; higher legal and consulting fees $58,000; and other on-going research expenses, approximately $34,000.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 1997 increased by 77% to approximately $2.3 million from approximately $1.3 million in the three month period ended September 30, 1996. This increase was primarily due to the formation of a small sales and marketing group and associated expenses for market research and the development of a launch program and materials, approximately $738,000; a Medical Affairs department, approximately $94,000 (both in anticipation of the Thalomid(TM) launch upon approval by the FDA); higher personnel related expenses, approximately $285,000. All other expenses were lower by ($117,000).

         Interest income and interest expense. Interest income for the three month period ended September 30, 1997 decreased by 72% to approximately $99,000 from approximately $359,000 in the same period of

1996. This decrease was attributable to lower average cash balances in 1997. Interest expense for three month period ended September 30, 1997 decreased by 85% to approximately $10,000 from approximately $68,000. This decrease was due to the conversion to equity of the remaining portion of the 8% Convertible Debentures.

         Net loss. The net loss for the three month period ended September 30, 1997 increased by 11% to approximately $6.1 million from approximately $5.5 million in the same period of 1996. This increase was due primarily to higher spending in the sales and marketing area for Thalomid(TM) pre-launch programs, the creation of the Celgro(TM) subsidiary, and the continued development of the chiral pharmaceutical programs.


Liquidity and Capital Resources
-------------------------------

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

         In July 1995, the Company issued and sold in a private placement offering $12.0 million aggregate principal amount of 8% Convertible Debentures due July 31, 1997 for total net proceeds, after offering costs, of approximately $11.0 million. As of September 30, 1997, the entire $12.0 million principal amount of the 8% Convertible Debentures had been converted into Common Stock.

         In March 1996, the Company issued and sold in a private placement offering 503 shares of Series A Convertible Preferred Stock at $50,000 per share, for total gross proceeds of $25.2 million. The Company received net proceeds, after offering costs, of approximately $23.8 million.

         In June, 1997 the Company issued and sold in a private placement offering 5,000 shares of Series B Convertible Preferred Stock at $1,000 per share, for total gross proceeds of $5.0 million and net proceeds, after offering costs, of approximately $4.8 million. On September 18,1997 all 5,000 shares were converted to 788,469 common shares. The Company's Series B Preferred Stock purchase agreement provides for the sale of an additional $15 million of Series B Preferred Stock in $5 million increments through June 2, 1998, at the Company's option. The third and fourth increments ($10 million) are subject to certain FDA approvals. The second $5 million is available to the Company after October 1, 1997. See Notes 2, 3 and 4 to the unaudited condensed Financial Statements.

         On September 30, 1997, the Company had available cash, cash equivalents and marketable securities of approximately $5,000,000. In the nine months ended September 30, 1997, working capital decreased approximately $13,500,000, or 82%, from December 31, 1996, which was attributable to the cash used in operations which more than offset receipt of funds from the sale of Series B Convertible Preferred Stock.

         During the nine months ended September 30, 1997, capital expenditures totaled approximately $1,200,000, primarily for equipment and leasehold improvements to expand its research development and manufacturing capabilities.

         In September 1997, the Company received from the FDA an approvable letter for its NDA for Thalomid for the treatment of ENL, a disease state associated with leprosy. At present, the Company cannot estimate the impact of potential sales of Thalomid on future revenues.

         The Company expects to make substantial expenditures to further its immunotherapeutic program, to commercialize Thalomid and to expand its chiral business and, based on these expenditures, it is probable that losses will continue for at least the next 18 to 24 months.

         The Company is currently utilizing its cash resources at a rate of approximately $2,000,000 per month. The Company expects that its rate of spending will remain high as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations the Company is seeking additional capital resources. These may include the sale of additional securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and possessing resources to support the Company's immunotherapeutic or chiral programs, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations and research programs in the long-term. In particular, each of the persons who purchased Series B Preferred also agreed to purchase, at the option of the Company and subject to the satisfaction of certain conditions, an aggregate of up to 15,000 additional shares of Series B Preferred Stock for an aggregate purchase price of $15 million at subsequent closings. However, no assurances can be given that the Company will be successful in raising such additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow.

         If the Company is unable to raise additional funds, the Company believes that its current financial resources, including its option to issue and sell an additional $5,000,000 of Series B Preferred Stock (which is subject to the satisfaction of certain customary conditions), could fund operations through early 1998. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's development and commercialization programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing and sales capabilities, the ability of the Company to license its biocatalytic chiral process technology to agrochemical companies, the technological advances and activities of competitors, and other factors.

         As of September 30, 1997, the Company had for Federal income tax purposes a net operating loss carryforward of approximately $104,000,000. If not utilized to offset future taxable income, such loss carryforward will expire between 2001 and 2012. Certain events, including any sales by the Company of shares of its stock, including pursuant to this Offering, and/or transfers of a substantial number of shares of Common Stock by the current stockholders, may partially restrict the ability of the Company to utilize its net operating loss carryforward.

Recently Issued Accounting Standards
------------------------------------

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

Cautionary Statements For Forward Looking Information
-----------------------------------------------------

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

     27   Financial Data Schedule - Article 5 for third quarter
          Form 10-Q.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION



DATE        November 14, 1997            BY  /s/ John W. Jackson
            ---------------------------      -----------------------------------
                                                 John W. Jackson
                                                 Chairman of the Board
                                                 Chief Executive Officer



DATE        November 14, 1997            BY  /s/ James R. Swenson
            ---------------------------      -----------------------------------
                                                 James R. Swenson
                                                 Controller
                                                 (Chief Accounting Officer)