Form 10-K
period 1997-12-31
CELGENE CORP /DE/
filed 1998-03-31
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934

                  For the fiscal year ended December 31, 1997
                                  ----------
  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the transition period from         to
                                  ----------
                           Commission File No. 0-16132

                                  ----------
                              CELGENE CORPORATION
            (Exact name of registrant as specified in its charter)

           Delaware                                         22-2711928
---------------------------------                  ---------------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification)


      7 Powder Horn Drive
      Warren, New Jersey                                        07059
-------------------------------------               --------------------------
  (Address of principal                                      (Zip Code)
    executive offices)


                                 (732) 271-1001
                   ------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None


Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                  ------------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  [X]  No [_}

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1998: $138,720,510

Number of shares of Common Stock outstanding as of March 1, 1998: 15,991,950

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                              CELGENE CORPORATION

                          ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS



Item No.                                                                                                 Page
----------                                                                                               ---
                                                      Part I
1.           Business ...............................................................................      1
2.           Properties .............................................................................     18
3.           Legal Proceedings ......................................................................     18
4.           Submission of Matters to a Vote of Security Holders ....................................     18

                                                     Part II
5.           Market for Registrant's Common Equity and Related Stockholder Matters ..................     19
6.           Selected Financial Data ................................................................     20
7.           Management's Discussion and Analysis of Financial Condition and Results of Operations...     21
8.           Financial Statements and Supplementary Data ............................................     24
9.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....     24

                                                     Part III
10.          Directors and Executive Officers of the Registrant .....................................
11.          Executive Compensation .................................................................
12.          Security Ownership of Certain Beneficial Owners and Management .........................
13.          Certain Relationships and Related Transactions .........................................

                                                     Part IV
14.          Exhibits, Financial Statements, and Reports on Form 8-K ................................    F-1

                                    PART I


ITEM 1. BUSINESS

     Celgene Corporation ("Celgene" or the "Company") is a specialty pharmaceutical company engaged in the development and commercialization of human pharmaceuticals and agrochemicals, and employs two broad technology platforms: (i) small molecule immunotherapeutic compound development and (ii) biocatalytic chiral chemistry. The initial therapeutic focus of the immunology program is the development of small molecule pharmaceuticals that have the potential to selectively regulate Tumor Necrosis Factor alpha ("TNF-[alpha]"), a protein whose overproduction has been linked to many chronic inflammatory and immunological diseases. The Company's lead compound in immunology is THALOMIDTM, its formulation of thalidomide, a potent yet selective inhibitor of TNF-[alpha]. On September 19, 1997, the Company received an approvable letter from the U.S. Food and Drug Administration ("FDA") for THALOMID for the treatment of erythema nodosum leprosum ("ENL"), an inflammatory complication of leprosy. The Company expects to submit an additional New Drug Application ("NDA") in 1998 to market THALOMID in the treatment of cachexia (wasting) in patients with Acquired Immune Deficiency Syndrome ("AIDS"). Celgene has further applied its expertise in small molecule chemistry to develop novel and proprietary thalidomide analogues, called IMiDs[TM] (Immunomodulatory Drugs) as well as a class of proprietary immunotherapeutic pharmaceutical compounds called SelCIDs[TM] ("Selective Cytokine Inhibitory Drugs"). These two classes of compounds are orally administered small molecules that are highly specific for the suppression of TNF-[alpha] and are intended to treat chronic inflammatory diseases and other disorders.

     The initial therapeutic focus of the biocatalytic chiral chemistry program is the development of chirally pure pharmaceuticals designed to have greater efficacy and fewer side effects than existing racemic versions. The Company's lead compound in this area is a chirally pure version of dl-methylphenidate (currently marketed under the trade name Ritalin[RegTM]). The Company completed a Phase I/II trial in Fall 1997 and announced that its chirally pure version demonstrated statistically significant efficacy versus placebo and preliminary indications of longer duration of action relative to the racemic version. The Company is also employing its biocatalytic chiral chemistry technology to develop chirally pure agrochemicals with superior attributes and/or lower manufacturing costs than the conventional, non-chirally pure equivalent.

     The Company is currently developing THALOMID for the treatment of a variety of serious disease states for which there are currently no adequate approved therapies. The Company received an approvable letter from the FDA to market THALOMID to treat ENL. In April 1997, the Company announced that data from its Phase II/III trial of thalidomide for the treatment of cachexia (wasting) in patients with AIDS showed a statistically significant positive result in its primary endpoint, weight gain. The Company expects to submit an NDA for this indication in 1998. Celgene is also studying thalidomide in clinical trials for the treatment of Recurrent Aphthous Stomatitis ("RAS"), in a Phase II/III trial and AIDS--Chronic Diarrhea, in a Phase II trial. In addition, the Company expects to commence clinical trials in 1998 to study thalidomide for the treatment of Behcet's disease/Complex Aphthosis, in a Phase II/III trial, and various oncological applications.

     Working with the FDA, Celgene has developed a comprehensive education program and distribution system designed to support the safe and appropriate use of thalidomide due to the drug's history of teratogenicity (capacity to cause birth defects).

     Celgene is employing its small molecule immunotherapeutics platform to develop compounds with the objective of producing an array of novel, highly potent, selective, safe, orally administered drugs that have the potential to regulate the overproduction of TNF-[alpha]. Overproduction of TNF-[alpha] has been implicated in symptoms associated with certain chronic inflammatory diseases. Chronic inflammatory and immunological diseases collectively afflict millions of patients, and are inadequately treated with existing therapies. The Company has developed two classes of compounds, IMiDs and SelCIDs, which have been demonstrated in in vitro tests using human cells to be significantly more capable than thalidomide at suppressing TNF-[alpha] production and, in preclinical tests, have not demonstrated teratogenicity. The initial therapeutic indications targeted for the IMiDs and the SelCIDs include inflammatory bowel disease, rheumatoid arthritis and oncological applications. The Company's first SelCID was found to be well tolerated in a single dose Phase I clinical trial in the United Kingdom, and a multiple dosing trial was recently initiated. The United States Patent and Trademark Office ("U.S. PTO") has issued composition of matter patents to the Company relating to certain of its novel IMiDs and SelCIDs.

     Celgene's core chiral technology involves a biocatalytic process. Biocatalysis involves the identification and manipulation of enzymes to perform specialized chemical reactions to produce chirally pure compounds. Chirality refers to the property of many chemical compounds to exist in two or more different conformations that are mirror images of each other. While one conformation may have beneficial effects, the other or others may be inactive or produce undesirable effects. Chirally pure compounds contain only one of these conformations, and thus may have attributes superior to those of the racemic mixture.

     The Company is employing its biocatalytic chiral chemistry technology to develop its own chirally pure versions of existing pharmaceutical products that may demonstrate greater efficacy and/or fewer side effects than existing racemic products. The Company filed Investigational New Drug applications ("INDs") in the United States and Canada for a chirally pure version of dl-methylphenidate, which has been used for decades in formulations such as Ritalin[RegTM], for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD") in children. The Company completed its Phase I/II clinical trial of the drug and announced that its chirally pure version demonstrated statistically significant efficacy versus placebo and preliminary indications of longer duration of action relative to the racemic version. The Company is also developing a chirally pure formulation of mexiletine for the treatment of neuropathic pain, a chronic pain state frequently associated with trauma, spinal cord injury, and complications of diabetes. Celgene recently reported that its chirally pure formulation of mexiletine substantially reduced severe neuropathic pain in established animal models.

     Celgene, through its CelgroTM subsidiary, is also applying its chiral technology to the production of chirally pure agrochemicals, in which the Company's biocatalytic process can add significant value by substantially lowering manufacturing costs and reducing environmental impact. Since 1994, the Company has been developing a process to manufacture a chirally pure version of a currently marketed crop protection agent under a research and development agreement, initially with Sandoz and subsequently with BASF, which acquired Sandoz' agrochemical business. The Company has successfully scaled up its process technology to demonstrate ability to produce commercial quantities of the BASF product.

     Celgene has established a sales and marketing organization to commercialize THALOMID and initially intends to employ approximately 25 persons in this capacity. The Company intends to develop and market its own pharmaceuticals for indications with smaller patient populations. With drugs for indications with larger patient populations, the Company anticipates partnering with pharmaceutical companies. The Company also anticipates partnering with companies for the development and commercialization of the Company's chirally pure pharmaceutical and agrochemical products. Celgene expects that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements.

PRODUCTS UNDER DEVELOPMENT

     The Company has exploited its expertise in both small molecule immunotherapeutic and biocatalytic chiral chemistry to develop a series of products that the Company believes are approaching commercialization either by the Company or through partnering arrangements. Celgene's portfolio of product candidates currently under development is set forth in the following table and further described below:


Product                            Indication/Intended Use            Status(1)
 IMMUNOTHERAPEUTIC PLATFORM
 THALOMID(TM)                      Erythema Nodosum Leprosum          Approvable letter received 9/97
                                   ("ENL") in leprosy
                                   AIDS--Cachexia                     Phase II/III Trial completed
                                   AIDS--Recurrent Aphthous           Phase II/III Trial
                                   Stomatitis ("RAS")
                                   AIDS--Chronic diarrhea             Phase II Trial
                                   Behcet's disease/Complex           Phase II/III trial to be
                                   aphthosis                          commenced
                                   Graft versus host disease          Protocol in development
                                   Various oncological applications   Protocols in development
 IMiDs                             Inflammatory disease and           Preclinical development
                                   oncological applications
 SelCIDs(TM)(Selective Cytokine    Inflammatory disease and           Initial Human Safety Trial
 Inhibitory Drugs)                 oncological applications           completed. Expanded Human
                                                                      Safety trial ongoing. Pilot Phase
                                                                      II studies to be initiated 1998
 CHIRAL PLATFORM
 d-MPH (Chirally pure version of   Attention Deficit Hyperactivity    Phase I/II Trial completed
 dl-methylphenidate)(2)            Disorder ("ADHD")                  Pivotal trials to be initiated in
                                                                      1998
 Chirally pure version of          Neuropathic pain                   Preclinical Testing
 mexiletine

 Chiral biocatalytic technology    Reduced manufacturing costs and    Discussions ongoing with several
                                   reduced environmental impact       companies

(1) See "Government Regulation" for a description of the meaning of terms used to describe the status of the Company's product development activities.

(2) One commercial formulation of dl-methylphenidate is Ritalin[RegTM].


IMMUNOLOGY


General

     Celgene is applying its small molecule immunotherapeutics platform to develop compounds with the objective of producing an array of novel, highly potent, selective, safe, orally administered drugs that have the potential to regulate the overproduction of TNF-[alpha], which has been implicated in certain chronic inflammatory and immunological diseases. The Company is also developing two new classes (novel IMiDs and SelCIDs) of orally available small molecule TNF-[alpha] modulators that are intended to treat chronic inflammatory diseases and other disorders.

     TNF-[alpha], produced primarily by certain white blood cells, is one of a number of proteins called cytokines, which act as chemical messengers throughout the body to regulate many aspects of the immune system. TNF-[alpha] is essential to the mounting of an inflammatory response, which is the normal immune system reaction to infection or injury, and rids the body of foreign agents and promotes tissue repair. However, chronic or excessive production of TNF-[alpha] has been implicated in the pathophysiology of a number of acute and chronic inflammatory diseases. These disease states which are inadequately treated with existing therapies, include diabetes (non-insulin dependent), Alzheimer's Disease, inflammatory bowel disease, rheumatoid arthritis, cancer cachexia, Parkinson's Disease, multiple sclerosis, and lupus.

     Traditional therapies for these disease states include anti-inflammatory drugs and immunosuppressive agents. These therapies, however, often fail to achieve significant clinical benefits and can cause serious side effects such as severe drops in certain blood counts, liver toxicity, osteoporosis, teratogenicity, and various endocrine abnormalities. Newer therapies, which include monoclonal antibodies and receptor-based therapies, also have not adequately addressed these diseases. It is widely believed that selective inhibition of TNF-[alpha] represents a promising new strategy for treating chronic inflammatory diseases. In pursuit of this strategy, two broad classes of compounds have been investigated: proteins and small synthetic molecules.

     Investigational anti-TNF-[alpha] proteins, including anti-TNF-[alpha] antibodies and TNF-[alpha] receptors, have demonstrated efficacy in such chronic inflammatory diseases as rheumatoid arthritis, inflammatory bowel disease, and Crohns' disease (a severe manifestation of inflammatory bowel disease). While initial doses of these anti-TNF-[alpha] proteins have been well tolerated and reduced disease activity has been observed in clinical studies, they do exhibit certain shortcomings linked to their nature as proteins. First, they are relatively larger molecules that must be injected. Second, the period of efficacy of a given dosage of a protein-based drug often declines with repeated administration, rendering protein-based drugs more suitable for treatment of acute pathological conditions rather than chronic disease states. This limitation is due in part to increasing production by the patient's immune system of antibodies that neutralize administered proteins. Varying degrees of this immunogenic response have been observed in clinical trials of anti-TNF-[alpha] antibodies for the treatment of rheumatoid arthritis and Crohn's disease.

     There are a number of large protein based therapeutic products under development for TNF-[alpha] modulation. Several pharmaceutical and biotechnology companies have either antibody or receptor-based products under development for rheumatoid arthritis, Crohn's disease, and asthma. However, small molecule drugs exhibit important advantages in the treatment of chronic inflammatory diseases, including oral dosing versus injection, avoiding the undesirable immune response leading to side effects and reduced efficacy, and lower cost of therapy. The Company believes its small molecule immunotherapeutic compounds have the potential to selectively modulate TNF-[alpha] while affording these benefits.

     In addition, preliminary research has indicated that Celgene's small molecule immunotherapeutic compounds may be anti-angiogenic. Angiogenesis is the fundamental biological process by which new blood vessels are formed. Cancer cells require oxygen and nutrients which they receive from the body's blood supply. Cancer cells initiate a biochemical mechanism that stimulates angiogenesis, which in turn provides the cancerous cells with the blood supply that they need. Celgene's small molecule immunotherapeutic compounds appear to have the potential to inhibit such angiogenesis.


Thalidomide

     The Company is currently developing THALOMID, its formulation of thalidomide, a potent yet selective inhibitor of TNF-[alpha], for the treatment of a variety of serious disease states for which there are currently no adequate therapies. The Company's work with thalidomide is based on a scientific collaboration with The Rockefeller University's Laboratory of Cellular Physiology and Immunology ("Rockefeller"). In the early 1990s, researchers at Rockefeller discovered that thalidomide is a selective modulator of TNF-[alpha], and therefore could be of potential benefit in many serious immune related disease states, including AIDS-related conditions. The Company believes that, in serious and debilitating disease states, the risk of thalidomide's teratogenicity and other potential side effects is outweighed by the gravity of the disease and the drug's potential clinical benefits. Rockefeller has granted Celgene certain exclusive rights and licenses to manufacture, use and sell thalidomide for treating the toxicity associated with high concentrations of TNF-[alpha] in septic shock, cachexia and HIV infection.


     Thalidomide was developed initially as a sedative, and was also widely prescribed by doctors in Europe in the late 1950s and early 1960s to pregnant women for relief of morning sickness. After severe birth defects were later observed with use of the drug, it was virtually removed from the world market. Thalidomide was later discovered to have therapeutic effects in the treatment of ENL in leprosy, a disease that is rare in the United States but common in many parts of the developing world. Although the FDA has never approved the marketing of thalidomide, the U.S. Public Health Service has been dispensing the drug for the treatment of ENL for the past 25 years.

STEPS Program
     Working with the FDA and other governmental agencies as well as certain advocacy groups, the Company has taken measures to institute a program, known as System for Thalidomide Education and Prescription Safety ("STEPS") for the safe and effective dispensing of thalidomide. This program will include comprehensive physician, pharmacist, and patient education. No patient should be prescribed the drug unless the patient is fully participating in the system, which includes pregnancy testing and contraception for women, as well as informed consent and participation in a mandatory and confidential outcomes registry managed by an academic epidemiology research group. No physician will be able to prescribe thalidomide unless they agree to comply with the educational, contraception counseling, informed consent, and pregnancy testing requirements. No pharmacy will be able to purchase the drug unless the pharmacy has agreed to confirm that the physician is a registered participant in the program, and that the patient has signed an informed consent. The program does not allow automatic refills, and no prescription will be filled for more than four weeks dosing. Every prescription will be recorded to promote complete compliance.

Target Disease States for Thalidomide
     The primary indications for which the Company is currently testing or about to commence testing THALOMID are set forth below. The table summarizes the completed, ongoing and planned clinical trials for THALOMID. There can be no assurance that the Company will eventually commercialize or pursue regulatory approval for THALOMID for any of these indications.


Indication                          Status                               Trial Endpoint
 AIDS-related
--------------------------------------------------------------------------------------------------------
 Cachexia                           Phase II/III trial completed; NDA    Increase in body weight after 8
                                    expected to file 1998                weeks of dosing
 Recurrent aphthous stomatitis      Phase II/III trial commenced first   Complete healing of all ulcers
 ("RAS")                            half 1997
 Chronic diarrhea                   Phase II/III trial commenced 1996    Reduction in frequency of bowel
                                                                         movements (50%)
 Non AIDS-related
--------------------------------------------------------------------------------------------------------
 Erythema nodosum leprosum in       Approvable letter received
 leprosy ("ENL")                    September 1997
 Behcet's disease/complex           Phase II/III expected to commence    Reduction in existing ulcers;
 aphthosis                          1998                                 inhibition of new ulcerations
 Graft versus host disease          Phase II/III trial protocol in       Under discussion with FDA
                                    development
 Various oncological applications   Protocols in design

AIDS-Related Conditions
     The Company is studying thalidomide in the treatment of several AIDS-related conditions, including cachexia, RAS and chronic diarrhea. Competing therapies have demonstrated beneficial effects in some of these conditions, but only thalidomide has shown indications of efficacy in each of these indications. The Company believes that thalidomide's broad applicability may result in patients taking fewer pharmaceuticals each day, thus reducing side effects and potential drug interaction problems.

     Cachexia. Cachexia is clinically defined as the involuntary loss of more than 10% of baseline body weight in the previous six months. Based on available information, the Company believes that an estimated 50% of AIDS patients (or approximately 50,000 to 100,000 persons in the United States) suffer from cachexia at some point in the progression of AIDS. The condition can result from HIV infection itself, or as a consequence of AIDS-related illnesses. Cachexia markedly diminishes a patient's quality of life, may contribute directly to disease progression, the continuing loss of immune function, and to the development of opportunistic infections and even death. The Company announced in April 1997 that data from its Phase II/III trial of THALOMID in HIV-associated weight loss showed "a statistically significant positive result" in reaching the trial's primary endpoint, i.e. increase in body weight after eight weeks of therapy. The double-blind placebo-controlled trial evaluated 102 AIDS patients who had lost an average of more than 10 percent of their body weight. The Company is in advanced discussions with the FDA regarding the submission of an NDA for this indication which is expected in 1998. In December 1995, the FDA permitted the Company to commence an expanded-access program to dispense thalidomide for the treatment of cachexia. This program is still ongoing and permits persons with AIDS cachexia access to the drug.

     Recurrent Aphthous Stomatitis. RAS is characterized by lesions of the oral cavity, esophagus, and gastrointestinal tract and may interfere with normal eating. The Company believes RAS afflicts an estimated 10,000 AIDS patients. Positive results have been reported in a study conducted by the AIDS Clinical Trials Group of the National Institutes of Health using a formulation of thalidomide manufactured by a third party. In mid-1997, the Company began a pivotal clinical trial involving 84 patients for the evaluation of thalidomide in the treatment of RAS, using the same principal investigator as the AIDS Clinical Trials Group study.

     Chronic Diarrhea. Frequent intractable diarrhea is a clinically important condition in AIDS patients. There currently is no effective treatment for this condition, which results in restricted lifestyle and significant morbidity, such as weight loss, and which the Company believes may afflict as many as 50,000 patients in the United States. The Company is currently sponsoring a double-blind, placebo controlled Phase II/III clinical trial involving 120 AIDS patients at three centers in London, the U.S. and Mexico, for 28 days of therapy, to determine the safety and efficacy of a single dose of 100 mg of thalidomide in the symptomatic treatment of AIDS patients with severe diarrhea in the presence of two common bowel pathogens.

     Effect of Protease Inhibitors and Triple Combination Therapy on Need for THALOMID. Triple combination therapy, which involves the use of a protease inhibitor in conjunction with two reverse transcriptase inhibitors, has proven effective at reducing the HIV viral load in HIV+ or AIDS patients and may also reduce the number of complications per patient. However, the Company believes there will be continuing need for THALOMID among AIDS patients because: (i) triple combination therapy does not lead to a short-term restoration of the immune system, and thus many patients receiving triple combination therapy, especially those who have suffered from AIDS for an extended period of time, continue to be prone to opportunistic infections, and (ii) there is growing evidence that mutations of the AIDS virus may render protease inhibitors less effective. This is supported by empirical evidence recently presented at scientific conferences which suggest that protease inhibitors may become less effective over an extended period of time.


Non AIDS-Related Conditions

     Erythema Nodosum Leprosum. ENL, a complication of leprosy, is a chronic bacterial disease. Leprosy afflicts millions worldwide, although the disease is relatively rare in the United States. Celgene does not plan to market THALOMID outside the United States and Canada in the near term. ENL occurs in about 30% of leprosy patients, and is characterized by cutaneous lesions, acute inflammation, fever, and anorexia. On September 19, 1997, the Company received an approvable letter from the FDA with respect to the Company's NDA for THALOMID in the treatment of ENL.

     Behcet's Disease and Complex Aphthosis. In September 1997, the Company filed an IND with the FDA for the study of thalidomide for potential use in the treatment of Behcet's disease and complex aphthosis, which are chronic autoimmune disorders that together affect approximately 15,000 people in the United States, and are characterized by eye inflammation, oral and genital ulcers and other skin lesions. The disease can also damage joints, blood vessels, the central nervous system and the gastrointestinal tract. Investigators at the Bowman Gray School of Medicine and the Mayo Clinic will conduct the two-phase, double-blind study, to determine whether there is a statistically significant reduction in existing ulcers and whether the drug inhibits the formation of new ulcerations. Thalidomide is generally regarded as the treatment of choice for severe Behcet's disease and complex aphthosis.

     Graft Versus Host Disease. Graft versus host disease is a disorder of the immune system that is the most common complication and cause of death following bone marrow transplants. There have been individual cases in which comprehensive and intensive thalidomide therapy at high doses has successfully reversed this disease. The Company is developing a protocol for a study of thalidomide in the treatment of graft versus host disease.

     Various Oncological Applications. Cachexia is a prevalent complication of late stage cancer and is often associated with the after-effects of chemotherapy. The Company is currently evaluating a number of protocols for studying the effects of thalidomide on wasting associated with several cancer conditions.

     Compassionate Use Programs. Since 1995, the Company has been providing thalidomide under physician-directed compassionate use programs in the U.S. and Canada. The Company has fulfilled over 700 separate requests (each of which may represent a multiple number of patients being treated) for supplies of thalidomide to treat more than 30 different indications.


IMiDs

     Celgene has designed and synthesized a number of novel structural analogues of thalidomide which have demonstrated in in vitro tests to be substantially more potent than thalidomide, including some with equivalent ability to inhibit TNF-[alpha] overproduction but in a dose as low as 1/100,000 of the dose of thalidomide. There can be no assurance, however, that the same effect can be duplicated in in vivo tests. Research on these compounds is now focused on increasing the immunological and anti-angiogenic activity and the potential elimination of thalidomide's side effects including teratogenicity. Certain analogues are now being evaluated in preclinical toxicology. The Company anticipates filing IND applications for novel thalidomide analogues to treat selected inflammatory and oncological disease states in 1998.

SelCIDs
     The Company has designed, synthesized and tested several hundred SelCIDs ("Selective Cytokine Inhibitory Drugs"). These compounds have demonstrated the ability to be highly specific suppressors of TNF-[alpha] in in vitro bioassays of human cells. In April 1997, the Company announced that its SelCIDs appear to have a highly specific inhibitory effect on the phosphodiesterase type 4 enzyme (PDE-4), which is linked to the overproduction of TNF-[alpha]. Studies have determined that many of the SelCIDs decrease synthesis of TNF-[alpha] through selective inhibition of PDE-4. The Company believes that control of TNF-[alpha] at its source, versus simple removal of circulating levels of the cytokine, may facilitate more effective therapy without immune suppression. There can be no assurance, however, that the same effect can be duplicated in in vivo tests.

     The Company's first SelCID was found to be well tolerated in a recently completed small human safety trial in the United Kingdom. An expanded safety trial has recently commenced in the UK. The Company aims to file an IND for the treatment of inflammatory bowel disease in the United States in 1998. Unlike existing drugs which inhibit PDE-4, SelCIDs have not shown any evidence of acute emesis (nausea and vomiting) in animal tests. If confirmed in humans, this would indicate that they are a unique class of PDE-4 inhibitors. The U.S. Patent and Trademark Office has issued composition of matter patents to the Company relating to certain of its novel thalidomide analogues and SelCIDs.

CHIRAL CHEMISTRY
     Celgene is applying its biocatalytic synthesis technology and seven years of experience in developing chirally pure intermediates towards the development of substantial business opportunities in human pharmaceuticals and agrochemicals. The Company believes it has made significant progress over the past two years towards the development of two principal opportunities: (i) the development of chirally pure versions of existing racemic drugs whose performance and/or safety profiles may be enhanced by eliminating chiral impurities; and (ii) the development and production of chirally pure agrochemicals.

Chirality
     Many human pharmaceuticals and agrochemicals exist in two or more different three dimensional configurations that are identical in chemical structure but are mirror images of each other. These conformations, known as stereoisomers, generally interact differently with biological targets. In clinical applications, one isomer may result in the desired therapeutic effect by stimulating or inhibiting a targeted biological function, while the other isomer may be inactive or cause undesirable side effects. In contrast to racemic pharmaceuticals, the use of chirally pure pharmaceuticals may result in significant clinical benefits such as reduced toxicity and increased efficacy. In agrochemical applications, the use of chirally pure chemicals can result in a substantially reduced volume of product required to achieve the desired benefit, thereby lowering manufacturing costs and reducing the environmental burden as compared with racemic chemicals.

     The worldwide market value of drugs marketed in their chirally pure form increased from approximately $7 billion in 1985 to approximately $50 billion in 1995. This increase was driven, in large part, by the FDA's movement towards requiring applicants, in connection with the submission of NDAs for racemic compounds, to evaluate the racemic mixture as well as each stereoisomer. In addition, in February 1997 the FDA requested public comment on whether and how it should create incentives, including periods of market exclusivity, for the development of chirally pure drugs. Similarly, agrochemicals are subject to complex and evolving environmental regulation in the United States and abroad, including regulations establishing usage levels. The Company believes that such regulatory constraints increase the commercial opportunity for chirally pure agrochemicals which cause less environmental impact, in terms of both their manufacture and use.

Celgene's Core Chiral Technology: Biocatalysis
     Celgene's biocatalytic process enables the efficient production of chirally pure compounds. The Company's biocatalytic process is based primarily on the use of enzymes called aminotransaminases, which are optimized by the Company through genetic engineering techniques. These enzymes catalyze the production of only the desired stereoisomer of a chiral compound, and can be used in conventional chemical synthesis reactors at room temperature.

     The Company's biocatalytic process for producing chirally pure compounds differs from the more common approach of producing racemic mixtures followed by separation of the desired stereoisomer through resolution techniques such as crystallization or chromatography. These traditional approaches to producing chirally pure compounds can be cumbersome, result in low yields, use more raw materials, and are generally less economical than the Company's process. The Company believes that its biocatalytic process can be applied to the manufacture of a wide variety of organic chemicals.


Chirally Pure Pharmaceuticals

     Celgene believes there is a significant opportunity in developing chirally pure versions of approved drugs currently sold in racemic form. Compounds that have been approved and marketed have a significant body of information regarding their safety and efficacy, and consequently: (i) the cost and duration of clinical trials may be reduced if reference may be made to data used in the course of obtaining regulatory approval for the racemic parent compound; (ii) the risk of not obtaining regulatory approval may be reduced, and (iii) marketing risks may be reduced due to the established market for the parent compound.

     The Company is developing chirally pure versions of currently marketed racemic drugs as potentially improved pharmaceuticals with reduced side effects, lower dosage requirements, enhanced specificity, and applications in new indications. The Company filed IND applications with the FDA and the Health Protection Branch of Canada and initiated a Phase I/II clinical trial for a chirally pure version of dl-methylphenidate ("dl-MPH"), which has been used for decades in formulations such as Ritalin for the treatment of ADHD in children. One million American children are estimated to be treated with dl-MPH in its racemic form. Total U.S. sales in 1997 of the racemic version of the drug were approximately $400 million. The Company's study was designed to evaluate the pharmacokinetics and potential benefits of its chirally pure version of dl-MPH. The Company completed this trial in the fall of 1997 and announced that its chirally pure version of dl-MPH demonstrated statistically significant efficacy versus a placebo and preliminary indications of longer duration of action relative to the racemic version. In addition, the Company has commenced development of a controlled release version of its chirally pure version of dl-MPH, which may substantially improve administration of the drug. The Company has applied for use and process patents for both its chirally pure and controlled release versions of dl-MPH.

     The Company is also developing a chirally pure formulation of mexiletine for the treatment of neuropathic pain, a chronic pain state frequently associated with trauma, spinal cord injury, and complications of diabetes. Neuropathic pain generally arises from injury to the peripheral or central nervous tissue. In most cases, chronic neuropathic pain responds poorly to treatment with opiates or nonsteroidal anti-inflammatory analgesics. Mexilitine is used primarily for the treatment of cardiac arrhythmia. However, high doses of racemic oral mexiletine are sometimes used by physicians as an adjuvant treatment for neuropathic pain, presumably due to its ability to block sodium channels that communicate pain signals through the nervous system. However, this off-label use has been limited, due to the racemate's effect on sodium channels in the heart and the central nervous system that can lead to significant side effects.

     Celgene reported that its chirally pure formulation of mexiletine substantially reduced severe neuropathic pain in established animal models. The study examined the effect of each of the two isomers of mexiletine, racemic mexiletine, and lidocaine, a prototypical sodium channel blocker, on allodynia (pain response elicited by light touch stimuli), in two established preclinical models. Celgene, in collaboration with researchers at the Anesthesiology Research Laboratory at the University of California in San Diego, determined that one isomer of mexiletine is active in the reduction of neuropathic pain. Formulation of a pharmaceutical with this single, selective isomer may help avoid adverse effects on cardiac and other tissues. A racemic formulation of mexiletine is marketed by several companies as an anti-arrhythmic agent. Celgene's preliminary research indicates that the anti-arrhythmic effect is resident in one isomer and the pain suppression capability in the other. The Company has filed for appropriate patent coverage for chirally pure mexiletine for neuropathic pain.


Chirally Pure Agrochemicals

     The Company's Celgro subsidiary is applying the Company's proprietary biocatalytic synthesis technology to agrochemicals. Celgro's approach is to work with agrochemical companies to adapt the Company's biocatalytic technology to the manufacture of chirally pure versions of these companies' crop protection agents, and then license the technology to these companies in exchange for royalties. Celgro will also seek to develop chirally pure versions of existing agrochemicals on its own, and then enter into license agreements with third parties, who would manufacture and sell the agrochemicals and pay the Company royalties. The Company believes that the agrochemical market presents a substantial opportunity because many agrochemicals produced in racemic form, with annual worldwide sales totaling $5 billion, could be manufactured in chirally pure form.

     Since 1994, the Company has been developing a process to manufacture a chirally pure version of a currently marketed racemic crop protection agent under a research and development agreement with BASF, and has successfully scaled up the process. The Company has received milestone research and development payments in excess of $2 million under this agreement. The Company is also actively pursuing several similar arrangements with other major agrochemical companies.

     The Company also believes that its chiral technology can be enabling in agrochemical applications because it has the potential to significantly lower manufacturing costs compared to conventional technologies and other chiral technologies. Compared to the Company's biocatalytic process, conventional technologies require more raw materials and greater plant capacity to produce the same effective quantity of product, while other chiral technologies require specialized equipment, more expensive chiral agents, more raw material, and greater capacity for handling hazardous wastes produced in the separation process. In addition, it is anticipated that the required application amount of a chirally pure form of an agrochemical is substantially less than the racemic form, thereby reducing environmental burden. Agrochemicals are highly price sensitive, and, therefore, a process that produces chirally pure products at significant cost savings could be in substantial demand.

PATENTS AND PROPRIETARY TECHNOLOGY
     Patents and other proprietary rights are important to the Company's business. It is the Company's policy to seek patent protection for its inventions, and also to rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain its competitive position.

     Under an agreement with The Rockefeller University ("Rockefeller"), the Company has obtained certain exclusive rights and licenses to manufacture, use, and sell products that are based on compounds identified in research carried out by Rockefeller and the Company that can be used for treating toxicity associated with high concentrations of TNF-[alpha] (the "Rockefeller License"). Rockefeller has identified a method of using thalidomide and certain thalidomide-like compounds to treat certain symptoms associated with abnormal concentrations of TNF-[alpha], including those manifested in septic shock, cachexia and HIV infection, and in 1995 was issued U.S. Patent No. 5,385,901 which claims such methods. This U.S. Patent expires in 2012 and is included in the patent rights licensed to the Company under the Rockefeller License. However, Rockefeller did not seek corresponding patents in any other countries in respect of this invention. Under the Rockefeller License, the Company is obligated to pay certain specified royalties to Rockefeller on net sales of licensed products for covered indications. The Rockefeller License is coterminous with the last to expire of the licensed patents and is terminable by Rockefeller only in the event of a breach of the agreement's terms. Any termination of the Rockefeller License could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has been issued 28 U.S. Patents and has filed 15 U.S. Patent applications. Of the issued U.S. Patents, 15 relate to immunotherapeutic and chiral amine processes, compounds and uses. The Company's U.S. Patents expire between 2001 and 2016. The Company has obtained patents in certain other countries which correspond to some, but not all, of the Company's U.S. Patents. The Company expects to continue to file patent applications covering the use of its proprietary inventions.

     Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade ("GATT"), the exclusive rights afforded by a U.S. Patent were for a period of 17 years measured from the date of grant. Under these new laws, the term of any U.S. Patent granted on an application filed subsequent to June 8, 1995, would terminate 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995, will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

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

     The Company's success will depend, in part, on its ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct its business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including the Company, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any of its pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will be circumvented by others. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of its inventions, the Company may have to participate in interference proceedings declared by the U.S. PTO to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the invention and the loss of any right to use the invention, and even if the eventual outcome is favorable to the Company, such interference proceedings could result in substantial cost to the Company. Protection of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that in the event that any claims with respect to any of the Company's patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause the Company to lose exclusivity relating to such patent claims. If a third party is found to have rights covering products or processes used by the Company, then the Company could be forced to cease using the technologies covered by the disputed rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party. Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to the Company in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention, or that any judicial interpretation of the validity, enforceability, or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if the Company's patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with the Company using the resulting alternative technology. The Company does not currently have, nor does it intend to seek, patent protection relating to the use of THALOMID to treat erythema nodosum leprosum, an inflammatory complication of leprosy.

     The Company also relies upon unpatented proprietary and trade secret technology that it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by the Company, others have not and will not obtain access to the Company's proprietary technology.

GOVERNMENTAL REGULATION
     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in the Company's ongoing research and development activities. All of the Company's therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-market approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state, statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record keeping, and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Even if regulatory approval is obtained for any of the pharmaceutical products manufactured by or for the Company, or using the Company's biocatalytic chiral processes, the scope of the approval may significantly limit the indicated uses for which such products may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by the Company or its collaborators or licensees to obtain or maintain, or any delay in obtaining regulatory approvals could adversely affect the marketing of any products developed by the Company, and its ability to receive product revenue, royalty revenue, or profit sharing payments.

     The activities required before a pharmaceutical may be marketed in the United States begin with preclinical testing not involving human subjects. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application ("IND"), which must be reviewed by the FDA primarily for safety considerations before proposed clinical trials in humans can begin. Typically, clinical trials involve a three-phase process.

     In Phase I, clinical trials are conducted with a small number of individuals to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes, and expanded evidence of safety. In Phase III, larger-scale, multi-center, adequate and well-controlled, comparative clinical trials are conducted with patients in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others, however in some limited circumstances Phase III trials may be modified to allow evaluation of safety and efficacy in a less regimented manner, which may allow the Company to rely on historical data relating to the previous use of certain pharmaceuticals. In Phase IV, confirmatory trials are conducted after the FDA's approval of an NDA or issuance of an approvable letter in order to resolve any open issues. Monitoring of all aspects of the study to minimize risks is a continuing process. Reports of all adverse events must be made to the FDA. The results of the preclinical testing and clinical trials are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. If an NDA is approved, the Company will have to establish a system for obtaining reports of experience and side effects that are associated with the drug and make appropriate submissions to the FDA.

     Pursuant to the Orphan Drug Act, a sponsor may request the FDA to designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A "rare disease or condition" is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of development and making available the drug is not expected to be recovered from sales of the drug in the United States. Upon the approval of the first NDA for a drug designated as an orphan drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for such drug for that indication for seven years. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug's development. Possible amendment of the Orphan Drug Act by the United States Congress and possible reinterpretation by the FDA are the subject of frequent discussion. FDA regulations reflecting certain definitions, limitations and procedures went into effect in January 1993. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future, or that the current level of exclusivity and tax credits will remain in effect. The Company has received from the FDA orphan drug designation for thalidomide for the treatment of ENL, AIDS cachexia, mycobacterial infections and RAS. However, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to Celgene for the use of thalidomide for the treatment of one or more of these indications. If such were to happen, Celgene's applications for that indication could not be approved until the competing company's seven year period of exclusivity expired.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with the FDA's current Good Manufacturing Practice regulations and guidelines ("GMP"). In complying with GMP, manufacturers must devote extensive time, money, and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance.

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

     Competition in the pharmaceutical industry, and specifically in the immunotherapeutic areas being addressed by the Company, is particularly intense. Numerous companies, including Immunex Corp., and Centocor Corp., are pursuing techniques to modulate TNF-[alpha] production through various combinations of monoclonal antibodies, TNF-[alpha] receptors, and small molecule approaches. In addition, a number of other companies are attempting to address, with other technologies and products, the disease states currently being targeted by the Company. Other companies are attempting to develop thalidomide for AIDS-related and non AIDS-related indications. EntreMed, Inc. is researching the effectiveness of thalidomide and its own thalidomide analogues as anti-angiogenic agents in the treatment of retinal disease and cancer. EntreMed has advised the Company that EntreMed has an exclusive license under several issued patents and patent applications covering these uses. Andrulis Pharmaceuticals Corp., a small privately held company, is attempting to develop thalidomide for the treatment of AIDS-related complications.

     Several companies have established chiral products and chiral technologies. Sepracor and Chiroscience are actively developing chirally pure versions of pharmaceuticals currently marketed in racemic form. Chiroscience has completed Phase I trials in the United Kingdom for a chirally pure version of dl-MPH and is working with Medeva Plc, a leading supplier of dl-MPH in the United States, towards full clinical development. Chiroscience has also taken certain steps to assert patent and proprietary rights with respect to its formulation of a chirally pure version of dl-MPH. The agrochemical market is large and, within this market, efforts are underway by the in-house development staffs of agrochemical companies to produce chirally pure versions of their existing racemic crop protection agents.

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

MANUFACTURING
     THALOMID is formulated and encapsulated for the Company by Penn Pharmaceuticals Ltd. of Great Britain ("Penn") in a special facility which has been certified by the FDA, devoted exclusively to the production of THALOMID capsules. Both the bulk manufacturing facility that produces the drug substance for THALOMID and the Penn facility have been certified as GMP compliant. In certain instances, the Company may be required to make substantial capital expenditures to access additional manufacturing capacity.

SALES AND MARKETING
     The Company intends to develop and market its own pharmaceuticals for indications with smaller patient populations. For drugs with indications with larger patient populations, the Company anticipates partnering with other pharmaceutical companies. The Company also anticipates partnering with companies for the development and com-mercialization of the Company's chirally pure pharmaceutical and agrochemical products. Celgene expects that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements. Celgene has established a sales and marketing organization to commercialize THALOMID (subject to regulatory approval), and intends to initially employ approximately 25 people in this capacity. The Company believes that a direct sales force for THALOMID can be effective because of the relatively small, concentrated patient population, of which 70% resides in 20 major metropolitan areas. Celgene has engaged a specialty contract distributor to distribute THALOMID in strict accordance with the Company's program to promote the safe and effective dispensing and use of the product. This program will include comprehensive physician, pharmacist and patient education, informed consent procedures, appropriate labeling, and frequent pregnancy testing.


EMPLOYEES

     At February 28, 1998, the Company had 94 full time employees, 41 of whom were engaged primarily in research and development activities, 25 of whom were engaged in sales and marketing activities, and the remainder of whom were engaged in executive and administrative activities. Of the Company's employees, 47 have advanced degrees, including 22 who have Ph.D. degrees. The Company also maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States.


FORWARD-LOOKING STATEMENTS

     This Annual Report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Annual Report which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as the attainment of pharmaceutical development milestones or the receipt of regulatory approval or the entering into of licensing or partnership arrangements and other similar matters, are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results and developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties which could cause actual results to differ materially from the Company's expectations, including the risk factors discussed below and elsewhere in this Annual Report and other factors, many of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Annual Report are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company or its business or operations. The Company assumes no obligation to update publicly any such forward-looking statements, whether as a result of new information, future events or otherwise.


RISK FACTORS

     Uncertainty of Product Development. Many of the Company's products and processes are in the early or mid-stages of development and will require the commitment of substantial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up, and regulatory approval prior to commercialization. The Company has not yet commercialized any of its products. All of the products under development by the Company will require further development, clinical testing, and regulatory approvals, and there can be no assurance that commercially viable products will result from these efforts.


     Uncertainty Associated with Clinical Trials; Extensive Government Regulation; No Assurance of Regulatory Approval. The preclinical development, clinical trials, manufacturing, marketing, and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. There can be no assurance that the Company will be able to obtain the necessary approvals required to market its products in any of these markets. The testing, marketing, and manufacturing of the Company's products, will require regulatory approval, including approval from the FDA, and, in certain cases, from the U.S. Environmental Protection Agency (the "EPA"), or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. It is not possible to predict how long the approval processes for any of the Company's products will take or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies are no assurance of success in later phases of the approval process. In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from such tests and trials can be susceptible to varying interpretation that could delay, limit, or prevent regulatory approval. Also, delays or rejections may be encountered during any stage of the regulatory approval process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, the regulatory agency's requirements for safety, efficacy, and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first; and those requirements may become more stringent due to changes in regulatory agency policy, or the adoption of new regulations. Clinical trials may also be delayed due to unanticipated side effects, the inability to locate, recruit and qualify sufficient numbers of patients, lack of funding, the inability to locate or recruit scientists, the redesign of clinical trial programs, the inability to manufacture or acquire sufficient quantities of the particular product candidate or any other components required for clinical trials, changes in focus of the Company's or its collaborative partner's development focus, and the disclosure of trial results by competitors. Even if regulatory approval is obtained for any of the Company's pharmaceutical products or using the Company's biocatalytic chiral processes, the scope of the approval may significantly limit the indicated uses for which such products may be marketed. Approved drugs and agrochemicals, as well as their manufacturers, are subject to on-going review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Delays in obtaining, or the failure to obtain and maintain, necessary approvals from the FDA, EPA, or other regulatory agencies for the Company's proprietary products, would have a material adverse effect on the Company's business, financial condition, and results of operations.

     No Assurance of Market Acceptance. There can be no assurance that those of the Company's products which receive regulatory approval, including THALOMID, or for which no regulatory approval is required, will achieve market acceptance. A number of factors render the degree of market acceptance of the Company's products uncertain, including the extent to which the Company can demonstrate such products' efficacy, safety, and advantages over competing products, as well as the reimbursement policies of third party payors, such as government and private insurance plans. In addition, there can be no assurance that the Company's Celgro subsidiary will be able to negotiate a licensing agreement with BASF or any other agrochemical manufacturer on terms acceptable to the Company, or at all. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

     Risks of Product Liability and Availability of Insurance. The Company may be subject to product liability or other claims based on allegations that the use of its technology or products has resulted in adverse effects, whether by participants in the Company's clinical trials or by patients (if and when such products are approved). Thalidomide, when used by pregnant women, has resulted in serious birth defects. Therefore, necessary and strict precautions must be taken by physicians prescribing the drug to women with childbearing potential, and there can be no assurance that such precautions will be observed in all cases or, if observed, will be effective. Use of thalidomide has also been associated, in a limited number of cases, with other side effects, including nerve damage. Although the Company has product liability insurance in force that it believes to be appropriate, there can be no assurance that it will be able to obtain additional coverage as required, or that such coverage will be adequate to protect the Company in the event claims are asserted against it. The obligation to defend against or pay any product liability claim may have a material adverse effect on the Company's business, financial condition, and results of operations.

     Dependence on Patent and Proprietary Rights. The Company's success will depend, in part, on its ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct its business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including the Company, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any of its pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will be circumvented by others. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of its inventions, the Company may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the invention and the loss of any right to use the invention, and even if the eventual outcome is favorable to the Company, such interference proceedings could result in substantial cost to the Company. Protection of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that in the event that any claims with respect to any of the Company's patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause the Company to lose exclusivity relating to such patent claims. If a third party is found to have rights covering products or processes used by the Company, then the Company could be forced to cease using the technologies covered by the disputed rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party. Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to the Company in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention, or that any judicial interpretation of the validity, enforceability, or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if the Company's patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with the Company using the resulting alternative technology. The Company does not currently have, nor does it intend to seek, patent protection relating to the use of THALOMID to treat erythema nodosum leprosum, an inflammatory complication of leprosy. The Company also relies upon unpatented proprietary and trade secret technology that it seeks to protect, in part, by confidentiality agreements with its collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers, and other advisors. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that the Company would have adequate remedies for any such breach, or that the Company's trade secrets, proprietary know-how, and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by the Company, others have not and will not obtain access to the Company's proprietary technology.

     History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability; Capital Requirements; Uncertainty of Additional Funding. The Company has sustained losses in each year since its incorporation in 1986. The Company sustained a net loss of approximately $25.4 and 17.8 million for the years ended December 31, 1997 and 1996, respectively, and had an accumulated deficit of approximately $119.5 million at December 31, 1997. The Company expects to make substantial expenditures to further develop its immunotherapeutic and chiral products, and, based on these expenditures, it is probable that losses will continue for at least the next 12 to 18 months. The Company is currently utilizing its cash resources at a rate of approximately $2.0 million per month. The Company expects that its rate of spending generally will remain high as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations the Company is seeking additional capital resources. These may include the sale of additional securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and possessing resources to support the Company's immunotherapeutic or chiral programs, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations and research programs in the long-term. However, no assurances can be given that the Company will be successful in raising such additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow.


     If the Company is unable to raise additional funds, the Company believes that its current financial resources, including its option to issue and sell additional Series B Preferred Stock (which is subject to the satisfaction of certain conditions and expires of June 9, 1998), could fund operations through 1998. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's development and commercialization programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing, and sales capabilities, the ability of the Company to license its biocatalytic chiral process technology to agrochemical companies, the technological advances and activities of competitors, and other factors.

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

     Dependence on Sole Supplier of Raw Material and Sole Encapsulator for THALOMID. The Company obtains all of its bulk drug material for THALOMID from a single source. In addition, the Company currently relies on a single manufacturer to encapsulate THALOMID. Because the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in the United States achieve and maintain compliance with current Good Manufacturing Practice regulations and guidelines ("GMP"), if the operations of the sole supplier or the sole encapsulator were to become unavailable for any reason, the required FDA review of the operations of a new supplier or new encapsulator could cause a delay in the manufacture of THALOMID. Such a delay could have a material adverse effect on the Company's business, financial condition, and results of operations.

     Dependence on Collaborations and Licenses with Third Parties. The Company's ability to fully commercialize its proprietary products, if developed, may depend to some extent upon the Company's ability to enter into joint ventures or other arrangements with established pharmaceutical companies with the requisite experience and financial and other resources to obtain regulatory approval, and to manufacture and market such products. Accordingly, the Company's success will depend, in part, upon the subsequent success of such third parties in performing preclinical testing and clinical trials, obtaining the requisite regulatory approvals, scaling up manufacturing, successfully commercializing the licensed product candidates and otherwise performing their obligations. There can be no assurance that the Company will be able to enter into acceptable collaborative and licensing arrangements on acceptable terms, if at all, that such arrangements will be successful, that the parties with which the Company may establish arrangements will perform their obligations, or that potential collaborators will not compete with the Company by seeking alternative means of developing therapeutics for the diseases targeted by the Company. There can be no assurance that the Company's existing or future arrangements will lead to the development of product candidates or compounds with commercial potential, that the Company will be able to obtain or maintain proprietary rights or licenses for the proprietary rights with respect to any technology or product candidates or compounds developed in connection with these arrangements, or that the Company will be able to ensure the confidentiality of any proprietary rights and information developed in such arrangements or prevent the public disclosure thereof.

     Under an agreement with The Rockefeller University ("Rockefeller"), the Company has obtained certain exclusive rights and licenses to manufacture, use, and sell products that are based on compounds identified in research carried out by Rockefeller and the Company that can be used for treating toxicity associated with high concentrations of TNF-[alpha] (the "Rockefeller License"). The Rockefeller License is terminable by Rockefeller in the event of a material breach of the agreement's terms.

     Lack of Manufacturing Capabilities. The manufacture of large quantities of pharmaceuticals is a complex process, and all pharmaceutical manufacturing facilities must comply with applicable regulations of the FDA. The Company currently has no experience in, or its own facilities for, manufacturing any products on a commercial scale. The Company currently utilizes an outside manufacturer for the production of THALOMID, and currently intends to utilize outside manufacturers if and when needed to produce the Company's other products on a commercial scale. There can be no assurance that such manufacturers will meet the Company's requirements for quality, quantity, or timeliness, or that these manufacturers will achieve and maintain compliance with all applicable regulations.

     Limited Marketing Capabilities. The Company has established a sales and marketing organization to commercialize THALOMID (subject to regulatory approval of the product), and with respect to certain other products, it may seek a corporate partner to provide such services. Any delay in developing these resources for THALOMID may have an adverse impact on potential sales of THALOMID. The Company has contracted with a specialty distributor to distribute THALOMID if and when approved. Failure of such specialty distributor to properly and continuously perform its obligations under such agreement could have a material adverse effect on the Company.

     Dependence on Third-Party Reimbursement; Uncertainty of Product Pricing. Sales of the Company's pharmaceutical products will depend, in part, on the extent to which the costs of such products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers, and other third party payors. These health care management organizations and third party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority, and the prices of pharmaceutical and biotechnology drugs have been targeted in this effort. If the Company succeeds in bringing any pharmaceutical products to market, there can be no assurance that such products will be considered cost effective by payors, that reimbursement will be available or, if available, that the level of reimbursement will be sufficient to allow the Company to sell its products on a profitable basis.

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

     Shares Eligible for Future Sale. Future sales of substantial amounts of Common Stock could adversely affect the prevailing market price of the Company's Common Stock. As of December 31, 1997, there were outstanding stock options for approximately 2,349,528 shares of Common Stock, of which approximately 1,485,652 were currently exercisable, and warrants either outstanding or issuable upon demand that are exercisable for 1,411,925 shares of Common Stock. All shares of Common Stock referred to in this paragraph would be freely tradable upon issuance.

     Potential Fluctuations in Quarterly Operating Results. The Company has historically experienced, and expects to continue for the foreseeable future to experience, significant fluctuations in its quarterly operating results. This fluctuation is due to a number of factors, many of which are outside the Company's control, including the timing of receipt of certain research and development payments. Future operating results will depend on many factors, including demand for the Company's products, regulatory approvals, the timing of the introduction and market acceptance of new products by the Company or competing companies, the Company's ability to control costs and its ability to attract and retain highly qualified scientific and management personnel. Such quarterly fluctuations in operating results may result in increased volatility of the Company's stock price.

     Volatility of Stock Price. There has been significant volatility in the market prices for publicly traded shares of specialty pharmaceuticals companies, including those of the Company. There can be no assurance that the price of the Common Stock will remain at or exceed current levels. Factors such as announcements of technical or product developments by the Company or its competitors, market conditions for specialty pharmaceuticals stocks in general, governmental regulation, healthcare legislation, public announcements regarding medical advances in the treatment of the disease states that the Company is targeting, or patent or proprietary rights developments may have a significant impact on the market price of the Common Stock.

     Anti-Takeover Effects of Shareholder Rights Plan; Certain Charter and By-law Provisions; Delaware Law. The Board of Directors has adopted a shareholder rights plan (the "Rights Plan"), the purpose of which is to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer a fair price to all stockholders. The Plan is not intended to prevent, and should not prevent, an offer to acquire the Company at a price and on terms that are in the best interests of all stockholders, or a negotiated transaction to sell the Company for a purchase price determined by the Board to be in the Company's and its stockholders' best interests, nor should it have a material adverse affect on the ability of a person or group to obtain representation on or control of the Board through a proxy contest. Nonetheless, the Rights Plan may have the effect of dissuading a potential acquiror from making an offer for all the outstanding shares of Common Stock at a price that represents a premium to the then current trading price.

     Moreover, the Board of Directors has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of those shares. Such issuance could adversely affect the holders of Common Stock, and could discourage a third party from acquiring a majority of the Company's outstanding voting stock.

     Additionally, the Board of Directors of the Company has adopted certain amendments to the Company's By-laws intended to strengthen the Board's position in the event of a hostile takeover attempt. The By-law provisions have the following effects: (1) they provide that only persons who are nominated in accordance with the procedures set forth in the By-laws shall be eligible for election as directors of the Corporation, except as may be otherwise provided in the By-laws; (2) they provide that only business brought before the annual meeting by the Board of Directors or by a stockholder who complies with the procedures set forth in the By-laws may be transacted at an annual meeting of stockholders; (3) they provide that only the Chairman of the Board, if any, the Chief Executive Officer, the President, the Secretary, or a majority of the Board of Directors may call special meetings of the stockholders of the Company; (4) they establish a procedure for the Board of Directors to fix the record date whenever stockholder action by written consent is undertaken, and
(5) they require a vote of holders of two-thirds of the outstanding shares of Common Stock to amend certain By-law provisions. Furthermore, the Company is subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. In general, the statute prohibits a publicly held Delaware corporation from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. For purposes of
Section 203, a "business combination" includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder, and an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years prior, did own) 15% or more of the corporation's voting stock.

     Absence of Cash Dividends on Common Stock. The Company has never declared or paid cash dividends on its Common Stock, and does not anticipate doing so in the foreseeable future.

ITEM 2. PROPERTIES
     The Company leases a 44,500 square foot laboratory and office facility in Warren, New Jersey under a lease with an unaffiliated party which has a term ending in May 2002 with one five-year renewal option. Approximately 12,500 square feet on this facility are subleased, for a period not to exceed three years, to Cambrex Corporation, which purchased the Company's chiral intermediate business. The Company also sub-leases 17,500 square feet in a facility located in Annandale, New Jersey that houses the Company's Celgro unit. The facility consists of office and laboratory space and is leased under a sub-lease which expires in February 1999. The Company believes that its laboratory facilities are adequate for its research and development activities for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS
     The Company is not engaged in any legal proceedings. The Company believes it is currently in substantial compliance with all federal, state and local environmental laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CELG." The following table sets forth, for the periods, indicated the intra-day high and low sale prices per share of Common Stock on the Nasdaq National Market:


                                         High        Low
  1997
  Fourth Quarter ..................    $133/8      $ 73/4
  Third Quarter ...................     121/2        63/4
  Second Quarter ..................      77/8        47/8
  First Quarter ...................     123/8           7
  1996
  Fourth Quarter ..................     121/4        77/8
  Third Quarter ...................     117/8           6
  Second Quarter ..................     181/8       111/8
  First Quarter ...................        19       111/8
  1995
  Fourth Quarter ..................     131/2        81/4
  Third Quarter ...................     111/4        71/4
  Second Quarter ..................     111/2        47/8
  First Quarter ...................      61/4        43/8

     The last reported sales price per share for the Common Stock on the Nasdaq National Market on March 17, 1998 was $9.00. As of March 17, 1998, there were approximately 469 holders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA
     The following Selected Financial Data should be read in conjunction with the Company's Financial Statements and the Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. The data set forth below with respect to the Company's Statement of Operations for the years ended December 31, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1996 and 1997 are derived from the Company's financial statements which have been audited by KPMG Peat Marwick LLP, independent accountants, and which are included elsewhere in this Annual Report and are qualified by reference to such Financial Statements and Notes thereto. Other information has been derived from other audited financial statements. The historical results are not necessarily indicative of future results of operations.

                                                                 Year ended December 31,
                                     1997               1996              1995               1994               1993
                               ----------------   ---------------   ----------------   ----------------   ----------------
Operations Data:
Total Revenues                  $          --      $      98,000     $     472,000      $     881,665      $    1,122,193
Loss from continuing
 operations                        (2,740,157)        (5,710,781)       (8,366,380)       (17,057,521)        (25,019,844)
Loss from discontinued
 operations                        (7,585,629)        (4,502,446)       (2,150,143)          (761,460)           (427,183)
Net loss applicable to
 common stockholders              (10,325,786)       (10,213,227)      (10,516,523)       (21,609,639)        (26,921,501)
Per share of common
 stock--basic and diluted
Loss from continuing
 operations                     $       (0.35)     $       (0.73)    $       (1.04)     $       (1.81)     $        (2.05)
Loss from discontinued
 operations                           (  0.97)           (  0.57)          (  0.27)           (  0.08)            (  0.03)
Net loss applicable to
 common shareholders                  (  1.32)           (  1.30)          (  1.30)           (  2.29)            (  2.20)
Weighted average number of
 shares outstanding                 7,841,000          7,853,000         8,073,000          9,450,000          12,215,000
Dividends                                  --                 --                --                 --                  --
Balance Sheet Data
Cash and cash equivalents,
 and marketable securities      $  17,899,946      $   8,500,086     $  11,712,905      $  17,814,984      $   13,583,445
Total Assets                       21,822,225         11,547,930        14,211,218         20,937,862          18,217,456
Convertible debentures                     --                 --         4,592,366          2,026,043                  --
Accumulated deficit               (50,259,650)       (60,472,877)      (70,989,400)       (92,599,039)       (119,520,540)
Stockholder's equity               20,295,614         10,004,066         7,142,501         16,065,009          15,425,092

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
     The progenitor to Celgene was organized in 1980 as a unit of Celanese Corporation, a major chemical Company. Celgene's initial mandate was to apply biotechnology to the production of fine and specialty chemicals. Following the 1986 merger of Celanese Corporation with American Hoechst Corporation, Celgene was spun out as a separate company. In 1987, Celgene completed an initial public offering of its common stock, and commenced the development of chemical and biotreatment processes for the chemical and pharmaceutical industry. Celgene discontinued the biotreatment operations in 1994 to focus on its targeted small molecule immunotherapeutic compound development and biocatalytic chiral chemistry synthesis platforms.

     Since 1990, the Company's revenues have been generated primarily through the research and development relating to, and supply of, chirally pure intermediates to pharmaceutical companies for use in new drug development and, to a lesser degree, from agrochemical research and development contracts. However, as the Company developed its immunotherapeutic program, sales of chirally pure intermediates became a less integral part of the Company's strategic focus. Accordingly, on November 18, 1997, the Company signed a letter of intent with Cambrex Corporation to sell Celgene's Chiral Intermediate business for $15.0 million. The sale was completed on January 9, 1998. The terms provide for a payment of $7.5 million at closing and the present value equivalent of $7.5 million in future royalties, with certain minimum royalty payments in the third through the sixth years after closing.

     The Company has sustained losses in each year since its incorporation in 1986. In 1997, the Company had a net loss from continuing operations of $25.0 million, and at December 31, 1997, had an accumulated deficit of $119.5 million. The net loss from discontinued operations (i.e. chiral intermediates) for 1997 was $427,000. The Company expects to make substantial expenditures to further its immunotherapeutic program, to commercialize THALOMID and to expand the chiral crop protection business, and, based on these expenditures, it is likely that losses will continue for at least the next 12 to 18 months.

     Subject to the risks described elsewhere in this Annual Report the Company believes that there are significant market opportunities for the products and processes under development by the Company. To address these opportunities in a timely and effective manner, the Company intends to seek out collaborations and licensing arrangements with third parties. The Company has entered into agreements covering the manufacture and distribution for the Company of certain compounds, such as THALOMID, and research and development by the Company covering processes for producing chirally pure crop protection agents for license to agrochemical manufacturers.

     Celgene has established a sales and marketing organization to commercialize THALOMID (subject to regulatory approval of the product), and currently employs 25 persons in this capacity. The Company intends to develop and market its own pharmaceuticals for indications with smaller patient populations. For drugs with indications for larger patient populations, the Company anticipates partnering with other pharmaceutical companies. The Company also anticipates partnering with companies for the development and commercialization of the Company's chirally pure pharmaceutical and agrochemical products. Celgene expects that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements.

     Future operating results will depend on many factors, including demand for the Company's products, regulatory approvals, the timing of the introduction and market acceptance of new products by the Company or competing companies, partner support payments, the Company's ability to control costs, and its ability to attract and retain highly qualified scientific and management personnel.


Results of Operations

Fiscal Years Ended December 31, 1997,1996 and 1995

     Total revenues. Total revenues increased by 27% to approximately $1.1 million from approximately $882,000 in 1996. The Company's revenues for 1996 represented an increase of 87% over 1995 revenues of approximately $472,000. Revenues were primarily from research contracts for the years 1997, 1996 and 1995.

     Research and development expenses. Research and development expenses for 1997 increased by 15% to approximately $17.4 million from approximately $15.2 million in 1996. This increase was due to an increase of approximately $823,000 of expenses associated with the Company's chiral pharmaceutical program primarily in clinical trials and $1.3 million of expenses associated with the Company's Celgro subsidiary. The increase in expenses for Celgro was primarily facility and personnel charges related to establishing a separate location for the Chiral agrochemical business.

     Research and development expenses for 1996 increased by 137% to approximately $15.2 million from approximately $6.4 million in 1995. This increase was due to an increase of approximately $6.5 million of expenses associated with the Company's immunotherapeutic program, $1.7 million of expenses associated with the initiation of the chiral pharmaceutical development program and $655,000 of expenses associated with the formation of the Chiral Agrochemical business. The major factors contributing to the increased cost of the Company's immunotherapeutic programs resulted from increases in the following expense categories: preclinical and clinical trial expenses, approximately $2.9 million; regulatory and compliance expenses, approximately $1.3 million; manufacturing costs for developmental quantities of Thalomid, approximately $925,000, and other ongoing research expenses, approximately $1.3 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses for 1997 increased by 143% to approximately $9.1 million from approximately $3.8 million in 1996. This was primarily due to the formation of a sales and marketing organization in anticipation of the Thalomid product launch as well as an increase in certain support functions resulting from the anticipated transition to a commercial operation. Major increases were as follows: sales and marketing expense of $3.4 million for sales force recruiting and training and other pre-launch expenses; Medical Affairs and Safety costs of $425,000; additional finance personnel and information systems development costs of $366,000; executive and administrative costs for the new Celgro subsidiary of $487,000 and other administrative expenses such as legal, consulting and investor relations of approximately $600,000.

     Selling, general and administrative expenses for 1996 increased by 46% from approximately $2.6 million in 1995. This increase was due primarily to the initial formation of a small sales and marketing organization in preparation for the Thalomid product launch, the addition of product liability coverage to the Company's insurance, recruiting expenses, and higher consulting and legal expenses associated with the shareholder rights agreement adopted in September 1996.

     Interest income and interest expense. Interest income for 1997 decreased by 62% to $496,000 from approximately $1.3 million in 1996. The decrease was due to lower average cash balances in 1997. Interest income for 1996 increased by 128% from approximately $569,000 in 1995. This increase was attributable to higher average cash balances in 1996 due to the $23.8 million of net proceeds from the Series A Convertible Preferred Stock offering in March 1996. Interest expense for 1997 decreased 65% to approximately $112,000 from $324,000 and for 1996 decreased 24% from approximately $425,000 in 1995. The decrease in both years was due to the conversion to equity of the 8% Convertible Debentures issued in 1995.

     Net Loss from continuing operations. The net loss from continuing operations increased 47% to approximately $25.0 million from approximately $17.1 million in 1996. The increase was due primarily to spending related to the anticipated launch of Thalomid and ongoing research programs in Chiral Pharmaceuticals and the Company's Celgro subsidiary. The net loss from continuing operations for 1996 increased by 104% from approximately $8.4 million in 1995 reflecting increased spending in immunotherapeutics, the start of a Thalomid marketing organization and the start of the chiral pharmaceutical development program.

     Net Loss from discontinued operations. The net loss from discontinued operations decreased by 44% to approximately $427,000 in 1997 from $761,000 in 1996. The reduced loss was primarily a result of an increase in revenues from $1.4 million in 1996 to $2.1 million in 1997 offset by $.3 million of operating expenses in 1997. The net loss from discontinued operations for 1996 decreased by 65% from $2.1 million in 1995. The decreased loss was due to a $1.0 million increase in revenues in 1996 and a decrease in expenses, primarily research and development expenses, of approximately $.5 million.


Liquidity and Capital Resources

     Since inception, the Company has financed its working capital requirements primarily through private and public sales of its debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, and revenues from research contracts and product sales. The Company has raised approximately

$99.5 million in net proceeds from three public and three private offerings, including its initial public offering in July 1987.

     In July 1995, the Company issued and sold in a private placement offering $12.0 million aggregate principal amount of 8% Convertible Debentures due July 31, 1997 for total net proceeds, after offering costs, of approximately $11.0 million. As of December 31, 1997, all of the 8% convertible Debentures had been converted into Common Stock. In March 1996, the Company issued and sold in a private placement offering 503 shares of Series a Convertible Preferred Stock at $50,000 per share, for total gross proceeds of approximately $25.2 million and net proceeds, after offering costs, of approximately $23.8 million. As of December 31, 1997 all but 74 Series A shares ($3.7 million) had been converted to Common Stock.

     On June 9, 1997, in a private placement, the Company completed the sale of 5,000 shares of Series B Convertible Preferred Stock at an issue price of $1,000 per share. The Company received net proceeds, after offering costs, of $4.8 million. As of December 31, 1997, all shares of Series B Preferred had been converted to common stock. On December 2, 1997 the Company completed the sale of 2.2 million shares of common stock at a price of $9 per share, in a public offering. Net proceeds after underwriting discounts and commissions were $18.2 million. See Notes 5 and 6 to the Financial Statements.

     The Company's net working capital at December 31, 1997 decreased by 18% to approximately $13.4 million (primarily cash and cash equivalents) from approximately $16.4 million at December 31, 1996. The decrease in working capital was primarily due to the increased rate of spending as previously discussed.

     Cash and cash equivalents increased by $12.7 million in 1997 while marketable securities decreased by $16.9 million from 1996. This reflects the receipt in December 1997 of funds from the secondary public offering, which were not yet invested in marketable securities. Current research commitments for 1998 are approximately $750,000, primarily to Rockefeller University ($504,000) and Glasgow University ($200,000). In addition a contract with Boston University was entered into for the prescription-monitoring program associated with the anticipated sale of Thalomid. The commitment for 1998 is $993,000.

     The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations, the Company may need to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional funds, the Company believes that its current financial resources including the proceeds of $7.5 million from the chiral chemical intermediate business sale in January 1998 and right to sell another $5 million of Series B Preferred stock by June 9, 1998 could fund operations based on reduced levels of research and development and administrative activities through 1998.

     As of December 31, 1997, the Company had for federal income tax purposes a net operating loss carryforward of approximately $110.0 million. If not utilized to offset future taxable income, such loss carryforward will expire between 2001 and 2012. Certain events, including any sales by the Company of shares of its stock and/or transfers of a substantial number of shares of Common Stock by the current stockholders, may restrict the ability of the Company to utilize its net operating loss carryforward.

Market Risk
     The Company does not use derivative financial instruments. The Company's Series A Convertible Preferred Stock is subject to market risk due to its conversion feature. As of December 31, 1997, 74 shares were issued and outstanding along with accretion of $329,455 for a total value outstanding of $4,029,455. The conversion feature provides for conversion into common stock at the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of common stock for the seven trading days immediately prior to the date of conversion, which at December 31, 1997 was $8.65. Based on a 10% reduction in the average stock price the Company would have to issue approximately 57,500 additional shares of common stock upon conversion. If there was a 10% increase in the average stock price the Company would issue approximately 47,000 less shares of common stock upon conversion. The Company's Series B Preferred Stock if it was to be issued in 1998 has a market adjustable defined conversion price.

Year 2000 Computer Systems Compliance
     Many older computer software programs refer to years in terms of their final two digits only. such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

     During 1997, the Company's senior management created and filled the position of Chief Information Officer. Among other duties, the CIO has the responsibility to have all systems and computers year 2000 compliant by mid-year 1999. To date, all personal computers, with the exception of several computers connected to laboratory analytic equipment, have been replaced with Year 2000 compliant machines. All office applications and the Adverse Event Reporting software are year 2000 compliant. A new financial system software package is scheduled to be installed in the second quarter 1998 and is year 2000 compliant. The Company is confident that by year end 1998, all critical systems and software will have been addressed and an assessment as to the date critical nature of the laboratory computers will be complete with a plan to replace those machines if necessary by early 1999. Additional costs to correct Year
2000 problems are not expected to be material. Based on current plans and efforts to date, the Company expects that there will be no material adverse effect on our operations. There is no guarantee, however, that all problems will be foreseen and corrected, that Year 2000 problems at the Company's suppliers, customers and at governmental agencies will not adversely affect the Company, or that no material disruption of the Company's business will occur as a result of Year 2000 problems.

Recently Issued Accounting Standards
     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income which becomes effective in 1998. SFAS No. 130 requires disclosure of comprehensive income, which consists of all changes in equity from nonshareholder sources. The adoption of this statement will not impact the consolidated financial position, results of operations or cash flows, but will be limited to the form and content of the disclosures. The Company does not expect the adoption to materially change the current disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There have been no changes in or disagreements with the Company's auditors on accounting principles or financial statement disclosure.


                                   PART III

     The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Principal Stockholders," "Election of Directors," "Management" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Annual Report.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

        (a) See Index to Financial Statements immediately following Exhibit
            Index.

        (b) Current Report on Form 8-K filed November 18, 1997 with respect to
            Item 2.

        (c) Exhibits

        See Exhibit Index immediately following signature pages.

                                  SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CELGENE CORPORATION



                                          By: /s/ John W. Jackson
                                              -------------------
                                             John W. Jackson
                                             Chairman of the Board and
                                             Chief Executive Officer

Date: March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          SIGNATURE                            TITLE                        DATE
----------------------------   ------------------------------------   ---------------

/s/ John W. Jackson            Chairman of the Board and Chief        March 30, 1998
-------------------------      Executive Officer
    John W. Jackson

/s/ Sol J. Barer               Director                               March 30, 1998
-------------------------
    Sol J. Barer

/s/ Robert C. Butler           Chief Financial Officer (Principal     March 30, 1998
-------------------------      Financial Officer)
    Robert C. Butler

/s/ Frank T. Cary              Director                               March 30, 1998
-------------------------
    Frank T. Cary

/s/ Arthur Hull Hayes, Jr.     Director                               March 30, 1998
-------------------------
    Arthur Hull Hayes, Jr.

/s/ Richard C. E. Morgan       Director                               March 30, 1998
-------------------------
    Richard C. E. Morgan

/s/ Walter L. Robb             Director                               March 30, 1998
-------------------------
    Walter L. Robb

/s/ Lee J. Schroeder           Director                               March 30, 1998
-------------------------
    Lee J. Schroeder

/s/ James R. Swenson           Controller (Chief Accounting           March 30, 1998
-------------------------      Officer)
    James R. Swenson

The foregoing constitutes a majority of the directors.

CELEGENE CORPORATION


INDEX TO FINANCIAL STATEMENTS


                                                                Page
                                                               -----
Independent Auditor's Report ...............................    F-2
Balance Sheets as of December 31, 1996 and 1997 ............    F-3
Statements of Operations--Years Ended December 31, 1995,
 1996, and 1997 ............................................    F-4
Statements of Stockholders' Equity--Years Ended December 31,
 1995, 1996 and 1997 .......................................    F-5
Statements of Cash Flow--Years Ended December 31, 1995,
 1996 and 1997 .............................................    F-7
Notes to Financial Statements ..............................    F-9

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
CELGENE CORPORATION:

     We have audited the accompanying balance sheets of Celgene Corporation as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation as of December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.




/s/ KPMG Peat Marwick LLP

Short Hills, New Jersey
February 13, 1998

CELGENE CORPORATION
Balance Sheets



                                                                                    December 31,
                                                                               1996               1997
                                                                         ---------------   -----------------
Assets
Current assets:
 Cash and cash equivalents                                                $     922,961     $   13,583,445
 Marketable securities available for sale                                    16,892,023                 --
 Accounts receivable                                                            378,595          1,430,384
 Other current assets                                                           635,841            353,266
 Assets held for disposal                                                            --            485,170
                                                                          -------------     --------------
Total current assets                                                         18,829,420         15,852,265
                                                                          -------------     --------------
 Plant and equipment, net                                                     1,940,615          2,286,024
 Other assets                                                                    41,250             79,167
 Deferred debt costs                                                            126,577                 --
                                                                          -------------     --------------
Total assets                                                              $  20,937,862     $   18,217,456
                                                                          =============     ==============
Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                                         $   1,552,674     $      842,262
 Accrued expenses                                                               881,604          1,388,933
 Capitalized lease obligation                                                        --            210,499
                                                                          -------------     --------------
Total current liabilities                                                     2,434,278          2,441,694
Capitalized lease obligation-net of current portion                                  --            350,670
Convertible debentures                                                        2,026,043                 --
Convertible debentures-accrued interest                                         412,532                 --
                                                                          -------------     --------------
 Total liabilities                                                            4,872,853          2,792,364
                                                                          -------------     --------------
Stockholders' equity:
Preferred stock, $.01 par value per share
 5,000,000 shares authorized; Series A convertible, redeemable, cumulative preferred; 267 shares issued and outstanding at December
 31, 1996; plus $533,416 accretion premium; 74 shares issued and
 outstanding at December 31, 1997, plus $329,455 accretion                   13,883,416          4,029,455
Series B Convertible, redeemable, 9% cumulative preferred, par value
 $.01 per share. Authorized 20,000 shares; issued 5,000 shares; no
 shares outstanding                                                                  --                 --
Common stock, $.01 par value per share
 20,000,000 shares authorized; issued and outstanding 10,611,422 and
 15,427,949 shares at December 31, 1996; and 1997, respectively                 106,114            154,279
Common stock in treasury, at cost--29,985 and 22,888 shares at
 December 31, 1996 and 1997, respectively                                      (100,239)           (76,535)
  Additional paid-in capital                                                 94,770,176        130,838,433
  Unamortized deferred compensation--restricted stock                            (1,133)                --
  Accumulated deficit                                                       (92,599,039)      (119,520,540)
  Net unrealized gain on marketable securities                                    5,714                 --
                                                                          -------------     --------------
 Total stockholders' equity                                                  16,065,009         15,425,092
                                                                          =============     ==============
 Total liabilities and stockholders' equity                               $  20,937,862     $   18,217,456
                                                                          =============     ==============

See Accompanying Notes to Financial Statements

CELGENE CORPORATION
Statements of Operations



                                                            For Years Ended December 31,
                                                      1995               1996               1997
                                               -----------------   ----------------   ----------------
Revenues:
 Chirally pure intermediates                     $      32,000      $      65,000      $          --
 Research contracts                                    440,000            816,665          1,122,193
                                                 -------------      -------------      -------------
  Total revenues                                       472,000            881,665          1,122,193

Expenses:
 Research and development                            6,393,120         15,152,735         17,380,390
 Selling, general and administrative                 2,589,038          3,770,781          9,145,456
                                                 -------------      -------------      -------------
  Total expenses                                     8,982,158         18,923,516         26,525,846
                                                 -------------      -------------      -------------
  Operating loss                                    (8,510,158)       (18,041,851)       (25,403,653)

Other Income and Expense:
 Interest income                                       568,516          1,308,243            495,580
 Interest expense                                      424,738            323,913            111,771
                                                 -------------      -------------      -------------
Loss from continuing operations                     (8,366,380)       (17,057,521)       (25,019,844)
Discontinued operations (note 9)
 Loss from operations                               (2,150,143)          (761,460)          (427,183)
                                                 -------------      -------------      -------------
Net loss                                           (10,516,523)       (17,818,981)       (25,447,027)
Accretion of premium payable on
 preferred stock and warrants (note 6)                      --          1,012,881            521,397
Deemed dividend for preferred stock
 conversion discount (note 6)                               --          2,777,777            953,077
                                                 -------------      -------------      -------------
Net loss applicable to common
 stockholders                                    $ (10,516,523)     $ (21,609,639)     $ (26,921,501)
                                                 =============      =============      =============
Per share basic and diluted (note 2):
 Loss from continuing operation                  $       (1.04)     $       (1.81)     $       (2.05)
 Loss from discontinued operation                        (0.27)             (0.08)             (0.03)
 Net loss applicable to common
  stockholders                                   $       (1.30)     $       (2.29)     $       (2.20)
                                                 -------------      -------------      -------------
Weighted average number of shares of common
 stock outstanding                                   8,073,000          9,450,000         12,215,000
                                                 =============      =============      =============

See Accompanying Notes to Financial Statements.

CELGENE CORPORATION
Statement of Stockholders' Equity
Years Ended December 31, 1995 and 1996

                                         Common Stock           Preferred Stock             Treasury Stock
                                   ----------------------- ------------------------- ---------------------------
                                      Shares      Amount    Shares       Amount         Shares        Amount
                                   ------------ ---------- -------- ---------------- ------------ --------------
Balances at December 31, 1994        7,886,960   $ 78,870      --                --     (24,271)    $     (243)
Exercised stock options                 24,987        250
Amortization of deferred
 compensation
Discount for convertible
 debentures to adjust to market
 yield
Conversion of convertible
 debentures                            895,916      8,959
Cost associated with conversion
 of convertible debentures, net
Change in net unrealized gain
 (loss) on marketable securities
Net loss
                                    ----------   --------     ---    --------------     -------     ----------
Balances at December 31, 1995        8,807,863     88,079      --                --     (24,271)          (243)
Exercised stock options                 42,069        420
Repurchase of shares                                                                     (5,714)       (99,996)
Amortization of deferred
 compensation
Conversion of convertible
 debentures                            372,681      3,727
Issuance of preferred stock, net                              503        25,150,000
Conversion of preferred stock        1,388,809     13,888    (236)      (12,141,309)
Preferred stock lock-up warrants
Accretion of premium on
 preferred stock                                                            874,725
Deemed dividend for preferred
 stock conversion discount
Change in net unrealized gain
 (loss) on marketable securities
Net loss
                                    ----------   --------     ---    --------------     -------     ----------
Balances at December 31, 1996       10,611,422   $106,114     267    $   13,883,416     (29,985)    $ (100,239)
                                    ==========   ========    ====    ==============     =======     ==========
                                                                                    Net Unrealized
                                     Additional     Unamortized                     Gain (Loss) on
                                       Paid-in       Deferred       Accumulated       Marketable
                                       Capital     Compensation       Deficit         Securities         Total
                                   -------------- -------------- ----------------- --------------- ----------------
Balances at December 31, 1994       $ 70,684,768    $ (19,174)     $ (60,472,877)   $    (267,278)  $   10,004,066
Exercised stock options                  170,638                                                           170,888
Amortization of deferred
 compensation                                          12,089                                               12,089
Discount for convertible
 debentures to adjust to market
 yield                                 1,194,434                                                         1,194,434
Conversion of convertible
 debentures                            6,370,680                                                         6,379,639
Cost associated with conversion
 of convertible debentures, net         (356,232)                                                         (356,232)
Change in net unrealized gain
 (loss) on marketable securities                                                          254,140          254,140
Net loss                                                             (10,516,523)                      (10,516,523)
                                    ------------    ---------      -------------    -------------   --------------
Balances at December 31, 1995         78,064,288       (7,085)       (70,989,400)         (13,138)       7,142,501
Exercised stock options                  337,521                                                           337,941
Repurchase of shares                                                                                       (99,996)
Amortization of deferred
 compensation                                           5,952                                                5,952
Conversion of convertible
 debentures                            2,645,388                                                         2,649,115
Issuance of preferred stock, net      (1,320,375)                                                       23,829,625
Conversion of preferred stock         12,127,421                                                                --
Preferred stock lock-up warrants         138,156                        (138,156)                               --
Accretion of premium on
 preferred stock                                                        (874,725)                               --
Deemed dividend for preferred
 stock conversion discount             2,777,777                                       (2,777,777)              --
Change in net unrealized gain
 (loss) on marketable securities                                                           18,852           18,852
Net loss                                                             (17,818,981)                      (17,818,981)
                                    ------------    ---------      -------------    -------------   --------------
Balances at December 31, 1996       $ 94,770,176    $  (1,133)     $ (92,599,039)   $       5,714   $   16,065,009
                                    ============    =========      =============    =============   ==============

See Accompanying Notes to Financial Statements.

CELGENE CORPORATION
Statement of Stockholders' Equity (continued)
Year Ended December 31, 1997

                                          Common Stock              Preferred Stock             Treasury Stock
                                   ------------------------- ---------------------------- --------------------------
                                       Shares       Amount      Shares        Amount         Shares        Amount
                                   ------------- ----------- ----------- ---------------- ------------ -------------
Balances at December 31, 1996       10,611,422    $106,114         267    $   13,883,416     (29,985)     (100,239)
Exercised stock options                  2,986          30
Shares issued in lieu of cash
 bonus                                   5,000          50
Amortization of Deferred
 Compensation
Conversion of Convertible
 debenture                             441,248       4,413
Issuance of Series B Preferred
 Stock--net                                                      5,000         4,046,923
Conversion of Preferred Stock        2,166,193      21,662      (5,180)      (14,654,071)
Accretion of premium on
 preferred stock                                                                 521,397
Redemption of Preferred Shares                                     (13)         (721,287)
Deemed dividend on Series B
Preferred and fair value of
 warrants                                                                        953,077
Change in net unrealized gain
 (loss) on marketable securities
Net Loss
Treasury Shares issued                                                                         7,097        23,704
Issuance of common Stock, net        2,201,100      22,011
                                    ----------    --------      ------    --------------     -------    ----------
Balances at December 31, 1997       15,427,949    $154,279          74    $    4,029,455     (22,888)   $  (76,535)
                                    ==========    ========      ======    ==============     =======    ==========

                                                                                    Net Unrealized
                                     Additional     Unamortized                     Gain (Loss) on
                                       Paid-in       Deferred       Accumulated       Marketable
                                       Capital     Compensation       Deficit         Securities         Total
                                   -------------- -------------- ----------------- --------------- ----------------
Balances at December 31, 1996       $ 94,770,176     $ (1,133)    $  (92,599,039)     $   5,714     $   16,065,009
Exercised stock options                   20,187                                                            20,217
Shares issued in lieu of cash
 bonus                                    55,575                                                            55,625
Amortization of Deferred
 Compensation                                           1,133                                                1,133
Conversion of Convertible
 debenture                             2,326,892                                                         2,331,304
Issuance of Series B Preferred
 Stock--net                              793,825                                                         4,840,748
Conversion of Preferred Stock         14,632,409                                                                --
Accretion of premium on
 preferred stock                                                        (521,397)                               --
Redemption of Preferred Shares                                                                            (721,287)
Deemed dividend on Series B
Preferred and fair value of
 warrants                                                               (953,077)                               --
Change in net unrealized gain
 (loss) on marketable securities                                                         (5,714)            (5,714)
Net Loss                                                             (25,447,027)                      (25,447,027)
Treasury Shares issued                    55,250                                                            78,954
Issuance of common Stock, net         18,184,119                                                        18,206,130
                                    ------------     --------     --------------      ---------     --------------
Balances at December 31, 1997       $130,838,433           --     $ (119,520,540)            --     $   15,425,092
                                    ============     ========     ==============      =========     ==============

See Accompanying Notes to Financial Statements.

CELGENE CORPORATION
Statements of Cash Flow



                                                                  Years Ended December 31,
                                                        1995                1996                1997
                                                  ----------------   -----------------   -----------------
Cash flows from operating activities:
Loss from Continuing Operations                    $  (8,366,380)     $  (17,057,521)      $ (25,019,844)
Adjustments to reconcile loss from continuing
 operations to net cash used in operating
 activities:
  Depreciation                                           422,031             362,590             380,364
  Amortization of convertible debt costs                 173,192             234,540             126,577
  Amortization of deferred compensation                   12,089               5,952               1,133
  Interest on convertible debentures                     424,738             323,914              68,736
  Issuance of stock for employee benefits                     --                  --              78,954
  Issuance of stock award                                     --                  --              55,625
 Change in current assets and liabilities:
  Accounts payable and accrued expenses                  674,188             216,226            (379,091)
  Accounts receivable                                    225,843              18,646          (1,051,789)
  Other assets                                            30,702            (256,586)            150,304
                                                   -------------      --------------       -------------
Net cash used in continuing operations                (6,403,597)        (16,152,239)        (25,589,031)
Net cash used in discontinued operations              (1,803,487)           (491,872)           (302,996)
                                                   -------------      --------------       -------------
Net cash used in operating activities                 (8,207,084)        (16,644,111)        (25,892,027)
                                                   -------------      --------------       -------------
Cash flows from investing activities:
Capital expenditures                                     (27,695)         (1,340,232)         (1,240,775)
Proceeds from sales and maturities of
 marketable securities                                22,185,466         137,051,037          47,470,593
Purchases of marketable securities                   (25,099,905)       (142,548,468)        (30,584,284)
                                                   -------------      --------------       -------------
Net cash (used in) provided by investing
 activities                                           (2,942,134)         (6,837,663)         15,645,534
                                                   -------------      --------------       -------------
Cash flows from financing activities:
Net proceeds from public offering                             --                  --          18,206,130
Net proceeds from exercise of common stock
 options                                                 170,888             237,946              20,217
Capital lease funding                                         --                  --             561,169
Net proceeds from issuance of convertible
 debentures                                           11,022,570                  --                  --
Redemption of preferred shares                                --                  --            (721,287)
Net proceeds from issuance of preferred stock                 --          23,829,625           4,840,748
                                                   -------------      --------------       -------------
Net cash provided by financing activities             11,193,458          24,067,571          22,906,977
                                                   -------------      --------------       -------------
Net increase in cash and cash equivalents                 44,240             585,796          12,660,484
Cash and cash equivalents at beginning of
 year                                                    292,925             337,165             922,961
                                                   -------------      --------------       -------------
Cash and cash equivalents at end of year           $     337,165      $      922,961       $  13,583,445
                                                   =============      ==============       =============

See Accompanying Notes to Financial Statements.

CELGENE CORPORATION
Statements of Cash Flow (continued)

                                                         Years ended December 31,
                                                   1995            1996            1997
                                              -------------   -------------   --------------
Non-cash investing activity:
Change in net unrealized gain (loss) on
 marketable securities available for sale      $  254,140     $    18,852      $    (5,714)
                                               ==========     ===========      ===========
Non-cash financing activities:
Issuance of common stock upon the
 conversion of convertible debentures and
 accrued interest thereon, net                 $5,928,907     $ 2,649,115      $ 2,331,304
                                               ==========     ===========      ===========
Accretion of premium payable on preferred
 stock and warrants                                    --     $ 1,012,881      $   521,397
                                               ==========     ===========      ===========
Deemed dividend for preferred stock
 conversion discount                                   --     $ 2,777,777      $   953,077
                                               ==========     ===========      ===========
Issuance of warrants for services rendered
 in connection with the issuance of
 convertible debentures                        $   94,500              --               --
                                               ==========     ===========      ===========
Issuance of common stock upon the
 conversion of convertible preferred stock
 and accrued accretion thereon, net                    --     $12,141,309      $14,654,071
                                               ==========     ===========      ===========
Issuance of common stock upon exercise of
 options through the return of common
 stock previously outstanding                  $       --     $    99,996               --
                                               ==========     ===========      ===========

See Accompanying Notes to Financial Statements.

CELGENE CORPORATION
Notes to Financial Statements
December 31, 1995, 1996 and 1997
(1) Nature of Business and Liquidity

     Celgene Corporation ("Celgene" or the "Company") is a specialty pharmaceutical company engaged in the development and commercialization of human pharmaceuticals and agrochemicals, and employs two broad technology platforms: (i) small molecule immunotherapeutic compound development and (ii) biocatalytic chiral chemistry. The initial therapeutic focus of the immunology program is the development of small molecule pharmaceuticals that have the potential to selectively regulate Tumor Necrosis Factor Alpha ("TNF-[alpha]"), a protein whose overproduction has been linked to many chronic inflammatory and immunological diseases. The Company's lead compound in immunology is THALOMID[TM], its formulation of thalidomide, a potent yet selective inhibitor of TNF-[alpha]. On September 19, 1997, the Company received an approvable letter from the U.S. Food and Drug Administration ("FDA") to market THALOMID for the treatment of erythema nodosum leprosum ("ENL"), an inflammatory complication of leprosy. The Company expects to submit an additional New Drug Application ("NDA") in 1998 to market THALOMID in the treatment of cachexia (wasting) in patients with Acquired Immune Deficiency Syndrome ("AIDS"). Celgene has further applied its expertise in small molecule chemistry to develop novel and proprietary thalidomide analogues, called IMiDs[TM] (Immunomodulatory Drugs) as well as a class of proprietary immunotherapeutic pharmaceutical compounds called SelCIDs[TM] ("Selective Cytokine Inhibitory Drugs"). These two classes of compounds are orally administered small molecules that are highly specific for the suppression of TNF-[alpha] and are intended to treat chronic inflammatory diseases and other disorders.

     The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations, the Company may need to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional funds through these means, the Company believes that its current financial resources including its option which expires on June 9, 1998 to issue and sell $5.0 million of Series B preferred stock at a second closing (or, if FDA approval of Thalomid is received, a total of $15.0 million of Series B preferred stock at three closings), subject to certain customary conditions, and the $7.5 million of proceeds from the January 1998 sale of the chiral chemical intermediate business could fund operations through 1998.

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


(2) Summary of Significant Accounting Policies


   (a) Cash Equivalents

     At December 31, 1996 and 1997, cash equivalents consisted principally of funds invested in overnight repurchase agreements, money market funds, and United States government securities such as treasury bills and notes.


   (b) Marketable Securities

     The Company has classified all of its marketable securities as securities available for sale at December 31, 1996. Such securities were to be held for an indefinite period of time and were intended to be used to meet the ongoing liquidity needs of the Company. Realized gains and losses are included in operations and are measured using the specific cost identification method.

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997
(2) Summary of Significant Accounting Policies (continued)

   (c) Long-Lived Assets

     Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. The estimated useful lives of fixed assets are as follows:


       Laboratory equipment and machinery     5-10 years
       Furniture and fixtures                 5-10 years

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


   (f) Revenue Recognition

     Revenue from the sale of products is recognized upon product shipment. Revenue under research contracts is recorded as earned under the contracts, generally as services are provided. Revenue is recognized immediately for nonrefundable license fees when agreement terms require no additional performance on the part of the Company.


   (g) Stock Options

     The Company generally does not record compensation cost for the issuance of employee stock options since the options are generally issued with an exercise price equal to the market price at the date of grant. For the fair value of the employee stock options issued in 1996 and 1997, see note 7.


   (h) Earnings per Share

     Statement of financial Accounting Standards No. 128, "Earnings per Share", became effective at the end of 1997 and requires presentation of two calculations of earnings per common share. "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options, warrants, conversion of convertible debentures and preferred stock are all anti-dilutive. The amount of common stock equivalents excluded from the calculation were, 1,569,468 in 1995, 3,738,168 in 1996, and 3,761,453 in 1997.

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997
(2) Summary of Significant Accounting Policies (continued)

   (i) Presentation
     Certain prior year amounts have been reclassified to conform with the current year presentation. In connection with the disposition of the Company's chiral intermediate operation (see note 9), the 1995, 1996, and 1997 financial results applicable to continuing operations exclude amounts from the discontinued operation.

   (j) Deferred Debt Costs
     Deferred debt costs are amortized over the life of the debt.

   (k) Fair Value of Financial Instruments
     The fair value, which is the carrying value, of marketable securities available for sale is based on quoted market prices. The convertible debentures approximate fair value due to interest rates approximating market rates. For all other financial instruments their carrying value approximates fair value due to the short maturity of these instruments.

(3) Plant and Equipment
     Plant and equipment consists of the following:

                                                     December 31,
                                                  1996            1997
                                             -----------    -------------
      Leasehold improvements                  $3,731,518      $3,957,366
      Laboratory equipment and machinery       5,746,619       4,430,336
      Furniture and fixtures                     391,370         437,478
      Leased Equipment                                --         415,109
                                              ----------      ----------
                                               9,869,507       9,240,289
      Less: accumulated depreciation           7,928,892       6,954,265
                                              ----------      ----------
                                              $1,940,615      $2,286,024
                                              ==========      ==========

(4) Accrued Expenses
     Accrued expenses consists of the following:

                                                     December 31,
                                                 1996           1997
                                             -----------    -------------
      Professional and consulting fees          $357,859      $  235,000
      Accrued compensation                       457,849       1,041,772
      Other                                       65,896         112,161
                                                --------      ----------
                                                $881,604      $1,388,933
                                                ========      ==========

(5) Convertible Debentures
     During 1995, the Company issued and sold in an offering pursuant to Regulation S, 8% Convertible Debentures due July 31, 1997 in the aggregate principal amount of $12,000,000, and received net proceeds, after offering costs, of $11,022,570. The recorded value of the debenture at the date of issuance was discounted to produce a market interest rate of approximately 13.5%. Such debentures were convertible into Common Stock at the option of either the holders thereof or the Company. The holders of the convertible debentures were able to convert the debentures into Common Stock of the Company at a conversion price that varies and is based upon the market price (as defined) of Common Stock for the five trading days preceding the date of conversion.

     The Company could have required the conversion or redemption of the convertible debentures but did not exercise these rights. The Company has classified the debentures at December 31, 1996 as a long term liability since it had the ability and intent to convert them into Common Stock.

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997

(5) Convertible Debentures (continued)

     As of December 31, 1997, all convertible debentures in the aggregate principal amount of $12,000,000, plus accrued interest, had been converted into a total of 1,709,845 shares of common stock. No interest was paid in cash.


(6) Convertible Preferred Stock

     Series A
     On March 13, 1996, in a private placement, the company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at an issue price of $50,000 per share. The Company received net proceeds, after offering costs, of $23,829,625. The Preferred Stock, plus accretion at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. As a result of the issuance of securities with variable conversion features the Company recognized the value of the discount to market conversion feature as a deemed dividend. The average closing price per share of common stock for the seven trading days immediately prior to December 31, 1997 was $8.65.

     The Company may redeem the shares in increments of not less than $1.5 million plus accretion commencing December 13,1996, on thirty business days written notice to the preferred stockholders, at a price that equals a specified premium, ranging from 120% to 130%, of the purchase price plus accretion premium. Under certain conditions, upon receipt of a conversion notice from the holder, the Company has the right (i) to redeem shares presented for conversion, or (ii) to defer conversion for 90 days in exchange for warrants to purchase additional shares of common stock as specified in the Certificate of Designation of Series A Convertible Preferred Stock. Any shares of Series A Convertible Preferred Stock outstanding on March 13, 1998 shall be converted automatically into common stock on such date at the conversion price then in effect. The holders of Preferred Stock have no voting rights.

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

     As of December 31, 1997, 429 shares of the Series A Preferred Stock, with their respective accrued accretion, had been converted or redeemed into 2,766,533 shares of common stock. Through December 31, 1997 the Company had accrued $1,396,122 representing accretion of the premium on the Preferred Stock of which $329,455 relates to preferred shares not yet tendered for conversion. The company agreed to reduce the maximum conversion price of 58 shares to $8.50 per share of common stock from $18.81 for holders who agreed to a lock-up ending on December 1, 1997. During 1996 the Company had also issued warrants valued at $138,156, that entitle certain stockholders of the Series A Preferred Stock to purchase 153,507 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance and are still outstanding at December 31, 1997. As of February 28, 1998, the remaining 74 shares of Series A Preferred stock were converted to 561,743 shares of common stock.

     Series B
     On June 9, 1997, in a private placement, the Company completed the sale of 5,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), par value $.01 per share, at an issue price of $1,000 per share. A shelf registration statement with respect to holders' resales of Common Stock issuable upon conversion of Series B Preferred was filed and declared effective on August 6, 1997. The Company received net proceeds, after offering

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997
(6) Convertible Preferred Stock (continued)

costs of $4,840,748. Subject to the satisfaction of certain conditions, the Company may, at its option, during specified periods ending June 9, 1998, issue and sell to such purchasers up to an additional 15,000 shares of Series B Preferred Stock, at an aggregate purchase price of $15 million, in increments of $5 million (5,000 shares). With respect to the third and fourth increments ($10 million) certain FDA approvals are necessary before the purchasing group is obligated to buy the additional Series B Preferred Stock. Shares could be converted at an initial conversion price of $6.50 per share subject to a lock-up that expires as to 50% of the shares underlying the convertible preferred stock and warrants as noted below owned or issuable upon the earlier of 6/1/98, or FDA approval of Thalomid for any indication and 100% of such underlying shares owned or issuable upon the earlier of 6/1/99 or any date that the closing stock price for 15 consecutive days is above 150% of the conversion price in effect. As of December 31, 1997, all shares of the initial issuance of Series B Preferred had been converted into 788,469 shares Common Stock, as the Company's stock traded above the specified conversion price level for 15 consecutive days.

     Upon request of the purchasers of the Series B Preferred (but no later than June 1, 1998) (in either case, the "Issuance Date"), the Company will issue warrants to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price in effect on the Issuance Date (230,769 warrants as of December 31, 1997) plus (ii) 37.5% of the Conversion Shares issuable on such Issuance Date upon conversion of all shares of Series B Preferred Stock issued through the Issuance Date (288,461 warrants as of December 31, 1997). All such warrants will have a term of four years from the Issuance Date and an exercise price equal to 115% of the Conversion Price in effect on the Issuance Date. The fair value of warrants at the issuance date was $1.28 per warrant. As of December 31, 1997 no warrants have been issued.

     Through December 31, 1997, the Company had recorded $953,077 representing accretion of the deemed dividend on the Series B Preferred Stock. The deemed dividend represents the difference between the Series B Preferred Stock conversion price and the Company's Common Stock fair market value at the date of issuance. The deemed dividend and the fair value of the warrants was accreted over the lock-up period subject to acceleration contingencies. Such contingencies were met and the full deemed dividend was recognized at that time.


(7) Stock Based Compensation

   (a) Stock Options

     The Company has an Incentive Plan that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 1,400,000 shares of common stock, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors (the "Committee") determines the type, amount and terms, including vesting, of any awards made under the Incentive Plan. This plan terminates in 2002.

     With respect to options granted under the Incentive Plan, the exercise price may not be less than the fair market value of the common stock on the date of grant. In general, each option granted under the Plan vests evenly over a three or four year period and expires 10 years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period for options and restricted stock awards granted under the Plans is subject to certain acceleration provisions if a change in control, as defined in the Plans, occurs.

     On June 16, 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which provides for the granting of non-qualified stock options to purchase an aggregate of not more than 350,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company ("Non-Employee Directors"). Each new Non-Employee Director, upon the date of his election or appointment, receives an option to purhase 20,000 shares of common stock. Addi-

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997
(7) Stock Based Compensation (continued)

tionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof if he has served less than one year), except that at the 1995 annual meeting of stockholders the Non-Employee Directors received an option to purchase 6,000 shares of common stock. On April 5, 1995, each Non-Employee Director received an initial grant of a non-qualified option to purchase 20,000 shares of common stock. The shares subject to each non-employee director's option grant of 20,000 shares vest in four equal annual installments com mencing on the first anniversary of the date of grant. The shares subject to an annual meeting option grant vest in full on the date of the first annual meeting of stockholders held following the date of grant. All options are granted at an exercise price that equals the fair market value of the Company's common stock at the grant date and expire 10 years after the date of grant. This plan terminates in 2005.

     The weighted-average fair value per stock option granted was $3.93 for the 1997 options, $5.01 for the 1996 options and $2.88 for those granted in 1995. The company estimated the fair values using the Black-Scholes option pricing model and used the following assumptions:


                                                  1995         1996         1997
                                               ----------   ----------   ----------
      Risk-free interest rate                      6.15%        6.38%        6.37%
      Expected stock price volatility                64%          62%          55%
      Expected term until exercise (years)         2.91         2.22         3.09
      Expected dividend yield                         0%           0%           0%

     The Company does not record compensation expense for stock option grants. The following table summarizes results as if compensation expense was recorded for the 1995, 1996 and 1997 option grants:


(thousands of dollars, except per share data)              1995            1996            1997
---------------------------------------------------   -------------   -------------   -------------
      Net loss applicable to common shareholders:
       As reported                                      $ (10,516)      $ (21,610)      $ (26,922)
       Pro forma                                        $ (10,714)      $ (23,515)      $ (28,770)
      Per share basic and diluted:
       As reported                                      $   (1.30)      $   (2.29)      $   (2.20)
       Pro forma                                        $   (1.32)      $   (2.49)      $   (2.36)

     The pro forma effects on net loss and loss per share for 1995, 1996 and 1997 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997

(7) Stock Based Compensation (continued)

     The following table summarizes the stock option activity for the Plans:


                                                                        Options Outstanding
                                                             ------------------------------------------
                                         Shares Available                     Weighted Average Exercise
                                             for Grant           Shares            Price per Share
                                        ------------------   -------------   --------------------------
      Balance January 1, 1995               1,087,569          1,304,672               $ 7.98
          Authorized                          250,000                 --                   --
          Granted                            (214,368)           214,368                 6.49
          Exercised                                --            (24,987)                6.84
          Cancelled                            78,712            (78,712)                9.24
                                            ---------          ---------               ------
      Balance December 31, 1995             1,201,913          1,415,341                 7.70
          Expired Plan                       (139,999)                --                   --
          Granted                            (678,589)           678,589                13.25
          Exercised                                --            (42,069)                8.03
          Cancelled                            46,095            (46,095)                6.40
                                            ---------          ---------               ------
      Balance December 31, 1996               429,420          2,005,766                 9.60
          Authorized                          500,000                 --                   --
          Expired Plan                        (61,372)                --                   --
          Granted                            (492,775)           492,775                 9.39
          Exercised                                --             (6,986)                7.83
          Cancelled                           142,027           (142,027)                9.36
                                            ---------          ---------               ------
          Balance December 31, 1997           517,300          2,349,528               $ 9.59
                                            =========          =========               ======

     The following table summarizes information concerning options outstanding under the Plans at December 31, 1997:


                        Options Outstanding                                 Options Exercisable
-------------------------------------------------------------------   -------------------------------
                                      Weighted
                       Number         Average                             Number          Weighted
    Range of        Outstanding      Remaining                         Exercisable        Average
 Exercise Price     at 12/31/97     Term (yrs).     Exercise Price     at 12/31/97     Exercise Price
----------------   -------------   -------------   ----------------   -------------   ---------------
    5.00-9.00        1,254,571           5.1            $ 7.09            999,378        $  7.16
   9.01-13.00          587,007           8.1             10.83            194,669          11.07
  13.01-18.00          507,950           7.9             14.34            291,605          14.17
                     ---------           ---            ------            -------        -------
                     2,349,528           6.5            $ 9.59          1,485,652        $  9.05
                     =========           ===            ======          =========        =======

     On January 30, 1998 the Company granted approximately 335,000 options to certain members of management exercisable at $8.75 (market price at the date of grant). These options vest evenly over three years and have a ten year term. Also on January 30, 1998, the Company also granted approximately 120,000 options to certain employees at an exercise price of $8.75. The options vest equally over four years and have a ten year term.

   (b) Stock Awards
     On January 1, 1997, the Company awarded 5,000 shares to the Company's Chairman and CEO, which were immediately vested. the fair value of $55,625 for this award was expensed.

   (c) Warrants
     In connection with the retention of an investor relations firm, the Company in November 1994 granted to such firm a warrant to purchase until September 1, 1999, 50,000 shares of common stock at a price of $6.50 per share. This warrant was outstanding as of December 31, 1997.

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997

(7) Stock Based Compensation (continued)

     In connection with the retention of an investment firm to assist in the sale and issuance of 8% Convertible Debentures, the Company in August, 1995 granted to such firm warrants to purchase until July 31, 2000, 105,000 shares of common stock at a price of $9.60 per share. These warrants were outstanding as of December 31, 1997.

     In connection with the retention of an investment firm to assist in the sale and issuance of the Series A Preferred Stock, the Company, in March, 1996 granted to such firm warrants to purchase until March 10, 2001, 66,853 shares of common stock at a price of $20.52. These warrants were outstanding as of December 31, 1997.

     During 1996, the Company also issued warrants that entitled certain stockholders of the Series A Convertible Preferred Stock Warrants valued at $138,156, to purchase 153,507 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance. These warrants were outstanding as of December 31, 1997.

     During 1997, the Company issued warrants to certain stockholders of the Series A Convertible Preferred Stock Warrants valued at $7,826, to purchase 8,696 shares of common stock at an exercise price of $11.50. the warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance. These warrants were outstanding as of December 31, 1997.

     Upon request of the purchasers of the Series B Preferred (but no later than June 1, 1998) (in either case, the "Issuance Date"), the Company will issue warrants to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price in effect on the Issuance Date (230,769 warrants as of December 31, 1997) plus (ii) 37.5% of the Conversion Shares issuable on such Issuance Date upon conversion of all shares of Series B Preferred Stock issued through the Issuance Date (288,461 warrants as of December 31, 1997). All such warrants will have a term of four years from the Issuance Date and an exercise price equal to 115% of the Conversion Price in effect on the Issuance Date. The fair value of warrants at the issuance date was $1.28 per warrant. As of December 31, 1997 no warrants have been issued.

     In connection with the retention of a consultant to provide strategic development services, the Company, in December 1997 granted to such consultant warrants to purchase until December 24, 1999, 5,000 shares of common stock at a price of $12.00. these warrants were outstanding as of December 31, 1997.

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

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997

(8) Income Taxes

     At December 31, 1996 and 1997, the tax effects of temporary differences that give rise to deferred tax assets are as follows:


                                                                            1996               1997
                                                                      ----------------   ----------------
      Deferred Assets:
          Federal and state net operating loss carryforwards           $  33,998,000      $  44,334,000
          Research and experimentation tax credit carryforwards            2,050,000          2,735,000
          Plant and equipment, principally due to differences in
           depreciation                                                    1,301,000            753,000
          Patents, principally due to differences in amortization             75,000             68,000
          Accrued expenses                                                   165,000            385,000
                                                                       -------------      -------------
          Total deferred tax assets                                       37,589,000         48,275,000
          Valuation allowance                                            (37,589,000)       (48,275,000)
                                                                       -------------      -------------
          Net deferred tax assets                                      $          --      $          --
                                                                       =============      =============

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $110,000,000 that will expire in the years 2001 through 2012. The Company also has research and experimentation credit carryforwards of approximately $2,735,000 that expire in the years 2001 through 2012. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs.

(9) Discontinued Operation
     During December 1997 the Company reached an agreement with Cambrex Corporation for Cambrex to acquire Celgene's chiral intermediate business for approximately $15 million. The terms provide for a payment of $7.5 million upon the closing of the transaction, which took place on January 9, 1998, plus future royalties with a present value not exceeding $7.5 million, with certain minimum royalty payments in the third through sixth year following the closing of the transaction. Included in the transaction are the rights to Celgene's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the current pipeline of third party products and the equipment and personnel associated with the business.

     Revenues relative to the chiral intermediate business were approximately $.6 million, $1.4 million, and $2.1 million for 1995, 1996, and 1997 respectively. Direct expenses related to the chiral intermediate business were $2.7 million, $2.2 million and $2.5 million for 1995, 1996, and 1997 respectively.

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997

(10) Marketable Securities Available for Sale

     Marketable securities available for sale at December 31, 1996 include debt securities with maturities ranging from January, 1997 to October, 1997. A summary of marketable securities at December 31, 1996 is as follows:


                                                                    Gross          Gross         Estimated
                                                                 Unrealized     Unrealized         Fair
                                                    Cost            Gain           Loss            Value
                                               --------------   ------------   ------------   --------------
      Commercial Paper                          $ 8,369,006        $   --        $   (170)     $ 8,368,836
      Corporate Bonds                             4,015,052         6,773              --        4,021,825
      Certificates of deposit                     3,000,034            --            (424)       2,999,610
      US Government and agency obligations        1,502,217            --            (465)       1,501,752
                                                -----------        ------        --------      -----------
                                                $16,886,309        $6,773        $ (1,059)     $16,892,023
                                                ===========        ======        ========      ===========

     The net change in the unrealized gain (loss) for the year ended December 31, 1996 amounted to approximately $19,000. The proceeds from sales and maturities of marketable securities available for sale included gross realized gains and losses of approximately $359,000 and $32,000, respectively, for the year ended December 31, 1996.


(11) Commitments and Contingencies


   (a) Lease

     Celgene leases its main laboratory and office facilities in Warren Township, New Jersey. The current lease term for the main laboratory and office space expires in 2002 and has one five-year renewal option. Annual payments are $330,000. The lease provides that at the end of each five-year term, the rent will be increased based upon the change in the consumer price index, but in no case shall the increase be greater than 20%. Celgene is also required to pay additional amounts for real estate taxes, utilities, and maintenance. Total rental expense amounted to $448,000, $453,000, and $477,000 in 1995, 1996 and
1997, respectively. Celgene has subleased 12,500 square feet of this facility to Cambrex Corporation for up to three years for the Chiral Intermediate business which Cambrex purchased on January 9, 1998.

     In January, 1997 the Company entered into a sub-lease agreement to lease an additional 18,000 square feet of laboratory and office space in Annandale, New Jersey. The sub-lease agreement is for a two year term, expiring in February, 1999. Annual payments are $227,500.

     In July, 1997, the Company entered into an equipment leasing agreement; under the agreement, the Company can lease up to $1,000,000 of equipment for a three year term after which the Company can purchase the equipment for a nominal value. Through December 31, 1997, the Company has leased $631,000 of laboratory equipment under this agreement. Under this capital lease, the Company is committed to 36 monthly payments of approximately $19,000.


   (b) Employment Agreements

     Celgene has employment agreements with certain officers and employees. The related outstanding commitments over the next four years are approximately $2.2 million, of which $1.1 million is due in 1998. Employment contracts provide for an increase in compensation reflecting annual reviews and related salary adjustments.


   (c) Contracts

     Pursuant to the terms of a research and development agreement with The Rockefeller University, the Company has the world-wide exclusive license to manufacture and market any drugs, including Thalomid, which may result from the research performed at The University. Rockefeller is entitled to receive royalties based on commercial sales of any such drugs. Under terms of the current agreement extension, the Company is committed to pay the Rockefeller University $504,000 annually.

CELGENE CORPORATION
Notes to Financial Statements (continued)
December 31, 1995, 1996 and 1997

(11) Commitments and Contingencies (continued)

     In December 1995 the Company entered into an agreement with Penn Pharmaceutical, Ltd. of Great Britain ("Penn") to build a facility devoted exclusively to the production of Thalomid. Under the terms of the agreement, the Company retains exclusivity of the facility for a three year period in exchange for reimbursement of certain fixed overhead charges. Annual facility payments are approximately $480,000, which commenced in December, 1996. Penn will manufacture Thalomid and sell it exclusively to the Company.

     In October 1997, the Company entered into a one year contract with Boston University to manage the surveillance registry which is intended to monitor compliance to the requirements of the Company's S.T.E.P.S. program (prescription safety and education program) for all Thalomid patients. Under the terms of the agreement quarterly payments of approximately $248,000 are required. The contract is renewable for one year terms upon agreement of both parties.

     In December 1997, the Company entered into a research agreement with the University of Glasgow for clinical testing and evaluation of certain of Celgene's patented compounds. Under terms of the agreement, Celgene would pay the University 123,000 pounds sterling in two annual installments (approximately $200,000 at current exchange rates). The term of the agreement is for two years.

     The Company has various other research and consulting agreements totaling approximately $336,000 for 1998.

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

   (e) Concentration of Market Risk
     One customer accounted for 100% of the revenues in 1995, 1996 and 1997.

     (c) Exhibit Index.



   3.1     Certificate of Incorporation of the Company, as amended (Incorporated b y reference to
           Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

   3.2     By-laws of the Company (Incorporated by reference to the Company's Current Report on
           Form 8-K, dated September 16, 1996).

  10.1     Lease Agreement, dated January 16, 1987, between the Company and Powder Horn
           Associates (incorporated by reference to Exhibit 10.17 to the Company's Registration
           Statement on Form S-1, dated July 24, 1987).

  10.2     1992 Long-Term Incentive Plan (Incorporated by reference to Exhibit A to the Company's
           Proxy Statement, dated May 30, 1997).

  10.3     1995 Non-Employee Directors' Incentive Plan (Incorporated by reference to Exhibit B to the
           Company's Proxy Statement, dated May 30, 1997).

  10.4     Agent's Warrant issued in connection with the placement of 8% Convertible Debentures
           (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q
           for the quarter ended June 30, 1995).

  10.5     Agent's Warrant issued in connection with the placement of Series A Convertible Preferred
           Stock (Incorporated by reference to the Company's Annual Report on Form 10-K for the
           year ended December 31, 1995).

  10.6     Form of Lock-Up Warrant issued to certain holders of Series A Convertible Preferred Stock
           (incorporated by reference to the Company's Registration Statement on Form S-3 dated
           November 25, 1997 (No. 333-38891)).

  10.7     Form of Warrant to be issued in connection with the issuance of Series B Convertible
           Preferred Stock (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 10, 1997).

  10.8     Rights Agreement, dated as of September 16, 1996, between Celgene Corporation and
           American Stock Transfer & Trust Company (Incorporated by reference to the Company's
           Registration Statement on Form 8-A, filed on September 16, 1996).

  10.9     Form of indemnification agreement between the Company and each officer and director of the Company (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

  10.10    Form of Employment Agreement dated September 30, 1997 between the Company and John
           W. Jackson (incorporated by reference to the Company's Registration Statement on Form S-3
           dated November 25, 1997 (No. 333-38891)).

  10.11    Form of Employment Agreement dated September 30, 1997 between the Company and Sol
           J. Barer (incorporated by reference to the Company's Registration Statement on Form S-3
           dated November 25, 1997 (No. 333-38891)).

  10.12    Manufacturing Agreement between Penn Pharmaceuticals Limited and the Company
           (incorporated by reference to the Company's Registration Statement on Form S-3 dated
           November 25, 1997 (No. 333-38891)).

  23.1     Consent of KPMG Peat Marwick LLP

    27.    Financial Data Schedule