Form 10-K/A
period 1997-12-31
CELGENE CORP /DE/
filed 1998-04-30
CIK 816284

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

Number of shares of Common Stock outstanding as of March 1, 1998: 15,991,950

                              CELGENE CORPORATION

                          ANNUAL REPORT ON FORM 10-K

This Form 10-KA amends Celgene Corporation's 10-K for the fiscal year ended December 31, 1997 in the following respects: (1) The headings in the Selected Financial Data chart in Item 6 have been reversed so as to read from left to right: 1993, 1994, 1995, 1996 and 1997; (2) The information to be provided pursuant to Items 10-13 hereof has been included; and (3) On page F-5, the figure "(2,777,777)" has been moved from the "Treasury Stock-Shares" column in the "Deemed dividend for preferred stock conversion discount" row to the "Preferred Stock-Amount" column of the same row.

                               TABLE OF CONTENTS

Item No.                                                                                                 Page
----------                                                                                               ---
                                                      Part I
1.           Business ...............................................................................      1
2.           Properties .............................................................................     18
3.           Legal Proceedings ......................................................................     18
4.           Submission of Matters to a Vote of Security Holders ....................................     18

                                                     Part II
5.           Market for Registrant's Common Equity and Related Stockholder Matters ..................     19
6.           Selected Financial Data ................................................................     20
7.           Management's Discussion and Analysis of Financial Condition and Results of Operations...     21
8.           Financial Statements and Supplementary Data ............................................     24
9.           Changes In and Disagreements with Accountants on Accounting and Financial Disclosure....     24

                                                     Part III
10.          Directors and Executive Officers of the Registrant .....................................     25
11.          Executive Compensation .................................................................     27
12.          Security Ownership of Certain Beneficial Owners and Management .........................     33
13.          Certain Relationships and Related Transactions .........................................     34

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

                                                                 Year ended December 31,
                                     1993               1994              1995               1996               1997
                               ----------------   ---------------   ----------------   ----------------   ----------------
Operations Data:
Total Revenues                  $          --      $      98,000     $     472,000      $     881,665      $    1,122,193
Loss from continuing
 operations                        (2,740,157)        (5,710,781)       (8,366,380)       (17,057,521)        (25,019,844)
Loss from discontinued
 operations                        (7,585,629)        (4,502,446)       (2,150,143)          (761,460)           (427,183)
Net loss applicable to
 common stockholders              (10,325,786)       (10,213,227)      (10,516,523)       (21,609,639)        (26,921,501)
Per share of common
 stock--basic and diluted
Loss from continuing
 operations                     $       (0.35)     $       (0.73)    $       (1.04)     $       (1.81)     $        (2.05)
Loss from discontinued
 operations                           (  0.97)           (  0.57)          (  0.27)           (  0.08)            (  0.03)
Net loss applicable to
 common shareholders                  (  1.32)           (  1.30)          (  1.30)           (  2.29)            (  2.20)
Weighted average number of
 shares outstanding                 7,841,000          7,853,000         8,073,000          9,450,000          12,215,000
Dividends                                  --                 --                --                 --                  --
Balance Sheet Data
Cash and cash equivalents,
 and marketable securities      $  17,899,946      $   8,500,086     $  11,712,905      $  17,814,984      $   13,583,445
Total Assets                       21,822,225         11,547,930        14,211,218         20,937,862          18,217,456
Convertible debentures                     --                 --         4,592,366          2,026,043                  --
Accumulated deficit               (50,259,650)       (60,472,877)      (70,989,400)       (92,599,039)       (119,520,540)
Stockholder's equity               20,295,614         10,004,066         7,142,501         16,065,009          15,425,092

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                               Age       Position
----                               ---       --------
John W. Jackson                    53        Chairman of the Board and
                                             Chief Executive Officer

Sol J. Barer, Ph.D.                50        President, Chief Operating Officer,
                                             and a Director

Robert C. Butler                   67        Senior Vice President and
                                             Chief Financial Officer

Frank T. Cary                      77        Director

Arthur Hull Hayes, Jr., M.D.       65        Director

Richard C.E. Morgan                53        Director

Walter L. Robb, Ph.D.              70        Director

Lee J. Schroeder                   69        Director

Gilla Kaplan, Ph.D.                50        Director

Jack L. Bowman                     65        Director

------------------

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

      Sol J. Barer has been President of the Company since October 1993 and Chief Operating Officer and a director of the Company since March 1994.
Dr. Barer was Senior Vice President--Science and Technology and Vice President/General Manager--Chiral Products of the Company from October 1990 to October 1993 and Vice President--Technology of the Company from September 1987 to October 1990. Dr. Barer received a Ph.D. in organic and physical chemistry from Rutgers University.

      Robert C. Butler has been Chief Financial Officer of the Company since July 1996. Mr. Butler plans to retire in July 1998. From 1988 to 1995, Mr. Butler served as Senior Vice President and Chief Financial Officer of International Paper Co., a manufacturer of paper, wood, and allied products. From 1979 to 1987, Mr. Butler served as Group Executive Vice President of the National Broadcasting Company. Mr. Butler is also a member of the Board of Directors of Carter Holt Harvey Ltd., a major New Zealand forest products company.

      Frank T. Cary has been Chairman of the Executive Committee of the Board of Directors of the Company since July 1990 and has been a director of the Company since 1987. From 1973 to 1981, Mr. Cary was Chairman of the Board and Chief Executive Officer of International Business Machines Corporation. Mr. Cary also is a director of Cygnus Therapeutic Systems Inc., ICOS Corporation, Lincare Inc., SPS Transaction Services, Inc., Lexmark International Inc., SEER Technologies, Inc., Vion Pharmaceuticals Inc. and Teltrend, Inc.

      Arthur Hull Hayes, Jr., a director of the Company since 1995, has been President and chief operating officer of MediScience Associates, Inc., a consulting organization that works with pharmaceutical firms, biomedical companies and foreign governments, since July 1991. Dr. Hayes has also been a partner in Issue Sphere, a public affairs firm that focuses on health science issues, since November 1995, as well as a professor in medicine, pharmacology and family and community medicine at New York Medical College and clinical professor of medicine and pharmacology at the Pennsylvania State University College of Medicine. From 1986 to 1990, Dr. Hayes was President and Chief Executive Officer of E.M. Pharmaceuticals, a unit of E. Merck AG and from 1981 to 1983 was Commissioner of the U.S. Food and Drug Administration. Dr. Hayes also is a director of Myriad Genetics, Inc., NaPro BioTherapeutics, Inc. and Premier Research Worldwide.

      Richard C.E. Morgan, a director of the Company since 1987 has been the Managing Member of Amphion Partners LLC (formerly Wolfensohn Partners, L.P.), since 1986. Between January 1996 and January 1998, Mr. Morgan was a partner of Jackson Hole Management Company, Inc. Mr. Morgan also is Chairman of the Board of Directors and Chief Executive Officer of AXCESS, Inc.; a director of SEQUUS Pharmaceuticals, Inc.; Chairman of the Board of Directors of Quidel Corp.; a director of ChromoVision Medical Systems, Inc.; and a director of Indigo, N.V.

      Walter L. Robb, a director of the Company since 1992, has been a private consultant and President of Vantage Management Inc., a consulting and investor services company, since January 1993. Mr. Robb was Senior Vice President for Corporate Research and Development of General Electric Company, and a member of its Corporate Executive Council from 1986 to December 1992. Mr. Robb also is Chairman of the Board of Directors of Neopath, Inc. and a director of Marquette Electronics, Inc., Cree Research Inc., and Mechanical Technology, Inc.

      Lee J. Schroeder, a director of the Company since 1995, has been President of Lee Schroeder & Associates, Inc., pharmaceutical business consultants, since 1985. Mr. Schroeder was President of Fox Meyer Lincoln from 1983 to 1985, and was an Executive Vice President of Sandoz, Inc. from 1981 to 1983. Mr. Schroeder also is a director of Harris Technology Group, Inc., Bryan Memorial Hospital, MGI Pharmaceutical, Inc., Ascent Pediatrics, Inc., and Interneuron Pharmaceuticals, Inc.

      Gilla Kaplan, Ph.D., a director of the Company since April 1998, is an immunologist in the Laboratory of Cellular Physiology and Immunology at The Rockefeller University in New York where she was appointed Assistant Professor in 1985 and Associate Professor in 1990. Dr. Kaplan is a member of numerous professional societies and has been the organizer of several major symposia on tuberculosis. Dr. Kaplan has served as an advisor to the Global Program for Vaccines and Immunization of the World Health Organization, has participated in several NIH peer review panels, is on the Editorial Board of Microbial Drug Resistances, since 1994, and Tubercle and Lung Disease, since 1997. Dr. Kaplan is the author of more than 100 scientific publications and has received international recognition for her work. In 1995, she gave the Special Honorary Lecture at the American Society for Microbiology and in 1997 was appointed a Fellow of the American Academy of Microbiology.

      Jack L. Bowman, a director of the Company since April 1998, served as Company Group Chairman of Johnson & Johnson from 1987 to 1994. From 1983 to 1987 Mr. Bowman served as Executive Vice President of American Cyanamid. Mr. Bowman is also a director of NeoRx Corporation, Cell Therapeutics, Inc., CytRx Corporation, Cellegy Pharmaceuticals and Targeted Genetics.


Election of Directors

      Each director holds office (subject to the Company's By-Laws) until the next annual meeting of stockholders and until such director's successor has been elected and qualified. There are no family relationships between any of the directors and executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

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

                                                            Annual                             Long Term
                                                         Compensation                         Compensation
                                          -----------------------------------------    -------------------------
                                                                           Other       Restricted
                                                                          Annual          Stock       Securities    All Other
          Name and                                                     Compensation     Award(s)      Underlying     Compen-
     Principal Position          Year     Salary ($)     Bonus ($)          ($)            ($)         Options #    sation ($)
----------------------------     ----     ----------     ---------     ------------    ----------     ----------    ---------
John W. Jackson.............     1997     270,000          97,200        9,500(3)           0                 0      13,390(4)
       Chairman and              1996     243,429(1)      105,625(2)     4,750(3)           0           250,000           0
       Chief Executive
       Officer

----------------------------     ----     ----------     ---------     ------------    ----------     ----------    ---------
Sol J. Barer, Ph.D..........     1997     232,500         63,647         9,500(3)           0                 0           0
       President and Chief       1996     216,667         50,000         4,750(3)           0            72,500           0
       Operating Officer         1995     200,000              0             0              0            54,080           0


(1)   Mr. Jackson commenced his employment with the Company on January 11, 1996.

(2) Mr. Jackson's bonus consisted of $50,000 in cash and 5,000 shares of unrestricted stock, valued at $55,625 on the date of grant.

(3)   Reflects matching contributions under the Company's 401K plan.

(4)   Reflects life insurance premiums for a life insurance policy for Mr.
      Jackson.


Employment Agreements and Termination of Employment Arrangements

      John W. Jackson and Sol J. Barer (each an "Executive") are employed pursuant to substantially similar employment agreements (the "Employment Agreements") providing for their continued employment until September 30, 2000 (the period during which Executive is employed is referred to as the "Employment Period"). The Employment Period shall be automatically renewed for successive one-year terms unless the Company or Executive gives written notice to the other at least one year prior to the expiration of the Employment Period. The Employment Agreements provide Messrs. Jackson and Barer with a base salary (which may be increased by the Board of Directors, or a committee thereof) of $270,000 and $235,000, respectively, per annum. In addition, each of the Employment Agreements provides for an annual bonus in such amount as may be determined by the Board of Directors, or a committee thereof. The Employment Agreements also provide that Messrs. Jackson and Barer are entitled to continue to participate in all group health and insurance programs and all other fringe benefit or retirement plans which are generally available to the Company's employees. Each of the Employment Agreements provides that if the Executive is terminated by the Company without cause, he shall be entitled to receive a lump-sum payment in an amount equal to the greater of (A) twelve months salary at the rate being paid on the date of such termination or (B) salary at such rate for the unexpired term of the Employment Agreement. Each Employment Agreement also provides that if Executive is terminated without cause or if Executive terminates his employment within 30 days of having actual knowledge of the occurrence of any of the following events: (i) Executive not maintaining his position with the Company as Chief Executive Officer (in the case of Mr. Jackson) and Chief Operating Officer (in the case of Mr. Barer), (ii) a significant change in the duties normally attached to such Executive's position,
(iii) a good faith determination by such Executive that, as a result of a change in control, such Executive is unable to carry out the duties of such position and (iv) a breach by the Company of any material term of such Executive's Employment Agreement, the Executive shall be paid in a lump-sum an amount of cash equal to 2.99 times Executive's "base amount," as defined in Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code").

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

Stock Options

      No stock options or stock appreciation rights ("SARs") were granted in fiscal 1997 to John W. Jackson or Sol J. Barer.

      The following table sets forth information for each of the named executive officers with respect to the value of options exercised during the year ended December 31, 1997 and the value of outstanding and unexercised options held as of December 31, 1997. There were no SARs exercised during 1997 and none were outstanding as of December 31, 1997.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                            Number of
                                                      Securities Underlying           Value of Unexercised
                          Shares                       Unexercised Options            In-the-Money Options
                         Acquired       Value         at December 31, 1997           at December 31, 1997(1)
                       on Exercise    Realized        --------------------           -----------------------
         Name               ($)          ($)       Exercisable   Unexercisable    Exercisable    Unexercisable
         ----               ---          ---       -----------   -------------    -----------    -------------
John W. Jackson.......      --           --           166,667         83,333              $0          $0
Sol J. Barer..........      --           --           190,986         48,334        $160,937          $0

----------------------------------------

(1) Represents the difference between the closing market price of the Common Stock as reported by Nasdaq on December 31, 1997 of $8.438 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options.


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

      Executive and employee compensation includes salary, employment-related benefits, and long-term incentive compensation:

      Salary. Salaries are set competitively relative to the biotechnology and pharmaceutical industries--industries with which the Company competes for its highly skilled personnel. Individual experience and performance is considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual goals.

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

      Under the Company's 1997 incentive program, it was agreed, subject to the achievement of certain goals in 1997 by the Company, that the Company would grant at a future date options to purchase shares of common stock. A similar incentive program has been designed for 1998 based on attainment of corporate, business unit, and individual goals. The program is open to all regular full-time employees, other than the executive officers of the Company.

      Chief Executive Officer Compensation. Pursuant to Mr. Jackson's contract with the Company entered into on September 30, 1997, Mr. Jackson received base salary of $270,000 for 1997. Mr. Jackson also received a bonus of $97,200 for 1997. Factors considered in determining

Mr. Jackson's bonus included the successful attainment of several important milestones in the development of the Company's products, as well comparisons to total compensation packages of chief executive officers at corporations within the Company's industry that are of comparable size.

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

      All options granted pursuant to the 1995 Directors' Plan will expire no later than 10 years from the date of grant and no options may be granted after June 16, 2005. If a Non-Employee Director terminates his service on the Board of Directors for any reason, options which were exercisable on the date of termination and which have not expired may be exercised at any time until the date of expiration of such options. In addition, if there is a change of control and within two years thereafter a director is removed without cause (as defined) or is not nominated for election by the Company's stockholders, all unvested portions of a stock option will automatically vest.

      In 1997, pursuant to the 1995 Directors' Plan, each of Messrs. Cary, Hayes, Morgan, Robb and Schroeder received an option to purchase 10,000 shares of Common Stock at an exercise price of $7.125 per share, the fair market value of the stock on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The table below sets forth the beneficial ownership of the Common Stock as of April 27, 1998 (i) by each director, (ii) by each of the named executive officers (iii) by all directors and executive officers of the Company as a group, and (iv) by all persons known by the Board of Directors to be beneficial owners of more than five percent of the outstanding shares of Common Stock.

                                               Amount and Nature of   Percent of
                    Name                       Beneficial Ownership     Class
--------------------------------------------   --------------------   ----------
John W. Jackson ............................        272,400(1)(2)        1.7%

Sol J. Barer, Ph.D .........................        209,928(2)           1.3%

Robert C. Butler ...........................         17,500(1)            *

Frank T. Cary ..............................        106,000(1)            *

Arthur Hull Hayes, Jr., M.D ................         30,000(1)            *

Richard C.E. Morgan ........................        330,055(1)(3)        2.1%

Walter L. Robb, Ph.D .......................         92,000(1)            *

Lee J. Schroeder ...........................         41,000(1)            *

Gilla Kaplan ...............................              0               *

Jack L. Bowman .............................              0               *

All directors and current
 executive officers of
 the Company as a group
 (eight persons) ...........................      1,098,883(4)           6.9%

Donald P. Moriarty and
 William P. Scully(5) ......................      1,355,500(5)           8.5%
c/o McGrath, Doyle & Phair
150 Broadway
New York, New York  10038

Frontier Capital Management
 Company, Inc.(6) ..........................        806,960(6)           5.0%
99 Summer Street
Boston, MA 02110

                                               Amount and Nature of   Percent of
                    Name                       Beneficial Ownership     Class
--------------------------------------------   --------------------   ----------

Chancellor LGT Asset Management, Inc.,
Chancellor LGT Trust Company and
 LGT Asset Management, Inc.
 as a group (7) ............................       1,067,700(8)          6.7%
1166 Avenue of the Americas
New York, New York 10036

------------------------

* Less than one percent (1%).

(1) Includes shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options within 60 days of April 27, 1998, as follows: John W. Jackson -- 250,000; Sol J. Barer -- 209,913; Robert C. Butler -- 12,500; Frank T. Cary -- 76,000; Arthur Hull Hayes, Jr. -- 30,000; Richard C.E. Morgan -- 71,000 shares; Walter L. Robb -- 49,000, and Lee J. Schroeder -- 41,000. Does not include shares of Common Stock which the directors and executive officers had the right to acquire through the exercise of options not exercisable within 60 days of April 27, 1998, as follows: John W. Jackson -- 100,000; Sol J. Barer -- 74,167; Robert C. Butler -- 37,500; Frank T. Cary -- 5,000; Arthur Hull Hayes, Jr. -- 10,000; Richard C.E. Morgan -- 5,000; Walter L. Robb -- 5,000, and Lee J. Schroeder -- 5,000.

(2) Includes with respect to Mr. Jackson 400 shares owned by the son of Mr. Jackson, as to which shares Mr. Jackson disclaims beneficial ownership; includes with respect to Dr. Barer 15 shares owned by the daughter of Dr. Barer, as to which shares Dr. Barer disclaims beneficial ownership.

(3) Includes 252,055 shares of Common Stock owned by Amphion Ventures, L.P. of which Amphion Partners, LLC is the general partner. Mr. Morgan is a managing member of Amphion Ventures, LLC. Mr. Morgan's indirect pecuniary interest in these shares of Common Stock, within the meaning of Rule 16a-1(a)(2)(ii)(B) under the Securities Exchange Act of 1934, is significantly less than the amount disclosed. Mr. Morgan otherwise disclaims beneficial ownership of such shares of Common Stock owned by Amphion Ventures, L.P.

(4) Includes or excludes, as the case may be, shares of Common Stock as indicated in the preceding footnotes.

(5) Information regarding Donald P. Moriarty and William P. Scully was obtained from a Schedule 13D, as amended, filed by them with the Securities and Exchange Commission. Such Schedule 13D states that Messrs. Moriarty and Scully are deemed to be the beneficial owners of and to have shared dispositive power over all such shares of Common Stock, and that such shares are held by Mr. Moriarty, Mr. Scully, their family members, and Twin Oaks Partners, a partnership in which Messrs. Moriarty and Scully are general partners.

(6) Information regarding Frontier Capital Management Company, Inc. was obtained from a Schedule 13G, filed by it with the Securities and Exchange Commission. Such Schedule 13G states that Frontier Capital Management Company, Inc. is the beneficial owner of and has the sole dispositive power over all such shares of Common Stock.

(7) Information regarding Chancellor LGT Asset Management, Inc., Chancellor LGT Trust Company and LGT Asset Management, Inc. (the "Group") was obtained from a Schedule 13G, filed by them with the Securities and Exchange Commission. Such Schedule 13G states that the Group filed as a group and as such it is the beneficial owner of and has sole dispositive power over all such shares of Common Stock.

(8)   Includes warrants to purchase 519,231 shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

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

Date: April 30, 1998

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