Form 10-Q
period 1998-03-31
CELGENE CORP /DE/
filed 1998-05-15
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                              22-2711928
-----------------------------------------------      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification
                                                     Number)

7 Powder Horn Drive, Warren, NJ                                07059
----------------------------------------------               -----------
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

                                 Yes _x_ No ___

At April 30, 1998, 16,031,450 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
PART I      FINANCIAL INFORMATION


   Item I   Unaudited Condensed Financial Statements

            Condensed Balance Sheets as of
            March 31, 1998 (unaudited)
            and December 31, 1997                                          3

            Condensed Statements of
            Operations - Three-Month Periods Ended
            March 31, 1998 and 1997 (unaudited)                            4

            Condensed Statements of
            Cash Flows - Three-Month Periods Ended
            March 31, 1998 and 1997 (unaudited)                            5

            Notes to Unaudited Condensed Financial
            Statements                                                     7


   Item 2   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 10



PART II     OTHER INFORMATION                                             12

                Signatures

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements

                              CELGENE CORPORATION
                            CONDENSED BALANCE SHEETS

                         ASSETS                     Mar. 31,1998   Dec. 31, 1997
                         ------                      -----------    -----------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                          $10,554,217    $13,583,445
  Marketable securities available for sale             4,945,340             --
  Accounts receivable                                    180,287      1,430,384
  Other current assets                                   707,450        353,266
  Assets held for disposal                                    --        485,170
                                                     -----------    -----------
    Total current assets                              16,387,294     15,852,265

  Plant and equipment, net                             2,324,469      2,286,024
  Other assets                                            79,167         79,167
                                                     -----------    -----------
    Total assets                                     $18,790,930    $18,217,456
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                   $ 1,703,094    $   842,262
  Accrued expenses                                     1,072,113      1,388,933
  Capitalized lease obligations                          139,494        210,499
                                                     -----------    -----------
    Total current liabilities                          2,914,701      2,441,694

  Capitalized lease obligation-net of
    current portion                                      184,814        350,670
                                                     -----------    -----------
    Total liabilities                                  3,099,515      2,792,364
                                                     -----------    -----------
Stockholders' equity:

  Preferred stock, $.01 par value per share
    5,000,000 shares authorized; Series A
    convertible, redeemable, cumulative preferred;
    none outstanding at March 31, 1998 and
    74 shares issued and outstanding at
    December 31, 1997, plus $329,455
    accretion premium                                         --      4,029,455

  Common stock, $.01 par value per share
    20,000,000 shares authorized; issued and
    outstanding 16,054,338 and 15,427,949 shares
    at March 31, 1998 and December 31,1997,
    respectively                                         160,543        154,279

  Common stock in treasury, at cost -
    22,888 shares at March 31, 1998 and
    December 31,1997                                     (76,535)       (76,535)

  Additional paid-in capital                         135,035,247    130,838,433
  Accumulated deficit                               (119,427,840)  (119,520,540)
                                                     -----------    -----------
    Total stockholders' equity                        15,691,415     15,425,092
                                                     -----------    -----------
  Total liabilities and stockholders' equity         $18,790,930    $18,217,456
                                                     ===========    ===========

                See accompanying notes to financial statements.

                              CELGENE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Three Month Period Ended March 31
                                               ---------------------------------
                                                   1998                1997
                                                   ----                ----
Revenues:

  Research contracts                           $    80,000          $   249,999
                                               -----------          -----------

Expenses:

  Research and development                       3,940,227            3,975,756
  Selling, general and administrative            3,225,915            1,286,963
                                               -----------          -----------
    Total Expenses                               7,166,142            5,262,719

Operating Loss                                  (7,086,142)          (5,012,720)

  Interest income                                  249,861              208,234
  Interest expense                                   1,364               68,379
                                               -----------          -----------
Loss from continuing operations                 (6,837,645)          (4,872,865)

Discontinued Operations: (Note 5)

  Loss from operations                             (59,837)             (82,504)
  Gain on sale of chiral assets                  7,014,830                   --
                                               -----------          -----------
Net income (loss)                                  117,348           (4,955,369)

Accretion of premium payable on preferred
  stock                                             24,648              136,783

Net income (loss) applicable to common         -----------          ------------
  shareholders                                 $    92,700          $(5,092,152)
                                               ===========          ===========

Per share basic and diluted :
  Loss from continuing operations              $     (0.44)         $     (0.45)

  Discontinued operations:
    Loss from operations                       $     (0.00)         $     (0.01)
    Gain on sale of chiral assets              $      0.45          $        --

Net income (loss) applicable to common
  shareholders per basic share of common       $      0.01          $     (0.47)
  stock                                        ===========          ===========

Weighted average number of shares of
  common stock outstanding                      15,673,000           10,816,000
                                               ===========          ===========

                See accompanying notes to financial statements.

                          CELGENE CORPORATION
                    CONDENSED STATEMENTS OF CASHFLOW
                              (Unaudited)

                                                         Three Month Period
                                                           Ended March 31,
                                                     --------------------------
                                                        1998           1997
                                                        ----           ----
Cash flows from operating activities:
-------------------------------------
Loss from continuing operations                      $(6,837,645)   $(4,872,865)

  Depreciation                                           206,927        260,923
  Amortization of deferred compensation                       --          1,133
  Interest on convertible debentures                          --         68,736

Change in current assets & liabilities:

  Increase (Decrease) in accounts payable
    and accrued expenses                                 544,012       (329,165)
  Decrease (Increase) in accounts receivable           1,250,097       (296,591)
  (Increase) Decrease in other assets                   (354,184)       175,723
                                                     -----------    -----------
Net cash used in continuing operations                (5,190,793)    (4,992,106)

Net cash used in discontinued operations                 (59,835)       (82,504)
                                                     -----------    -----------
Net cash used in operating activities                 (5,250,628)    (5,074,610)
                                                     -----------    -----------

Cash flows from investing activities:
-------------------------------------

Capital expenditures                                    (245,372)      (198,675)
Proceeds from sales and maturities of
  marketable securities available for sale                    --     19,659,766
Purchases of marketable securities
  available for sale                                  (4,945,340)   (12,377,409)
Proceeds from sale of chiral assets                    7,500,000             --
                                                     -----------    -----------
Net cash provided by (used in) investing
  activities                                           2,309,288      7,083,682
                                                     -----------    -----------

Cash Flows from financing activities:
-------------------------------------
Expenditures for public offering costs                  (228,989)            --
Net proceeds from exercise of common stock
  options                                                362,348         12,695
Capital lease buyout                                    (236,861)            --
                                                     -----------    -----------
Net cash provided by financing activities               (103,502)        12,695
                                                     -----------    -----------

Net (decrease) increase in cash and cash
  equivalents                                         (3,044,842)     2,021,767
Cash and cash equivalents at beginning of period      13,583,445        922,961
                                                     -----------    -----------
Cash and cash equivalents at end of period           $10,538,603    $ 2,944,728
                                                     ===========    ===========

                See accompanying notes to financial statements.

                          CELGENE CORPORATION
              CONDENSED STATEMENTS OF CASHFLOW (continued)
                              (Unaudited)

                                                         Three Month Period
                                                           Ended March 31,
                                                    --------------------------
                                                       1998            1997
                                                       ----            ----
Non - cash investing activity:

Change in net unrealized gain (loss) on
  marketable securities available for sale          $       --      $   (5,670)
                                                    ==========      ==========

Non - cash financing activities:

Accretion of premium payable on preferred
  stock and warrants                                $   24,648      $  136,783
                                                    ==========      ==========

Issuance of common stock upon the conversion
  of convertible preferred stock and accrued
  accretion thereon, net                            $4,054,103      $2,975,306
                                                    ==========      ==========


                See accompanying notes to financial statements.

                               CELGENE CORPORATION
                Notes to Unaudited Condensed Financial Statements
                                 March 31, 1998


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


2.   Series A Convertible Preferred Stock

     The Series A Convertible Preferred Stock ("Preferred Stock"), plus accretion at a rate of 4.9% per year, is convertible into common stock of the Company at the option of the holders thereof at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion.

     As of March 31, 1998 , all 503 shares of the Series A preferred Stock, with their respective accretion, had been converted or redeemed into 3,342,202 shares of common stock. Through March 31, 1998 the Company had accrued $1,420,770 representing accretion of the premium on the Preferred Stock.


3.   Series B Convertible Preferred Stock

     On June 9, 1997, in a private placement with Chancellor LGT Asset Management, Inc. ("Chancellor") on behalf of certain Chancellor clients, the Company completed the sale of 5,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), par value $.01 per share, at an issue price of $1,000 per share. A shelf registration statement with respect to holders' resales of Common Stock issuable upon conversion of Series B Preferred was filed and declared effective on August 6, 1997. The Company received net proceeds of $4,840,748, after offering costs. Subject to the satisfaction of certain conditions, the Company may, at its option, during specified periods ending June 9, 1998, issue and sell to such Chancellor clients up to an additional 15,000 shares of Series B Preferred Stock, at an aggregate purchase price of $15 million, in increments of $5 million (5,000 shares). With respect to the third and fourth increments ($10 million) certain FDA approvals which have not yet occurred are necessary before Chancellor is obligated to buy the additional Series B Preferred Stock. As of March 31, 1998, all issued shares of Series B Preferred had been converted into Common Stock.

     Upon request of the purchasers of the Series B Preferred (but no later than June 1, 1998)(in either case, the "Issuance Date"), the Company will issue warrants to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price ($6.50 at March 31, 1998) in effect on the Issuance Date (230,769 warrants as of March 31, 1998) plus
     (ii) 37.5% of the conversion Shares issuable on such Issuance Date upon conversion of all shares of Series B Preferred Stock issued through the Issuance Date (288,461 warrants as of March 31, 1998). All such warrants will have a term of four years from the Issuance Date and an exercise price equal to 115% of the Conversion Price in effect on the Issuance Date. The fair value of warrants at the issuance date was $1.28 per warrant.


4.   Marketable Securities Available for Sale

     Marketable securities available for sale at March 31, 1998 include debt securities with maturities ranging from May, 1998 to March, 1999. A summary of marketable securities at March 31, 1998 is as follows:

                                             Gross        Gross      Estimated
                                          Unrealized   Unrealized       Fair
                                Cost         Gain         Loss         Value
                             ----------   ----------   ----------   ----------
Commercial
Paper                        $3,640,980   $       --   $       --   $3,640,980

Corporate Bonds               1,004,360           --           --    1,004,360
                             ----------   ----------   ----------   ----------
Total                        $4,945,340   $       --   $       --   $4,945,340
                             ==========   ==========   ==========   ==========

5.   Discontinued Operations

     On January 9, 1998, the Company sold its chiral intermediates business to Cambrex Corporation for approximately $15.0 million. The terms of the agreement provided for a sale of assets of approximately $485,000 for proceeds of $7.5 million on the contract date plus future royalties with a present value not exceeding $7.5 million, with certain minimum royalty payments in the third through sixth year following the closing of the transaction. Included in the transaction are the rights to the Company's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the current pipeline of third party products and the equipment and personnel associated with the business.


6.   New Accounting Pronouncement

     Effective January 1, 1998, the Company adopted Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income, which consists of all changes in equity from non-shareholder sources. Prior year financial statements conform to the requirements of SFAS No. 130

     Comprehensive income includes net income and other comprehensive income which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale, which prior to adoption were reported separately in shareholders' equity.

                                              March 31, 1998      March 31, 1997
                                              --------------      --------------
     Net Income (Loss)                          $    92,700        $(5,092,152)
     Other Comprehensive Expense                         --             (5,670)
                                                -----------        -----------

     Total Comprehensive Income                 $    92,700        $(5,097,822)
                                                ===========        ===========

Part 1 - Financial Information
Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Results of Operations
---------------------

Three month period ended March 31, 1998 vs.
Three month period ended March 31, 1997
---------------------------------------

     Total Revenues. The Company's total revenues for the three months ended March 31, 1998 decreased by 68% to approximately $80,000 from approximately $250,000 in the same period of 1997. Revenue for the period in both years was entirely from research contracts. The decrease in revenue in 1998 was primarily due to the completion of a research contract with BASF, in December 1997.

     Research and development expenses. Research and development expenses were essentially flat versus the same period in 1997 at approximately $3.9 million in both years.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 1998 increased by 151% to approximately $3.2 million from $1.3 million in the same period of 1997. The increase was due primarily to the formation of a sales and marketing organization and related expenses of approximately $1.5 million and the formation of a medical affairs department resulting in expenses of approximately $0.4 million, both in anticipation of the commercial launch of THALOMID(TM) pending FDA approval.

     Interest income and expense. Interest income for the first quarter 1998 increased 20% to approximately $250,000 from $208,000 in the same period of 1997. The increase was due to higher average cash balances in 1998. Interest expense decreased to approximately $1,000 from $68,000 in 1997. The decrease was due to the conversion to equity of all of the 8% convertible debentures by mid 1997.

     Net loss from continuing operations. The net loss from continuing operations for the period ended March 31, 1998 increased by 40% to $6.8 million from $4.9 million in the same period of 1997. The increase was due primarily to the increased spending on the sales and marketing organization and the medical affairs department as described above.

     Discontinued Operations. The net loss from discontinued operations decreased by 27% in the first quarter 1998 to approximately $60,000 from $83,000 in the same period of 1997.

The decrease was due to the fact that the Chiral Intermediates business was sold on January 9, 1998. The $60,000 loss in 1998 represents expenses for the nine day period preceding the sale. The loss in 1997 represents revenues of approximately $504,000 offset by expenses of $587,000 for the discontinued operations. In January the Company recorded a net gain of approximately $7.0 million from the sale of the Chiral Intermediate assets consisting of proceeds of $7.5 million for assets sold of approximately $485,000.

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

     The Company's net working capital at March 31, 1998, $13.5 million was essentially unchanged from the same period in 1997. Net working capital consisted principally of cash, cash equivalents, and marketable securities.

     Cash and cash equivalents decreased by $3.0 million in the three months ended March 31, 1998. The decrease resulted primarily from the investment of cash in marketable securities.

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



                               CELGENE CORPORATION


DATE  May 15, 1998                        BY /s/ John W. Jackson
      ------------------------------         -----------------------------------
                                             John W. Jackson
                                             Chairman of the Board
                                             Chief Executive Officer



DATE  MAY 15, 1998                        BY /s/ James R. Swenson
      ------------------------------         -----------------------------------
                                             James R. Swenson
                                             Controller
                                             (Chief Accounting Officer)