Form 10-Q
period 1998-06-30
CELGENE CORP /DE/
filed 1998-08-13
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                                          OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                                 22-2711928
----------------------------------------                  ----------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

7 Powder Horn Drive, Warren, NJ                                   07059
----------------------------------------                  ----------------------
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

                                 Yes _x_ No ___

At July 31, 1998, 16,210,646 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I      FINANCIAL INFORMATION


  Item I      Unaudited Condensed Financial Statements

              Condensed Balance Sheets as of
              June 30, 1998 (unaudited)
              and December 31, 1997                                           3

              Condensed Statements of
              Operations - Six-month Periods Ended
              June 30, 1998 and 1997 (unaudited)                              4

              Condensed Statements of
              Operations - Three-month Periods Ended
              June 30, 1998 and 1997 (unaudited)                              5

              Condensed Statements of
              Cash Flows - Six-month Periods Ended
              June 30, 1998 and 1997 (unaudited)                              6

              Notes to Unaudited Condensed Financial
              Statements                                                      8


  Item 2      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  11

  Item 3      Quantitative and Qualitative disclosures about                 15
              Market Risk


PART II     OTHER INFORMATION                                                16

              Signatures

                               CELGENE CORPORATION
                            CONDENSED BALANCE SHEETS

PART I - FINANCIAL INFORMATION

Item 1 - Condensed Financial Statements

                        ASSETS                    June 30,1998    Dec. 31, 1997
                                                 -------------    -------------
                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                     $   5,470,458    $  13,583,445
   Marketable securities available for sale          4,638,813               --
   Accounts receivable                                   2,500        1,430,384
   Other current assets                                557,668          353,266
   Assets held for disposal                                 --          485,170
                                                 -------------    -------------

      Total current assets                          10,669,439       15,852,265

   Plant and equipment, net                          2,193,779        2,286,024
   Other assets                                         79,167           79,167
                                                 -------------    -------------

      Total assets                               $  12,942,385    $  18,217,456
                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $   2,573,787    $     842,262
   Accrued expenses                                  1,797,728        1,388,933
   Capitalized lease obligations                       138,637          210,499
                                                 -------------    -------------

      Total current liabilities                      4,510,152        2,441,694

   Capitalized lease obligation-net of
      current portion                                  151,013          350,670
                                                 -------------    -------------

      Total liabilities                              4,661,165        2,792,364
                                                 -------------    -------------

Stockholders' equity:

   Preferred stock, $.01 par value per share
      5,000,000 shares authorized; Series A
      convertible, redeemable, cumulative
      preferred; none outstanding at June
      30,1998 and 74 shares issued and
      outstanding at December 31, 1997 , plus
      $329,455 accretion premium                            --        4,029,455

   Common stock, $.01 par value per share
      30,000,000 shares authorized at June
      30,1998 and 20,000,000 shares
      authorized at December 31,1997; issued
      and outstanding 16,148,947 and
      15,427,949 shares at June 30,1998 and
      December 31,1997, respectively                   161,489          154,279

   Common stock in treasury, at cost - none
      at June 30,1998 and 22,888 at December
      31,1997.                                              --          (76,535)

   Additional paid-in capital                      136,336,922      130,838,433
   Accumulated deficit                            (128,217,191)    (119,520,540)
                                                 -------------    -------------

      Total stockholders' equity                     8,281,220       15,425,092
                                                 -------------    -------------

   Total liabilities and stockholders' equity    $  12,942,385    $  18,217,456
                                                 =============    =============

                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Six Month Period Ended June 30,
                                                 -------------------------------
                                                      1998             1997
                                                 -------------    -------------
Revenues:

   Research contracts                            $      80,000    $     523,082
                                                 =============    =============

Expenses:

   Research and development                          8,730,570        8,520,606
   Selling, general and administrative               7,331,158        3,367,138
                                                 -------------    -------------

   Total Expenses                                   16,061,728       11,887,744

Operating Loss                                     (15,981,728)     (11,364,662)

   Interest income                                     360,838          342,781
   Interest expense                                      6,106           94,489
                                                 -------------    -------------

Loss from continuing operations                    (15,626,996)     (11,116,370)

Discontinued Operations: (Note 4)

   Loss from operations                                (59,837)        (339,585)
   Gain on sale of chiral assets                     7,014,830               --
                                                 -------------    -------------

Net income (loss)                                   (8,672,003)     (11,455,955)

Accretion of premium payable on preferred
   stock                                                24,648          316,021

Deemed dividend on preferred shares                         --           59,567

Net income (loss) applicable to common           -------------    -------------
   shareholders                                  $  (8,696,651)   $ (11,831,543)
                                                 =============    =============

Per share basic and diluted :
   Loss from continuing operations               $       (0.98)   $       (0.99)

   Discontinued operations:
      Loss from operations                       $       (0.00)   $       (0.03)
      Gain on sale of chiral assets              $        0.44    $          --

Net income (loss) applicable to common
   shareholders per basic share of
   common stock                                  $       (0.55)   $       (1.05)
                                                 =============    =============

Weighted average number of shares of
   common stock outstanding                         15,891,000       11,284,000
                                                 =============    =============

                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Month Period Ended June 30,
                                               ---------------------------------
                                                     1998             1997
                                                -------------    -------------
Revenues:

   Research contracts                           $          --    $     273,083
                                                =============    =============

Expenses:

   Research and development                         4,790,343        4,544,851
   Selling, general and administrative              4,105,243        2,080,177
                                                -------------    -------------

   Total Expenses                                   8,895,586        6,625,028

Operating Loss                                     (8,895,586)      (6,351,945)

   Interest income                                    110,977          134,546
   Interest expense                                     4,742           26,110
                                                -------------    -------------

Loss from continuing operations                    (8,789,351)      (6,243,509)

Discontinued Operations: (Note 4)

   Loss from operations                                    --         (257,081)
   Gain on sale of chiral assets                           --               --
                                                -------------    -------------

Net income (loss)                                  (8,789,351)      (6,500,590)

Accretion of premium payable on preferred
   stock                                                   --          179,238

Deemed dividend on preferred shares                        --           59,567

Net income (loss) applicable to common          -------------    -------------
   shareholders                                 $  (8,789,351)   $  (6,739,395)
                                                =============    =============

Per share basic and diluted :
   Loss from continuing operations              $       (0.55)   $       (0.53)

   Discontinued operations:
      Loss from operations                      $        0.00    $       (0.02)
      Gain on sale of chiral assets             $        0.00    $          --

Net income (loss) applicable to common
   shareholders per basic share of
   common stock                                 $       (0.55)   $       (0.57)
                                                =============    =============

Weighted average number of shares of
   common stock outstanding                        16,105,000       11,766,000
                                                =============    =============

                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                        CONDENSED STATEMENTS OF CASHFLOW
                                   (Unaudited)

                                                 Six Month Period Ended June 30,
                                                 -------------------------------
                                                      1998             1997
                                                 -------------    -------------
Cash flows from operating activities:

Loss from continuing operations                  $ (15,626,996)   $ (11,116,370)

   Depreciation                                        381,508          391,243
   Amortization of deferred compensation                    --            1,133
   Interest on convertible debentures                       --           68,736
   Issuance of stock award                                  --           55,625
   Shares issued for employee benefit plans            463,606               --

Change in current assets & liabilities:

   Increase in accounts payable
      and accrued expenses                           2,140,320        1,000,943
   Decrease in accounts receivable                   1,427,884          211,929
   (Increase) in other assets                         (204,402)         (45,900)
                                                 -------------    -------------
Net cash used in continuing operations             (11,418,080)      (9,432,661)

Net cash used in discontinued operations               (59,837)      (1,134,282)
                                                 -------------    -------------

Net cash used in operating activities              (11,477,917)     (10,566,943)
                                                 -------------    -------------

Cash flows from investing activities:

Capital expenditures                                  (289,263)        (428,004)
Proceeds from sales and maturities of
   marketable securities available for sale          4,429,673       32,036,330
Purchases of marketable securities
   available for sale                               (9,068,486)     (19,738,628)
Proceeds from sale of chiral assets                  7,500,000               --
                                                 -------------    -------------

Net cash provided by (used in)
   investing activities                              2,571,924       11,869,698
                                                 -------------    -------------

Cash Flows from financing activities:

Costs related to secondary public offering             (73,136)              --
Net proceeds from exercise of common stock
   options                                           1,137,661           12,695
Redemption of Series A preferred stock                      --         (721,292)
Net proceeds from sale of preferred stock                   --        4,840,748
Capital lease buyout                                  (271,519)              --
                                                 -------------    -------------

Net cash provided by financing activities              793,006        4,132,151
                                                 -------------    -------------

Net (decrease) increase in cash and cash
   equivalents                                      (8,112,987)       5,434,906

Cash and cash equivalents at beginning
   of period                                        13,583,445          922,961
                                                 -------------    -------------

Cash and cash equivalents at end of period       $   5,470,458    $   6,357,867
                                                 =============    =============

                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                  CONDENSED STATEMENTS OF CASHFLOW (continued)
                                   (Unaudited)

                                                 Six Month Period Ended June 30,
                                                 -------------------------------
                                                      1998             1997
                                                 -------------    -------------
Non - cash financing activities:

Issuance of common stock upon the conversion
   of Series A convertible preferred stock and
   accretion thereon, net                        $   4,054,103    $   7,066,057
                                                 =============    =============

Accretion of premium payable on preferred
   stock and warrants                            $      24,648    $     316,021
                                                 =============    =============

Accretion of deemed dividend and warrants on
   Series B preferred stock                      $          --    $      59,567
                                                 =============    =============

                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                Notes to Unaudited Condensed Financial Statements
                                  June 30, 1998


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


2.    Series A. Convertible A Preferred Stock

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

      As of February 23, 1998, all 503 shares of the Series A Preferred Stock, with their respective accretion, had been converted or redeemed into 3,342, 202 shares of common stock. Through February 23, 1998 the Company had accrued $1,420,770 representing accretion of the premium on the Preferred Stock.

3.    Series B Convertible Preferred Stock

      Under the terms of a private placement with Chancellor LGT Asset Management, Inc. ("Chancellor") entered into on June 9, 1997, the Company is obligated to issue warrants to Chancellor to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price ($6.50 at June 30, 1998) in effect on the issuance date (230,769 warrants as of June 30, 1998) plus (ii) 37.5% of the conversion shares issuable on such issuance date upon conversion of all shares of Series B Preferred Stock issued through the issuance date (288,461 warrants as of June 30, 1998). All such warrants will have a term of four years from the issuance date and an exercise price equal to 115% of the Conversion Price in effect on the issuance date.

4.    Marketable Securities Available for Sale

      Marketable securities available for sale at June 30, 1998 include debt securities with maturities ranging from August, 1998 to March, 1999. A summary of marketable securities at June 30, 1998 is as follows:

                                               Gross       Gross       Estimated
                                            Unrealized   Unrealized       Fair
                                  Cost         Gain         Loss         Value
                               ----------   ----------   ----------   ----------
      Commercial
      Paper                    $3,634,513   $       --   $       --   $3,634,513

      Corporate Bonds           1,004,300           --           --    1,004,300
                               ----------   ----------   ----------   ----------
      Total                    $4,638,813   $       --   $       --   $4,638,813
                               ==========   ==========   ==========   ==========


5.    Discontinued Operations

      On January 9, 1998, the Company sold its chiral intermediates business to Cambrex Corporation for approximately $15.0 million. The terms of the agreement provided for the sale of chiral assets of approximately $485,000 for proceeds of $7.5 million on the contract date plus future royalties with a present value not exceeding $7.5 million, with certain minimum royalty payments in the third through sixth year following the closing of the transaction. Included in the transaction are the rights to the Company's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the current pipeline of third party products and the equipment and personnel associated with the business.


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

                                                    Three Months ended
                                             ------------------------------
                                             June 30, 1998    June 30, 1997
                                             -------------    -------------
      Net Loss                               $ (8,789,351)    $ (6,739,395)
      Other Comprehensive Income                       --              266
                                             ------------     ------------

      Total Comprehensive Loss               $ (8,789,351)    $ (6,739,129)
                                             ============     ============


                                                    Six Months ended
                                             -----------------------------
                                             June 30, 1998    June 30, 1997
                                             -------------    -------------

      Net Loss                               $ (8,696,651)    $(11,831,543)
      Other Comprehensive Loss                         --           (5,670)
                                             ------------     ------------

      Total Comprehensive Loss               $ (8,696,651)    $(11,837,213)
                                             ============     ============

      In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for financial statements beginning January 1, 2000. SFAS No. 133 requires derivative instruments to be recognized as Assets and Liabilities and be recorded at Fair Value. The Company is currently not party to any Derivative Instruments. Any future transactions involving Derivative Instruments will be evaluated based on SFAS No.133.


7.    Subsequent Events

      On July 16, 1998 the Company received final approval from the U.S. food and Drug Administration (FDA) to market and sell Thalomid (thalidomide) for the treatment of erythema nodosum leprosum (ENL), a severe and debilitating condition associated with leprosy. Thalomid is the Company's first product approved for commercialization.

      On July 2, 1998, the Company closed on a license and distribution agreement with Biovail Corporation International granting Biovail exclusive Canadian marketing rights for d-methylphenidate hydrochloride (d-MPH) which is being developed by Celgene. The drug is a chirally pure version of dl-MPH, also known as Ritalin(R). Under the terms of the agreement, Biovail purchased $2.5 million of Celgene stock for $12.52 per share, a 25% premium to the market price on that date. Celgene will also receive licensing fees and royalties.

Part 1 - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations
---------------------

Six month period ended June 30, 1998 vs.
Six month period ended June 30,1997
-----------------------------------

      Total Revenues. The Company's total revenues for the six months ended June 30, 1998 decreased significantly to approximately $80,000 from approximately $523,000 in the same period of 1997. Revenue for the period in both years was entirely from research contracts. The decrease in revenue in 1998 was primarily due to the completion of a research contract with BASF in December 1997.

      Research and development expenses. Research and development expenses increased slightly, to $8.7 million in 1998 from $8.5 million in the same period in 1997. The increase was due to increased spending for university research programs (approximately $636,000), primarily with The University of Glasgow and Rockefeller University, offset by a decrease in Preclinical Toxicology (approximately $436,000), as research projects involving Thalomid, SelCIDs, and d-methylphenidate advanced from preclinical to clinical trial status.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 increased by 118% to approximately $7.3 million from $3.4 million in the same period of 1997. The increase is attributable to $3.0 million of expenses for the formation of a sales and marketing organization and related activities and $0.5 million of expenses to establish a Medical Affairs and Drug Safety department, both in anticipation of the commercial launch of Thalomid which was approved by the FDA on July 16, 1998.

      Interest income and expense. Interest income for the first six months of 1998 increased 5% to approximately $361,000 from $343,000 in the same period of 1997. The increase was due to higher average cash balances in 1998. Interest expense decreased to approximately $6,000 from $94,000 in 1997. The decrease was due to the conversion to equity of all of the 8% convertible debentures by mid 1997.

      Net loss from continuing operations. The net loss from continuing operations for the period ended June 30, 1998 increased by 40% to $15.6 million from $11.1 million in the same period of

1997. The increase was due primarily to the increased spending on the sales and marketing organization and the Medical Affairs department as described above.

      Discontinued operations. The net loss from discontinued operations decreased significantly in the first six months of 1998 to approximately $60,000 from $340,000 in the same period of 1997. The decrease was due to the sale of the Chiral Intermediates business on January 9, 1998. The $60,000 loss in 1998 represents expenses for the nine day period preceding the sale. The loss in 1997 represents revenues of approximately $872,000 offset by expenses of $1,212,000 for the discontinued operations.


Three month period ended June 30, 1998 vs.
Three month period ended June 30, 1997
--------------------------------------

      Total Revenues. The company received no revenues during the second quarter 1998. Revenues during the same period in 1997 totaled approximately $273,000. The revenues were primarily from a research contract with BASF which was completed in December 1997.

      Research and development expenses. Research and development expenses for the second quarter 1998 were up slightly to approximately $4.8 million from $4.5 million an increase of approximately 6%. The increase in spending was due to an increase in consulting fees incurred in connection with Regulatory matters (approximately $229,000), and an increase in university research programs (approximately $314,000), primarily with the University of Glasgow, offset in part by a decrease in preclinical toxicology (approximately $338,000), as research projects involving Thalomid, SelCIDs, and d-methylphenidate advanced from preclinical to clinical trial status. All other research and development expenses increased by approximately $100,000.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased by 97% to approximately $4.1 million in the second quarter 1998 versus $2.1 million during the same period in 1997. The increase was primarily in sales and marketing ($1.5 million), as a full sales staff was added and marketing activities were increased, and the Medical Affairs and Drug Safety Department was expanded ($300,000), both in preparation for the approval and commercial launch of Thalomid. All other selling, general and administrative expenses increased approximately $200,000.

      Interest income and expense. Interest income decreased slightly in the second quarter 1998 versus the same period in

1997, to approximately $111,000 from $135,000, due to lower average cash balances. Interest expense decreased to approximately $5,000 from $26,000 due to the conversion to equity of all of the 8% convertible debentures by mid 1997.

      Net loss from continuing operations. The net loss from continuing operations for the second quarter 1998 increased 41% over the same period in 1997 to approximately $8.8 million from $6.2 million. The increased loss was due primarily to the increase in sales and marketing and Medical Affairs as described above.

      Discontinued Operations. There was no discontinued operation activity in the second quarter of 1998 as the chiral intermediate business was sold on January 9, 1998. Discontinued operations in the second quarter 1997 of approximately $257,000 consisted of revenues of $367,000 offset by expenses of $624,000.

      Liquidity and Capital Resources. Since inception, the Company has financed its working capital requirements primarily through private and public sales of its debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, and revenues from research contracts and product sales from certain businesses which the company has since sold. The Company has raised approximately $99.0 million in net proceeds from three public and three private offerings, including its initial public offering in July 1987.

      The Company's net working capital at June 30, 1998 was $6.2 million versus $13.4 at December 31, 1997. The decrease was attributable to a decrease in cash and marketable securities of $3.5 million, a decrease in accounts receivable of $1.4 million and an increase in accounts payable of $1.7 million. Assets held for disposal of $485,000 at December 31, 1997 represented the net assets of the chiral intermediate business pending sale. Net working capital consisted principally of cash, cash equivalents, and marketable securities, accounts receivable and accounts payable.

      The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations, the Company will seek additional capital resources. The Company is currently considering partnering options and other financing sources. However, no assurances can be given that the Company will be successful in raising additional capital on terms acceptable to it. In June Celgene signed a license and distribution agreement with Biovail Laboratories granting exclusive distribution rights in Canada to Biovail for d-methylphenidate. In early July, Biovail purchased $2.5 million of Celgene's stock at a 25% premium to the market price. The agreement calls for certain milestone payments, the first of which is expected to be received in the fourth quarter of this year pending commencement of a pivotal clinical trial. On July 16, 1998, Celgene received approval from the FDA to market Thalomid (thalidomide). Revenues from the sale of Thalomid are anticipated in the fourth quarter.


      Year 2000 Computer Systems Compliance - Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures.

      During the first six months of 1998, the Company has replaced all personal computers, with the exception of several computers connected to laboratory analytic equipment, with Year 2000 compliant machines. All office applications and the Adverse Event Reporting software are year 2000 Compliant. During the quarter ended June 30, 1998, the Company purchased and installed a new Year 2000 compliant financial system software package, including general ledger and accounts payable. Effective July 1, 1998, the Company has gone live with the new system. The Company is confident that by year end 1998, all critical systems and software will have been addressed. As to the date critical nature of the laboratory computers, an assessment will be complete with a plan to replace those machines if necessary by early 1999. Additional costs to correct Year 2000 problems are not expected to be material. Based on current plans and efforts to date, the Company expects that there will be no material adverse effect on operations. There is no guarantee, however, that all problems will be foreseen and corrected, that Year 2000 problems at the Company's suppliers, customers, and at governmental agencies will not adversely affect the Company, or that no material disruption of the Company's business will occur as a result of Year 2000 problems.


Cautionary Statements for Forward Looking Information
-----------------------------------------------------

      The Management's Discussion and Analysis of Financial Condition and results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under the Company's control which may cause actual results, performance are achievements of the Company to be materially different from the results, performance or other expectations implied by these forward looking statements. These factors include results of current or pending clinical trials, actions by the FDA and those factors detailed in the company's filings with the Securities and Exchange Commission.



Part I - Financial Information
Item 3 - Quantitative and qualitative disclosures about Market Risk

The Company currently does not use derivative financial instruments. The warrants associated with the issuance of the Company's Series B Preferred Stock currently have a conversion price of $7.48 which is based on 115% of a defined conversion price which is currently $6.50. The conversion price can be reset if the stock price were to fall below $6.50. Once the warrants are issued, the conversion price can no longer be reset.

PART  II  -  OTHER INFORMATION

Item 1.   -   None

Item 2.   -   None

Item 3.   -   None


Item 4.- Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 23, 1998. At this meeting stockholders of the Company were asked to vote for the election of directors, and act upon the proposals, (1) to approve an amendment to the Company's Certificate of Incorporation to increase the number of shares of the Company's authorized Common Stock, $.01 par value per share, from 20,000,000 shares to 30,000,000 million shares; (2) to approve the Celgene Corporation 1998 Long Term Incentive Plan, which authorizes 1,500,000 shares available for stock options; and (3) to consider and act upon a proposal to confirm the appointment of KPMG Peat Marwick LLP as the independent certified public accountants of the Company for the current fiscal year. All nominated directors were elected, the proposal to increase the authorized shares was approved and the proposal regarding the appointment of auditors was approved. The vote on the proposal to approve the 1998 Long Term Incentive Plan was adjourned to July 23, 1998 and was approved at the reconvened meeting. The election of directors and the various proposals were approved by the following votes:

A.    Election of Directors:

      Name                                   Number of Shares
      ----                      -----------------------------------------

                                    For          Withheld       Abstained
                                ----------       --------       ---------
      John W. Jackson           14,134,097        78,414            --
      Sol J. Barer              14,133,736        78,775            --
      Frank T. Cary             14,135,497        77,014            --
      Richard C. E. Morgan      14,136,497        76,014            --
      Walter L. Robb            14,136,497        76,014            --
      Lee J. Schroeder          14,134,097        78,414            --
      Arthur Hull Hayes, Jr     14,134,097        78,414            --
      Gila Kaplan               14,136,497        76,014            --
      Jack L. Bowman            14,136,497        76,014            --

B.    Adoption of amendment to increase authorized shares:

      Name                                   Number of Shares
      ----                      -----------------------------------------

                                    For          Withheld       Abstained
                                ----------       --------       ---------
                                13,564,376       554,883          93,252

C.    Approval of 1998 Long Term Incentive Plan:
          (July 23, 1998)

      Name                                   Number of Shares
      ----                      -----------------------------------------

                                    For          Withheld       Abstained
                                ----------       --------       ---------
                                 8,410,405      1,753,828         171,879


D.    Appointment of Auditors:

      Name                                   Number of Shares
      ----                      -----------------------------------------

                                    For          Withheld       Abstained
                                ----------       --------       ---------
                                14,119,617         41,795          51,099


Item 5.-- Other Information:

a) On July 16, 1998 the Company received final approval from the U.S. Food and Drug Administration (FDA) to market and sell Thalomid (thalidomide) for the treatment of erythema nodosum leprosum (ENL), a severe and debilitating condition associated with leprosy. Thalomid is the Company's first product approved for commercialization.

b) On July 2, 1998, the Company entered into on a license and distribution agreement with Biovail Corporation International granting Biovail exclusive Canadian marketing rights for d-methylphenidate hydrochloride (d-MPH) which is being developed by Celgene. The drug is a chirally pure version of dl-MPH, also known as Ritalin(R). Under the terms of the agreement, Biovail purchased $2.5 million of Celgene stock for $12.52 per share, a 25% premium to the market price on that date. Celgene will also receive licensing fees and royalties.


Item 6.   Exhibits

A.   27   Financial Data Schedule - Article 5 for second quarter Form 10-Q.

B.   Current report on Form 8K filed on July 22, 1998 with respect to Item 5(a).

C.   Current report on Form 8K filed on July 17, 1998 with respect to Item 5(b).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION



DATE  August 14, 1998                        BY /S/John W. Jackson
      ----------------------------              --------------------------------
                                                 John W. Jackson
                                                 Chairman of the Board
                                                 Chief Executive Officer



DATE  August 14, 1998                        BY /s/James R. Swenson
      ----------------------------              --------------------------------
                                                 James R. Swenson
                                                 Controller
                                                (Chief Accounting Officer)