Form 10-Q
period 1998-09-30
CELGENE CORP /DE/
filed 1998-11-13
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
 -----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                 22-2711928
--------------------------------------       ----------------------------
  (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)               Identification Number)

    7 Powder Horn Drive, Warren, NJ                          07059
----------------------------------------                  ------------
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

                                             Yes |x|   No ___

At October 31, 1998, 16,413,059 shares of Common Stock par value $.01 per share, were outstanding.

                                           CELGENE CORPORATION

                                            INDEX TO FORM 10-Q




                                                                       Page No.
PART I      FINANCIAL INFORMATION


Item I      Unaudited Condensed Financial Statements

            Condensed Balance Sheets as of
            September 30, 1998 (unaudited)
            and December 31, 1997                                          3

            Condensed Statements of
            Operations - Nine-month Periods Ended
            September 30, 1998 and 1997 (unaudited)                        4

            Condensed Statements of
            Operations - Three-month Periods Ended
            September 30, 1998 and 1997 (unaudited)                        5

            Condensed Statements of
            Cash Flows - Nine-month Periods Ended
            September 30, 1998 and 1997 (unaudited)                        6

            Notes to Unaudited Condensed Financial
            Statements                                                     8


Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 11

Item 3      Quantitative and Qualitative disclosures about                15
            Market Risk


PART II     OTHER INFORMATION                                             16

            Signatures

                               CELGENE CORPORATION
                            CONDENSED BALANCE SHEETS

                                 ASSETS                               September 30,1998                 Dec. 31, 1997
                                                                  ------------------------        ------------------------
                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents                                     $               9,267,833        $             13,583,445
   Marketable securities available for sale                                      3,030,340                               -
   Accounts receivable                                                           1,042,321                       1,430,384
   Inventory                                                                       317,437                               -
   Other current assets                                                            223,618                         353,266
   Assets held for disposal                                                              -                         485,170
                                                                   ------------------------         -----------------------

      Total current assets                                                      13,881,549                      15,852,265

   Plant and equipment, net                                                      2,355,553                       2,286,024
   Other assets                                                                     79,167                          79,167
                                                                   ------------------------         -----------------------
      Total assets                                               $              16,316,269        $             18,217,456
                                                                   ========================         =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $               1,975,067        $                842,262
   Accrued expenses                                                              2,080,458                       1,248,762
   Capitalized lease obligations                                                   225,372                         210,499
   Other Current Liabilities                                                       159,710                         140,171
                                                                   ------------------------         -----------------------
      Total current liabilities                                                  4,440,607                       2,441,694

   Capitalized lease obligation-net of current portion                             266,376                         350,670
   Long Term Debt                                                                8,312,500                               -
                                                                   ------------------------         -----------------------
      Total liabilities                                                         13,019,483                       2,792,364
                                                                   ------------------------         -----------------------

Stockholders' equity:

   Preferred stock, $.01 par value per share
      5,000,000 shares authorized; Series
      A convertible, redeemable, cumulative
      preferred; none outstanding at
      September 30,1998 and 74 shares issued
      and outstanding at December 31, 1997 plus
      $329,455 accretion premium.                                                        -                       4,029,455

   Common stock, $.01 par value per share
      30,000,000 shares authorized at
      September 30,1998 and 20,000,000 shares
      authorized at December 31,1997;
      issued and outstanding 16,413,059
      and 15,427,949 shares at September 30,
      1998 and December 31,1997, respectively.                                     164,131                         154,279

   Common stock in treasury, at cost - none at
      September 30,1998 and 22,888 at
      December 31,1997.                                                                  -                         (76,535)

   Additional paid-in capital                                                  139,370,358                     130,838,433
   Accumulated deficit                                                        (136,237,703)                   (119,520,540)
                                                                   ------------------------         -----------------------

      Total stockholders' equity                                                 3,296,786                      15,425,092
                                                                   ------------------------         -----------------------

   Total liabilities and stockholders' equity                    $              16,316,269        $             18,217,456
                                                                   ========================         =======================

                See accompanying notes to financial statements.

                               CELGENE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Nine Month Period Ended September 30,
                                                            -------------------------------------------------------
                                                                    1998                              1997
                                                            ---------------------             ---------------------
    Revenues:

       Product Sales                                                $  1,030,838                      $          -
       Research contracts                                                105,000                           807,068
                                                            ---------------------             ---------------------
       Total Revenues                                               $  1,135,838                      $    807,068

    Expenses:

       Cost of Goods Sold                                                 59,270                                 -
       Research and development                                       13,968,657                        12,419,691
       Selling, general and administrative                            11,207,326                         5,533,113
                                                            ---------------------             ---------------------
       Total Expenses                                                 25,235,253                        17,952,804

    Operating Loss                                                   (24,099,415)                      (17,145,736)

       Interest income                                                   497,100                           441,436
       Interest expense                                                   45,192                           104,866
                                                            ---------------------             ---------------------
    Loss from continuing operations                                  (23,647,507)                      (16,809,166)

    Discontinued Operations: (Note 6)

       Loss from operations                                              (59,837)                         (746,075)
       Gain on sale of chiral assets                                   7,014,830                                 -
                                                            ---------------------             ---------------------
    Net income (loss)                                                (16,692,514)                      (17,555,241)

    Accretion of premium payable on preferred
       stock                                                              24,648                           474,317

    Deemed dividend on preferred shares                                        -                           953,077

                                                            ---------------------             ---------------------
    Net income (loss) applicable to common
       shareholders                                                 $(16,717,162)                     $(18,982,635)
                                                            =====================             =====================

    Per share basic and diluted :
       Loss from continuing operations                              $      (1.47)                     $      (1.44)

       Discontinued operations:
          Loss from operations                                      $      (0.00)                     $      (0.06)
          Gain on sale of chiral assets                             $       0.44                      $          -

    Net income (loss) applicable to common
       shareholders per basic share of common stock                 $      (1.04)                     $      (1.63)
                                                            =====================             =====================

    Weighted average number of shares of
       common stock outstanding                                       16,062,000                        11,647,000
                                                            =====================             =====================

                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Month Period Ended September 30,
                                                            ------------------------------------------------------
                                                                   1998                               1997
                                                            ---------------------             ---------------------
    Revenues:

       Product Sales                                                 $ 1,030,838                      $          -
       Research contracts                                                 25,000                           283,986
                                                           ----------------------            ----------------------
       Total Revenues                                                  1,055,838                           283,986
    Expenses:

       Cost of Goods Sold                                                 59,270                                 -
       Research and development                                        5,238,106                         3,899,085
       Selling, general and administrative                             3,876,150                         2,165,978
                                                           ----------------------            ----------------------
       Total Expenses                                                  9,173,526                         6,065,063

    Operating Loss                                                    (8,117,688)                       (5,781,077)

       Interest income                                                   136,262                            99,034
       Interest expense                                                   39,086                            10,377
                                                           ----------------------            ----------------------
    Loss from continuing operations                                   (8,020,512)                       (5,692,420)

    Discontinued Operations: (Note 6)

       Loss from operations                                                    -                          (406,490)
                                                           ----------------------            ----------------------
    Net income (loss)                                                 (8,020,512)                       (6,098,910)

    Accretion of premium payable on preferred
       stock                                                                   -                           158,675

    Deemed dividend on preferred shares                                        -                           893,510

    Net income (loss) applicable to common
       shareholders                                        ----------------------            ----------------------
                                                                    $ (8,020,512)                     $ (7,151,095)
                                                           ======================            ======================

    Per share basic and diluted :
       Loss from continuing operations                              $      (0.49)                     $      (0.46)

       Discontinued operations:
          Loss from operations                                      $       0.00                      $      (0.03)

    Net income (loss) applicable to common
       shareholders per basic share of common stock                 $      (0.49)                     $      (0.58)
                                                           ======================            ======================

    Weighted average number of shares of
       common stock outstanding                                       16,399,000                        12,362,000
                                                           ======================            ======================

                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                        CONDENSED STATEMENTS OF CASHFLOW
                                   (Unaudited)

                                                                     Nine Month Period Ended September 30,
                                                           --------------------------------------------------------
                                                                    1998                              1997
                                                           ----------------------            ----------------------
Cash flows from operating activities:

Loss from continuing operations                                     $(23,647,507)                     $(16,809,166)

   Depreciation                                                          575,575                           530,815
   Amortization of deferred compensation                                       -                             1,133
   Interest on convertible debentures                                          -                            68,736
   Issuance of stock award                                                     -                            55,625
   Shares issued for employee benefit plans                              463,606                            78,955

Change in current assets & liabilities:

   Increase in Inventory                                                (317,437)                                -
   Increase in accounts payable
      and accrued expenses                                             1,984,036                            65,151
   Decrease in accounts receivable                                       388,063                           290,893
   Decrease in other assets                                              129,648                            58,376
       shareholders                                        ----------------------            ----------------------
Net cash used in continuing operations                               (20,424,016)                      (15,659,482)

Net cash used in discontinued operations                                 (59,837)                         (920,668)
                                                           ----------------------            ----------------------

Net cash used in operating activities                                (20,483,853)                      (16,580,150)
                                                           ----------------------            ----------------------

Cash flows from investing activities:

Capital expenditures                                                    (645,104)                         (990,123)
Proceeds from sales and maturities of marketable
   securities available for sale                                       7,086,154                        41,750,254
Purchases of marketable securities
   available for sale                                                (10,116,494)                      (29,390,956)
Proceeds from sale of chiral assets                                    7,500,000                                 -
                                                           ----------------------            ----------------------
Net cash provided by (used in) investing activities                    3,824,556                        11,369,175
                                                           ----------------------            ----------------------

Cash Flows from financing activities:

Costs related to secondary public offering                               (73,136)                                -
Proceeds from sale of stock                                            2,500,000                                 -
Net proceeds from exercise of common stock
   options and warrants                                                1,673,740                            12,695
Redemption of Series A preferred stock                                         -                          (721,287)
Proceeds from sale of preferred stock, net                                     -                         4,840,748
Capital lease buyout                                                    (329,614)                                -
Capital lease funding                                                    260,195                           631,496
Proceeds from convertible note, net                                    8,312,500                                 -
                                                           ----------------------            ----------------------
Net cash provided by financing activities                             12,343,685                         4,763,652
                                                           ----------------------            ----------------------

Net (decrease) increase in cash and cash
   equivalents                                                        (4,315,612)                         (447,323)

Cash and cash equivalents at beginning of period                      13,583,445                           922,961
                                                           ----------------------            ----------------------
Cash and cash equivalents at end of period                           $ 9,267,833                       $   475,638
                                                           ======================            ======================


                 See accompanying notes to financial statements.

                                  CELGENE CORPORATION
                      CONDENSED STATEMENTS OF CASHFLOW (continued)
                                      (Unaudited)


                                                                     Nine Month Period Ended September 30,
                                                           --------------------------------------------------------
                                                                      1998                           1997
                                                           ----------------------            ----------------------
Non - cash financing activities:

Issuance of common stock upon the conversion
   of Series A convertible preferred stock and
   accretion thereon, net                                             $4,054,103                       $14,329,972
                                                           ======================            ======================

Accretion of premium payable on preferred
   stock and warrants                                                 $   24,648                       $   474,317
                                                           ======================            ======================

Accretion of deemed dividend and warrants on
   Series B preferred stock                                           $        -                       $   953,077
                                                           ======================            ======================

                 See accompanying notes to financial statements.

                               CELGENE CORPORATION
                Notes to Unaudited Condensed Financial Statements
                               September 30, 1998


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

     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results may not be indicative of the results that may be expected for the year. During the quarter ended September 30,1998, the Company commenced shipments of its first FDA approved product. The Company recognizes revenue upon product shipment.

     The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10K.

2.   Series A Convertible Preferred Stock

     The Series A Convertible Preferred Stock ("Preferred Stock"), plus accretion at a rate of 4.9% per year, was convertible into common stock of the Company at the option of the holders thereof at a conversion price per share of Common Stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the Common Stock for the seven trading days immediately prior to the date of conversion.

     As of February 23, 1998, all 503 shares of the Series A Preferred Stock, with their respective accretion, had been converted or redeemed into 3,342,202 shares of Common Stock. Through February 23, 1998 the Company had accrued $1,420,770 representing accretion of the premium on the Preferred Stock.

3.   Warrants to Acquire Common Stock

     Under the terms of a private placement of Series B Preferred Stock with Chancellor LGT Asset Management, Inc. ("Chancellor") entered into on June 9, 1997, the Company is obligated to issue warrants to Chancellor to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price ($6.50 at September 30, 1998) in effect on the issuance date (230,769 warrants as of September 30, 1998) plus (ii) 37.5% of the conversion shares issuable on such issuance date upon conversion of all shares of Series B Preferred Stock issued through the issuance date (288,461 warrants as of September 30, 1998). All such warrants will have a term of four years from the issuance date and an exercise price equal to 115% of the Conversion Price in effect on the issuance date. As of December 31, 1997 all shares of Series B Preferred Stock had been converted to shares of Common Stock.

4.   Convertible Note

     On September 16, 1998, the Company issued to an institutional investor an $8,750,000 convertible note due September 16, 2003. The proceeds were net of a 5% fee or $437,500, the cost of which will be amortized over a three year period. The note bears interest at 9.25% which is payable semi-annually on March 16 and September 16 each year. The Company may, at its election, pay all or a portion of the interest on this security in shares of Common Stock. The note is convertible into 795,463 shares of Common Stock at a price equal to $11 per share, which was 125% of the fair market value of the Company's Common Stock at the date of issuance. The Company can, at its election, redeem the Security in three years, (two years under certain conditions) at 103% of the principal amount.

5.   Marketable Securities Available for Sale

     Marketable securities available for sale at September 30,1998 include debt securities with maturities ranging from November,1998 to March, 1999. A summary of marketable securities at September 30, 1998 is as follows:

                                                                  Gross                 Gross               Estimated
                                                                Unrealized            Unrealized                Fair
                                             Cost                  Gain                  Loss                  Value
                                       ------------------    ------------------    ------------------    -------------------
    Commercial Paper                          $  976,973        $        -            $       -                 $  976,973
    Government Bonds & Notes                   1,048,007                 -                    -                  1,048,007
    Corporate Bonds                            1,005,360                 -                    -                  1,005,360
                                       ------------------    ------------------    ------------------    -------------------
    Total                                     $3,030,340        $        -            $       -                 $3,030,340
                                       ==================    ==================    ==================    ===================


6.   Discontinued Operations

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


7.   New Accounting Pronouncement

     Effective January 1, 1998, the Company adopted Statement of Financial Standards (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income, which consists of all changes in equity from non-shareholder sources. Prior year financial statements conform to the requirements of SFAS No. 130.

     Comprehensive income includes net income and other comprehensive income which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale, which prior to adoption were reported separately in shareholders' equity.


                                                                       Three Months ended
                                                ------------------------------------------------------------------
                                                            September 30, 1998                 September 30, 1997
                                                -------------------------------     ------------------------------

   Net Loss                                                       $(8,020,512)                       $(7,151,095)
   Other Comprehensive Loss                                              -                                  (182)
                                                                  ------------                       ------------
   Total Comprehensive Loss                                       $(8,020,512)                       $(7,151,277)
                                                                  ============                       ============


                                                                        Nine Months ended
                                                -------------------------------------------------------------------
                                                           September 30, 1998                    September 30, 1997
                                                ------------------------------     --------------------------------

   Net Loss                                                      $(16,717,162)                      $(18,982,635)
   Other Comprehensive Loss                                             -                                 (5,586)
                                                                  ------------                       ------------
   Total Comprehensive Loss                                      $(16,717,162)                      $(18,988,221)
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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Nine month period ended September 30, 1998 vs.
Nine month period ended September 30,1997

         Total Revenues. The Company's total revenues for the nine months ended September 30, 1998 increased significantly to approximately $1.1 million from approximately $807,000 in the same period of 1997. Revenue for the current year consisted primarily of product sales of THALOMID (thalidomide), the Company's first FDA approved pharmaceutical product which was launched in late September. The revenue for 1997 consisted entirely of research contracts.

         Cost of Goods Sold. Cost of Goods sold for the nine months ended September 30, 1998 was approximately $59,000 related to the initial sales of Thalomid. The Cost of Goods was significantly lower than would normally be anticipated as most of the inventory production cost was expensed prior to the FDA approval of Thalomid.

         Research and development expenses. Research and development expenses increased 12%, to $14.0 million in 1998 from $12.4 million in the same period in 1997. The increase was due primarily to increased spending for university programs, approximately $731,000, primarily The University of Glasgow and Rockefeller University, and increased clinical trial costs, approximately $848,000, primarily due to increased clinical trial activity for Thalomid and d-methylphenidate

         Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 1998 increased by 103% to approximately $11.2 million from $5.5 million in the same period of 1997. The increase was due primarily to the formation of a sales force and related expenses, approximately $4.3 million, and a medical affairs and drug safety department, approximately $0.7 million, both in anticipation of the commercial launch of Thalomid which was approved by the FDA on July 16, 1998, and an increase of $0.4 in the finance and MIS departments related to the installation of a client-server network, a new accounting system and other system upgrades both in preparation for the transition of the Company to a commercial operation and to resolve "Y2K" issues.

         Interest income and expense. Interest income for the first nine months of 1998 increased 13% to approximately $497,000 from $441,000 in the same period of 1997. The increase was due to higher average cash balances in 1998. Interest expense decreased to approximately $45,000 from $105,000 in 1997. The decrease was due to the conversion to equity by mid 1997 of all of the 8% Convertible Debentures.

         Net loss from continuing operations. The net loss from continuing operations for the period ended September, 1998 increased by 41% to $23.6 million from $16.8 million in the same period of 1997. The increase was due primarily to the increased spending on the sales and marketing organization and the medical affairs and drug safety department as well as increased clinical trial activity, all as described above.

         Discontinued operations. The net loss from discontinued operations decreased significantly in the first nine months of 1998 to approximately $60,000 from $746,075 in the same period of 1997. The decrease was due to the sale of the Chiral Intermediates business on January 9, 1998. The $60,000 loss in 1998 represents expenses for the nine day period preceding the sale. The loss in 1997 represents revenues of approximately $1.0 million offset by expenses of $1.8 for the discontinued operations.

Three month period ended September 30, 1998 vs.
Three month period ended September 30, 1997

         Total Revenues. Revenues for the three month period ended September 30, 1998 were $1.1 million compared with $284,000 in the same period in 1997. Revenues in 1998 were primarily from sales of Thalomid, the Company's first FDA approved commercial product. Revenues during the same period in 1997 were entirely from research contracts, primarily with one customer.

         Cost of Goods Sold. Cost of Goods Sold for the quarter was approximately $59,000 related to the initial sales of Thalomid. The Cost of Goods was significantly lower than would ordinarily be expected as most of the production cost of the inventory was expensed prior to FDA approval.

         Research and development expenses. Research and development expenses for the third quarter 1998 increased 34% to $5.2 million from $3.9 million in the same period in 1997. The increase in spending was due to an increase in expenses associated with preclinical toxicology studies, approximately $366,000, clinical trials, approximately $743,000, and expenses associated with external process development, approximately $186,000, related primarily to increased clinical trial activity for Thalomid and d-methylphenidate, preclinical toxicology studies for SelCIDs and IMids and development of formulation and dosage manufacturing procedures for d-methylphenidate.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 79% to approximately $3.9 million in the third quarter 1998 versus $2.2 million during the same period in 1997. The increase was primarily in sales and marketing, $1.2 million, as a full sales staff was added and marketing activities were increased, and the medical affairs and drug safety department was expanded, $185,000, both in preparation for the approval and commercial launch of Thalomid. All other expenses increased approximately $300,000 in the aggregate.

         Interest income and expense. Interest income increased 37% in the third quarter 1998 versus the same period in 1997, to approximately $136,000 from $99,000, due to higher average cash balances. Interest expense increased to approximately $39,000 from $10,000 due primarily to interest related to the $8.75 million 9.25% Convertible Note issued in September.

         Net loss from continuing operations. The net loss from continuing operations for the third quarter 1998 increased 41% over the same period in 1997 to approximately $8.0 million from $5.7 million. The increased loss was due primarily to the increase in research spending and sales and marketing and medical affairs and drug safety expenses, all as described above.

         Discontinued Operations. There was no discontinued operation activity in the third quarter of 1998 as the chiral intermediate business was sold on January 9, 1998. Discontinued operations in the third quarter 1997 of approximately $406,000 consisted of revenues of $137,000 offset by expenses $544,000.

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

         The Company's net working capital at September 30, 1998 was $9.4 million versus $13.4 at December 31, 1997. The decrease was due to an increase in costs. Net working capital consisted principally of cash, cash equivalents, marketable securities, and accounts receivable.

         The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations, the Company may need to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. To this end, the Company is in active discussions with potential corporate partners as well as discussing funding options with financial institutions and various financial advisors in the event that additional resources are required.

         In June Celgene signed a license and distribution agreement with Biovail Laboratories granting exclusive distribution rights in Canada to Biovail for d-methylphenidate. In early July, Biovail purchased $2.5 million of Celgene's common stock at a 25% premium to the market price.

         In September 1998, the Company issued a $8,750,000 convertible note to an institutional investor. The note has a five year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the note holder to convert the debt into common shares after one year at $11 per share, a 25% premium to the market price at closing.

         The Company entered into research agreements with two major multinational agrochemical companies. In these agreements, the Company's subsidiary, Celgro, would apply its proprietary biocatalytic technology to develop cost effective manufacturing processes to produce certain chirally pure compounds. The agreements call for certain up-front payments, milestone payments, funding of research and development expenses and royalties on commercialization of the products.

Year 2000 Computer Systems Compliance

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 ("Y2K") to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company's Chief Information Officer, in conjunction with outside consultants is in the process of assessing the Company's systems with regard to "Y2K" compliance and to recommend and implement year 2000 compliant systems.

         Since the Company was transitioning from a research and development company to a commercial operation, pending FDA approval of the Company's lead product Thalomid, the Company had already begun an assessment of Information Technology needs to support the evolving structure. During the first nine months of 1998, the Company replaced all personal computers, with the exception of several computers connected to laboratory analytic equipment, with Year 2000 compliant machines. All applications other than those used in the laboratory equipment, are Year 2000 Compliant. The Company is confident that by year end 1998, all critical systems and software will have been addressed and an assessment as to the date critical nature of the laboratory computers will be complete with a plan to replace those machines if necessary by early 1999. The Company has spent less than $1.0 million on the systems upgrades to date. Additional expenditures are expected to be less than $500,000. The Company uses outside vendors to produce, encapsulate, package, process orders, invoice and maintain accounts receivable records for Thalomid. The Company is in the process of receiving certifications from such vendors that the systems utilized are or will be "Y2K" compliant before the end of 1999. Based on current plans and efforts to date, the Company expects that there will be no material adverse effect on operations. There can be no assurance, however, that all problems will be foreseen and corrected, that Year 2000 problems at the Company's vendors, customers, and at governmental agencies will not adversely affect the Company, or that no material disruption of the Company's business will occur as a result of Year 2000 problems. Accordingly, the Company is developing contingency plans to address the possible occurrence of Year 2000 problems. Such plans are expected to be in place well before the end of 1999.

The statements contained in the foregoing Year 2000 readiness disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.

Cautionary Statements for Forward-Looking Information

         The Management's Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under the Company's control which may cause actual results, performance and achievements of the Company to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include results of current or pending clinical trials, actions by the FDA and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         The Company currently does not use derivative financial instruments. The warrants associated with the issuance of the Company's Series B Preferred Stock currently have a conversion price of $7.48 which is based on 115% of a defined conversion price which is currently $6.50. The conversion price can be reset if the stock price were to fall below $6.50. Once the warrants are issued, the conversion price can no loner be reset.

PART  II  -  OTHER INFORMATION

Item 1.   -    None

Item 2.   -    None

Item 3.   -    None

Item 4    -    None

Item 5    -    None

Item 6.   Exhibits

A.        27   Financial Data Schedule - Article 5 for third quarter
               Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION



  DATE          November 13, 1998        BY   /S/John W. Jackson
                ----------------------        -------------------------------
                                               John W. Jackson
                                               Chairman of the Board
                                               Chief Executive Officer



  DATE          November 13, 1998        BY   /s/James R. Swenson
                ----------------------        -------------------------------
                                                 James R. Swenson
                                                 Controller
                                                (Chief Accounting Officer)