Form 10-K
period 1998-12-31
CELGENE CORP /DE/
filed 1999-03-31
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For the fiscal year ended December 31, 1998

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ___________ to ___________

Commission File No. 0-16132

                               CELGENE CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             22-2711928
---------------------------------------         -------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)

7 Powder Horn Drive
Warren, New Jersey                                                   07059
---------------------------------------                        ---------------
(Address of principal executive offices)                          (Zip Code)

                                 (732) 271-1001
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 1999: $146,007,577

Number of shares of Common Stock outstanding as of March 1, 1999:  16,753,028

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                               Page
--------                                                               ----

Part I

 1.         Business                                                      1
 2.         Properties                                                   25
 3.         Legal Proceedings                                            25
 4.         Submission of Matters to a Vote of
               Security Holders                                          25
Part II

 5.         Market for registrant's Common Equity
               and Related Stockholder Matters                           26
 6.         Selected Financial Data                                      27
 7.         Management's Discussion and Analysis
               of Financial Condition and results of Operations          28
 7A.        Quantitative and Qualitative disclosures about
               Market Risk                                               32
 8.         Financial Statements and Supplementary Data                  32
 9.         Changes in and disagreements with Accountants
               on Accounting and Financial Disclosure                    33

Part III

10.         Directors and Executive Officers of the
               Registrant                                                33
11.         Executive Compensation                                       35
12.         Security Ownership of Certain Beneficial
               Owners and Management                                     39
13.         Certain Relationships and Related
               Transactions                                              40
               Signatures                                                41
Part IV

14.         Exhibits, Financial Statements, and
               Reports on Form 8-K                                      F-1

PART I

ITEM 1.  BUSINESS

Celgene Corporation ("Celgene" or the "Company") is a specialty pharmaceutical company engaged in the development and commercialization of human pharmaceuticals, largely focused on the immunology/oncology market and agrochemicals. The initial therapeutic focus of the immunology/oncology program is the development of small molecule pharmaceuticals that (1) have the potential to selectively regulate Tumor Necrosis Factor alpha ("TNF-(alpha)"), a protein whose overproduction has been linked to many chronic inflammatory and immunological diseases and (2) the development of anti-angiogenic pharmaceuticals having the ability to inhibit the growth of new blood vessels as for example, in a growing tumor, and hence potentially be of value as anti-cancer agents. The Company's lead pharmaceutical is THALOMID(TM), its formulation of thalidomide, a potent anti-angiogenic agent and a down regulator of TNF-(alpha) production. On July 16, 1998, the Company received approval from the U.S. Food and Drug Administration ("FDA") to market THALOMID for the treatment of erythema nodosum leprosum ("ENL"), an inflammatory complication of leprosy. Additionally the Company has implemented clinical programs with the objective of submitting additional New Drug Applications ("NDA") to market THALOMID in the treatment of certain cancers and in the treatment of cachexia (wasting) in patients with Acquired Immune Deficiency Syndrome ("AIDS").

Working with the FDA, Celgene has developed a comprehensive education program and distribution system the "System for Thalidomide Education and Prescribing Safety", or the S.T.E.P.S.(TM) program designed to support the safe and appropriate use of thalidomide due to the drug's history of teratogenicity (capacity to cause birth defects). This program has been made part of THALOMID's label. Celgene is also developing novel and proprietary thalidomide analogues, called IMiDs(TM) (Immunomodulatory Drugs) as well as a class of proprietary immunotherapeutic pharmaceutical compounds called SelCIDs(TM) ("Selective Cytokine Inhibitory Drugs"). These two classes of compounds are orally administered small molecules that suppress excess TNF-(alpha) production as well as having anti-angiogenic properties and are intended to treat chronic inflammatory diseases, cancer and other disorders.

As part of its pharmaceutical program, Celgene is also developing chirally pure versions of commercialized pharmaceuticals with an objective of developing products having greater efficacy and fewer side effects than the existing racemic versions. The Company's lead compound in this area is a chirally pure version of dl-methylphenidate (currently marketed under the trade name Ritalin(R)) for the treatment of Attention Deficit Hyperactivity Disorder
(ADHD). The Company initiated its Phase III pivotal trial program in the fourth quarter of 1998. The Company previously completed a Phase I/II trial and announced that its chirally pure version demonstrated statistically significant efficacy versus placebo and preliminary indications of longer duration of action relative to the racemic version.

The Company is also employing its biocatalytic chiral chemistry technology to develop chirally pure agrochemicals with superior attributes and/or lower manufacturing costs than the conventional, racemic equivalent.

Celgene is developing compounds with the objective of producing an array of novel, highly potent, selective, safe, orally administered drugs that have the potential to regulate the overproduction of TNF-(alpha), as well as inhibiting angiogenesis. Overproduction of TNF-(alpha) has been implicated in symptoms associated with certain chronic inflammatory diseases. Chronic inflammatory and immunological diseases collectively afflict millions of patients, and for the most part are inadequately treated with existing therapies. The Company is developing two new classes of compounds, IMiDs and SelCIDs, which have been demonstrated in in vitro tests using human cells to be significantly more active than thalidomide in suppressing TNF-(alpha) production and, in preclinical tests, have not demonstrated teratogenicity. The initial therapeutic indications targeted for the IMiDs and the SelCIDs include inflammatory bowel disease, rheumatoid arthritis and oncological applications. The Company's first SelCID was found to be well tolerated in two Phase I clinical trials in the United Kingdom, and is entering a pilot study to assess its potential in Crohn's disease in the United States. The United States Patent and Trademark Office ("U.S. PTO") has issued composition of matter patents to the Company relating to certain of its novel IMiDs and SelCIDs.

Celgene's core chiral technology is based on biocatalysis, which involves the identification and manipulation of enzymes to perform specialized chemical reactions, such as the production of chirally pure compounds. Chirality refers to the property of many chemical compounds to exist in two or more different conformations that are mirror images of each other. While one conformation may have beneficial effects, the other may be inactive or produce undesirable effects. Chirally pure compounds contain only one of these conformations, and thus may have attributes superior to those of the racemic mixture.

The Company is employing its biocatalytic chiral chemistry technology to develop chirally pure versions of existing pharmaceutical products that may demonstrate greater efficacy and/or fewer side effects. The Company filed Investigational New Drug applications ("INDs") in the United States and Canada for a chirally pure version of dl-methylphenidate, which has been used for decades in formulations such as Ritalin(R), for the treatment of Attention Deficit Hyperactivity Disorder ("ADHD") in children. The Company completed its Phase I/II clinical trial of the drug and announced that its chirally pure version demonstrated statistically significant efficacy versus placebo and preliminary indications of longer duration of action relative to the racemic version and has initiated pivotal Phase III trials. The Company is also developing a chirally pure formulation of mexiletine for the treatment of neuropathic pain, a chronic pain state frequently associated with trauma, spinal cord injury, and complications of diabetes. Celgene recently reported that its chirally pure formulation of mexiletine substantially reduced severe neuropathic pain in established animal models.

Celgene, through its Celgro(TM) subsidiary, is also applying its chiral technology to the production of chirally pure agrochemicals, in which the Company's biocatalytic process can add significant value by substantially lowering manufacturing costs and reducing environmental impact. In 1998, Celgro entered into agreements with two leading agrochemical companies to develop cost-effective processes for the production of chirally pure versions of certain products currently produced by those firms. Each agreement provides that the customer will fund a research and development program by Celgene relating to the customer's product, make milestone payments to Celgene if certain benchmarks are achieved and pay Celgene a royalty if the program leads to commercial sales.

Celgene has established a sales and marketing organization to commercialize THALOMID and employs approximately 32 persons in this capacity. The Company intends to develop and market its own pharmaceuticals for indications with smaller patient populations. The Company anticipates partnering with larger pharmaceutical companies with respect to drugs for indications with larger patient populations. The Company also may partner with companies for the development and commercialization of the Company's chirally pure pharmaceuticals and agrochemical products. Celgene expects that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements.

PRODUCTS UNDER DEVELOPMENT

Celgene's portfolio of product candidates currently under development and certain key clinical trials is set forth in the following table and further described below:

-------------------------------------------------------------------------------
Product                    Indication/ Intended Use  Status(1)
-------------------------------------------------------------------------------
THALOMID TM                Erythema Nodosum          Approved and marketed
                           Leprosum (ENL)            10/98
-------------------------------------------------------------------------------
                           Recurrent Aphthous        Phase III study ongoing
                           Ulcers in HIV+ patients
                           ----------------------------------------------------
                           AIDS-Cachexia             Phase II/III trial
                                                     completed
                                                     Special trials ongoing
                           ----------------------------------------------------
                           Multiple Myeloma          Phase III trial protocol
                                                     in preparation
                           ----------------------------------------------------
                           Lung Cancer               NCI/Celgene pilot trial
                                                     being initiated
                           ----------------------------------------------------
                           Head and Neck Cancer      NCI/Celgene pilot trial
                                                     being initiated
                           ----------------------------------------------------
                           Glioblastoma              NCI/Celgene trial Phase
                                                     II ongoing
                           ----------------------------------------------------
                           Crohn's Disease           Pilot trial data under
                                                     review
                                                     Phase III protocol in
                                                     preparation
-------------------------------------------------------------------------------
SelCID CDC801              Crohn's Disease           Phase II being initiated
                                                     Phase I studies completed
-------------------------------------------------------------------------------
SelCIDs TM (Selective      Inflammatory              Non-clinical tox
Cytokine Inhibitory Drugs) disease/oncology
-------------------------------------------------------------------------------
d-MPH (Chirally pure       Attention Deficit         Phase II trial completed
version of                 Hyperactivity Disorder    Phase III trial ongoing
dl-methylphenidate)(2)     (ADHD)
-------------------------------------------------------------------------------
IMiDs(TM)                  Inflammatory              Non-clinical toxicology
(Immunomodulatory Drugs)   disease/oncology          for lead compound being
                                                     completed Phase I second
                                                     half of 1999
-------------------------------------------------------------------------------

(1) See "Government Regulation" for a description of the meaning of terms used to describe the status of the Company's product development activities.
(2)  One commercial formulation of dl-methylphenidate is Ritalin(R).


IMMUNOLOGY/ONCOLOGY

 General
Celgene is developing THALOMID (thalidomide) and two new classes (IMiDs and SelCIDs) of orally available small molecule compounds with the objective of producing an array of novel, highly potent, selective, safe, orally administered drugs that have the potential to regulate the overproduction of TNF-(alpha) and are anti-angiogenic.

TNF-(alpha), produced primarily by certain white blood cells, is one of a number of proteins called cytokines, which act as chemical messengers throughout the body to regulate many aspects of the immune system. TNF-(alpha) is essential to the mounting of an inflammatory response, which is the normal immune system reaction to infection or injury, and rids the body of foreign agents and promotes tissue repair. However, chronic or excessive production of TNF-(alpha) has been implicated in the pathophysiology of a number of acute and chronic inflammatory diseases. These disease states which are inadequately treated with existing therapies, include diabetes (non-insulin dependent), Alzheimer's Disease, inflammatory bowel disease, rheumatoid arthritis, cancer cachexia, Parkinson's Disease, multiple sclerosis, and lupus.

Traditional therapies for these disease states include anti-inflammatory drugs and immunosuppressive agents. These therapies, however, often fail to achieve significant clinical benefits and can cause serious side effects such as severe drops in certain blood counts, liver toxicity, osteoporosis, teratogenicity, and various endocrine abnormalities. Newer therapies, which include monoclonal antibodies and receptor-based therapies, also have not adequately addressed these diseases. It is widely believed that selective down regulation of TNF-(alpha) represents a promising new strategy for treating chronic inflammatory diseases. In pursuit of this strategy, two broad classes of compounds have been investigated: proteins and small synthetic molecules.

Investigational anti-TNF-(alpha) proteins, including anti-TNF-(alpha) antibodies and TNF-(alpha) receptors, have demonstrated efficacy in the treatment such chronic inflammatory diseases as rheumatoid arthritis, and Crohns' disease (a severe manifestation of inflammatory bowel disease). While initial doses of these anti-TNF-(alpha) proteins have been well tolerated and reduced disease activity has been observed in clinical studies, they do exhibit certain shortcomings linked to their nature as proteins. First, they are relatively larger molecules that must be injected. Second, the period of efficacy of a given dosage of a protein-based drug often declines with repeated administration, rendering protein-based drugs more suitable for treatment of acute pathological conditions rather than chronic disease states. This limitation is due in part to increasing production by the patient's immune system of antibodies that neutralize administered proteins. Varying degrees of this immunogenic response have been observed in clinical trials of anti-TNF-(alpha) antibodies.

There are a number of large protein based therapeutic products under development by other companies for TNF-(alpha) modulation. At least one such product has received approval from the FDA for the treatment of Crohn's disease. Antibody or receptor-based products are also under development for diseases such as rheumatoid arthritis, and asthma. However, small molecule drugs, if developed, may prove to be preferable in the treatment of chronic inflammatory diseases, due to factors such as oral dosing (versus injection), avoidance of undesirable immune response leading to side effects and reduced efficacy, and lower cost of therapy. The Company believes its small molecule immunotherapeutic compounds have the potential to selectively modulate TNF-(alpha) while affording these benefits.

In addition, research has indicated that Celgene's small molecule THALOMID is anti-angiogenic. Angiogenesis is the fundamental biological process by which new blood vessels are formed. Cancer cells which require oxygen and nutrients, initiate a biochemical mechanism that stimulates angiogenesis, which in turn provides the cancerous cells with the blood supply that they need. Inhibition of such angiogenesis could adversely effect the graft of a tumor and hence be a potential anti-cancer therapy. Such therapy could be also used in conjunction with radiation or more traditional chemotherapeutic agents. Currently a number of anti-angiogenic agents are being developed by a number of companies, however the Company believes that THALOMID is the only approved anti-angiogenic agent on the market. Preliminary research suggests that Celgene's small molecule immunotherapeutic compounds - some of which are based on thalidomide's activity - also appear to have the potential to inhibit such angiogenesis.

Thalidomide

The Company is currently developing THALOMID, its formulation of thalidomide, a potent inhibitor of TNF-(alpha) and angiogenesis , for the treatment of a variety of serious disease states for which there are currently no adequate therapies. The Company's work with thalidomide was originally based on a scientific collaboration with The Rockefeller University's Laboratory of Cellular Physiology and Immunology ("Rockefeller"). In the early 1990s, researchers at Rockefeller discovered that thalidomide is a selective modulator of TNF-(alpha) , and therefore could be of potential benefit in many serious immune related disease states, including cachexia and other AIDS-related conditions. The Company believes that, in serious and debilitating disease states, the risk of thalidomide's teratogenicity and other potential side effects is outweighed by the gravity of the disease and the drug's potential clinical benefits. Rockefeller has granted Celgene certain exclusive rights and licenses to manufacture, use and sell thalidomide for treating the toxicity associated with high concentrations of TNF-(alpha) in septic shock, cachexia and HIV related disease states. Researchers at the Children's Hospital (affiliated with Harvard University) discovered that thalidomide has anti-angiogenic action, (and hence of potential use as an anti-cancer agent) and filed patents on this. The patents (some of which have not issued in the U.S.) are exclusively licensed to EntreMed, (a development stage biotechnology company). Celgene was granted an exclusive sublicense of all of EntreMed's thalidomide patents in December 1998.

Thalidomide was developed initially as a sedative, and was also widely prescribed by doctors in Europe in the late 1950s and early 1960s to pregnant women for relief of morning sickness. After severe birth defects were later observed with use of the drug, it was virtually removed from the world market. Thalidomide was later discovered to have therapeutic effects in the treatment of ENL in leprosy, a disease that is rare in the United States but common in many parts of the developing world. Although the FDA had never approved the marketing of thalidomide, the U.S. Public Health Service has been dispensing the drug for the treatment of ENL for the past 25 years.


S.T.E.P.S.(TM)  Program

Working with the FDA and other governmental agencies as well as certain advocacy groups, the Company has designed and implemented a program, known as the System for Thalidomide Education and Prescribing Safety ("STEPS") whose objective is the safe and effective dispensing of THALOMID. This program includes comprehensive physician, pharmacist, and patient education. Female patients are required periodically to take pregnancy tests and to use contraception. All patients are also subject to requirements concerning informed consent and participation in a confidential outcomes registry managed on Celgene's behalf by an academic epidemiology research group. Physicians under the program are also required to comply with the educational, contraception counseling, informed consent, and pregnancy testing elements of the program. Dispensing pharmacists are required to confirm that the physician is a registered participant in the program, and that the patient has signed an informed consent. Automatic refills are not permitted under the program, and prescriptions may not exceed four weeks dosing. A new prescription is required every month.

Target Disease States for Thalidomide
Key indications for which the Company is currently testing or about to commence testing THALOMID are set forth below. There can be no assurance that the Company will eventually commercialize or pursue regulatory approval for THALOMID for any of these indications.

                                  THALOMID(TM)
-----------------------------------------------------------------------------
                Indication                               Status
-----------------------------------------------------------------------------
Erythema nodosum leprosum in leprosy (ENL)  Approved and marketed
                                            October 1998
-----------------------------------------------------------------------------
Multiple Myeloma                            |X|   Phase II data in review
                                            |X|   Phase III trial in
                                                   preparation
-----------------------------------------------------------------------------
Glioblastoma                                Phase II
                                            |X|   NCI/Celgene trial ongoing
-----------------------------------------------------------------------------
Crohn's Disease                             |X|   Phase II data under review
                                            |X|   Phase III Protocol in
                                                  preparation
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Non-Small Cell Lung Cancer                  |X|   Pilot study with NCI
                                                  being initiated
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Head and Neck Cancer                        |X|   Pilot study with NCI
                                                  being initiated
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
AIDS-related Cachexia                       Phase II/III trial completed.
                                            Special studies ongoing
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
AIDS-related Recurrent aphthous             Phase III trial ongoing
stomatitis (RAS)
-----------------------------------------------------------------------------

Thalidomide's immunological and anti-angiogenic properties are being investigated as the basis for treatment of a variety of oncological diseases. A number of trials are ongoing, some in cooperation with the National Cancer Institute to evaluate the potential of the drug in cancer. Key investigations include multiple myeloma and glioblastoma.

ONCOLOGY
Cancer tissue is highly vascularized. This observation has led to the realization that blood vessels are essential for tumor growth, invasion, and metastasis. Specifically, developing solid primary tumors are believed to remain clinically insignificant, unless they can arrange to obtain nourishment from their host. Biochemically, an invasive tumor acts by altering a complex system of factors affecting vascular endothelial cells, causing the formation of new vascular networks to spring from existing ones.

Almost three decades ago it was proposed that this tumor neovascularization or angiogenesis could be a target of cancer therapy. Anti-angiogenic compounds were believed to be able to work by reducing or halting remaining tumor growth and could also be used in conjunction with more traditional chemotherapeutic agents. Thalidomide was discovered to be anti-angiogenic at The Children's Hospital in Boston. Celgene is currently working with the National Cancer Institute on a number of clinical investigators to assess the potential of the drug in the treatment of various cancers.

Key areas of THALOMID clinical research are delineated below.

Multiple Myeloma

Multiple Myeloma is a malignant proliferation of plasma cells and plasmacytoid cells. It is the second most common hematological malignancy and is invariably fatal. Myeloma accounts for about 13% of hematological malignancies. The prevalence of the disease is approximately 40,000 people in the United States and the incidence approximately 4 per 100,000: approximately 14,400 new cases are reported annually with approximately 11,000 deaths associated with the disease every year.

THALOMID is being investigated at the University of Arkansas where an initial report (in December at the American Society of Hematology) focused on a group of patients with advanced disease and histories of extensive prior chemotherapeutic interventions, radiation treatments and multiple bone marrow transplants who received THALOMID, 33% of patients responded and saw substantial decreases (50-100%) in serum M protein levels, an important marker of the progression of the disease. These encouraging results have been extended to a larger patient population where similar results are being observed.

Celgene's plan is to present the data from the University of Arkansas study to the FDA and develop a regulatory/clinical program towards indication approval of THALOMID for multiple myeloma.

Glioblastoma Multiforme

Glioblastomas are the most common brain tumors and account for 50% of all gliomas. These tumors arise after age 50 in most patients. Radiation therapy and chemotherapy are standard therapeutic regimens.

Studies at the New York University School of Medicine and at the Dana Farber Institute have demonstrated the potential for further investigating thalidomide as a treatment for glioblastoma. Additionally a trial has been initiated in collaboration with the National Cancer Institute and the Radiation Therapy Oncology Group a national cooperative research organization to investigate the effect of THALOMID and radiation as co-therapy for the treatment of glioblastoma.

Other Oncology Indications

THALOMID is currently being investigated for a wide array of cancers including prostate, breast, colorectal, lung, head and neck, melanoma and leukemia. If successful, these studies should establish proof of principle and facilitate design of pivotal studies. The NCI is supporting a number of these trials, while others are being run by key investigators who are experts in their field.

IMMUNE MODULATION

Thalidomide has been shown to impact immune function markers both in vitro and in vivo. Examples of such biological activities include the inhibition of the inflammatory cytokine TNF(alpha), stimulation of the anti-inflammatory cytokine IL-10, and activation of T-cell function. These types of activities could prove to have therapeutic benefit in a variety of inflammatory, infectious and autoimmune diseases. The two key areas of investigation at present involve inflammatory bowel disease and serious complications associated with HIV/AIDs.

Erythema Nodosum Leprosum. ENL, a complication of leprosy, is a chronic bacterial disease. Leprosy afflicts millions worldwide, although the disease is relatively rare in the United States. Celgene does not plan to market THALOMID outside the United States and Canada in the near term. ENL occurs in about 30% of leprosy patients, and is characterized by cutaneous lesions, acute inflammation, fever, and anorexia. On July 16, 1998, the Company received approval from the FDA with respect to the Company's NDA for THALOMID in the treatment of ENL.

Inflammatory Bowel Disease
Inflammatory bowel disease is characterized by serious chronic inflammation of the wall or any part of the gastrointestinal tract and results in pain, bloating and diarrhea. In addition, the chronic inflammation may result in abscesses and fistula formation. The most serious form of inflammatory bowel disease is known as Crohn's Disease and afflicts approximately 125,000 patients in the US.

A phase II pilot study using THALOMID in patients with severe Crohn's disease is being concluded at the Cedar Sinai Medical Center. Preliminary data suggests that thalidomide can not only provide clinical benefit, but potentially can also be steroid sparing. This combination of effects could mean improvement over current therapeutic options. A similar phase II pilot study has recently been initiated using THALOMID for chronically active ulcerative colitis at Cedar Sinai Medical Center. As many as 500,000 people suffer from ulcerative colitis in the US.

HIV/AIDS

Cachexia. Cachexia is clinically defined as the involuntary loss of more than 10% of baseline body weight in the previous six months. Cachexia can markedly diminish a patient's quality of life, may contribute directly to disease progression, development of opportunistic infections and even death. The Company announced in April 1997 that data from its Phase II/III trial of THALOMID in HIV-associated weight loss showed "a statistically significant positive result" in reaching the trial's primary endpoint, i.e. increase in body weight after eight weeks of therapy. The double-blind placebo-controlled trial evaluated 102 AIDS patients who had lost an average of more than 10 percent of their body weight.

Recurrent Aphthous Stomatitis. RAS is characterized by lesions of the oral cavity, esophagus, and gastrointestinal tract and may interfere with normal eating. The Company believes RAS afflicts an estimated 5,000 AIDS patients in the U.S. Positive results have been reported in a study conducted by the AIDS Clinical Trials Group of the National Institutes of Health using a formulation of thalidomide manufactured by a third party. In mid-1997, the Company began a pivotal clinical trial involving 84 patients for the evaluation of thalidomide in the treatment of RAS, using the same principal investigator as the AIDS Clinical Trials Group study.

IMiDs

Celgene has designed and synthesized a number of novel structural analogues of thalidomide called IMiDs (immunomodulatory drugs) which have been demonstrated in in vitro tests to be substantially more potent than thalidomide. Certain analogues have demonstrated equivalent ability to inhibit TNF-(alpha) overproduction but in a dose as low as 1/10,000 of the dose of thalidomide. There can be no assurance, however, that the same effect can be duplicated in in vivo tests. Research on these compounds is now focused on evaluating the toxicological profile of the lead candidates and on increasing the immunological and anti-angiogenic activity and the potential elimination of thalidomide's side effects including teratogenicity. The Company anticipates filing an IND application for its lead analogue in 1999. The US patent and Trademark Office has issued composition of matter patents to the Company relating to certain of its IMiDs.

SelCIDs

The Company has designed, synthesized and tested a large number of SelCIDs ("Selective Cytokine Inhibitory Drugs"). These compounds have demonstrated the ability to be highly specific inhibitors of TNF-(alpha) overproduction in in vitro bioassays of human cells. In 1997, the Company announced that its SelCIDs appear to have a specific inhibitory effect on the phosphodiesterase type 4 enzyme (PDE-4), which is linked to the overproduction of TNF-(alpha). Studies have determined that many of the SelCIDs decrease synthesis of TNF-(alpha) through selective inhibition of PDE-4. The Company believes that control of TNF-(alpha) at its source, versus simple removal of circulating levels of the cytokine, may facilitate more effective therapy without immune suppression. There can be no assurance, however, that the same effect can be duplicated in in vivo tests.

The Company's first SelCID was found to be well tolerated in a small human safety trial in the United Kingdom in 1997. An expanded safety trial in the UK confirmed this in 1998. The Company filed an IND for the treatment of Crohn's Disease in the United States late in 1998. Unlike many existing drugs which inhibit PDE-4, SelCIDs have not shown any evidence of acute emesis (nausea and vomiting) in animal tests. If confirmed in humans at therapeutically effective doses, this would indicate that they are a unique class of PDE-4 inhibitors. The U.S. Patent and Trademark Office has issued composition of matter patents to the Company relating to certain of its novel thalidomide analogues and SelCIDs.

CHIRAL CHEMISTRY

Celgene is applying its biocatalytic synthesis technology towards the development of substantial business opportunities in human pharmaceuticals and agrochemicals. The Company believes it has made significant progress over the past two years towards the development of two principal opportunities: (i) the development of chirally pure versions of existing racemic drugs whose performance and/or safety profiles may be enhanced by eliminating chiral impurities; and (ii) the development and production of chirally pure agrochemicals.

Chirality

Many human pharmaceuticals and agrochemicals exist in two or more different three dimensional configurations that are identical in chemical structure but are mirror images of each other. These conformations, known as stereoisomers, generally interact differently with biological targets. In clinical applications, one isomer may result in the desired therapeutic effect by stimulating or inhibiting a targeted biological function, while the other isomer may be inactive or cause undesirable side effects. In contrast to racemic (compositions containing both isomers, i.e. chirally impure) pharmaceuticals, the use of chirally pure pharmaceuticals can result in significant clinical benefits such as reduced toxicity and increased efficacy. In agrochemical applications, the use of chirally pure chemicals can result in a substantially reduced volume of product required to achieve the desired benefit, thereby potentially lowering manufacturing costs and reducing the environmental burden as compared with racemic chemicals.

The worldwide market value of pharmaceuticals marketed in their chirally pure form increased from approximately $7 billion in 1985 to approximately $50 billion in 1995. This increase was driven, in part, by the FDA's movement towards requiring applicants, in connection with the submission of NDAs for racemic compounds, to evaluate the racemic mixture as well as each stereoisomer, as well as the greater selectivity of action of chirally pure drugs. Similarly, agrochemicals are subject to complex and evolving environmental regulation in the United States and abroad, including regulations establishing usage levels. The Company believes that such regulatory constraints increase the commercial opportunity for chirally pure agrochemicals which cause less environmental impact, in terms of both their manufacture and use.

Celgene's Core Chiral Technology: Biocatalysis

Celgene's biocatalytic process enables the efficient production of chirally pure compounds. This patented process is based primarily on the use of enzymes called aminotransaminases, which are optimized by the Company through a variety of techniques including genetic engineering. These enzymes catalyze the production of only the desired stereoisomer of a chiral compound, and can be used in conventional chemical synthesis reactors at room temperature.

The Company's biocatalytic process for producing chirally pure compounds differs from the more common approach of producing racemic mixtures followed by separating of the desired stereoisomer through resolution techniques such as crystallization or chromatography. These traditional approaches to producing chirally pure compounds can be cumbersome, result in low yields, use more raw materials, involve the disposition of waste product, and are generally less economical than the Company's process. The Company believes that its biocatalytic process can be applied to the manufacture of a wide variety of organic chemicals.

Chirally Pure Pharmaceuticals

Celgene believes there is a significant opportunity in developing chirally pure versions of approved drugs currently sold in racemic form. Compounds that have been approved and marketed have a significant body of information regarding their safety and efficacy, and consequently: (i) the cost and duration of clinical trials may be reduced if reference may be made to data used in the course of obtaining regulatory approval for the racemic parent compound; (ii) the risk of not obtaining regulatory approval may be reduced, and
(iii) marketing risks may also be reduced due to the established market for the parent compound.

The Company is developing chirally pure versions of currently marketed racemic drugs as potentially improved pharmaceuticals with potential benefits such as reduced side effects, lower dosage requirements, enhanced specificity, and applications in new indications. The Company filed IND applications with the FDA and the Health Protection Branch of Canada and completed a Phase I/II clinical trial for a chirally pure version of dl-methylphenidate ("dl-MPH"), which has been used for decades in formulations such as Ritalin for the treatment of ADHD in children. One million American children are estimated to be treated with dl-MPH in its racemic form. Total US sales in 1998 of the racemic version of the drug were in excess of $300 million. The Company's study was designed to evaluate the pharmacokinetics and potential benefits of its chirally pure version of dl-MPH. The Company completed this trial in the fall of 1997 and announced that its chirally pure version of dl-MPH demonstrated statistically significant efficacy versus a placebo and preliminary indications of longer duration of action relative to the racemic version. In addition, the Company has commenced development of a controlled release version of chirally pure dl-MPH, which may substantially improve administration of the drug. The Company has been issued both use and process patents for both its chirally pure and controlled release versions of dl-MPH. The Company initiated Phase III pivotal trials for D-MPH in late 1998.

The Company is also investigating a chirally pure formulation of mexiletine for the treatment of neuropathic pain, a chronic pain state frequently associated with trauma, spinal cord injury, and complications of diabetes. Neuropathic pain generally arises from injury to the peripheral or central nervous tissue. In most cases, chronic neuropathic pain responds poorly to treatment with opiates or nonsteroidal anti-inflammatory analgesics. Mexilitine is used primarily for the treatment of cardiac arrhythmia. However, high doses of racemic oral mexiletine are sometimes used by physicians as an adjuvant treatment for neuropathic pain, presumably due to its ability to block sodium channels that communicate pain signals through the nervous system. However, this off-label use has been limited, due to the racemic effect on sodium channels in the heart and the central nervous system that can lead to significant side effects. Celgene's preliminary research indicates that the anti-arrhythmic effect is resident in one isomer and the pain suppression capability in the other.

Celgene has reported that its chirally pure formulation of mexiletine substantially reduced severe neuropathic pain in established animal models. The study examined the effect of each of the two isomers of mexiletine, racemic mexiletine, and lidocaine, a prototypical sodium channel blocker, on allodynia (pain response elicited by light touch stimuli), in two established preclinical models. Celgene, in collaboration with researchers at the Anesthesiology Research Laboratory at the University of California in San Diego, determined that one isomer of mexiletine is active in the reduction of neuropathic pain. Formulation of a pharmaceutical with this single, selective isomer may help avoid adverse effects on cardiac and other issues. A racemic formulation of mexiletine is marketed by several companies as an anti-arrhythmic agent. The Company has filed for appropriate patent coverage for chirally pure mexiletine for neuropathic pain.

Chirally Pure Agrochemicals

The Company's Celgro subsidiary is applying the Company's proprietary biocatalytic synthesis technology to agrochemicals. Celgro's approach is to work with agrochemical companies to adapt the Company's biocatalytic technology to the manufacture of chirally pure versions of their existing crop protection product, and then license the technology to these companies in exchange for royalties. Celgro will also seek to develop chirally pure versions of existing agrochemicals on its own, and then enter into license agreements with third parties, who would manufacture and sell the agrochemicals and pay the Company royalties. The Company believes that the agrochemical market presents a substantial opportunity because many agrochemicals produced in racemic form, could be manufactured in chirally pure form. As noted above, the Company entered into research and development agreements with two leading agrochemical companies in 1998.

The Company also believes that its chiral technology can be enabling in agrochemical applications because it has the potential to significantly lower manufacturing costs compared to conventional technologies and other chiral technologies. Compared to the Company's biocatalytic process, conventional technologies require more raw materials and greater plant capacity to produce the same effective quantity of product, while other chiral technologies require specialized equipment, more expensive chiral agents, more raw material, and greater capacity for handling hazardous wastes produced in the separation process. In addition, it is anticipated that the required application amount of a chirally pure form of an agrochemical could be substantially less than the racemic form, and achieve the same or better results, thereby reducing environmental burden. Agrochemicals are highly price sensitive, and, therefore, a process that produces chirally pure products at significant cost savings could be in substantial demand.

PATENTS AND PROPRIETARY TECHNOLOGY

Patents and other proprietary rights are important to the Company's business. It is the Company's policy to seek patent protection for its inventions, and also to rely upon trade secrets, know-how, continuing technological innovations, and licensing opportunities to develop and maintain its competitive position.

Under an agreement with The Rockefeller University ("Rockefeller"), the Company has obtained certain exclusive rights and licenses to manufacture, use, and sell products that are based on compounds identified in research carried out by Rockefeller and the Company that can be used for treating toxicity associated with high concentrations of TNF (the "Rockefeller License"). Rockefeller has identified a method of using thalidomide and certain thalidomide-like compounds to treat certain symptoms associated with abnormal concentrations of TNF-(alpha) , including those manifested in septic shock, cachexia and HIV infection, and in 1995 was issued U.S. Patent No. 5,385,901 which claims such methods. This U.S. Patent expires in 2012 and is included in the patent rights licensed to the Company under the Rockefeller License. However, Rockefeller did not seek corresponding patents in any other countries in respect of this invention. Under the Rockefeller License, the Company is obligated to pay certain specified royalties to Rockefeller on net sales of licensed products for covered indications. The Rockefeller License is coterminous with the last to expire of the licensed patents and is terminable by Rockefeller only in the event of a breach of the agreement's terms. Any termination of the Rockefeller License could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The Company's success will depend, in part, on its ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary, and conduct its business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including the Company, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any of its pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or will be circumvented by others. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first to make the inventions covered by each of its pending patent applications, or that it was the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of its inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in the loss of any opportunity to secure patent protection for the invention and the loss of any right to use the invention, and even if the eventual outcome is favorable to the Company, such interference proceedings could result in substantial cost to the Company. Protection of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that in the event that any claims with respect to any of the Company's patents, if issued, are challenged by one or more third parties, that any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause the Company to lose exclusivity relating to such patent claims. If a third party is found to have rights covering products or processes used by the Company, then the Company could be forced to cease using the technologies covered by the disputed rights, could be subject to significant liabilities to such third party, and could be required to license technologies from such third party. Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to the Company in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention, or that any judicial interpretation of the validity, enforceability, or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if the Company's patents are determined to be valid, enforceable, and broad in scope, there can be no assurance that competitors will not be able to design around such patents and compete with the Company using the resulting alternative technology. The Company does not currently have, nor does it intend to seek, patent protection relating to the use of THALOMID to treat erythema nodosum leprosum, an inflammatory complication of leprosy.

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

GOVERNMENTAL REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in the Company's ongoing research and development activities. All of the Company's therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state, statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record keeping, and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope, significantly limiting the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by the Company or its collaborators or licensees to obtain or maintain, or any delay in obtaining regulatory approvals could adversely affect the marketing of any products developed by the Company, and its ability to receive product revenue, royalty revenue, or profit sharing payments.

The activities required before a pharmaceutical may be marketed in the United States begin with preclinical testing not involving human subjects. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of a product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug Application ("IND"), which must be reviewed by the FDA primarily for safety considerations before proposed clinical trials in humans can begin. Typically, clinical trials involve a three-phase process.

In Phase I, clinical trials are conducted with a small number of individuals to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. In Phase II, clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes, and expanded evidence of safety. In Phase III, larger-scale, multi-center, adequate and well-controlled, comparative clinical trials are conducted with patients in order to provide enough data for the statistical proof of efficacy and safety required by the FDA and others, however in some limited circumstances Phase III trials may be modified to allow evaluation of safety and efficacy in a less regimented manner, which may allow the Company to rely on historical data relating to the previous use of certain pharmaceuticals. In Phase IV, confirmatory trials are conducted after the FDA's approval of an NDA or issuance of an approvable letter in order to resolve any open issues. Monitoring of all aspects of the study to minimize risks is a continuing process. Reports of all adverse events must be made to the FDA. The results of the preclinical testing and clinical trials are then submitted to the FDA in the form of an NDA for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information, or deny the application if it determines that the application does not satisfy its regulatory approval criteria. When an NDA is approved, to the manufacturer must establish a system for obtaining reports of experience and side effects that are associated with the drug and make appropriate submissions to the FDA.

Pursuant to the Orphan Drug Act, a sponsor may request the FDA to designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A "rare disease or condition" is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of development and making available the drug is not expected to be recovered from sales of the drug in the United States. Upon the approval of the first NDA for a drug designated as an orphan drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for such drug for that indication for seven years. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug's development. Possible amendment of the Orphan Drug Act by the United States Congress and possible reinterpretation by the FDA are the subject of frequent discussion. FDA regulations reflecting certain definitions, limitations and procedures went into effect in January 1993. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future, or that the current level of exclusivity and tax credits will remain in effect. The Company has received from the FDA orphan drug designation for thalidomide for the treatment of ENL, AIDS cachexia, mycobacterial infections and RAS. The Company also obtained orphan drug designation in Kaposi's Sarcoma and Glioblastoma as part of its agreement with Entremed. However, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to

Celgene for the use of thalidomide for the treatment of one or more of these indications, other than ENL. If such were to happen, Celgene's applications for that indication could not be approved until the competing company's seven year period of exclusivity expired.

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

Competition in the pharmaceutical industry, and specifically in the immunotherapeutic areas being addressed by the Company, is particularly intense. Numerous companies, including Immunex Corp., and Centocor Corp., are pursuing techniques to modulate TNF-(alpha) production through various combinations of monoclonal antibodies, TNF-(alpha) receptors, and small molecule approaches. In addition, a number of other companies are attempting to address, with other technologies and products, the disease states currently being targeted by the Company. Other companies are attempting to develop thalidomide for AIDS-related and non AIDS-related indications. Andrulis Pharmaceuticals Corp., a small privately held company, is attempting to develop thalidomide for the treatment of AIDS-related complications.

Several companies have established chiral products and chiral technologies. Sepracor Inc. and Chiroscience Group plc are actively developing chirally pure versions of pharmaceuticals currently marketed in racemic form. Chiroscience has completed Phase I trials in the United Kingdom for a chirally pure version of dl-MPH and is working with Medeva Plc, a leading supplier of dl-MPH in the United States, towards full clinical development. Chiroscience has also taken certain steps to assert patent and proprietary rights with respect to its formulation of a chirally pure version of dl-MPH. The agrochemical market is large and, within this market, efforts are underway by the in-house development staffs of agrochemical companies to produce chirally pure versions of their existing racemic crop protection agents.

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

SALES AND MARKETING

The Company currently intends to market itself pharmaceuticals it develops for indications with smaller patient populations. For drugs with indications with larger patient populations, the Company anticipates partnering with other pharmaceutical companies. The Company also anticipates partnering with companies for the development and commercialization of the Company's chirally pure pharmaceutical and agrochemical products. Celgene expects that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements. Celgene has established a sales and marketing organization for THALOMID. A specialty contract distributor distributes THALOMID in strict accordance with the Company's program to promote the safe and effective dispensing and use of the product.

EMPLOYEES

At February 28, 1999, the Company had 112 full time employees, 48 of whom were engaged primarily in research and development activities, 33 of whom were engaged in sales and marketing activities, and the remainder of whom were engaged in executive and administrative activities. Of the Company's employees, 47 have advanced degrees, including 19 who have Ph.D. degrees. The

Company also maintains consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States.

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

RISK FACTORS

Uncertainty of Product Development. Many of the Company's products and processes are in the early or mid-stages of development and will require the commitment of substantial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up, and regulatory approval prior to commercialization. The Company has not yet commercialized any of its products other than THALOMID. All of the pharmaceutical products under development by the Company will require further development, clinical testing, and regulatory approvals, and there can be no assurance that commercially viable products will result from these efforts.

Uncertainty Associated with Clinical Trials; Extensive Government Regulation; No Assurance of Regulatory Approval. The preclinical development, clinical trials, manufacturing, marketing, and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. There can be no assurance that the Company will be able to obtain the necessary approvals required to market its products in any of these markets. The testing, marketing, and manufacturing of the Company's products, will require regulatory approval, including approval from the FDA, and, in certain cases, from the U.S. Environmental Protection Agency (the "EPA"), or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. It is not possible to predict how long the approval processes for any of the Company's products will take or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies are no assurance of success in later phases of the approval process. In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from such tests and trials can be susceptible to varying interpretation that could delay, limit, or prevent regulatory approval. Also, delays or rejections may be encountered during any stage of the regulatory approval process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, the regulatory agency's requirements for safety, efficacy, and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first; and those requirements may become more stringent due to changes in regulatory agency policy, or the adoption of new regulations. Clinical trials may also be delayed due to unanticipated side effects, the inability to locate, recruit and qualify sufficient numbers of patients, lack of funding, the inability to locate or recruit scientists, the redesign of clinical trial programs, the inability to manufacture or acquire sufficient quantities of the particular product candidate or any other components required for clinical trials, changes in focus of the Company's or its collaborative partner's development focus, and the disclosure of trial results by competitors. The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed. Approved drugs and agrochemicals, as well as their manufacturers, are subject to on-going review, and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Delays in obtaining, or the failure to obtain and maintain, necessary approvals from the FDA, EPA, or other regulatory agencies for the Company's proprietary products, would have a material adverse effect on the Company's business, financial condition, and results of operations.

No Assurance of Market Acceptance. There can be no assurance that those of the Company's products which receive regulatory approval, including THALOMID, or for which no regulatory approval is required, will achieve market acceptance. A number of factors render the degree of market acceptance of the Company's products uncertain, including the extent to which the Company can demonstrate such products' efficacy, safety, and advantages over competing products, as well as the reimbursement policies of third party payors, such as government and private insurance plans. In addition, there can be no assurance that the Company's Celgro subsidiary will be able to negotiate a licensing agreement with any agrochemical manufacturer on terms acceptable to the Company, or at all. Failure of the Company's products to achieve market acceptance would have a material adverse effect on the Company's business, financial condition, and results of operations.

Risks of Product Liability and Availability of Insurance. The Company may be subject to product liability or other claims based on allegations that the use of its technology or products has resulted in adverse effects, whether by participants in the Company's clinical trials or by patients. Thalidomide, when used by pregnant women, has resulted in serious birth defects. Therefore, necessary and strict precautions must be taken by physicians prescribing the drug to women with childbearing potential, and there can be no assurance that such precautions will be observed in all cases or, if observed, will be effective. Use of thalidomide has also been associated, in a limited number of cases, with other side effects, including nerve damage. Although the Company has product liability insurance in force that it believes to be appropriate, there can be no assurance that it will be able to obtain additional coverage as required, or that such coverage will be adequate to protect the Company in the event claims are asserted against it. The obligation to defend against or pay any product liability claim may have a material adverse effect on the Company's business, financial condition, and results of operations.

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

History of Operating Losses; Accumulated Deficit; Uncertainty of Future Profitability; Capital Requirements; Uncertainty of Additional Funding. The Company has sustained losses in each year since its incorporation in 1986. The Company sustained a net loss of approximately $25.1 and 25.4 million for the years ended December 31, 1998 and 1997, respectively, and had an accumulated deficit of approximately $144.6 million at December 31, 1998. The Company expects to make substantial expenditures to further develop its immunotherapeutic and chiral products, and, based on these expenditures, it is probable that losses will continue for at least the next 12 months. The Company is currently utilizing its cash resources at a rate of approximately $1.5 million per month. The Company expects that its rate of spending generally will remain high as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development. In order to assure funding for the Company's future operations the Company is likely to seek additional capital resources. These may include the sale of additional securities under appropriate market conditions, alliances or other partnership agreements with entities interested in and possessing resources to support the Company's immunotherapeutic or chiral programs, or other business transactions which would generate sufficient resources to assure continuation of the Company's operations and research programs in the long-term. However, no assurances can be given that the Company will be successful in raising such additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raises additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow.

If the Company is unable to raise additional funds, the Company believes that its current financial resources, could fund operations through 1999. The Company's actual cash requirements may vary materially from those now planned and will depend upon numerous factors, including the results of the Company's development and commercialization programs, the timing and results of preclinical and clinical trials, the timing and costs of obtaining regulatory approvals, the level of resources that the Company commits to the development of manufacturing, marketing, and sales capabilities, the ability of the Company to license its biocatalytic chiral process technology to agrochemical companies, the technological advances and activities of competitors, and other factors.

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

Dependence on Sole Supplier of Raw Material and Sole Encapsulator for THALOMID. The Company obtains all of its bulk drug material for THALOMID from a single source. In addition, the Company currently relies on a single manufacturer to encapsulate THALOMID. Because the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in the United States achieve and maintain compliance with GMP, if the operations of the sole supplier or the sole encapsulator were to become unavailable for any reason, the required FDA review of the operations of a new supplier or new encapsulator could cause a delay in the manufacture of THALOMID. Such a delay could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

Under an agreement with The Rockefeller University ("Rockefeller"), the Company has obtained certain exclusive rights and licenses to manufacture, use, and sell products that are based on compounds identified in research carried out by Rockefeller and the Company that can be used for treating toxicity associated with high concentrations of TNF-(alpha) (the "Rockefeller License"). The Rockefeller License is terminable by Rockefeller in the event of a material breach of the agreement's terms.

Lack of Manufacturing Capabilities. The manufacture of large quantities of pharmaceuticals is a complex process, and all pharmaceutical manufacturing facilities must comply with applicable regulations of the FDA. The Company currently has no experience in, or its own facilities for, manufacturing any products on a commercial scale. The Company currently obtains bulk drug material for THALOMID from a third-party and utilizes another manufacturer to produce dosage form THALOMID. The Company intends to utilize outside manufacturers if and when needed to produce the Company's other products on a commercial scale. There can be no assurance that such manufacturers will meet the Company's requirements for quality, quantity, or timeliness, or that these manufacturers will achieve and maintain compliance with all applicable regulations.

Limited Marketing Capabilities. The Company has established a sales and marketing organization to commercialize THALOMID, and with respect to certain other products, it may seek a corporate partner to provide such services. Any delay in developing these resources may have an adverse impact on potential sales. The Company has contracted with a specialty distributor to distribute THALOMID. Failure of such specialty distributor to properly and continuously perform its obligations under such agreement could have a material adverse effect on the Company.

Dependence on Third-Party Reimbursement; Uncertainty of Product Pricing. Sales of the Company's pharmaceutical products will depend, in part, on the extent to which the costs of such products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers, and other third party payors. These health care management organizations and third party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority, and the prices of pharmaceutical and biotechnology drugs have been targeted in this effort. There can be no assurance that the Company's products will be considered cost effective by payors, that reimbursement will be available or, if available, that the level of reimbursement will be sufficient to allow the Company to sell its products on a profitable basis.

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

Shares Eligible for Future Sale. Future sales of substantial amounts of Common Stock could adversely affect the prevailing market price of the Company's Common Stock. As of December 31, 1998, there were outstanding stock options for approximately 2,428,113 shares of Common Stock, of which approximately 1,567,534 were currently exercisable, and warrants either outstanding or issuable upon demand that are exercisable for 639,967 shares of Common Stock. In addition, the 9.25% convertible note can be converted after one year (September 16, 1999) to 795,455 shares of common stock. All shares of Common Stock referred to in this paragraph would be freely tradable upon issuance.

Potential Fluctuations in Quarterly Operating Results. The Company has historically experienced, and expects to continue for the foreseeable future to experience, significant fluctuations in its quarterly operating results. This fluctuation is due to a number of factors, many of which are outside the Company's control, including the timing of receipt of certain research and development payments. Future operating results will depend on many factors, including demand for the Company's products, regulatory approvals, the timing of the introduction and market acceptance of new products by the Company or competing companies, the Company's ability to control costs and its ability to attract and retain highly qualified scientific and management personnel. Such quarterly fluctuations in operating results may result in volatility of the Company's stock price.

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

Anti-Takeover Effects of Shareholder Rights Plan; Certain Charter and By-law Provisions; Delaware Law. The Board of Directors has adopted a shareholder rights plan (the "Rights Plan"), the purpose of which is to protect stockholders against unsolicited attempts to acquire control of the Company that do not offer a fair price to all stockholders. The Plan is not intended to prevent, and should not prevent, an offer to acquire the Company at a price and on terms that are in the best interests of all stockholders, or a negotiated transaction to sell the Company for a purchase price determined by the Board to be in the Company's and its stockholders' best interests, nor should it have a material adverse affect on the ability of a person or group to obtain representation on or control of the Board through a proxy contest. Nonetheless, the Rights Plan may have the effect of dissuading a potential acquirer from making an offer for all the outstanding shares of Common Stock at a price that represents a premium to the then current trading price.

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


ITEM 2.  PROPERTIES

The Company leases a 44,500 square foot laboratory and office facility in Warren, New Jersey under a lease with an unaffiliated party which has a term ending in May 2002 with one five-year renewal option. The Company also sub-leases 17,500 square feet in a facility located in Annandale, New Jersey that houses the Company's Celgro subsidiary. The facility consists of office and laboratory space and is leased under a sub-lease which expires in September 1999. The Company believes that its laboratory facilities are adequate for its research and development activities for at least the next 12 months. Approximately 12,500 square feet of this facility are subleased, for a period not to exceed three years, to Cambrex Corporation, which purchased the Company's chiral intermediate business.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings. The Company believes it is currently in substantial compliance with all federal, state and local environmental laws.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.

The Company's Common Stock is traded on the Nasdaq National Market under the symbol "CELG." The following table sets forth, for the periods, indicated the intra-day high and low sale prices per share of Common Stock on the Nasdaq National Market:

         --------------------------------------------------------------
                                                High               Low
         --------------------------------------------------------------
         1998
         --------------------------------------------------------------
         Fourth Quarter                     $ 17 1/4           $ 7 1/2
         --------------------------------------------------------------
         Third Quarter                            15             4 1/8
         --------------------------------------------------------------
         Second Quarter                       11 1/2             8 1/4
         --------------------------------------------------------------
         First Quarter                        11 5/8           6 15/16
         --------------------------------------------------------------
         1997
         --------------------------------------------------------------
         Fourth Quarter                     $ 13 3/8           $ 7 3/4
         --------------------------------------------------------------
         Third Quarter                        12 1/2             6 3/4
         --------------------------------------------------------------
         Second Quarter                        7 7/8             4 7/8
         --------------------------------------------------------------
         First Quarter                        12 3/8                 7
         --------------------------------------------------------------
         1996
         --------------------------------------------------------------
         Fourth Quarter                       12 1/4             7 7/8
         --------------------------------------------------------------
         Third Quarter                        11 7/8                 6
         --------------------------------------------------------------
         Second Quarter                       18 1/8            11 1/8
         --------------------------------------------------------------
         First Quarter                            19            11 1/8
         --------------------------------------------------------------

The last reported sales price per share for the Common Stock on the Nasdaq National Market on March 15, 1999 was $13.1875. As of March 15, 1999, there were approximately 460 holders of record of the Company's Common Stock. The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain any future earnings for funding growth and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The following Selected Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. The data set forth below with respect to the Company's Statement of Operations for the years ended December 31, 1996, 1997 and 1998 and the balance sheet data as of December 31, 1997 and 1998 are derived from the Company's Consolidated Financial Statements which have been audited by KPMG LLP, independent accountants, and which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and Notes thereto. Other information has been derived from other audited financial statements. The historical results are not necessarily indicative of future results of operations.

                                                                             Year ended December 31,

                                                         1994            1995             1996            1997             1998
                                                     ------------    ------------    ------------    -------------    --------------
Operations Data:
Total Revenues                                       $     98,000    $    472,000    $    881,665    $   1,122,193    $   3,800,490
Loss from continuing operations                        (5,710,781)     (8,366,380)    (17,057,521)     (25,019,844)     (32,022,873)
Discontinued operations
   Loss from operations                                (4,502,446)     (2,150,143)       (761,460)        (427,183)         (59,837)
   Gain on sale of chiral assets                               --              --              --               --        7,014,830
Net loss applicable to common stockholders            (10,213,227)    (10,516,523)    (21,609,639)     (26,921,501)     (25,092,528)

-----------------------------------------------------------------------------------------------------------------------------------
Per share of common stock-basic and diluted
Loss from continuing operations                      $      (0.73)   $      (1.04)   $      (1.81)   $       (2.05)   $       (1.98)
Discontinued operations
   Loss from operations                                     (0.57)          (0.27)          (0.08)           (0.03)           (0.00)
   Gain on sale of chiral assets                               --              --              --               --             0.43
Net loss applicable to common shareholders                  (1.30)          (1.30)          (2.29)           (2.20)           (1.55)

-----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding           7,853,000       8,073,000       9,450,000       12,215,000       16,160,000

Dividends                                                      --              --              --               --               --

-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
Cash and cash equivalents, and
    marketable securities                            $  8,500,086    $ 11,712,905    $ 17,814,984    $  13,583,445    $   5,123,843
Assets held for disposal                                       --              --              --          485,170               --
Total Assets                                           11,547,930      14,211,218      20,937,862       18,217,456       11,927,997
Convertible debentures                                         --       4,592,366       2,026,043               --               --
Convertible note                                               --              --              --               --        8,348,959
Accumulated deficit                                   (60,472,877)    (70,989,400)    (92,599,039)    (119,520,540)    (144,613,068)
Stockholders' equity (deficit)                         10,004,066       7,142,501      16,065,009       15,425,092       (3,732,624)

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

Since 1990, the Company's revenues have been generated primarily through the research and development relating to, and supply of, chirally pure intermediates to pharmaceutical companies for use in new drug development and, to a lesser degree, from agrochemical research and development contracts. However, as the Company developed its immunotherapeutic program, sales of chirally pure intermediates became a less integral part of the Company's strategic focus. Accordingly, on January 9, 1998 the Company completed the sale of its Chiral Intermediate business to Cambrex Corporation for $15.0 million. The terms provided for a payment of $7.5 million at closing and the present value equivalent of $7.5 million in future royalties, with certain minimum royalty payments in the third through the sixth years after closing.

In late September, 1998, the Company, after receiving final FDA approval, commenced sales of its first commercial product, THALOMID (thalidomide).

The Company has sustained losses in each year since its incorporation in 1986. In 1998, the Company had a loss from continuing operations of $32.0 million, and at December 31, 1998, had an accumulated deficit of $144.6 million. The Company expects to make substantial expenditures to further its immunotherapeutic program, to commercialize THALOMID and to expand the chiral crop protection business, and, based on these expenditures, it is likely that losses will continue for at least the next 12 months.

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

Celgene has established a sales and marketing organization to commercialize THALOMID and currently employs 35 persons in this capacity. The Company intends to develop and market its own pharmaceuticals for indications with smaller patient populations. For drugs with indications for larger patient populations, the Company anticipates partnering with other pharmaceutical companies. The Company also anticipates partnering with companies for the development and commercialization of the Company's chirally pure pharmaceutical and agrochemical products. Celgene expects that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements.

Future operating results will depend on many factors, including demand for the Company's products, regulatory approvals, the timing of the introduction and market acceptance of new products by the Company or competing companies, partner support payments, the Company's ability to control costs, and its ability to attract and retain highly qualified scientific and management personnel.

Results of Operations

Fiscal Years Ended December 31, 1998,1997 and 1996

         Total revenues. Total revenues increased by 245% to approximately $3.8 million from approximately $1.1 million in 1997. This was due to product sales of approximately $3.3 million of THALOMID which, as noted, was approved in 1998 by the FDA and a decrease in research contracts of approximately $.6 million due to completion of a contract at the end of 1997 with a major agrochemical company. The Company's revenues for 1997 represented an increase of 27% over 1996 revenues of approximately $882,000. Revenues were primarily from product sales in 1998 and research contracts for the years 1997 and 1996.

         Cost of Goods Sold. Cost of goods sold in 1998 was approximately $282,000 and relates to THALOMID, the Company's first commercial product, launched in late September 1998. The cost of goods sold is lower than expected as raw material, formulation and encapsulation costs of the product were expensed as research and development cost prior to receiving FDA approval.

         Research and development expenses. Research and development expenses for 1998 increased by 14% to approximately $19.8 million from approximately $17.4 million in 1997. This increase was due to an increase of approximately $1.5 million for the Company's chiral pharmaceutical program primarily for clinical trials and preclinical toxicology studies and approximately $780,000 due to the Company's immunotherapeutic program, primarily clinical trials for potential new NDA filings for THALOMID.

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

         Selling, general and administrative expenses. Selling, general and administrative expenses for 1998 increased by 78% to approximately $16.2 million from approximately $9.1 million in 1997. This was primarily due to sales and marketing expenses, $4.8 million, in anticipation of the THALOMID product launch as well as post launch selling activities. Other increases were related to the necessary infrastructure costs required to support the commercial operations including Medical Affairs and Drug Safety costs of $928,000, information systems development cost and additional finance personnel, $423,000, and other administrative expenses such as legal, consulting and investor relations of approximately $900,000.

         Selling, general and administrative expenses for 1997 increased by 143% to approximately $9.1 million from approximately $3.8 million in 1996. This was primarily due to the formation of a sales and marketing organization in anticipation of the THALOMID product launch as well as an increase in certain support functions resulting from the anticipated transition to a commercial operation. Major increases were as follows: sales and marketing expenses of $3.4 million for sales force recruiting and training and other pre-launch expenses; Medical Affairs and Safety costs of $425,000; additional finance personnel and information systems development costs of $366,000; executive and administrative costs for the new Celgro subsidiary of $487,000 and other administrative expenses such as legal, consulting and investor relations of approximately $600,000.

         Interest income and interest expense. Interest income for 1998 increased by 42% to approximately $705,000 from approximately $496,000 in 1997. The increase was due to higher average cash balances in 1998. Interest income for 1997 decreased by 62% from approximately $1.3 million in 1996. This decrease was attributable to lower average cash balances in 1997. Interest expense for 1998 increased 129% to approximately $256,000 from $112,000 due primarily to the interest expenses associated with the 9.5% convertible note issued in September 1998. Interest expense in 1997 decreased 65% from approximately $324,000 in 1996. The decrease was due to the conversion to equity of the 8% Convertible Debentures issued in 1995.

         Loss from continuing operations. The loss from continuing operations increased 28% to approximately $32.0 million from approximately $25.0 million in 1997. The increase was due primarily to spending related to the launch of THALOMID and ongoing research programs in Chiral Pharmaceuticals and Immunotherapeutics as described above. The net loss from continuing operations for 1997 increased by 46% from approximately $17.1 million in 1996 reflecting increased spending in immunotherapeutics, the start of a THALOMID marketing organization and the start of the chiral pharmaceutical development program.

         Loss from discontinued operations. The loss from discontinued operations decreased to $60,000 in 1998 from $427,000 in 1997 due to the fact that the chiral intermediate business was sold in early January 1998. The Company recorded a gain on the sale of the chiral intermediate assets of approximately $7.0 million. The loss from discontinued operations decreased by 44% in 1997 from $761,000 in 1996. The reduced loss was primarily a result of an increase in revenues from $1.4 million in 1996 to $2.1 million in 1997.

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

         In July 1995, the Company issued and sold in a private placement offering $12.0 million aggregate principal amount of 8% Convertible Debentures due July 31, 1997 for total net proceeds, after offering costs, of approximately $11.0 million. As of December 31, 1998, all of the 8% convertible Debentures had been converted into Common Stock. In March 1996, the Company issued and sold in a private placement offering 503 shares of Series a Convertible Preferred Stock at $50,000 per share, for total gross proceeds of approximately $25.2 million and net proceeds, after offering costs, of approximately $23.8 million. As of December 31, 1998 all shares had been converted to Common Stock.

         In September 1998, the Company issued a convertible note in the amount of $8.75 million to an institutional investor. The note has a five year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the note holder to convert the debt into common shares after one year at $11 per share, a 25% premium to the market price at closing.

         The Company's net working capital at December 31, 1998 decreased by 81% to approximately $2.5 million (primarily cash and cash equivalents) from approximately $13.4 million at December 31, 1997. The decrease in working capital was primarily due to the increased rate of spending as previously discussed.

         Cash and cash equivalents decreased by $10.5 million in 1998 while marketable securities increased by $2.1 million from 1997. This reflects the receipt in December 1997 of funds from public offering of Company common stock, which were not yet invested in marketable securities and the higher rate of spending in 1998. Current research commitments for 1999 are approximately $750,000, primarily to Rockefeller University ($504,000) and Glasgow University ($200,000). In addition a contract with Boston University entered into in 1997 for the prescription-monitoring program associated with the sales of THALOMID was renewed for 1999. The commitment for 1999 is $1.2 million.

         The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development and increased commercial costs related to the launch of THALOMID(TM)(thalidomide). In order to assure funding for the Company's future operations, the Company is likely to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional funds, the Company believes that its current financial resources including the proceeds of $15.0 million from the convertible note issued in January 1999 as well as revenues from the sales of THALOMID could fund operations based on budgeted levels of research and development, sales and marketing, and administrative activities through 1999.

         As of December 31, 1998, the Company had for federal income tax purposes a net operating loss carryforward of approximately $135.0 million. If not utilized to offset future taxable income, such loss carryforward will expire between 2002 and 2013. Certain events, including any sales by the Company of shares of its stock and/or transfers of a substantial number of shares of Common Stock by the current stockholders, may restrict the ability of the Company to utilize its net operating loss carryforward.

Year 2000 Computer Systems Compliance

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 (Y2K) to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company's Chief Information Officer, in conjunction with outside consultants is in the process of remediating or replacing the Company's systems.

         As the Company was transitioning from a research and development company to a commercial operation, the Company had already begun an assessment of Information Technology needs to support the evolving structure. During 1998, the Company replaced all personal computers, with the exception of several computers connected to laboratory analytic equipment, with Year 2000 compliant machines. The Company is in the process of upgrading internal applications to ensure Y2K compliance. The Company believes that all critical systems and software have been addressed and an assessment as to the date critical nature of the laboratory computers will be complete with a plan to replace those machines if necessary by the end of 1999. The Company has spent less than $1.0 million on the systems upgrades to date. Additional expenditures are expected to be less than $500,000. The Company uses outside vendors to produce, encapsulate, package, process orders, invoice and maintain accounts receivable records for THALOMID. The Company is in the process of receiving certifications from such vendors. Most responses to date indicate the systems are or will be Y2K compliant before the end of 1999.

         Because the Company's Y2K compliance is dependent upon key third parties also being Year 2000 compliant on a timely basis, there can be no guarantee that the Company's efforts will prevent a material adverse impact on its results of operations, financial condition or cash flows. If the Company's systems or those of key third parties are not fully Y2K functional, disruptions in operations could occur. Such disruptions could result in delays in the distribution of product, errors in customer order taking, disruption of clinical activities or delays in product development. These consequences could have a material adverse impact on the Company's results of operations, financial condition and cash flows. The Company is in the process of developing contingency plans aimed at ameliorating such disruptions, to the extent practicable.

         The statements contained in the foregoing Year 2000 readiness disclosure are subject to protection under the Year 2000 Information and Readiness Disclosure Act.

Subsequent Events

         On January 20, 1999, the Company issued a $15.0 million convertible note to an institutional investor. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the note holder to convert the debt into shares of common stock after one year at a conversion price of $18 per share. The Company can redeem the note after three years, (two years if the stock trades at 225% of the conversion price for a period of 20 consecutive trading days), at 103% of the principal amount. This note was issued at a discount and net proceeds after costs were $14.25 million.

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which becomes effective beginning January 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The Company does not expect the adoption of this Statement to have a material impact on the financial statements.

         The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and SOP 98-5, Reporting on the Costs of Start-up Activities, which are effective for the 1999 financial statements. The Company does not expect adoption of these SOPs to have a material impact on the financial statements.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

         The Company does not use derivative financial instruments. The Company's convertible notes have a fixed interest rate, so the Company is not exposed to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Part IV, Item 14 of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Name                                    Age      Position
----                                    ---      --------
John W. Jackson                         54       Chairman of the Board and
                                                 Chief Executive Officer
Sol J. Barer, Ph.D.                     51       President, Chief Operating
                                                 Officer, and a Director
Frank T. Cary                           78       Director
Arthur Hull Hayes, Jr., M.D.            66       Director
Richard C. E. Morgan                    54       Director
Walter L. Robb, Ph.D.                   71       Director
Lee J. Schroeder                        70       Director
Gilla Kaplan, Ph.D.                     51       Director
Jack L. Bowman                          66       Director

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

Richard C. E. Morgan, a director of the Company since 1987 has been the Managing Member of Amphion Partners LLC (formerly Wolfensohn Partners, L.P.), since 1986. Between January 1996 and January 1998, Mr. Morgan was a partner of Jackson Hole Management Company, Inc. Mr. Morgan also is Chairman of the Board of Directors and Chief Executive Officer of AXCESS, Inc.; a director of SEQUUS Pharmaceuticals, Inc.; Chairman of the Board of Directors of Quidel Corp.; a director of ChromoVision Medical Systems, Inc.; and a director of Indigo, N.V.

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

Gilla Kaplan, Ph.D., a director of the Company since April 1998, is an immunologist in the Laboratory of Cellular Physiology and Immunology at The Rockefeller University in New York where she was appointed Assistant Professor in 1985 and Associate Professor in 1990. Dr. Kaplan is a member of numerous professional societies and has been the organizer of several major symposia on tuberculosis. Dr. Kaplan has served as an advisor to the Global Program for Vaccines and Immunization of the World Health Organization, has participated in several NIH peer review panels, is on the Editorial Board of Microbial Drug Resistances, and Tubercle and Lung Disease. Dr. Kaplan is the author of more than 100 scientific publications and has received international recognition for her work. In 1995, she gave the Special Honorary Lecture at the American Society for Microbiology and in 1997 was appointed a Fellow of the American Academy of Microbiology.

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

                                               Annual Compensation                               Long-Term Compensation
                                   ---------------------------------------------    ----------------------------------------------
                                                                Other Annual         Restricted     Securities        All Other
         Name and                                               Compensation           Stock        Underlying       Compensation
    Principal Position      Year     Salary ($)     Bonus ($)       ($)            Award(s) ($)       Options #           ($)
    ------------------      ----     ----------     ---------   ------------       -------------    -----------      ------------
John W. Jackson             1998      285,000        79,800        19,200               0            100,000          13,390(4)
    Chairman and            1997      270,000        97,200         9,500(3)            0               0             13,390(4)
    Chief Executive         1996      243,429(1)    105,625(2)      4,750(3)            0            250,000              0
    Officer
Sol J. Barer, Ph.D.         1998      243,333        51,100        19,200               0             50,000              0
    President and Chief     1997      232,500        63,647         9,500(3)            0               0                 0
    Operating Officer       1996      216,667        50,000         4,750(3)            0             72,500              0

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

Stock Options
         The following table sets forth information for each of the named executive officers with respect to the value of options exercised during the year ended December 31, 1998 and the value of outstanding and unexercised options held as of December 31, 1998. There were no SARs exercised during 1998 and none were outstanding as of December 31, 1998.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                                   Number of
                                                             Securities Underlying               Value of Unexercised
                            Shares                            Unexercised Options                In-the-Money Options
                           Acquired          Value           at December 31, 1998                at December 31, 1998
                          on Exercise      Realized     -------------------------------    --------------------------------
            Name              ($)             ($)        Exercisable     Unexercisable      Exercisable      Unexercisable
            ----          -----------      --------     -------------   ---------------    -------------    ---------------
John W. Jackson              --              --               283,333            66,667      $   805,064          $ 454,136
Sol J. Barer, Ph.D.          --              --               250,746            33,334       $1,289,901          $ 227,071

(1) Represents the difference between the closing market price of the Common Stock as reported by Nasdaq on December 31, 1998 of $15.375 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options.

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

         Under the Company's 1998 incentive program, it was agreed, subject to the achievement of certain goals in 1998 by the Company, that the Company would grant at a future date options to purchase shares of common stock. A similar incentive program has been designed for 1999 based on attainment of corporate, business unit, and individual goals. The program is open to all regular full-time employees, other than the executive officers of the Company.

         Chief Executive Officer Compensation. Pursuant to Mr. Jackson's contract with the Company entered into on September 30, 1997, Mr. Jackson received base salary of $285,000 for 1998. Mr. Jackson also received a bonus of $79,800 for 1998. Factors considered in determining Mr. Jackson's bonus included the successful attainment of several important milestones in the development of the Company's products, as well comparisons to total compensation packages of chief executive officers at corporations within the Company's industry that are of comparable size.

                      Members of the Compensation Committee

                         Richard C. E. Morgan, Chairman
                         Frank T. Cary
                         Jack L. Bowman
                         Lee J. Schroeder

Compensation Committee Interlocks and Insider Participation
         The current members of the Compensation Committee are Richard C. E. Morgan, Chairman, Frank T. Cary, Jack L. Bowman, and Lee J. Schroeder. Each is an outside director of the Company.

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

         In 1998, pursuant to the 1995 Directors' Plan, each of Messrs. Cary, Hayes, Morgan, Robb and Schroeder received an option to purchase 10,000 shares of Common Stock at an exercise price of $10.688 per share, the fair market value of the stock on the date of the grant. Dr. Kaplan and Mr. Bowman each received an option to purchase 20,000 shares of common stock at an exercise price of $10.625 as new non-employee directors and 1,700 shares at an exercise price of $10.688 as the pro-rata share for time served since the date of the last annual meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         The table below sets forth the beneficial ownership of the Common Stock as of March 26, 1998 (i) by each director, (ii) by each of the named executive officers (iii) by all directors and executive officers of the Company as a group, and (iv) by all persons known by the Board of Directors to be beneficial owners of more than five percent of the outstanding shares of Common Stock.

                                       Amount and Nature of          Percent of
                   Name                Beneficial Ownership             Class
                   ----                --------------------             -----
  John W. Jackson                           305,733(1)(2)                1.8%
  Sol J. Barer, Ph.D.                       250,761(2)                   1.5%
  Frank T. Cary                             118,000(1)                     *
  Arthur Hull Hayes, Jr., M. D.              35,000(1)                     *
  Richard C. E. Morgan                      320,055(1)(3)               1.9%
  Walter L. Robb, Ph.D.                      97,000(1)                     *
  Lee J. Schroeder                           46,000(1)                     *
  Gilla Kaplan                               20,000                        *
  Jack L. Bowman                              6,000                        *
  All directors and current
      executive officers of
      the Company as a group
      (nine persons)                      1,198,549(4)                   6.8%
  Donald P. Moriarty and
      William P. Scully (5)               1,355,500(5)                   8.1%
  c/o McGrath, Doyle & Phair
  150 Broadway
  New York, NY 10038

  Frontier Capital Management
      Company, Inc. (6)                     938,050(6)                   5.6%
  99 Summer Street
  Boston, MA  02110

  * Less than one percent (1%).

(1) Includes shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options within 60 days of March 26, 1998, as follows: John W. Jackson--283,333; Sol J. Barer-- 250,746; Frank T. Cary--81,000; Arthur Hull Hayes, Jr.--35,000; Richard C. E. Morgan--61,000 shares; Walter L. Robb --54,000, and Lee J. Schroeder--46,000; Gilla Kaplan --20,000 and Jack Bowman --5,000. Does not include shares of Common Stock which the directors and executive officers had the right to acquire through the exercise of options not exercisable within 60 days of March 26, 1998, as follows: John W. Jackson--136,667; Sol J. Barer-- 68,334; Frank T. Cary--10,000; Arthur Hull Hayes, Jr.--15,000; Richard C. E. Morgan--10,000; Walter L. Robb-- 10,000, and Lee J. Schroeder--10,000; Gilla Kaplan --16,700; and Jack L. Bowman --16,700.

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

(a) See Index to Consolidated Financial Statements immediately following
    Exhibit Index.

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

Date:  March 31, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Title                                     Date
---------                     -----                                     ----
/s/ John W. Jackson           Chairman of the Board and Chief           March 31, 1999
-------------------           Executive Officer
John W. Jackson

/s/ Sol J. Barer              Director                                  March 31, 1999
-------------------
Sol J. Barer

/s/ Jack L. Bowman            Director                                  March 31, 1999
-------------------
Jack L. Bowman

/s/ Frank T. Cary             Director                                  March 31, 1999
-------------------
Frank T. Cary

/s/ Arthur Hull Hayes, Jr.    Director                                  March 31, 1999
-------------------
Arthur Hull Hayes, Jr.

/s/ Gilla Kaplan              Director                                  March 31, 1999
-------------------
Gilla Kaplan

/s/ Richard C. E. Morgan      Director                                  March 31, 1999
-------------------
Richard C. E. Morgan

/s/ Walter L. Robb            Director                                  March 31, 1999
-------------------
Walter L. Robb

/s/ Lee J. Schroeder          Director                                  March 31, 1999
-------------------
Lee J. Schroeder

/s/ James R. Swenson          Controller (Chief Accounting Officer)     March 31, 1999
-------------------
James R. Swenson

The foregoing constitutes a majority of the directors.

                               Celgene CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   Page
                                                                                                   ----
Independent Auditors' Report                                                                        F-2
Consolidated Balance Sheets as of December 31, 1997 and 1998                                        F-3
Consolidated Statements of Operations-Years Ended December 31, 1996, 1997, and 1998                 F-4
Consolidated Statements of Stockholders' Equity(deficit)-Years Ended December 31, 1996,
1997 and 1998                                                                                       F-5
Consolidated Statements of Cash Flows-Years Ended December 31, 1996, 1997 and 1998                  F-7
Notes to Consolidated Financial Statements                                                          F-9

                          INDEPENDENT AUDITORS' REPORT


The Board of directors and Stockholders
Celgene CORPORATION:

         We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiary as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                               /s/ KPMG LLP


Short Hills, New Jersey
February 11, 1999

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                                      December 31,
                                                                        1997             1998
                                                                   -------------   --------------
Current assets:
   Cash and cash equivalents                                       $  13,583,445    $   3,066,953
   Marketable securities available for sale                                   --        2,056,890
   Accounts receivable, net of allowance of $43,386 in 1998            1,430,384        2,662,389
   Inventory                                                                  --        1,571,408
   Other current assets                                                  353,266          229,060
   Assets held for disposal                                              485,170               --
                                                                   -------------    -------------

      Total current assets                                            15,852,265        9,586,700

   Plant and equipment, net                                            2,286,024        2,262,130
   Other assets                                                           79,167           79,167
                                                                   -------------    -------------

      Total assets                                                 $  18,217,456    $  11,927,997
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (deficit)

Current liabilities:
   Accounts payable                                                $     842,262    $   3,848,853
   Accrued expenses                                                    1,388,933        3,041,859
   Capitalized lease obligations                                         210,499          225,372

                                                                   -------------    -------------
      Total current liabilities                                        2,441,694        7,116,084

   Capitalized lease obligation-net of current portion                   350,670          195,578
   Long term convertible note                                                 --        8,348,959
                                                                   -------------    -------------


      Total liabilities                                                2,792,364       15,660,621
                                                                   -------------    -------------

Stockholders' equity (deficit):

   Preferred stock, $.01 par value per share
      5,000,000 shares authorized; Series A convertible,
      redeemable, cumulative preferred; 74 shares issued and
      outstanding at December 31,1997, plus $329,455 accretion
      premium; none outstanding at December 31, 1998                   4,029,455               --

   Common stock, $.01 par value per share
      20,000,000 shares authorized at December 31,1997 and
      30,000,000 shares authorized at December 31,1998;
      issued and outstanding 15,427,949 and 16,612,973 shares at
      December 31,1997 and December 31,1998, respectively                154,279          166,130

   Common stock in treasury, at cost - 22,888 shares at
      December 31, 1997 and none at December 31, 1998                    (76,535)              --

   Additional paid-in capital                                        130,838,433      140,714,314
   Accumulated deficit                                              (119,520,540)    (144,613,068)
                                                                   -------------    -------------

      Total stockholders' equity (deficit)                            15,425,092       (3,732,624)
                                                                   -------------    -------------

   Total liabilities and stockholders' equity (deficit)            $  18,217,456    $  11,927,997
                                                                   =============    =============

See accompanying notes to financial statements.

                               Celgene Corporation
                      Consolidated Statements of Operations

                                                      For Years Ended December 31,
                                                  1996            1997            1998
                                              ------------    ------------    ------------
Revenues:

Product Sales                                 $     65,000    $         --    $  3,265,490
Research contracts                                 816,665       1,122,193         535,000
                                              ------------    ------------    ------------
   Total revenues                                  881,665       1,122,193       3,800,490

Expenses:

Cost of goods sold                                      --              --         282,307
Research and development                        15,152,735      17,380,390      19,771,953
Selling, general and administrative              3,770,781       9,145,456      16,218,486
                                              ------------    ------------    ------------
   Total expenses                               18,923,516      26,525,846      36,272,746
                                              ------------    ------------    ------------
Operating loss                                 (18,041,851)    (25,403,653)    (32,472,256)

Other Income and Expense:
Interest income                                  1,308,243         495,580         705,215
Interest expense                                   323,913         111,771         255,832
                                              ------------    ------------    ------------
Loss from continuing operations                (17,057,521)    (25,019,844)    (32,022,873)

Discontinued operations (note 10)
   Loss from operations                           (761,461)       (427,183)        (59,837)
   Gain on sale of chiral assets                        --              --       7,014,830
                                              ------------    ------------    ------------
Net loss                                       (17,818,982)    (25,447,027)    (25,067,880)

Accretion of premium payable
   on preferred stock and warrants (note 7)      1,012,881         521,397          24,648
Deemed dividend for preferred stock
   conversion discount (note 7)                  2,777,777         953,077              --
                                              ------------    ------------    ------------
Net loss applicable to common
   shareholders                               $(21,609,640)   $(26,921,501)   $(25,092,528)
                                              ============    ============    ============


Per share basic and diluted (note 2):
Loss from continuing operations               $      (1.81)   $      (2.05)   $      (1.98)
Discontinued operations:
   Loss from operations                              (0.08)          (0.03)          (0.00)
   Gain on sale of chiral assets                                                      0.43
                                              ------------    ------------    ------------
Net loss applicable to common stockholders    $      (2.29)   $      (2.20)   $      (1.55)
                                              ============    ============    ============

Weighted average number of shares of
   common stock outstanding                      9,450,000      12,215,000      16,160,000
                                              ============    ============    ============


See accompanying notes to financial statements

Consolidated Statements of Stockholders' Equity (Deficit)
        Years ended December 31, 1996 and 1997



                                                         Common Stock       Preferred Stock        Treasury Stock        Additional
                                                         ------------       ---------------        --------------         Paid-in
                                                       Shares     Amount   Shares      Amount      Shares    Amount       Capital
                                                       ------     ------   ------      ------      ------    ------       -------
Balances at January 1, 1996                          8,807,863   $ 88,079      -   $          -   (24,271)    $ (243)  $ 78,064,288

Exercised stock options                                 42,069        420                                                   337,521
Repurchase of shares                                                                               (5,714)   (99,996)
Amortization of deferred compensation
Conversion  of convertible debentures                  372,681      3,727                                                 2,645,388
Issuance of preferred stock,net                                              503     25,150,000                          (1,320,375)
Conversion of preferred stock                        1,388,809     13,888   (236)   (12,141,309)                         12,127,421
Preferred stock lock-up warrants                                                                                            138,156
Accretion of premium on preferred stock                                                 874,725
Deemed dividend for preferred stock
   conversion discount                                                                                                    2,777,777
Comprehensive Income (Loss):
   Net loss
   Net change in unrealized gain (loss) on
       investment securities

Total comprehensive income (loss)
                                                ------------------------------------------------------------------------------------
Balances at December 31, 1996                       10,611,422    106,114    267     13,883,416   (29,985)  (100,239)    94,770,176

Exercised stock options                                  2,986         30                                                    20,187
Shares issued in lieu of cash bonus                      5,000         50                                                    55,575
Amortization of deferred compensation
Conversion of convertible debenture                    441,248      4,412                                                 2,326,892
Issuance of Series B Preferred Stock-net                                   5,000      4,046,923                             793,825
Conversion of preferred stock                        2,166,193     21,662 (5,180)   (14,654,071)                         14,632,409
Accretion of premium on preferred stock                                                 521,397
Redemption of preferred stock                                                (13)      (721,287)
Deemed dividend on Series B Preferred
   Stock and fair value of warrants                                                     953,077
Comprehensive Income (Loss):
   Net loss
   Net change in unrealized gain (loss) on
       investment securities

Total comprehensive income (loss)

Treasury shares issued                                                                              7,097     23,704         55,250
Issuance of common stock,net                         2,201,100     22,011                                                18,184,119
                                                ------------------------------------------------------------------------------------
Balances at December 31, 1997                       15,427,949    154,279     74      4,029,455   (22,888)   (76,535)   130,838,433
                                                                                 Accumulated
                                                                                    Other
                                                   Unamortized                  Comprehensive
                                                    Deferred     Accumulated       Income
                                                  Compensation     Deficit         (Loss)         Total
                                                  ------------     -------         ------         -----
Balances at January 1, 1996                         $ (7,085)   $ (70,989,400)    $ (13,138)    $ 7,142,501

Exercised stock options                                                                             337,941
Repurchase of shares                                                                                (99,996)
Amortization of deferred compensation                  5,952                                          5,952
Conversion  of convertible debentures                                                             2,649,115
Issuance of preferred stock,net                                                                  23,829,625
Conversion of preferred stock                                                                             -
Preferred stock lock-up warrants                                     (138,156)                            -
Accretion of premium on preferred stock                              (874,725)                            -
Deemed dividend for preferred stock
   conversion discount                                             (2,777,777)                            -
Comprehensive Income (Loss):
   Net loss                                                       (17,818,981)                  (17,818,981)
   Net change in unrealized gain (loss) on
       investment securities                                                         18,852          18,852
                                                                                            ----------------
Total comprehensive income (loss)                                                               (17,800,129)
                                                ------------------------------------------------------------
Balances at December 31, 1996                         (1,133)     (92,599,039)        5,714      16,065,009

Exercised stock options                                                                              20,217
Shares issued in lieu of cash bonus                                                                  55,625
Amortization of deferred compensation                  1,133                                          1,133
Conversion of convertible debenture                                                               2,331,304
Issuance of Series B Preferred Stock-net                                                          4,840,748
Conversion of preferred stock                                                                             -
Accretion of premium on preferred stock                              (521,397)                            -
Redemption of preferred stock                                                                      (721,287)
Deemed dividend on Series B Preferred                                                                     -
   Stock and fair value of warrants                                  (953,077)                            -
Comprehensive Income (Loss):                                                                              -
   Net loss                                                       (25,447,027)                  (25,447,027)
   Net change in unrealized gain (loss) on
       investment securities                                                         (5,714)         (5,714)
                                                                                              --------------
Total comprehensive income (loss)                                                               (25,452,741)
                                                                                              --------------
Treasury shares issued                                                                               78,954
Issuance of common stock,net                                                                     18,206,130
                                                ------------------------------------------------------------
Balances at December 31, 1997                              -     (119,520,540)            -      15,425,092


See accompanying notes to financial statements

                                                                     (continued)

          Year ended December 31, 1998



                                                Common Stock         Preferred Stock         Treasury Stock        Additional
                                             -----------------       ----------------      ------------------       Paid-in
                                             Shares         Amount   Shares    Amount      Shares      Amount       Capital
                                             ------         ------   ------    ------      ------      ------       -------
Balances at December 31,1997                15,427,949    $ 154,279     74   $ 4,029,455   (22,888)  $ (76,535)  $ 130,838,433

Exercised stock options                        283,120        2,831                                                  2,028,715
Exercise of warrants                           118,230        1,183                                                    986,883
Costs related to secondary offering                                                                                    (73,136)
Conversion  of preferred stock                 575,669        5,757    (74)   (4,054,103)                            4,048,346
Accretion of premium on preferred stock                                           24,648
Shares issued for employee benefit plans         8,317           83                         22,888      76,535         387,070
Stock purchase                                 199,688        1,997                                                  2,498,003
Net loss and comprehensive loss

                                         ---------------------------------------------------------------------------------------
Balances at December 31,1998                16,612,973    $ 166,130      -   $         -         -   $       -   $ 140,714,314
                                         =======================================================================================
                                                                          Accumulated
                                                                             Other
                                           Unamortized                    Comprehensive
                                            Deferred      Accumulated        Income
                                          Compensation      Deficit          (Loss)          Total
                                          ------------      -------          ------          -----
Balances at December 31,1997              $         -    $ (119,520,540)  $          -    $ 15,425,092

Exercised stock options                                                                      2,031,546
Exercise of warrants                                                                           988,066
Costs related to secondary offering                                                            (73,136)
Conversion  of preferred stock                                                                       -
Accretion of premium on preferred stock                         (24,648)                             -
Shares issued for employee benefit plans                                                       463,688
Stock purchase                                                                               2,500,000
Net loss and comprehensive loss                             (25,067,880)                   (25,067,880)

                                         --------------------------------------------------------------
Balances at December 31,1998              $         -    $ (144,613,068)  $          -    $ (3,732,624)
                                         ==============================================================

See accompanying notes to financial statements

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years ended December 31,
                                                           1996            1997            1998
                                                           ----            ----            ----
Cash flows from operating activities:

Loss from continuing operations                       $ (17,057,521)   $(25,019,844)   $(32,022,873)
Adjustments to reconcile loss from continuing
  operations to net cash used in operating
  activities:
    Depreciation                                            362,590         380,364         812,555
    Provision for losses on accounts receivable                  --              --          43,386
    Amortization of convertible debt costs                  234,540         126,577              --
    Amortization of deferred compensation                     5,952           1,133              --
    Interest on convertible debentures                      323,914          68,736              --
    Issuance of stock award                                      --          55,625              --
    Shares issued for employee benefit plans                     --          78,954         463,688

Change in current assets & liabilities:

   Increase in Inventory                                         --              --      (1,571,408)
   Increase(decrease) in accounts payable
      and accrued expenses                                  216,226        (379,091)      4,659,517
   (Increase)decrease in accounts receivable                 18,646      (1,051,789)     (1,275,391)
   (Increase)decrease in other assets                      (256,586)        150,304         124,206
                                                      -------------    ------------    ------------
Net cash used in continuing operations                  (16,152,239)    (25,589,031)    (28,766,320)

Net cash used in discontinued operations                   (491,872)       (302,996)        (59,837)
                                                      -------------    ------------    ------------

Net cash used in operating activities                   (16,644,111)    (25,892,027)    (28,826,157)
                                                      -------------    ------------    ------------

Cash flows from investing activities:

Capital expenditures                                     (1,340,232)     (1,240,775)       (788,661)
Proceeds from sales and maturities of marketable
   securities available for sale                        137,051,037      47,470,593       8,559,604
Purchases of marketable securities
   available for sale                                  (142,548,468)    (30,584,284)    (10,616,494)
Proceeds from sale of chiral assets                              --              --       7,500,000
                                                      -------------    ------------    ------------

Net cash provided by (used in) investing activities      (6,837,663)     15,645,534       4,654,449
                                                      -------------    ------------    ------------

Cash Flows from financing activities:

Net proceeds from secondary offering                             --      18,206,130              --
Costs related to secondary offering                              --              --         (73,136)
Proceeds from sale of stock                                      --              --       2,500,000
Proceeds from exercise of common stock
   options and warrants                                     237,946          20,217       3,019,612
Redemption of Series A preferred stock                           --        (721,287)             --
Net proceeds from issuance of preferred stock            23,829,624       4,840,748              --
Capital lease buyout                                             --              --        (400,414)
Capital lease funding                                            --         561,169         260,195
Proceeds from convertible note, net                              --              --       8,348,959
                                                      -------------    ------------    ------------

Net cash provided by financing activities                24,067,570      22,906,977      13,655,216
                                                      -------------    ------------    ------------

Net (decrease) increase in cash and cash
   equivalents                                              585,796      12,660,484     (10,516,492)

Cash and cash equivalents at beginning of year              337,165         922,961      13,583,445
                                                      -------------    ------------    ------------

Cash and cash equivalents at end of year              $     922,961    $ 13,583,445    $  3,066,953
                                                      =============    ============    ============

See accompanying notes to financial statements

                                                                     (continued)

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                           Years ended December 31,
                                                    --------------------------------------
                                                        1996          1997        1998
                                                        ----          ----        ----
Non-cash investing activity:
Change in net unrealized gain(loss) on
   marketable securities available for sale         $    18,852   $    (5,714)  $        -
                                                    ===========   ===========   ==========

Non - cash financing activities:

Issuance of common stock upon the conversion
   of convertible debentures and accrued interest
   thereon, net                                     $ 2,649,115   $ 2,331,304   $        -
                                                    ===========   ===========   ==========

Accretion of premium payable on preferred
   stock and warrants                               $ 1,012,881   $   521,397   $   24,648
                                                    ===========   ===========   ==========

Deemed dividend for preferred stock conversion
   discount                                         $ 2,777,777   $   953,077   $        -
                                                    ===========   ===========   ==========

Issuance of common stock upon the conversion
   of convertible preferred stock and accrued
   accretion thereon, net                           $12,141,309   $14,654,071   $4,054,103
                                                    ===========   ===========   ==========

Issuance of common stock upon exercise of options
   through the return of common stock previously
   outstanding                                      $    99,996   $         -   $        -
                                                    ===========   ===========   ==========

Interest paid                                       $         -   $    20,599   $   19,766
                                                    ===========   ===========   ==========


See accompanying notes to financial statements

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1997 and 1998

(1) NATURE OF BUSINESS AND LIQUIDITY

Celgene Corporation and its subsidiary Celgro (collectively "Celgene" or the "Company") is a specialty pharmaceutical company engaged in the development and commercialization of human pharmaceuticals and agrochemicals, and employs two broad technology platforms: (i) small molecule immunotherapeutic compound development and (ii) biocatalytic chiral chemistry. The initial therapeutic focus of the immunology program is the development of small molecule pharmaceuticals that have the potential to selectively regulate Tumor Necrosis Factor alpha(TNF-(alpha)), a protein whose overproduction has been linked to many chronic inflammatory and immunological diseases. The Company's lead compound in immunology is THALOMID(TM), its formulation of thalidomide, a potent yet selective inhibitor of TNF-(alpha). On July 16, 1998 the Company received an approval from the U.S. Food and Drug Administration ("FDA") to market THALOMID for the treatment of erythema nodosum leprosum ("ENL"), an inflammatory complication of leprosy, and commenced sales at the end of September, 1998. The Company expects to submit an additional New Drug Application ("NDA") in 2000 to market THALOMID in the treatment of multiple myeloma, a blood related cancer . Celgene has further applied its expertise in small molecule chemistry to develop novel and proprietary thalidomide analogues, called IMiDs(TM) (Immunomodulatory Drugs) as well as a class of proprietary immunotherapeutic pharmaceutical compounds called SelCIDs (TM) ("Selective Cytokine Inhibitory Drugs"). These two classes of compounds are orally administered small molecules that are highly specific for the suppression of TNF-(alpha) and are intended to treat chronic inflammatory diseases and other disorders.

The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development and increased commercial costs related to the launch of THALOMID. In order to assure funding for the Company's future operations, the Company may need to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. The Company believes that its current financial resources including $15.0 million received in January 1999 for a convertible note issued to an institutional investor plus the revenues from the sales of Thalomid will fund operations through 1999.

The consolidated financial statements include the parent Company and its subsidiary Celgro. All inter-company transactions have been eliminated. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The Company is subject to certain risks and uncertainties such as uncertainty of product development, uncertainties regarding regulatory approval, no assurance of market acceptance of products, risk of product liability, uncertain scope of patent and proprietary rights, intense competition, and rapid technological change.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Cash Equivalents
At December 31, 1997 and 1998, cash equivalents consisted principally of funds invested in money market funds, and United States government securities such as treasury bills and notes.

(b) Marketable Securities
The Company has classified all of its marketable securities as securities available for sale at December 31, 1998. Such securities were to be held for an indefinite period of time and were intended to be used to meet the ongoing liquidity needs of the Company. Realized gains and losses are included in operations and are measured using the specific cost identification method.

(c) Inventory
Inventories are priced at lower of cost or market using the first-in, first-out
(FIFO) method. The cost of inventory reflects primarily the packaging costs for a significant portion of the finished goods inventory. Prior to FDA approval, the raw material, formulation and encapsulation costs are recorded as Research and Development expense.

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

 (2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 (d) Long-Lived Assets
Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. The estimated useful lives of fixed assets are as follows:

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

(e) Research and Development Costs
All research and development costs are expensed as incurred.

(f) Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for all years in which the temporary differences are expected to reverse.

Research and development tax credits will be recognized as a reduction of the provision for income taxes when realized.

(g) Revenue Recognition
Revenue from the sale of products is recognized upon product shipment. Revenue under research contracts is recorded as earned under the contracts, generally as services are provided. Revenue is recognized immediately for nonrefundable license fees when agreement terms require no additional performance on the part of the Company.

(h) Stock Options
The Company generally does not record compensation cost for the issuance of employee stock options since the options are generally issued with an exercise price equal to the market price at the date of grant. For the fair value of the employee stock options issued in 1996, 1997 and 1998, see note 7.

(i) Earnings per Share
"Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options, warrants, conversion of convertible debentures and preferred stock are all anti-dilutive. The amount of common stock equivalents excluded from the calculation were 3,738,168 in 1996, 3,770,954 in 1997, and 3,863,535 in 1998.

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j) Comprehensive Income
On January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income
(loss) consists of net losses and net unrealized gains (losses) on securities and is presented in the statements of stockholders' equity (deficit). The Statement requires only additional disclosures in the financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

(k) Presentation
In connection with the disposition of the Company's chiral intermediate operation (see note 9), the 1996, 1997, and 1998 financial results applicable to continuing operations exclude amounts from this discontinued operation.

(l) Fair Value of Financial Instruments
The fair value, which is the carrying value, of marketable securities available for sale is based on quoted market prices. The convertible debentures approximate fair value due to interest rates approximating market rates. For all other financial instruments their carrying value approximates fair value due to the short maturity of these instruments.

(3) INVENTORY

                                               December 31,
                                                  1998
                                             --------------
           Raw materials                       $  440,400
           Work in process                        535,494
           Finished gods                          595,514
                                             ==============
           Total                               $1,571,408
                                             ==============

Inventory costs prior to FDA approval of THALOMID on July 16, 1998 were expensed as research and development costs.

(4) PLANT AND EQUIPMENT
Plant and equipment consists of the following:

                                                              December 31,
                                                       1997                  1998
                                                 ------------------    ------------------
        Leasehold improvements                        $ 3,957,366           $ 4,008,246
        Laboratory equipment and machinery              4,430,336             4,874,733
        Furniture and fixtures                            437,478               470,667
        Leased Equipment                                  415,109               675,304
                                                 ------------------    ------------------
                                                        9,240,289            10,028,950

        Less: accumulated depreciation                  6,954,265             7,766,820
                                                 ------------------    ------------------

                                                      $ 2,286,024           $ 2,262,130
                                                 ==================    ==================

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

(5) ACCRUED EXPENSES
Accrued expenses consists of the following:

                                                              December 31,
                                                         1997                  1998
                                                 ------------------    ------------------
        Professional and consulting fees             $    235,000          $    787,381
        Accrued compensation                            1,041,772             1,650,048
        Other                                             112,161               604,430
                                                 ------------------    ------------------
                                                      $ 1,388,933           $ 3,041,859
                                                 ==================    ==================

(6) CONVERTIBLE DEBT

On September 16, 1998 the Company issued a convertible note to an institutional investor in the amount of $8,750,000. The note has a five year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $11 per share. The Company can redeem the note after three years at 103% of the principal amount, (two years if the Company's stock trades at $24.75 or higher for a period of 20 consecutive trading days). This note was issued at a discount of $437,500 which is being amortized over three years.

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

(7) STOCKHOLDERS' EQUITY

Series A Convertible Preferred Stock

On March 13, 1996, in a private placement, the company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Preferred Stock"), at an issue price of $50,000 per share. The Company received net proceeds, after offering costs, of $23,829,625. The Preferred Stock, plus accretion at a rate of 4.9% per year, was convertible at the option of the holders thereof, into common stock of the Company at a conversion price per share of common stock equal, generally, to the lesser of (i) $18.81 or (ii) 90% of the average closing price per share of the common stock for the seven trading days immediately prior to the date of conversion. As a result of the issuance of securities with variable conversion features the Company recognized the value of the discount to market conversion feature as a deemed dividend.

In connection with the private placement, the Company also granted to certain executives and affiliates of the placement agent warrants, valued at $60,168, to purchase an aggregate of 66,853 shares of common Stock at an exercise price of $20.52, subject to proportional adjustment in the event that the Company undertakes a stock split, stock dividend, recapitalization or similar event. These warrants are exercisable for a period of five years from the date of issuance. These warrants are all outstanding at December 31, 1998.

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

(7) STOCKHOLDERS' EQUITY, Continued

As of December 31, 1998, all of the shares of the Series A Preferred Stock (503 shares), with their respective accrued accretion, had been converted or redeemed into 3,342,202 shares of common stock. Through December 31, 1998 the Company had accrued $1,420,770 representing accretion of the premium on the Preferred Stock. The Company agreed to reduce the maximum conversion price of 58 shares to $8.50 per share of common stock from $18.81 for holders who agreed to a lock-up ending on December 1, 1997. During 1996 the Company had also issued warrants valued at $138,156, that entitle certain stockholders of the Series A Preferred Stock to purchase 153,507 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. At December 31, 1998, all these warrants either expired or were exercised for 3,418 shares of common stock.

Series B Convertible Preferred Stock

On June 9, 1997, in a private placement, the Company completed the sale of 5,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), par value $.01 per share, at an issue price of $1,000 per share. The Company received net proceeds, after offering costs of $4,840,748. Shares could be converted at an initial conversion price of $6.50 per share. As of December 31, 1998, all shares of the Series B Preferred had been converted into 788,469 shares Common Stock.

Upon request of the purchasers of the Series B Preferred, the Company is required to issue warrants to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price in effect on the Issuance Date (230,769 warrants as of December 31, 1998) plus (ii) 37.5% of the conversion shares issuable on such issuance date upon conversion of all shares of Series B Preferred Stock issued through the issuance date (288,461 warrants as of December 31, 1998). All such warrants will have a term of four years from the issuance date and an exercise price equal to 115% of the conversion price in effect on the issuance date ($6.50 at December 31, 1998). The fair value of warrants at the issuance date was $1.28 per warrant. As of December 31, 1998 no warrants have been issued.

Through December 31, 1998, the Company had recorded $953,077 representing accretion of the deemed dividend on the Series B Preferred Stock. The deemed dividend represents the difference between the Series B Preferred Stock conversion price and the Company's Common Stock fair market value at the date of issuance.

Preferred Stock

The Board of Directors has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of those shares.

Rights Plan

During 1996, the Company adopted a shareholder rights plan ("Rights Plan"). The Rights Plan involves the distribution of one "Right" as a dividend on each outstanding share of the Company's common stock to each holder of record on September 26, 1996. Each Right shall entitle the holder to purchase one-tenth of a share of common stock. The Rights trade in tandem with the common stock until, and are exercisable upon, certain triggering events, and the exercise price is based on the estimated long term value of the Company's common stock.

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

(8) STOCK BASED COMPENSATION

(a) Stock Options

The Company has two incentive plans that provide for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 1,400,000 shares of common stock under the 1992 plan and 1,500,000 shares of common stock under the 1998 plan, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors (the "Committee") determines the type, amount and terms, including vesting, of any awards made under the Incentive Plan. The plans terminate in 2002 and 2008 respectively.

With respect to options granted under the incentive plans, the exercise price may not be less than the fair market value of the common stock on the date of grant. In general, each option granted under the Plans vests evenly over a three or four year period and expires 10 years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period for options and restricted stock awards granted under the Plans is subject to certain acceleration provisions if a change in control, as defined in the Plans, occurs.

On June 16, 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which provides for the granting of non-qualified stock options to purchase an aggregate of not more than 350,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company ("Non-Employee Directors"). Each new Non-Employee Director, upon the date of his election or appointment, receives an option to purchase 20,000 shares of common stock. Additionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof if he has served less than one year). The shares subject to each non-employee director's option grant of 20,000 shares vest in four equal annual installments commencing on the first anniversary of the date of grant. The shares subject to an annual meeting option grant vest in full on the date of the first annual meeting of stockholders held following the date of grant. All options are granted at an exercise price that equals the fair market value of the Company's common stock at the grant date and expire 10 years after the date of grant. This plan terminates in 2005.

The weighted-average fair value per share for stock options granted was $3.97 for the 1998 options, $3.93 for the 1997 options, and $5.01 for those granted in 1996. The company estimated the fair values using the Black-Scholes option pricing model and used the following assumptions:

                                                  1996          1997          1998
                                                  -----         -----         ----
     Risk-free interest rate                      6.38%         6.37%         5.68%
     Expected stock price volatility                62%           55%           66%
     Expected term until exercise (years)         2.22          3.09          2.86
     Expected dividend yield                         0%            0%            0%

The Company does not record compensation expense for stock option grants. The following table summarizes results as if compensation expense was recorded for the annual option grants under the fair value method:

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

(8) STOCK BASED COMPENSATION (Continued)

     (thousands of dollars, except per share data)          1996            1997         1998
     ---------------------------------------------          ----            ----         ----
     Net loss applicable to common shareholders:
         As reported                                       $(21,610)     $(26,922)      $(25,093)
         Pro forma                                         $(23,515)     $(28,652)      $(26,745)
     Per share basic and diluted:
         As reported                                       $  (2.29)     $  (2.20)      $  (1.55)
         Pro forma                                         $  (2.49)     $  (2.35)      $  (1.66)

The pro forma effects on net loss and loss per share for 1996, 1997 and 1998 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

The following table summarizes the stock option activity for both Plans:

                                                                      Options Outstanding
                                                           ------------------------------------------
                                  Shares Available                             Weighted Average
                                      for Grant              Shares            Price per Share
                                 --------------------        ------     -----------------------------
Balance January 1, 1996               1,201,913             1,415,341               $ 7.70
      Expired                          (126,126)                   --                   --
      Granted                          (679,037)              679,037                13.25
      Exercised                              --               (42,069)                8.03
      Cancelled                          46,095               (46,095)                6.40
                                      ----------             ---------               -----
Balance December 31, 1996               442,845             2,006,214                 9.60
      Authorized                        500,000                    --                   --
      Expired                           (74,797)                   --                   --
      Granted                          (492,775)              492,775                 9.39
      Exercised                              --                (6,986)                7.83
      Cancelled                         142,027              (142,027)                9.36
                                       ---------             ---------              ------
Balance December 31, 1997               517,300             2,349,976                 9.59
      Authorized                      1,620,000                    --                   --
      Expired                           (85,095)                   --                   --
      Granted                          (559,983)              559,983                 8.87
      Exercised                              --              (283,120)                7.18
      Cancelled                         198,726              (198,726)               10.74
                                       ---------             ---------              ------
Balance December 31, 1998             1,690,948             2,428,113               $ 9.62
                                     ===========            ==========              ======

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

(8) STOCK BASED COMPENSATION (Continued)

The following table summarizes information concerning options outstanding under the Plans at December 31, 1997:

                       Options Outstanding                                            Options Exercisable
     ------------------------------------------------------------------          -----------------------------
                                              Weighted        Weighted                               Weighted
                             Number            Average        Average              Number             Average
        Range of          Outstanding         Exercise       Remaining           Exercisable         Exercise
     Exercise Price       at 12/31/98           Price       Term (yrs.)          at 12/31/98           Price
     --------------       -----------           -----       -----------          -----------           -----
        5.00- 9.00          1,350,740         $  7.48             5.6              863,361            $  7.12
        9.01-13.00            610,644           10.74             7.6              298,854              10.81
       13.01-18.00            466,729           14.31             6.9              405,319              14.12
                            ----------        --------            ---            ----------           -------
                            2,428,113         $  9.62             6.6            1,567,534            $  9.63
                            ==========        ========            ===            ==========           =======

On January 22, 1999 the Company granted options to purchase approximately 105,000 shares to certain members of management exercisable at $16.50 (market price at the date of grant). These options vest evenly over three years and have a ten year term. Also on January 22, 1999, the Company granted options to purchase approximately 140,000 shares to certain employees at an exercise price of $16.50. The options vest equally over four years and have a ten year term.

(b) Stock Awards

On January 1, 1997, the Company awarded 5,000 shares to the Company's Chairman and CEO, which were immediately vested. the fair value of $55,625 for this award was expensed.

(c) Warrants

In connection with the retention of an investment firm to assist in the sale and issuance of 8% Convertible Debentures, the Company in August, 1995 granted to such firm warrants to purchase until July 31, 2000, 105,000 shares of common stock at a price of $9.60 per share. As of December 31, 1998, 40,188 warrants were outstanding.

In connection with the retention of an investment firm to assist in the sale and issuance of the Series A Preferred Stock, the Company, in March, 1996 granted to such firm warrants to purchase until March 10, 2001, 66,853 shares of common stock at a price of $20.52. These warrants were outstanding as of December 31, 1998.

During 1997, the Company issued to certain stockholders of the Series A Convertible Preferred Stock warrants valued at $7,826, to purchase 8,696 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. These warrants are exercisable for a period of two years from the date of issuance and these warrants were outstanding as of December 31, 1998.

In connection with the retention of a consultant to provide strategic development services, the Company, in December 1997, granted to such consultant warrants to purchase until December 24, 1999, 5,000 shares of common stock at a price of $12.00. these warrants were outstanding as of December 31, 1998.

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

(9) INCOME TAXES

At December 31, 1997 and 1998, the tax effects of temporary differences that give rise to deferred tax assets are as follows:

Deferred Assets:                                                                       1997            1998
                                                                                   ------------    ------------
             Federal and state net operating loss carryforwards                    $ 44,334,000    $ 54,779,000
             Research and experimentation tax credit carryforwards                    2,735,000       3,235,000
             Plant and equipment, principally due to differences in depreciation        753,000         772,000
             Patents, principally due to differences in amortization                     68,000          62,000
             Accrued expenses                                                           385,000         665,000
                                                                                   ------------    ------------
             Total deferred tax assets                                               48,275,000      59,513,000
             Valuation allowance                                                    (48,275,000)    (59,513,000)
                                                                                   ------------    ------------
             Net deferred tax assets                                               $         --    $         --
                                                                                   ============    ============

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1998, the Company had net operating loss carryforwards of approximately $135,000,000 that will expire in the years 2001 through 2012. The Company also has research and experimentation credit carryforwards of approximately $3,235,000 that expire in the years 2001 through 2018. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs.

(10) DISCONTINUED OPERATION

On January 9, 1998, the Company concluded an agreement with Cambrex Corporation for Cambrex to acquire Celgene's chiral intermediate business for approximately $15 million. The Company received $7.5 million upon the closing of the transaction, and will receive future royalties with a present value not exceeding $7.5 million, with certain minimum royalty payments in the third through sixth year following the closing of the transaction. Included in the transaction are the rights to Celgene's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the current pipeline of third party products and the equipment and personnel associated with the business.

Revenues relative to the chiral intermediate business were approximately $1.4 million, and $2.1 million for 1996 and 1997, respectively. Direct expenses related to the chiral intermediate business were $2.2 million and $2.5 million for 1996 and 1997, respectively.

(11) MARKETABLE SECURITIES AVAILABLE FOR SALE

Marketable securities available for sale at December 31, 1998 include debt securities with maturities ranging from March, 1999 to October, 2002. Marketable securities at December 31, 1998 include Corporate Bonds ($1,006,890) and US Government and agency obligations ($1,050,000). The carrying value equaled fair market value. There were no marketable securities at December 31, 1997.

(12) COMMITMENTS AND CONTINGENCIES

(a) Leases
Celgene leases its main laboratory and office facilities in Warren Township, New Jersey. The current lease term for the main laboratory and office space expires in 2002 and has one five-year renewal option. Annual payments are $330,000. The lease provides that at the end of each five-year term, the rent will be increased based upon the change in the consumer price index, but in no case shall the increase be greater than 20%. Celgene is also required to pay additional amounts for real estate taxes, utilities, and maintenance. Total rental expense amounted to $453,000, $477,000 and $486,000 in 1996, 1997 and
1998, respectively. Celgene

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

has subleased 12,500 square feet of this facility to Cambrex Corporation for up to three years for the Chiral Intermediate business which Cambrex purchased on January 9, 1998.

In January, 1997 the Company entered into a sub-lease agreement to lease an additional 18,000 square feet of laboratory and office space in Annandale, New Jersey. The sub-lease agreement is for a two year term, expiring in February, 1999. Annual payments are $227,500.

In July, 1997, the Company entered into an equipment leasing agreement; under the agreement, the Company can lease up to $1,000,000 of equipment for a three year term after which the Company can purchase the equipment for a nominal value. Through December 31, 1998, the Company has leased $675,000 of laboratory equipment under this agreement. Under this capital lease, the Company is committed to 36 monthly payments of approximately $21,000.

(b) Employment Agreements
Celgene has employment agreements with certain officers and employees. The related outstanding commitments over the next two years are approximately $1.6 million, of which $1.0 million is due in 1999. Employment contracts provide for an increase in compensation reflecting annual reviews and related salary adjustments.

(c) Contracts
Pursuant to the terms of a research and development agreement with The Rockefeller University, the Company has the world-wide exclusive license to manufacture and market any drugs, including Thalomid, which may result from the research performed at Rockefeller and funded by the Company. Rockefeller is entitled to receive royalties based on commercial sales of any such drugs for certain indications for ten years after the first sale. Under terms of the current research agreement extension, the Company is committed to pay Rockefeller $504,000 annually for research.

In December 1995 the Company entered into an agreement with Penn Pharmaceutical, Ltd. of Great Britain ("Penn") for the production of Thalomid. Annual facility payments are approximately $480,000, which commenced in December, 1996. Penn will manufacture Thalomid and sell it exclusively to the Company. The agreement has been renewed for 1999, for facility payments of approximately $480,000.

In October 1997, the Company entered into a contract with Boston University to manage the surveillance registry which is intended to monitor compliance to the requirements of the Company's S.T.E.P.S. program (prescription safety and education program) for all Thalomid patients. The contract has been renewed for 1999. Under the terms of the agreement quarterly payments of approximately $300,000 are required. The contract is renewable for one year terms upon agreement of both parties.

In December 1997, the Company entered into a research agreement with the University of Glasgow for clinical testing and evaluation of certain of Celgene's patented compounds. Under terms of the agreement, Celgene would pay the University approximately $200,000 in two annual installments. The term of the agreement is for two years.

In June 1998, the Company entered into a research agreement with a contract research organization to manage the pivotal clinical trial for d-methylphenidate encompassing four separate protocols. The agreement is for approximately two years and is estimated at approximately $3.0 million over the life of the agreement.

In December 1998, the Company entered into an exclusive license agreement with EntreMed, Inc. whereby EntreMed granted to Celgene an exclusive license to its patent and technology rights for thalidomide. In return EntreMed will receive royalties on all sales of Thalomid.

In December 1998, the Company entered into a one year clinical trial agreement with the University of Arkansas for Medical Science to collaborate on clinical trials for multiple myeloma under four separate protocols. The commitment for 1999 is $200,000.

                               CELGENE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
                        December 31, 1996, 1997 and 1998

The Company has various other research and consulting agreements totaling approximately $336,000 for 1999.

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

(e) Concentration of Market Risk
Sales to one chain pharmacy and three wholesalers accounted for 27%, 18%, 15%, and 14% of sales respectively, in 1998. The direct sales to the chain pharmacy were for the initial stocking order. All future sales will be through wholesalers.

One customer accounted for 100% of the research contract revenue in 1996 and 1997. Three customers accounted for 37%, 28% and 24% of 1998 research contract revenue.

(13) SUBSEQUENT EVENT

On January 20, 1999, the Company issued a $15.0 million convertible note to an institutional investor. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the note holder to convert the debt into shares of common stock after one year at a conversion price of $18 per share. The Company can redeem the note after three years, (two years if the stock trades at 225% of the conversion price for a period of 20 consecutive trading days), at 103% of the principal amount. Net proceeds after issuance at a discount were $14.25 million.

(c)      Exhibit Index.

3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

3.2 Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8K, dated September 16, 1996).

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

10.2 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 30, 1997).

10.3 1995 Non-Employee Directors' Incentive Plan (incorporated by reference to Exhibit B to the Company's Proxy Statement, dated May 30, 1997).

10.4 Agent's Warrant issued in connection with the placement of 8% Convertible Debentures (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10Q for the quarter ended June 30, 1995).

10.5 Agent's Warrant issued in connection with the placement of Series A Convertible Preferred Stock (incorporated by reference to the Company's Annual Report on Form 10K for the year ended December 31, 1995).

10.6 Form of Lock-Up Warrant issued to certain holders of Series A Convertible Preferred Stock (incorporated by reference to the Company's Registration Statement on Form S-3 dated November 25, 1997 (No. 333-38891)).

10.7 Form of Warrant to be issued in connection with the issuance of Series B Convertible Preferred Stock (incorporated by reference to Exhibit
         10.2 to the Company's Current Report on Form 8K dated June 10, 1997).

10.8 Rights Agreement, dated as of September 16, 1996, between Celgene Corporation and American Stock Transfer & Trust Company (incorporated by reference to the Company's Registration Statement on Form 8A, filed on September 16, 1996).

10.9 Form of indemnification agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10K for the year ended December 31, 1996).

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

10.13 Celgene Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).

10.14 Form of Stock Option Agreement to be issued in connection with the Celgene Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).

10.15 1998 Long Term-Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 18, 1998).

10.16 Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail Laboratories Incorporated (incorporated by reference to the Company's Current Report on Form 8K filed on July 17, 1998 (No. 000-16132)).

10.17 Agreement dated December 9, 1998 between the Company and EntreMed, Inc. (certain portions of the agreement have been omitted and filed separately with the United States Securities and Exchange Commission pursuant to a request for confidential treatment.

23.1     Consent of KPMG LLP

27.      Financial Data Schedule