Form 10-K/A
period 1998-12-31
CELGENE CORP /DE/
filed 1999-04-05
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K A

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 1998

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ___________ to ___________

Commission File No. 0-16132


                               CELGENE CORPORATION
             (Exact name of registrant as specified in its charter)


           Delaware                                       22-2711928
--------------------------------                --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
 incorporation or organization)

         7 Powder Horn Drive
         Warren, New Jersey                                 07059
-----------------------------------------               --------------
(Address of principal executive offices)                  (Zip Code)

                                 (732) 271-1001
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K

This form 10-K A amends Celgene Corporation's 10K for the fiscal year ended December 31, 1998 in the following respects: Exhibit 10-17, Agreement between the Company and EntreMed, Inc., inadvertently excluded from the 10K filing, has herewith been attached.

                                TABLE OF CONTENTS
                                -----------------

Item No.                                                                            Page
--------                                                                            ----

Part I

 1.               Business                                                            1
 2.               Properties                                                         25
 3.               Legal Proceedings                                                  25
 4.               Submission of Matters to a Vote of
                     Security Holders                                                25
Part II

 5.               Market for registrant's Common Equity
                     and Related Stockholder Matters                                 26
 6.               Selected Financial Data                                            27
 7.               Management's Discussion and Analysis
                     of Financial Condition and results of Operations                28
 8.               Financial Statements and Supplementary Data                        32
 9.               Changes in and disagreements with Accountants
                     on Accounting and Financial Disclosure                          33

Part III

10.               Directors and Executive Officers of the
                     Registrant                                                      33
11.               Executive Compensation                                             35
12.               Security Ownership of Certain Beneficial
                     Owners and Management                                           39
13.               Certain Relationships and Related
                     Transactions                                                    40
                     Signatures                                                      41
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

                                                 CELGENE CORPORATION

                                                 By  /s/ Sol J. Barer
                                                     ----------------
                                                     Sol J. Barer
                                                     President and
                                                     Chief Operating Officer

Date: April 5, 1999

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