Form 10-K/A
period 1998-12-31
CELGENE CORP /DE/
filed 1999-05-05
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K A-2

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

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K

This form 10-K A-2 amends Celgene Corporation's 10K for the fiscal year ended December 31, 1998 in the following respects: Exhibit 10-17, Agreement between the Company and EntreMed, Inc., which has been amended in accordance with the Company's Amended Confidential Treatment Request dated May 5, 1999, is herewith attached.

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

Date: May 5, 1999

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

* 23.1     Consent of KPMG LLP

* 27.      Financial Data Schedule

-------------
* Previously Filed