Form 10-Q
period 1999-03-31
CELGENE CORP /DE/
filed 1999-05-13
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            22-2711928
----------------------------------------                  ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification Number)

7 Powder Horn Drive, Warren, NJ                                   07059
----------------------------------------                        ----------
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

                                 Yes _x__ No ___

At April 30, 1999, 16,901,546 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q


                                                                        Page No.
PART I    FINANCIAL INFORMATION


Item I    Unaudited Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets
          as of March 31, 1999 (unaudited)
          and December 31, 1998                                                3

          Condensed Consolidated Statements of
          Operations - Three-Month Periods Ended
          March 31, 1999 and 1998 (unaudited)                                  4

          Condensed Consolidated Statements of
          Cash Flows - Three-Month Periods Ended
          March 31, 1999 and 1998 (unaudited)                                  5

          Notes to Unaudited Condensed Consolidated
          Financial Statements                                                 7


Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        9


Item 3    Quantitative and Qualitative Disclosures
          about Market Risk                                                   12


PART II   OTHER INFORMATION                                                   13

          Signatures                                                          14

                               CELGENE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 March 31,1999      December 31,1998
ASSETS                                                                                            ------------        ------------
                                                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                                                      $  9,295,528        $  3,066,953
   Marketable securities available for sale                                                          5,505,813           2,056,890
   Accounts receivable, net of allowance of $60,960
      at March 31, 1999 and $43,386 at December 31, 1998                                             3,222,317           2,662,389
   Inventory                                                                                         1,859,316           1,571,408
   Other current assets                                                                                589,690             229,060
                                                                                                  ------------        ------------
      Total current assets                                                                          20,472,664           9,586,700

   Plant and equipment, net                                                                          2,109,851           2,262,130
   Other assets                                                                                        518,892              79,167
                                                                                                  ------------        ------------
      Total assets                                                                                $ 23,101,407        $ 11,927,997
                                                                                                  ============        ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                                               $  3,217,987        $  3,848,853
   Accrued expenses                                                                                  4,319,365           3,041,859
   Capitalized lease obligations                                                                       225,372             225,372
                                                                                                  ------------        ------------
      Total current liabilities                                                                      7,762,724           7,116,084

   Capitalized lease obligation-net of current portion                                                 153,691             195,578
   Long term convertible notes                                                                      23,385,418           8,348,959
                                                                                                  ------------        ------------
      Total liabilities                                                                             31,301,833          15,660,621
                                                                                                  ------------        ------------

Stockholders' equity (deficit):


   Common stock, $.01 par value per share 30,000,000 shares authorized at March
      31,1999 and December 31,1998; issued and outstanding 16,863,488 and
      16,612,973 shares at March 31, 1999 and
      December 31, 1998, respectively                                                                  168,635             166,130


   Additional paid-in capital                                                                      142,835,797         140,714,314
   Accumulated deficit                                                                            (151,204,858)       (144,613,068)
                                                                                                  ------------        ------------
      Total stockholders' (deficit)                                                                 (8,200,426)         (3,732,624)
                                                                                                  ------------        ------------
   Total liabilities and stockholders' (deficit)                                                  $ 23,101,407        $ 11,927,997
                                                                                                  ============        ============

          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Month Period
                                                          Ended March 31,
                                                    ---------------------------
                                                        1999           1998
                                                    ------------   ------------
Revenues:

   Product Sales                                    $  3,492,068   $         --
   Research contracts                                    812,500         80,000
                                                    ------------   ------------
   Total Revenues                                      4,304,568         80,000
Expenses:

   Cost of Goods Sold                                    655,850             --
   Research and development                            4,515,304      3,940,227
   Selling, general and administrative                 5,325,402      3,225,915
                                                    ------------   ------------

   Total Expenses                                     10,496,556      7,166,142

Operating Loss                                        (6,191,988)    (7,086,142)

   Interest income                                       145,994        249,861
   Interest expense                                      545,795          1,364
                                                    ------------   ------------

Loss from continuing operations                       (6,591,789)    (6,837,645)

Discontinued Operations: (Note 6)

   Loss from operations                                       --        (59,837)
   Gain on sale of chiral assets                              --      7,014,830

                                                    ------------   ------------
Net income (loss)                                     (6,591,789)       117,348

Accretion of premium payable on preferred
   stock                                                      --         24,648

Net income (loss) applicable to common              ------------   ------------
   shareholders                                     $ (6,591,789)  $     92,700
                                                    ============   ============

Per share basic and diluted :
   Loss from continuing operations                  $      (0.39)  $      (0.44)

   Discontinued operations:
      Loss from operations                          $       0.00   $      (0.00)
      Gain on sale of chiral assets                                        0.45
Net income (loss) applicable to common
   shareholders per basic share of common stock     $      (0.39)  $       0.01
                                                    ============   ============

Weighted average number of shares of
   common stock outstanding                           16,755,000     15,673,000
                                                    ============   ============

          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW
                                   (Unaudited)

                                                          Three Month Period
                                                            Ended March 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
Cash flows from operating activities:

Loss from continuing operations                       $(6,591,789)  $(6,837,645)
Adjustments to reconcile loss from continuing
   operations to net cash used in operating
   activities:
   Depreciation                                           205,322       206,927
   Issuance of stock for employee benefits                799,823            --
   Provision for doubtful accounts                         17,574            --
   Amortization of discount on convertible note            36,459            --
   Amortization of debt issuance costs                     62,500            --

Change in current assets & liabilities:

   Increase in Inventory                                 (287,908)           --
   Increase in accounts payable
      and accrued expenses                                646,640       544,012
   (Increase) Decrease in accounts receivable            (577,502)    1,250,097
   Increase in other assets                              (112,855)     (354,184)
                                                      -----------   -----------
Net cash used in continuing operations                 (5,801,736)   (5,190,793)

Net cash used in discontinued operations                       --       (59,835)
                                                      -----------   -----------

Net cash used in operating activities                  (5,801,736)   (5,250,628)
                                                      -----------   -----------

Cash flows from investing activities:

Capital expenditures                                      (53,043)     (245,372)
Proceeds from sales and maturities of marketable
   securities available for sale                        1,046,570            --
Purchases of marketable securities
   available for sale                                  (4,495,493)   (4,945,340)
Proceeds from sale of chiral assets                            --     7,500,000
                                                      -----------   -----------

Net cash provided by (used in) investing activities    (3,501,966)    2,309,288
                                                      -----------   -----------

Cash Flows from financing activities:

Costs related to secondary public offering                     --      (228,989)
Proceeds from exercise of common stock
   options and warrants                                 1,324,165       362,348
Capital lease buyout                                      (41,888)     (236,861)
Debt issuance costs                                      (750,000)           --
Proceeds from convertible note                         15,000,000            --
                                                      -----------   -----------

Net cash provided by (used in) financing activities    15,532,277      (103,502)
                                                      -----------   -----------

Net (decrease) increase in cash and cash
   equivalents                                          6,228,575    (3,044,842)

Cash and cash equivalents at beginning of period        3,066,953    13,583,445
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 9,295,528   $10,538,603
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOW (continued)
                                  (Unaudited)

                                                            Three Month Period
                                                              Ended March 31,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
Non - cash financing activities:

Issuance of common stock upon the conversion
   of Series A convertible preferred stock and
   accretion thereon, net                                $       --   $4,054,103
                                                         ==========   ==========

Accretion of premium payable on preferred
   stock and warrants                                    $       --   $   24,648
                                                         ==========   ==========



Interest Paid                                            $  410,638   $    1,364
                                                         ==========   ==========

          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 1999


1.    Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared from the books and records of Celgene Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results may not be indicative of the results that may be expected for the year.

      The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10K.


2.    Series A. Convertible A Preferred Stock

      The Series A Convertible Preferred Stock ("Preferred Stock"), was issued on March 13, 1996 with accretion at a rate of 4.9% per year, convertible into common stock of the Company. As of February 23, 1998, all 503 shares of the Series A Preferred Stock, with their respective accretion, had been converted or redeemed into 3,342,202 shares of common stock.


3.    Warrants to Acquire Common Stock

      Under the terms of a private placement of Series B Preferred Stock with Chancellor LGT Asset Management, Inc. ("Chancellor") entered into on June 9, 1997, upon the request of the purchasers of the Series B Preferred, the Company is obligated to issue warrants to Chancellor to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price ($6.50 at March 31, 1999) in effect on the issuance date (230,769 warrants as of March 31, 1999) plus (ii) 37.5% of the conversion shares issuable on such issuance date upon conversion of all shares of Series B Preferred Stock issued through the issuance date (288,461 warrants as of March 31, 1999). All such warrants will have a term of four years from the issuance date and an exercise price equal to 115% of the Conversion Price in effect on the issuance date. As of March 31, 1999 no warrants have been issued.


4.    Convertible Debt

      On January 20, 1999, the Company issued to an institutional investor a convertible note in the amount of $15,000,000. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $18 per share. The Company can redeem the note after three years at 103% of the principal amount,(two years under certain conditions). The Company received $14,250,000, net of debt issuance costs of $750,000 which are being amortized over three years.


5.    Marketable Securities Available for Sale

      Marketable securities available for sale at March 31, 1999 include debt securities with maturities ranging from June 1999 to August 2004. Cost approximates fair market value. A summary of marketable securities at March 31, 1999 is as follows:

                                                                   Cost
                                                                ----------
      Commercial Paper                                          $1,964,242
      Government Bonds & Notes                                   1,008,280
      Government Agencies                                        2,533,291
                                                                ----------
      Total                                                     $5,505,813
                                                                ==========

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


7.    Comprehensive Income

                                                 Three Months Ended
                                         ----------------------------------
                                         March 31, 1999      March 31, 1998
                                         --------------      --------------
      Net Income(Loss)                     $(6,591,789)        $   117,348
      Other Comprehensive Income(Loss)              --                  --
                                           -----------         -----------

      Total Comprehensive Income(Loss)     $(6,591,789)        $   117,348
                                           ===========         ===========

8.    New Accounting Pronouncement

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

Part 1 - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Three month period ended March 31, 1999 vs.
Three month period ended March 31,1998

      Total Revenues. The Company's total revenues for the three months ended March 31, 1999 increased significantly to $4.3 million compared with $80,000 in the same period of 1998. Revenue in 1999 consisted of product sales of $3.5 million and research contract revenue of $813,000. In 1998 the revenue was all from research contracts. The $3.5 million of product sales are sales of THALOMID(R)(thalidomide) which was launched at the end of the third quarter 1998. The research contract revenue consists of a $500,000 milestone payment from an agreement for the development of d-methylphenidate, and $313,000 for quarterly payments received by Celgro, the Company's agrochemical subsidiary, under two separate agreements.

      Cost of Goods Sold. Cost of goods sold during the first quarter 1999 was $656,000 and relates to THALOMID, the Company's first commercial product, launched in late September 1998. The cost of goods sold is lower than expected and reflects primarily packaging costs and excludes raw material and encapsulation costs. Raw material, encapsulation and other inventory related costs were expensed as research and development costs prior to FDA approval.

      Research and development expenses. Research and development expenses increased by 15% in the first quarter 1999 to $4.5 million from $3.9 million in the same period last year. The increase was primarily in spending for preclinical toxicology studies and clinical trials for both d-methylphenidate, the Company's chirally pure version of Ritalin(R), and THALOMID.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 increased by 65% to approximately $5.3 million from $3.2 million in the same period of 1998. The increase was due primarily to the expansion of the sales and marketing organization and related expenses of approximately $700,000, approximately $780,000 for warehousing and distribution, expansion of the medical affairs and drug safety department approximately $200,000, and other miscellaneous expenses of $400,000.

     Interest income and expense. Interest income for the first quarter 1999 decreased 42% to approximately $146,000 from $250,000 in the same period of 1998. The decrease was due to lower average cash balances in 1999. Interest expense increased to approximately $546,000 from $1,000 in 1998. The increase was due primarily to the interest expense associated with the convertible notes.

     Net loss from continuing operations. The net loss from continuing operations for the period ended March 31, 1999 decreased by 4% to $6.6 million from $6.8 million in the same period of 1998. The decrease was due to the gross profit of $3.6 million on the THALOMID(R) sales and research contract revenue offset by higher operating expenses of $2.7 million as described above and higher interest expense.

      Discontinued operations. The chiral intermediate business was sold in early January 1998 with approximately $60,000 in operating expenses incurred prior to the sale. There were no discontinued operations in 1999.

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

      In January 1999, the Company issued a convertible note in the amount of $15.0 million to an institutional investor. The note has a five year term and a coupon rate of 9.0% with interest payable on a semi-annual basis. The debt contains a conversion feature that allows the note holder to convert the debt into common shares after one year at $18 per share.

      The Company's net working capital at March 31, 1999 increased significantly to approximately $12.7 million (primarily cash and cash equivalents) from approximately $2.5 million at December 31, 1998. The increase in working capital was primarily due to the proceeds from the convertible note issued in January 1999.

      Cash and cash equivalents increased by $6.2 million in the first quarter 1999 and marketable securities increased by $3.4 million from December 31, 1998. This reflects the receipt in January 1999 of funds from the issuance of the convertible note.

      The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process, commercialization of products now in development and increased commercial costs related to the sales and marketing of THALOMID(R)(thalidomide). In order to assure funding for the Company's future operations, the Company is likely to seek additional capital resources. However, no assurances can be given that the Company will be successful in raising additional capital. If the Company is unable to raise additional funds, the Company believes that its current financial resources as well as revenues from the sales of THALOMID could fund operations based on budgeted levels of research and development, sales and marketing, and administrative activities through 1999.


Year 2000 Computer Systems Compliance

      Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 (Y2K) to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company's Chief Information Officer, in conjunction with outside consultants is in the process of assessing the Company's systems with regard to Y2K compliance and to recommend and implement year 2000 compliant systems.

      Since the Company was transitioning from a research and development company to a commercial operation, pending FDA approval of the Company's lead product Thalomid, the Company had already begun an assessment of Information Technology needs to support the evolving structure. During 1998, the Company replaced all personal computers, with the exception of several computers connected to laboratory analytic equipment, with Year 2000 compliant machines. All applications other than those used in the laboratory equipment, are

Year 2000 Compliant. The Company is confident that by mid-year 1999, an assessment as to the date critical nature of the laboratory computers will be complete with a plan to replace those machines if necessary by year-end 1999. The Company has spent less than $1.0 million on the systems upgrades to date. Additional expenditures are expected to be less than $500,000. The Company uses outside vendors to produce, encapsulate, package, process orders, invoice and maintain accounts receivable records for THALOMID. The Company is in the process of receiving certifications from such vendors that the systems utilized are or will be Y2K compliant before the end of 1999. Based on current plans and efforts to date, the Company expects that there will be no material adverse effect on operations. There can be no assurance, however, that all problems will be foreseen and corrected, that Year 2000 problems at the Company's vendors, customers, and at governmental agencies will not adversely affect the Company, or that no material disruption of the Company's business will occur as a result of Year 2000 problems. Accordingly, the Company is developing contingency plans to address the possible occurrence of Year 2000 problems. Such plans are expected to be in place well before the end of 1999.

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


                               CELGENE CORPORATION



DATE  May 13, 1999                         BY /S/John W. Jackson
      ---------------------------------       ----------------------------------
                                              John W. Jackson
                                              Chairman of the Board
                                              Chief Executive Officer



DATE  May 13, 1999                         BY /s/James R. Swenson
      ---------------------------------       ----------------------------------
                                              James R. Swenson
                                              Controller
                                              (Chief Accounting Officer)