Form 10-Q
period 1999-06-30
CELGENE CORP /DE/
filed 1999-08-13
CIK 816284

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                              22-2711928
 -------------------------------------------      ----------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                   Identification
                                                       Number)

       7 Powder Horn Drive, Warren, NJ                      07059
       -------------------------------                      -----
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

At July 31, 1999, 16,982,574 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q


                                                                                                Page No.
                                                                                                --------
PART I      FINANCIAL INFORMATION


Item I   Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
         as of June 30, 1999 (unaudited)
         and December 31, 1998                                                                       3

         Condensed Consolidated Statements of
         Operations - Six-Month Periods Ended
         June 30, 1999 and 1998 (unaudited)                                                          4

         Condensed Consolidated Statements of                                                        5
         Operations - Three-Month Periods Ended
         June 30, 1999 and 1998 (unaudited)

         Consolidated Statements of
         Cash Flows - Six-Month Periods Ended
         June 30, 1999 and 1998 (unaudited)                                                          6

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                                                        8

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                              12

Item 3   Quantitative and Qualitative Disclosures
         About Market Risk                                                                          16

PART II     OTHER INFORMATION                                                                       17

         Signatures                                                                                 19

                               CELGENE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                                                        June 30,1999                December 31, 1998
                                                                              ------------                -----------------
                                                                               (Unaudited)
Current assets:

   Cash and cash equivalents                                                     $ 6,325,241                    $ 3,066,953
   Marketable securities available for sale                                        4,312,047                      2,056,890
   Accounts receivable, net of allowance of $90,334 at
    June 30, 1999 and $43,386 at December 31, 1998                                 3,803,824                      2,662,389
   Inventory                                                                       2,148,428                      1,571,408
   Other current assets                                                              817,766                        229,060
                                                                                ------------                   ------------
      Total current assets                                                        17,407,306                      9,586,700

   Plant and equipment, net                                                        2,130,778                      2,262,130
   Other assets                                                                      454,167                         79,167
                                                                                ------------                   ------------
      Total assets                                                              $ 19,992,251                   $ 11,927,997
                                                                                ------------                   ------------
                                                                                ------------                   ------------

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                             $  5,946,590                   $  3,848,853
   Accrued expenses                                                                3,951,259                      3,041,859
   Capitalized lease obligations                                                     225,372                        225,372
                                                                                ------------                   ------------

      Total current liabilities                                                   10,123,221                      7,116,084

   Capitalized lease obligation-net of current portion                                90,122                        195,578
   Long term convertible notes                                                    23,421,877                      8,348,959
                                                                                ------------                   ------------


      Total liabilities                                                           33,635,220                     15,660,621
                                                                                ------------                   ------------

Stockholders' equity (deficit):


   Common stock, $.01 par value per share
      30,000,000 shares authorized at June 30,1999 and
      December 31,1998; issued and outstanding 16,975,511 and
      16,612,973 shares at June 30, 1999 and December 31, 1998,
      respectively.                                                                  169,755                        166,130


   Additional paid-in capital                                                    143,669,137                    140,714,314
   Accumulated deficit                                                          (157,430,431)                  (144,613,068)
   Accumulated other comprehensive loss                                              (51,430)                             -
                                                                                ------------                   ------------
      Total stockholders' (deficit)                                              (13,642,969)                    (3,732,624)
                                                                                ------------                   ------------
   Total liabilities and stockholders' (deficit)                                $ 19,992,251                   $ 11,927,997
                                                                                ------------                   ------------
                                                                                ------------                   ------------



          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                              Six Month Period Ended June 30,
                                                                              -------------------------------
                                                                          1999                               1998
                                                                          ----                               ----
   Revenues:

      Product Sales                                                  $  8,748,326                        $        -
      Research contracts                                                1,307,500                            80,000
                                                                     ------------                        ----------
      Total Revenues                                                   10,055,826                            80,000
   Expenses:

      Cost of Goods Sold                                                1,374,641                                 -
      Research and development                                          9,432,815                         8,730,570
      Selling, general and administrative                              11,228,154                         7,331,158
                                                                     ------------                        ----------
      Total Expenses                                                   22,035,610                        16,061,728

   Operating Loss                                                     (11,979,784)                      (15,981,728)

      Interest income                                                     255,443                           360,838
      Interest expense                                                  1,093,022                             6,106
                                                                     ------------                        ----------
   Loss from continuing operations                                    (12,817,363)                      (15,626,996)

   Discontinued Operations: (Note 7)

      Loss from operations                                                      -                           (59,837)
      Gain on sale of chiral assets                                             -                         7,014,830
                                                                     ------------                        ----------
   Net loss                                                           (12,817,363)                       (8,672,003)

   Accretion of premium payable on preferred
      stock                                                                     -                            24,648
                                                                     ------------                        ----------
   Net loss applicable to common
      shareholders                                                   $(12,817,363)                      $(8,696,651)
                                                                     ------------                        ----------
                                                                     ------------                        ----------

   Per share basic and diluted :
      Loss from continuing operations                                $      (0.76)                      $     (0.98)

      Discontinued operations:
         Loss from operations                                        $          -                       $     (0.00)
         Gain on sale of chiral assets                                                                  $      0.44
   Net loss applicable to common
      shareholders per basic share of common stock                   $      (0.76)                      $     (0.55)
                                                                     ------------                        ----------
                                                                     ------------                        ----------
   Weighted average number of shares of
      common stock outstanding                                         16,839,000                        15,891,000
                                                                     ------------                        ----------
                                                                     ------------                        ----------



          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                               Three Month Period Ended June 30,
                                                                               ---------------------------------
                                                                            1999                                1998
                                                                            ----                                ----
   Revenues:

      Product Sales                                                     $ 5,256,258                        $         -
      Research contracts                                                    495,000                                  -
                                                                         ----------                         ----------
      Total Revenues                                                      5,751,258                                  -
   Expenses:

      Cost of Goods Sold                                                    718,790                                  -
      Research and development                                            4,917,511                          4,790,343
      Selling, general and administrative                                 5,902,752                          4,105,243
                                                                         ----------                         ----------
      Total Expenses                                                     11,539,053                          8,895,586

   Operating Loss                                                        (5,787,795)                        (8,895,586)

      Interest income                                                       109,449                            110,977
      Interest expense                                                      547,227                              4,742
                                                                         ----------                         ----------
   Net Loss                                                              (6,225,573)                        (8,789,351)
                                                                         ----------                         ----------
                                                                         ----------                         ----------
   Per share basic and diluted :
      Net Loss                                                          $     (0.37)                       $     (0.55)



   Weighted average number of shares of
      common stock outstanding                                           16,921,000                         16,105,000
                                                                         ----------                         ----------
                                                                         ----------                         ----------



          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Six Month Period Ended June 30,
                                                    -------------------------------
                                                          1999             1998
                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Loss from continuing operations                       $(12,817,363)   $(15,626,996)

Adjustments to reconcile loss from continuing
  operations to net cash used in operating
  activities:
   Depreciation                                            444,198         381,508
   Issuance of stock for employee benefits                 799,823         463,606
   Provision for doubtful accounts                          46,948            --
   Amortization of debt issuance costs                     125,000            --
   Amortization of discount on convertible note             72,918            --

Change in current assets & liabilities:

   Increase in Inventory                                  (577,020)           --
   Increase in accounts payable
      and accrued expenses                               3,007,136       2,140,320
   (Increase) Decrease in accounts receivable           (1,188,383)      1,427,884
   Increase in other assets                               (338,705)       (204,402)
                                                      ------------    ------------
Net cash used in continuing operations                 (10,425,448)    (11,418,080)

Net cash used in discontinued operations                      --           (59,837)
                                                      ------------    ------------
Net cash used in operating activities                  (10,425,448)    (11,477,917)
                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                      (312,846)       (289,263)
Proceeds from sales and maturities of marketable
   securities available for sale                         1,995,132       4,429,673
Purchases of marketable securities
   available for sale                                   (4,301,719)     (9,068,486)
Proceeds from sale of chiral assets                           --         7,500,000
                                                      ------------    ------------
Net cash provided by (used in) investing activities     (2,619,433)      2,571,924
                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Costs related to secondary public offering                    --           (73,136)
Proceeds from exercise of common stock
   options and warrants                                  2,158,625       1,137,661
Capital lease buyout                                      (105,456)       (271,519)
Debt issuance costs                                       (750,000)           --
Proceeds from convertible note                          15,000,000            --
                                                      ------------    ------------
Net cash provided by (used in) financing activities     16,303,169         793,006
                                                      ------------    ------------
Net (decrease) increase in cash and cash
   equivalents                                           3,258,288      (8,112,987)

Cash and cash equivalents at beginning of period         3,066,953      13,583,445
                                                      ------------    ------------
Cash and cash equivalents at end of period            $  6,325,241    $  5,470,458
                                                      ------------    ------------
                                                      ------------    ------------

          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                Six Month Period Ended June 30,
                                                -------------------------------
                                                     1999         1998
                                                     ----         ----
NON-CASH INVESTING ACTIVITY:
Change in net unrealized loss on marketable
    securities available for sale                $  (51,430)   $     --
                                                 ----------    ----------
                                                 ----------    ----------

NON - CASH FINANCING ACTIVITIES:

Issuance of common stock upon the conversion
   of Series A convertible preferred stock and
   accretion thereon, net                        $     --      $4,054,103
                                                 ----------    ----------
                                                 ----------    ----------

Accretion of premium payable on preferred
   stock and warrants                            $     --      $   24,648
                                                 ----------    ----------
                                                 ----------    ----------


Interest Paid                                    $    7,383    $    6,106
                                                 ----------    ----------
                                                 ----------    ----------










          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

3. WARRANTS TO ACQUIRE COMMON STOCK

   Under the terms of a private placement of Series B Preferred Stock with Chancellor LGT Asset Management, Inc. ("Chancellor") entered into on June 9, 1997, upon the request of the purchasers of the Series B Preferred, the Company is obligated to issue warrants to Chancellor to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price ($6.50 at June 30, 1999) in effect on the issuance date (230,769 warrants as of June 30, 1999) plus (ii) 37.5% of the conversion shares issuable on such issuance date upon conversion of all shares of Series B Preferred Stock issued through the issuance date (288,461 warrants as of June 30, 1999). All such warrants will have a term of four years from the issuance date and an exercise price equal to 115% of the Conversion Price in effect on the issuance date. As of June 30, 1999 no warrants have been issued.

4. STOCK BASED COMPENSATION

   On June 22, 1999, an amendment to the 1995 Non-Employee Directors' Incentive Plan was approved by the Company's stockholders. The amendment increased the number of shares that may be issued upon exercise of options granted from 350,000 shares to 600,000 shares. The amendment also provides for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a non-employee director who serves as a member (but not a chairman) of a committee of the Board of Directors, and up to 10,000 shares to a non-employee director who serves as the chairman of a committee of the Board of Directors.

5. CONVERTIBLE DEBT

   On September 16, 1998, the Company issued to an institutional investor an $8,750,000 convertible note due September 16, 2003. The proceeds were net of a 5% fee or $437,500, the cost of which will be amortized over a three year period. The note bears interest at 9.25% which is payable semi-annually on March 16 and September 16 each year. The Company may, at its election, pay all or a portion of the interest on this security in shares of Common Stock. The note is convertible into 795,463 shares of Common Stock at a price equal to $11 per share which was 125% of the fair market value of the Company's Common Stock at the date of issuance. The Company can, at its election, redeem the Security in three years, (two years under certain conditions) at 103% of the principal amount.

   On January 20, 1999, the Company issued to an institutional investor a convertible note in the amount of $15,000,000. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $18 per share. The Company can redeem the note after three years at 103% of the principal amount,(two years under certain conditions). This note was subject to an issuance cost of $750,000, or 5%, which is being amortized over three years.

6. MARKETABLE SECURITIES AVAILABLE FOR SALE

   Marketable securities available for sale at June 30, 1999 include debt securities with maturities ranging from June 1999 to August 2004. A summary of marketable securities at June 30, 1999 is as follows:


                                                        Gross          Gross       Estimated
                                                       Unrealized   Unrealized       Fair
                                            Cost         Gain          Loss         Value
                                         -----------   ---------   -----------    -----------
Government Bonds and Notes               $ 1,812,617        --     $   (12,571)   $ 1,800,046
Government Agencies                        2,550,860        --         (38,859)     2,512,001
                                         -----------   ---------   -----------    -----------
Total                                    $ 4,363,477        --     $   (51,430)   $ 4,312,047
                                         -----------   ---------   -----------    -----------
                                         -----------   ---------   -----------    -----------


7. DISCONTINUED OPERATIONS

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

8. NEW ACCOUNTING PRONOUNCEMENTS

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income, which consists of all changes in equity from non-shareholder sources. Prior year financial statements conform to the requirements of SFAS No. 130.

   Comprehensive income includes net income and other comprehensive income which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale, which prior to adoption were reported separately in shareholders' equity.

                                                                              Three Months ended
                                                                        ------------------------------
                                                                        June 30, 1999    June 30, 1998
                                                                        -------------    -------------
Net Loss                                                                 $(6,225,573)    $(8,789,351)
Other Comprehensive Loss                                                     (51,430)           --
                                                                        -------------    -----------

Total Comprehensive Loss                                                 $(6,277,003)    $(8,789,351)
                                                                        -------------    -----------
                                                                        -------------    -----------


                                                                                Six Months ended
                                                                        ------------------------------
                                                                        June 30, 1999    June 30, 1998
                                                                        -------------    -------------
Net Loss                                                                $(12,817,363)   $ (8,672,003)
Other Comprehensive Loss                                                     (51,430)           --
                                                                        -------------    -------------

Total Comprehensive Loss                                                $(12,868,793)   $ (8,672,003)
                                                                        -------------    -------------
                                                                        -------------    -------------



   In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires derivative instruments to be recognized as Assets and Liabilities and be recorded at Fair Value. The Company is currently not party to any Derivative Instruments. Any future transactions involving Derivative Instruments will be evaluated based on SFAS No.133.

9. SUBSEQUENT EVENT


   On July 6, 1999, the Company issued a convertible note to an institutional investor in the amount of $15,000,000. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $19 per share. The Company can redeem the note after three years at 103% of the principal amount, (two years under certain conditions). There were no debt issuance costs or discounts on the note. Accordingly, the Company received the full amount of the proceeds.

PART 1 - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
SIX MONTH PERIOD ENDED JUNE 30, 1999 VS.
SIX MONTH PERIOD ENDED JUNE 30,1998

         Total Revenues. The Company's total revenues for the six months ended June 30, 1999 increased significantly to approximately $10.1 million from $80,000 in the same period of 1998. 1999 revenue for the period consisted of product sales of THALOMID, $8.7 million, and research contract revenue of $1.3 million . The increase in revenue in 1999 was primarily due to the launch of THALOMID late in the third quarter of 1998, a milestone payment from an existing d-methylphenidate research agreement, and several new research agreements with Celgro.

         Cost of Goods Sold. Cost of goods sold during the first six months of 1999 was approximately $1.4 million and relates to THALOMID, the Company's first commercial pharmaceutical product. The cost of goods sold is lower than anticipated as raw material, formulation and encapsulation costs of the product were charged as research and development expense prior to FDA approval.

         Research and development expenses. Research and development expenses increased 8 percent, to $9.4 million in 1999 from $8.7 million in the same period in 1998. The increase in spending was due to clinical trial costs for d-methylphenidate, approximately $2.6 million, offset by a decrease in regulatory consulting fees, approximately $600,000 and formulation and encapsulation expenses for THALOMID, approximately $1.0 million, both incurred prior to the FDA approval to market THALOMID in July of 1998.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 1998 increased by 53% to approximately $11.2 million from $7.3 million in the same period of 1998. The increase was due primarily to the expansion of a sales and marketing organization and related expenses of approximately $1.2 million and warehousing and distribution expenses, including the S.T.E.P.S program, of $2.1 million, both to support the commercial sales of THALOMID. Other cost increases were incurred for the Medical Affairs and Drug Safety department, approximately $300,000 and expenses related to the placement of the convertible notes, approximately $300,000.

         Interest income and expense. Interest income for the first six months of 1999 decreased 29% to approximately $255,000 from $360,000 in the same period of 1998. The decrease was due to lower average cash balances in 1999. Interest expense increased significantly to approximately $1.1 million from $6,000 in 1998. The increase in expense was due to the placement of two convertible notes with coupon rates of 9.25% and 9.0% in September of 1998 and January of 1999 respectively.

         Net loss from continuing operations. The net loss from continuing operations for the period ended June 30, 1999 decreased by 18% to $12.8 million from $15.6 million in the same period of 1998. The decrease was due primarily to the gross profit on the sales of THALOMID and increased research contract revenue offset by increased research and development and sales and marketing expenses as described above.

         Discontinued operations. Discontinued operations in 1998 reflects the one time gain on the sale of the chiral intermediate assets of $7.0 million. The $60,000 loss in 1998 represents expenses for the nine day period preceding the sale. There were no discontinued operations in 1999.

THREE MONTH PERIOD ENDED JUNE 30, 1999 VS.
THREE MONTH PERIOD ENDED JUNE 30, 1998

         Total Revenues. Revenues for the three month period ended June 30, 1999 were $5.8 million and consisted of THALOMID sales of $5.3 million and research contract revenue of $495,000. The company received no revenues during the second quarter 1998.

         Cost of Goods Sold. Cost of Goods Sold, related to the sales of THALOMID, were approximately $719,000 during the second quarter 1999. The cost of goods sold is lower than expected as raw material, formulation and encapsulation costs of the product were expensed as research and development cost prior to FDA approval.

         Research and development expenses. Research and development expenses for the second quarter 1999 were up slightly to approximately $4.9 million from $4.8 million in the comparable period in 1998. The increase in spending was due to an increase in spending on clinical trials, primarily for d-methylphenidate, approximately $1.3 million, offset by decreases in formulation and encapsulation costs, approximately $600,000, and regulatory consulting fees, approximately $400,000, both incurred prior to FDA approval.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 44% to approximately $5.9 million in the second quarter 1999 versus $4.1 million during the same period in 1998. The increase was primarily in sales and marketing, approximately $600,000, as the sales staff was expanded and marketing activities were increased, and warehousing and distribution expenses were incurred, approximately $1.2 million, all related to the sales and marketing of THALOMID.

         Interest income and expense. Interest income was essentially flat in the second quarter 1999 versus the same period in 1998. Interest expense increased significantly to $547,000 from approximately $5,000 in the second quarter 1998 and is related to the two convertible notes issued September 1998 and January 1999.

         Net loss. The net loss for the second quarter 1999 decreased 29% over the same period in 1998 to approximately $6.2 million from $8.8 million. The decreased loss is related primarily to the gross profit on THALOMID sales offset by increases in sales and marketing and warehousing and distribution expenses as described above.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed its working capital requirements primarily through private and public sales of its debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, and revenues from research contracts and product sales from certain businesses which the Company has since sold. The Company has raised approximately $99.0 million in net proceeds from three public and three private offerings, including its initial public offering in July 1987, and an additional $23 million in convertible notes issued in September 1998 and January 1999.

         The Company's net working capital at June 30, 1999 was $7.3 million versus $2.5 million at December 31, 1998. The increase was attributable to an increase in cash and marketable securities of $5.5 million, an increase in accounts receivable and inventory of $1.7 million, and an increase in other current assets of approximately $600,000, offset by an increase in accounts payable and accrued expenses of $3.0 million. Net working capital consisted principally of cash, cash equivalents, and marketable securities, accounts receivable, inventory and accounts payable and accrued expenses.

         Cash and cash equivalents increased by $3.3 million in the first six months of 1999 and marketable securities increased $2.3 million from December 31, 1998. The increase reflects the receipt in January 1999 of funds from the issuance of a convertible note as well as increasing revenues from the sales of THALOMID.

         The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development as well as increased commercial costs related to the sales and marketing of THALOMID and increasing working capital requirements. This increased spending will be mitigated by the collection of receivables resulting from sales of THALOMID. It is anticipated that the increasing sales of THALOMID as well as an additional $15 million in cash from a convertible note issued on July 6, 1999 will be sufficient to fund operations for the remainder of the year at which time it is expected that commercial operations alone will be sufficient to fund the Company's ongoing financial requirements.

         On July 6, 1999 the Company issued a convertible note to an institutional investor for $15 million. The note has a coupon rate of 9% with semi-annual interest payments and a fixed conversion price of $19 per share.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

         Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 (Y2K) to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company's Chief Information Officer, in conjunction with outside consultants has assessed the Company's systems with regard to Y2K compliance and the implementation for year 2000 compliant systems is nearing completion.

         Since the Company was transitioning from a research and development company to a commercial operation, pending FDA approval of the Company's lead product THALOMID, the Company had already begun an assessment of Information Technology needs to support the evolving structure. During 1998, the Company replaced all personal computers, with the exception of several computers connected to laboratory analytic equipment, with Year 2000 compliant machines. All applications other than those used in the laboratory equipment, are Year 2000 Compliant. The Company has completed an assessment of the laboratory computers and has begun the replacement of non-Y2K compliant machines. The Company has spent less than $1.0 million on the systems upgrades to date. Additional expenditures are expected to be less than $500,000. The Company uses outside vendors to produce, encapsulate, package, process orders, invoice and maintain accounts receivable records for THALOMID. The Company is in the process of receiving certifications from such vendors that the systems utilized are or will be Y2K compliant before the end of 1999. Based on current plans and efforts to date, the Company expects that there will be no material adverse effect on operations. There can be no assurance, however, that all problems will be foreseen and corrected, that Year 2000 problems at the Company's vendors, customers, and at governmental agencies will not adversely affect the Company, or that no material disruption of the Company's business will occur as a result of Year 2000 problems. Accordingly, the Company is developing contingency plans to address the possible occurrence of Year 2000 problems. Such plans are expected to be in place well before the end of 1999.

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



Item 4.- Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 22, 1999. At this meeting stockholders of the Company were asked to vote for the election of directors, and act upon the proposals, (1) to approve an amendment to the 1995 Non-Employee Directors' Incentive Plan ("Directors' Option Plan") to (a) increase the number of shares that may be issued upon exercise of options granted thereunder from 350,000 shares to 600,000 shares and (b) provide for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a non-employee director who serves as a member (but not a chairman) of a committee of the Board of Directors and up to 10,000 shares to a non-employee director who serves as the chairman of a committee of the Board of Directors; (2) to consider and act upon a proposal to confirm the appointment of KPMG LLP as the independent certified public accountants of the Company for the current fiscal year. All nominated directors were elected, the proposal to amend the 1995 Non-Employees Directors' Incentive Plan was approved and the proposal regarding the appointment of auditors was approved. The election of directors and the various proposals were approved by the following votes:


A.    Election of Directors:

       Name                        Number of Shares
       ----              --------------------------------------
                            For           Withheld  Abstained
                            ---           --------  ---------
John W. Jackson ......   16,468,898       54,444       --
Sol J. Barer .........   16,467,548       55,794       --
Frank T. Cary ........   16,468,798       54,544       --
Richard C. E. Morgan .   16,468,998       54,344       --
Walter L. Robb .......   16,468,798       54,544       --
Lee J. Schroeder .....   16,467,498       54,844       --
Arthur Hull Hayes, Jr    16,467,698       55,644       --
Gila Kaplan ..........   16,467,648       55,694       --
Jack L. Bowman .......   16,467,698       55,644       --

B. Adoption of amendment to the 1995 Non-Employees Directors' Incentive Plan:

                                                                                   Number of Shares
                                                        -----------------------------------------------------------------------
                                                                    For                    Against              Abstained
                                                                    ---                    -------              ---------
                                                                15,943,340                 478,098               101,904


C.    Appointment of Auditors:

                                                                                   Number of Shares
                                                        -----------------------------------------------------------------------

                                                                    For                    Against              Abstained
                                                                    ---                    -------              ---------
                                                                16,444,539                  33,400               45,403


Item 5.-- Other Information:

None


Item 6.  Exhibits

A.         27   Financial Data Schedule - Article 5 for second quarter
                Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION


DATE        August 13, 1999                      BY      /S/John W. Jackson
            ------------------------------------         -------------------------
                                                         John W. Jackson
                                                         Chairman of the Board
                                                         Chief Executive Officer

DATE        August 13, 1999                      BY      /s/James R. Swenson
            ------------------------------------         -------------------------
                                                         James R. Swenson
                                                         Controller
                                                         (Chief Accounting Officer)