Form 10-Q
period 1999-09-30
CELGENE CORP /DE/
filed 1999-11-15
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------   ---------------

Commission File Number 0-16132


                               CELGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                              22-2711928
       ----------------------------------------     ----------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification
                                                           Number)

       7 Powder Horn Drive, Warren, NJ                       07059
       ----------------------------------------     ----------------------------
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

At October 31, 1999, 17,180,722 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q



                                                                                                             Page No.

PART I       FINANCIAL INFORMATION

      Item I     Unaudited Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                 as of September 30, 1999 (unaudited)
                 and December 31, 1998                                                                          3

                 Condensed Consolidated Statements of
                 Operations - Nine-Month Periods Ended
                 September 30, 1999 and 1998 (unaudited)                                                        4

                 Condensed Consolidated Statements of                                                           5
                 Operations - Three-Month Periods Ended
                 September 30, 1999 and 1998 (unaudited)

                 Consolidated Statements of
                 Cash Flows - Nine-Month Periods Ended
                 September 30, 1999 and 1998 (unaudited)                                                        6

                 Notes to Unaudited Condensed Consolidated
                 Financial Statements                                                                           8

      Item 2     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                                 12

      Item 3     Quantitative and Qualitative Disclosures
                 About Market Risk                                                                             16

PART II      OTHER INFORMATION                                                                                 17

                 Signatures                                                                                    18


                               CELGENE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 September 30, 1999       December 31, 1998
                                                                                 ------------------       -----------------
                                                                                    (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                       $  14,324,499          $   3,066,953
   Marketable securities available for sale                                            4,299,974              2,056,890
   Accounts receivable, net of allowance of $117,512
      at September 30, 1999 and $43,386 at December 31, 1998                           2,941,555              2,662,389
   Inventory                                                                           2,072,272              1,571,408
   Other current assets                                                                  678,527                229,060
                                                                                   -------------          -------------
      Total current assets                                                            24,316,827              9,586,700
   Plant and equipment, net                                                            2,083,212              2,262,130
   Other assets                                                                          688,732                 79,167

                                                                                   -------------          -------------
      Total assets                                                                 $  27,088,771          $  11,927,997
                                                                                   =============          =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
   Accounts payable                                                                $   3,041,185          $   3,848,853
   Accrued expenses                                                                    3,826,091              3,041,859
   Capitalized lease obligations                                                         214,544                225,372
                                                                                   -------------          -------------
      Total current liabilities                                                        7,081,820              7,116,084
   Capitalized lease obligation-net of current portion                                    44,607                195,578
   Long term convertible notes                                                        38,458,336              8,348,959
                                                                                   -------------          -------------
      Total liabilities                                                               45,584,763             15,660,621
                                                                                   -------------          -------------
Stockholders' equity (deficit):
   Common stock, $.01 par value per share
      30,000,000 shares authorized at September 30,1999 and
      December 31,1998; issued and outstanding 17,151,595 and
      16,612,973 shares at September 30, 1999 and December 31, 1998,
      respectively                                                                       171,516                166,130
   Additional paid-in capital                                                        144,944,797            140,714,314
   Accumulated deficit                                                              (163,548,803)          (144,613,068)
   Accumulated other comprehensive loss                                                  (63,502)                    --
                                                                                   -------------          -------------
      Total stockholders' (deficit)                                                  (18,495,992)            (3,732,624)
                                                                                   -------------          -------------
   Total liabilities and stockholders' (deficit)                                   $  27,088,771          $  11,927,997
                                                                                   =============          =============



          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                            Nine Month Period Ended September 30,
                                                                            -------------------------------------
                                                                              1999                         1998
                                                                              ----                         ----

Revenues:
   Product Sales                                                          $ 15,063,644                $  1,030,838
   Research contracts                                                        1,732,500                     105,000
                                                                          ------------                ------------
   Total Revenues                                                           16,796,144                   1,135,838
Expenses:
   Cost of Goods Sold                                                        2,076,457                      59,270
   Research and development                                                 14,366,132                  13,968,657
   Selling, general and administrative                                      17,846,527                  11,207,326
                                                                          ------------                ------------
   Total Expenses                                                           34,289,116                  25,235,253
Operating Loss                                                             (17,492,972)                (24,099,415)
   Interest income                                                             511,659                     497,100
   Interest expense                                                          1,954,420                      45,192
                                                                          ------------                ------------
Loss from continuing operations                                            (18,935,733)                (23,647,507)
Discontinued Operations: (Note 7)
   Loss from operations                                                           --                       (59,837)

   Gain on sale of chiral assets                                                  --                     7,014,830
                                                                          ------------                ------------
Net loss                                                                   (18,935,733)                (16,692,514)
Accretion of premium payable on preferred
   stock                                                                          --                        24,648
                                                                          ------------                ------------
Net loss applicable to common
   shareholders                                                           $(18,935,733)               $(16,717,162)
                                                                         =============                ============
Per share basic and diluted :
   Loss from continuing operations                                        $      (1.12)               $      (1.47)
   Discontinued operations:
      Loss from operations                                                $       --                  $      (0.00)
      Gain on sale of chiral assets                                                                   $       0.44
Net loss applicable to common
   shareholders per share of common stock                                 $      (1.12)               $      (1.04)
                                                                         =============                ============
Weighted average number of shares of
   common stock outstanding                                                 16,903,000                  16,062,000
                                                                         =============                ============



          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                       Three Month Period Ended September 30,
                                                                                       --------------------------------------
                                                                                     1999                                  1998
                                                                                     ----                                  ----
Revenues:
   Product Sales                                                                  $ 6,315,319                         $  1,030,838
   Research contracts                                                                 425,000                               25,000
                                                                                  -----------                         ------------
   Total Revenues                                                                   6,740,319                            1,055,838
Expenses:
   Cost of Goods Sold                                                                 701,816                               59,270
   Research and development                                                         4,933,317                            5,238,106
   Selling, general and administrative                                              6,618,373                            3,876,150
                                                                                  -----------                         ------------
   Total Expenses                                                                  12,253,506                            9,173,526

Operating Loss                                                                     (5,513,187)                          (8,117,688)

   Interest income                                                                    256,215                              136,262
   Interest expense                                                                   861,397                               39,086
                                                                                  -----------                         ------------
Net Loss                                                                           (6,118,369)                          (8,020,512)
                                                                                  ===========                         ============
Per share basic and diluted :
   Net Loss                                                                       $     (0.36)                        $      (0.49)


Weighted average number of shares of
   common stock outstanding                                                        17,028,000                           16,399,000
                                                                                  ===========                         ============



          See accompanying notes to consolidated financial statements.

                            CELGENE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                          Nine Month Period Ended September 30,
                                                                          -------------------------------------
                                                                            1999                        1998
                                                                            ----                        ----

Cash flows from operating activities:
Loss from continuing operations                                          $(18,935,733)             $(23,647,507)
Adjustments to reconcile loss from continuing
  operations to net cash used in operating
  activities:
   Depreciation                                                               585,497                   575,575
   Issuance of stock for employee benefits                                    799,004                   463,606
   Provision for doubtful accounts                                             74,126                        --
   Amortization of debt issuance costs                                        187,500                        --
   Amortization of discount on convertible note                               109,377                        --
Change in current assets & liabilities:
   Increase in Inventory                                                     (500,864)                 (317,437)
   Increase (Decrease) in accounts payable
      and accrued expenses                                                   (822,440)                1,984,036
   (Increase) Decrease in accounts receivable                                (353,292)                  388,063
   (Increase) Decrease in other assets                                       (496,534)                  129,648
                                                                         ------------              ------------
Net cash used in continuing operations                                    (19,353,359)              (20,424,016)
Net cash used in discontinued operations                                        --                      (59,837)
                                                                         ------------              ------------
Net cash used in operating activities                                     (19,353,359)              (20,483,853)
                                                                         ------------              ------------
Cash flows from investing activities:
Capital expenditures                                                         (406,579)                 (645,104)
Proceeds from sales and maturities of marketable
   securities available for sale                                            2,495,992                 7,086,154
Purchases of marketable securities
   available for sale                                                      (4,802,578)              (10,116,494)
Proceeds from sale of chiral assets                                              --                   7,500,000
                                                                         ------------              ------------
Net cash provided by (used in) investing activities                        (2,713,165)                3,824,556
                                                                         ------------              ------------
Cash Flows from financing activities:
Costs related to secondary public offering                                      --                      (73,136)
Proceeds from the sale of stock                                                 --                    2,500,000
Proceeds from exercise of common stock
   options and warrants                                                     4,235,869                 1,673,740
Capital lease buyout                                                         (161,799)                 (329,614)
Capital lease funding                                                           --                      260,195
Debt issuance costs                                                          (750,000)                 (437,500)
Proceeds from convertible notes                                            30,000,000                 8,750,000
                                                                         ------------              ------------
Net cash provided by (used in) financing activities                        33,324,070                12,343,685
                                                                         ------------              ------------
Net (decrease) increase in cash and cash
   equivalents                                                             11,257,546                (4,315,612)
Cash and cash equivalents at beginning of period                            3,066,953                13,583,445
                                                                         ------------              ------------
Cash and cash equivalents at end of period                               $ 14,324,499              $  9,267,833
                                                                         ============              ============



       See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                                                              Nine Month Period Ended September 30,
                                                                                              --------------------------------------
                                                                                                   1999                   1998
                                                                                                   ----                   ----

Non-cash investing activity:
Change in net unrealized loss on marketable
    securities available for sale                                                             $     (63,502)            $    --
                                                                                              =============             ==========

Non - cash financing activities:
Issuance of common stock upon the conversion
   of Series A convertible preferred stock and
   accretion thereon, net                                                                     $        --               $4,054,103
                                                                                              =============             ==========

Accretion of premium payable on preferred
   stock and warrants                                                                         $        --               $   24,648
                                                                                              =============             ==========

Interest Paid                                                                                 $   1,080,693             $   11,468
                                                                                              =============             ==========


                               CELGENE CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

3.  Warrants to Acquire Common Stock

          Under the terms of a private placement of Series B Preferred Stock with Chancellor LGT Asset Management, Inc. ("Chancellor") entered into on June 9, 1997, upon the request of the purchasers of the Series B Preferred, the Company is obligated to issue warrants to Chancellor to acquire a number of shares of Common Stock equal to (i) 1,500,000 divided by the Conversion Price ($6.50 at September 30, 1999) in effect on the issuance date (230,769 warrants as of September 30, 1999) plus (ii) 37.5% of the conversion shares issuable on such issuance date upon conversion of all shares of Series B Preferred Stock issued through the issuance date (288,461 warrants as of September 30, 1999). All such warrants will have a term of four years from the issuance date and an exercise price equal to 115% of the Conversion Price in effect on the issuance date. As of September 30, 1999 no warrants have been issued.

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

          On January 20, 1999, the Company issued to an institutional investor a convertible note in the amount of $15,000,000. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $18 per share. The Company can redeem the note after three years at 103% of the principal amount,(two years under certain conditions). This note was subject to an issuance cost of $750,000 or 5%, which is being amortized over three years.

          On July 6, 1999, the Company issued to an institutional investor a convertible note in the amount of $15,000,000. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $19 per share. The Company can redeem the note after three years at 103% of the principal amount, (two years under certain conditions). There was no fee or discount associated with this note.

6.  Marketable Securities Available for Sale

          Marketable securities available for sale at September 30, 1999 include debt securities with maturities ranging from January 2000 to

August 2004. A summary of marketable securities at September 30, 1999 is as follows:



                                                                    Gross                 Gross               Estimated
                                                                  Unrealized            Unrealized                Fair
                                                 Cost                Gain                  Loss                  Value
                                          ------------------    ---------------       ---------------       ---------------

    Government Bonds & Notes                  $2,313,476             --                  $(15,557)             $2,297,919
    Government Agencies                        2,050,000             --                   (47,945)              2,002,055
                                              ----------         ----------              --------              ----------
    Total                                     $4,363,476             --                  $(63,502)             $4,299,974
                                              ==========         ==========              ========              ==========



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

8.  Comprehensive Income and Recently Issued Accounting Pronouncement

          Comprehensive income includes net income and other comprehensive income which refers to those revenues, expenses, gains and losses which are excluded from net income. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale, which prior to adoption were reported separately in shareholders' equity.



                                                                                              Nine Months ended
                                                                         ----------------------------------------------------------
                                                                             September 30, 1999             September 30, 1998
                                                                         --------------------------    ----------------------------

   Net Loss                                                                     $(18,935,733)                   $(16,692,514)
   Other Comprehensive Loss                                                          (63,502)                          --
                                                                                ------------                    ------------

   Total Comprehensive Loss                                                     $(18,999,235)                   $(16,692,514)
                                                                                ============                    ============




                                                                                                   Three Months ended
                                                                           --------------------------------------------------------
                                                                               September 30, 1999            September 30, 1998
                                                                           --------------------------    --------------------------

   Net Loss                                                                      $(6,118,369)                    $(8,020,512)
   Other Comprehensive Loss                                                          (12,072)                          --
                                                                                 -----------                     -----------

   Total Comprehensive Loss                                                      $(6,130,441)                    $(8,020,512)
                                                                                 ===========                     ===========



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

Part 1 - Financial Information
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Nine month period ended September 30, 1999 vs.
Nine month period ended September 30,1998

         Total Revenues. The Company's total revenues for the nine months ended September 30, 1999 increased significantly to approximately $16.8 million from $1.1 million in the same period of 1998. 1999 revenue for the period consisted of product sales of THALOMID, $15.1 million, and research contract revenue of $1.7 million . The increase in revenue in 1999 was primarily due to a full nine months of sales of THALOMID compared with sales from the initial launch of THALOMID late in the third quarter of 1998, a milestone payment from an existing d-methylphenidate research agreement, and several research agreements with Celgro.

         Cost of Goods Sold. Cost of goods sold during the first nine months of 1999 was approximately $2.1 million compared with approximately $59,000 in 1998 and relates to sales of THALOMID , the Company's first commercial pharmaceutical product. The cost of goods sold is lower than anticipated as raw material, formulation and encapsulation costs of the product were charged as research and development expense prior to FDA approval.

         Research and development expenses. Research and development expenses increased 3 percent, to $14.4 million in 1999 from $14.0 million in the same period in 1998. The increase in spending was due to clinical trial costs primarily for Attenade (d-methylphenidate), approximately $3.1 million, offset by a decrease in regulatory consulting fees, approximately $600,000, Quality Assurance, which is recorded in Cost of Goods in 1999, approximately $633,000, external University research programs, approximately $362,000, formulation and encapsulation expenses for THALOMID, approximately $1.0 million, incurred in 1998 prior to the FDA approval to market THALOMID in July of 1998, and other expenses of approximately $500,000.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 increased by 59% to approximately $17.8 million from $11.2 million in the same period of 1998. The increase was due primarily to the expansion of a sales and marketing organization and related expenses of approximately $2.4 million and warehousing and distribution expenses, including the S.T.E.P.S program, of $2.9 million, both to support the commercial sales of THALOMID. Other cost increases were incurred for the Medical Affairs and Drug Safety department, approximately $600,000, amortization of expenses related to the convertible notes, approximately $500,000, and other miscellaneous expenses, $200,000.

          Interest income and expense. Interest income for the first nine months of 1999 increased 3% to approximately $512,000 from $497,000 in the same period of 1998. The increase was due to higher average cash balances in 1999, primarily from the convertible note issued in July. Interest expense increased significantly to approximately $1.9 million from $45,000 in 1998. The increase in expense was due to the placement of three convertible notes with coupon rates of 9.25%, 9.0% and 9.0% in September of 1998, January of 1999, and July of 1999, respectively.

          Net loss from continuing operations. The net loss from continuing operations for the nine month period ended September 30, 1999 decreased by 20% to $18.9 million from $23.6 million in the same period of 1998. The decrease was due primarily to the gross profit on the sales of THALOMID and increased research contract revenue offset by increased research and development and sales and marketing expenses as described above.

          Discontinued operations. Discontinued operations in 1998 reflects the one time gain on the sale of the chiral intermediate assets of $7.0 million. The $60,000 loss in 1998 represents expenses for the nine day period preceding the sale. There were no discontinued operations in 1999.

Three month period ended September 30, 1999 vs.
Three month period ended September 30, 1998

          Total Revenues. Revenues for the three month period ended September 30, 1999 were $6.7 million compared with revenues of $1.1 million for the same period in 1998. 1999 third quarter revenues consisted of THALOMID sales of $6.3 million and research contract revenue of $425,000. Third quarter revenues in 1998 consisted of $1.0 million of THALOMID sales and $25,000 of research contract revenue.

          Cost of Goods Sold. Cost of Goods Sold, related to the sales of THALOMID, were approximately $702,000 during the third quarter 1999 compared with $59,000 in the comparable period in 1998. The cost of goods sold is lower than expected as raw material, formulation and encapsulation costs of the product were expensed as research and development cost prior to FDA approval.

          Research and development expenses. Research and development expenses for the third quarter 1999 were down 6% to approximately $4.9 million from $5.2 million in the comparable period in 1998. The decrease in spending was due to lower spending for legal fees related to patent filings, approximately $251,000, lower preclinical toxicology expenses, approximately $167,000, primarily related to Attenade, as most of the toxicology work was completed in 1998, lower spending on external University programs, approximately $198,000, and lower requirements for internal consumable research supplies, approximately $204,000, offset by increased clinical trial expenses, primarily for Attenade, approximately $624,000.

          Selling, general and administrative expenses. Selling, general and administrative expenses increased by 70% to approximately $6.6 million in the third quarter 1999 compared with $3.9 million during the same period in 1998. The increase was primarily in sales and marketing, $1.2 million, as the sales staff was expanded and marketing activities were increased, and warehousing and distribution expenses were incurred, approximately $900,000, all related to the sales and marketing of THALOMID, increased spending for Medical Affairs and Drug Safety, approximately $300,000, and other miscellaneous general and administrative expenses, approximately $300,000.

          Interest income and expense. Interest income was up 88%, to $256,000 in the third quarter 1999 compared with $136,000 during the same period in 1998. The higher interest resulted from higher cash balances related to the convertible note issued in July, 1999. Interest expense increased significantly to $861,000 from approximately $39,000 in the third quarter 1998 and is related to the three convertible notes issued September 1998, January 1999, and July 1999.

          Net loss. The net loss for the third quarter 1999 decreased 24% over the same period in 1998 to approximately $6.1 million from $8.0 million. The decreased loss is related primarily to the gross profit on THALOMID sales offset by increases in sales and marketing and warehousing and distribution expenses as described above.

Liquidity and Capital Resources

          Since inception, the Company has financed its working capital requirements primarily through private and public sales of its debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, revenues from research contracts, product sales from certain businesses which the company has since sold, and currently from revenues from sales of THALOMID. The company has raised approximately $99.0 million in net proceeds from three public and three private offerings, including its initial public offering in July 1987, and an additional $38 million in convertible notes issued in September 1998, January 1999, and July 1999.

          The Company's net working capital at September 30, 1999 was $17.2 million compared with $2.5 million at December 31, 1998. The increase was attributable to an increase in cash and marketable securities of $13.5 million, an increase in accounts receivable and inventory of $780,000, and an increase in other current assets of approximately $450,000, an decrease in account payable of $800,000 offset by an increase in accrued expenses of $784,000. Net working
capital  consisted  principally  of  cash,  cash  equivalents,   and
marketable securities, accounts receivable, inventory and accounts payable and accrued expenses.

          Cash and cash equivalents increased by $11.3 million in the first nine months of 1999 and marketable securities increased $2.2 million from December 31, 1998. The increase reflects the receipt in January 1999 and July 1999 of funds from the issuance of two convertible notes as well as increasing revenues from the sales of THALOMID.

          The Company expects that its rate of spending will increase as the result of increased clinical trial costs and expenses associated with the regulatory approval process and commercialization of products now in development as well as increased commercial costs related to the sales and marketing of THALOMID and increasing working capital requirements. This increased spending will be mitigated by the collection of receivables resulting from sales of THALOMID. It is anticipated that the increasing sales of THALOMID as well as existing cash resources will be sufficient to fund operations through midyear 2000 at which time it is expected that commercial operations alone will be sufficient to fund the Company's ongoing financial requirements.

Year 2000 Computer Systems Compliance

          Many older computer software programs refer to years in terms of their final two digits only. Such programs may interpret the year 2000 (Y2K) to mean the year 1900 instead. If not corrected, those programs could cause date-related transaction failures. The Company's Chief Information Officer, in conjunction with outside consultants has assessed the Company's systems with regard to Y2K compliance and is nearing completion of the implementation of the Year 2000 compliance plan.

          Since the Company was transitioning from a research and development company to a commercial operation, pending FDA approval of the Company's lead product THALOMID, the Company had already begun an assessment of Information Technology needs to support the evolving structure. During 1998, the Company replaced all personal computers, with the exception of several computers connected to laboratory analytic equipment, with Year 2000 compliant machines. All applications other than those used in the laboratory equipment, are Year 2000 Compliant. The Company has completed an assessment of the laboratory computers and has begun the replacement of non-Y2K compliant machines. The Company has spent less than $1.0 million on the systems upgrades to date. Additional expenditures are expected to be less than $500,000. The Company uses outside vendors to produce, encapsulate, package, process orders, invoice and maintain accounts receivable records for THALOMID. The Company is in the process of receiving certifications from such vendors that the systems utilized are or will be Y2K compliant before the end of 1999. Based on current plans and efforts to date, the Company expects that there will be no material adverse effect on operations. There can be no assurance, however, that all problems will be foreseen and corrected, that Year 2000 problems at the Company's vendors, customers, and at governmental agencies will not adversely affect the Company, or that no material disruption of the Company's business will occur as a result of Year 2000 problems. Accordingly, the Company has developed contingency plans to address the possible occurrence of Year 2000 problems.


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



                               CELGENE CORPORATION



DATE    November 15, 1999             BY    /S/ John W. Jackson
        ---------------------               ------------------------------------
                                            John W. Jackson
                                            Chairman of the Board
                                            Chief Executive Officer



DATE    November 15, 1999             BY     /s/ James R. Swenson
        ---------------------                -----------------------------------
                                             James R. Swenson
                                             Controller
                                             (Chief Accounting Officer)