Form 10-K
period 1999-12-31
CELGENE CORP /DE/
filed 2000-03-30
CIK 816284

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1999


Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from ___________ to ___________


Commission File No. 0-16132

                              CELGENE CORPORATION
                              -------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                              22-2711928
------------------------------------------   --------------------------------
       (State or other jurisdiction of       (I.R.S. Employer Identification)
       incorporation or organization)

            7 Powder Horn Drive
            Warren, New Jersey                             07059
------------------------------------------             --------------
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

                                  Yes  X   No
                                      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III  of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

     Aggregate   market   value  of  voting  stock  held  by  non-affiliates  of
registrant as of March 1, 2000: $3,530,935,951

     Number  of  shares  of  Common  Stock  outstanding  as  of  March  1, 2000:
21,363,806

================================================================================

                CELGENE CORPORATION ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS


ITEM NO.                                                                   PAGE
-----------                                                               -----
  Part I
   1.         Business ................................................     2
   2.         Properties ..............................................    22
   3.         Legal Proceedings .......................................    22
   4.         Submission of Matters to a Vote of Security Holders......    22
  Part II
   5.         Market for Registrant's Common Equity and Related
              Stockholder Matters .....................................    23
   6.         Selected Consolidated Financial Data ....................    24
   7.         Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................    25
  7a.         Quantitative and Qualitative Disclosures about Market
              Risk ....................................................    27
   8.         Financial Statements and Supplementary Data .............    27
   9.         Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .....................    28
  Part III
  10.         Directors and Executive Officers of the Registrant ......    29
  11.         Executive Compensation ..................................    31
  12.         Security Ownership of Certain Beneficial Owners and
              Management ..............................................    34
  13.         Certain Relationships and Related Transactions ..........    35

  Part IV
  14.         Exhibits, Financial Statements, and Reports on Form
              8-K .....................................................    35
              Signatures ..............................................    36

                                    PART I


ITEM 1. BUSINESS

     Celgene Corporation, a Delaware Corporation incorporated in 1986, is an independent biopharmaceutical company engaged primarily in the discovery, development and commercialization of orally administered, small molecule drugs for the treatment of cancer and immunological diseases. The key mechanisms of action for our drugs are modulation of the overproduction of TNF-- and inhibition of angiogenesis. Additionally, our chiral chemistry program develops chirally pure versions of existing compounds for both pharmaceutical and agrochemical markets. We had total revenues of $26.2 million in 1999.

     The FDA approved our first commercialized product, THALOMID, for sale in the United States in July 1998. The approved indication for THALOMID is for the treatment of acute cutaneous manifestations of moderate to severe ENL and as maintenance therapy for prevention and suppression of cutaneous manifestation recurrences. ENL is an inflammatory complication of leprosy. We sell this product in the United States through our 60 person sales and commercialization organization.

     Our pipeline of new drugs is highlighted by two classes of orally administered therapeutic agents: IMiDs and SelCIDs. The IMiD class is based on the activity of THALOMID in modulating the overproduction of TNF-- and inhibiting angiogenesis. In preclinical studies, our IMiDs have demonstrated a higher level of activity than thalidomide. In animal models, these compounds did not cause birth defects or sedation. We completed Phase I trials in the fourth quarter of 1999 for each of our lead IMiDs. The results, announced in February, 2000, found that both IMiDs were well-tolerated in healthy human volunteers.

     The second class of compounds, SelCIDs, is designed to modulate TNF-- by selectively inhibiting PDE 4, a key cell-signaling enzyme. Our SelCIDs are targeted to control inflammation without broad suppression of the immune system. Phase I trials demonstrated our lead SelCID compound, CDC 801, was safe and well tolerated. There were no signs of nausea or vomiting, common side effects of known PDE 4 inhibitors. CDC 801 is being tested in a Phase II pilot, placebo controlled trial for the treatment of Crohn's disease. This trial is expected to be completed in the first half of 2000.

     In the third quarter of 1999, we announced favorable clinical results of two Phase III pivotal efficacy trials for ATTENADE, a chirally pure version of dl-methylphenidate. dl-methylphenidate is commonly marketed as Ritalin. ATTENADE is designed to treat the symptoms of Attention Deficit Disorder, or ADD and Attention Deficit Hyperactivity Disorder, or ADHD. We expect that the final 12-month safety trial will be completed in the first half of 2000 and we plan to submit an NDA to the FDA in the second half of 2000.

CELGENE PRODUCT OVERVIEW

     The target disease states for, and clinical trial status of, THALOMID and our products and compounds currently under development are outlined in the following table:


  PRODUCT              INDICATION/INTENDED USE                              STATUS
----------   ------------------------------------------   -----------------------------------------
THALOMID     Erythema Nodosum Leprosum (ENL)              Approved
             Multiple Myeloma                             Phase II trial data published and
                                                          presented at the American Society of
                                                          Hematology. Phase III pivotal trial
                                                          protocol in preparation.
             Myelodysplastic Syndrome                     Phase II trial ongoing and initial data
                                                          presented at the American Society of
                                                          Hematology.
             Leukemia                                     Multiple Phase II trials underway.
             Glioblastoma(1)                              Initial Phase II trials completed. Other
                                                          Phase II trials underway.
             Liver Cancer                                 Phase II trial underway.
             Kidney Cancer                                Phase II trial underway.
             Prostate Cancer(1)                           Initial Phase II trial completed. Other
                                                          Phase II trials underway.
             Kaposi's Sarcoma(1)                          Phase II trial completed.
             Cancer Cachexia                              Initial Phase II trial completed.
             Sarcoidosis                                  Initial Phase II trial completed. Other
                                                          Phase II trials underway.
             Scleroderma                                  Initial Phase II trial completed.
             Recurrent Aphthous Stomatitis                Phase III pivotal trial completed in
                                                          AIDS patients.
             Crohn's disease                              Phase II trial completed and initial
                                                          data published.
             Ulcerative Colitis                           Phase II trial underway.
             Colon and Rectal Cancer(1)                   Phase II trial announced.
SelCIDs
 CDC 801     Crohn's disease                              Phase II trial underway.
 CC 7085     Crohn's disease                              Preclinical toxicology.
IMiDs
 CDC 501     Blood cancers                                Initial Phase I trial completed.
 CC 4047     Blood cancers                                Initial Phase I trial completed.
ATTENADE     Attention Deficit Disorder and Attention     Phase III pivotal efficacy trials
             Deficit Hyperactivity Disorder               completed. Phase III safety trials
                                                          ongoing.

----------
(1) At least one study supported by the National Cancer Institute

OVERVIEW OF ONCOLOGY AND IMMUNOLOGY

     Our clinical and commercial focus is to produce a portfolio of highly potent, selective drugs that have the potential to regulate the overproduction of TNF-- and are anti-angiogenic.

     TNF--, produced primarily by certain white blood cells, is one of a number of proteins called cytokines that act as chemical messengers throughout the body to regulate many aspects of the immune system. TNF-- is essential to mounting an inflammatory response, which is the normal immune system reaction to infection or injury that rids the body of foreign agents and promotes tissue repair. However, chronic or excessive production of TNF-- has been implicated in a number of acute and chronic inflammatory diseases. These disease states, which are inadequately treated with existing therapies, include non-insulin dependent diabetes, Alzheimer's disease, congestive heart failure, inflammatory bowel disease, rheumatoid arthritis, cancer cachexia, Parkinson's disease, multiple sclerosis and lupus.

     Traditional therapies for these disease states include anti-inflammatory drugs and immunosuppressive agents. These therapies often fail to achieve significant clinical benefits and can cause serious side effects such as severe drops in certain blood component counts, liver toxicity, osteoporosis, teratogenicity and various endocrine abnormalities. We believe that selective control and reduction of TNF-- represents a promising new strategy for treating chronic inflammatory diseases. In pursuit of this strategy, two broad classes of compounds have been investigated: proteins and small synthetic molecules.

     Anti-TNF-- proteins, including anti-TNF-- antibodies and TNF-- soluble receptors, have demonstrated efficacy in the treatment of such chronic inflammatory diseases as rheumatoid arthritis and Crohn's disease. While initial doses of these anti-TNF-- proteins have been well tolerated and have reduced disease activity in clinical studies, these proteins exhibit certain shortcomings linked to their nature as proteins. First, they are large molecules that must currently be injected or infused. Second, the period of efficacy of a given dosage of a protein-based drug can decline with repeated administration, rendering protein-based drugs more suitable for treatment of acute pathological conditions rather than chronic disease states. This limitation is due in part to increasing production by a patient's immune system of antibodies that neutralize administered proteins.

     There are a number of large molecule, protein-based therapeutic products under development by other companies for TNF-- modulation. One product has received  approval  from  the  FDA  for  the  treatment  of  Crohn's disease and rheumatoid arthritis, and another has received approval for rheumatoid arthritis. Synthetic small molecule drugs, however, if successfully developed, may prove to be preferable in the treatment of chronic inflammatory diseases, due to factors such as oral dosing, lower cost of therapy and avoidance of undesirable immune response that results in adverse side effects and reduced efficacy. We believe that our small molecule immunotherapeutic compounds have the potential to selectively modulate TNF-- while affording these benefits.

     In addition, research has indicated that our small molecule drug, THALOMID, is anti-angiogenic. Angiogenesis is the fundamental biological process by which new blood vessels are formed. Cancer cells require oxygen and nutrients and initiate a biochemical mechanism that stimulates angiogenesis which, in turn, provides the cancerous cells with the blood supply that they need to grow. Inhibition of angiogenesis could adversely affect the graft of a tumor and be a potential anti-cancer therapy. This therapy could be also used in conjunction with radiation or more traditional chemotherapeutic agents. Currently, a number of anti-angiogenic agents are being developed by a number of companies. However, we believe that THALOMID is the only product on the market that has a direct anti-angiogenic effect. Moreover, preliminary research suggests that our two new classes of small molecule immunotherapeutic compounds -- one of which is based on thalidomide's activity -- may be anti-angiogenic.

THALOMID

     In July 1998, we received FDA approval to market THALOMID for treatment of ENL and the product was launched in late September 1998. THALOMID is the first drug approved under a special "Restricted Distribution for Safety" regulation and is distributed through our S.T.E.P.S. program. Our program is designed to support the safe and appropriate use of THALOMID and has been made a part of the approved labeling for THALOMID. We are currently developing THALOMID for the treatment of a variety of serious disease states for which we believe there are currently no adequate approved therapies. Our current intent is to seek FDA approval for THALOMID for at least one cancer of the blood, such as multiple myeloma, one solid tumor cancer and an AIDS-related indication.

     The immunological and anti-angiogenic properties of THALOMID are being investigated as the basis for treatment of a variety of oncological diseases, and a number of trials are ongoing, some in cooperation with the NCI, to evaluate the potential of the drug in cancer. Key investigations include multiple myeloma, which was the subject of an article and editorial in the November 18, 1999 issue of The New England Journal of Medicine, Volume 341, Number 21, and glioblastoma multiforme, for which initial data were presented in November 1999 at the Chemotherapy Foundation Symposium XVII in New York. Additional presentations have been made at the 41st ASH Symposium in December 1999.

     Our work with thalidomide was originally based on a scientific collaboration with The Rockefeller University's Laboratory of Cellular Physiology and Immunology. In the early 1990s, researchers at The Rockefeller
University discovered that thalidomide is a selective modulator of TNF-- and, therefore, could be of potential benefit in many serious immune-related disease states, including cachexia and other AIDS-related conditions. We believe that, in serious and debilitating disease states, the risk of birth defects and other potential side effects related to thalidomide is outweighed by the drug's potential clinical benefits. The Rockefeller University has granted to us certain exclusive rights and licenses to manufacture, use and sell thalidomide for treating the toxicity associated with high concentrations of TNF-- in septic shock, cachexia and HIV-related disease states. Researchers at the Children's Medical Center, which is affiliated with Harvard University, discovered that thalidomide is anti-angiogenic and filed patents on this utility. These patents, some of which have not issued in the United States, are exclusively licensed to EntreMed, Inc. We were granted an exclusive sublicense to all of EntreMed's thalidomide patents in December 1998.

     As  a  result  of  our  own  applications  and  designations  acquired from
EntreMed,  we  now  have  Orphan  Drug  designations  from  the FDA for THALOMID covering: primary brain malignancies; HIV associated wasting syndrome; severe Recurrent Aphthous Stomatitis, or RAS, in severely, terminally immunocompromised patients; clinical manifestations of mycobacterial infections caused by Mycobacterium tuberculosis and non-tuberculous mycobacteria; ENL; multiple myeloma; Crohn's disease and Kaposi's sarcoma. If the FDA approves any of these indications for THALOMID, we will be granted a seven-year period of exclusivity during which time the FDA is prohibited, except under some conditions, from approving another version of thalidomide for the approved indication.

     Thalidomide was developed initially as a sedative, and was also widely prescribed by doctors in Europe in the late 1950s and early 1960s to pregnant women for relief of morning sickness. After severe birth defects were later observed with use of the drug, it was virtually removed from the world market. Thalidomide was later discovered to have therapeutic effects in the treatment of ENL, a disease that is rare in the United States but common in many parts of the developing world. Although the FDA had never approved the marketing of thalidomide, the U.S. Public Health Service has dispensed the drug for the treatment of ENL for the past 25 years. We note that thalidomide's history may limit market acceptance of THALOMID.


ONCOLOGY

     Cancer tissue has many blood vessels. This observation has led to the realization that growth of blood vessels is essential for tumor growth, invasion and metastasis. Specifically, developing solid primary tumors are believed to remain clinically insignificant unless they can arrange to obtain nourishment from their host. Biochemically, an invasive tumor acts by altering a complex system of factors causing the formation of new blood vessels from existing ones. Almost three decades ago, it was proposed that this tumor angiogenesis could be a target of cancer therapy. Anti-angiogenic compounds were believed to be able to work by reducing or halting remaining tumor growth and could also be used in conjunction with more traditional chemotherapeutic agents. Thalidomide was discovered to be anti-angiogenic at the Children's Medical Center in Boston.

     We are currently working with the NCI and a number of clinical investigators to assess the potential of THALOMID in the treatment of various cancers. In the first 12 months after THALOMID was commercially launched in the United States, approximately 70% of the product's prescriptions were in oncology, as reported by prescribers on our S.T.E.P.S. program enrollment surveys.

     Multiple Myeloma. Multiple myeloma is a malignant proliferation of plasma cells and plasmacytoid cells. It is the second most common blood borne malignancy and is invariably fatal. According to the Leukemia Society of America, multiple myeloma accounts for about 13% of blood borne disease and affects approximately 40,000 people in the United States. The incidence of this disease is approximately four per 100,000, and approximately 14,400 cases are reported annually with approximately 11,000 deaths associated with the disease every year.

     Clinical research published in the November 18, 1999 edition of The New England Journal of Medicine, Volume 341, Number 21, reported results of a study conducted at the University of Arkansas on the use of THALOMID in 84 multiple myeloma patients with advanced stage disease and histories of extensive prior chemotherapeutic interventions, radiation treatments and multiple bone marrow transplants. This Phase II study found that 32% of the patients had a partial response and 10% of the patients had a complete or nearly complete remission based on decreases in paraprotein, the myeloma protein in serum, or Bence Jones protein in urine, important markers of the progression of the disease. Clinical data from 180 patients in this study was presented at the December 1999 ASH meeting by researchers at the University of Arkansas who reported that 36% of the patients achieved a 25% reduction in tumor burden. Eighteen patients achieved paraprotein response of at least 90%, 14 patients achieved at least a 75% paraprotein response, 16 patients achieved at least a 50% paraprotein response and four patients achieved a complete response. Side effects reported by the investigators were constipation, weakness/fatigue and somnolence. A number of additional presentations and posters presented confirmatory evidence at the ASH meeting regarding the efficacy of THALOMID. In September 1999, similar findings were reported at the International Myeloma Workshop in Stockholm, Sweden on trials conducted at Cedars-Sinai Medical Center, Los
Angeles. In this Phase II, open label study of 20 relapsing or progressive multiple myeloma patients utilizing low-dose THALOMID administered over an eight-week trial period, 30% of patients experienced a greater than 50% reduction of tumor burden. Further data confirming earlier trials was presented at the Chemotherapy Foundation Symposium XVII in November 1999 in New York on 15 refractory patients treated at Saint Vincent's Medical Center, New York in which there was observed a 67% overall response with THALOMID alone or in combination with chemotherapy.

     In the 12 months following the launch of THALOMID, as reported by prescribers on our S.T.E.P.S. program enrollment surveys, approximately 30% of total usage was in multiple myeloma. Based on this information and on the growing volume of clinical trial data, our plan is to develop a regulatory/clinical program based on what has been learned from these studies and file a supplemental NDA for THALOMID for the treatment of multiple myeloma.


     Glioblastoma Multiforme. Glioblastomas are the most common brain tumors and account for 50% of all gliomas, an aggressive form of brain cancer. The usual treatment of high-grade gliomas is surgical removal followed by radiation therapy.

     Studies at the New York University School of Medicine and at the Dana Farber Institute have demonstrated the potential for thalidomide as a treatment for glioblastoma multiforme. Phase I/II data from the New York University trial were presented in November 1999 at the Chemotherapy Foundation Symposium XVII in New York. THALOMID in combination with carboplatin was administered to 71 patients with recurrent glioblastoma multiforme. At the maximum tolerated dose of THALOMID, 53 of the patients were evaluated for efficacy, with 70% experiencing responses, two with partial responses, 35 with disease stabilization. The trial's most commonly reported side effects were constipation and drowsiness. A Phase III trial will assess whether patients benefited because of the higher carboplatin doses or if there was any synergy between thalidomide and carboplatin. Additionally, a Phase II trial has been initiated in collaboration with the NCI's Radiation Therapy Oncology Group to investigate the effect of THALOMID and radiation as co-therapy for the treatment of glioblastoma.

     Other Oncology Indications. In addition to glioblastoma multiforme, the NCI is currently investigating THALOMID in clinical trials on prostate, colorectal, head and neck and non-small cell lung cancer. Other trials such as those in liver cancer, kidney cancer and leukemia are being run by key investigators. Recently, researchers in London reported that continuous, low-dose thalidomide is useful as an agent in patients with advanced cancers as a palliative. That study showed that three of 18 patients with kidney cancer also showed a response benefit and three patients had stabilization of their disease for periods of up to six months. In addition, four of 17 melanoma patients experienced stable disease for up to six months. According to a report in the medical journal Lancet, follow-up studies using higher doses have also shown "encouraging results" in patients with kidney cancer. These researchers are now testing thalidomide in combination with interferon or interleukin 2 in this group. Similarly, the NCI reported trial results in which 63 patients were treated with either a low dose or a high dose of thalidomide. Approximately 53% of the low dose and 68% of the high dose patients had declines in prostate specific antigen, a recognized marker for prostate cancer. If successful, these studies would establish proof of principle, leading to the design of additional trials, including pivotal studies.

IMMUNOLOGY

     THALOMID has been shown to impact the immune system both in vitro and in vivo. Examples of such biological activities include the inhibition of TNF--, stimulation of the anti-inflammatory cytokine IL-10 and activation of T-cell function. These types of activities could prove to have therapeutic benefit in a variety of inflammatory, infectious and autoimmune diseases. The two key areas of investigation at present involve inflammatory bowel disease and serious complications associated with HIV/AIDS. In addition, other areas of investigation include sarcoidosis, an inflammation of body tissue which often attacks the lungs and lymph nodes, and scleroderma, a chronic tissue disorder.

     Erythema Nodosum Leprosum. ENL is a complication of leprosy, a chronic bacterial disease. Although the disease is relatively rare in the United States, leprosy afflicts millions worldwide. ENL occurs in about 30% of leprosy patients and is characterized by cutaneous lesions, acute inflammation, fever and anorexia. On July 16, 1998, we received approval from the FDA to market THALOMID for the treatment of ENL.

     Inflammatory Bowel Disease. According to the Crohn's and Colitis Foundation of America, there are approximately one million Americans with active inflammatory bowel disease. Inflammatory bowel disease is characterized by serious chronic inflammation of the wall or any part of the gastrointestinal tract and results in pain, bloating and diarrhea. In addition, the chronic inflammation may result in abscesses and fistula formation. The most serious form of inflammatory bowel disease is known as Crohn's disease with an estimated 70,000 to 125,000 U.S. patients diagnosed with active moderate to severe manifestation of the disease.

     A Phase II pilot study using THALOMID in patients with severe Crohn's disease has been concluded at the Cedars-Sinai Medical Center, Los Angeles, and reported in the journal Gastroenterology. About 70% of the patients suffering from moderate to severe Crohn's disease who completed at least five weeks of the 12-week trial demonstrated a response when treated with low dose THALOMID, with 20% of these patients experiencing remission. All patients were able to reduce their steroid regimen by at least 50%, with 44% of patients discontinuing steroids. Data from this trial suggests that THALOMID may provide clinical benefit and potentially reduce the need for steroid treatment. This combination of effects could mean improvement over current therapeutic options. A similar Phase II pilot study has been initiated at Cedars-Sinai Medical Center using THALOMID for chronically active ulcerative colitis, which is another form of inflammatory bowel disease. Estimates of the prevalence of ulcerative colitis in the United States generally range between 250,000 and 500,000. Recent preliminary data has shown that eight of 11 patients with intractable bowel disease benefited from THALOMID.

     HIV/AIDS. Recurrent Aphthous Stomatitis, or RAS, is a complication of AIDS characterized by lesions of the oral cavity, esophagus and gastrointestinal tract and may interfere with normal eating. We believe RAS currently afflicts an estimated 5,000 AIDS patients in the United States. Positive results have been reported in a study conducted by the AIDS Clinical Trials Group of the National Institutes of Health using a formulation of thalidomide manufactured by a third party. In mid-1997, we began a pivotal clinical trial involving 84 patients for the evaluation of THALOMID in the treatment of RAS, using the same principal investigator as the AIDS Clinical Trials Group study. We will be analyzing this clinical trial data in 2000 with a view toward the possibility of a supplemental NDA submission to the FDA.

S.T.E.P.S. PROGRAM

     Working with the FDA and other governmental agencies as well as certain advocacy groups, we designed and implemented our S.T.E.P.S. program, the objective of which is the safe and appropriate use of THALOMID. This proprietary program includes comprehensive physician, pharmacist and patient education. Female patients are required to use contraception and are given pregnancy tests regularly. All patients are also subject to other requirements, including informed consent and participation in a confidential outcomes registry managed on our behalf by an academic epidemiology research group. Physicians are also required to comply with the educational, contraception counseling, informed consent and pregnancy testing and other elements of the program. Dispensing pharmacists are required to confirm that the physician is a registered participant in the program, and that the patient has signed an informed consent. Automatic refills are not permitted under the program and each prescription may not exceed four weeks dosing. A new prescription is required each month.

SALES AND COMMERCIALIZATION

     We have established an organization of approximately 60 persons to sell and commercialize THALOMID. These individuals have considerable experience in the  pharmaceutical  industry  and  many  have  experience  with oncological and immunological products. We expect to expand our THALOMID sales and commercialization group to support products we develop to treat oncological and immunological diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For drugs with indications with larger patient populations, we anticipate partnering with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales resources as appropriate to take advantage of product in-licensing and product acquistion opportunities. We intend to establish commercial relationships with selected companies in other countries to market THALOMID.

MANUFACTURING

     THALOMID is formulated and encapsulated for us by Penn Pharmaceuticals Ltd. of Great Britain in an FDA approved facility devoted exclusively to the production of THALOMID capsules. Both the bulk manufacturing facility that produces the drug substance for THALOMID and the Penn facility have been certified as cGMP compliant. In certain instances, we may be required to make substantial capital expenditures to access additional manufacturing capacity. In addition, we have established a contract with another cGMP certified bulk drug substance supplier for THALOMID that will begin in 2001 once the regulatory process is completed. We are also actively seeking an alternate manufacturer to provide additional capacity for the formulation and encapsulation of THALOMID and expect that this will be concluded in 2000.

IMIDS

     We have designed and synthesized a number of novel structural analogues of thalidomide called IMiDs which have been demonstrated in in vitro tests to be substantially more potent than thalidomide. There can be no assurance, however, that the same effect can be duplicated in humans. Animal models have suggested that our IMiDs do not cause the birth defects associated with thalidomide. Research on these compounds has identified two clinical trial candidates and each has completed a Phase I trial. Research continues on follow-on compounds with enhanced immunological and anti-angiogenic activity.

IMiDs may have potential for treating conditions where there is a deficiency in T-cell activity, such as viral diseases including HIV-related diseases, or for enhancing potential IL-12 mediated anti-tumor activities. In preclinical studies, our lead IMiD compound has been shown to inhibit interleukins 1-beta, 6 and 12 while stimulating the production of interleukins 10 and 2 as well as interferon gamma. The activity of T-cells is enhanced by the compound up to 1,000 times more than with thalidomide. We expect to advance our lead IMiD, CDC 501, into a Phase II pilot trial in a blood cancer during 2000. The U.S. Patent and Trademark Office has issued composition of matter and use patents to us relating to our IMiDs.

SELCIDS

     We have designed, synthesized and tested a large number of SelCIDs. These compounds have demonstrated the ability to be highly specific inhibitors of TNF-- overproduction in in vitro bioassays of human cells. SelCIDs appear to have a specific inhibitory effect on PDE 4, which is linked to the overproduction of TNF--. Studies have determined that many of the SelCIDs decrease synthesis of TNF-- through selective inhibition of PDE 4. Preclinical and animal tests have shown this class of compounds to be up to 10,000 times more active with a longer half-life than THALOMID. We believe that control of TNF-- at its source, versus simple removal of circulating levels of the cytokine, may facilitate more effective therapy without immune suppression. There can be no assurance, however, that the same effect can be duplicated in humans.

     Our lead SelCID, CDC 801, was found to be well tolerated in two Phase I trials completed in 1999 in the United Kingdom. A Phase II pilot trial for this compound in Crohn's disease commenced in 1999 at the Cedars-Sinai Medical Center and results are expected in the first half of 2000. In addition, we expect to initiate a Phase II pilot trial for CDC 801 in a blood cancer during 2000. Other SelCIDs have been identified and the most advanced of these is undergoing toxicological evaluation in preparation for the initiation of Phase I trials. Unlike many therapeutics which inhibit PDE 4, SelCIDs have not shown any evidence of acute nausea and vomiting in patients. The U.S. Patent and Trademark Office has issued to us composition of matter and use patents relating to our SelCIDs.

CHIRAL CHEMISTRY

     Many human pharmaceuticals and agrochemicals exist in two different three-dimensional configurations that are identical in chemical structure but are mirror images of each other. These conformations, known as enantiomers, or isomers, generally interact differently with biological targets. In clinical applications, one isomer may result in the desired therapeutic effect by stimulating or inhibiting a targeted biological function, while the other isomer may be inactive or cause undesirable side effects. In contrast to racemic compositions which contain both isomers, the use of chirally pure pharmaceuticals can result in significant clinical benefits such as reduced toxicity and increased efficacy. In agrochemical applications, the use of chirally pure chemicals can result in a substantially reduced volume of product required to achieve the desired benefit, thereby potentially lowering manufacturing costs and reducing the environmental burden as compared with racemic chemicals.

     Our biocatalytic process enables the efficient production of chirally pure compounds. This patented process is based primarily on the use of enzymes called aminotransaminases, which are optimized by us through a variety of techniques including genetic engineering. These enzymes catalyze the production of only the desired stereoisomer of a chiral compound and can be used in conventional chemical synthesis reactors at room temperature.

     Our biocatalytic process for producing chirally pure compounds differs from the more common approach of producing racemic mixtures followed by separation of the desired stereoisomer through resolution techniques such as crystallization or chromatography. These traditional approaches to producing chirally pure compounds can be cumbersome, result in low yields, use substantial amounts of raw materials and involve the disposition of waste product. Traditional approaches also are generally less economical than our process. We believe that our biocatalytic process can be applied to the manufacture of a wide variety of organic chemicals.

     We believe there is a significant incremental opportunity in developing selected, chirally pure versions of approved drugs currently sold in racemic form. Compounds that have been approved and marketed have a significant body of information regarding their safety and efficacy and consequently:

   - the cost and duration of preclinical evaluations and clinical trials may be reduced if reference may be made to data used in the course of obtaining regulatory approval for the racemic parent compound;

   - the risk of not obtaining regulatory approval may be reduced; and

   - marketing risks may also be reduced due to the established market for the parent compound.

     We have made significant progress over the past year in the development of ATTENADE, the chirally pure version of Ritalin. We have also made significant progress in the development and production of chirally pure agrochemicals. We believe that the agrochemical market presents a substantial opportunity because many agrochemicals produced in racemic form could be manufactured in chirally pure form.

ATTENADE

     We have completed two pivotal Phase III efficacy trials for ATTENADE. These trials found that ATTENADE met all efficacy parameters for controlling symptoms of ADD and ADHD in school-age children. Drugs containing dl-methylphenidate such as Ritalin have been used for decades for the treatment of ADD and ADHD. We believe that one million children in the United States were treated with dl-methylphenidate and other psychostimulants in 1998. Total U.S. sales in 1998 of drugs used to treat the symptoms of ADD and ADHD were approximately $500 million.

     More than 200 children participated in our pivotal trials. Both multi-center trials compared ATTENADE to placebo; the second trial directly compared the efficacy of both ATTENADE and dl-methylphenidate to placebo. As compared to placebo, ATTENADE demonstrated a statistically significant longer duration of action than dl-methylphenidate. ATTENADE controlled the symptoms of ADD and ADHD at all times measured in the study while dl-methylphenidate did not control the symptoms at the last measurement. In both trials, behavioral and objective measures were examined. ATTENADE had favorable scores over dl-methylphenidate in all parameters measured. The results of the primary efficacy analysis indicated that ATTENADE was significantly more effective than placebo as evaluated by a behavioral scale, signifying an improvement in the clinical status of the children. The results of the second trial confirmed the drug's efficacy and indicated a significantly longer duration of action for ATTENADE compared to dl-methlyphenidate as measured by a behavioral scale. The Phase III safety trial is scheduled for completion in the first quarter of 2000 and an NDA submission is anticipated later in the year. Clinical trials on a pulsed release formulation are planned to commence in the first half of 2000.

     We are in discussions regarding partnerships for ATTENADE in the United States and Europe. In Canada, where it is awaiting registration, ATTENADE is licensed to Biovail Corporation, which purchased $2.5 million dollars worth of our stock and will pay to us licensing fees, milestone payments and royalties. We have been issued patents for the use of ATTENADE for the treatment of ADD and ADHD, and for the once-a-day administration of methylphenidate drugs in a controlled or pulsed release formulation that includes both the chirally pure d-methylphenidate and the racemic form. In addition, we have been issued process patents covering our manufacturing process for the active substance.

CHIRALLY PURE AGROCHEMICALS

     Celgro is applying our proprietary biocatalytic synthesis technology to agrochemicals. Celgro's approach is to work with agrochemical companies to adapt our biocatalytic technology to the manufacture of chirally pure versions of their existing crop protection product and then license the technology to these companies in exchange for royalties. Celgro will also seek to develop chirally pure versions of existing agrochemicals on its own and then enter into license agreements with third parties, who would manufacture and sell the agrochemicals. We expect that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements. We have entered into research and development agreements with two leading agrochemical companies and initiatives are underway to secure additional collaborations.

     We also believe that our chiral technology can be enabling in agrochemical applications because it has the potential to significantly lower manufacturing costs compared to conventional technologies and other chiral technologies. Compared to our biocatalytic process, conventional technologies require more raw materials and greater plant capacity to produce the same effective quantity of product, while other chiral technologies require specialized equipment, more expensive chiral agents, more raw material and greater capacity for handling hazardous wastes produced in the separation process. In addition, it is anticipated that the required application amount of a chirally pure form of an agrochemical could be substantially less than the racemic form and achieve the same or better results, thereby reducing environmental burden. Agrochemicals are highly price sensitive and, therefore, a process that produces chirally pure products at significant cost savings could be in substantial demand.

PATENTS AND PROPRIETARY TECHNOLOGY

     Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     Under an agreement with The Rockefeller University, we have obtained certain exclusive rights and licenses to manufacture, have manufactured, use and sell products that are based on compounds that were identified in research carried out by The Rockefeller University and us, that have activity associated with TNF(alpha). The Rockefeller University has identified a method of using thalidomide and certain thalidomide-like compounds to treat certain symptoms associated with abnormal concentrations of TNF(alpha), including those manifested in septic shock, cachexia and HIV infection. In 1995, The Rockefeller University was issued a U.S. patent which claims such methods. This U.S. patent expires in 2012 and is included in the patent rights exclusively licensed to us under the license from The Rockefeller University. However, The Rockefeller University did not seek corresponding patents in any other country in respect of this invention. The Rockefeller University has filed an additional U.S. patent application and an international patent application relating to the activity of thalidomide related to interleukin-12. Under the license from The Rockefeller University, we were obligated to pay certain specified royalties to The Rockefeller University on net sales of licensed products for covered indications. In November 1999, we agreed with The Rockefeller University to substitute a lump sum payment and issue stock options to The Rockefeller University and the inventors in lieu of the royalties previously payable under the license. The license from The Rockefeller University is coterminous with the last to expire of the licensed patents and is terminable by The Rockefeller University only in the event of a breach of the agreement's terms by us which breach shall fail to be remedied for more than sixty days after notice thereof. Any termination of the license from The Rockefeller University could have a material adverse effect on our business, financial condition and results of operations.

     In 1998, we were granted an exclusive sublicense to all of the thalidomide patents and patent applications worldwide, exclusively licensed to EntreMed by the Children's Medical Center Corp., which is affiliated with Harvard University, related to the anti-angiogenic action of thalidomide. Three U.S. patents issued to Children's Medical Center Corp. will expire in 2014. Corresponding foreign patent applications and additional U.S. patent applications are still pending. Further, we have also exclusively sublicensed pending U.S. and foreign patent applications related to the use of thalidomide in combination with other therapeutic agents. There can be no assurance that additional patents will issue, or that if patents issue, that such patents will provide us with significant proprietary protection or commercial advantage. The license from EntreMed is coterminous with the last to expire of the licensed patents and we must pay royalties for at least 12 years from our first commercial sale in the United States. The EntreMed license is terminable in the event of a breach by us, which breach shall fail to be remedied for 60 days after notice thereof. Any termination of the license from EntreMed could have a material adverse affect on our business, financial condition and results of operations.

     We have been issued a total of 36 U.S. patents and have filed an additional 15 U.S. patent applications. Of the issued patents, 14 relate to our oncologic or immunologic compounds and uses and six are directed to methylphenidate therapeutic compositions and processes. Our U.S. patents expire between 2001 and 2019. We have filed patient applications and in some instances have obtained patents in certain other countries which correspond to some, but not all of our U.S. patents. We expect to continue to file patent applications covering the use of our proprietary inventions.

     Prior to the enactment in the United States of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade, the exclusive rights afforded by a U.S. patent were for a period of 17 years measured from the date of grant. Under these new laws, the term of any U.S. patent granted on an application filed subsequent to June 8, 1995 will terminate 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995 will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

     Under the Drug Price Competition and Patent Term Restoration Act of 1984, a U.S. product patent or use patent may be extended for up to five years under certain circumstances to compensate the patent holder for the time required for FDA regulatory review of the product. The benefits of this act are available only to the first approved use of the active ingredient in the drug product and may be applied only to one patent per drug product. There can be no assurance that we will be able to take advantage of this law.

     Our  success  will  depend,  in  part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary and conduct its business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our owned or licensed pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or whether they will be circumvented or infringed upon by others. Since patent applications in the United States are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of its inventions, we, or our licensors, may have to participate in interference proceedings declared by the U.S. patent and Trademark Office to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us. Prosecution of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, subject to significant liabilities to such third party and/or required to license technologies from such third party. Also, different countries have different procedures for obtaining patents and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. We do not currently have, nor do we intend to seek, patent protection relating to the use of THALOMID to treat ENL.

     We also rely upon unpatented, proprietary and trade secret technology that we seek to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. There can be no assurance that these agreements provide meaningful protection or that they will not be breached, that we would have adequate remedies for any such breach or that our trade secrets, proprietary know-how and technological advances will not otherwise become known to others. In addition, there can be no assurance that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology or that such technology will not be found to be non-proprietary or not a trade secret.

GOVERNMENTAL REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal, and in some cases state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by us, our collaborators or licensees to obtain or maintain, or any delay in obtaining regulatory approvals could adversely affect the marketing of our products, and our ability to receive product revenue, royalty revenue or profit sharing payments.


     The activities required before a pharmaceutical may be marketed in the United States begin with preclinical testing not involving human subjects. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of a product and its formulations. The results of these studies must be submitted to the FDA as part of an Investigational New Drug application, or IND, which must be reviewed by the FDA primarily for safety considerations before proposed clinical trials in humans can begin.

     Typically, clinical trials involve a three-phase process. In Phase I, clinical trials are generally conducted with a small number of individuals to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. If the Phase I trials are satisfactory, Phase II clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes and expanded evidence of safety. In Phase III, large-scale, multi-center, adequately powered and well-controlled, comparative clinical trials are conducted with patients in effort to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. However, in some limited circumstances Phase III trials may be modified to allow evaluation of safety and efficacy in a less regimented manner, which may allow us to rely on historical data relating to the natural course of disease in untreated patients. In some cases, as a condition of NDA approval, confirmatory trials are required to be conducted after the FDA's approval of an NDA in order to resolve any open issues. The FDA requires monitoring of all aspects of clinical trials and reports of all adverse events must be made to the agency, both before and after drug approval.


     The results of the preclinical testing and clinical trials are submitted to the FDA as part of an NDA for evaluation to determine if the product is adequate for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. When an NDA is approved, the manufacturer must employ a system for obtaining reports of experience and side effects that are associated with the drug and make appropriate submissions to the FDA.

     Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A "rare disease or condition" is defined as one which affects less than 200,000 people in the United States or which affects more than 200,000 people, but for which the cost of development and making available the drug is not expected to be recovered from sales of the drug in the United States. Upon the approval of the first NDA for a drug designated as an orphan drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for such drug for that indication for seven years. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug's development. Possible amendment of the Orphan Drug Act by the United States Congress and possible reinterpretation by the

FDA are the subject of frequent discussion. FDA regulations reflecting certain definitions, limitations and procedures initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. We have received from the FDA orphan drug approval for thalidomide for the treatment of ENL. Celgene also has received orphan  drug  designations  for  thalidomide:  for  the  treatment  of  multiple myeloma; for the treatment of HIV-associated wasting syndrome; for the treatment of the clinical manifestations of mycobacterial infection caused by Mycobacterium tuberculosis and non-tuberculosis mycobacteria; for the treatment of severe recurrent apthous stomatitis in severely, terminally compromised patients; and for the treatment of Crohn's disease. We also obtained orphan drug designation in Kaposi's sarcoma and primary brain malignancies as part of our agreement with EntreMed. However, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the use of thalidomide for the treatment of one or more of these indications, other than ENL. If that were to happen, our applications for that indication could not be approved until the competing company's seven-year period of exclusivity expired.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with the FDA's cGMP. In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility.

     Failure to comply with applicable FDA regulatory requirements can result in informal administrative enforcement actions such as warning letters, recalls or adverse publicity issued by the FDA or in legal actions such as seizures, injunctions, fines based on the equitable remedy of disgorgement, restitution and criminal prosecution.

     Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, regulatory approval of prices is required in most countries other than the United States. There can be no assurance that the resulting prices would be sufficient to generate an acceptable return to us.

COMPETITION

     The pharmaceutical and agrochemical industries in which we compete are each highly competitive. Our competitors include major pharmaceutical and biotechnology companies, most of which have considerably greater financial, technical and marketing resources than us. We also experience competition in the development of our products and processes from universities and other research institutions and, in some instances, compete with others in acquiring technology from such sources.

     Competition in the pharmaceutical industry, and specifically in the oncology and immunology areas being addressed by us, is particularly intense. Numerous companies are pursuing techniques to modulate TNF-- production through various combinations of monoclonal antibodies, TNF-- receptors and small molecule approaches. Two U.S. companies, Centocor Inc., a wholly owned subsidiary of Johnson & Johnson, and Immunex Corporation, have registered drugs that block the disease-causing effects of TNF-- in inflammatory arthritis and bowel disease. Both drug products are registered in the United States and in Europe and have been marketed since 1998. In the United States the present cost of TNF-- modulating drugs, not including medical or other charges, is between $7,000 and $11,500 per patient year. Amgen Inc. is currently also developing a soluble TNF-- receptor. BASF A.G. has a human antibody in development and Celltech Group plc has a humanized antibody. In addition, a number of other companies are attempting to address, with other technologies and products, the disease states currently being targeted by us. EntreMed is researching the effectiveness of its own thalidomide analogues as anti-angiogenic agents in the treatment of retinal disease and cancer. Andrulis Pharmaceuticals Corp., a small, privately held company, is attempting to develop thalidomide for the treatment of AIDS-related complications.

     Several companies have established chiral products and chiral technologies. Sepracor Inc. and Chiroscience Group plc are actively developing chirally pure versions of pharmaceuticals currently marketed in racemic form. Chiroscience has completed Phase I trials in the United Kingdom for a chirally pure version of dl-methylphenidate and is working with Medeva plc, a leading supplier of dl-methylphenidate in the United States, towards full clinical development. Chiroscience has also taken certain steps to assert patent and proprietary rights with respect to its formulation of a chirally pure version of dl-methylphenidate. The agrochemical market is large and, within this market, efforts are underway by the in-house development staffs of agrochemical companies to produce chirally pure versions of their existing racemic crop protection agents.

     The pharmaceutical and agrochemical industries have undergone, and are expected to continue to undergo, rapid and significant technological change, and competition is expected to intensify as technical advances in each field are made and become more widely known. In order to compete effectively, we will be required to continually upgrade our scientific expertise and technology, identify and retain capable management, and pursue scientifically feasible and commercially viable opportunities.

     Our competition will be determined in part by the indications for which our products are developed and ultimately approved by regulatory authorities. An important factor in competition will be the timing of market introduction of our or our competitors' products. Accordingly, the relative speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities of products to the market will be expected to be important competitive factors. Competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price and patent position.

MANUFACTURING

     THALOMID is formulated and encapsulated for us by Penn Pharmaceuticals Ltd. of Great Britain in an FDA approved facility devoted exclusively to the production of THALOMID capsules. Both the bulk manufacturing facility that produces the drug substance for THALOMID and the Penn facility have been certified as cGMP compliant. In certain instances, we may be required to make substantial capital expenditures to access additional manufacturing capacity. In addition, we have established a contract with another cGMP certified bulk drug substance supplier for THALOMID that will begin in 2001 once the regulatory process is completed. We are also actively seeking an alternate manufacturer to provide additional capacity for the formulation and encapsulation of THALOMID and expect that this will be concluded in 2000.

SALES AND COMMERCIALIZATION

     We have established an organization of approximately 60 persons to sell and commercialize THALOMID. These individuals have considerable experience in the  pharmaceutical  industry  and  many  have  experience  with oncological and immunological products. We expect to expand our THALOMID sales and commercialization group to support products we develop to treat oncological and immunological diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For drugs with indications with larger patient populations, we anticipate partnering with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales resources as appropriate to take advantage of product in-licensing and product acquisition opportunities. We intend to establish commercial relationships with selected companies in other countries to market THALOMID.

EMPLOYEES

     As of March 15, 2000, we had 151 full-time employees, 47 of whom were engaged primarily in research and development activities, 60 of whom were engaged in sales and commercialization activities and the remainder of whom were engaged in executive and administrative activities. Of these employees, 55 have advanced degrees, including 26 who have Ph.D. degrees. We also maintain consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States.


FORWARD-LOOKING STATEMENTS

     Certain statements contained or incorporated by reference in this annual report are forward-looking statements concerning our business, financial condition, results of operations, economic performance and financial condition. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and within the meaning of Section 21E of the Securities Exchange Act of 1934 are included, for example, in the discussions about:

     - our strategy;

     - new product development or product introduction;

     - product sales, royalties and contract revenues;

     - expenses and net income;

     - our credit risk management;

     - our liquidity;

     - our asset/liability risk management; and

     - our operational and legal risks.

     These statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to, those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

RISK FACTORS

     IF WE ARE UNSUCCESSFUL IN DEVELOPING AND COMMERCIALIZING OUR PRODUCTS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

     Many of our products and processes are in the early or mid-stages of development and will require the commitment of substantial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. We have not yet sold any of our products other than THALOMID. All of our other products will require further development, clinical testing and regulatory approvals, and there can be no assurance that commercially viable products will result from these efforts. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition and results of operations could be materially adversely affected.

     DURING THE NEXT SEVERAL YEARS, WE WILL BE VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF THALOMID.

     At our present level of operations, we may not be able to attain profitability if physicians prescribe THALOMID only for those who are diagnosed with ENL. Under current FDA regulations, we are limited in our ability to promote THALOMID outside this approved use. The market for the use of THALOMID in patients suffering from ENL is relatively small. We have initiated clinical studies to examine whether or not THALOMID is effective and safe when used to treat disorders other than ENL, but we do not know whether these studies will in fact demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market THALOMID for additional indications. If the results of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of THALOMID by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of THALOMID in the ENL market. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product.

     IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

     There can be no assurance that those of our products that receive regulatory approval, including THALOMID, or those products for which no regulatory approval is required, will achieve market acceptance. A number of factors render the degree of market acceptance of our products uncertain, including the extent to which we can demonstrate the products' efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third party payors, such as government and private insurance plans. Failure of our products to achieve market acceptance would have a material adverse effect on our business, financial condition and results of operations.

      WE FACE A RISK OF PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN INSURANCE.

     We may be subject to product liability or other claims based on allegations that the use of our technology or products has resulted in adverse effects, whether by participants in our clinical trials or by patients using our products. Thalidomide, when used by pregnant women, has resulted in serious birth defects. Therefore, necessary and strict precautions must be taken by physicians prescribing the drug to women with childbearing potential, and there can be no assurance that such precautions will be observed in all cases or, if observed, will be effective. Use of thalidomide has also been associated, in a limited number of cases, with other side effects, including nerve damage. Although we have product liability insurance that we believe is appropriate, there can be no assurance that we will be able to obtain additional coverage if required, or that such coverage will be adequate to protect us in the event claims are asserted against us. Our obligation to defend against or pay any product liability or other claim may have a material adverse effect on our business, financial condition and results of operations.

     WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEED TO SEEK ADDITIONAL FUNDING.

     We have sustained losses in each year since our incorporation in 1986. We sustained net losses of $21.8 million, $25.1 million and $25.4 million for the years ended December 31, 1999, 1998 and 1997. We had an accumulated deficit of $166.4 million and $144.6 million at December 31, 1999 and 1998. We expect to make substantial expenditures to further develop and commercialize our products, and, based on these expenditures, it is probable that losses will continue for at least the next six months. We expect that our rate of spending will accelerate as the result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of products now in development. In order to fund our future operations, we will likely seek additional capital. We may not be able to raise additional capital on reasonable terms, if at all. There can be no assurance, assuming we successfully raise additional funds, that we will achieve profitability or positive cash flow.

     WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     We have historically experienced, and expect to continue for the foreseeable future to experience, significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

     - demand for our products;

     - regulatory approvals for our products;

     - the timing of the introduction and market acceptance of new products by us or competing companies;

     - the timing of certain research and development milestones; and

     - our ability to control our costs.

     WE HAVE NO MANUFACTURING CAPABILITIES AND WE ARE DEPENDENT ON ONE SUPPLIER FOR THE RAW MATERIAL AND ONE MANUFACTURER FOR THE FORMULATION AND ENCAPSULATION OF THALOMID.

     We currently have no experience in, or our own facilities for, manufacturing any products on a commercial scale. Currently, we obtain all of our bulk drug material for THALOMID from a single supplier and rely on a single manufacturer to formulate and encapsulate THALOMID. The FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practice, or cGMP, regulations and guidelines. If the operations of the sole supplier or the sole manufacturer were to become unavailable for any reason, the required FDA review and approval of the operations of a new supplier or new manufacturer could cause a delay in the manufacture of THALOMID which could have a material adverse effect on our business, financial condition and results of operations. We intend to continue to utilize outside manufacturers if and when needed to produce our other products on a commercial scale. If our outside manufacturers do not meet our requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, our business, financial condition and results of operations could be materially adversely affected.

     WE HAVE LIMITED MARKETING AND DISTRIBUTION CAPABILITIES.

     Although we have a 60 person sales and commercialization group to sell THALOMID, we may be required to seek a corporate partner to provide marketing services with respect to our other products. Any delay in developing these resources could have a material adverse impact on our results of operations. We have contracted with a specialty distributor to distribute THALOMID. Failure of this specialty distributor to perform its obligations could have a material adverse effect on our business, financial condition and results of operations.

     WE ARE DEPENDENT ON COLLABORATIONS AND LICENSES WITH THIRD PARTIES.

     Our ability to fully commercialize our products, if developed, may depend to some extent upon our entering into joint ventures or other arrangements with established pharmaceutical companies with the requisite experience and financial and other resources to obtain regulatory approvals and to manufacture and market such products. Accordingly, our success may depend, in part, upon the subsequent success of such third parties in performing preclinical and clinical trials, obtaining the requisite regulatory approvals, scaling up manufacturing, successfully commercializing the licensed product candidates and otherwise performing their obligations to us. We cannot assure you that:

     - we will be able to enter into joint ventures or other arrangements on acceptable terms, if at all;

     - our joint ventures or other arrangements will be successful;

     - our joint ventures or other arrangements will lead to the successful development and commercialization of any products;

     - we will be able to obtain or maintain proprietary rights or licenses to any technology or products developed in connection with our joint ventures or other arrangements; or

     - we will be able to preserve the confidentiality of any proprietary rights or information developed in connection with our joint ventures or other arrangements.

     THE HAZARDOUS MATERIALS WE USE IN OUR RESEARCH AND DEVELOPMENT COULD RESULT IN SIGNIFICANT LIABILITIES WHICH COULD EXCEED OUR INSURANCE COVERAGE AND FINANCIAL RESOURCES.

     We use some hazardous materials in our research and development activities. While we believe we are currently in substantial compliance with the federal, state and local laws and regulations governing the use of these materials, we cannot assure you that accidental injury or contamination will not occur. Any such accident or contamination could result in substantial liabilities, which could exceed our insurance coverage and financial resources. Additionally, we cannot assure you that the cost of compliance with environmental and safety laws and regulations will not increase in the future.

     RESIDUAL YEAR 2000 PROBLEMS COULD CAUSE A MATERIAL DISRUPTION IN OUR BUSINESS.

     Although all of our computer hardware and software has been upgraded for Year 2000 compliance, all of our key vendors have provided assurance that they are Year 2000 compliant and there were no related problems at the transition into the Year 2000, any residual effect of the Year 2000 problem could cause a material disruption in our business.

INDUSTRY RISKS

     THE PHARMACEUTICAL AND AGROCHEMICAL INDUSTRIES ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND THERE IS NO ASSURANCE OF REGULATORY APPROVAL.

     The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. There can be no assurance that we will be able to obtain the necessary approvals required to market our products in any of these markets. The testing, marketing and manufacturing of our products will require regulatory approval, including approval from the FDA and, in some cases, from the U.S. Environmental Protection Agency, or the EPA, and the U.S. Department of Agriculture, or the USDA, or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. Certain of our pharmaceutical products in development also fall under the Controlled Substances Act of 1970, or the CSA, which requires authorization by the U.S. Drug Enforcement Agency, or the DEA, of the U.S. Department of Justice in order to handle and distribute these products. It is not possible to predict how long the approval processes of the FDA, EPA, DEA or any other applicable federal, state or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies are no assurance of success in later phases of the approval process. Risks associated with the regulatory approval process include:

   - in general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval;

   - delays or rejections may be encountered during any stage of the regulatory approval process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency's requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first;

   - requirements  for  approval  may  become  more  stringent due to changes in
     regulatory   agency   policy,   or  the  adoption  of  new  regulations  or
     legislation;

   - the scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed;

   - approved drugs and agrochemicals, as well as their manufacturers, are subject to continuing and on-going review, and discovery of previously unknown problems with these products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market; and

   - regulatory authorities and agencies may promulgate additional regulations restricting the sale of our existing and proposed products.

     Once approved, we cannot guarantee that the FDA will permit us to market those products for broader or different applications, or that it will grant us approval with respect to separate product applications which represent extensions of our basic technology, or that existing approvals will not be withdrawn or modified in a significant manner. In addition, it is possible that the FDA will promulgate additional regulations restricting the sale of our present or proposed products.

     Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, by the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations, and the FDA's interpretation of them, may impair our ability to effectively market THALOMID or other products which gain approval. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which approval has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA. The FDA is aware that physicians prescribe THALOMID for off-label uses and has not, as of this date, initiated any regulatory actions against us. FDA approval of THALOMID requires that we distribute it under the rigid standards of our S.T.E.P.S. program in order to maintain approval.

     Delays in obtaining, or the failure to obtain and maintain, necessary approvals from the FDA, EPA, DEA or other applicable regulatory authorities or agencies for our proprietary products or regulatory enforcement actions by FDA concerning our marketing practices would have a material adverse effect on our business, financial condition and results of operations.

     WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     Our  success  will  depend,  in  part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties, when necessary, and conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application may not be obtained or may be significantly reduced before the patent is issued.
Consequently, we do not know whether any of our pending applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage. If any of our issued or licensed patents are infringed, we cannot guarantee that we will be successful in enforcing our intellectual property rights. Moreover, we cannot assure you that we can successfully defend against any patent infringement suit that may be brought against us by a third party. Patent infringement lawsuits in the pharmaceutical and biotechnology industries can be complex, lengthy and costly to both parties. Further, we rely upon unpatented proprietary and trade secret technology that we try to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. There can be no assurance that these agreements will not be breached or that we would have adequate remedies for any such breach. We cannot assure you that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology or that such technology will not be found to be non-proprietary or not a trade secret. Our right to practice the inventions claimed in some patents which relate to products under development and THALOMID arises under licenses granted to us by others, including EntreMed, Inc. and The Rockefeller University. While we believe these agreements to be valid and enforceable, we cannot assure you that our rights under these agreements will continue or that disputes concerning these agreement will not arise. In addition, certain of the grants contained in the licenses granted to us depend upon the validity and enforceability of other agreements to which we are not a party.

     THE PHARMACEUTICAL AND AGROCHEMICAL INDUSTRIES ARE HIGHLY COMPETITIVE AND SUBJECT TO RAPID AND SIGNIFICANT TECHNOLOGICAL CHANGE.

     The pharmaceutical and agrochemical industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major chemical and pharmaceutical companies, as well as specialized pharmaceutical firms. Most of these companies have considerably greater financial, technical and marketing resources than us. We also experience competition from universities and other research institutions and, in some instances, we compete with others in acquiring technology from these sources. The pharmaceutical and agrochemical industries have undergone, and are expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances in each field are made and become more widely known. The development of products or processes with significant advantages over those that we are seeking to develop could have a material adverse effect on our business, financial condition and results of operations.

     SALES OF OUR PRODUCTS ARE DEPENDENT ON THIRD-PARTY REIMBURSEMENT.

     Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These health care management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been targeted in this effort. We cannot assure you that our products will be considered cost effective by payors, that reimbursement will be available or, if available, that the level of reimbursement will be sufficient to allow us to sell our products on a profitable basis.

ITEM 2. PROPERTIES

     We lease a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2002 with one five-year renewal option, and a 29,000-square foot facility which has a term ending in July 2010 with two five-year renewal options. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party which has a term ending in December 2009 with two five-year renewal options. We believe that our laboratory facilities are adequate for our research and development activities for at least the next 12 months.

ITEM 3. LEGAL PROCEEDINGS

     We are not engaged in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low sale prices per share of common stock on the Nasdaq National Market:

                                      HIGH          LOW
                                   ----------   ----------
1999 ...........................
  Fourth Quarter ...............   $72 5/8       $24 3/4
  Third Quarter ................    29            14
  Second Quarter ...............    20 1/16       13 9/16
  First Quarter ................    18 5/8        11 5/16
1998....... ....................
  Fourth Quarter ...............   $17 1/4       $ 7 1/2
  Third Quarter ................    15             4 1/8
  Second Quarter ...............    11 1/2         8 1/4
  First Quarter ................    11 5/8         6 15/16


     The last reported sales price per share of common stock on the Nasdaq National Market on March 21, 2000 was $117 13/16. As of March 21, 2000, there were approximately 450 holders of record of our common stock.

                                DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data should be read in conjunction with the our Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999 are derived from our Consolidated Financial Statements which have been audited by KPMG LLP, independent certified public accountants, and which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. Some information has been derived from other audited consolidated financial statements. Our historical results are not necessarily indicative of future results of operations.

                                                                          YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------------------------------------------
                                                  1995             1996             1997             1998             1999
                                           ----------------- ---------------- ---------------- ---------------- ----------------
Statements of Operations Data:
 Total revenues ..........................   $     472,000    $     881,665    $   1,122,193    $   3,800,490    $  26,209,624
 Loss from continuing operations .........      (8,366,380)     (17,057,521)     (25,019,844)     (32,022,873)     (21,781,200)
Discontinued operations:
 Loss from operations ....................      (2,150,143)        (761,461)        (427,183)         (59,837)              --
 Gain on sale of chiral assets ...........              --               --               --        7,014,830               --
 Net loss applicable to common
   stockholders ..........................   $ (10,516,523)   $ (21,609,640)   $ (26,921,501)   $ (25,092,528)   $ (21,781,200)
                                             =============    =============    =============    =============    =============
Per share of common stock-- basic
 and diluted:
 Loss from continuing operations .........   $       (1.04)   $       (1.81)   $       (2.05)   $       (1.98)   $       (1.20)
Discontinued operations:
 Loss from operations ....................           (0.27)           (0.08)           (0.03)              --               --
 Gain on sale of chiral assets ...........              --               --               --             0.43               --
 Net loss applicable to common
   stockholders ..........................           (1.30)   $       (2.29)   $       (2.20)   $       (1.55)   $       (1.28)
                                             =============    =============    =============    =============    =============
 Weighted average number of shares
   outstanding ...........................       8,073,000        9,450,000       12,215,000       16,160,000       17,012,000



                                                                               DECEMBER 31,
                                          ---------------------------------------------------------------------------------------
                                                1995             1996              1997              1998              1999
                                          ---------------- ---------------- ----------------- ----------------- -----------------
Balance Sheet Data:
 Cash and cash equivalents, and
   marketable securities ................  $  11,712,905    $  17,814,984    $   13,583,445    $    5,123,843    $   19,526,643
 Assets held for disposal ...............             --               --           485,170                --                --
 Total assets ...........................     14,211,218       20,937,862        18,217,456        11,927,997        32,333,670
 Convertible debentures .................      4,592,366        2,026,043                --                --                --
 Convertible notes ......................             --               --                --         8,348,959        38,494,795
 Accumulated deficit ....................    (70,989,400)     (92,599,039)     (119,520,540)     (144,613,068)     (166,394,268)
 Stockholders' equity (deficit) .........      7,142,501       16,065,009        15,425,092        (3,732,624)      (15,709,386)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We were organized in 1980 as a unit of Celanese Corporation, a chemical company. Our initial mandate was to apply biotechnology to the production of fine and specialty chemicals. Following the 1986 merger of Celanese Corporation with American Hoechst Corporation, we were spun off as an independent company. In July 1987, we completed an initial public offering of our common stock and commenced the development of chemical and biotreatment processes for the chemical and pharmaceutical industries. We discontinued the biotreatment operations in 1994 to focus on our targeted small molecule cancer and immunology compound development programs and our biocatalytic chiral chemistry program.

     Since 1990, our revenues have been generated primarily through research and development relating to, and supply of, chirally pure intermediates to pharmaceutical companies for use in new drug development and, to a lesser degree, from agrochemical research and development contracts. However, as we developed our cancer and immunology programs, sales of chirally pure intermediates became a less integral part of our strategic focus. Accordingly, on January 9, 1998, we completed the sale of our chiral intermediate business to Cambrex Corporation for $15.0 million. The terms of the sale provided for a payment of $7.5 million at closing and an additional amount of future royalties not to exceed the net present value on the date of contract of $7.5 million, with a guarantee of certain minimum payments beginning in the third year after closing.

     In late September 1998, we commenced sales of our first commercial product, THALOMID.

     We have sustained losses in each year since our inception in 1986. In 1999, we had a net loss of $21.8 million and at December 31, 1999, had an accumulated deficit of $166.4 million. We expect to make substantial expenditures to further commercialize and develop THALOMID, develop our oncology and immunology programs and expand our chiral business. Based on these expenditures, it is likely that losses will continue for at least the next six months.

     Subject to the risks described elsewhere in this Annual Report on Form 10-K, we believe that there are significant market opportunities for the products and processes under development by us. To address these opportunities in a timely and effective manner, we intend to seek out collaborations and licensing arrangements with third parties. We have entered into agreements covering the manufacture and distribution for us of certain compounds, such as THALOMID, and the development by us of processes for producing chirally pure crop protection agents for license to agrochemical manufacturers. This development is performed through Celgro Corporation, our wholly owned subsidiary.

     We have established a commercial organization to sell THALOMID and we currently employ 60 persons in this capacity. We intend to develop and market our own pharmaceuticals for indications with accessible patient populations. For drugs with indications for larger patient populations, we anticipate partnering with other pharmaceutical companies. We also anticipate partnering with companies for the development and commercialization of our chirally pure pharmaceutical and agrochemical products. We expect that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements.

     Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products, the timing of the introduction and market acceptance of new products by us or competing companies, the timing of research and development milestones and our ability to control costs.

RESULTS OF OPERATIONS
Fiscal Years Ended December 31, 1999, 1998 and 1997

     Total revenues. Total revenues in 1999 increased significantly to approximately $26.2 million from $3.8 million in 1998. The increase resulted from our first full year of product sales of THALOMID in 1999 of approximately $24.1 million compared with $3.3 million of THALOMID sales in 1998. The 1998 sales of THALOMID reflected only a partial year of sales, starting from the launch date at the end of the third quarter. Revenue from research contracts increased to $2.2 million in 1999 from $535,000 in 1998 and included a milestone payment of $500,000 related to ATTENADE. The 1998 revenues increased by 238% to approximately $3.8 million from approximately $1.1 million in 1997. This was due to product sales of approximately $3.3 million of THALOMID which was approved in 1998 by the FDA and a decrease in research contracts of approximately $.6 million due to completion of a contract at the end of 1997 with a major agrochemical company.

     Cost of goods sold. Cost of goods sold in 1999 was approximately $3.0 million compared with approximately $282,000 in 1998. The cost of goods sold in both years does not reflect raw material or formulation and encapsulation costs of Thalomid, as these costs were charged as research and development expenses prior to receiving FDA approval. There was no cost of goods sold in 1997.

     Research and development expenses. Research and development expenses for 1999 were slightly lower at approximately $19.6 million compared with approximately $19.8 million in 1998. Increased spending for clinical trials, primarily for ATTENADE, was offset by a decrease in regulatory consulting fees, university research program spending, and spending for THALOMID capsules which was charged as research and development expense prior to receiving FDA approval in July of 1998. Research and development expenses for 1998 increased by 14% to approximately $19.8 million from approximately $17.4 million in 1997. This increase was primarily due to an increase of approximately $1.5 million for the our chiral pharmaceutical program primarily for clinical trials and preclinical toxicology studies and approximately $780,000 relating to the our immunotherapeutic program, primarily for clinical trials for potential new NDA filings for THALOMID.

     Selling, general and administrative expenses. Selling, general and administrative expenses for 1999 increased by 62% over 1998, from approximately $16.2 million to approximately $26.2 million. The increase was primarily in sales and marketing expenses, approximately $3.6 million, warehousing and distribution expenses, approximately $3.4 million, and expenditures relating to medical affairs and drug safety costs, approximately $730,000, all to support the commercialization and distribution of THALOMID.

     Selling, general and administrative expenses for 1998 increased by 77% to approximately $16.2 million from approximately $9.1 million in 1997. This was primarily due to sales and marketing expenses, $4.8 million, in anticipation of the THALOMID product launch as well as post launch selling activities. Other increases were primarily related to the necessary infrastructure costs required to support the commercial operations including medical affairs and drug safety costs of $928,000, information systems development cost and additional finance personnel, $423,000, and other administrative expenses such as legal, consulting and investor relations of approximately $900,000.

     Interest income and interest expense. Interest income for 1999 of $694,000 was slightly down from $705,000 in 1998 as average cash balances were approximately the same in both years. Interest income for 1998 increased by 42% to approximately $705,000 from approximately $496,000 in 1997. The increase was due to higher average cash balances in 1998.

     Interest expense in 1999 was significantly higher than 1998, at approximately $2.8 million compared with approximately $256,000 in 1998. The higher interest expense resulted from the interest on the three convertible notes which were issued in September 1998, January 1999 and July 1999. Interest expense for 1998 increased 129% to approximately $256,000 from $112,000 due primarily to the interest expenses associated with the 9.5% convertible notes issued in September 1998.

     Loss from continuing operations. The loss from continuing operations decreased 32% in 1999 compared with 1998, to approximately $21.8 million from approximately $32.0 million. The decreased loss resulted from the higher gross profit on THALOMID sales and an income tax benefit of $3.0 million from the sale of a portion of our New Jersey state net operating loss carryforwards, offset by increased selling, general and administrative costs and higher interest expense. The loss from continuing operations increased 28% to approximately $32.0 million in 1998 from approximately $25.0 million in 1997. The increase was due primarily to spending related to the launch of THALOMID and ongoing research programs in chiral pharmaceuticals and immunotherapeutics as described above.

     Loss from discontinued operations. The loss from discontinued operations decreased to $60,000 in 1998 from $427,000 in 1997 due to the fact that the chiral intermediate business was sold in early January 1998. The Company recorded a gain on the sale of the chiral intermediate assets of approximately $7.0 million in 1998.


LIQUIDITY AND CAPITAL RESOURCES

     Since our inception in 1986, we have financed our working capital requirements primarily through private and public sales of our debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, and revenues from research contracts and product sales. As of December 31, 1999, we have raised approximately $100.0 million in net proceeds from three public and three private offerings, including our initial public offering in July 1987. We also issued convertible notes in September 1998, January 1999, and July 1999 with net proceeds aggregating approximately $38.0 million.

     Our  net  working  capital  at December 31, 1999 increased significantly to approximately $18.5 million (primarily cash and cash equivalents) from approximately $2.5 million at December 31, 1998. The increase in working capital was primarily due to the cash received from the issuance of the convertible notes in 1999 and 1998 as well as collection of receivables on sales of THALOMID.

     Cash and cash equivalents increased by $12.2 million in 1999 while marketable securities increased by $2.2 million from 1998. This reflects the receipt of funds from the issuance of the convertible notes and collection of receivables from sales of THALOMID.

     We  expect  that  our  rate  of  spending  will  increase  as the result of
increased   clinical   trial  costs,  increased  expenses  associated  with  the
regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID and increased working capital requirements. On February 16, 2000, we completed a public offering of 3,450,000 shares of our common stock. Proceeds from the transaction net of expenses, were approximately $278.0 million. These funds plus the increasing revenues from sales of THALOMID should fund our operations for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue
recognition   in   financial   statements,   including   the   recognition   of
non-refundable fees received upon entering into arrangements. We are in the process of evaluating this SAB and the effect it will have on our future consolidated financial statements and future revenue recognition policy.

YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

     All of our computer hardware and software has been upgraded for Year 2000 compliance. All of our key vendors have provided assurance that they are Year 2000 compliant. While there were no Year 2000 related problems at the transition into the Year 2000, we are maintaining our contingency plans in the event any problems arise in the future.

     The statement contained in the foregoing Year 2000 readiness disclosures is subject to protection under the Year 2000 Information and Readiness Disclosure Act.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market Risk

     We do not use derivative financial instruments. Our convertible notes have a fixed interest rate.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  NAME                     AGE                         POSITION
---------------------------------------   -----   --------------------------------------------------
John W. Jackson* ......................    55     Chairman of the Board and Chief Executive
                                                   Officer
Sol J. Barer, Ph.D.* ..................    52     President, Chief Operating Officer, Director
Robert J. Hugin* ......................    45     Chief Financial Officer and Senior Vice President
Jack L. Bowman ........................    67     Director
Frank T. Cary .........................    79     Director
Arthur Hull Hayes, Jr., M.D. ..........    66     Director
Gilla Kaplan, Ph.D. ...................    52     Director
Richard C. E. Morgan ..................    55     Director
Walter L. Robb, Ph.D. .................    71     Director
Lee J. Schroeder ......................    71     Director

----------
* Executive Officer

     JOHN W. JACKSON has been our Chairman of the Board and Chief Executive Officer since January 1996. From February 1991 to January 1996, Mr. Jackson was President of Gemini Medical, a consulting firm that he founded and which specialized in services and investment advice to start-up medical device and biotechnology companies. Previously, Mr. Jackson had been President of the worldwide Medical Device Division of American Cyanamid, a major pharmaceutical company, from February 1986 to January 1991 and served in various international positions, including Vice President -- International for American Cyanamid from 1978 to 1986. Mr. Jackson served in several human health marketing positions at Merck & Company, a major pharmaceutical company, from 1971 to 1978. Mr. Jackson received a B.A. degree from Yale University and an M.B.A. from INSEAD, France.

     SOL J. BARER, PH.D. has been our President since October 1993 and our Chief Operating Officer and one of our directors since March 1994. Dr. Barer was our Senior Vice President -- Science and Technology and Vice President/General Manager -- Chiral Products from October 1990 to October 1993 and our Vice President -- Technology from September 1987 to October 1990. Dr. Barer received a Ph.D. in organic and physical chemistry from Rutgers University.

     ROBERT J. HUGIN has been our Senior Vice President and Chief Financial Officer since June 1999. Previously, Mr. Hugin had been a Managing Director at J.P. Morgan & Co. Inc., which he joined in 1985. Mr. Hugin received an A.B. degree from Princeton University and an M.B.A. from the University of Virginia.

     JACK L. BOWMAN, one of our directors since April 1998, served as Company Group Chairman of Johnson & Johnson from 1987 to 1994. From 1983 to 1987, Mr. Bowman served as Executive Vice President of American Cyanamid. Mr. Bowman is also a director of NeoRx Corporation, Cell Therapeutics, Inc., CytRx Corporation, Cellegy Pharmaceuticals and Targeted Genetics.

     FRANK T. CARY has been Chairman of the Executive Committee of our board of directors since July 1990 and has been one of our directors since 1987. From 1973 to 1981, Mr. Cary was Chairman of the Board and Chief Executive Officer of International Business Machines Corporation. Mr. Cary also is a director of Cygnus Therapeutic Systems Inc., ICOS Corporation, Lincare Inc., Lexmark International Inc., Vion Pharmaceuticals Inc. and Teltrend, Inc.

     ARTHUR HULL HAYES, JR., M.D., one of our directors since 1995, has been President and Chief Operating Officer of MediScience Associates, a consulting organization that works with pharmaceutical firms, biomedical companies and foreign governments, since July 1991. Dr. Hayes has also been a partner in Issue Sphere, a public affairs firm that focuses on health science issues, since November 1995, as well as a professor in medicine, pharmacology and family and community medicine at New York Medical

College and clinical professor of medicine and pharmacology at the Pennsylvania State University College of Medicine. From 1986 to 1990, Dr. Hayes was President and Chief Executive Officer of E.M. Pharmaceuticals, a unit of E.
Merck AG and from 1981 to 1983 was Commissioner of the United States Food and Drug Administration. Dr. Hayes also is a director of Myriad Genetics, Inc., NaPro BioTherapeutics, Inc. and Premier Research Worldwide.

     GILLA KAPLAN, PH.D., one of our directors since April 1998, is an immunologist in the Laboratory of Cellular Physiology and Immunology at The Rockefeller University in New York where she was appointed Assistant Professor in 1985 and Associate Professor in 1990. Dr. Kaplan is a member of numerous professional societies and has been the organizer of several major symposia on tuberculosis. Dr. Kaplan has served as an advisor to the Global Program for Vaccines and Immunization of the World Health Organization, has participated in several NIH peer review panels, and is on the Editorial Board of Microbial Drug Resistances, and Tubercle and Lung Disease. Dr. Kaplan is the author of more than 100 scientific publications and has received international recognition for her work. In 1995, she gave the Special Honorary Lecture at the American Society for Microbiology and in 1997 was appointed a Fellow of the American Academy of Microbiology.

     RICHARD C. E. MORGAN, one of our directors since 1987, is a co-founder, Chairman and Chief Executive Officer of incuVest LLC and a Managing Partner and co-founder of Amphion Capital Management LLC. Prior to founding Amphion, he was Managing General Partner of Wolfensohn Partners, L.P., the predecessor to
Amphion Ventures L.P. Mr. Morgan also serves as Chairman of AXCESS, Inc., Quidel Corp., ONTOS, Inc., IVEX Corporation and Quantrad, Inc. In addition, he serves on the Board of Directors of ChromaVision Medical Systems, Inc. and Indigo NV.

     WALTER L. ROBB, PH.D., one of our directors since 1992, has been a private consultant and President of Vantage Management Inc., a consulting and investor services company, since January 1993. Mr. Robb was Senior Vice President for Corporate Research and Development of General Electric Company, and a member of its Corporate Executive Council from 1986 to December 1992. Mr. Robb also is Chairman of the board of directors of Capital District Sports and a director of Cree Research Inc., Mechanical Technology, Inc. and Plug Power, Inc.

     LEE J. SCHROEDER, one of our directors since 1995, has been President of Lee Schroeder & Associates, Inc., pharmaceutical business consultants, since 1985. Mr. Schroeder was President of Fox Meyer Lincoln from 1983 to 1985, and was an Executive Vice President of Sandoz, Inc. from 1981 to 1983. Mr. Schroeder also is a director of Bryan LGH Hospital, MGI Pharmaceutical, Inc., Ascent Pediatrics, Inc. and Interneuron Pharmaceuticals, Inc.

ELECTION OF DIRECTORS

     Each director holds office (subject to our By-Laws) until the next annual meeting of stockholders and until such director's successor has been elected and qualified. There are no family relationships between any of the directors and executive officers of the Company.

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

                                         ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                             ------------------------------------------- -------------------------------------------
                                                           OTHER ANNUAL    RESTRICTED    SECURITIES     ALL OTHER
       NAME AND                                            COMPENSATION       STOCK      UNDERLYING    COMPENSATION
  PRINCIPAL POSITION   YEAR     SALARY ($)     BONUS ($)        ($)       AWARD(S) ($)    OPTIONS #        ($)
--------------------- ------ ---------------- ----------- -------------- -------------- ------------ ---------------
John W. Jackson       1999        300,000       390,000       19,200(1)        0           220,000        13,390(2)
 Chairman and         1998        285,000        79,800       19,200(1)        0           100,000        13,390(2)
 Chief Executive      1997        270,000        97,200        9,500(1)        0                 0        13,390(2)
 Officer
Sol J. Barer, Ph.D.   1999        255,833       230,250       19,200(1)        0            70,000             0
 President and        1998        243,333        51,100       19,200(1)        0            50,000             0
 Chief Operating      1997        232,500        63,647        9,500(1)        0                 0             0
 Officer
Robert J. Hugin       1999        127,385(3)    168,000        7,200           0           150,000             0
 Sr. V. P. & Chief
 Financial Officer

----------
(1) Reflects matching contributions under the Company's 401K plan.

(2) Reflects  life  insurance  premiums  for  a  life  insurance  policy for Mr.
    Jackson.

(3) Mr. Hugin commenced his employment with the Company in June, 1999.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     John W. Jackson, Sol J. Barer and Robert J. Hugin (each an "Executive") are employed pursuant to substantially similar employment agreements (the "Employment Agreements") providing for their continued employment until January 1, 2003 (the period during which Executive is employed is referred to as the "Employment Period"). The Employment Period shall be automatically renewed for successive one-year terms unless the Company or Executive gives written notice to the other at least six months prior to the expiration of the Employment Period. The Employment Agreements provide Messrs. Jackson, Barer and Hugin with a base salary (which may be increased by the Board of Directors, or a committee thereof) of $300,000, $258,000 and $240,000, respectively, per annum. In addition, each of the Employment Agreements provides for an annual bonus in an amount equal to 65%, 45% and 35%, respectively, of Executive's base salary measured against objective criteria to be determined by the Board of Directors, or a committee thereof after good faith consultation with each Executive. The Employment Agreements also provide that Messrs. Jackson, Barer and Hugin are entitled to continue to participate in all group health and insurance programs and all other fringe benefit or retirement plans which are generally available to the Company's employees. Each of the Employment Agreements provides that if the Executive is terminated by the Company without cause or due to Executive's disability, he shall be entitled to receive a lump-sum payment in an amount equal to Executive's annual base salary and a pro rata share of Executive's annual target bonus. Upon the occurrence of a change in control (as defined in the Employment Agreements) and thereafter, each Employment Agreement provides that if, (a) at any time within one year of a change in control Executive's employment is terminated by the Company without cause or for disability or by Executive for good reason (as defined in the Employment Agreement) or (b) at any time within 90 days prior to a change in control, Executive's employment is terminated by the Company without cause or by Executive for good reason, Executive shall be entitled to receive: (i) a lump sum payment in an amount equal to three times Executive's base salary and three times Executive's highest annual bonus within the three years prior to the change in control; (ii) any accrued benefits; (iii) payment of health and welfare premiums for Executive and his dependants; and (iv) full and immediate vesting of all stock options and equity awards; provided, however, that such payment shall be reduced by any payments made to Executive prior to the change in control pursuant to Sections 10(a)(iv) and (v) of the Employment Agreements. Each Employment Agreement also provides that Executive shall be entitled to receive a gross-up payment on any payments made to Executive that are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, except that a gross-up will not be made if the payments made to Executive do not exceed 105% of the greatest amount that could be paid to Executive such that the receipt of payments would not give rise to the excise tax. Each Executive is subject to a non-compete which applies during the period the Executive is employed and until the first anniversary of the date Executive's employment terminates (the non-compete applies to the second anniversary of the date Executive's employment terminates if the Executive receives change in control payments and benefits).

STOCK OPTIONS

     The following table sets forth information for each of the named executive officers with respect to the value of options exercised during the year ended December 31, 1999 and the value of outstanding and unexercised options held as of December 31, 1999. There were no SARs exercised during 1999 and none were outstanding as of December 31, 1999.

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                 OPTION VALUES

                                                                NUMBER OF
                                                          SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                  SHARES                   UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                 ACQUIRED     VALUE       AT DECEMBER 31, 1999          AT DECEMBER 31, 1999
                               ON EXERCISE   REALIZED ----------------------------- ----------------------------
             NAME                  ($)         ($)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------- ------------- --------- ------------- --------------- ------------- --------------
John W. Jackson .............      --          --        206,423       286,667       $11,850,905   $15,640,820
Sol J. Barer, Ph.D. .........      --          --        250,746       103,334       $10,205,964   $ 5,740,441
Robert J. Hugin .............      --          --             --       150,000                --   $ 8,156,250

----------
(1) Represents the difference between the closing market price of the Common Stock as reported by Nasdaq on December 31, 1999 of $70 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options.

COMPENSATION COMMITTEE REPORT

     The Compensation Committee determines our executive compensation policies. The Compensation Committee determines the compensation of our executive officers and approves and oversees the administration of incentive compensation programs for all employees including executive officers. The Compensation Committee is composed solely of outside directors.

EXECUTIVE COMPENSATION POLICIES AND PROGRAMS

     Our executive compensation program is part of a company-wide program covering all employees. The program's goals are to attract, retain, and motivate employees, and it utilizes incentives such that employees and stockholders share the same risks. The compensation program is designed to link compensation to performance.

     A portion of each employee's compensation relates to the grant of stock options, and such grants are based on the successful attainment of strategic corporate, commercial, and individual goals.

     We do not have a pension plan or other capital accumulation program. Grants of stock options are therefore of great importance to executives as well as all employees. Any long-term value to be derived from such grants will be consistent with stockholder gains.

     Executive and employee compensation includes salary, employment-related benefits, and long-term incentive compensation:

     Salary. Salaries are set competitively relative to the biotechnology and pharmaceutical industries--industries with which we compete for our highly skilled personnel. Individual experience and performance is considered when setting salaries within the range for each position. Annual reviews are held and adjustments are made based on attainment of individual goals.

     Benefits. All employees are eligible for similar benefits, such as health, disability, and life insurance.

     Long-Term Incentive Compensation. An incentive compensation program is established annually. The purpose of this program is to provide financial incentives to executives and employees to achieve annual corporate, business unit, and individual goals. The incentive program also aligns executive and employee interests with those of stockholders by using grants of stock options. Such grants vest over time thereby encouraging continued employment with the Company. The size of grants is tied to comparative biotechnology industry practices. To determine such comparative data, the Company relies on outside compensation consultants and third party industry surveys.

     Under our 1998 incentive program, it was agreed that each year, subject to the achievement of certain goals by the Company, we would grant at certain dates pursuant to approval of the compensation committee of the Board of Directors, options to purchase shares of common stock. A similar incentive program has been designed for 1999 based on attainment of corporate, business unit, and individual goals. The program is open to all regular full-time employees, other than the executive officers of the Company.

     Chief Executive Officer Compensation. Pursuant to Mr. Jackson's contract with the Company entered into on September 30, 1997, Mr. Jackson received base salary of $300,000 for 1999. Mr. Jackson also received a bonus of $390,000 for 1999. Factors considered in determining Mr. Jackson's bonus included the successful attainment of several important milestones in the development of our products, as well as comparisons to total compensation packages of chief executive officers at corporations within our industry that are of comparable size.

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

     In 1999, pursuant to the 1995 Directors' Plan, each of Messrs. Bowman, Cary, Hayes, Morgan, Robb, Schroeder and Dr. Kaplan received an option to purchase 10,000 shares of Common Stock at an exercise price of $15.625 per share, the fair market value of the stock on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below sets forth the beneficial ownership of the Common Stock as of February 29, 2000 (i) by each director, (ii) by each of the named executive officers, (iii) by all directors and executive officers of Celgene as a group, and (iv) by all persons known by the Board of Directors to be beneficial owners of more than five percent of the outstanding shares of Common Stock.

                                                                      AMOUNT AND NATURE
                                                                        OF BENEFICIAL        PERCENT OF
                              NAME                                        OWNERSHIP            CLASS
----------------------------------------------------------------   ----------------------   -----------
John W. Jackson ................................................           388,133(1)            1.8%
Sol J. Barer, Ph.D. ............................................           232,427(1)(2)         1.1%
Robert J. Hugin ................................................            11,667(1)              *
Frank T. Cary ..................................................            97,780                 *
Arthur Hull Hayes, Jr., M.D ....................................            40,000(1)              *
Richard C. E. Morgan ...........................................            79,090(1)(3)           *
Walter L. Robb, Ph.D. ..........................................           100,000(1)              *
Lee J. Schroeder ...............................................            56,000(1)              *
Gilla Kaplan, Ph.D. ............................................            16,700(1)              *
Jack L. Bowman .................................................            12,700(1)              *
All directors and current executive officers of the Company as a
 group (ten persons) ...........................................         1,034,497(4)            4.7%
Donald P. Moriarty (5)
 c/o McGrath, Doyle & Phair
 150 Broadway
 New York, NY 10038 ............................................         1,122,500 (5)           5.3%
Pilgrim Baxter & Associates Ltd.
 825 Duportail Road
 Wayne, PA 19087 ...............................................         1,084,500(6)            5.1%

----------
* Less than one percent (1%).

(1) Includes shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options within 60 days of February 29, 2000, as follows: John W. Jackson -- 327,123; Sol J. Barer
    -- 232,412; Robert J. Hugin -- 11,667; Frank T. Cary -- 0; Arthur Hull Hayes, Jr. -- 40,000; Richard C. E. Morgan -- 25,000 shares; Walter L. Robb -- 64,000; Lee J. Schroeder -- 20,000; Gilla Kaplan -- 16,700; Jack Bowman -- 11,700. Does not include shares of Common Stock which the directors and executive officers had the right to acquire through the exercise of options not exercisable within 60 days of February 29, 2000, as follows: John W. Jackson -- 246,667; Sol J. Barer -- 96,668; Robert J. Hugin -- 173,333; Frank T. Cary -- 10,000; Arthur Hull Hayes, Jr. -- 10,000; Richard C. E. Morgan -- 10,000; Walter L. Robb -- 10,000; Lee J. Schroeder -- 10,000; Gilla Kaplan -- 25,333; and Jack L. Bowman -- 20,000.

(2) Includes with respect to Dr. Barer, 15 shares owned by the daughter of Dr. Barer, as to which shares Dr. Barer disclaims beneficial ownership.

(3) Includes with respect to Mr. Morgan, 90 shares owned by the son of Mr. Morgan, as to which shares Mr. Morgan disclaims beneficial ownership.

(4) Includes or excludes, as the case may be, shares of Common Stock as indicated in the preceding footnotes.

(5) Information regarding Donald P. Moriarty was obtained from a Schedule 13D, as amended, filed with the Securities and Exchange Commission. Such
    Schedule 13D states that Mr. Moriarty is deemed to be the beneficial owner of and to have sole dispositive power over all such shares of Common
    Stock, and that such shares are held by Mr. Moriarty, his family members, and Twin Oaks Partners, a partnership in which Mr. Moriarty is a general partner.

(6) Information  regarding  Pilgrim Baxter & Associates Ltd. was obtained from a
    Schedule 13G, filed by it with the Securities and Exchange Commission. Such Schedule 13G states that Pilgrim Baxter & Associates Ltd. is the beneficial owner of and has the sole dispositive power over all such shares of Common Stock and has sole voting power over 852,500 of those shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (a)(1),   (a)(2)   See  Index  to  Consolidated  Financial  Statements  and
Consolidated Financial Statement Schedule immediately following Exhibit Index.

     (b) None

     (c) Exhibits

     The following exhibits are filed with this report:


 EXHIBIT
   NO.                                       EXHIBIT DESCRIPTION
--------   ---------------------------------------------------------------------------------------
 3.1       Certificate of Incorporation of the Company, as amended (incorporated by reference to
           Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).
 3.2       Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8K, dated September 16, 1996).
10.1       Lease Agreement, dated January 16, 1987, between the Company and Powder Horn
           Associates (incorporated by reference to Exhibit 10.17 to the Company's Registration
           Statement on Form S-1, dated July 24, 1987).
10.2       1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the
           Company's Proxy Statement, dated May 30, 1997).
10.3       1995 Non-Employee Directors' Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 24, 1999).
10.4       Agent's Warrant issued in connection with the placement of 8% Convertible Debentures
           (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
           10Q for the quarter ended June 30, 1995).

            Agent's Warrant issued in connection with the placement of Series A Convertible
            Preferred Stock (incorporated by reference to the Company's Annual Report on Form
10.5        10K for the year ended December 31, 1995).

10.6        Form of Lock-Up Warrant issued to certain holders of Series A Convertible Preferred
            Stock (incorporated by reference to the Company's Registration Statement on Form S-3
            dated November 25, 1997 (No. 333-38891)).
10.7        Form of Warrant to be issued in connection with the issuance of Series B Convertible
            Preferred Stock (incorporated by reference to Exhibit 10.2 to the Company's Current
            Report on Form 8K dated June 10, 1997).
10.8        Rights Agreement, dated as of September 16, 1996, between Celgene Corporation and
            American Stock Transfer & Trust Company (incorporated by reference to the
            Company's Registration Statement on Form 8A, filed on September 16, 1996).
10.9        Form of indemnification agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual
            Report on Form 10K for the year ended December 31, 1996).
10.10       Employment Agreement dated as of January 1, 2000 between the Company and John W.
            Jackson.
10.11       Employment Agreement dated as of January 1, 2000 between the Company and Sol J.
            Barer.
10.12       Manufacturing Agreement between Penn Pharmaceuticals Limited and the Company
            (incorporated by reference to the Company's Registration Statement on Form S-3 dated
            November 25, 1997 (No. 333-38891)).
10.13       Celgene Corporation Replacement Stock Option Plan (incorporated by reference to
            Exhibit 99.1 of the Company's Registration Statement on Form S-3 dated May 18, 1998
            (No. 333-52963)).
10.14       Form of Stock Option Agreement to be issued in connection with the Celgene
            Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's Registration Statement on Form S-3 dated May 18, 1998 (No.
             333-52963)).
10.15       1998 Long Term-Incentive Plan (incorporated by reference to Exhibit A to the
            Company's Proxy Statement, dated May 18, 1998).
10.16       Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail
            Laboratories Incorporated (incorporated by reference to the Company's Current Report on Form 8K filed on July 17, 1998 (No. 000-16132)).
10.17       Agreement dated December 9, 1998 between the Company and EntreMed, Inc. (certain portions of the agreement have been omitted and filed separately with the United States
            Securities and Exchange Commission pursuant to a request for confidential treatment.
10.18       Employment Agreement dated as of January 1, 2000 between the Company and Robert
            J. Hugin.
10.19       Convertible Note Purchase Agreement, dated September 16, 1998 between the
            Company and Warburg Dillon Read LLC.
10.20       9.25% Convertible Note Due September 16, 2003.
10.21       Registration Rights Agreement dated as of September 16, 1998 between the Company and Warburg Dillon Read LLC.

  10.22      Note Purchase Agreement dated January 20, 1999 between the Company and the
             Purchasers named on Schedule I to the agreement in connection with the purchase of
             $15,000,000 principal amount of the Company's 9.00% Senior Convertible Note Due
             January 20, 2004.

  10.23      Form of 9.00% Senior Convertible Note Due January 20, 2004.
  10.24      Registration Rights Agreement dated as of January 20, 1999 between the Company and the Purchasers in connection with the issuance of the Company's 9.00% Senior
             Convertible Note Due January 20, 2004.
  10.25      Note Purchase Agreement dated July 6, 1999 between the Company and the Purchasers named in Schedule I to the agreement in connection with the purchase of $15,000,000 principal amount of the Company's 9.00% Senior Convertible Note Due June 30, 2004.
  10.26      Form of 9.00% Senior Convertible Note Due June 30, 2004.
  10.27      Registration Rights Agreement dated as of July 6, 1999 between the Company and the
             Purchasers in connection with the issuance of the Company's 9.00% Senior Convertible
             Note Due June 30, 2004.
  23.1       Consent of KPMG LLP
  24.1       Power of Attorney (included in Signature Page).
* 27.        Financial Data Schedule

------------------
* Previously Filed

                       SIGNATURES AND POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person or entity whose signature appears below constitutes and appoints John W. Jackson, Sol J. Barer and Robert
J. Hugin, and each of them, its true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for it and in its name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all contents and purposes as it might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant  to  the  requirements  of  Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CELGENE CORPORATION


                                        By /s/ John W. Jackson
                                           -----------------------------
                                           John W. Jackson
                                           Chairman of the Board and
                                           Chief Executive Officer

Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                               TITLE                          DATE
--------------------------------   ---------------------------------------   ---------------
    /s/ John W. Jackson            Chairman of the Board and                 March 30, 2000
 ---------------------------        Chief Executive Officer
        John W. Jackson

      /s/ Sol J. Barer             President and Chief Operating Officer     March 30, 2000
 ---------------------------
          Sol J. Barer

      /s/ Jack L. Bowman            Director                                 March 30, 2000
 ---------------------------
          Jack L. Bowman

      /s/ Frank T. Cary             Director                                 March 30, 2000
 ---------------------------
          Frank T. Cary

                                    Director                                 March 30 2000
 ---------------------------
       Arthur Hull Hayes, Jr.

      /s/ Gilla Kaplan              Director                                 March 30, 2000
 ---------------------------
          Gilla Kaplan

   /s/ Richard C.E. Morgan          Director                                 March 30, 2000
 ---------------------------
       Richard C. E. Morgan

    /s/ Walter L. Robb
---------------------------
        Walter L. Robb              Director                                 March 30, 2000

                                    Director                                 March 30, 2000
 ---------------------------
        Lee J. Schroeder

    /s/ Robert J. Hugin             Senior Vice President & Chief           March 30, 2000
 ---------------------------          Financial Officer
        Robert J. Hugin

   /s/ James R. Swenson             Controller (Chief Accounting Officer)   March 30, 2000
 ---------------------------
       James R. Swenson


     The foregoing constitutes a majority of the directors.

                              CELGENE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                           -----
Consolidated Financial Statements
 Independent Auditors' Report ............................................................ F-2
 Consolidated Balance Sheets as of December 31, 1998 and 1999 ............................ F-3
 Consolidated Statements of Operations - Years Ended December 31, 1997, 1998, and 1999 ... F-4
 Consolidated Statements of Stockholders' Equity (Deficit) - Years Ended December 31,
1997,98 and 1999 ......................................................................... F-5
 Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1998 and 1999 .... F-6
 Notes to Consolidated Financial Statements .............................................. F-8
Consolidated Financial Statement Schedule
 Schedule II - Valuation and Qualifying Accounts ......................................... F-20


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
CELGENE CORPORATION:


     We have audited the consolidated financial statements of Celgene Corporation and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiary as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP


Short Hills, New Jersey
January 27, 2000, except
as to note 14, which is as
of February 16, 2000

                              CELGENE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                   DECEMBER 31,
                                                                        -----------------------------------
                                                                               1998              1999
                                                                        ----------------- -----------------
ASSETS
Current assets:
   Cash and cash equivalents ..........................................  $    3,066,953    $   15,255,422
   Marketable securities available for sale ...........................       2,056,890         4,271,221
   Accounts receivable, net of allowance of $43,386 and $121,437 at
    December 31, 1998 and 1999, respectively ..........................       2,662,389         4,928,472
   Inventory ..........................................................       1,571,408         2,456,059
   Other current assets ...............................................         229,060           895,602
                                                                         --------------    --------------
      Total current assets ............................................       9,586,700        27,806,776
   Plant and equipment, net ...........................................       2,262,130         2,336,242
   Other assets .......................................................          79,167         2,190,652
                                                                         --------------    --------------
      Total assets ....................................................  $   11,927,997    $   32,333,670
                                                                         ==============    ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ...................................................  $    3,848,853    $    2,358,563
   Accrued expenses ...................................................       3,041,859         6,761,889
   Capitalized lease obligation .......................................         225,372           179,885
                                                                         --------------    --------------
      Total current liabilities .......................................       7,116,084         9,300,337
   Capitalized lease obligation-net of current portion ................         195,578            22,924
   Other non-current liabilities ......................................              --           225,000
   Long term convertible notes ........................................       8,348,959        38,494,795
                                                                         --------------    --------------
      Total liabilities ...............................................      15,660,621        48,043,056
                                                                         --------------    --------------
Stockholders' deficit:
   Preferred stock,$.01 par value per share 5,000,000 authorized; none outstanding at December 31,1998 and 1999 ..........................
   Common stock, $.01 par value per share 30,000,000 authorized; issued and outstanding 16,612,973 and 17,703,646 shares at December 31,
    1998 and December 31,1999, respectively ...........................         166,130           177,036
   Additional paid-in capital .........................................     140,714,314       150,599,750
   Accumulated deficit ................................................    (144,613,068)     (166,394,268)
   Accumulated other comprehensive loss ...............................              --           (91,904)
                                                                         --------------    --------------
      Total stockholders' deficit .....................................      (3,732,624)      (15,709,386)
                                                                         --------------    --------------
      Total liabilities and stockholders' deficit .....................  $   11,927,997    $   32,333,670
                                                                         ==============    ==============


See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------
                                                       1997               1998                1999
                                                 ----------------   ----------------   -----------------
Revenues:
 Product sales ...............................    $          --      $   3,265,490       $  24,052,124
 Research contracts ..........................        1,122,193            535,000           2,157,500
                                                  -------------      -------------       -------------
   Total revenues ............................        1,122,193          3,800,490          26,209,624
                                                  -------------      -------------       -------------
Expenses: ....................................
 Cost of goods sold ..........................               --            282,307           2,982,713
 Research and development ....................       17,380,390         19,771,953          19,646,129
 Selling, general and administrative .........        9,145,456         16,218,486          26,235,802
                                                  -------------      -------------       -------------
    Total expenses ...........................       26,525,846         36,272,746          48,864,644
                                                  -------------      -------------       -------------
Operating loss ...............................      (25,403,653)       (32,472,256)        (22,655,020)
Other income and expense:
 Interest income .............................          495,580            705,215             694,390
 Interest expense ............................          111,771            255,832           2,838,480
                                                  -------------      -------------       -------------
Loss before tax benefit ......................      (25,019,844)       (32,022,873)        (24,799,110)
Tax benefit (note 9) .........................               --                 --           3,017,910
                                                  -------------      -------------       -------------
Loss from continuing operations ..............      (25,019,844)       (32,022,873)        (21,781,200)
Discontinued operations: (note 10)
 Loss from operations ........................         (427,183)           (59,837)                 --
 Gain on sale of chiral assets ...............               --          7,014,830                  --
                                                  -------------      -------------       -------------
Net loss .....................................      (25,447,027)       (25,067,880)        (21,781,200)
Accretion of premium payable on
 preferred stock and warrants ................          521,397             24,648                  --
Deemed dividend for preferred stock
 conversion discount .........................          953,077                 --                  --
                                                  -------------      -------------       -------------
Net loss applicable to common
 stockholders ................................    $ (26,921,501)     $ (25,092,528)      $ (21,781,200)
                                                  =============      =============       =============
Per share basic and diluted: (note 2)
 Loss from continuing operations .............    $       (2.05)     $       (1.98)      $       (1.28)
 Discontinued operations:
   Loss from operations ......................          (  0.03)           (  0.00)                 --
   Gain on sale of chiral assets .............               --               0.43                  --
 Net loss applicable to common
   stockholders ..............................    $       (2.20)     $       (1.55)      $       (1.28)
                                                  =============      =============       =============
Weighted average number of shares of
 common stock outstanding ....................       12,215,000         16,160,000          17,012,000
                                                  =============      =============       =============

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                    COMMON STOCK              PREFERRED STOCK              TREASURY STOCK
                                              ------------------------ ---------------------------- ---------------------------
                                                 SHARES       AMOUNT      SHARES        AMOUNT         SHARES        AMOUNT
                                              ------------ ----------- ----------- ---------------- ------------ --------------
Balances at January 1, 1997 .................  10,611,422   $106,114         267    $   13,883,416     (29,985)    $ (100,239)
Exercised stock options .....................       2,986         30
Shares issued in lieu of cash bonus .........       5,000         50
Amortization of deferred compensation .
Conversion of convertible debenture ........     441,248      4,412
Issuance of Series B Preferred Stock - net                                 5,000         4,046,923
Conversion of preferred stock ...............   2,166,193     21,662      (5,180)      (14,654,071)
Accretion of premium on preferred stock                                                    521,397
Redemption of preferred stock ...............                                (13)         (721,287)
Deemed dividend on Series B Preferred
 Stock and fair value of warrants ...........                                              953,077
Comprehensive loss:
 Net loss ...................................
 Net change in unrealized gain (loss) on
 investment securities ......................
Total comprehensive loss ....................
Treasury shares issued ......................                                                            7,097         23,704
Issuance of common stock, net ...............   2,201,100     22,011
                                               ----------   --------
Balances at December 31, 1997 ...............  15,427,949   $154,279          74    $    4,029,455     (22,888)    $  (76,535)
Exercised stock options .....................     283,120      2,831
Exercise of warrants ........................     118,230      1,183
Costs related to secondary offering .........
Conversion of preferred stock ...............     575,669      5,757         (74)       (4,054,103)
Accretion of premium on preferred stock                                                     24,648
Shares issued for employee benefit plans            8,317         83                                    22,888         76,535
Sale of common stock ........................     199,688      1,997
Net loss and comprehensive loss .............
Balances at December 31, 1998 ...............  16,612,973   $166,130          --    $           --          --     $       --
Exercised stock options .....................     949,323      9,493
Exercise of warrants ........................      59,434        594
Shares issued for employee benefit plans           81,916        819
Issuance of options related to license
 agreement ..................................
Comprehensive loss:
 Net loss ...................................
 Net change in unrealized gain (loss) on
 investment securities ......................
 Total comprehensive loss ...................
 Balances at December 31, 1999 ..............  17,703,646   $177,036          --    $           --          --     $       --
                                               ==========   ========      ======    ==============     =======     ==========



                                                                                                  ACCUMULATED
                                                                                                     OTHER
                                                 ADDITIONAL     UNAMORTIZED                      COMPREHENSIVE
                                                  PAID-IN        DEFERRED        ACCUMULATED        INCOME
                                                  CAPITAL      COMPENSATION        DEFICIT          (LOSS)           TOTAL
                                              --------------- -------------- ------------------ -------------- -----------------
Balances at January 1, 1997 .................  $ 94,770,176     $  (1,133)     $  (92,599,039)    $   5,714      $  16,065,009
Exercised stock options .....................        20,187                                                             20,217
Shares issued in lieu of cash bonus .........        55,575                                                             55,625
Amortization of deferred compensation .                             1,133                                                1,133
Conversion of connvertible debenture ........     2,326,892                                                          2,331,304
Issuance of Series B Preferred Stock - net          793,825                                                          4,840,748
Conversion of preferred stock ...............    14,632,409                                                                 --
Accretion of premium on preferred stock                                              (521,397)                              --
Redemption of preferred stock ...............                                                                         (721,287)
Deemed dividend on Series B Preferred
 Stock and fair value of warrants ...........                                        (953,077)                              --
Comprehensive loss:
 Net loss ...................................                                     (25,447,027)                     (25,447,027)
 Net change in unrealized gain (loss) on
 investment securities ......................                                                        (5,714)            (5,714)
                                                                                                                 -------------
Total comprehensive loss ....................                                                                      (25,452,741)
                                                                                                                 -------------
Treasury shares issued ......................        55,250                                                             78,954
Issuance of common stock, net ...............    18,184,119                                                         18,206,130
                                               ------------                                                      -------------
Balances at December 31, 1997 ...............  $130,838,433     $      --      $ (119,520,540)    $      --      $  15,425,092
Exercised stock options .....................     2,028,715                                                          2,031,546
Exercise of warrants ........................       986,883                                                            988,066
Costs related to secondary offering .........       (73,136)                                                           (73,136)
Conversion of preferred stock ...............     4,048,346                                                                 --
Accretion of premium on preferred stock                                               (24,648)                              --
Shares issued for employee benefit plans            387,070                                                            463,688
Sale of common stock ........................     2,498,003                                                          2,500,000
Net loss and comprehensive loss .............                                     (25,067,880)                     (25,067,880)
                                                                               --------------                    -------------
Balances at December 31, 1998 ...............  $140,714,314     $      --      $ (144,613,068)    $      --      $  (3,732,624)
Exercised stock options .....................     8,028,139                                                          8,037,632
Exercise of warrants ........................       361,398                                                            361,992
Shares issued for employee benefit plans            799,004                                                            799,823
Issuance of options related to license
 agreement ..................................       696,895                                                            696,895
Comprehensive loss:
 Net loss ...................................                                     (21,781,201)                     (21,781,201)
 Net change in unrealized gain (loss) on
 investment securities ......................                                                       (91,904)           (91,904)
 Total comprehensive loss ...................                                                                      (21,873,105)
                                                                                                                 -------------
 Balances at December 31, 1999 ..............  $150,599,750     $      --      $ (166,394,269)    $ (91,904)     $ (15,709,387)
                                               ============     =========      ==============     =========      =============

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                         1997                1998                1999
                                                                  -----------------   -----------------   -----------------
Cash flows from operating activities:
Loss from continuing operations ...............................     $ (25,019,844)      $ (32,022,873)      $ (21,781,200)
Adjustments to reconcile loss from continuing operations
 to net cash used in operating activities:
   Depreciation ...............................................           380,364             812,555             993,389
   Provision for losses on accounts receivable ................                --              43,386              78,051
   Amortization of convertible debt costs .....................           126,577                  --                  --
   Amortization of deferred compensation ......................             1,133                  --                  --
   Interest on convertible debentures .........................            68,736                  --                  --
   Issuance of stock award ....................................            55,625                  --                  --
   Amortization of debt issuance costs ........................                --                  --             250,000
   Amortization of discount on convertible note ...............                --                  --             145,836
   Shares issued for employee benefit plans ...................            78,954             463,688             799,823
Change in current assets & liabilities:
 Increase in inventory ........................................                --          (1,571,408)           (884,651)
 Increase(decrease) in accounts payable and accrued
   expenses ...................................................          (379,091)          4,659,517           2,454,740
 Increase in accounts receivable ..............................        (1,051,789)         (1,275,391)         (2,344,133)
 (Increase)decrease in other assets ...........................           150,304             124,206            (416,544)
                                                                    -------------       -------------       -------------
Net cash used in continuing operations ........................       (25,589,031)        (28,766,320)        (20,704,689)
Net cash used in discontinued operations ......................          (302,996)            (59,837)                 --
                                                                    -------------       -------------       -------------
Net cash used in operating activities .........................       (25,892,027)        (28,826,157)        (20,704,689)
                                                                    -------------       -------------       -------------
Cash flows from investing activities:
Capital expenditures ..........................................        (1,240,775)           (788,661)         (1,782,090)
Proceeds from sales and maturities of marketable
 securities available for sale ................................        47,470,593           8,559,604           2,495,992
Purchases of marketable securities available for sale .........       (30,584,284)        (10,616,494)         (4,802,227)
Proceeds from sale of chiral assets ...........................                --           7,500,000                  --
Purchase of license rights ....................................                --                  --            (450,000)
                                                                    -------------       -------------       -------------
Net cash provided by (used in) investing activities ...........        15,645,534           4,654,449          (4,538,325)
                                                                    -------------       -------------       -------------
Cash flows from financing activities:
Net proceeds from secondary offering ..........................        18,206,130                  --                  --
Costs related to secondary offering ...........................                --             (73,136)                 --
Proceeds from sale of stock ...................................                --           2,500,000                  --
Proceeds from exercise of common stock options and
 warrants .....................................................            20,217           3,019,612           8,399,624
Redemption of Series A preferred stock ........................          (721,287)                 --                  --
Net proceeds from issuance of preferred stock .................         4,840,748                  --                  --
Capital lease buyout ..........................................                --            (400,414)           (218,141)
Capital lease funding .........................................           561,169             260,195                  --
Debt issuance costs ...........................................                --                  --            (750,000)
Net proceeds from issuance of convertible notes ...............                --           8,348,959          30,000,000
                                                                    -------------       -------------       -------------
Net cash provided by financing activities .....................        22,906,977          13,655,216          37,431,483
                                                                    -------------       -------------       -------------
Net increase (decrease) in cash and cash equivalents ..........        12,660,484         (10,516,492)         12,188,469
Cash and cash equivalents at beginning of year ................           922,961          13,583,445           3,066,953
                                                                    -------------       -------------       -------------
Cash and cash equivalents at end of year ......................     $  13,583,445       $   3,066,953       $  15,255,422
                                                                    =============       =============       =============

                                                                         YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------
                                                                   1997             1998             1999
                                                             ---------------   --------------   --------------
Non-cash investing activity:
Change in net unrealized gain(loss) on marketable
 securities available for sale ...........................     $    (5,714)     $        --       $  (91,904)
                                                               ===========      ===========       ==========
Issuance of options related to license agreement .........     $        --      $        --       $  696,895
                                                               ===========      ===========       ==========
Non-cash financing activities:
Issuance of common stock upon the conversion of
 convertible debentures and accrued interest thereon,
 net .....................................................     $ 2,331,304      $        --       $       --
                                                               ===========      ===========       ==========
Accretion of premium payable on preferred stock and
 warrants ................................................     $   521,397      $    24,648       $       --
                                                               ===========      ===========       ==========
Deemed dividend for preferred stock conversion discount        $   953,077      $        --       $       --
                                                               ===========      ===========       ==========
Issuance of common stock upon the conversion of
 convertible preferred stock and accrued accretion
 thereon, net ............................................     $14,654,071      $ 4,054,103       $       --
                                                               ===========      ===========       ==========
Supplemental disclosure of cash flow information:
Interest paid ............................................     $    20,599      $    19,766       $1,504,441
                                                               ===========      ===========       ==========
Cash received related to tax benefit .....................     $        --      $        --       $3,017,910
                                                               ===========      ===========       ==========

See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1998, AND 1999


(1)  NATURE OF BUSINESS AND LIQUIDITY

     Celgene Corporation and its subsidiary (collectively "Celgene" or the "Company") is an independent biopharmaceutical company engaged in the discovery, development and commercialization of novel human pharmaceuticals for the treatment of cancer and immunological diseases. The Company's primary therapeutic focus is on the development of orally administered, small molecule pharmaceuticals that regulate tumor necrosis factor alpha, or TNF--, and are anti-angiogenic. TNF-- has been linked to the cause and symptoms of many chronic inflammatory and immunological diseases. Anti-angiogenic drugs inhibit the growth of undesirable blood vessels, including those that promote tumor growth. Our lead product, THALOMID(TM) (thalidomide), was approved for sale in the United States by the U.S. Food and Drug Administration, ("FDA"), on July 16, 1998. THALOMID is approved for the treatment of erythema nodosum leprosum, ("ENL"), an inflammatory complication of leprosy. Our cancer and immunology pharmaceutical pipeline is highlighted by two classes of novel and proprietary oral therapeutic agents, IMiDs, or ImmunoModulatory Drugs, and SelCIDs, or Selective Cytokine Inhibitory Drugs. Both classes are being developed for the treatment of cancer, chronic inflammatory diseases, such as inflammatory bowel disease and rheumatoid arthritis, and other diseases of the immune system.

     The Company expects that its rate of spending will increase as the result of increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products now in development, increased costs related to the commercialization of THALOMID, and increased working capital requirements. This increased spending will be mitigated by the collection of receivables resulting from sales of THALOMID. It is anticipated that the increasing sales of THALOMID, as well as existing cash resources, will be sufficient to fund operations through 2000.

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) CASH EQUIVALENTS

     At December 31, 1998 and 1999, cash equivalents consisted principally of funds invested in money market funds, and United States government securities such as treasury bills and notes.

     (B) MARKETABLE SECURITIES

     The Company classifies all of its marketable securities as securities available for sale. Such securities are held for an indefinite period of time and were intended to be used to meet the ongoing liquidity needs of the Company. Realized gains and losses are included in operations and are measured using the specific cost identification method.

     (C) INVENTORY

     Inventories are priced at lower of cost or market using the first-in, first-out (FIFO) method. Prior to FDA approval, the raw material, formulation and encapsulation costs related to THALOMID production were recorded as research and development expense.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

     (D) LONG-LIVED ASSETS

     Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. The estimated useful lives of fixed assets are as follows:


        Laboratory equipment and machinery ......... 5-10 years
        Furniture and fixtures ..................... 5-10 years


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

     (F) INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse.

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

     (H) STOCK OPTION PLAN

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     (I) EARNINGS PER SHARE

     "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

of stock options, and warrants, and the conversion of convertible debentures and preferred stock are all anti-dilutive. The amount of common stock equivalents excluded from the calculation were 3,770,954 in 1997, 3,863,535 in 1998 and 5,296,624 in 1999.

     (J) COMPREHENSIVE INCOME

     Comprehensive income (loss) consists of net losses and the change in net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity (deficit).

     (K) PRESENTATION

     In connection with the disposition of the Company's chiral intermediate operation in January 1998 (see note 10), the 1997 and 1998 financial results applicable to continuing operations exclude amounts from this discontinued operation.

     (L) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value, which equals carrying value, of marketable securities available for sale is based on quoted market prices. For all other financial instruments, excluding convertible notes (see note 6), their carrying value approximates fair value due to the short maturity of these instruments.

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts and requires derivative instruments to be recognized as assets and liabilities and be recorded at fair value. The Company is currently not party to any derivative instruments. Any future transactions involving derivative instruments will be evaluated based on SFAS No. 133.

     (M) OTHER ASSETS

     Other assets include certain patent rights, the cost of which is amortized using the straight line method over the life of the patents. The weighted average remaining patent life at December 31, 1999 is 12 years.

(3) INVENTORY


                                          DECEMBER 31,
                                 -------------------------------
                                      1998             1999
                                 --------------   --------------
     Raw materials ...........    $   440,400      $ 1,411,663
     Work in process .........        535,494          647,841
     Finished goods ..........        595,514          396,555
                                  -----------      -----------
                                  $ 1,571,408      $ 2,456,059
                                  ===========      ===========


     Inventory costs prior to FDA approval of THALOMID on July 16, 1998 were expensed as research and development costs.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

(4) PLANT AND EQUIPMENT

     Plant and equipment consists of the following:


                                                             DECEMBER 31,
                                                    -------------------------------
                                                         1998             1999
                                                    --------------   --------------
     Leasehold improvements .....................    $ 4,008,246      $ 4,375,013
     Laboratory equipment and machinery .........      4,874,733        5,323,897
     Furniture and fixtures .....................        470,667          605,623
     Leased equipment ...........................        675,304          675,304
                                                     -----------      -----------
                                                      10,028,950       10,979,837
     Less: accumulated depreciation .............      7,766,820        8,643,595
                                                     -----------      -----------
                                                     $ 2,262,130      $ 2,336,242
                                                     ===========      ===========


(5) ACCRUED EXPENSES

     Accrued expenses consists of the following:


                                                           DECEMBER 31,
                                                  -------------------------------
                                                       1998             1999
                                                  --------------   --------------
     Professional and consulting fees .........    $   787,381      $   905,072
     Accrued compensation .....................      1,650,048        3,098,540
     Accrued interest and royalties ...........        361,809        1,989,394
     Other ....................................        242,621          768,883
                                                   -----------      -----------
                                                   $ 3,041,859      $ 6,761,889
                                                   ===========      ===========


(6)  CONVERTIBLE DEBT

     On September 16, 1998, the Company issued a convertible note to an institutional investor in the amount of $8,750,000. The note has a five year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares at $11 per share. The Company can redeem the note after three years at 103% of the principal amount (two years if the Company's stock trades at $24.75 or higher for a period of 20 consecutive trading days). This note was issued at a discount of $437,500 which is being amortized over three years.

     On January 20, 1999, the Company issued to an institutional investor a convertible note in the amount of $15,000,000. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $18 per share. The Company can redeem the note after three years at 103% of the principal amount (two years under certain conditions). Issuance costs of $750,000 incurred in connection with this note are being amortized over three years.

     On July 6, 1999, the Company issued to a third institutional investor a convertible note in the amount of $15,000,000. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $19 per share. The Company can redeem the note after three years at 103% of the principal amount (two years under certain conditions). There was no fee or discount associated with this note.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

     At December 31, 1999, the fair value of the Company's convertible notes exceeded their carrying value, reflecting the increase to $70 per share in the market value of the Company's common stock at that date.


(7)  STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Board of Directors has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of those shares.

     SERIES A CONVERTIBLE PREFERRED STOCK

     During 1996, in a private placement, the Company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share, at an issue price of $50,000 per share. All of the shares of the Series A Convertible Preferred Stock with their respective accrued accretion, had been converted or redeemed into 3,342,202 shares of common stock at December 31, 1998.

     During 1996, the Company had issued warrants valued at $138,156, that entitle certain stockholders of the Series A Convertible Preferred Stock to purchase 153,507 shares of common stock at an exercise price of $11.50. The warrants were issued in exchange for the deferral of conversion for 90 days. All these warrants either expired or were exercised for 3,418 shares of common stock at December 31, 1998. In connection with the private placement, the Company also granted to certain executives and affiliates of the placement agent warrants, valued at $60,168, to purchase an aggregate of 66,853 shares of common stock at an exercise price of $20.52, subject to proportional adjustment in the event that the Company undertakes a stock split, stock dividend, recapitalization or similar event. These warrants are exercisable for a period of five years from the date of issuance. As of December 31, 1999, 35,039 warrants were exercised to purchase 23,322 shares of common stock.

     SERIES B CONVERTIBLE PREFERRED STOCK

     During 1997, in a private placement, the Company completed the sale of 5,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), par value $.01 per share, at an issue price of $1,000 per share. The Company received net proceeds, after offering costs of $4,840,748. Shares could be converted at an initial conversion price of $6.50 per share. All shares of the Series B Preferred had been converted into 788,469 shares of common stock at December 31, 1998.

     Upon request of the purchasers of the Series B Preferred, the Company is required to issue warrants to acquire a number of shares of common stock equal to (i) 1,500,000 divided by the Conversion Price in effect on the Issuance Date (230,769 warrants as of December 31, 1999) plus (ii) 37.5% of the conversion shares issuable on such issuance date upon conversion of all shares of Series B Preferred issued through the issuance date (288,461 warrants as of December 31, 1999). All such warrants will have a term of four years from the issuance date and an exercise price equal to 115% of the conversion price in effect on the issuance date ($6.50 at December 31, 1999). The fair value of warrants at the issuance date was $1.28 per warrant. As of December 31, 1999 no warrants have been exercised.

     RIGHTS PLAN

     During 1996, the Company adopted a shareholder rights plan ("Rights Plan"). The Rights Plan involves the distribution of one "Right" as a dividend on each outstanding share of the Company's common stock to each holder of record on September 26, 1996. Each Right shall entitle the holder to purchase one-tenth of a share of common stock. The Rights trade in tandem with the common stock until, and are exercisable upon, certain triggering events, and the exercise price is based on the estimated long term value of the Company's common stock. In certain circumstances, the Rights Plan permits the

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

holders to purchase shares of the Company's common stock at a discounted rate. The Company's Board of Directors retains the right at all times prior to acquisition of 15% of our voting common stock by an acquiror, to discontinue the Rights Plan through the redemption of all rights or to amend the Rights Plan in any respect.


(8)  STOCK BASED COMPENSATION


     (A) STOCK OPTIONS

     The Company has two Incentive Plans that provide for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 1,400,000 shares of common stock under the 1992 plan and 1,500,000 shares of common stock under the 1998 plan, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors (the "Committee") determines the type, amount and terms, including vesting, of any awards made under the Incentive Plans. The Plans terminate in 2002 and 2008, respectively.

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

     On June 16, 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which provides for the granting of non-qualified stock options to purchase an aggregate of not more than 350,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company ("Non-Employee Directors"). Each new Non-Employee Director, upon the date of election or appointment, receives an option to purchase 20,000 shares of common stock. Additionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof for service less than one year). The shares subject to each non-employee director's option grant of 20,000 shares vest in four equal annual installments commencing on the first anniversary of the date of grant. The shares subject to an annual meeting option grant vest in full on the date of the first annual meeting of stockholders held following the date of grant. On June 22, 1999, the stockholders of the Company approved an amendment to the 1995 Non-Employee Directors' Incentive Plan that a.) increased the number of shares to 600,000 and b.) provided for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a non-employee director who serves as a member (but not a chairman) of a committee of the Board of Directors and up to 10,000 shares to a non-employee director who serves as the chairman of a committee of the Board of Directors. All options are granted at an exercise price that equals the fair market value of the Company's common stock at the grant date and expire 10 years after the date of grant. This plan terminates in 2005.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

     The weighted-average fair value per share for stock options granted was $9.26 for the 1999 options, $3.97 for the 1998 options and $3.93 for those granted in 1997. The Company estimated the fair values using the Black-Scholes option pricing model and used the following assumptions:


                                                            1997         1998         1999
                                                         ----------   ----------   ----------
       Risk-free interest rate .......................       6.37%        5.68%        6.38%
       Expected stock price volatility ...............         55%          66%          46%
       Expected term until exercise (years) ..........       3.09         2.86         4.98
       Expected dividend yield .......................          0%           0%           0%

     The Company does not record compensation expense for stock option grants. The following table summarizes results as if compensation expense was recorded for the annual option grants under the fair value method:





                     (THOUSANDS OF DOLLARS,
                     EXCEPT PER SHARE DATA)                          1997           1998           1999
--------------------------------------------------------------- -------------- -------------- --------------
     Net loss applicable to common stockholders:
      As reported .............................................   $  (26,922)    $  (25,093)    $  (21,781)
      Pro forma ...............................................      (28,652)       (26,745)       (25,491)
     Net loss per share applicable to common stockholders basic and diluted:
      As reported .............................................        (2.20)         (1.55)         (1.28)
      Pro forma ...............................................        (2.35)         (1.66)         (1.50)


     The pro forma effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders (basic and diluted) for 1997, 1998 and 1999 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

     The  following   table   summarizes  the  stock  option  activity  for  the
aforementioned Plans:





                                                        OPTIONS OUTSTANDING
                                        SHARES    -------------------------------
                                      AVAILABLE                  WEIGHTED AVERAGE
                                      FOR GRANT       SHARES     PRICE PER SHARE
                                    ------------- ------------- -----------------
Balance January 1, 1997 ...........     442,845     2,006,214       $   9.60
 Authorized .......................     500,000            --             --
 Expired ..........................     (74,797)           --             --
 Granted ..........................    (492,775)      492,775           9.39
 Exercised ........................          --        (6,986)          7.83
 Cancelled ........................     142,027      (142,027)          9.36
                                       --------     ---------       --------
Balance December 31, 1997 .........     517,300     2,349,976           9.59
 Authorized .......................   1,620,000            --             --
 Expired ..........................     (85,095)           --             --
 Granted ..........................    (559,983)      559,983           8.87
 Exercised ........................          --      (283,120)          7.18
 Cancelled ........................     198,726      (198,726)         10.74
                                      ---------     ---------       --------
Balance December 31, 1998 .........   1,690,948     2,428,113           9.62
 Authorized .......................     250,000            --             --
 Expired ..........................     (70,047)           --             --
 Granted ..........................    (890,530)      890,530          19.26
 Exercised ........................          --      (949,323)          8.46
 Cancelled ........................      42,053       (42,053)         10.66
                                      ---------     ---------       --------
Balance December 31, 1999 .........   1,022,424     2,327,267       $  13.76
                                      =========     =========       ========

     The following table summarizes information concerning options outstanding under the Plans at December 31, 1999:


                                    WEIGHTED       WEIGHTED                       WEIGHTED
                       NUMBER        AVERAGE       AVERAGE          NUMBER        AVERAGE
    RANGE OF        OUTSTANDING     EXERCISE      REMAINING      EXERCISABLE      EXERCISE
 EXERCISE PRICE     AT 12/31/99       PRICE      TERM (YRS.)     AT 12/31/99       PRICE
----------------   -------------   ----------   -------------   -------------   -----------
5.00 -- 9.00           627,518     $   7.78           6.8          322,966       $   7.25
9.01 --13.00           450,920        10.69           6.9          294,861          10.69
13.01--18.00         1,137,329        15.93           8.2          349,407          14.43
18.01 +                111,500        37.74           9.8               --             --
                     ---------     --------           ---          -------       --------
                     2,327,267     $  13.76           7.6          967,234       $  10.89
                     =========     ========           ===          =======       ========

     (B) STOCK AWARDS

     On January 1, 1997, the Company awarded 5,000 shares to the Company's Chairman and Chief Executive Officer, which were immediately vested. The fair value of $55,625 for this award was expensed.

     (C) WARRANTS

     In connection with the retention of an investment firm to assist in the sale and issuance of the Series A Convertible Preferred Stock, the Company, in 1996 granted to such firm, warrants to purchase until March 10, 2001, 66,853 shares of common stock at a price of $20.52. There were 31,814 warrants outstanding as of December 31, 1999.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

     In connection with the placement of the Series B Convertible Preferred Stock in June, 1997, the Company has an obligation to issue warrants to purchase 519,230 shares of common stock until June 1, 2002, at a price of $7.48 per share. As of December 31, 1999 these warrants were outstanding.

(9) INCOME TAXES

     At December 31, 1998 and 1999, the tax effects of temporary differences that give rise to deferred tax assets are as follows:



                                                                                 1998            1999
                                                                           --------------- ---------------
Deferred assets:
 Federal and state net operating loss carryforwards ......................  $  54,779,000   $  73,147,000
 Research and experimentation tax credit carryforwards ...................      3,235,000       3,984,000
 Plant and equipment, principally due to differences in depreciation .....        772,000       1,075,000
 Patents, principally due to differences in amortization .................         62,000          58,000
 Accrued expenses ........................................................        665,000         560,000
                                                                            -------------   -------------
    Total deferred tax assets ............................................     59,513,000      78,824,000
 Valuation allowance .....................................................    (59,513,000)    (78,824,000)
                                                                            -------------   -------------
    Net deferred tax assets ..............................................  $          --   $          --
                                                                            =============   =============


     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 1999, the Company had Federal net operating loss carryforwards of approximately $184,000,000 and state net operating loss carryforwards of approximately $121,000,000 that will expire in the years 2001 through 2019. State net operating loss carryforwards differ from Federal net operating loss carryforwards primarily due to the fact that the Company sold approximately $39,000,000 of its state net operating loss carryforwards during 1999 and approximately $24,000,000 has expired. The Company also has research and experimentation credit carryforwards of approximately $3,984,000 that expire in the years 2001 through 2019. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs. Of the deferred tax asset related to the Federal and state net operating loss carryforwards, approximately $12,500,000 relates to a tax deduction for non qualified stock options. The Company will increase paid in capital when these benefits are realized for tax purposes.

(10) DISCONTINUED OPERATION

     On January 9, 1998, the Company concluded an agreement with Cambrex Corporation ("Cambrex") for Cambrex to acquire Celgene's chiral intermediate business for approximately $15 million. The Company received $7.5 million upon the closing of the transaction, and will receive future royalties with a present value not exceeding $7.5 million, with certain minimum royalty payments in the third through sixth year following the closing of the transaction. Included in the transaction are the rights to Celgene's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the current pipeline of third party products and the equipment and personnel associated with the business.

(11) MARKETABLE SECURITIES AVAILABLE FOR SALE

     Marketable securities available for sale at December 31, 1999 include debt securities with maturities ranging from January 2000 to August 2004. A summary of marketable securities at December 31, 1999 is as follows:

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )


                                                     GROSS        GROSS      ESTIMATED
                                                  UNREALIZED   UNREALIZED       FAIR
                                        COST         GAIN         LOSS         VALUE
                                   ------------- ------------ ------------ -------------
Government Bonds & Notes .........  $2,313,125       --        $ (25,579)   $2,287,546
Government Agencies ..............   2,050,000       --          (66,325)    1,983,675
                                    ----------       --        ---------    ----------
 Total ...........................  $4,363,125       --        $ (91,904)   $4,271,221
                                    ==========       ==        =========    ==========


     Marketable securities available for sale at December 31, 1998 include debt securities with maturities ranging from March, 1999 to October, 2002. Marketable securities at December 31, 1998 include Corporate Bonds ($1,006,890) and U.S. Government and agency obligations ($1,050,000). The cost equaled fair market value.


(12) COMMITMENTS AND CONTINGENCIES

     (A) LEASES

     Celgene leases its main laboratory and office facilities in Warren Township, New Jersey. The current lease term for the main laboratory and office space expires in 2002 and has one five-year renewal option. Annual payments are $330,000. The lease provides that at the end of each five-year term, the rent will be increased based upon the change in the consumer price index, but in no case shall the increase be greater than 20%. Celgene is also required to pay additional amounts for real estate taxes, utilities, and maintenance. Total rental expense amounted to $477,000, $486,000 and $479,000 in 1997, 1998 and
1999, respectively. Celgene has subleased 12,500 square feet of this facility to Cambrex Corporation for up to three years for the Chiral Intermediate business which Cambrex purchased on January 9, 1998.

     In November, 1999, the Company leased an additional 29,000 square feet of office and laboratory space in the same building facility in Warren, New Jersey adjacent to our existing leased space. The initial term of the lease extends to July 2010 with two five year renewal options.

     In March 1999, the Company entered into a lease agreement with The New Jersey Economic Development Authority (NJEDA) to lease approximately 18,000 square feet of office and laboratory space in North Brunswick, New Jersey for Celgro, our agrochemical subsidiary. The lease agreement is for ten years commencing January 1, 2000 and provides for two five year renewal terms.

     In July, 1997, the Company entered into an equipment leasing agreement; under the agreement, the Company can lease up to $1,000,000 of equipment for a three year term after which the Company can purchase the equipment for a nominal value. Through December 31, 1999, the Company has leased $675,000 of laboratory equipment under this agreement.

     The following table shows the approximate minimum lease commitments for the next five years:


     2000            2001            2002            2003            2004         AFTER 2004
-------------   -------------   -------------   -------------   -------------   -------------
$1,257,000       $1,106,000      $1,086,000      $1,122,000      $1,131,000      $4,903,000

     (B) EMPLOYMENT AGREEMENTS

     Celgene has employment agreements with certain officers and employees. The related outstanding commitment for 2000 is approximately $1.3 million. Employment contracts provide for an increase in compensation reflecting annual reviews and related salary adjustments.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

     (C) CONTRACTS

     Pursuant to the terms of a research and development agreement with The Rockefeller University ("Rockefeller"), the Company has purchased for cash and stock options the world-wide exclusive license to manufacture and market any drugs, including THALOMID, which may result from the research performed at Rockefeller and funded by the Company. The portion of the agreement that provides for research services to be performed by Rockefeller is renewable for one year terms upon agreement of both parties. Under terms of the current research agreement extension, the Company is committed to pay Rockefeller $504,000 annually for research.

     The Company has an agreement with Penn Pharmaceutical, Ltd. of Great Britain ("Penn") for the production of THALOMID. Penn manufactures THALOMID and sells it exclusively to the Company. The agreement is renewable for one year terms and has been renewed for 2000, for facility payments totaling approximately $480,000.

     In October 1997, the Company entered into a contract with Boston University to manage the surveillance registry which is intended to monitor compliance to the requirements of the Company's S.T.E.P.S. (System for THALOMID Education and Prescribing Safety) program for all THALOMID patients. The contract has been renewed for 2000. Under the terms of the agreement, quarterly payments of approximately $395,000 are required. The contract is renewable for one year terms upon agreement of both parties.

     In December 1997, the Company entered into a research agreement with the University of Glasgow for clinical testing and evaluation of certain of Celgene's patented compounds. Under terms of the agreement, the Company agreed to pay the University approximately $200,000 in two annual installments. The term of the original agreement was for two years and has been extended through 2000.

     In June 1998, the Company entered into a research agreement with a contract research organization to manage the pivotal clinical trial for d-methylphenidate encompassing four separate protocols. The agreement is for approximately two years and is estimated at approximately $5.0 million over the life of the agreement.

     In December 1998, the Company entered into an exclusive license agreement with EntreMed, Inc. ("EntreMed") whereby EntreMed granted to us an exclusive license to its patent and technology rights for thalidomide. In return, EntreMed will receive royalties on all sales of THALOMID.

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

(13) SEGMENTS

     Effective January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As discussed in Note 1, the Company manages its operations as one line of business of discovery, development and commercialization of orally administered, small molecule drugs for the treatment of cancer and immunological diseases. Additionally, our chiral chemistry program develops chirally pure versions of existing compounds for both pharmaceutical and agrochemical markets. The Company markets and sells its products in the United States. During 1999, no single customer accounted for more than 3% of the Company's product sales.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 1997, 1998, AND 1999 - (CONTINUED )

(14) SUBSEQUENT EVENT

     On February 16, 2000, the Company completed an offering to sell 3,450,000 shares of its common stock at a price of $101 per share. 2,934,000 shares were for the account of the Company and 516,000 shares were for the account of a selling shareholder pursuant to the conversion of $9,288,000 of the 9%, January 1999 convertible notes held by that shareholder. Proceeds to the Company, net of expenses, were approximately $278 million.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                              CELGENE CORPORATION





                                                BALANCE AT       ADDITIONS                    BALANCE AT
                                               BEGINNING OF     CHARGED TO                      END OF
                                                   YEAR           EXPENSE      DEDUCTIONS        YEAR
                                              --------------   ------------   ------------   -----------
Year ended December 31, 1998
 Allowance for doubtful accounts ..........           --           43,386             --        43,386
                                                      --           ------             --        ------
                                                      --           43,386             --        43,386
Year ended December 31, 1999
 Allowance for doubtful accounts ..........       43,386           58,051             --       101,437
 Allowance for customer discounts .........           --          453,208        433,208        20,000
                                                  ------          -------        -------       -------
                                                  43,386          511,259        433,208       121,437
                                                  ======          =======        =======       =======
