Form 10-Q
period 2000-03-31
CELGENE CORP /DE/
filed 2000-05-12
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
       --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                              22-2711928
       ---------------------------------------      -----------------------
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification
                                                        Number)

       7 Powder Horn Drive, Warren, NJ                       07059
       ---------------------------------------              -------
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

At April 30, 2000, 64,415,089 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q




                                                                                                          Page No.
PART I           FINANCIAL INFORMATION


Item I           Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of March 31, 2000 (unaudited)
                 and December 31, 1999                                                                       3

                 Consolidated Statements of Operations
                 - three-Month Period Ended
                 March 31, 2000 and 1999 (unaudited)                                                         4

                 Consolidated Statements of Cash Flows
                 - Three-Month Period Ended
                 March 31, 2000 and 1999 (unaudited)                                                         5

                 Notes to Unaudited Consolidated
                 Financial Statements                                                                        7

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                              11

Item 3           Quantitative and Qualitative Disclosures
                 About Market Risk                                                                          13

PART II          OTHER INFORMATION                                                                          14

                 Signatures                                                                                 15

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


ASSETS                                                              March 31,2000   December 31,1999
------                                                              -------------   ----------------
                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                        $ 162,907,319    $  15,255,422
   Marketable securities available for sale                           129,457,911        4,271,221
   Accounts receivable, net of allowance of $186,317 at March 31,
      2000 and $121,437 at December 31, 1999                            5,689,067        4,928,472
   Inventory                                                            2,614,501        2,456,059
   Other current assets                                                 1,701,074          895,602
                                                                    -------------    -------------
      Total current assets                                            302,369,872       27,806,776

   Plant and equipment, net                                             2,436,231        2,336,242
   Other assets                                                         2,358,486        2,190,652
                                                                    -------------    -------------
      Total assets                                                  $ 307,164,589    $  32,333,670
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
   Accounts payable                                                 $   2,573,316    $   2,358,563
   Accrued expenses                                                     4,071,529        6,761,889
   Capitalized lease obligations                                          145,226          179,885
                                                                    -------------    -------------

      Total current liabilities                                         6,790,071        9,300,337

   Capitalized lease obligations-net of current portion                     8,469           22,924
   Other non-current liabilities                                                -          225,000
   Long term convertible notes                                         29,243,254       38,494,795
                                                                    -------------    -------------

      Total liabilities                                                36,041,794       48,043,056
                                                                    -------------    -------------

Stockholders' equity (deficit):


   Common stock, $.01 par value per share,
      120,000,000 shares authorized; issued and outstanding
      21,439,513 and 17,703,646 shares at March 31, 2000 and
      December 31, 1999, respectively                                     214,395          177,036


   Additional paid-in capital                                         440,817,775      150,599,750
   Accumulated deficit                                               (169,538,715)    (166,394,268)
   Accumulated other comprehensive loss                                  (370,660)         (91,904)

                                                                    -------------    -------------
      Total stockholders' equity (deficit)                            271,122,795      (15,709,386)
                                                                    -------------    -------------

   Total liabilities and stockholders' equity (deficit)             $ 307,164,589    $  32,333,670
                                                                    =============    =============



          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Month Period Ended March 31,
                                                                    ----------------------------------
                                                                          2000             1999
                                                                          ----             ----
Revenues:
   Product sales                                                       $ 11,665,919    $  3,492,068
   Research contracts                                                       200,000         812,500
                                                                       ------------    ------------
     Total revenues                                                      11,865,919       4,304,568
Expenses:
   Cost of goods sold                                                     1,663,712         655,850
   Research and development                                               6,385,741       4,515,304
   Selling, general and administrative                                    8,496,638       5,325,402
                                                                       ------------    ------------
     Total expenses                                                      16,546,091      10,496,556
Operating loss                                                           (4,680,172)     (6,191,988)
   Interest income                                                        2,313,997         145,994
   Interest expense                                                         778,271         545,795
                                                                       ------------    ------------
Net loss                                                               $ (3,144,446)   $ (6,591,789)
                                                                       ============    ============
Per share basic and diluted:
    Net loss                                                                  (0.05)          (0.13)
                                                                       ============    ============
Weighted average number of shares of
   common stock outstanding                                              58,706,000      50,265,000
                                                                       ============    ============







        See accompanying notes to the consolidated financial statements.

                            CELGENE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                                          Three Month Period Ended March 31,
                                                                          ----------------------------------
                                                                                 2000            1999
                                                                                 ----            ----
Cash flows from operating activities:
Net loss                                                                      (3,144,446)   $  (6,591,789)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation                                                                  265,234          205,322
   Provision for losses on accounts receivable                                    64,880           17,574
   Shares issued for employee benefit plans                                    1,047,755          799,823
   Amortization of debt issuance costs                                            62,500           62,500
   Amortization of discount on convertible note                                   36,459           36,459

Change in current assets & liabilities:
   Increase in inventory                                                        (158,442)        (287,908)
   Increase(decrease) in accounts payable
      and accrued expenses                                                    (2,615,357)         646,640
   Increase in accounts receivable                                              (825,475)        (577,502)
   Increase in other assets                                                     (960,472)        (112,855)
                                                                           -------------    -------------
Net cash used in operating activities                                         (6,227,364)      (5,801,736)

Cash flows from investing activities:

Capital expenditures                                                            (737,642)         (53,043)
Proceeds from sales and maturities of marketable
   securities available for sale                                               1,510,859        1,046,570
Purchases of marketable securities
   available for sale                                                       (126,976,305)      (4,495,493)
                                                                           -------------    -------------
Net cash used in investing activities                                       (126,203,088)      (3,501,966)

Cash Flows from financing activities:

Net proceeds from follow-on public offering                                  277,896,182                -
Proceeds from exercise of common stock
   options and warrants                                                        2,235,281        1,324,165
Capital lease buyout                                                             (49,114)         (41,888)
Debt issuance costs                                                                    -         (750,000)
Net proceeds from issuance of convertible notes                                        -       15,000,000
                                                                           -------------    -------------
Net cash provided by financing activities                                    280,082,349       15,532,277
                                                                           -------------    -------------
Net (decrease) increase in cash and cash equivalents                         147,651,897        6,228,575

Cash and cash equivalents at beginning of period                              15,255,422        3,066,953
                                                                           -------------    -------------
Cash and cash equivalents at end of period                                 $ 162,907,319    $   9,295,528
                                                                           =============    =============


          See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)




                                                                              Three Month Period Ended March 31,
                                                                              ----------------------------------
                                                                                     2000        1999
                                                                                     ----        ----
Non-cash investing activity:

Change in net unrealized gain(loss) on
   marketable securities available for sale                                       $  278,756   $        -
                                                                                  ==========   ==========
Non-cash financing activity:
Conversion of convertible notes                                                   $9,288,000   $        -
                                                                                  ==========   ==========
Supplemental disclosure of cash flow information:
Interest Paid                                                                     $1,811,026   $  410,638
                                                                                  ==========   ==========

































          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2000


1.       Basis of Presentation

         The unaudited consolidated financial statements have been prepared from the books and records of Celgene Corporation (the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.

         In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results may not be indicative of the results that may be expected for the year.

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10K.

2.       Earnings per Share

         "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options and warrants, and the conversion of convertible notes are all anti-dilutive. The amount of common stock equivalents excluded from the calculation were 15,219,159 at March 31, 2000 and 14,400,195 at March 31,1999.

3.       Inventory

                                                            March 31,                 December 31,
                                                               2000                       1999
                                                      -----------------------     ----------------------
          Raw materials                                         $1,249,564                  $1,411,663
          Work in process                                        1,178,898                     647,841
          Finished goods                                           186,039                     396,555
                                                      -----------------------     ----------------------
                                                                $2,614,501                  $2,456,059
                                                      =======================     ======================


4.       Rights Plan

         On February 17, 2000, the Company's Board of Directors approved an amendment to the Company's shareholder rights plan adopted in 1996 ("Rights Plan"), changing the initial exercise price thereunder from $100.00 per Right (as defined in the original Rights Plan agreement) to $700.00 per Right and extending the final expiration date of the Rights Plan to February 17, 2010.

5.       Convertible Notes

         On September 16, 1998, the Company issued a convertible note to an institutil investor in the amount of $8,750,000. The note has a five year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares at $3.67 per share. The Company can redeem the note after three years at 103% of the principal amount, (two years if the Company's stock trades at $24.75 or higher for a period of 20 consecutive trading days). This note was issued at a discount of $437,500 which is being amortized over three years.

         On January 20, 1999, the Company issued to an institutional investor a convertible note in the amount of $15,000,000. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $6 per share. The Company can redeem the note after three years at 103% of the principal amount (two years under certain conditions). Issuance costs of $750,000 incurred in connection with this note are being amortized over three years. At March 31, 2000, $5,712,000 of this convertible note remains outstanding (See note 6).

         On July 6, 1999, the Company issued to a third institutional investor a convertible note in the amount of $15,000,000. The note has a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The note contains a conversion feature that allows the note holder to convert the note into common shares after one year at $6.33 per share. The Company can redeem the note after three years at 103% of the principal amount (two years under certain conditions). There was no fee or discount associated with this note.


6.       Public Offering

         On February 16, 2000, the company completed an offering to sell 3,450,000 shares of its common stock at a price of $101 per share. 2,934,000 shares were for the account of the Company and 516,000 were for the account of a selling shareholder pursuant to the conversion of $9,288,000 of the 9%, January 1999 convertible notes held by that shareholder. Proceeds to the Company, net of expenses, were approximately $278 million.


7.       Common Stock Split and Authorized Shares

         On April 11, 2000, the Company effected a three-for-one stock split by amending its certificate of incorporation to increase the number of authorized shares of common stock from 30,000,000 to 120,000,000. As a result, the Company's shares outstanding increased from approximately 21.4 million shares to aproximately 64.3 milion shares. The reporting of the Company's share price on a split adjusted basis commenced on April 17, 2000. All share and per share amounts in the consolidated statements of operations and share amounts disclosed in the accompanying notes thereto have been restated to reflect the thre-for-one stock split. Shares issued and outstanding at March 31, 2000 and December 21, 1999 in the consolidated balance sheets have not been restated to reflect the stock split.

8.       Marketable Securities Available for Sale

         Marketable securities available for sale at March 31, 2000 include debt securities with maturities ranging from November 2000 to August 2004. A summary of marketable securities at March 31, 2000 is as follows:

                                                               Gross                 Gross               Estimated
                                                             Unrealized           Unrealized                Fair
                                         Cost                   Gain                  Loss                  Value
                                  --------------------    -----------------    ------------------    -------------------
  Government Bonds & Notes                 $2,798,321            -                     $(12,207)             $2,786,114
  Government Agencies                     127,030,250            -                     (358,453)            126,671,797
                                  --------------------    -----------------    ------------------    -------------------
  Total                                  $129,828,571            -                    $(370,660)           $129,457,911
                                  ====================    =================    ==================    ===================


9.       Comprehensive Loss and Recently Issued Accounting Pronouncement

         Comprehensive loss includes net loss and other comprehensive loss which refers to those revenues, expenses, gains and losses which are excluded from net loss. Other comprehensive loss includes the change in unrealized gains and losses on marketable securities classified as available-for-sale.

                                                                           Three Months ended
                                                          -----------------------------------------------------
                                                               March 31, 2000              March 31, 1999
                                                          -------------------------    ------------------------
Net Loss                                                              $(3,144,446)                $(6,591,789)
Other Comprehensive Loss                                                 (278,756)                      -
                                                          -------------------------    ------------------------

Total Comprehensive Loss                                              $(3,423,202)                $(6,591,789)
                                                          =========================    ========================


         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletinh ("SAB") NO. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the staff's views in applying generaly accepted accounting principles to the revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. SAB 101, as amended, must be adopted no later than the second quarter of 2000 with an effective date of January 1, 2000. The Company is in the process of evaluating this SAB and the effect it will have on our consolidated financial statements and future revenue recognition policy.

         In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires derivative instruments to be recognized as Assets and Liabilities and be recorded at Fair Value. The Company is currently not party to any Derivative Instruments. Any future transactions involving Derivative Instruments will be evaluated based on SFAS No.133.


10.      Subsequent Event

         On April 26, 2000, the Company announced that it had entered into an agreement with Novartis Pharma AG wherein the Company granted an exclusive worldwide license (excluding Canada) for the development and marketing of d-methylphenidate, its chirally pure version of Ritalin(R), to Novartis. The Company also granted rights to all its related intellectual property and patents, including new formulations of the currently marketed Ritalin. The Company will receive substantial upfront and milestone payments in addition to royalties on the entire family of Ritalin drugs. The agreement is subject to regulatory approval in the United States under the Hart-Scott-Rodino Pre-Merger Notification Act.

PART 1 - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
Three month period ended March 31,2000 vs.
Three month period ended March 31,1999

         Total Revenues. Our total revenues for the three months ended March 31, 2000 increased significantly to $11.9 million compared with $4.3 million in the same period of 1999. Revenue in 2000 consisted of THALOMID sales of $11.7 million and research contract revenue of $200,000 compared with 1999 first quarter THALOMID sales of $3.5 million and research contract revenue of $813,000. 1999 research contract revenue included a milestone payment of $500,000 related to the development of ATTENADE.

         Cost of Goods Sold. Cost of goods sold during the first quarter 2000 was $1.7 million compared with approximately $656,000 in the comparable period in 1999. The cost of goods sold in both years does not reflect raw material or formulation and encapsulation costs of THALOMID, as these costs were charged as research and development expenses prior to receiving FDA approval.

         Research and development expenses. Research and development expenses increased by 41% in the first quarter 2000 to approximately $6.4 million from approximately $4.5 million in the same period in 1999. The increase was primarily in spending for preclinical toxicology studies and clinical trials for ATTENADE, THALOMID, and the SelCIDs and IMiDs.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 increased by 60% to approximately $8.5 million from $5.3 million in the same period in 1999. The increase was due primarily to the expansion of the sales and marketing organization and related expenses of approximately $2.6 million, and approximately $240,000 for warehousing and distribution.

         Interest income and expense. Interest income for the first quarter 2000 increased significantly to approximately $2.3 million from $146,000 in the same period in 1999. The increase was due to the investment of the net proceeds of approximately $278 million from the follow-on public offering in February 2000.

         Interest expense for the first quarter 2000 increased to approximately $778,000 from approximately $546,000 in the same period in 1999. The increase was due primarily to the interest expense associated with the convertible notes issued in January and July 1999.

         Net loss. The net loss for the period ended March 31, 2000 decreased by 52% to $3.1 million from $6.6 million in the same period of 1999. The decrease was due to the increase in gross profit of $7.2 million on the THALOMID sales and higher net interest income of approximately $1.9 million offset by a decrease in research contract revenue of approximately $613,000 and higher operating expenses, approximately $5.0 million.

         Liquidity and Capital Resources. Since inception, we have financed our working capital requirements primarily through private and public sales of our debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, and revenues from research contracts and product sales. Through December 31, 1999, we raised approximately $100.0 million in net proceeds from three public and three private offerings, including our initial public offering in July 1987. We also issued convertible notes in September 1998, January 1999, and July 1999 with net proceeds aggregating approximately $38 million.

         On February 16,2000, we completed an offering to sell 3,450,000 shares of our common stock at a price of $101 per share. 2,934,000 shares were for the account of Celgene and 516,000 shares were for the account of a selling shareholder pursuant to the conversion of $9,288,000 of the 9%, January 1999 convertible notes held by that shareholder. Proceeds to Celgene, net of expenses, were approximately $278 million.

         Our net working capital at March 31, 2000 increased significantly to approximately $295.6 million (primarily cash and cash equivalents and marketable securities) from approximately $18.5 million at December 31, 1999. The increase in working capital was primarily due to the net proceeds received from the public offering in February, 2000.

         Cash and cash equivalents increased by $147.7 million in the first quarter 2000 and marketable securities increased by $125.2 million from December 31, 1999. This reflects the receipt in February 2000 of funds from the public offering.

         We expect that our rate of spending will increase as the result of increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID and increased working capital requirements. We believe that the funds received from the public offering as well as the increasing revenues from sales of THALOMID should be sufficient to fund our operations for the foreseeable future.

Recently Issued Accounting Standards

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") NO. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. SAB 101, as amended, must be adopted no later than the second quarter of 2000 with an effective date of January 1, 2000 . We are in the process of evaluating this SAB and the effect it will have on our consolidated financial statements and future revenue recognition policy.


Cautionary Statements for Forward-Looking Information

         The Management's Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under our control which may cause actual results, performance and achievements of Celgene to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include results of current or pending clinical trials, actions by the FDA and other factors detailed herein and in our other filings with the Securities and Exchange Commission.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         We do not use derivative financial instruments. Our convertible notes have a fixed interest rate.

PART  II  -  OTHER INFORMATION

Item 1.            -   None

Item 2.            -   None

Item 3.            -   None


Item 4.- Submission of Matters to a Vote of Security Holders

The Company held a Special Meeting of Stockholders of Celgene Corporation on April 10, 2000. At this meeting, The Company's stockholders were asked to vote for an amendment to the Company's Certificate of Incorporation that would increase the number of authorized shares of the Company's common stock from 30,000,000 to 120,000,000 shares in order to effect a three-for-one stock split that was approved by the Company's Board of Directors on March 13, 2000. The Amended Certificate of Incorporation was filed with the State of Delaware on April 11, 2000. The amendment was approved by the following votes:

A.       Adoption of amendment to the Company's Certificate of Incorporation:

                                    Number of Shares
         -----------------------------------------------------------------------

                     For                    Against              Abstained
                     ---                    -------              ---------
                 17,841,499                 261,979                8,492

Item 5.--Other Information:

None


Item 6.  Exhibits

A.      27       Financial Data Schedule - Article 5 for second quarter
                 Form 10-Q.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION



DATE  May 12, 2000                        BY   /S/ Robert J. Hugin
      ------------------------------           ---------------------------------
                                               Robert J. Hugin
                                               Senior Vice President
                                               Chief Financial Officer



DATE  May 12, 2000                        BY    /s/James R. Swenson
      ------------------------------           ---------------------------------
                                                James R. Swenson
                                                Controller
                                                (Chief Accounting Officer)