Form 10-Q
period 2000-06-30
CELGENE CORP /DE/
filed 2000-08-14
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
   ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                 22-2711928
   ------------------------------------             -----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification
                                                            Number)

   7 Powder Horn Drive, Warren, NJ                           07059
   ----------------------------------------                ----------
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

At July 31, 2000, 66,557,783 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                                                         Page No.
PART I           FINANCIAL INFORMATION


Item I           Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of June 30, 2000 (unaudited)
                 and December 31, 1999                                                                       3

                 Consolidated Statements of Operations
                 - Six-Month Period Ended
                 June 30, 2000 and 1999 (unaudited)                                                          4

                 Consolidated Statements of Operations
                 - Three-Month Period Ended
                 June 30, 2000 and 1999 (unaudited)                                                          5

                 Consolidated Statements of Cash Flows
                 - Six-Month Period Ended
                 June 30, 2000 and 1999 (unaudited)                                                          6

                 Notes to Unaudited Consolidated
                 Financial Statements                                                                        8

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                              13

Item 3           Quantitative and Qualitative Disclosures
                 About Market Risk                                                                          17

PART II          OTHER INFORMATION                                                                          18

                 Signatures                                                                                 20

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                                      JUNE 30, 2000        DECEMBER 31, 1999
                                                                         -----------------      ------------------
                                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents                                               $122,450,487          $   15,255,422
   Marketable securities available for sale                                 169,498,195               4,271,221
   Accounts receivable, net of allowance of $296,601 at June 30,
      2000 and $121,437 at December 31, 1999                                  8,257,007               4,928,472
   Other accounts receivable                                                 10,113,973                      --
   Inventory                                                                  3,144,485               2,456,059
   Other current assets                                                       4,922,058                 895,602
                                                                          ------------------    ------------------
      Total current assets                                                  318,386,205              27,806,776

   Plant and equipment, net                                                   3,080,085               2,336,242
   Other assets                                                               3,699,019               2,190,652
                                                                          ------------------    ------------------

      Total assets                                                         $325,165,309          $   32,333,670
                                                                          ==================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable                                                        $  4,413,031          $    2,358,563
   Accrued expenses                                                           8,989,141               6,761,889
   Deferred revenue                                                           8,571,429                      --
   Capitalized lease obligations                                                 96,527                 179,885
                                                                          ------------------    ------------------

      Total current liabilities                                              22,070,128               9,300,337

   Capitalized lease obligation-net of current portion                               --                  22,924
   Deferred revenue-net of current portion                                    1,043,955                      --
   Other non-current liabilities                                                     --                 225,000
   Long term convertible notes                                               25,281,313              38,494,795
                                                                          ------------------    ------------------

      Total liabilities                                                      48,395,396              48,043,056
                                                                          ------------------    ------------------

Stockholders' equity (deficit):

   Common stock, $.01 par value per share, 120,000,000 shares;
      issued and outstanding 65,736,559 and 17,703,646 shares
      at June 30, 2000 and December 31, 1999, respectively.                     657,366                 177,036

   Additional paid-in capital                                               446,808,369             150,599,750
   Accumulated deficit                                                     (170,365,446)           (166,394,268)
   Accumulated other comprehensive loss                                        (330,376)                (91,904)
                                                                          ------------------    ------------------
      Total stockholders' equity (deficit)                                  276,769,913             (15,709,386)
                                                                          ------------------    ------------------

   Total liabilities and stockholders' equity (deficit)                    $325,165,309          $   32,333,670
                                                                          ==================    ==================

          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                          Six Month Period Ended June 30,
                                                                      -----------------------------------------
                                                                          2000                        1999
                                                                      ------------                 ------------
Revenues:

   Product sales                                                      $ 27,875,220                 $  8,748,326
   Research contracts                                                    1,009,616                    1,307,500
                                                                      ------------                 ------------
     Total revenues                                                     28,884,836                   10,055,826

Expenses:

   Cost of goods sold                                                    4,221,420                    1,374,641
   Research and development                                             14,905,248                    9,432,815
   Selling, general and administrative                                  19,388,453                   11,228,154
                                                                      ------------                 ------------

     Total expenses                                                     38,515,121                   22,035,610

Operating loss                                                          (9,630,285)                 (11,979,784)

   Interest income                                                       7,096,193                      255,443
   Interest expense                                                      1,437,086                    1,093,022
                                                                      ------------                 ------------
Net loss                                                              $ (3,971,178)                $(12,817,363)
                                                                      ============                 ============

Per share basic and diluted:
    Net loss                                                          $      (0.06)                $      (0.25)
                                                                      ============                 ============
Weighted average number of shares of
   common stock outstanding                                             61,866,000                   50,517,000
                                                                      ============                 ============

          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Month Period Ended June 30,
                                                                 -----------------------------------------
                                                                    2000                          1999
                                                                 ------------                 ------------
Revenues:

   Product sales                                                 $ 16,209,301                 $  5,256,258
   Research contracts                                                 809,616                      495,000
                                                                 ------------                 ------------
     Total revenues                                                17,018,917                    5,751,258

Expenses:

   Cost of goods sold                                               2,557,708                      718,790
   Research and development                                         8,519,507                    4,917,511
   Selling, general and administrative                             10,891,815                    5,902,752
                                                                 ------------                 ------------
     Total expenses                                                21,969,030                   11,539,053

Operating loss                                                     (4,950,113)                  (5,787,795)

   Interest income                                                  4,782,196                      109,449
   Interest expense                                                   658,816                      547,227
                                                                 ------------                 ------------
Net loss                                                         $   (826,733)                $ (6,225,573)
                                                                 ============                 ============
Per share basic and diluted:
    Net loss                                                     $      (0.01)                $      (0.12)
                                                                 ============                 ============
Weighted average number of shares of
   common stock outstanding                                        65,026,000                   50,763,000
                                                                 ============                 ============


                  See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six Month Period Ended June 30,
                                                                                           ----------------------------------------
                                                                                                2000                       1999
                                                                                           -------------              -------------
Cash flows from operating activities:
-------------------------------------
Net loss                                                                                   $  (3,971,178)             $ (12,817,363)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization of long-term assets                                             587,774                    444,198
   Provision for accounts receivable allowances                                                  175,164                     46,948
   Shares issued for employee benefit plans                                                    1,047,755                    799,823
   Amortization of debt issuance costs                                                           160,076                    125,000
   Amortization of discount on convertible note                                                   72,918                     72,918

Change in current assets & liabilities:
   Increase in inventory                                                                        (688,426)                  (577,020)
   Increase in accounts payable and accrued expenses                                           4,141,971                  3,007,136
   Increase in deferred revenue                                                                9,615,384                         --
   Increase in accounts receivable                                                            (3,503,699)                (1,188,383)
   Increase in other accounts receivable                                                     (10,113,973)                        --
   Increase in other assets                                                                   (4,250,126)                  (338,705)
                                                                                           -------------              -------------
Net cash used in operating activities                                                         (6,726,360)               (10,425,448)

Cash flows from investing activities:
-------------------------------------
Capital expenditures                                                                          (3,073,474)                  (312,846)
Proceeds from sales and maturities of marketable securities available for sale                 1,510,859                  1,995,132
Purchases of marketable securities available for sale                                       (166,976,305)                (4,301,719)
                                                                                           -------------              -------------
Net cash used in investing activities                                                       (168,538,920)                (2,619,433)

Cash flows from financing activities:
-------------------------------------
Net proceeds from follow-on public offering                                                  277,529,564                         --
Proceeds from exercise of common stock options and warrants                                    5,037,064                  2,158,625
Capital lease buyout                                                                            (106,283)                  (105,456)
Debt issuance costs                                                                                   --                   (750,000)
Net proceeds from issuance of convertible notes                                                       --                 15,000,000
                                                                                           -------------              -------------
Net cash provided by financing activities                                                    282,460,345                 16,303,169
                                                                                           -------------              -------------

Net increase in cash and cash equivalents                                                    107,195,065                  3,258,288
Cash and cash equivalents at beginning of period                                              15,255,422                  3,066,953
                                                                                           -------------              -------------
Cash and cash equivalents at end of period                                                 $ 122,450,487              $   6,325,241
                                                                                           =============              =============

          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                               Six Month Period Ended June 30,
                                                                                            ---------------------------------------
                                                                                                2000                     1999
                                                                                            ------------               ------------
Non-cash investing activity:
Change in net unrealized gain(loss) on
   marketable securities available for sale                                                 $   (238,472)              $    (51,430)
                                                                                            ============               ============
Non-cash financing activity:
Issuance of common stock upon conversion of
   convertible notes                                                                        $ 13,286,400               $         --
                                                                                            ============               ============
Supplemental disclosure of cash flow information:
Interest Paid                                                                               $  1,933,657               $      7,383
                                                                                            ============               ============

          See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2000


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

2. Common Stock Split and Authorized Shares

     On April 14, 2000, the Company effected a three-for-one stock split for stockholders of record as of April 11, 2000. On April 10, 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 120,000,000. All share and per share amounts in the consolidated statements of operations and share and per share amounts disclosed in the accompanying notes to unaudited consolidated financial statements have been retroactively restated to reflect the three-for-one stock split. Share and per share amounts in the consolidated balance sheets have not been retroactively restated to reflect the stock split. During the second quarter 2000, the Company recorded a reclassification of approximately $429,000 to decrease additional paid-in capital and to increase common stock in order to reflect the three-for-one stock split.

3. Earnings per Share

     "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options and warrants, and the conversion of convertible notes are all anti-dilutive. The amount of common stock equivalents excluded from the calculation were 14,013,027 at June 30, 2000 and 15,446,634 at June 30,1999.

4. Inventory

                                            June 30,                 December 31,
                                              2000                       1999
                                     -----------------------     ----------------------
          Raw materials                        $1,075,942                  $1,411,663
          Work in process                       1,505,719                     647,841
          Finished goods                          562,824                     396,555
                                     -----------------------     ----------------------
                                               $3,144,485                  $2,456,059
                                     =======================     ======================

5. Rights Plan

     On February 17, 2000, the Company's Board of Directors approved an amendment to the Company's shareholder rights plan adopted in 1996 ("Rights Plan"), changing the initial exercise price thereunder from $100.00 per Right (as defined in the original Rights Plan agreement) to $700.00 per Right and extending the final expiration date of the Rights Plan to February 17, 2010.

6. Long-Term Incentive Plan

     At the Company's Annual Meeting of Stockholders on June 20, 2000, the stockholders of the Company approved an amendment to the 1998 Incentive Plan to increase the number of shares that may be subject to awards thereunder from 4,500,000 shares to 6,000,000 shares.

7. Warrants to Acquire Common Stock

     Under the terms of a private placement of Series B Preferred Stock with Chancellor LGT Asset Management, Inc. ("Chancellor") entered into on June 9, 1997, the Company was obligated to issue warrants to Chancellor to acquire a number of shares of Common Stock. As of June 30, 2000 there were a total of 1,557,690 warrants outstanding. All such warrants have an exercise price of $2.49 per share and expire on June 1, 2002.

8. Convertible Notes

     On September 16, 1998, the Company issued convertible notes to an institutional investor in the amount of $8,750,000. The notes have a five year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares at $3.67 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years if the Company's stock trades at $8.26 or higher for a period of 20 consecutive trading days). These notes were issued at a discount of $437,500 which is being amortized over three years.

     On January 20, 1999, the Company issued to an institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). Issuance costs of $750,000 incurred in connection with this note are being amortized over three years. Just prior to the Company's public offering on February 16, 2000, a portion of the notes totaling $9,288,000 were converted into 1,548,000 common shares and included in the public offering. On May 17, 2000 an additional $3,998,400 of the notes were converted into 666,399 common shares and issued to the noteholder. The remaining carrying value of the notes at June 30, 2000 is $1,713,600, convertible into 285,601 shares of common stock.

     On July 6, 1999, the Company issued to a third institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.33 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). There was no fee or discount associated with these notes.

9.  Public Offering

     On February 16, 2000, the Company completed an offering to sell 10,350,000 shares of its common stock at a price of $33.67 per share. 8,802,000 shares were for the account of the Company and 1,548,000 were for the account of a selling shareholder pursuant to the conversion of $9,288,000 of the 9%, January 1999 convertible notes held by that shareholder. Proceeds to the Company, net of expenses, were approximately $278 million.

10. Marketable Securities Available for Sale

     Marketable securities available for sale at June 30, 2000 include debt securities with maturities ranging from November 2000 to August 2004. A summary of marketable securities at June 30, 2000 is as follows:

                                                               Gross                 Gross               Estimated
                                                             Unrealized           Unrealized                Fair
                                         Cost                   Gain                 Loss                  Value
                                  --------------------    -----------------    ------------------    -------------------
  Government Bonds & Notes                 $2,798,320                  --               $(9,149)             $2,789,171
  Government Agencies                     167,030,251                  --              (321,227)            166,709,024
                                  --------------------    -----------------    ------------------    -------------------
  Total                                  $169,828,571                  --             $(330,376)           $169,498,195
                                  ====================    =================    ==================    ===================

11.  Comprehensive Loss and Recently Issued Accounting Pronouncements

     Comprehensive loss includes net loss and other comprehensive loss which refers to those revenues, expenses, gains and losses which are excluded from net loss. Other comprehensive loss includes unrealized gains and losses on marketable securities classified as available-for-sale.

                                                          Three Months ended
                                       ---------------------------------------------------------
                                            June 30, 2000                  June 30, 1999
                                       -------------------------    ----------------------------
Net Loss                                       $(826,733)                    $(6,225,573)
Other Comprehensive Gain/(Loss)                    40,284                        (51,430)
                                              -----------                   -------------

Total Comprehensive Loss                       $(786,449)                    $(6,277,003)
                                               ==========                    ============

                                                           Six Months ended
                                       ---------------------------------------------------------
                                            June 30, 2000                  June 30, 1999
                                       -------------------------    ----------------------------
Net Loss                                     $(3,971,178)                   $(12,817,363)
Other Comprehensive Loss                        (238,472)                        (51,430)
                                           --------------                   -------------

Total Comprehensive Loss                     $(4,209,650)                   $(12,868,793)
                                             ============                   =============

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") NO. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. SAB 101, as amended, must be adopted no later than the fourth quarter of 2000 with an effective date of January 1, 2000. We are in the process of evaluating this SAB and the effect it will have on our consolidated financial statements and future revenue recognition policy.

     In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires derivative instruments to be recognized as Assets and Liabilities and be recorded at Fair Value. The Company is currently not party to any Derivative Instruments. Any future transactions involving Derivative Instruments will be evaluated based on SFAS No.133.

12. Agreements

     On April 26, 2000, the Company announced that it had entered into an agreement with Novartis Pharma AG wherein the Company granted to Novartis an exclusive worldwide license for the development and marketing of d-methylphenidate, its chirally pure version of Ritalin. The Company also granted rights to all its related intellectual property and patents, including new formulations of the currently marketed Ritalin. Celgene received a $10 million, nonrefundable, upfront license fee payment in July 2000 and is entitled to receive substantial milestone payments in addition to royalties on the entire family of Ritalin drugs. The agreement was subject to regulatory approval in the United States under the Hart-Scott-Rodino Pre-Merger Notification Act for which the waiting period ended on June 10, 2000. Upon receipt of the Hart-Scott-Rodino approval, the Company recorded a receivable for the up-front payment plus interest in the amount of $10.1 million which is included in other accounts receivable at June 30, 2000. The upfront license fee of $10 million is being recognized as revenue over a 14 month period which is management's estimate of the period of time required to fulfill its development efforts related to obtaining FDA approval of the immediate release form of d-methylphenidate. This estimate is subject to change due to uncertainties inherent in the regulatory approval process, which change could have a material impact on the timing of the recognition of revenue. Accordingly, the Company recognized approximately $385,000 of research contract revenue for the quarter ended June 30, 2000 with the remainder of the $10 million fee recorded as deferred revenue at June 30, 2000.

     On June 29, 2000, the Company entered into an agreement to merge with Signal Pharmaceuticals, Inc., ("Signal") a privately held San Diego-based biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease. The agreement is subject to standard closing conditions. The merger is expected to be accounted for using the pooling-of-interest method of accounting. In accordance with the merger agreement, Celgene will exchange all of the outstanding shares of Signal common and preferred stock for approximately 3.7 million shares of Celgene common stock. The merger agreement provides that Signal shareholders will receive in the merger .1257 of a share of common stock, par value $.01 per share, of Celgene in exchange for each share of common stock of Signal that they own. In addition, based on Signal's options and warrants outstanding as of July 31, 2000, Celgene will issue options and warrants for approximately 450,000 shares of Celgene common stock. On July 26, 2000, the Company filed a registration statement with the Securities and Exchange Commission to register the common shares of Celgene Corporation to be issued to holders of Signal common stock. As part of the merger, it is anticipated that certain former non-employee directors of Signal, who hold unvested Signal options which would convert into approximately 40,000 Celgene options, will enter into consulting agreements with Signal to provide services to Signal to be effective upon consummation of the merger. As a result, Celgene will be required to record compensation expense relative to the fair value of such options which will be recognized over the remaining vesting period. Celgene and Signal estimate that they will incur direct transaction costs of approximately $7.5 million associated with the merger, which will be charged to operations upon consummation of the merger.
Also, in accordance with the terms of the merger agreement, under certain circumstances Celgene would be obligated to pay a fee to Signal, as liquidated damages.

13. Subsequent Event

          On July 6, 2000, $5,000,000 of the July 6, 1999 convertible notes were converted into 789,474 shares of Celgene common stock. The remaining carrying value of the notes is $10,000,000 and is convertible into 1,578,948 shares of common stock.

PART 1 - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
Six month period ended June 30,2000 vs.
Six month period ended June 30,1999
-----------------------------------

     Total Revenues. Our total revenues for the six months ended June 30, 2000 increased significantly to $28.9 million compared with $10.1 million for the same period in 1999. Revenue in 2000 consisted of THALOMID sales of $27.9 million and research contract revenue of $1.0 million compared with THALOMID sales of $8.7 million and research contract revenue of $1.3 million for the same period in 1999. Included in the research contract revenue for 2000 was approximately $385,000 of the $10 million nonrefundable upfront license fee payment received in connection with a collaborative agreement with Novartis Pharma AG.

     Cost of Goods Sold. Cost of goods sold during the first six months of 2000 was $4.2 million compared with approximately $1.4 million in the comparable period in 1999. The increase in cost of goods sold reflects the higher volume of THALOMID sold in the first half of 2000. The cost of goods sold during 1999 and first quarter 2000 does not reflect raw material or formulation and encapsulation costs associated with THALOMID, as these costs were charged as research and development expenses prior to receiving FDA approval.

     Research and development expenses. Research and development expenses increased by 58% for the six months ended June 30, 2000 to $14.9 million compared to $9.4 million for the same period in 1999. The increase was primarily in spending for preclinical toxicology studies and phase I and phase II clinical trials for SelCIDs and IMiDs, as well as spending on the completion of the pivotal trials for our chirally pure version of Ritalin.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased by 73% for the six months ended June 30, 2000 to $19.4 million compared to $11.2 million for the same period in 1999. The increase was due primarily to the expansion of the sales and marketing organization and related expenses.

     Interest income and expense. Interest income for the first six months of 2000 increased significantly to approximately $7.1 million compared to $255,000 for the same period in 1999. The increase was due to the investment of the net proceeds of approximately $278 million from the follow-on public offering in February 2000.
     Interest expense for the first six months of 2000 increased to approximately $1.4 million compared to approximately $1.1 million for the same period in 1999. The increase was due primarily to the interest expense associated with the convertible notes issued in July 1999.

     Net loss. The net loss for the six month period ended June 30, 2000 decreased by 69% to $4.0 million compared to $12.8 million for the same period in 1999. The decrease was due to the increase of $19.1 million in THALOMID sales and higher net interest income of approximately $6.5 million offset by a decrease in research contract revenue of approximately $298,000 and higher costs and expenses, approximately $16.5 million.

Results of Operations
Three month period ended June 30,2000 vs.
Three month period ended June 30,1999
-------------------------------------

     Total Revenues. Our total revenues for the three month period ended June 30, 2000 increased significantly to $17.0 million compared with $5.8 million for the same period in 1999. Revenue in 2000 consisted of THALOMID sales of $16.2 million and research contract revenue of $810,000 compared with THALOMID sales of $5.3 million and research contract revenue of $495,000 during the comparable period in 1999.

     Cost of Goods Sold. Cost of goods sold during the second quarter 2000 was $2.6 million compared with approximately $719,000 in the comparable period in 1999. The cost of goods sold relates entirely to sales of THALOMID. The cost of goods sold during the second quarter 1999 does not reflect raw material or formulation and encapsulation costs associated with THALOMID, as these costs were charged as research and development expenses prior to receiving FDA approval.

     Research and development expenses. Research and development expenses increased by 73% in the second quarter 2000 to approximately $8.5 million compared to approximately $4.9 million for the second quarter 1999. The increase was primarily in spending for preclinical toxicology studies and phase I and phase II clinical trials for the SelCIDs and IMiDs and additional headcount and related expenses to support the increased activity.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2000 increased by 85% to approximately $10.9 million compared to $5.9 million for the same period in 1999. The increase was due primarily to the expansion of the sales and marketing organization and related expenses.

     Interest income and expense. Interest income for the second quarter 2000 increased significantly to approximately $4.8 million compared to $109,000 for the same period in 1999. The increase was due to the investment of the net proceeds of approximately $278 million from the follow-on public offering in February 2000.
     Interest expense for the second quarter 2000 increased to approximately $659,000 compared to approximately $547,000 for the same period in 1999. The increase was due primarily to the interest expense associated with the convertible notes issued in July 1999.

     Net loss. The net loss for the second quarter 2000 decreased by 87% to approximately $827,000 compared to $6.2 million for the same period in 1999. The decrease was due to the increase in sales of THALOMID of approximately $11.0 million, higher net interest income of approximately $4.6 million and an increase in research contract revenue of approximately $315,000 offset by an increase in costs and operating expenses of approximately $10.4 million.

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

     On February 16, 2000, we completed an offering to sell 10,350,000 shares of our common stock at a price of $33.67 per share. 8,802,000 shares were for the account of Celgene and

1,548,000 shares were for the account of a selling shareholder pursuant to the conversion of $9,288,000 of the 9%, January 1999 convertible notes held by that shareholder. Our proceeds, net of expenses, were approximately $278 million.

     On April 19, 2000, we signed a development and license agreement with Novartis Pharma AG in which we granted to Novartis rights to our chirally pure version of Ritalin in return for certain upfront and milestone payments and royalties upon commercialization of the product. The agreement became effective on June 10, 2000 upon which a payment of $10 million was due to us. The $10 million was received in early July, 2000.

     On June 29, 2000, we signed an agreement to merge with Signal Pharmaceuticals, Inc., a privately held San Diego-based biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease. Subject to standard closing conditions, the merger is expected to close later this year. The merger is expected to be accounted for as a pooling of interests. We expect to incur direct transaction costs of approximately $7.5 million associated with the merger, which will be charged to operations upon consummation of the merger.

     Our net working capital at June 30, 2000 increased significantly to approximately $304.9 million (primarily cash and cash equivalents and marketable securities) from approximately $18.5 million at December 31, 1999. The increase in working capital was primarily due to the net proceeds received from the public offering in February 2000.

     Cash and cash equivalents increased by $107.2 million in the second quarter 2000 and marketable securities increased by $165.2 million from December 31, 1999. This reflects the receipt in February 2000 of funds from the follow-on public offering.

     We expect that our rate of spending will increase as the result of the merger with Signal Pharmaceuticals, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID and increased working capital requirements. We believe that the funds received from the public offering, funds received and the possibility of additional milestone payments in connection with the Novartis collaboration, as well as the increasing revenues from sales of THALOMID should be sufficient to fund the combined operations for the foreseeable future.

Recently Issued Accounting Standards

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements, including the recognition of non-refundable fees received upon entering into arrangements. SAB 101, as amended, must be adopted no later than the fourth quarter 2000 with an effective date of January 1, 2000. We are in the process of evaluating this SAB and the effect it will have on our future consolidated financial statements and future revenue recognition policy.

Cautionary Statements for Forward-Looking Information

     The Management's Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under our control which may cause actual results, performance and achievements of Celgene to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the pending merger with Signal, results of current or pending clinical trials, actions by the FDA and other factors detailed herein and in our other filings with the Securities and Exchange Commission.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         Market Risk
         We do not use derivative financial instruments. Our convertible notes have a fixed interest rate.

PART  II  -  OTHER INFORMATION

Item 1.            -   None

Item 2.            -   None

Item 3.            -   None


Item 4.- Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 20, 2000. At this meeting stockholders of the Company were asked to vote for the election of directors, and act upon the proposals, (1) to approve an amendment to the 1998 Long-Term Incentive Plan (the "1998 Incentive Plan") to increase the number of shares that may be subject to awards thereunder from 4,500,000 shares to 6,500,000 shares; (2) to consider and act upon a proposal to confirm the appointment of KPMG LLP as the independent certified public accountants of the Company for the current fiscal year. All nominated directors were elected, the proposal to amend the 1998 Incentive Plan was approved and the proposal regarding the appointment of auditors was approved. The election of directors and the various proposals were approved by the following votes:

A. Election of Directors:

Name                                                          Number of Shares
----                              -----------------------------------------------------------------------
                                               For                    Withheld             Abstained
                                               ---                    --------             ---------
John W. Jackson                            58,005,323                  93,871                  -
Sol J. Barer                               58,001,423                  97,771                  -
Frank T. Cary                              58,004,423                  94,771                  -
Richard C. E. Morgan                       58,006,223                  92,971                  -
Walter L. Robb                             58,006,223                  92,971                  -
Lee J. Schroeder                           58,006,223                  92,971                  -
Arthur Hull Hayes, Jr.                     58,002,323                  96,871                  -
Gila Kaplan                                57,992,323                 106,871                  -
Jack L. Bowman                             58,006,223                  92,971                  -

B. Adoption of amendment to the 1998 Incentive Plan:

                                                                       Number of Shares
                                            -----------------------------------------------------------------------
                                                        For                    Against              Abstained
                                                        ---                    -------              ---------
                                                    40,881,957                17,085,673             131,564

C.       Appointment of Auditors:

                                                                       Number of Shares
                                            -----------------------------------------------------------------------
                                                        For                    Against              Abstained
                                                        ---                    -------              ---------
                                                    57,984,035                  42,825               72,334


Item 5.--Other Information:

None

Item 6.  Exhibits

A.  27   Financial Data Schedule - Article 5 for second quarter
         Form 10-Q.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CELGENE CORPORATION



DATE      August 14, 2000               BY  /s/ Robert J. Hugin
          ------------------                --------------------------------
                                             Robert J. Hugin
                                             Senior Vice President
                                             Chief Financial Officer



DATE      August 14, 2000               BY  /s/ James R. Swenson
          ------------------                --------------------------------
                                             James R. Swenson
                                             Controller
                                            (Chief Accounting Officer)