Form 10-Q
period 2000-09-30
CELGENE CORP /DE/
filed 2000-11-14
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark one)

[x] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
 ------------------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)


           Delaware                                       22-2711928
-------------------------------------            ----------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                   Identification
                                                  Number)

    7 Powder Horn Drive, Warren, NJ                         07059
------------------------------------------                ---------
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

                                 Yes _x__ No ___

At October 31, 2000, 72,743,197 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q




                                                                            Page No.
PART I           FINANCIAL INFORMATION


Item I           Unaudited Consolidated Financial Statements
                 Consolidated Balance Sheets
                 as of September 30, 2000 (unaudited)
                 and December 31, 1999                                         3
                 Consolidated Statements of Operations
                 - Nine-Month Period Ended
                 September 30, 2000 and 1999 (unaudited)                       4
                 Consolidated Statements of Operations
                 - Three-Month Period Ended
                 September 30, 2000 and 1999 (unaudited)                       5
                 Consolidated Statements of Cash Flows
                 - Nine-Month Period Ended
                 September 30, 2000 and 1999 (unaudited)                       6
                 Notes to Unaudited Consolidated
                 Financial Statements                                          8
Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                16
Item 3           Quantitative and Qualitative Disclosures
                 About Market Risk                                            21
PART II          OTHER INFORMATION                                            22
                 Signatures                                                   23

                                       2

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


Assets                                                                                    September 30,2000  December 31,1999*
------                                                                                    -----------------  ----------------
                                                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                                               $ 159,376,233       $  21,869,256
   Marketable securities available for sale                                                  139,934,298           7,077,314
   Accounts receivable, net of allowance of $396,832 at
      September 30, 2000 and $121,437 at December 31, 1999                                     8,661,901           5,037,431
   Inventory                                                                                   4,354,838           2,456,059
   Other current assets                                                                        7,800,749           1,322,996
                                                                                           -------------       -------------
      Total current assets                                                                   320,128,019          37,763,056
   Plant and equipment, net                                                                    6,074,115           5,741,389
   Other assets                                                                                5,784,616           3,368,090
                                                                                           -------------       -------------
      Total assets                                                                         $ 331,986,750       $  46,872,535
                                                                                           =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities:
   Accounts payable                                                                        $   8,992,378       $   3,254,823
   Accrued expenses                                                                           12,822,476           7,284,343
   Capitalized lease and note obligations                                                        867,094           1,307,467
   Deferred revenue                                                                            9,895,622           3,449,790
   Other current liabilities                                                                     406,158                  --
                                                                                           -------------       -------------
      Total current liabilities                                                               32,983,728          15,296,423
   Long term convertible notes                                                                20,317,772          38,494,795
   Capitalized lease and note obligations-net of current portion                               1,140,546           1,828,221
   Deferred revenue-net of current portion                                                            --             650,002
   Other non-current liabilities                                                                  88,532             329,918
                                                                                           -------------       -------------
      Total liabilities                                                                       54,530,578          56,599,359
                                                                                           -------------       -------------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value per share, 5,000,000 shares authorized;
      none outstanding at September 30, 2000 and December 31, 1999.                                   --                  --
   Signal convertible preferred stock, 24,742,639 shares authorized;
      issued and outstanding none and 24,492,639 shares at
      September 30, 2000 and December 31, 1999, respectively                                          --          41,330,800

   Common stock, $.01 par value per share, 120,000,000 shares authorized;
      issued and outstanding 70,876,659 and 17,858,476 shares
      at September 30, 2000 and December 31, 1999, respectively                                  708,767             178,584

   Additional paid-in capital                                                                506,457,657         154,393,662
   Accumulated deficit                                                                      (224,148,174)       (204,170,352)
   Deferred compensation                                                                      (5,568,768)         (1,272,014)
   Notes receivable from stockholders                                                            (95,600)            (95,600)
   Accumulated other comprehensive gain(loss)                                                    102,290             (91,904)
                                                                                           -------------       -------------
      Total stockholders' equity(deficit)                                                    277,456,172          (9,726,824)
                                                                                           -------------       -------------
   Total liabilities and stockholders' equity(deficit)                                     $ 331,986,750       $  46,872,535
                                                                                           =============       =============
* Restated-see note 1

See Accompanying Notes to Consolidated Financial Statements.

                              CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                                                                            Nine Month Period Ended September 30,
                                                                                            -------------------------------------
                                                                                            2000                           1999 *
                                                                                            ----                           ------
Revenues:
   Product sales                                                                      $ 45,201,534                     $ 15,063,644
   Research contracts                                                                    6,700,283                        7,697,126
   Related-party collaborative agreement revenue                                         5,025,000                        2,850,000
                                                                                      ------------                     ------------
    Total revenues                                                                      56,926,817                       25,610,770
Expenses:
   Cost of goods sold                                                                    6,404,173                        2,076,457
   Research and development                                                             39,323,538                       26,960,334
   Selling, general and administrative                                                  34,181,892                       20,048,545
   Merger-related costs                                                                  7,168,110                               --
                                                                                      ------------                     ------------
    Total expenses                                                                      87,077,713                       49,085,336

Operating loss                                                                         (30,150,896)                     (23,474,566)

   Interest income                                                                      12,634,860                          994,363
   Interest expense                                                                      2,011,785                        2,348,728
                                                                                      ------------                     ------------
Net loss                                                                               (19,527,821)                     (24,828,931)
   Imputed Signal preferred stock dividend                                                 450,000                               --
                                                                                      ------------                     ------------
Net loss applicable to common stockholders                                            $(19,977,821)                    $(24,828,931)
                                                                                      ============                     ============
Per share basic and diluted:
    Net loss applicable to common stockholders                                             $ (0.31)                         $ (0.49)

Weighted average number of shares of
   common stock outstanding                                                             64,344,000                       51,090,000
                                                                                      ============                     ============
* Restated-see note 1


See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                         Three Month Period Ended September 30,
                                                                                         --------------------------------------
                                                                                         2000                           1999 *
                                                                                         ----                           ------
Revenues:

   Product sales                                                                       $17,326,314                   $ 6,315,319
   Research contracts                                                                    3,703,660                     1,920,901
   Related-party collaborative agreement revenue                                         1,675,000                     1,050,000
                                                                                       -----------                   -----------
    Total revenues                                                                      22,704,974                     9,286,220
Expenses:

   Cost of goods sold                                                                    2,182,752                       701,816
   Research and development                                                             13,508,425                     8,895,427
   Selling, general and administrative                                                  12,215,250                     7,345,579
   Merger-related costs                                                                  7,168,110                            --
                                                                                       -----------                   -----------
    Total expenses                                                                      35,074,537                    16,942,822

Operating loss                                                                         (12,369,563)                   (7,656,602)

   Interest income                                                                       5,338,838                       407,245
   Interest expense                                                                        440,100                       985,006
                                                                                       -----------                   -----------
Net loss                                                                               $(7,470,825)                  $(8,234,363)
                                                                                       ===========                   ===========
Per share basic and diluted:
    Net loss                                                                               $ (0.11)                      $ (0.16)
                                                                                       ===========                   ===========
Weighted average number of shares of
   common stock outstanding                                                             65,026,000                    51,478,129
                                                                                       ===========                   ===========
* Restated-see note 1.

               See accompanying notes to consolidated financial statements.

                                CELGENE CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                                         NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                                                         -------------------------------------
                                                                                       2000                               1999 *
                                                                                       ----                               ----
Cash Flows From Operating Activities:

Net Loss                                                                           $ (19,527,821)                 $ (24,828,931)

Adjustments to Reconcile Net Loss
  to Net Cash Used in Operating Activities:

   Depreciation and Amortization of Long-term Assets                                   2,614,081                      2,208,444
   Provision for Accounts Receivable Allowances                                          275,395                         74,126
   Shares Issued for Employee Benefit Plans                                            1,047,755                        799,823
   Non-cash Stock-based Compensation                                                   2,518,307                        464,305
   Amortization of Debt Issuance Costs                                                   167,216                        187,500
   Amortization of Discount On Convertible Note                                          109,377                        109,377
Change in Current Assets & Liabilities:
   Increase in Inventory                                                              (1,898,779)                      (500,864)
   Increase(decrease) in Accounts Payable
      and Accrued Expenses                                                            11,525,711                       (300,257)
   Increase in Deferred Revenue                                                        5,795,830                        952,254
   Increase in Accounts Receivable                                                    (3,899,865)                      (353,292)
   Increase in Other Assets                                                           (6,697,755)                      (609,653)
                                                                                   -------------                    -----------
Net Cash Used in Operating Activities                                                 (7,970,548)                   (21,797,168)

Cash Flows From Investing Activities:
Capital Expenditures                                                                  (5,587,989)                      (907,778)
Proceeds From Sales and Maturities of Marketable
   Securities Available for Sale                                                      73,313,515                     14,443,688
Purchases of Marketable Securities
   Available for Sale                                                               (205,976,305)                   (15,948,711)
                                                                                   -------------                    -----------
Net Cash Used in Investing Activities                                               (138,250,779)                    (2,412,801)

Cash Flows From Financing Activities:
Net Proceeds From Follow-on Public Offering                                          277,391,860                             --
Proceeds From Exercise of Common Stock
   Options and Warrants                                                                7,484,135                      3,457,345
Repayment of Capital Lease and Note Obligations                                       (1,147,691)                    (1,545,479)
Capital Lease Funding                                                                         --                        854,043
Debt Issuance Costs                                                                           --                       (750,000)
Net Proceeds From Issuance of Convertible Notes                                               --                     30,000,000
                                                                                   -------------                    -----------
Net Cash Provided by Financing Activities                                            283,728,304                     32,015,909
                                                                                   =============                    ===========
Net Increase in Cash and Cash Equivalents                                            137,506,977                      7,805,940
Cash and Cash Equivalents At Beginning of Period                                      21,869,256                      9,563,316
                                                                                   -------------                    -----------
Cash and Cash Equivalents At End of Period                                         $ 159,376,233                    $17,369,256
                                                                                   =============                    ===========
* Restated-see Note 1

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)


                                                                                           Nine Month Period Ended September 30,
                                                                                          ---------------------------------------
                                                                                          2000                             1999 *
                                                                                          ----                             ------
Non-cash investing activity:
Change in net unrealized gain(loss) on
marketable securities available for sale                                                $   194,194                    $   (69,728)
                                                                                        ===========                    ===========
Non-cash Financing Activity:

Conversion of Convertible Notes                                                         $18,286,400                    $        --
                                                                                        ===========                    ===========
Deferred Compensation Related to Stock Options                                          $ 6,706,274                    $   619,404
                                                                                        ===========                    ===========
Imputed dividend on preferred stock warrant                                             $   450,000                    $        --
                                                                                        ===========                    ===========
Supplemental Disclosure of Cash Flow Information:
Interest Paid                                                                           $ 3,358,151                    $ 1,563,397
                                                                                        ===========                    ===========
* Restated-see Note 1

See Accompanying Notes to Consolidated Financial Statements.

                               CELGENE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

1.       Basis of Presentation

          The unaudited consolidated financial statements have been prepared from the books and records of Celgene Corporation and subsidiaries ("Celgene" or the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete annual financial statements.

          In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results may not be indicative of the results that may be expected for the year.

          On August 31, 2000, the Company completed its merger with Signal Pharmaceuticals, Inc. ("Signal"), a privately held San Diego-based biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease. The Company issued 3,710,144 shares of its common stock for all the outstanding common shares of Signal at an exchange rate of .1257 of a share of Celgene common stock for each share of Signal common stock. Immediately prior to the consummation of the merger, all Signal preferred shares were converted into Signal common shares on a one-for-one basis. In addition, Celgene issued 380,607 options for all the Signal options outstanding at the closing date. The Company entered into consulting agreements with certain former non-employee directors of Signal to provide services to Signal, effective August 31, 2000. These former non-employee directors held unvested stock options to purchase 38,310 shares of the Company's common stock. As a result, the Company is required to record compensation expense relative to the fair value of such options which is being recognized over the remaining vesting period. For the third quarter 2000, approximately $43,000 was recognized as compensation expense.

          The merger was accounted for as a pooling of interests. All prior period consolidated financial statements of Celgene have been restated to include the results of operations, financial position and cash flows of Signal. Celgene and Signal incurred direct transaction expenses of $7.2 million which were recognized in the third quarter of 2000. The merger-related costs consisted of transaction fees for financial advisors, attorneys, accountants, financial printing and other related charges.

          The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10K, and Celgene's consolidated financial statements, restated to reflect a three-for-one stock split and Signal's financial statements included in Amendment No.1 to Form S-4 (Registration Statement No. 333-42302) filed by Celgene on August 9, 2000.

2.       Merger of Celgene and Signal

          As discussed in Note 1, on August 31, 2000, Celgene completed the merger with Signal in a transaction accounted for as a pooling of interests. Accordingly, the consolidated financial statements reflect the combined results of Celgene and Signal as if the merger had been in effect for all periods presented. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the periods prior to the merger follow:

                                              Six Months                Nine Months                 Three Months
                                                Ended                      Ended                       Ended
                                               June 30,                September 30,               September 30,
                                                 2000                       1999                        1999
                                        -----------------------    -----------------------     -----------------------
  Revenues:
  Celgene                                   $28,884,836                $16,796,144                  $6,740,319
  Signal                                      5,337,008                  8,814,626                   2,545,901
                                        -----------------------    -----------------------     -----------------------
  Combined                                  $34,221,844                $25,610,770                  $9,286,220
                                        =======================    =======================     =======================

  Net loss:
  Celgene                                   $(3,971,178)              $(18,935,733)                $(6,118,369)
  Signal                                     (8,085,818)                (5,893,198)                 (2,115,994)
                                        -----------------------    -----------------------     -----------------------
  Combined                                 ($12,056,996)              $(24,828,931)                $(8,234,363)
                                        =======================    =======================     =======================

3.       Common Stock Split and Authorized Shares

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

4.       Earnings per Share

         "Basic" earnings per common share equals net income divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock and warrants, and the conversion of convertible notes are all anti-dilutive. The amount of common stock equivalents excluded from the calculation were 13,839,493 at September 30, 2000 and 20,835,404 at September 30, 1999.

5.       Marketable Securities Available for Sale

          Marketable securities available for sale at September 30, 2000 include debt securities with maturities ranging from March 2001 to August 2003. A summary of marketable securities at September 30, 2000 is as follows:

                                                               Gross                 Gross               Estimated
                                                             Unrealized           Unrealized                Fair
                                         Cost                   Gain                 Loss                  Value
                                  --------------------    -----------------    ------------------    -------------------
  Government Bonds & Notes            $    301,758                1,814              $(9,149)           $    294,423
  Government Agencies                  139,530,250              430,852             (321,227)            139,639,875
                                  --------------------    -----------------    ------------------    -------------------
  Total                               $139,832,008              432,666            $(330,376)           $139,934,298
                                  ====================    =================    ==================    ===================

            A summary of marketable securities available for sale at December 31, 1999 is as follows:

                                                               Gross                 Gross               Estimated
                                                             Unrealized           Unrealized                Fair
                                         Cost                   Gain                 Loss                  Value
                                  --------------------    -----------------    ------------------    -------------------
  Government Bonds & Notes              $2,313,125              --                  $(25,579)             $2,287,546
  Government Agencies                    2,050,000              --                   (66,325)              1,983,675
  Corporate Debt Securities              2,806,093              --                     --                  2,806,093
                                  --------------------    -----------------    ------------------    -------------------
  Total                                 $7,169,218              --                  $(91,904)             $7,077,314
                                  ====================    =================    ==================    ===================

6.       Inventory

                                                          September 30,               December 31,
                                                               2000                       1999
                                                      -----------------------     ----------------------
          Raw materials                                         $1,537,325                  $1,411,663
          Work in process                                        1,494,247                     647,841
          Finished goods                                         1,323,266                     396,555
                                                      -----------------------     ----------------------
               Total                                            $4,354,838                  $2,456,059
                                                      =======================     ======================

7.       Convertible Notes

          On September 16, 1998, the Company issued convertible notes to an institutional investor in the amount of $8,750,000. The notes have a five year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares at $3.67 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years if the Company's stock trades at $8.26 or higher for a period of 20 consecutive trading days). These notes were issued at a discount of $437,500 which is being amortized over three years. On October 16, 2000, all of the notes were converted into 2,386,387 common shares.

          On January 20, 1999, the Company issued to an institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). Issuance costs of $750,000 incurred in connection with this note are being amortized over three years. Just prior to the Company's public offering on February 16, 2000, a portion of the notes totaling $9,288,000 were converted into 1,548,000 common shares and included in the public offering. On May 17, 2000, an additional $3,998,400 of the notes were converted into 666,399 common shares and issued to the noteholder. The remaining carrying value of the notes at September 30, 2000 is $1,713,600, convertible into 285,601 common shares.

          On July 6, 1999, the Company issued to a third institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.33 per share. The Company can redeem the note after three years at 103% of the principal amount (two years under certain conditions). There was no fee or discount associated with these notes. On July 6, 2000, $5.0 million of the notes were converted to 789,474 common shares. At September 30, 2000, the remaining carrying value of the notes was $10.0 million and is convertible into 1,578,948 common shares.

          On September 26, 2000, the Company entered into an agreement with the noteholders of the January 1999 and the July 1999 notes which allows the noteholders to take a "short position" in the common stock (as defined in the respective Note Purchase Agreements) of the Company with certain conditions regarding the stock price. In exchange for the Company consenting to waive the provisions that prohibit short sales, the noteholders waive the right to the receipt of any interest after the effective date of August 24, 2000.

8. Secured Promissory Note

          In June 2000, Signal issued a secured promissory note for up to $5 million that can be borrowed against through December 31, 2000, as needed. The proceeds of the note will be used for general corporate purposes and working capital. The interest rate will float with the Treasury rate as the proceeds are drawn down and then be fixed for the term, maintaining the spread. The note is payable in either twelve or thirty-six monthly installments, at Signal's option, and is secured by the assets of the Company. To date, Signal has not drawn down any proceeds from the note. In conjunction with the issuance of the promissory note, Signal issued the creditor a warrant to purchase up to 225,000 shares of C-2 Preferred Stock at a price of $4.00 per share, of which 150,000 shares were issuable under the warrant upon Signal's signing of a loan commitment letter in May 2000, and the remaining 75,000 shares become issuable under the warrant upon any additional borrowing against the note greater than $2.5 million. The warrant expires ten years from the date of grant. The Company recorded a $450,000 imputed dividend during the second quarter of 2000 which represents the excess of the fair value over the issuance price of the warrant.

9.       Comprehensive Income (Loss)

          Comprehensive  loss  includes  net loss and other  comprehensive  gain
(loss) which refers to those revenues, expenses, gains and losses which are excluded from net loss. Other comprehensive gain(loss) includes unrealized gains and losses on marketable securities classified as available-for-sale.

                                                                             Three Months ended
                                                          ---------------------------------------------------------
                                                             September 30, 2000            September 30, 1999
                                                          -------------------------    ----------------------------
Net Loss                                                        $(7,472,044)                    $(8,234,363)
Other Comprehensive Gain/(Loss)                                     432,666                         (12,072)
                                                                ------------                   -------------

Total Comprehensive Loss                                        $(7,039,378)                    $(8,246,435)
                                                                ============                    ============



                                                                             Nine Months ended
                                                          ---------------------------------------------------------
                                                             September 30, 2000            September 30, 1999
                                                          -------------------------    ----------------------------
Net Loss                                                       $(19,527,821)                   $(24,828,931)
Other Comprehensive Gain/Loss                                       194,194                         (63,502)
                                                               -------------                   -------------

Total Comprehensive Loss                                       $(19,333,627)                   $(24,892,433)
                                                               =============                   =============


10.      New Accounting Pronouncements

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

          In June 1998, Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 requires derivative instruments to be recognized as Assets and Liabilities and be recorded at Fair Value. The Company is currently not party to any Derivative Instruments. Any future transactions involving Derivative Instruments will be evaluated based on SFAS No.133.

11. Stockholders' Equity

Convertible Preferred Stock

          A summary of the Signal convertible preferred stock at December 31, 1999 is as follows:


                                                                        Shares Issued
                                                                       and Outstanding
                                                                 -----------------------------
                           Series A                                      2,626,892
                           Series B                                      2,875,000
                           Series C                                      8,791,432
                           Series D                                        732,601
                           Series E                                      6,455,493
                           Series F                                      2,722,513
                           Series F-1                                      288,708
                                                                 ------------------------
                                                                        24,492,639

          Each of the shares of preferred stock, listed above, was convertible on a one-for-one basis, at the option of the holder, into shares of Signal common stock. Immediately prior to the closing of the merger on August 31, 2000, all of the preferred shares converted into Signal common stock and subsequently each share was converted into Celgene common stock at the exchange rate of
 .1257.

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

Warrants to Acquire Common Stock

          Under the terms of a private placement of Series B Preferred Stock with Chancellor LGT Asset Management, Inc. ("Chancellor") entered into on June 9, 1997, the Company was obligated to issue warrants to Chancellor to acquire a number of shares of common stock. As of September 30, 2000, there were a total of 1,207,693 warrants outstanding. All such warrants have an exercise price of $2.50 per share and expire on June 1, 2002.

Deferred Compensation

          Prior to the merger, Signal recorded an aggregate of approximately $9.9 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation is being amortized over the vesting period of the options. Through September 30, 2000, the Company has recorded approximately $3.8 million of compensation expense related to these options.

12.      Public Offering

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

13.      Agreements

          On April 26, 2000, the Company announced that it had entered into an agreement with Novartis Pharma AG wherein the Company granted to Novartis an exclusive worldwide license for the development and marketing of d-methylphenidate, its chirally pure version of Ritalin. The Company also granted rights to all its related intellectual property and patents, including new formulations of the currently marketed Ritalin. Celgene received a $10 million, nonrefundable, upfront license fee payment in July 2000 and is entitled to receive substantial milestone payments in addition to royalties on the entire family of Ritalin drugs. The agreement was subject to regulatory approval in the United States under the Hart-Scott-Rodino Pre-Merger Notification Act for which the waiting period ended on June 10, 2000. The upfront license fee of $10 million is being recognized as revenue over a 14 month period commencing June 2000 which is management's estimate of the period of time required to fulfill its obligations related to obtaining FDA approval of the immediate release form of d-methylphenidate. This estimate is subject to change due to uncertainties inherent in the regulatory approval process, which change could have a material impact on the timing of the recognition of revenue. Accordingly, the Company recognized approximately $2.1 million and $2.5 million of research contract revenue for the three and nine months ended September 30, 2000, respectively, with the remainder of the $10 million fee recorded as deferred revenue at September 30, 2000.

Related Party Collaborative Agreement Revenue

      Prior to the merger, Signal entered into collaborative research and license agreements with related parties as follows:

          Axys Pharmaceutical ("Axys") is a related party, as the chief executive officer of Axys served on the Board of Directors of Signal. Accordingly, revenues of $625,000 and $1,875,000 were classified as related party revenue for the three and nine months ended September 30, 2000, respectively. There was no revenue from Axys for the comparable periods of the prior year.

          Ares Serono S.A. is a related party based on its ownership in Signal prior to the merger. Accordingly, revenues of $1,050,000 and $3,150,000 were classified as related party revenue for the three and nine months ended September 30, 2000, respectively, and $1,050,000 and $2,850,000, respectively, were classified as related party revenue for the comparable periods of the prior year.

          While these two companies are no longer considered related parties after the merger was completed, revenue from these companies will continue to be classified as related party revenue until the agreements with those companies terminate.

PART 1 - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
Nine month period ended September 30,2000 vs.
Nine month period ended September 30,1999

         Total Revenues. Our total revenues for the nine months ended September 30, 2000 increased significantly to $56.9 million compared with $25.6 million for the same period in 1999. Revenues in 2000 consisted of THALOMID sales of $45.2 million, research contract revenue of $6.7 million, and related party collaborative agreement revenue of $5.0 million compared with THALOMID sales of $15.1 million, research contract revenue of $7.7 million and related party revenue of $2.85 million for the same period in 1999. The growth in THALOMID sales is primarily the result of increased use in oncology. Included in the research contract revenue for 2000 was $2.5 million of the $10 million nonrefundable upfront license fee payment received in connection with a collaborative agreement with Novartis Pharma AG.

         Cost of Goods Sold. Cost of goods sold during the first nine months of 2000 was $6.4 million compared with approximately $2.1 million in the comparable period in 1999. The increase in cost of goods sold reflects the higher volume of THALOMID sold in the first nine months of 2000. In addition, the cost of goods sold during 1999 and first quarter 2000 does not reflect raw material or formulation and encapsulation costs associated with THALOMID, as these costs were charged as research and development expenses prior to receiving FDA approval.

         Research and development expenses. Research and development expenses increased by 46% for the nine months ended September 30, 2000 to approximately $39.3 million compared to $27.0 million for the same period in 1999. The increase was primarily in spending by Celgene for preclinical toxicology studies and phase I and phase II clinical trials for SelCIDs and IMiDs, as well as spending on the completion of the pivotal trials and preparation for filing the NDA for d-methylphenidate, our chirally pure version of Ritalin, and spending by Signal for product development for our SERM (selective estrogen receptor modulators) cancer program.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 70% for the nine months ended September 30, 2000 to $34.2 million compared to $20.0 million for the same period in 1999. The increase was due primarily to the expansion of Celgene's sales and marketing organization and related expenses, and spending for customer service, warehousing and distribution.

         Merger-related costs. The merger-related costs are the one-time costs associated with the merger of Celgene and Signal. These costs, totaling approximately $7.2 million, incurred by both Celgene and Signal, are primarily for fees for financial advisors, attorneys, accountants, financial printing and other related charges.

         Interest income and expense. Interest income for the first nine months of 2000 increased significantly to approximately $12.6 million compared to approximately $994,000 for the same period in 1999. The increase was due to the investment of the net proceeds of approximately $278 million from the follow-on public offering in February 2000, and $10.0 million received from Novartis Pharma AG in early July 2000.

         Interest expense for the first nine months of 2000 decreased to approximately $2.0 million compared to approximately $2.3 million for the same period in 1999. The decrease was due primarily to the conversion of $13.2 million of the January 1999 convertible notes in February and May 2000 and $5.0 million of the July 1999 convertible notes in July 2000. As a result of the conversions, our long term convertible notes balance declined to $20.3 million at September 30, 2000 from $38.5 million at December 31, 1999.

         Net loss. The net loss for the nine month period ended September 30, 2000 decreased by 21% to $19.5 million compared to $24.8 million for the same period in 1999. The decrease was due primarily to the increase in THALOMID sales and higher net interest income offset by an increase in research and development expenses, selling, general and administrative expenses and the one-time merger related expenses. Excluding the merger related costs, the net loss for the nine month period ended September 30, 2000 decreased by 50% to $12.4 million compared to $24.8 million for the same period in 1999.

Results of Operations
Three month period ended September 30,2000 vs.
Three month period ended September 30,1999

         Total Revenues. Our total revenues for the three month period ended September 30, 2000 increased significantly to $22.7 million compared with $9.3 million for the same period in 1999. Revenue in 2000 consisted of THALOMID sales of $17.3 million, research contract revenue of $3.7 million, and related party collaborative agreement revenue of $1.7 million compared with THALOMID sales of $6.3 million, research contract revenue of $1.9 million, and related party collaborative agreement revenue of $1.1 million during the comparable period in 1999. The growth in THALOMID sales is primarily the result of increased use in Oncology.

         Cost of Goods Sold. Cost of goods sold during the third quarter 2000 was $2.2 million compared with approximately $702,000 in the comparable period in 1999. The cost of goods sold relates entirely to sales of THALOMID. The cost of goods sold during the third quarter 1999 does not reflect raw material or formulation and encapsulation costs associated with THALOMID, as these costs were charged as research and development expenses prior to receiving FDA approval.

         Research and development expenses. Research and development expenses increased by 52% in the third quarter 2000 to approximately $13.5 million compared to approximately $8.9 million for the second quarter 1999. The increase was primarily in spending by Celgene for preclinical toxicology studies and phase I and phase II clinical trials for the SelCIDs and IMiDs and additional headcount related expenses to support the increased activity, and spending by Signal for product development related to our SERM cancer program.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 increased by 66% to approximately $12.2 million compared to $7.3 million for the same period in 1999. The increase was due primarily to the expansion of the sales and marketing organization and related expenses.

         Interest income and expense. Interest income for the third quarter 2000 increased significantly to approximately $5.3 million compared to approximately $407,000 for the same period in 1999. The increase was due to the investment of the net proceeds of approximately $278 million from the follow-on public offering in February 2000, and the $10 million received from Novartis Pharma AG in July 2000.

         Interest expense for the third quarter 2000 decreased to approximately $440,000 compared to approximately $985,000 for the same period in 1999. The decrease was due primarily to the conversion of $18.2 million of the convertible notes as described above.

         Net loss. The net loss for the third quarter 2000 decreased by 9% to approximately $7.5 million compared to $8.2 million for the same period in 1999. The decrease was due to the increase in total revenues and interest income offset by increased research and development expenses, selling, general and administrative expenses and the one-time merger-related costs. Excluding the $7.2 million of merger-related costs, the net loss for the third quarter of 2000 was approximately $304,000.

         Liquidity and Capital Resources. Since inception, we have financed our working capital requirements primarily through private and public sales of our debt and equity securities, income earned on the investment of the proceeds from the sale of such securities, and revenues from collaborative agreements and product sales. Through December 31, 1999, we raised approximately $100.0 million in net proceeds from three public and three private offerings, including our initial public offering in July 1987. We also issued convertible notes in September 1998, January 1999, and July 1999 with net proceeds aggregating approximately $38 million.

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

         Our net working capital at September 30, 2000 increased significantly to approximately $287.1 million (primarily cash and cash equivalents and marketable securities) from approximately $22.5 million at December 31, 1999. The increase in working capital was primarily due to the net proceeds received from the public offering in February 2000.

         At September 30, 2000, cash and cash equivalents increased by $137.5 million in the third quarter 2000 and marketable securities increased by $132.9 million from December 31, 1999. This reflects the receipt of funds in February 2000 from the follow-on public offering, the $10.0 million up-front payment from Novartis Pharma AG and increasing receivable collections related to sales of THALOMID.

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

Cautionary Statements for Forward-Looking Information

         The Management's Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under our control which may cause actual results, performance and achievements of Celgene to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the integration of Signal, results of current or pending clinical trials, actions by the FDA and other factors detailed herein and in our other filings with the Securities and Exchange Commission.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         Market Risk
         We do not use derivative financial instruments. Our convertible notes have a fixed interest rate.

PART  II  -  OTHER INFORMATION

Item 1.   -   None

Item 2.   -   None

Item 3.   -   None

Item 4.   -   None

Item 5.--Other Information:

None

Item 6.  Exhibits

A.          27   Financial Data Schedule - Article 5 for third quarter 2000
                 Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CELGENE CORPORATION



  DATE          November 14, 2000             BY      /S/Robert J. Hugin
                --------------------                  -------------------------
                                                      Robert J. Hugin
                                                      Senior Vice President
                                                      Chief Financial Officer

  DATE          November 14, 2000             BY      /s/James R. Swenson
                --------------------                  -------------------------
                                                      James R. Swenson
                                                      Controller
                                                      (Chief Accounting Officer)