Form 10-K
period 2000-12-31
CELGENE CORP /DE/
filed 2001-03-21
CIK 816284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 2000


Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from ___________ to ___________


Commission File No. 0-16132


                               CELGENE CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)




                  Delaware                                 22-2711928
---------------------------------------------              -----------
         (State or other jurisdiction of        (I.R.S. Employer Identification)
          incorporation or organization)

               7 Powder Horn Drive
               Warren, New Jersey                            07059
---------------------------------------------             -----------
   (Address of principal executive offices)                (Zip Code)


                                 (732) 271-1001
                              ---------------------
              (Registrant's telephone number, including area code)


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

                                 Yes  X  No
                                     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to
the   best  of  registrant's  knowledge, in  definitive  proxy  or  information statements  incorporated  by reference  in  Part  III  of this Form 10-K or any
amendment to this Form 10-K.     X
                               -----

     Aggregate   market   value  of  voting  stock  held  by  non-affiliates  of
registrant as of March 1, 2001: $1,847,889,460

     Number  of  shares  of  Common  Stock  outstanding  as  of  March  1, 2001:
74,506,974
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                CELGENE CORPORATION ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS


ITEM NO.                                                                   PAGE
-----------                                                               -----
  Part I
   1.         Business ................................................     1
   2.         Properties ..............................................    25
   3.         Legal Proceedings .......................................    25
   4.         Submission of Matters to a Vote of Security Holders......    25
  Part II
   5.          Market for Registrant's Common Equity and Related
              Stockholder Matters .....................................    26
   6.         Selected Consolidated Financial Data ....................    27
   7.          Management's Discussion and Analysis of Financial
              Condition and Results of Operations .....................    28
   7a.           Quantitative and Qualitative Disclosures About
              Market Risk .............................................    31
   8.         Financial Statements and Supplementary Data .............    32
   9.           Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .....................    32
  Part III
  10.         Directors and Executive Officers of the Registrant ......    33
  11.         Executive Compensation ..................................    35
  12.         Security Ownership of Certain Beneficial Owners and
              Management ..............................................    39
  13.         Certain Relationships and Related Transactions ..........    39
  Part IV
  14.          Exhibits, Financial Statements, Supplementary Data
              and Reports on Form 8-K .................................    40
              Signatures and Power of Attorney.........................    42


                                    PART I


ITEM 1. BUSINESS


     Celgene Corporation, a Delaware corporation incorporated in 1986, is an independent biopharmaceutical company engaged primarily in the discovery, development and commercialization of orally administered, small molecule drugs for the treatment of cancer and inflammatory diseases via gene regulation. The key mechanisms of action for our drugs are modulation of the overproduction of tumor necrosis factor alpha ("TNF(alpha)"), modulation of intracellular signaling pathways and inhibition of angiogenesis. We had total revenues of $84.2 million in 2000.

     The Food and Drug Administration ("FDA") approved our first commercialized product THALOMID(Reg. TM) (thalidomide), for sale in the United States in July 1998. The approved indication for THALOMID is for the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum ("ENL") and as maintenance therapy for prevention and suppression of cutaneous manifestation recurrences. ENL is an inflammatory complication of leprosy. We sell this product in the United States through our 98 person sales and commercialization organization.

     Our pipeline of new drugs is highlighted by four classes of orally administered therapeutic agents: Immunomodulatory Drugs ("IMiDs(TM)"), Selective Cytokine Inhibitory Drugs ("SelCIDs(TM)"), Selective Estrogen Receptor Modulators ("SERMs") and cJun N-terminal kinase ("JNK") inhibitors. The IMiD class is based on the activity of THALOMID in modulating the overproduction of TNF(alpha) and inhibiting angiogenesis. In preclinical studies, our IMiDs have demonstrated a higher level of activity than thalidomide. In animal models, these compounds did not cause birth defects or sedation. As announced in February 2000, two IMiDs were well-tolerated in healthy human volunteers of Phase I trials. Two Phase I/II clinical studies of the lead IMiDs in multiple myeloma were initiated in 2000 at the Dana-Farber Cancer Institute and the University of Arkansas Cancer Research Center.

     The second class of compounds, SelCIDs, is designed to modulate TNF(alpha) by selectively inhibiting phosphodiesterase ("PDE") 4, a key cell-signaling enzyme. Our SelCIDs are targeted to control inflammation without broad suppression of the immune system. Our lead SelCID compound, CDC 801, was safe and well tolerated in human Phase I trials. Common side effects of known PDE 4 inhibitors such as nausea or vomiting did not occur. CDC 801 is currently being tested in a Phase II trial for Crohn's disease and the results are expected in 2001. A Phase I trial was initiated for the second-generation SelCID compound, CDC 998, which is significantly more potent than CDC 801.

     The SERMs are a class of drugs designed to mimic the positive effects of estrogen by inhibiting bone loss in postmenopausal women, while avoiding some of estrogen's adverse effects such as increasing risk of breast and uterine cancer. We intend to file an IND for the next generation SERM-(alpha) as an anti-cancer agent in 2001.

     The fourth class of compounds are the JNK inhibitors. The JNK pathway controls the expression of specific sets of genes involved in cancer and inflammation. Drugs that inhibit JNK activation are expected to selectively block the over-activation of inducible genes and not affect normal cellular functions. We anticipate initiating a Phase I clinical trial for the lead JNK inhibitor in 2002.

     Our chiral chemistry program develops chirally pure versions of existing compounds for both pharmaceutical and agrochemical markets, including d-methylphenidate ("d-MPH"), our chirally pure version of Ritalin(Reg. TM), for the treatment of attention deficit disorder ("ADD") and attention deficit hyperactivity disorder ("ADHD") . In April 2000, we announced that we had granted Novartis Pharma AG an exclusive worldwide license (except Canada) for the development and marketing of d-MPH in return for substantial milestone payments and royalties on d-MPH and all products in the Ritalin family of drugs. We have retained the rights to develop d-MPH for cancer-associated disorders.

CELGENE PRODUCT OVERVIEW

     The target disease states for, and the clinical trial status of, THALOMID and our products and compounds currently under development are outlined in the following table:


PRODUCT             INDICATION/INTENDED USE           STATUS
------------------- --------------------------------- --------------------------------------------
THALOMID(Reg. TM)   Erythema Nodosum Leprosum         Approved.
                    (ENL)
                    Multiple Myeloma                  Phase III pivotal trial underway.
                    Renal Cancer                      Phase III trial underway.
                    Colorectal Cancer                 Phase II trial completed.
                                                      Phase II/III trial protocol in preparation.
                    Myelodysplastic Syndromes (MDS)   Phase II trial completed.
                                                      Phase III trial protocol in preparation.
                    Glioblastoma                      Initial Phase II trials completed.
                                                      Other Phase II trials underway.
                    Prostate Cancer                   Initial Phase II trials completed.
                                                      Other Phase II trials underway.
                    Recurrent Aphthous Stomatitis     Phase III pivotal trial completed in AIDS
                    (RAS)                             patients.
                    Crohn's Disease                   Phase II trial completed and initial data
                                                      published.
                    Ulcerative Colitis                Phase II trial underway.
                    Sarcoidosis                       Initial Phase II trial completed.
SelCIDs(TM)
 CDC 801            Crohn's Disease                   Phase II trial underway.
 CDC 998            Anti-Inflammatory                 Phase I trial underway.
IMiDs(TM)
 CDC 501            Safety tolerability/Cancer        Phase I trial completed.
 CDC 501            Multiple Myeloma                  Phase I/II trials underway.
 CDC 394            Safety tolerability/Cancer        Phase I trial completed.
SERMs
 SERM-alpha         Cancer                            Preclinical studies underway.
 SERM-alpha         Osteoporosis                      Preclinical studies underway.
 SERM-beta          Cancer                            Preclinical studies underway.
 SERM-beta          Other                             Preclinical studies underway.
Kinases
 JNK                Cancer/Inflammatory Diseases      Preclinical studies underway.
 NF-kB              Cancer/Inflammatory Diseases      Preclinical studies underway.
 p38                Cancer/Inflammatory Diseases      Drug discovery underway.
Ligases             Cancer/Inflammatory Diseases      Target and drug discovery underway.

d-methylphenidate   Attention Deficit Disorder and    New drug application filed.
(d-MPH)             Attention Deficit Hyperactivity
                    Disorder

OVERVIEW OF GENES AND DISEASE

     The human body contains an estimated 40,000 genes. Genes control all cellular functions responsible for maintaining human health by serving as blueprints for the production of proteins in cells, a process known as gene expression. Proteins, which control a cell's biological function, include hormones, enzymes and cytokines, which are proteins secreted by cells that mediate the inflammatory response. Critical cell functions regulated by proteins include growth, differentiation and survival.

     Recent advances in cellular and molecular biology have shown that malfunctions in gene regulation either cause or predispose humans to most diseases. These malfunctions cause cells to produce inappropriate amounts or types of proteins. For example, the uncontrolled proliferation of cells characteristic of cancer and inflammatory diseases is the result of over-activation of multiple genes and the proteins they produce, such as cytokines and enzymes. Alternatively, under-activation of critical genes and their protein products, such as tumor suppressors and growth factors, also may give rise to disease, including cancer and neurological disorders. These complex, multi-genic diseases include cancer, obesity, diabetes and inflammatory, cardiovascular and neurological diseases.

     Gene regulation is a highly controlled process in which specific sets of genes are switched on and off in select tissues to maintain the body's essential functions. Genes are controlled by networks of proteins inside cells that relay information through pathways from a cell's surface to its nucleus where genes are expressed. These pathways consist of several large and distinct classes of gene regulating proteins, or gene switches, which include transcription factors, kinases and ligases. Transcription factors are molecular switches that bind to the regions of genes that control the level and duration of gene expression and protein production. Kinases are enzymes that transmit information within cells and ultimately lead to gene expression. Ligases control the proper levels of gene regulating proteins in cells. Each of these three classes of gene switches can control not just one but multiple genes that contribute to disease. Therefore, drugs designed to target these gene switches at pivotal points in a gene regulating pathway can have a major impact on the subsequent expression of entire sets of genes that contribute to disease.

     Genomics is the large-scale identification and sequencing of the genes that comprise the human genome. The sequencing of the entire human genome was completed in 2000 and currently this information is being compiled in databases. These genomic databases provide a starting point for understanding the underlying role of genes in disease, but by themselves are inadequate to identify key disease-related gene switches. To realize the substantial potential of genomics initiatives, key gene switches involved in disease need to be identified in order to permit the rapid development of superior drug therapies.

     Conventional drug discovery efforts principally are focused on identifying compounds that affect targets outside the cell, such as cell surface receptors and secreted proteins, and provide only symptomatic relief without treating the underlying molecular causes of disease. For example, in rheumatoid arthritis, aspirin and related compounds only relieve the symptom of pain and inflammation. These drugs do not address the destruction of arthritic joints caused by the disease. Drugs directed toward targets outside the cell also have a number of potential limitations in treating complex diseases where the underlying molecular mechanisms are located within cells. These drugs often do not control the specific sets of genes that are responsible for the onset and progression of disease and may also result in side effects due to their non-specific action. Further, by focusing principally on the receptors and other proteins located outside the cell, these drugs are directed toward only a limited number of the total potential disease targets. An additional limitation is that many current drugs or drugs in development, especially proteins, must be injected and are not available in pill form.

     Recent advances in genomics have the potential to significantly improve drug discovery. Most genomics efforts have been directed principally toward the identification and sequencing of the large number of genes that comprise the human genome. These developments have not enabled the rapid identification of drug targets because the gene sequence data by itself provides limited information, if any, about a gene's relationship to a specific disease. To fully capitalize on the therapeutic potential of genomics, there is a need to map critical gene regulating pathways and identify key gene switches as drug targets for disease therapy.

OVERVIEW OF OUR GENE REGULATING TECHNOLOGY

     We have developed and integrated a large set of proprietary target and drug discovery technologies to accelerate the application of genomics to the discovery of important new classes of gene regulating drugs. We first map the gene regulating pathways to identify drug targets, or gene switches, that control specific genes and result in disease. This information is then used to discover novel gene regulating drugs by applying our drug discovery engine. We believe our discovery and development capabilities provide us and our collaborators with a highly advanced and competitive technology platform for target and drug discovery. This engine consists of :


  - ADVANCED CELLULAR, MOLECULAR AND GENOMIC TECHNOLOGIES

     We use information produced from human genomics initiatives to map gene regulating pathways and identify clinically important drug targets for specific diseases. We have generated proprietary human cell lines, from multiple tissues of the body, to create in vitro, or test tube, models of disease and to evaluate the activity and selectivity of drug candidates. We also use functional genomics and proteomics, which is the large-scale linking of genes and their protein products to their biological functions, for mapping gene regulating pathways and identifying disease targets for use in drug discovery.


  - PROPRIETARY   HIGH   THROUGHPUT  SCREENING  SYSTEMS  AND  DIVERSE  COMPOUNDS
 LIBRARIES

     We have assembled a library of more than 300,000 distinct small molecule compounds and natural products which we screen using our proprietary biochemical and cell-based screening technologies. Our screening systems include a proprietary screening technology that simultaneously screens multiple kinases to provide drug activity and specificity data across multiple drug targets.

  - A PROPRIETARY, SPECIALLY DESIGNED KINASE INHIBITOR LIBRARY

     We identified the active sites, or molecular locks, on a number of gene regulating kinase targets using our extensive knowledge of the three dimensional structures of these targets. We believe gene regulating targets identified in the future will contain similar locks. Our kinase inhibitor library is designed to contain compounds expected to fit like molecular keys into these locks, enhancing our ability to identify effective inhibitors of current as well as yet-undiscovered gene regulating targets. In addition, we design these compounds to have attractive pharmaceutical properties, such as solubility, chemical stability, non-reactivity and the ability to be taken in pill form, which accelerates the development of viable drug candidates.

  - STRUCTURE-BASED DRUG DESIGN

     We use our proprietary three-dimensional models of drug targets, combined with advanced chemistry technologies, to efficiently generate drug leads and advance drug candidates into preclinical and clinical development.

     Our drug discovery and development programs are focused in several disease areas in which gene dysregulation plays a major role in the onset and progression of disease, including cancer and inflammatory diseases.

OVERVIEW OF ONCOLOGY AND IMMUNOLOGY

     Our clinical and commercial focus is to produce a portfolio of highly potent and selective small molecule drugs that have the potential to regulate the overproduction of TNF(alpha) and are anti-angiogenic via gene regulation.

     TNF(alpha), produced primarily by certain white blood cells, is one of a number of proteins called cytokines that act as chemical messengers throughout the body to regulate many aspects of the immune system. TNF(alpha) is essential to mounting an inflammatory response, which is the normal immune system reaction to infection or injury that rids the body of foreign agents and promotes tissue repair. However, chronic or excessive production of TNF(alpha) has been implicated in a number of acute and chronic inflammatory diseases. These disease states, which are inadequately treated with existing therapies, may include diabetes, Alzheimer's disease, congestive heart failure, inflammatory bowel disease, rheumatoid arthritis, cancer cachexia, Parkinson's disease, multiple sclerosis and lupus.

     Traditional therapies for these disease states include anti-inflammatory drugs and immunosuppressive agents. These therapies often fail to achieve significant clinical benefits and can cause serious side effects such as severe drops in certain blood component counts, liver toxicity, osteoporosis, teratogenicity and various endocrine abnormalities. We believe that selective control and reduction of TNF(alpha) represents a promising new strategy for treating chronic inflammatory diseases. In pursuit of this strategy, two broad classes of compounds have been investigated: proteins and small synthetic molecules.

     Anti-TNF(alpha) proteins, including anti-TNF(alpha) antibodies and TNF(alpha) soluble receptors, have demonstrated efficacy in the treatment of such chronic inflammatory diseases as rheumatoid arthritis and Crohn's disease. While initial doses of these anti-TNF(alpha) proteins have been well tolerated and have reduced disease activity in clinical studies, these proteins exhibit certain shortcomings linked to their nature as proteins. First, they are large molecules that must currently be injected or infused. Second, the period of efficacy of a given dosage of a protein-based drug can decline with repeated administration, rendering protein-based drugs more suitable for treatment of acute pathological conditions rather than chronic disease states. This limitation is due in part to increasing production by a patient's immune system of antibodies that neutralize administered proteins.

There are a number of large molecule, protein-based therapeutic products under development by other companies for TNF(alpha) modulation. One product has received approval from the FDA for the treatment of Crohn's disease and rheumatoid arthritis, and another has received approval for rheumatoid arthritis. Synthetic small molecule drugs, however, if successfully developed, may prove to be preferable in the treatment of chronic inflammatory diseases due to factors such as oral dosing, lower cost of therapy and avoidance of undesirable immune response that results in adverse side effects and reduced efficacy. We believe that our small molecule immunotherapeutic compounds have the potential to selectively modulate TNF(alpha) while affording these benefits.

     In addition, research has indicated that our small molecule drug, THALOMID, is anti-angiogenic. Angiogenesis is the fundamental biological process by which new blood vessels are formed. Cancer cells require oxygen and nutrients and initiate a biochemical mechanism that stimulates angiogenesis, which, in turn , provides the cancerous cells with the blood supply they need to grow. Inhibition of angiogenesis could adversely affect the graft of a tumor and be a potential anti-cancer therapy. This therapy could be also used in conjunction with radiation or more traditional chemotherapeutic agents. Currently, a number of anti-angiogenic agents are being developed by a number of companies. However, we believe that THALOMID is the only product on the market that has a direct anti-angiogenic effect. Moreover, preliminary research suggests that our two new classes of small molecule immunotherapeutic compounds, one of which is based on thalidomide's activity, may be anti-angiogenic.

THALOMID

     In July 1998, we received FDA approval to market THALOMID for the treatment of ENL and the product was launched in late September 1998. THALOMID is the first drug approved under a special "Restricted Distribution for Safety" regulation and is distributed through our patented System for Thalidomide Education and Prescribing Safety ("S.T.E.P.S.(TM)") program. Our program is designed to support the safe and appropriate use of THALOMID and has been made a part of the approved labeling for THALOMID. We are currently developing THALOMID for the treatment of a variety of serious disease states for which we believe there are no adequate approved therapies. Our current intent is to seek FDA approval for THALOMID for at least one cancer of the blood, such as multiple myeloma, and one solid tumor.

     The immunological and anti-angiogenic properties of THALOMID are being investigated as the basis for treatment of a variety of oncological diseases and a number of trials are ongoing, some in cooperation with the NCI, to evaluate the potential of the drug in cancer. Key investigations include multiple myeloma, myelodysplastic syndromes, colorectal cancer and prostate cancer.

Our work with thalidomide was originally based on a scientific collaboration with The Rockefeller University's Laboratory of Cellular Physiology and Immunology. In the early 1990s, researchers at The Rockefeller University discovered that thalidomide is a selective modulator of TNF(alpha) and, therefore, could be of potential benefit in treating many serious immune-related disease states, including cachexia and other AIDS-related conditions. We believe that, in serious and debilitating disease states, the risk of birth defects and other potential side effects related to thalidomide is outweighed by the drug's potential clinical benefits. The Rockefeller University has granted to us certain exclusive rights and licenses to manufacture, use and sell thalidomide for treating the toxicity associated with high concentrations of TNF(alpha) in septic shock, cachexia and HIV-related disease states. Researchers at the Children's Medical Center, which is affiliated with Harvard University, discovered that thalidomide is anti-angiogenic and filed patents on this utility. These patents, some of which have not issued in the United States, are exclusively licensed to EntreMed, Inc. We were granted an exclusive sublicense to all of EntreMed's thalidomide patents in December 1998.

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

     Thalidomide was developed initially as a sedative, and was also widely prescribed by doctors in Europe in the late 1950s and early 1960s to pregnant women for relief of morning sickness. After severe birth defects were later observed with use of the drug, it was virtually removed from the world market. Thalidomide was later discovered to have therapeutic effects in the treatment of ENL, a disease that is rare in the United States but common in many parts of the developing world. Although the FDA had never, until 1998, approved the marketing of thalidomide, the U.S. Public Health Service has dispensed the drug for the treatment of ENL for the past 25 years. We note that thalidomide's history may limit market acceptance of THALOMID.

ONCOLOGY

     Cancer tissue has many blood vessels. This observation has led to the realization that growth of blood vessels is essential for tumor growth, invasion and metastasis. Specifically, developing solid primary tumors are believed to remain clinically insignificant unless they can arrange to obtain nourishment from their host. Biochemically, an invasive tumor acts by altering a complex system of factors causing the formulation of new blood vessels from existing ones. Almost three decades ago, it was proposed that this tumor angiogenesis could be a target of cancer therapy. Anti-angiogenic compounds were believed to be able to work by reducing or halting remaining tumor growth and could also be used in conjunction with more traditional chemotherapeutic agents. Thalidomide was discovered to be anti-angiogenic at the Children's Medical Center in Boston.

     We are currently working with the NCI and a number of clinical investigators to assess the potential of THALOMID in the treatment of various cancers. In the first 12 months after THALOMID was commercially launched in the United States, approximately 70% of the product's prescriptions were in oncology, as reported by prescribers on our S.T.E.P.S. program enrollment surveys. Currently we estimate that approximately 92% of THALOMID prescriptions are in oncological indications.

     Multiple Myeloma. Multiple myeloma is a malignant proliferation of plasma cells and plasmacytoid cells. It is the second most common blood borne malignancy and is invariably fatal. According to the Leukemia Society of America, multiple myeloma accounts for about 13% of blood borne disease and affects approximately 40,000 people in the United States. The incidence of this disease is approximately four per 100,000, and approximately 14,400 cases are reported annually with approximately 11,000 deaths associated with the disease each year.

     At the 42nd annual meeting of the American Society of Hematology (ASH) in December 2000 over twenty abstracts studying thalidomide in the setting of multiple myeloma were presented, including results on thalidomide as treatment for newly diagnosed and refractory multiple myeloma patients and results on thalidomide in combination with conventional therapies for relapsed or refractory multiple myeloma. The clinical data presented was consistent with previously published results on the potential use of THALOMID in treating refractory multiple myeloma and included survival data of patients.

     In 2000, it was reported by prescribers on our S.T.E.P.S. program enrollment surveys that approximately 46% of the oncology-related THALOMID prescriptions were for multiple myeloma. Based on this information and on the growing volume of clinical trial data, our plan is to file a supplemental NDA for THALOMID for the treatment of multiple myeloma in 2001.

     Myelodysplastic Syndromes. Myelodysplastic Syndromes (MDS) are a group of conditions caused by abnormalities of the blood-forming cells in the bone marrow resulting in a shortage of blood cells and, ultimately, low blood counts. The five types of MDS are refractory anemia, refractory anemia with ringed sideroblasts, refractory anemia with excess blasts, refractory anemia with excess blasts in formation, and chronic myelomonocytic leukemia. According to the American Cancer Society 14,000 new cases of MDS are diagnosed each year in the US, with survival rates ranging from six months to five years for the different types of MDS.

     Azra Raza, M.D. of the Rush Cancer Institute at Rush-Presbyterian-St. Luke's Medical Center presented results of two studies evaluating the use of THALOMID as a single agent and in combination treatment for patients with MDS at the ASH meeting in December 2000. Dr. Raza's group also presented data on the use of THALOMID in combination with topotecan, pentoxifylline, ciprofloxacin, dexamethasone, or etanercept for patients with low risk MDS. Initial results suggest that the use of thalidomide as part of combination treatment for MDS may cause a reduction of pro-inflammatory cytokines, cell death and angiogenesis.

     Other Oncology Indications. We have seen encouraging results with the use of THALOMID as treatment for renal cell cancer and malignant melanoma which account for seven and three percent respectively of the oncology-related THALOMID prescriptions written in 2000. We are currently conducting other evaluations of THALOMID as renal cell cancer and malignant melanoma therapy that could lead to regulatory submissions. In addition, large, randomized prostate cancer trials are ongoing at the National Cancer Institute and MD Anderson and we are awaiting the results.

INFLAMMATORY DISEASES

     THALOMID has been shown to impact the immune system both in vitro and in vivo. Examples of such biological activities include the inhibition of TNF(alpha), stimulation of the anti-inflammatory cytokine IL-10 and activation of T-cell function. These types of activities could prove to have therapeutic benefit in a variety of inflammatory, infectious and autoimmune diseases. The two key areas of investigation at present involve inflammatory bowel disease and serious complications associated with HIV/AIDS. In addition, other areas of investigation include sarcoidosis, an inflammation of body tissue, which often attacks the lungs and lymph nodes, and scleroderma, a chronic tissue disorder.

     Erythema Nodosum Leprosum. ENL is a complication of leprosy, a chronic bacterial disease. Although the disease is relatively rare in the United States, leprosy afflicts millions worldwide. ENL occurs in about 30% of leprosy patients and is characterized by cutaneous lesions, acute inflammation, fever and anorexia. On July 16, 1998 we received approval from the FDA to market THALOMID for the treatment of ENL.

     Inflammatory Bowel Disease. According to the Crohn's and Colitis Foundation of America, there are approximately one million Americans with active inflammatory bowel disease. Inflammatory bowel disease is characterized by serious chronic inflammation of the wall of any part of the gastrointestinal tract and results in pain, bloating and diarrhea. In addition, the chronic inflammation may result in abscesses and fistula formation. The most serious form of inflammatory bowel disease is known as Crohn's disease with an estimated 70,000 to 125,000 U.S. patients diagnosed with active moderate to severe manifestation of the disease.

     A Phase II pilot study using THALOMID in patients with severe Crohn's disease has been concluded at the Cedars-Sinai Medical Center, Los Angeles, and reported in the journal, GASTROENTEROLOGY. About 70% of the patients suffering from moderate to severe Crohn's disease who completed at least five weeks of the 12-week trial demonstrated a response when treated with low dose THALOMID, with 20% of these patients experiencing remission. Side effects were mild and mostly transient and included drowsiness, peripheral neuropothy, edema and dermatitis. All patients were able to reduce their steroid regimen by at least 50%, with 44% of patients discontinuing steroids. Data from this trial suggests that THALOMID may provide clinical benefit and potentially reduce the need for steroid treatment. This combination of effects could mean improvement over current therapeutic options. Another study conducted at the University of Chicago and University of Toronto with a similar thalidomide formulation to Celgene's demonstrated that thalidomide can close fistulas associated with Crohn's Disease.

S.T.E.P.S(TM) PROGRAM

     Working with the FDA and other governmental agencies as well as certain advocacy groups, we designed and implemented our S.T.E.P.S.(TM) program, the objective of which is the safe and appropriate use of THALOMID. This proprietary program includes comprehensive physician, pharmacist and patient education. Female patients are required to use contraception and are given pregnancy tests regularly. All patients are also subject to other requirements, including informed consent and participation in a confidential outcomes registry managed by an academic epidemiology research group. Physicians are also required to comply with the educational, contraception counseling, informed consent and pregnancy testing and other elements of the program. Dispensing pharmacists are required to confirm that the physician is a registered participant in the program, and that the patient has signed an informed consent. Automatic refills are not permitted under the program and each prescription may not exceed four weeks dosing. A new prescription is required each month.

     In  April  2000,  we  were  granted  a  method  of  business  patent on the
S.T.E.P.S system. The patent covers controlled distribution systems that register pharmacists, patients and physicians who have agreed to follow the safety program. It includes systems that track compliance and authorize each prescription based on confirmation of compliance. It is designed as a blueprint for pharmaceutical products, which offer life-saving or other important therapeutic benefits, but have potentially serious side effects.

IMIDS

We have designed and synthesized a number of novel structural analogues of thalidomide called IMiDs that have been demonstrated in in vitro tests to be substantially more potent in inhibiting TNF(alpha) than thalidomide. There can be no assurance, however, that the same effect can be duplicated in humans. Animal models have suggested that our IMiDs do not cause the birth defects associated with thalidomide. Research on these compounds has identified two clinical trial candidates and each has completed a Phase I trial. Research continues on follow-on compounds with enhanced immunological and anti-angiogenic activity. IMiDs may have the potential for treating conditions where there is a deficiency in T-cell activity, such as viral diseases including HIV-related diseases, or for enhancing potential interleukin-12 mediated anti-tumor activities. In preclinical studies, our lead IMiD compound has been shown to inhibit interleukins 1-beta, 6 and 12 while stimulating the production of interleukins 2 and 10 as well as interferon gamma. T-cell activation is enhanced by the compound up to 100,000 times more than with thalidomide. The U.S. Patent and Trademark Office has issued Celgene composition of matter and use patents relating to its IMiDs.

     Two Phase I/II clinical trials in multiple myeloma were initiated for the lead IMiD in 2000 at the Dana-Farber Cancer Institute and the University of Arkansas Cancer Research Center. Laboratory study results published in the November 1, 2000 issue of BLOOD reported results of a study conducted at the Dana-Farber Cancer Institute on the activity of the IMiDs on multiple myeloma cells. The results of this laboratory study and a similar study conducted at the Harvard Medical School were also presented at the 42nd annual meeting of the American Society of Hematology in December 2000. These results show that there is a dose dependent antibody effect of IMiDs on multiple myeloma cells. In addition, the data highlights that the IMiDs were found to have direct anti-tumor effects that include enhancement of multiple myeloma cell death (apoptosis) and cell cycle arrest.

SELCIDS

     We have designed, synthesized and tested a large number of SelCIDs. These compounds have demonstrated the ability to be highly specific inhibitors of TNF(alpha) overproduction in in vitro bioassays of human cells. SelCIDs appear to have a specific inhibitory effect on PDE 4, which is linked to the overproduction of TNF(alpha). Studies have determined that many of the SelCIDs decrease synthesis of TNF(alpha) through selective inhibition of PDE 4.
Preclinical and animal tests have shown this class of compounds to be up to 100,000 times more active with a longer half-life than THALOMID. We believe that control of TNF(alpha) at its source, versus simple removal of plasma circulating levels of the cytokine, may facilitate more effective therapy without immune suppression. There can be no assurance, however, that the same effect can be duplicated in humans. Unlike many therapeutics that inhibit PDE 4, SelCIDs have not shown any evidence of acute nausea and vomiting in patients. The U.S. Patent and Trademark Office has issued to Celgene composition of matter and use patents relating to its SelCIDs.

     A Phase II pilot trial in Crohn's disease for the lead SelCID compound, CDC 801, is ongoing at a number of centers including Cedars-Sinai Medical Center and results are expected in 2001. A Phase I clinical trial was initiated in 2000 for the second-generation SelCID compound, CDC 998. CDC 998 is significantly more potent than CDC 801.

SERMS

Estrogen Gene Regulation in Cancer

     Estrogen is a hormone that has a broad spectrum of effects on tissues in both women and men. Many of these biological effects are beneficial, including maintenance of bone density and cardiovascular and neurological protection. In addition to estrogen's positive effects, however, the hormone is also a potent growth factor in the breast and uterus that has been demonstrated to increase significantly the risk of cancer in women. In addition, estrogen contributes to prostate cancer in men.

     Two distinct estrogen receptors exist in the body, the estrogen receptor-alpha, or ER--, and the estrogen receptor-beta, or ER--, each of which has a distinct tissue distribution in the body. ER-- is found predominately in bone and in cardiovascular, breast and reproductive tissue, while ER-- is the predominately expressed estrogen receptor in the prostate and hippocampus region of the brain. Given the tissue-selective expression of ER-- and ER--, estrogen receptor modulators potentially can be designed to mimic the positive effects and block the negative effects of estrogen in different tissues. Drugs that modulate these receptors are termed selective estrogen receptor modulators or SERMs.

     Unlike chemotherapeutic agents, which often cause significant toxic side effects, SERMs act through different, primarily non-toxic mechanisms. Currently, two SERMs are marketed for treatment of breast cancer. One of these SERMs, tamoxifen, is the most widely prescribed anti-hormonal therapy for cancer today. However, tamoxifen is associated with a number of adverse side effects, including an increased risk for uterine cancer, blood clotting and hot flashes. In addition, virtually all patients receiving tamoxifen become resistant to the drug.

     We are using Signal's gene regulation expertise to design new classes of ER-- and ER-- selective SERMs with efficacy and safety profiles that we believe will be superior to those of many current chemotherapies and tamoxifen. We believe these SERMs will have significant potential for preventing and treating breast, endometrial, prostate, colon and other cancers whose growth is dependent on estrogen.


SP8490 - AN ER-(alpha) MODULATOR

     Using Signal's drug discovery engine and expertise in estrogen gene regulating pathways, we have discovered and are developing a series of SERMs with improved efficacy and safety in animal models when compared with tamoxifen. In animal studies, these drug leads were orally effective in preventing breast cancer and demonstrated equal or superior efficacy to tamoxifen. Additionally, these compounds displayed a superior safety profile on uterine tissue compared to tamoxifen. A potential drug candidate, SP8490, currently is in preclinical development.


ER-(beta) MODULATORS

     We have discovered and are developing a novel series of ER-(beta)-selective SERMs, which currently are undergoing lead optimization. Our SERM-(beta) drug leads represent a novel series of SERMs that, if successfully commercialized, may be useful in treating the larger number of cancer patients that develop

ER-positive cancers such as prostate, colon, ovarian and tamoxifen-resistant breast cancer. In October 1999, we entered into a collaboration with Axys
     Pharmaceuticals to discover and develop ER-beta-selective SERMs for cancer therapy.


JNK INHIBITORS

ONCOLOGY

     The cJun N-terminal kinase, or JNK, pathway controls the expression of specific sets of genes involved in cancer, including:

   - cytokines and growth factors that promote the growth of cancer cells;

   - molecules on the surface of cells that are responsible for cell-to-cell attachment;

   - tissue destructive enzymes that enable tumors to spread to distant sites in the body and invade normal tissues and organs, referred to as metastasis; and

   - factors that lead to the growth of new blood vessels and aid in establishing new tumors, referred to as angiogenic factors.

     We are applying our expertise in the JNK gene-regulating pathway to identify novel cancer targets that play a fundamental role in tumor growth and to design new classes of drugs that target abnormalities in the JNK gene regulating pathway to inhibit the transformation, growth and spread of cancer. Using our drug discovery engine, we have identified potent and selective small
molecule   inhibitors   of   the   JNK   pathway,   which   have   demonstrated
anti-proliferative activity in tumor cell lines in vitro.


INFLAMMATORY DISEASES

     Activation of the JNK gene-regulating pathway increases the expression of a set of clinically important inflammatory genes, including tumor necrosis factor alpha, or TNF(alpha), interleukin-2, or IL-2, and gamma interferon. There are multiple types of the JNK regulatory enzyme, each of which controls the expression of genes in specific cells and in response to specific stimuli. We have eight issued United States patents, four issued foreign patents and related patent applications covering JNK, its use in drug discovery and JNK inhibitors. Over-activation of JNK causes or exacerbates several inflammatory and autoimmune diseases, including rheumatoid arthritis, asthma and multiple sclerosis.

We have developed and initiated high throughput screening for JNK1, JNK2 and JNK3 inhibitors using proprietary biochemical and cell-based screens. Using our kinase-focused inhibitor library, we have identified several potent compounds that inhibit JNKl, JNK2 and JNK3 activity. In addition to significantly reducing inflammation, one of these drug leads prevents the destruction of joints in an animal model of arthritis. This drug lead also demonstrates potent disease-modifying activity in animal models of asthma, liver ischemia reperfusion injury and epilepsy. We currently are optimizing drug leads to improve the potency, selectivity and other pharmaceutical properties of its JNK inhibitors. We also are developing additional high throughput drug screens for several other drug targets in the JNK pathway, including JNKKl and JNKK2.


NF-kB INHIBITORS

     NF-kB plays a pivotal role in inflammatory disease processes by regulating cytokine genes, such as TNF(alpha), IL-l, IL-2, IL-6, IL-8, along with genes that code for molecules on the surface of cells and the cyclooxygenase-2 or, COX-2, inflammatory enzyme. Our researchers and collaborators have identified six drug targets that regulate NF-kB activation. Our discovery of three of these targets was reported in the journals Science, Nature and Cell. We believe drugs that inhibit NF-kB and the activation of select disease-associated genes will have potential disease modifying effects. We have been issued four United States patents and we, along with our collaborators, have filed related patent applications for targets in this pathway.

     We have developed and initiated high throughput screening for NF-kB inhibitors using proprietary biochemical and cell-based screens. We also have developed technology for profiling the effects of active compounds on a number of immune-inflammatory genes and proteins in cells and animals. Using our kinase inhibitor library, we have identified several small molecule drug leads that selectively inhibit a kinase target in the NF-kB pathway. One of these drug leads potently inhibits expression of the TNF(alpha) inflammatory response gene in an animal model. We are optimizing these drug leads to further enhance potency, specificity and bioavailability and are developing additional high throughput drug screens for other targets in the NF-kB pathway. In November 1997, we initiated a collaborative development and license agreement with Serono to discover novel NF-kB inhibitors for inflammatory and other diseases.

P38 INHIBITORS

     Activation of the p38 gene regulating pathway causes the expression of multiple cytokine genes, including IL-l, IL-6, IL-8 and TNF(alpha), which regulate the development and proliferation of cells in response to disease and tissue injury. When inappropriately activated, the p38 pathway is believed to play an important role in diseases arising from abnormal production of cytokines, including cardiovascular and autoimmune diseases. To date, Celgene and its academic collaborators have identified five proprietary drug targets in the p38 pathway. One of these targets is p38-2, a subtype of p38, which is highly expressed in heart and skeletal muscle and not in most other tissues. Celgene and its collaborators have been issued four United States patents for three drug targets in the p38 pathway, MKK3, MKK6 AND p38-2, and have filed related patent applications with regard to other potential drug targets in this pathway. In the p38 pathway, Celgene has screened two targets using its kinase inhibitor compound library and has identified novel inhibitors which it plans to optimize as drug leads.

CHIRAL CHEMISTRY

     Many human pharmaceuticals and agrochemicals exist in two different three-dimensional configurations that are identical in chemical structure but are mirror images of each other. These conformations, known as enatiomers, or isomers, generally interact differently with biological targets. In clinical applications, one isomer may result in the desired therapeutic effect by stimulating or inhibiting a targeted biological function, while the other isomer may be inactive or cause undesirable side effects. In contrast to racemic compositions, which contain both isomers, the use of chirally pure pharmaceuticals can result in significant clinical benefits such as reduced toxicity and increased efficacy. In agrochemical applications, the use of chirally pure chemicals can result in a substantially reduced volume of product required to achieve the desired benefit, thereby potentially lowering manufacturing costs and reducing the environmental burden as compared with racemic chemicals.

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

     We believe there is a significant incremental opportunity in developing selected, chirally pure versions of approved drugs currently sold in racemic form. Compounds that have been approved and marketed have a significant body of information regarding their safety and efficacy and consequently:

   - The cost and duration of preclinical evaluations and clinical trials may be reduced if reference may be made to data used in the course of obtaining regulatory approval for the racemic parent compound.

   - The risk of not obtaining regulatory approval may be reduced.

   - Marketing risks may also be reduced due to the established market for the parent compound.

     We have made significant progress over the past year in the development of d-methylphenidate, the chirally pure version of Ritalin. We have also made significant progress in the development and production of chirally pure agrochemicals. We believe that the agrochemical market presents a substantial opportunity because many agrochemicals produced in racemic form could be manufactured in chirally pure form.

D-MPH

     On April 26, 2000, we announced that we had entered into an agreement with Novartis Pharma AG wherein we granted to Novartis an exclusive worldwide license (except Canada) for the development and marketing of d-methylphenidate. We also granted rights to all of our related intellectual property and patents, including new formulations of the currently marketed Ritalin. We received an upfront payment of $10 million in July 2000 and a milestone payment of $5 million in December 2000. We are entitled to receive substantial milestone payments in addition to royalties on the entire family of Ritalin drugs. We have retained the rights to develop d-MPH for cancer-associated disorders. D-methylphenidate is licensed to Biovail Corporation in Canada, which purchased $2.5 million dollars worth of our stock and will pay Celgene licensing fees, milestone payments and royalties.

     We have been issued patents for the use of d-methylphenidate for the treatment of ADD and ADHD, and for the once-a-day administration of methlyphenidate drugs in a controlled or pulsed release formulation that includes both the chirally pure d-methlyphenidate and the racemic form. In addition, we have been issued process patents covering the manufacturing process of the active substance. In December 2000, we announced that the FDA accepted for filing the New Drug Application, or NDA, for d-methylphenidate.

     Ritalin controls the symptoms of ADD and ADHD in school-age children. The Journal of the American Medical Association has reported that three to six percent of school-age children (elementary to high school) have ADD/ADHD. The condition is characterized by symptoms of inappropriate inattention, hyperactivity and impulsiveness. It is estimated that between one and two million children in the U.S. are now being treated for these conditions. North American sales of drugs treating the symptoms of ADD and ADHD are estimated to exceed $600 million per year.

CHIRALLY PURE AGROCHEMICALS

     Celgro is applying our proprietary biocatalytic synthesis technology to agrochemicals. Celgro's approach is to work with agrochemical companies to adapt our biocatalytic technology to the manufacture of chirally pure versions of their existing crop protection product and then license the technology to these companies in exchange for royalties. Celgro will also seek to develop chirally pure versions of existing agrochemicals on its own and then enter into license agreements with third parties, who would manufacture and sell the agrochemicals. We expect that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements. We have entered into research and development arrangements with two leading agrochemical companies and initiatives are underway to secure additional collaborations.

     We also believe that our chiral technology can be enabling in agrochemical applications because it has the potential to significantly lower manufacturing costs compared to conventional technologies and other chiral technologies. Compared to our biocatalytic process, conventional technologies require more raw materials and greater plant capacity to produce the same effective quantity of product, while other chiral technologies require specialized equipment, more expensive chiral agents, more raw material and greater capacity for handling hazardous wastes produced in the separation process. In addition, it is anticipated that the required application amount to chirally pure form of an agrochemical could be substantially less than the racemic form and achieve the same or better results, thereby reducing the environmental burden. Agrochemicals are highly price sensitive and, therefore, a process that produces chirally pure products at significant cost savings could be in substantial demand.

PATENTS AND PROPRIETARY TECHNOLOGY

     Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     Under an agreement with The Rockefeller University, we have obtained certain exclusive rights and licenses to manufacture, have manufactured, use and sell products that are based on compounds identified in research carried out by The Rockefeller University and us that have activity associated with TNF(alpha). The Rockefeller University has identified a method of using thalidomide and certain thalidomide-like compounds to treat certain symptoms associated with abnormal concentrations of TNF(alpha), including those manifested in septic shock, cachexia and HIV infection. In 1995, The Rockefeller University was issued a U.S. patent which claims such methods. This U.S. patent expires in 2012 and is included in the patent rights exclusively licensed to us under the license from The Rockefeller University. However, The Rockefeller University did not seek corresponding patents in any other country in respect of this invention. There can be no assurance that this issued patent will provide us with proprietary protection or commercial advantage. Nor can we guarantee that this patent will not be either infringed or circumvented by others. Under the license from The Rockefeller University, we were obligated to pay certain specified royalties to The Rockefeller University on net sales of licensed products for covered indications. In November 1999, we agreed with The Rockefeller University to substitute a lump sum payment and issue stock options to The Rockefeller University and the inventors in lieu of the royalties previously payable under the license. The license from The Rockefeller University is coterminous with the last to expire of the licensed patents and is terminable by The Rockefeller University only in the event of a breach of the agreement's terms by us which breach shall fail to be remedied for more than sixty days after notice thereof. Any termination of the license from The Rockefeller University could have a material adverse effect on our business, financial condition and results of operations.

     In 1998, we were granted an exclusive sublicense to all patents and patent applications, worldwide, exclusively licensed to EntreMed Inc. ("EntreMed") by the Children's Medical Center Corporation, which is affiliated with Harvard University, that relate to the anti-angiogenic action of thalidomide. Several U.S. patents have issued to Children's Medical Center Corporation in this patent family, each of which is set to expire in 2014. Corresponding foreign patent applications and additional U.S. patent applications are still pending. Further, we have also exclusively sublicensed from EntreMed pending U.S. and foreign patent applications related to the use of thalidomide in combination with other therapeutic agents. There can be no assurance that additional patents will issue to Children's Medical Center Corporation from any of the pending applications or that, if patents issue, that such patents will provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be either infringed or circumvented by others. The license from EntreMed is coterminous with the last to expire of the licensed patents and we must pay royalties for at least 12 years from our first commercial sale in the United States. The EntreMed license is terminable in the event of a breach by us, which breach shall fail to be remedied for 60 days after notice thereof. Any termination of the license from EntreMed could have a material adverse affect on our business, financial condition and results of operations.

     We have been issued a total of 40 U.S. patents and has filed an additional 31 U.S. patent applications. Of the issued patents, 18 relate to our oncologic or immunologic compounds and uses and 6 are directed to methylphenidate therapeutic compositions and processes. We have filed patent applications and in some instances has obtained patents in certain other countries which correspond to some, but not all, of our U.S. patents. We expect to continue to file patent applications covering the use of our proprietary inventions. Our U.S. patents include a patent for a method of delivering a teratogenic drug to a patient without delivering the drug to pregnant patients. We have not filed for corresponding foreign patents; however, we intend to seek protection worldwide on improvements to this method. We do not currently have, nor do we intend to seek, patent protection relating to the use of THALOMID to treat ENL.

     Signal, which is our research division, seeks patent protection for the molecular targets we discover, as well as therapeutic products and processes, drug discovery technologies and other inventions. Specifically, our research division has developed proprietary technology for use in molecular target discovery, regulatory pathway identification, assay design and potential product candidates. As of February 28, 2001, our research division owned, in whole or in part, 14 issued U.S. patents, one corresponding issued foreign patent and 24 pending U.S. patent applications. An increasing percentage of our recent patent applications has been related to potential product candidates, or compounds, that our research division has discovered. Our research division also holds licenses to 13 U.S. patents and 12 pending U.S. patent applications. Some of our research division's issued patents and pending applications are licensed exclusively to third parties in connection with sponsored or collaborative research relationships.

     We are also aware of U.S. patents, which have issued to a third party claiming subject matter relating to the NF-kB pathway which appears to overlap with technology claimed in some of Signal's pending NF-kB patent applications. We beleive that one or more interference proceedings may be initiated by the U.S. Patent and Trademark Office to determine priority of invention for this subject matter. While we cannot predict the outcome of any such proceedings, in the event we do not prevail, we believe that we can use alternative methods for our NF-kB drug discovery program for which we have issued U.S. patents that are not claimed by the subject matter of the third party patents.

     We are also aware of two additional issued U.S. patents relating to the NF-kB pathway. We believe that we have not infringed, and are not currently infringing, the claims of the patents. Nonetheless, we may in the future have to prove that we are not infringing these patents or we may be required to obtain licenses to one or more of these patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all.

     Prior to the enactment in the U.S. of new laws adopting certain changes mandated by the General Agreement on Tariffs and Trade, the exclusive rights afforded by a U.S. patent were for a period of 17 years measured from the date of grant. Under these new laws, the term of any U.S. patent granted on an application filed subsequent to June 8, 1995 will terminate 20 years from the date on which the patent application was filed in the United States or the first priority date, whichever occurs first. Future patents granted on an application filed before June 8, 1995 will have a term that terminates 20 years from such date, or 17 years from the date of grant, whichever date is later.

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

     Our  success  will  depend,  in  part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties when necessary and conduct our business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued.

Consequently, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage, or whether they will be circumvented or infringed upon by others.

     Since patent applications filed in the United States on or before November 28, 2000 are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of its inventions, we, or our licensors, may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

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

     Typically, clinical trials involve a three-phase process. In Phase I, clinical trials are generally conducted with a small number of individuals to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. If the Phase I trials are satisfactory, Phase II clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes and expanded evidence of safety. In Phase III, large-scale, multi-center, adequately powered and well-controlled comparative clinical trials are conducted with patients in an effort to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. However, in some limited circumstances, Phase III trials may be modified to allow evaluation of safety and efficacy in a less regimented manner, which may allow us to rely on historical data relating to the natural course of disease in untreated patients. In some cases, as a condition of NDA approval, confirmatory trials are required to be conducted after the FDA's approval of an NDA in order to resolve any open issues. The FDA requires monitoring of all aspects of clinical trials, and reports of all adverse events must be made to the agency, both before and after drug approval.


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

     Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A "rare disease or condition" is defined as one which affects less than 200,000 people in the United States or which affects more than 200,000 people, but for which the cost of development and making available the drug is not expected to be recovered from sales of the drug in the United States. Upon the approval of the first NDA for a drug designated as an orphan drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for such drug for that indication for seven years. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug's development. Possible amendment of the Orphan Drug Act by the United States Congress and possible reinterpretation by the FDA are the subject of frequent discussion. FDA regulations reflecting certain definitions, limitations and procedures initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. We have received from the FDA orphan drug approval for thalidomide for the treatment of ENL. We also have received orphan drug designations for thalidomide: for the treatment of multiple myeloma; for the treatment of HIV-associated wasting syndrome; for the treatment of the clinical manifestations of mycobacterial infection caused by Mycobacterium tuberculosis and non-tuberculosis mycobacteria; for the treatment of severe recurrent apthous stomatitis in severely, terminally compromised patients; and for the treatment of Crohn's disease. We also obtained orphan drug designation in Kaposi's sarcoma and primary brain malignancies as part of our agreement with EntreMed. However, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the use of thalidomide for the treatment of one or more of these indications, other than ENL. If that were to happen, our applications for that indication could not be approved until the competing company's seven-year period of exclusivity expired.

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

     Competition in the pharmaceutical industry, and specifically in the oncology and immunology areas being addressed by us, is particularly intense. Numerous companies are pursuing techniques to modulate TNF(alpha) production through various combinations of monoclonal antibodies, TNF(alpha) receptors and small molecule approaches. Two U.S. companies, Centocor Inc., a wholly owned subsidiary of Johnson & Johnson, and Immunex Corporation, have registered drugs that block the disease-causing effects of TNF(alpha) in inflammatory arthritis and bowel disease. Both drug products are registered in the United States and in Europe and have been marketed since 1998. In the United States the present cost of TNF(alpha) modulating drugs, not including medical or other charges, is between $7,000 and $11,500 per patient year. Amgen Inc. is currently also developing a soluble TNF(alpha) receptor. BASF A.G. has a human antibody in development and Celltech Group plc has a humanized antibody. In addition, a number of other companies are attempting to address, with other technologies and products, the disease states currently being targeted by us. EntreMed is researching the effectiveness of its own thalidomide analogues as anti-angiogenic agents in the treatment of retinal disease and cancer. Andrulis Pharmaceuticals Corp., a small, privately held company, is attempting to develop thalidomide for the treatment of AIDS-related complications.

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

MANUFACTURING

     THALOMID is formulated and encapsulated for us by Penn Pharmaceuticals Ltd. of Great Britain in an FDA approved facility devoted exclusively to the production of THALOMID capsules. Both the bulk manufacturing facility that produces the drug substance for THALOMID and the Penn facility have been certified as cGMP compliant. In certain instances, we may be required to make substantial capital expenditures to access additional manufacturing capacity. In addition, we have established a contract with another cGMP certified bulk drug substance supplier for THALOMID that will begin in 2001 once the regulatory process is completed. We are also actively seeking an alternate manufacturer to provide additional capacity for the formulation and encapsulation of THALOMID and expect that this will be concluded in 2001.

SALES AND COMMERCIALIZATION

     We have established an organization of approximately 98 persons to sell and commercialize THALOMID. These individuals have considerable experience in the  pharmaceutical  industry  and  many  have  experience  with oncological and immunological products. We expect to expand our THALOMID sales and commercialization group to support products we develop to treat oncological and inflammatory diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For drugs with indications with larger patient populations, we anticipate partnering with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales resources as appropriate to take advantage of product in-licensing and product acquisition opportunities. We intend to establish commercial relationships with selected companies in other countries to market THALOMID.

EMPLOYEES

     As of February 15, 2001, we had 316 full-time employees, 153 of whom were engaged primarily in research and development activities, 98 of whom were engaged in sales and commercialization activities and the remainder of whom were engaged in executive and administrative activities. Of these employees, 112 have advanced degrees, including 68 who have Ph.D. degrees. We also maintain consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States.

FORWARD-LOOKING STATEMENTS

     Certain statements contained or incorporated by reference in this annual report are forward-looking statements concerning our business, financial condition, results of operations, economic performance and financial condition. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and within the meaning of Section 21E of the Securities Exchange Act of 1934 are included, for example, in the discussions about:

     -- our strategy;

     -- new product development or product introduction;

     -- product sales, royalties and contract revenues;

     -- expenses and net income;

     -- our credit risk management;

     -- our liquidity;

     -- our asset/liability risk management; and

     -- our operational and legal risks.

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

     DURING THE NEXT SEVERAL YEARS, WE WILL BE VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF THALOMID.

     At our present level of operations, we may not be able to attain profitability if physicians prescribe THALOMID only for those who are diagnosed with ENL. Under current FDA regulations, we are precluded from promoting THALOMID outside this approved use. The market for the use of THALOMID in patients suffering from ENL is relatively small. We have initiated clinical studies to examine whether or not THALOMID is effective and safe when used to treat disorders other than ENL, but we do not know whether these studies will in fact demonstrate safety and efficacy, or if they do, whether we will succeed in receiving regulatory approval to market THALOMID for additional indications. If the results of these studies are negative, or if adverse experiences are reported in these clinical studies or otherwise in connection with the use of THALOMID by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of THALOMID in the ENL market. FDA regulations restrict our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product.

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

     WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT AND MAY NEED TO SEEK ADDITIONAL FUNDING.

     We have sustained losses in each year since our incorporation in 1986. We sustained net losses applicable to common stockholders of $16.3 million, $30.5 million and $29.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. We had an accumulated deficit of $220.5 million at December 31, 2000. We expect to make substantial expenditures to further develop and commercialize our products. We expect that our rate of spending will accelerate as the result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of products now in development.

     WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     We have historically experienced, and expect to continue for the foreseeable future to experience, significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

   -- demand for our products;

   -- regulatory approvals for our products;

   -- the timing of the introduction and market acceptance of new products by us or competing companies;

   -- the   timing   and  recognition  of  certain  research   and   development
milestones and license fees; and

   -- our ability to control our costs.

     WE HAVE NO MANUFACTURING CAPABILITIES AND WE ARE DEPENDENT ON ONE SUPPLIER FOR THE RAW MATERIAL AND ONE MANUFACTURER FOR THE FORMULATION AND ENCAPSULATION OF THALOMID.

     We currently have no experience in, or our own facilities for, manufacturing any products on a commercial scale. Currently, we obtain all of our bulk drug material for THALOMID from a single supplier and rely on a single manufacturer to formulate and encapsulate THALOMID. The FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current cGMP, regulations and guidelines. If the operations of the sole supplier or the sole manufacturer were to become unavailable for any reason, the required FDA review and approval of the operations of a new supplier or new manufacturer could cause a delay in the manufacture of THALOMID which could have a material adverse effect on our business, financial condition and results of operations. We intend to continue to utilize outside manufacturers if and when needed to produce our other products on a commercial scale. If our outside manufacturers do not meet our requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, our business, financial condition and results of operations could be materially adversely affected.

     WE HAVE LIMITED MARKETING AND DISTRIBUTION CAPABILITIES.

     Although we have a 98 person sales and commercialization group to sell THALOMID, we may be required to seek a corporate partner to provide marketing services with respect to our other products. Any delay in developing these resources could have a material adverse impact on our results of operations. We have contracted with a specialty distributor to distribute THALOMID. Failure of this specialty distributor to perform its obligations could have a material adverse effect on our business, financial condition and results of operations.

     WE ARE DEPENDENT ON COLLABORATIONS AND LICENSES WITH THIRD PARTIES.

     Our ability to fully commercialize our products, if developed, may depend to some extent upon our entering into joint ventures or other arrangements with established pharmaceutical companies with the requisite experience and financial and other resources to obtain regulatory approvals and to manufacture and market such products. Accordingly, our success may depend, in part, upon the subsequent success of such third parties in performing preclinical and clinical trials, obtaining the requisite regulatory approvals, scaling up manufacturing, successfully commercializing the licensed product candidates and otherwise performing their obligations to us. We cannot assure you that:

   -- we will be able to enter into joint ventures or other arrangements on acceptable terms, if at all;

   -- our joint ventures or other arrangements will be successful;

   -- our joint ventures or other arrangements will lead to the successful development and commercialization of any products;

   -- we will be able to obtain or maintain proprietary rights or licenses to any technology or products developed in connection with our joint ventures or other arrangements; or

   -- we will be able to preserve the confidentiality of any proprietary rights or information developed in connection with our joint ventures or other arrangements.


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

     THE PHARMACEUTICAL AND AGROCHEMICAL INDUSTRIES ARE SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND THERE IS NO ASSURANCE OF REGULATORY APPROVAL.

     The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. There can be no assurance that we will be able to obtain the necessary approvals required to market our products in any of these markets. The testing, marketing and manufacturing of our products will require regulatory approval, including approval from the FDA and, in some cases, from the U.S. Environmental Protection Agency, or the EPA, and the U.S. Department of Agriculture, or the USDA, or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. Certain of our pharmaceutical products in development also fall under the Controlled Substances Act of 1970, or the CSA, which requires authorization by the U.S. Drug Enforcement Agency, or the DEA, of the U.S. Department of Justice in order to handle and distribute these products. It is not possible to predict how long the approval processes of the FDA, EPA, DEA or any other applicable federal, state or foreign regulatory authority or agency for any of our products will take or whether any such approvals ultimately will be granted. Positive results in preclinical testing and/or early phases of clinical studies are no assurance of success in later phases of the approval process. Risks associated with the regulatory approval process include:

   -- in general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval;

   -- delays   or  rejections  may  be  encountered  during  any  stage  of  the regulatory approval process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency's requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first;

   -- requirements  for  approval  may  become  more stringent due to changes in
       regulatory   agency  policy,  or  the  adoption  of  new  regulations  or legislation;

   -- the scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed;

   -- approved drugs and agrochemicals, as well as their manufacturers, are subject to continuing and on-going review, and discovery of previously unknown problems with these products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market; and

   -- regulatory   authorities   and   agencies   may   promulgate   additional
       regulations restricting the sale of our existing and proposed products.

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

     Labeling and promotional activities are subject to scrutiny by the FDA and state regulatory agencies and, in some circumstances, by the Federal Trade Commission. FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations, and the FDA's interpretation of them, may impair our ability to effectively market THALOMID or other products which gain approval. The FDA actively enforces regulations prohibiting promotion of off-label uses and the promotion of products for which approval has not been obtained. Failure to comply with these requirements can result in regulatory enforcement action by the FDA. The FDA is aware that physicians prescribe THALOMID for off-label uses, and on April 21, 2000, we received an FDA Warning Letter regarding off-label promotions. We have responded to the FDA and believe we have taken all actions necessary to ensure that THALOMID is properly and safely commercialized. FDA approval of THALOMID requires that we distribute it under the rigid standards of our S.T.E.P.S. program in order to maintain approval.

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

     WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     Our  success  will  depend,  in  part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties, when necessary, and conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application may not be obtained or may be significantly reduced before the patent is issued. Consequently, we do not know whether any of our pending applications, or any pending application we have licensed-in from third parties, will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage. Since, under the current patent laws, patent applications in the United States are maintained in secrecy until patents issue, and since publications of discoveries in the scientific and patent literature often lag behind actual discoveries, we cannot be certain that we were, or that the third parties from whom we have licensed patents or patent applications were, the first to make the inventions covered by the patents and patent applications in which we have rights, or that such patents and patent applications were the first to be filed on  such  inventions.  In  the  event that a third party has also filed a patent application for any of the inventions described in our patents or patent applications, or those we have licensed-in, we could become involved in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention. Such an interference could result in the loss of a United States patent or loss of any opportunity to secure United States patent protection for that invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us. Moreover, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us or our licensor, in a given country, of a patent covering an invention will be followed by the issuance, in other countries, of patents covering the same invention, or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the interpretation given to the corresponding patent issued in another country. Furthermore, even if our patents, or those we have licensed are found valid and enforceable, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. If any of our issued or licensed patents are infringed, we cannot guarantee that we will be successful in enforcing our intellectual property rights. Moreover we cannot assure you that we can successfully defend against any patent infringement suit that may be brought against us by a third party. Patent infringement lawsuits in the pharmaceutical and biotechnology industries can be complex, lengthy and costly to both parties. An adverse outcome in such a litigation could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using these products or processes, subject to significant liabilities to such third party and/or required to license technologies from such third party. Further, we rely upon unpatented proprietary and trade secret technology that we try to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. We cannot assure you that these agreements will not be breached or that we would have adequate remedies for any such breach. We cannot assure you that, despite precautions taken by us, others have not and will not obtain access to our proprietary technology or that such technology will not be found to be non-proprietary or not a trade secret. Our right to practice the inventions claimed in some patents which relate to THALOMID arises under licenses granted to us by others, including The Rockefeller University and EntreMed, Inc. While we believe these agreements to be valid and enforceable, we cannot assure you that our rights under these agreements will continue or that disputes concerning these agreements will not arise. In addition, certain of the grants contained in the licenses granted to us depend upon the validity and enforceability of other agreements to which we are not a party.

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

     THE PRICE OF OUR COMMON STOCK HAS EXPERIENCED SUBSTANTIAL VOLATILITY AND MAY CONTINUE TO DO SO IN THE FUTURE.

     There has been significant volatility in the market prices for publicly traded shares of pharmaceutical companies, including ours. In 2000, the price of our common stock fluctuated from a high of $74.75 to a low of $18.92 (as adjusted for a three-for-one stock split in April 2000). On March 14, 2001, our common stock closed at a price of $21.8125. The price of our common stock may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

   -- announcements of technical or product developments by us or our competitors;

   -- market conditions for pharmaceutical and biotechnology stocks;

   -- market conditions generally;

   -- governmental regulation;

   -- healthcare legislation;

   -- public announcements regarding medical advances in the treatment of the disease states that we are targeting;

   -- patent or proprietary rights developments;

   -- changes in third-party reimbursement policies for our products; or

   -- fluctuations in our operating results.

     THE NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. As of February 15, 2001, there were outstanding stock options for 7,821,206 shares of common stock, of which 3,446,261 were currently exercisable, and warrants outstanding that are exercisable for 1,076,680 shares of common stock. These amounts include outstanding options and warrants of Signal Pharmaceuticals, Inc. ("Signal") which we assumed as part of a merger (the "Merger") with Signal on August 31, 2000 and which were converted into outstanding options and warrants of our common stock pursuant to an exchange ratio. In addition, as of February 15, 2001, the remaining outstanding 9.0% convertible notes issued on January 20, 1999 can be converted into 285,801 shares of common stock and the remaining outstanding 9.0% convertible notes issued on July 6, 1999 can be converted into 1,578,876 shares of common stock. Upon issuance or conversion, all of these shares of common stock will be freely tradable.

     WE MAY NOT REALIZE THE BENEFITS OF THE COMBINED BUSINESSES, OPERATIONS AND PERSONNEL AS A RESULT OF THE MERGER, WHICH COULD DIMINISH THE EXPECTED BENEFITS OF THE MERGER.

     Achieving the expected benefits of the Merger will depend in large part on the successful integration of the combined businesses, operations and personnel in a timely and efficient manner. We must integrate the information systems, product development, administration and other operations of the combined company and the geographical distance between our facilities in Warren, New Jersey, and Signal's facilities in San Diego, California. This may be difficult and unpredictable because of possible cultural conflicts and different opinions on technical, operational and other integration decisions. We must also integrate the employees of the combined company. The operations, management and personnel of the combined company may not be compatible, and we may also experience the loss of key personnel for that reason.

     The diversion of management attention and any difficulties or delays encountered in the transition and integration process following the Merger could have a material adverse effect on the combined company's business, financial condition and operating results.

     We   expect  to  incur  costs  from  integrating  Signal's  operations  and personnel. These costs may be substantial and may include costs for:

     -- employee redeployment or severance; and

     -- conversion of information systems.

     We cannot assure you that we will be successful in these integration efforts or that we will realize the expected benefits of the Merger.

     OUR SHAREHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BY-LAW PROVISIONS MAY DETER A THIRD PARTY FROM ACQUIRING US.

     Our board of directors has adopted a shareholder rights plan, the purpose of which is to protect stockholders against unsolicited attempts to acquire control of us that do not offer a fair price to all of our stockholders. The rights plan may have the effect of dissuading a potential acquirer from making an offer for our common stock at a price that represents a premium to the then current trading price.

     Our board of directors has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges and preferences of those shares. Any issuance of preferred stock could discourage a third party from acquiring a majority of our outstanding voting stock. Additionally, our board of directors has adopted certain amendments to our by-laws intended to strengthen the board's position in the event of a hostile takeover attempt.

     Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which may also dissuade a potential inquiror of our common stock.

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

     We also lease 45,500 square feet of laboratory and office space in San Diego, California, under three operating lease agreements for our Signal Research operations which have terms ending on December 31, 2003. The minimum annual rents are subject to specified annual rental increases. Signal also reimburses the lessor for taxes, insurance and operating costs associated with the leases. Under the terms of the lease, we have an outstanding letter of credit for $150,000 in favor of the lessor, which is fully collateralized by cash.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low sale prices per share of common stock on the Nasdaq National Market (as adjusted for the three-for-one stock split effected in April 2000):





                                       HIGH            LOW
                                   ------------   ------------
       2000
  Fourth Quarter ...............   $ 74.875       $ 26.875
  Third Quarter ................     76.00          41.75
  Second Quarter ...............     68.50          25.00
  First Quarter ................     62.33          18.92
       1999
  Fourth Quarter ...............   $ 24.21        $  8.65
  Third Quarter ................      9.67           4.875
  Second Quarter ...............      6.69           5.13
  First Quarter ................      6.21           3.83


     The last reported sales price per share of common stock on the Nasdaq National Market on March 2, 2001 was $26.563. As of March 2, 2001, there were approximately 812 holders of record of our common stock.

                                DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998 and the Balance Sheet as of December 31, 2000 and 1999 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. Our historical results are not necessarily indicative of future results of operations.

     On August 31, 2000, we completed our merger with Signal Pharmaceuticals, Inc. (Signal) which was accounted for as a pooling-of-interests. All prior period consolidated financial statements of Celgene have been restated to include the results of operations, financial position, and cash flows of Signal.

                                                                           YEAR ENDED DECEMBER 31,
                                                    2000            1999             1998             1997            1996
IN THOUSANDS, EXCEPT PER SHARE DATA             ------------   --------------   --------------   --------------   ------------
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
 Total revenue ..............................    $  84,249       $   37,958       $   19,215       $    8,701      $   4,815
 Costs and operating expenses ...............      118,558           68,623           56,644           39,654         29,119
 Interest income/(expense), net .............       15,496           (1,990)           1,050              193          1,037
 Tax benefit ................................        1,810            3,018               --               --             --
                                                 ---------       ----------       ----------       ----------      ---------
 Loss from continuing operations ............      (17,003)         (29,637)         (36,379)         (30,760)       (23,267)
 Preferred stock dividend (including
   accretion and imputed dividends) .........           --              818               25            1,474          3,791
                                                 ---------       ----------       ----------       ----------      ---------
 Loss from continuing operations applicable
   to common stockholders ...................    $ (17,003)      $  (30,455)      $  (36,404)      $  (32,234)     $ (27,058)
                                                 =========       ==========       ==========       ==========      =========
Per share of common stock--basic and diluted:
 Loss from continuing operations applicable
   to common stockholders (1) ...............    $   (0.25)      $    (0.59)      $    (0.75)      $    (0.87)     $   (0.95)
                                                 =========       ==========       ==========       ==========      =========
 Weighted average number of shares of
   common stock outstanding (1) .............       66,598           51,449           48,811           36,900         28,561
                                                 =========       ==========       ==========       ==========      =========

                                                                           DECEMBER 31,
                                                   2000          1999          1998          1997          1996
IN THOUSANDS                                   ------------ ------------- ------------- ------------- -------------
CONSOLIDATED BALANCE SHEET
 DATA:
 Cash and cash equivalents, and marketable
   securities ................................  $  306,162   $   28,947    $   18,076    $   34,449    $   23,275
 Total assets ................................     346,726       46,873        31,486        42,055        29,985
 Long-term obligations under capital leases
   and equipment notes payable ...............         633        1,828         2,656         1,899         2,746
 Convertible debentures ......................          --           --            --            --         2,026
 Convertible notes ...........................      11,714       38,495         8,349            --            --
 Accumulated deficit .........................    (220,455)    (204,170)     (173,715)     (144,266)     (111,604)
 Stockholders' equity (deficit) ..............     295,533       (9,727)        8,393        30,589        17,577


(1) Amounts  are  adjusted  for  the three-for-one stock split effected in April
2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We were organized in 1980 as a unit of Celanese Corporation, a chemical company. Our initial mandate was to apply biotechnology to the production of fine and specialty chemicals. Following the 1986 merger of Celanese Corporation with American Hoechst Corporation, we were spun off as an independent biopharmaceutical  company.  In  July  1987,  we  completed  an  initial  public offering of our common stock and commenced the research and development of chemical and biotreatment processes for the chemical and pharmaceutical industries. We discontinued the biotreatment operations in 1994 to focus on our targeted small molecule cancer and immunology compound development programs and our biocatalytic chiral chemistry program.

     Between 1990 and 1998, our revenue had been generated primarily through the development and supply of chirally pure intermediates to pharmaceutical companies for use in new drug development and, to a lesser degree, from agrochemical research and development contracts. However, as revenue from THALOMID sales, license agreements and milestone payments related to our cancer and immunology programs increased, sales of chirally pure intermediates became a less integral part of our strategic focus. Accordingly, on January 9, 1998, we completed the sale of our chiral intermediates business to Cambrex Corporation for $15.0 million. Terms of the sale provided for a payment to Celgene of $7.5 million at closing and future royalties on product sales not to exceed the net present value on the initial date of the sale of $7.5 million, with a guarantee of certain minimum payments to Celgene beginning in the third year following the close of the agreement.

     In July 1998, we received approval from the FDA to market THALOMID (thalidomide) for use in ENL, a side effect of leprosy, and in late September 1998, we commenced sales of THALOMID in the United States. Sales have grown rapidly each year since the launch and in 2000, we recorded net sales of THALOMID of $62.0 million.

     On February 16, 2000, we completed a follow-on public offering to sell 10,350,000 shares of our common stock at a price of $33.67 per share. 8,802,000 shares were for our account and 1,548,000 were for the account of a selling shareholder pursuant to the conversion of $9,288,000 of the 9%, January 1999 convertible notes held by that shareholder. Proceeds to the Company, net of offering expenses, were approximately $278.0 million.

     On April 19, 2000, we signed a license and development agreement with Novartis Pharma AG in which we granted to Novartis a world wide license for d-methylphenidate, our chirally pure version of Ritalin. The agreement provides for up to $100 million in up front and milestone payments based on achieving various regulatory approvals and royalties on the entire family of Ritalin products upon approval of d-MPH by the FDA. We have retained the rights for the use of d-MPH in oncology indications.

     On   August   31,   2000,  we  completed  a  merger,  accounted  for  as  a
pooling-of-interests, with Signal Pharmaceuticals, Inc., ("Signal"), a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease.

     We   have  sustained  losses  in  each  year  since  our  inception  as  an independent biopharmaceutical company in 1986. In 2000, we had a net loss applicable to common stockholders of $16.3 million and at December 31, 2000, had an accumulated deficit of $220.5 million. We expect to make substantial expenditures to further develop and commercialize THALOMID, develop our other oncology and immunological disease programs, and advance the drug discovery and development programs at Signal. We also expect increased sales of THALOMID, revenues from various research collaborations and license agreements with other pharmaceutical and biopharmaceutical companies, and continued investment income.

     Subject to the risks described elsewhere in this Annual Report on Form 10-K, we believe there are significant market opportunities for the pharmaceutical products and processes under development by us. To address these and potential future opportunities in a timely and competitive manner, we intend to seek out drug discovery and development collaborations and licensing arrangements with third parties. We have entered into agreements covering the manufacture and distribution for us of certain compounds, such as THALOMID, and the development by us of processes for producing chirally pure crop protection agents for license to agrochemical manufacturers. The latter development activities are performed through Celgro Corporation, our wholly owned agrochemical subsidiary.

     We have established a commercial sales, marketing and customer service organization to sell and support THALOMID and as of February 15, 2001, we employ 98 persons in this capacity. We intend to develop and market our own pharmaceuticals for indications with economically accessible patient populations in our disease franchises. For drugs with indications outside the oncology and immunological disease fields and for larger patient populations, we anticipate partnering with other pharmaceutical companies. We currently partner with companies such as Novartis for the development and commercialization of our chirally pure pharmaceutical and agrochemical products. We expect these arrangements typically will include some combination of license fees, milestone payments, reimbursement of research and development expenses and royalty arrangements. We also may acquire products or companies to expand our product portfolio and to augment our development and commercialization resources.

     Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products, the timing of the introduction and market acceptance of new products by us or competing companies, the timing of research and development milestones and our ability to control costs.

RESULTS OF OPERATIONS
Fiscal Years Ended December 31, 2000, 1999 and 1998

     Total revenues. Our total revenue for the year ended December 31, 2000 increased 122% to $84.2 million compared with $38.0 million for the same period in 1999. Revenue in 2000 consisted of net THALOMID sales of $62.0 million, research contract revenue of $15.9 million and related party collaborative agreement revenue of $6.3 million compared with net THALOMID sales of $24.1 million, research contract revenue of $9.4 million and revenue from related party collaborative agreements of $4.5 million in 1999. The growth in THALOMID sales primarily is related to increased use in oncology. Research contract revenue increased in 2000 primarily as a result of the recognition of $4.6 million of the $10.0 million nonrefundable upfront license fee payment received in connection with a collaborative agreement entered into with Novartis Pharma AG in April 2000, and a $5.0 million milestone payment related to the same agreement with Novartis. Total revenue in 1999 increased significantly to approximately $38.0 million from $19.2 million in 1998. The increase primarily was the result of our first full year of product sales of THALOMID in 1999 of approximately $24.1 million compared with $3.3 million of THALOMID sales in 1998 following FDA marketing approval in July 1998. Revenue from research contracts decreased to $9.4 million in 1999 from $12.9 million in 1998, while related party collaborative agreements increased to $4.5 million in 1999 from $3.0 million in 1998. The decrease in research contract revenue was primarily due to the termination of the Tanabe Agreement in 1998.

     Cost of goods sold. Cost of goods sold in the year ended December 31, 2000, was approximately $9.3 million compared with approximately $3.0 million in 1999. The increase in cost of goods sold reflects the higher volume of THALOMID sales in 2000. In addition, the cost of goods sold during the first quarter of 2000 and the full year of 1999 does not reflect raw material or formulation and encapsulation costs of THALOMID, as these costs were incurred and charged as research and development expenses prior to receiving FDA marketing approval. Increase in cost of goods sold for 1999 compared to 1998 is primarily the result of increased sales volume.

     Research  and  development  expenses.  Research  and  development  expenses increased by 45% for the year ended December 31, 2000 to approximately $52.7 million compared to $36.4 million in 1999. The increase was primarily due to spending for preclinical toxicology and pharmacology studies and phase I and phase II clinical trials for our SelCIDs and IMiDs, completion of the pivotal clinical trials and preparation for filing the NDA for d-methylphenidate (d-MPH), our chirally pure version of Ritalin, and preclinical product development for our SERM (selective estrogen receptor modulators) cancer program.

Additionally, there was an increase in the recognition of compensation expense recorded for stock options granted by Signal during the first quarter of 2000.
Research and development expenses for 1999 increased approximately 3% to $36.4 million from $35.3 million in 1998. Increased spending for clinical trials, primarily for d-MPH, and research and preclinical development of drug leads in our kinase and SERM programs was offset by a decrease in regulatory consulting fees, university research program spending, and production of THALOMID capsules which was charged as research and development expense prior to receiving FDA marketing approval in July of 1998.

     Selling,   general   and  administrative  expenses.  Selling,  general  and
administrative expenses for 2000 increased 70% to $49.9 million from $29.2 million in 1999. The increase was due primarily to the expansion of our sales and marketing organization and related expenses, and spending for customer service, warehousing and distribution, all to support the growth in THALOMID sales. Selling, general and administrative expenses for 1999 increased by 39% over 1998, from approximately $21.0 million to approximately $29.2 million. The increase was primarily in sales and marketing expenses, warehousing and distribution expenses and expenditures relating to medical affairs and drug safety costs, all to support the commercialization and distribution of THALOMID.

     Merger-related costs. We incurred one-time costs of $6.7 million associated with the merger with Signal Pharmaceuticals, Inc. in 2000. These costs were primarily related to fees for financial advisors, accountants, lawyers and financial printers.

     Interest income and interest expense. Interest income in 2000 increased significantly to $17.6 million from $1.3 million in 1999. The increase was due to the investment of the net proceeds of approximately $278.0 million from the follow-on public offering in February 2000, and $10.0 million received from Novartis Pharma AG in July 2000 related to the license and development agreement entered into in the second quarter of 2000. Interest income for 1999 of $1.3 million was slightly lower than the $1.8 million in 1998 as average cash balances were lower in 1999.

     Interest expense decreased significantly in 2000 to $2.1 million from $3.3 million in 1999. The decrease was primarily the result of the conversion to equity of a significant portion of the outstanding long-term convertible notes throughout 2000. Also, in September 2000, we entered into an agreement with the remaining convertible noteholders which allows the noteholders to take a "short position" in our common stock. In return the noteholders waive the right to the receipt of any interest after the effective date of August 24, 2000. Interest expense in 1999 was significantly higher than 1998, at approximately $3.3 million compared with approximately $0.7 million in 1998. The higher interest expense resulted from the interest incurred on the three convertible notes issued in September 1998, January 1999 and July 1999.

     Loss from continuing operations. The loss from continuing operations decreased 43% to $17.0 million in 2000 from $29.6 million in 1999. The decreased loss was primarily the result of higher THALOMID sales and increased revenues from research contracts and collaborative agreements partially offset by higher cost of goods sold, research and development expenses, selling, general and administrative expenses and one-time merger-related costs. The loss from continuing operations decreased 19% in 1999 compared with 1998, to approximately $29.6 million from approximately $36.4 million. The decreased loss resulted from the higher gross profit on THALOMID sales and an income tax benefit of $3.0 million from the sale of a portion of our New Jersey state net operating loss carryforwards, offset in part by increased selling, general and administrative costs and higher interest expense.

     Loss from discontinued operations. The loss from discontinued operations of $60,000 in 1998 resulted from the sale of the chiral intermediates business in January of 1998. The Company recorded a gain on the sale of the chiral intermediate business of approximately $7.0 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception in 1986, we have financed our working capital requirements primarily through private and public sales of our debt and equity securities, income earned on the investment of the proceeds from the sale of such securities and revenues from research contracts and product sales. In February 2000, we raised approximately $278.0 million in a follow-on public offering of our common stock. We also received

$20.0 million in two separate research and license agreements during 2000. Prior to 2000, we had raised approximately $100.0 million in net proceeds from three public and three private offerings, including our initial public offering in July 1987. We also issued convertible notes in September 1998, January 1999, and July 1999 with net proceeds aggregating approximately $38.0 million.

     Our net working capital at December 31, 2000 increased significantly to approximately $298.2 million (primarily cash and cash equivalents and marketable securities available for sale) from approximately $22.5 million at December 31, 1999. The increase in working capital was primarily due to the cash received from the proceeds of the follow-on offering in February 2000, funds received from research and collaborative agreements, as well as collection of receivables on sales of THALOMID.

     Cash and cash equivalents increased to $161.4 million in 2000 from $21.9 million in 1999 while investments in marketable debt securities increased to $144.8 million in 2000 from $7.1 million in 1999. This reflects the receipt of funds from the follow-on offering, revenue received from research contracts and collection of receivables from sales of THALOMID.

     We expect that our rate of spending will increase as the result of research and product development spending at Signal, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID and increased capital investments. On February 16, 2000, we completed a public offering of 10,350,000 shares of our common stock. Proceeds from the transaction net of expenses, were approximately $278.0 million. These funds, combined with the increasing revenue from sales of THALOMID and various research agreements and collaborations are expected to provide sufficient capital for our operations for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

     On January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133 and SFAS No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. We do not expect the adoption of these statements to have a material impact on our consolidated financial position, results of operations or cash flows, as we are currently not party to any derivative instruments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

     Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, U.S. government debt, and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. Due to the limited number of foreign currency transactions, our foreign exchange currency risk is minimal. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2000:


                                    2001         2002         2003      2004      2005        2006        TOTAL      FAIR VALUE
                                ------------ ------------ ------------ ------ ----------- ----------- ------------- -----------
(in Thousands $)...............
Fixed Rate ....................   $ 88,235     $ 25,550     $ 15,400    --     $  8,000    $  6,557     $ 143,742    $144,768
Average Interest Rate .........       6.56%        6.73%        6.84%   --        6.875%      7.125%         6.66%         --

     At December 31, 2000, our 9% January 1999 and July 1999 convertible notes with outstanding principal amounts of $1,713,600 and $10,000,000, respectively no longer accrue interest, as disclosed in Note 8 of the Consolidated Financial Statements included elsewhere in this annual report. These convertible notes are convertible into the Company's common stock at a conversion price $6.00 and $6.33 per share, respectively. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT





NAME                                       AGE    POSITION
---------------------------------------   -----   ---------------------------------------------
John W. Jackson* ......................    56     Chairman of the Board and Chief Executive
                                                   Officer
Sol J. Barer, Ph.D.* ..................    53     President, Chief Operating Officer, Director
Robert J. Hugin* ......................    46     Chief Financial Officer and Senior Vice
                                                   President
Jack L. Bowman ........................    68     Director
Frank T. Cary .........................    80     Director
Arthur Hull Hayes, Jr., M.D. ..........    67     Director
Gilla Kaplan, Ph.D. ...................    53     Director
Richard C. E. Morgan ..................    56     Director
Walter L. Robb, Ph.D. .................    72     Director
Lee J. Schroeder ......................    72     Director

----------
* Executive Officer


     JOHN W. JACKSON has been our Chairman of the Board and Chief Executive Officer since January 1996. From February 1991 to January 1996, Mr. Jackson was President of Gemini Medical, a consulting firm that he founded and which specialized in services and investment advice to start-up medical device and biotechnology companies. Previously, Mr. Jackson had been President of the worldwide Medical Device Division of American Cyanamid, a major pharmaceutical company, from February 1986 to January 1991, and served in various international positions, including Vice President -- International for American Cyanamid from 1978 to 1986. Mr. Jackson served in several human health marketing positions at Merck & Company, a major pharmaceutical company, from 1971 to 1978. Mr. Jackson received a B.A. degree from Yale University and an M.B.A. from INSEAD, France.

     SOL J. BARER, PH.D. has been our President of the Company since October 1993 and our Chief Operating Officer and one of our directors since March 1994. Dr. Barer was Senior Vice President -- Science and Technology and Vice President/General Manager -- Chiral Products from October 1990 to October 1993 and our Vice President -- Technology from September 1987 to October 1990. Dr. Barer received a Ph.D. in organic and physical chemistry from Rutgers University.

     ROBERT J. HUGIN has been our Senior Vice President and Chief Financial Officer since June 1999. Previously, Mr. Hugin had been a Managing Director at J.P. Morgan & Co. Inc., which he joined in 1985. Mr. Hugin received an A.B. degree from Princeton University and an M.B.A. from the University of Virginia.


     JACK L. BOWMAN, one of our directors since April 1998, served as Company Group Chairman of Johnson & Johnson from 1987 to 1994. From 1983 to 1987, Mr. Bowman served as Executive Vice President of American Cyanamid. Mr. Bowman is also a director of NeoRx Corporation, Cell Therapeutics, Inc., CytRx Corporation, Cellegy Pharmaceuticals, Targeted Genetics and Osiris Pharmaceuticals.

     FRANK T. CARY has been Chairman of the Executive Committee of our Board of Directors since July 1990 and has been one of our directors since 1987. From 1973 to 1981, Mr. Cary was Chairman of the Board and Chief Executive Officer of International Business Machines Corporation. Mr. Cary also is a director of Cygnus Therapeutic Systems Inc., ICOS Corporation, Lincare Inc., Lexmark International Inc. and Vion Pharmaceuticals Inc.

     ARTHUR HULL HAYES, JR., M.D., one of our directors since 1995, has been President and Chief Operating Officer of MediScience Associates, a consulting organization that works with pharmaceutical firms, biomedical companies and foreign governments, since July 1991, and clinical professor of medicine and pharmacology at the Pennsylvania State University College of Medicine. From 1986 to 1990,

Dr. Hayes was President and Chief Executive Officer of E.M. Pharmaceuticals, a unit of E. Merck AG and from 1981 to 1983 was Commissioner of the United States Food and Drug Administration. Dr. Hayes also is a director of Myriad Genetics, Inc., NaPro BioTherapeutics, Inc. and Premier Research Worldwide.

     GILLA KAPLAN, PH.D., one of our directors since April 1998, is an immunologist in the Laboratory of Cellular Physiology and Immunology at The Rockefeller University in New York where she was appointed Assistant Professor in 1985 and Associate Professor in 1990. Dr. Kaplan is a member of numerous professional societies and has been the organizer of several major symposia on tuberculosis. Dr. Kaplan has served as an advisor to the Global Program for Vaccines and Immunization of the World Health Organization, has participated in several NIH peer review panels and is on the Editorial Board of Microbial Drug Resistances and Tubercle and Lung Disease. Dr. Kaplan is the author of more than 100 scientific publications and has received international recognition for her work. In 1995, she gave the Special Honorary Lecture at the American Society for Microbiology and in 1997 was appointed a Fellow of the American Academy of Microbiology.

     RICHARD C. E. MORGAN, one of our directors since 1987, is the Chairman and Chief Executive Officer of incuVest LLC and a Managing Partner of Amphion Capital Management LLC, formerly Wolfensohn Partners, L.P. Mr. Morgan serves on the Board of Directors of Indigo, N.V., ChromaVision Medical Systems, Inc., Axcess Inc. and Orbisi International, Inc.

     WALTER L. ROBB, PH.D., one of our directors since 1992, has been a private consultant and President of Vantage Management Inc., a consulting and investor services company, since January 1993. Mr. Robb was Senior Vice President for Corporate Research and Development of General Electric Company, and a member of its Corporate Executive Council from 1986 to December 1992. Mr. Robb is Chairman of the Board of Directors of Capital District Sports. He is also a director of Cree, Inc., Mechanical Technology, Inc., Plug Power, Inc., Molecular OptoElectronics, Nextec, R2 Technology and X-Ray Optical Systems.

     LEE J. SCHROEDER, one of our directors since 1995, has been President of Lee Schroeder & Associates, Inc., pharmaceutical business consultants, since 1985. Mr. Schroeder was President of Fox Meyer Lincoln from 1983 to 1985, and was an Executive Vice President of Sandoz, Inc. from 1981 to 1983. Mr. Schroeder also is a director of MGI Pharmaceutical, Inc., Ascent Pediatrics, Inc. and Interneuron Pharmaceuticals, Inc.

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

                                           ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                ------------------------------------------ ----------------------------------------------
                                                            OTHER ANNUAL     RESTRICTED     SECURITIES      ALL OTHER
        NAME AND                                            COMPENSATION        STOCK       UNDERLYING     COMPENSATION
   PRINCIPAL POSITION     YEAR   SALARY ($)   BONUS ($)         ($)         AWARD(S) ($)   OPTIONS (#)         ($)
------------------------ ------ ------------ ----------- ----------------- -------------- ------------- -----------------
John W. Jackson          2000     372,500      338,975         14,280 (1)        0          450,000           13,390 (2)
 Chairman and            1999     300,000      390,000         19,200 (1)        0          660,000           13,390 (2)
 Chief Executive         1998     285,000       79,800         19,200 (1)        0          300,000           13,390 (2)
 Officer
Sol J. Barer, Ph.D.      2000     308,550      194,387         14,280 (1)        0          255,000                0
 President and           1999     255,833      230,250         19,200 (1)        0          210,000                0
 Chief Operating         1998     243,333       51,100         19,200 (1)        0          150,000                0
 Officer
Robert J. Hugin (3)      2000     270,500      132,545         14,280 (1)        0          180,000                0
 Senior Vice President   1999     127,385      168,000          7,200 (1)        0          450,000                0
 and Chief Financial
 Officer


----------
(1) Reflects matching contributions under the Company's 401K plan.
(2) Reflects  life  insurance  premiums  for  a  life  insurance  policy for Mr.
    Jackson.
(3) Mr. Hugin has been employed by the Company since June 1999.


EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     John W. Jackson, Sol J. Barer and Robert J. Hugin (each an "Executive") are employed pursuant to substantially similar employment agreements (the "Employment Agreements") providing for their continued employment until January 1, 2003 (the period during which Executive is employed is referred to as the "Employment Period"). The Employment Period shall be automatically renewed for successive one-year terms unless the Company or Executive gives written notice to the other at least six months prior to the expiration of the Employment Period. The Employment Agreements provide Messrs. Jackson, Barer and Hugin with a base salary (which may be increased by the Board of Directors, or a committee thereof) of $300,000, $258,000 and $240,000, respectively, per annum. In addition, each of the Employment Agreements provides for an annual target bonus in an amount equal to 65%, 45% and 35%, respectively, of Executive's base salary measured against objective criteria to be determined by the Board of Directors, or a committee thereof. The Employment Agreements also provide that Messrs. Jackson, Barer and Hugin are entitled to continue to participate in all group health and insurance programs and all other fringe benefit or retirement plans which are generally available to the Company's employees. Each of the Employment Agreements provides that if the Executive is terminated by the Company without cause or due to Executive's disability, he shall be entitled to receive a lump-sum payment in an amount equal to Executive's annual base salary and a pro rata share of Executive's annual target bonus. Upon the occurrence of a change in control (as defined in the Employment Agreements) and thereafter, each Employment Agreement provides that if, (a) at any time within one year of a change in control Executive's employment is terminated by the Company without cause or for disability or by Executive for good reason (as defined in the Employment Agreement) or (b) at any time within 90 days prior to a change in control, Executive's employment is terminated by the Company without cause or by Executive for good reason, Executive shall be entitled to receive: (i) a lump sum payment in an amount equal to three times Executive's base salary and three times Executive's highest annual bonus within the three years prior to the change in control; (ii) any accrued benefits; (iii) payment of health and welfare premiums for Executive and his dependants; and (iv) full and immediate vesting of all stock options and equity awards; provided, however, that such payment shall be reduced by any payments made to Executive prior to the change in control pursuant to Sections 10(a)(iv) and (v) of the Employment Agreements. Each Employment Agreement also provides that Executive shall be entitled to receive a gross-up payment on any payments made to Executive that are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, except that a gross-up will not be made if the payments made to Executive do not exceed 105% of the greatest amount that could be paid to Executive such that the receipt of payments would not give rise to the excise tax. Each Executive is subject to a non-compete which applies during the period the Executive is employed and until the first anniversary of the date Executive's employment terminates (the non-compete applies to the second anniversary of the date Executive's employment terminates if the Executive receives change in control payments and benefits).

STOCK OPTIONS

     The following table provides information concerning grants of stock options to the following named executive officers in fiscal 2000.

                       OPTION GRANTS DURING FISCAL 2000

                                                                                                POTENTIAL REALIZABLE VALUE AT
                                             NUMBER OF    % OF TOTAL                               ASSUMED ANNUAL RATES OF
                                             SECURITIES     OPTIONS                               STOCK PRICE APPRECIATION
                                             UNDERLYING   GRANTED TO     EXERCISE                      FOR OPTION TERM
                                DATE OF       OPTIONS      EMPLOYEES      PRICE      EXPIRATION ----------------------------
NAME                             GRANT      GRANTED (1)   IN 2000(2)    PER SHARE       DATE          5%           10%
----------------------------   ---------   ------------- ------------ ------------- ----------- ------------- -------------
John W. Jackson ............   2/03/00        300,000         9.2%      $ 25.7917     2/03/10    $3,868,755    $7,737,510
                               9/19/00        150,000         4.6%      $ 65.3750     9/19/10    $4,903,125    $9,806,250
Sol J. Barer, Ph.D .........   2/03/00        150,000         4.6%      $ 25.7917     2/03/10    $1,934,378    $3,868,755
                               9/19/00        105,000         3.2%      $ 65.3750     9/19/10    $3,432,188    $6,864,375
Robert J. Hugin ............   2/03/00        105,000         3.2%      $ 25.7917     2/03/10    $1,354,065    $2,708,129
                               9/19/00         75,000         2.3%      $ 65.3750     9/19/10    $2,451,563    $4,903,125

----------
(1) All options granted in 2000 were granted pursuant to the Company's 1998 Long-Term Incentive Plan or the 1992 Long-Term Incentive Plan. The grants to Mr. Jackson, Dr. Barer and Mr. Hugin are exercisable in annual increments of 33 1/3% of each total grant, beginning on the date of grant. All options were granted at the fair market value of Common Stock on the effective date of grant.
(2) The total number of options granted to employees in 2000 was 3,266,281.


     The following table sets forth information for each of the named executive officers with respect to the value of options exercised during the year ended December 31, 2000 and the value of outstanding and unexercised options held as of December 31, 2000. There were no SARs exercised during 2000 and none were outstanding as of December 31, 2000.


                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF
                                                           SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                            UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                            SHARES           VALUE          AT FISCAL YEAR-END          AT FISCAL YEAR-END(2)
                           ACQUIRED        REALIZED    ----------------------------- ----------------------------
NAME                   ON EXERCISE (#)      ($)(1)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------- ----------------- -------------- ------------- --------------- ------------- --------------
John W. Jackson .....     580,400        $26,454,173     508,869        840,001       $10,639,547   $16,036,257
Sol J. Barer, Ph.D ..     338,764        $12,876,982     398,579        354,899       $ 8,980,377   $ 6,746,513
Robert J. Hugin .....     100,700        $ 4,945,930     109,300        420,000       $ 1,580,271   $ 8,657,091

----------
(1) Represents the difference between the average high and low trading price of the Common Stock on the Nasdaq National Market on the date the shares were acquired and the average high and low exercise price of the options exercised multiplied by the number of shares acquired upon exercise.

(2) Represents the difference between the closing market price of the Common Stock as reported by the Nasdaq National Market on December 29, 2000 of $32.50 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options.

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

     Under our 1998 incentive program, it was agreed that each year, subject to the achievement of certain goals by the Company, we would grant at certain dates pursuant to approval of the compensation committee of the Board of Directors, options to purchase shares of common stock. A similar incentive program has been designed for 2000 based on attainment of corporate, business unit, and individual goals. The program is open to all regular full-time employees, other than the executive officers of the Company.

     Chief Executive Officer Compensation. Pursuant to Mr. Jackson's contract with the Company entered into on January 1, 2000, Mr. Jackson received base salary of $372,500 for 2000. Mr. Jackson also received a bonus of $338,975 for 2000. Factors considered in determining Mr. Jackson's bonus included the successful attainment of several important milestones in the development of our products, as well as comparisons to total compensation packages of chief executive officers at corporations within our industry that are of comparable size.

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

DIRECTOR COMPENSATION

     Directors do not receive salaries for serving as directors nor do they receive any cash compensation for serving on committees; however, all members of the Board of Directors who are not employees of the Company ("Non-Employee Directors") receive $1,500 for each Board Meeting attended and are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1995 Non-Employee Directors' Plan (the "Directors' Option Plan").

     The Directors' Option Plan was adopted by the Board of Directors on April 5, 1995, and approved by the Company's stockholders at the 1995 Annual Meeting of Stockholders. At the Annual Meeting of the Company held in 1997, the Director's Option Plan was amended to increase the number of shares of the Company's Common Stock that may be issued upon exercise of options granted thereunder from 750,000 shares to 1,050,000. At the Annual Meeting of the Company held in 1999, the Directors' Option Plan was amended to increase the number of shares of the Company's Common Stock that may be issued upon exercise of options granted thereunder from 1,050,000 shares to 1,800,000 shares. The Directors' Option Plan currently provides for the granting to Non-Employee Directors of non-qualified options to purchase an aggregate of not more than 1,800,000 shares (subject to adjustment in certain circumstances) of Common Stock.

     Under the Directors' Option Plan, each Non-Employee Director as of April 5, 1995 was granted a non-qualified option to purchase 60,000 shares of Common Stock, and each new Non-Employee Director upon the date of his or her election or appointment will be granted a non-qualified option to purchase 20,000 shares of Common Stock. These initial options vest in four equal annual installments commencing on the first anniversary of the date of grant, assuming the Non-Employee Director remains a director.

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

     All options granted pursuant to the Directors' Option Plan will expire no later than 10 years from the date of grant and no options may be granted after June 16, 2005. If a Non-Employee Director terminates his service on the Board of Directors for any reason, options which were exercisable on the date of termination and which have not expired may be exercised at any time until the date of expiration of such options. In addition, if there is a change of control and within two years thereafter a director is removed without cause (as defined) or is not nominated for election by the Company's stockholders, all unvested portions of a stock option will automatically vest.

     In  2000,  pursuant  to  the  1995  Directors' Option Plan, each of Messrs.
Bowman, Cary, Hayes, Morgan, Robb, Schroeder and Dr. Kaplan received an option to purchase 15,000 shares of Common Stock at an exercise price of $59.6875 per share, the fair market value of the stock on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below sets forth the beneficial ownership of the Common Stock as of February 15, 2001 (i) by each director, (ii) by each of the named executive officers, (iii) by all directors and executive officers of Celgene as a group, and (iv) by all persons known by the Board of Directors to be beneficial owners of more than five percent of the outstanding shares of Common Stock.


                                                                             AMOUNT AND
                                                                              NATURE OF              PERCENT OF
NAME                                                                    BENEFICIAL OWNERSHIP           CLASS
----------------------------------------------------------------   ------------------------------   -----------
John W. Jackson ................................................             1,015,626 (1)(2)            1.4%
Sol J. Barer, Ph.D. ............................................               630,171 (1)(2)(3)           *
Robert J. Hugin ................................................               163,831 (1)(2)              *
Frank T. Cary ..................................................               323,340 (1)(4)              *
Arthur Hull Hayes, Jr., M.D. ...................................               150,000 (1)                 *
Richard C.E. Morgan. ...........................................               267,270 (1)(5)              *
Walter L. Robb, Ph.D. ..........................................               281,000 (1)(6)              *
Lee J. Schroeder ...............................................               162,000 (1)(7)              *
Gilla Kaplan ...................................................                30,000 (1)                 *
Jack L. Bowman .................................................                58,100 (1)                 *
All directors and current executive officers of the Company as a
 group (ten persons) ...........................................             3,081,338 (8)               4.0%
FMR Corp. ("FMR") ..............................................            10,904,170 (9)              14.1%

----------
*  Less than one percent (1%).

(1) Includes shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options within 60 days of February 15, 2001, as follows: John W. Jackson -- 643,868; Sol J. Barer
    --  528,477;  Robert  J.  Hugin  -- 144,300; Frank T. Cary -- 30,000; Arthur
    Hull Hayes, Jr. -- 150,000; Richard C.E. Morgan -- 0; Walter L. Robb -- 198,000; Lee J. Schroeder -- 0; Gilla Kaplan -- 30,000; Jack Bowman --55,100. Does not include shares of Common Stock which the directors and executive officers have the right to acquire through the exercise of options not exercisable within 60 days of February 15, 2001, as follows:
    John W. Jackson -- 570,002; Sol J. Barer -- 225,000; Robert J. Hugin -- 385,000; Frank T. Cary -- 15,000; Arthur Hull Hayes, Jr. -- 15,000;
    Richard C.E. Morgan -- 15,000; Walter L. Robb -- 15,000; Lee J. Schroeder -- 15,000; Gilla Kaplan -- 60,999; and Jack L. Bowman -- 45,000.
(2) Includes shares of Common Stock reflecting matching contributions under the Company's 401(k) Plan in which the executive officers will vest within 60 days of February 15, 2001.
(3) Includes with respect to Dr. Barer, 45 shares owned by the daughter of Dr. Barer, as to which shares Dr. Barer disclaims beneficial ownership.
(4) Includes with respect to Mr. Cary, 75,000 shares owned by a trust in which Mr. Cary is one of the trustees and holds a pecuniary interest.
(5) Includes with respect to Mr. Morgan, 270 shares owned by the son of Mr. Morgan, as to which shares Mr. Morgan disclaims beneficial ownership. In addition, Mr. Morgan has entered into two "zero cost collars", one involving 60,000 shares of Common Stock and one involving 102,000 shares of Common Stock.
(6) Includes with respect to Mr. Robb, 30,000 shares owned by a trust in which Mr. Robb is a trustee.
(7) Includes with respect to Mr. Schroeder, 16,500 shares owned by the spouse of Mr. Schroeder, as to which shares Mr. Schroeder disclaims beneficial ownership.
(8) Includes or excludes, as the case may be, shares of Common Stock as indicated in the preceding footnotes.
(9) Information  regarding  FMR  was  obtained  from  a questionnaire and from a
    Schedule 13G, filed by FMR with the Securities and Exchange Commission. Such Schedule 13G states that, through two wholly owned subsidiaries
    (Fidelity Management & Research Company and Fidelity Management Trust Company) and a former indirect subsidiary (Fidelity International Limited) FMR beneficially owns 10,904,170 shares of Common Stock, and has sole dispositive power over all 10,904,170 shares and sole voting power over 284,340 of such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND REPORTS ON FORM 8-K.


     (a)(1),(1)(2)   See   Index   to   Consolidated  Financial  Statements  and
Consolidated Financial Statement Schedule immediately following Exhibit Index.

     (b) None

     (c) Exhibits

     The following exhibits are filed with this report:

 EXHIBIT
   NO.                                         EXHIBIT DESCRIPTION
-------- ----------------------------------------------------------------------------------------------
 3.1     Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit
         3.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).
 3.2     Bylaws of the Company (incorporated by reference to the Company's Current Report on Form
         8-K, dated September 16, 1996).
10.1     Lease Agreement, dated January 16, 1987, between the Company and Powder Horn Associates
         (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form
         S-1, dated July 24, 1987).
10.2     1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy
         Statement, dated May 30, 1997).
10.3     1995 Non-Employee Directors' Incentive Plan (incorporated by reference to Exhibit A to the
         Company's Proxy Statement, dated May 24, 1999).
10.4     Rights Agreement, dated as of September 16, 1996, between Celgene Corporation and American
         Stock Transfer & Trust Company (incorporated by reference to the Company's Registration
         Statement on Form 8A, filed on September 16, 1996).
10.5     Form of indemnification agreement between the Company and each officer and director of the
         Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form
         10-K for the year ended December 31, 1996).
10.6     Employment Agreement dated as of January 1, 2000 between the Company and John W. Jackson
         (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1999).
10.7     Employment Agreement dated as of January 1, 2000 between the Company and Sol J. Barer
         (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for
         the year ended December 31, 1999).
10.8     Manufacturing Agreement between Penn Pharmaceuticals Limited and the Company
         (incorporated by reference to the Company's Registration Statement on Form S-3 dated
         November 25, 1997 (No. 333-38891)).
10.9     Celgene Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).
10.10    Form of Stock Option Agreement to be issued in connection with the Celgene Corporation
         Replacement Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's
         Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).
10.11    1998 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy
         Statement, dated May 18, 1998).
10.12    Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail Laboratories
         Incorporated (incorporated by reference in the Company's Current Report on Form 8-K filed on
         July 17, 1998.)

  EXHIBIT
    NO.                                          EXHIBIT DESCRIPTION
---------- -----------------------------------------------------------------------------------------------
10.13      Agreement dated December 9, 1998 between the Company and EntreMed, Inc. (certain portions of the agreement have been omitted and filed separately with the United States Securities and
           Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1999).
10.14      Employment Agreement dated as of January 1, 2000 between the Company and Robert J. Hugin
           (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for
           the year ended December 31, 1999).
10.15      Note Purchase Agreement dated January 20, 1999 between the Company and the Purchasers named on Schedule I to the agreement in connection with the purchase of $15,000,000 principal amount of the Company's 9.00% Senior Convertible Note Due January 20, 2004 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1999).
10.16      Form of 9.00% Senior Convertible Note Due January 20, 2004 (incorporated by reference to
           Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1999).
10.17      Registration Rights Agreement dated as of January 20, 1999 between the Company and the
           Purchasers in connection with the issuance of the Company's 9.00% Senior Convertible Note
           Due January 20, 2004 (incorporated by reference to Exhibit 10.24 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1999).
10.18      Note Purchase Agreement dated July 6, 1999 between the Company and the Purchasers named in Schedule I to the agreement in connection with the purchase of $15,000,000 principal amount of the Company's 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1999).
10.19      Form of 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit
           10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.20      Registration Rights Agreement dated as of July 6, 1999 between the Company and the
           Purchasers in connection with the issuance of the Company's 9.00% Senior Convertible Note
           Due June 30, 2004 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.21      Development and License Agreement between the Company and Novartis Pharma AG, dated
           April 19, 2000.
10.22      Collaborative Research and License Agreement between the Company and Novartis Pharma
           AG, dated December 20, 2000.
23.1       Consent of KPMG LLP
23.2       Consent of Ernst & Young LLP, Former Independent Auditors of Signal Pharmaceuticals, Inc.
24.1       Power of Attorney (included in Signature Page).

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


     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CELGENE CORPORATION


                                        By /s/ John W. Jackson
                                          -----------------------------
                                            John W. Jackson
                                             Chairman of the Board and
                                             Chief Executive Officer


Date: March 20, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                              TITLE                        DATE
--------------------------------   ------------------------------------   ---------------
         /s/ John W. Jackson       Chairman of the Board and              March 20, 2001
 ---------------------------       Chief Executive Officer
           John W. Jackson

           /s/ Sol J. Barer        Director, President and Chief          March 20, 2001
 ---------------------------       Operating Officer
          Sol J. Barer

         /s/ Robert J. Hugin       Chief Financial Officer and Senior     March 20, 2001
 ---------------------------       Vice President
         Robert J. Hugin

         /s/ Jack L. Bowman        Director                               March 20, 2001
 ---------------------------
            Jack L. Bowman

          /s/ Frank T. Cary        Director                               March 20, 2001
 ---------------------------
          Frank T. Cary

    /s/ Arthur Hull Hayes, Jr.     Director                               March 20, 2001
 ---------------------------
      Arthur Hull Hayes, Jr.

           SIGNATURE                              TITLE                          DATE
------------------------------   ---------------------------------------   ---------------
        /s/ Gilla Kaplan         Director                                  March 20, 2001
 ---------------------------
          Gilla Kaplan
     /s/ Richard C.E. Morgan     Director                                  March 20, 2001
 ---------------------------
        Richard C.E. Morgan
         /s/ Walter L. Robb      Director                                  March 20, 2001
 ---------------------------
         Walter L. Robb
        /s/ Lee J. Schroeder     Director                                  March 20, 2001
 ---------------------------
        Lee J. Schroeder

       /s/ James R. Swenson      Controller (Chief Accounting Officer)     March 20, 2001
 ---------------------------
        James R. Swenson


     The foregoing constitutes a majority of the directors.

                              CELGENE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                            PAGE
                                                                                           -----
Consolidated Financial Statements
 Independent Auditors' Report ............................................................ F-2
 Consolidated Balance Sheets as of December 31, 2000 and 1999 ............................ F-4
 Consolidated Statements of Operations - Years Ended December 31, 2000, 1999 and 1998 .... F-5
 Consolidated Statements of Stockholders' Equity (Deficit) - Years Ended December 31,
2000,
   1999 and 1998 ......................................................................... F-6
 Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998 .... F-9
 Notes to Consolidated Financial Statements .............................................. F-11
Consolidated Financial Statement Schedule
 Schedule II - Valuation and Qualifying Accounts ......................................... F-30


                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Celgene Corporation:

     We have audited the consolidated financial statements of Celgene Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed in the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

     The consolidated financial statements of Celgene Corporation and subsidiaries as of December 31, 1999 and for the years ended December 31, 1999 and 1998, have been restated to reflect the pooling-of-interests transaction with Signal Pharmaceuticals, Inc. as described in note 1 to the consolidated financial statements. We did not audit the 1999 and 1998 financial statements of Signal Pharmaceuticals, Inc., which statements reflect total assets constituting 31% in 1999 and total revenues constituting 31% and 80%, in 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Signal Pharmaceuticals, Inc. as of December 31, 1999 and for the years ended December 31, 1999 and 1998, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP


Short Hills, New Jersey
February 1, 2001

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Signal Pharmaceuticals, Inc.

     We have audited the balance sheets of Signal Pharmaceuticals, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Signal Pharmaceuticals, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 1999, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ERNST & YOUNG LLP


San Diego, California
February 4, 2000

                              CELGENE CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                                -----------------------------------
                                                                                       2000             1999*
                                                                                ----------------- -----------------
ASSETS
Current assets:
   Cash and cash equivalents ..................................................  $  161,393,835    $   21,869,256
   Marketable securities available for sale ...................................     144,767,777         7,077,314
   Accounts receivable, net of allowance of $382,577 and $121,437 at
    December 31, 2000 and 1999, respectively ..................................       9,846,000         5,037,431
   Inventory ..................................................................       4,266,257         2,456,059
   Other current assets .......................................................      11,747,727         1,322,996
                                                                                 --------------    --------------
      Total current assets ....................................................     332,021,596        37,763,056
   Plant and equipment, net ...................................................       8,395,902         5,741,389
   Other assets ...............................................................       6,308,417         3,368,090
                                                                                 --------------    --------------
      Total assets ............................................................  $  346,725,915    $   46,872,535
                                                                                 ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable ...........................................................  $   10,868,473    $    3,254,823
   Accrued expenses ...........................................................       9,511,507         7,284,343
   Current portion of capital leases and note obligation ......................         929,258         1,307,467
   Current portion of deferred revenue ........................................      12,473,574         3,449,790
                                                                                 --------------    --------------
      Total current liabilities ...............................................      33,782,812        15,296,423
   Long term convertible notes ................................................      11,713,600        38,494,795
   Capitalized leases and note obligation, net of current portion .............         632,946         1,828,221
   Deferred revenue, net of current portion ...................................       4,866,000           650,002
   Other non-current liabilities ..............................................         197,685           329,918
                                                                                 --------------    --------------
      Total liabilities .......................................................      51,193,043        56,599,359
                                                                                 --------------    --------------
Stockholders' equity (deficit):
   Preferred stock, $.01 par value per share 5,000,000 authorized; none
    outstanding at December 31, 2000 and 1999 .................................              --                --
   Signal convertible preferred stock, 24,742,639 shares authorized; issued and outstanding none and 24,492,639 shares at December 31, 2000 and
    1999, respectively. .......................................................              --        41,330,800
   Common stock, $.01 par value per share 120,000,000 shares authorized;
    issued and outstanding 73,999,889 and 17,858,476 shares at
    December 31, 2000 and 1999, respectively. .................................         739,999           178,584
Additional paid-in capital ....................................................     519,290,323       154,393,662
Accumulated deficit ...........................................................    (220,454,722)     (204,170,352)
Deferred compensation .........................................................      (4,890,607)       (1,272,014)
Notes receivable from stockholders ............................................         (62,000)          (95,600)
Accumulated other comprehensive income (loss) .................................         909,879           (91,904)
                                                                                 --------------    --------------
      Total stockholders' equity (deficit) ....................................     295,532,872        (9,726,824)
                                                                                 --------------    --------------
      Total liabilities and stockholders' equity (deficit) ....................  $  346,725,915    $   46,872,535
                                                                                 ==============    ==============


* Restated-see note 1
See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------------
                                                        2000               1999*               1998*
                                                 -----------------   -----------------   ----------------
Revenue:
 Product sales ...............................     $  62,017,411       $  24,052,124      $   3,265,490
 Research contracts ..........................        15,882,112           9,380,825         12,949,242
 Related-party collaborative agreement
   revenue ...................................         6,349,996           4,525,000          3,000,000
                                                   -------------       -------------      -------------
    Total revenue ............................        84,249,519          37,957,949         19,214,732
                                                   -------------       -------------      -------------
Expenses:
 Cost of goods sold ..........................         9,328,275           2,982,713            282,307
 Research and development ....................        52,711,609          36,393,756         35,344,580
 Selling, general and administrative .........        49,850,550          29,246,777         21,016,748
 Merger-related costs ........................         6,668,110                  --
                                                   -------------       -------------
    Total expenses ...........................       118,558,544          68,623,246         56,643,635
                                                   -------------       -------------      -------------
Operating loss ...............................       (34,309,025)        (30,665,297)       (37,428,903)
Other income and expense:
 Interest income .............................        17,576,856           1,301,803          1,758,069
 Interest expense ............................         2,080,981           3,291,364            708,441
                                                   -------------       -------------      -------------
Loss before tax benefit ......................       (18,813,150)        (32,654,858)       (36,379,275)
Tax benefit ..................................         1,809,677           3,017,910                 --
                                                   -------------       -------------      -------------
Loss from continuing operations ..............       (17,003,473)        (29,636,948)       (36,379,275)
Discontinued operations:
 Loss from operations ........................                --                  --            (59,837)
 Gain on sale of chiral assets ...............           719,103                  --          7,014,830
                                                   -------------       -------------      -------------
Net loss .....................................       (16,284,370)        (29,636,948)       (29,424,282)
Accretion of premium payable on
 preferred stock and warrants ................                --                  --             24,648
Deemed dividend for preferred stock
 conversion discount .........................                --             818,487                 --
                                                   -------------       -------------      -------------
Net loss applicable to common
 stockholders ................................     $ (16,284,370)      $ (30,455,435)     $ (29,448,930)
                                                   =============       =============      =============
Per share of common stock - basic and
 diluted:
 Loss from continuing operations .............     $       (0.25)      $       (0.59)     $       (0.75)
 Discontinued operations:
   Loss from operations ......................                --                  --              (0.00)
   Gain on sale of chiral assets .............              0.01                  --               0.14
                                                   -------------       -------------      -------------
 Net loss applicable to common
   stockholders ..............................     $       (0.24)      $       (0.59)     $       (0.60)
                                                   =============       =============      =============
Weighted average number of shares of
 common stock outstanding ....................        66,598,000          51,449,000         48,811,000
                                                   =============       =============      =============

* Restated-see note 1

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                YEARS ENDED DECEMBER 31, 2000, 1999* AND 1998*

                                                                       SIGNAL CONVERTIBLE
                                              PREFERRED STOCK            PREFERRED STOCK             COMMON STOCK
                                          ------------------------ --------------------------- -------------------------
                                           SHARES       AMOUNT        SHARES        AMOUNT        SHARES       AMOUNT
                                          -------- --------------- ------------ -------------- ------------ ------------
Balances at January 1, 1998 .............     74    $   4,029,455  24,203,931    $39,519,431    15,539,270   $ 155,392
Exercise of stock options and
 warrants ...............................                                                          426,982       4,270
Issuance of common stock for
 technology .............................                                                           11,103         111
Deferred compensation ...................
Amortization of deferred
 compensation ...........................
Costs related to secondary offering .....
Conversion of preferred stock ...........    (74)      (4,054,103)                                 575,669       5,757
Accretion of premium on preferred
 stock ..................................                  24,648
Issuance of common stock for
 employee benefit plans .................                                                            8,317          83
Sale of common stock ....................                                                          199,688       1,997
Comprehensive loss:
 Net loss ...............................
 Net change in unrealized gain
 (loss) on available for sale
 securities .............................
 Total comprehensive loss ...............
 Balances at December 31, 1998 ..........     --    $          --  24,203,931    $39,519,431    16,761,029   $ 167,610
                                             ===    =============  ==========    ===========    ==========   =========



                                                TREASURY STOCK          ADDITIONAL
                                          --------------------------     PAID-IN         ACCUMULATED       DEFERRED
                                             SHARES        AMOUNT        CAPITAL           DEFICIT       COMPENSATION
                                          ------------ ------------- --------------- ------------------ --------------
Balances at January 1, 1998 .............    (22,888)    $ (76,535)   $131,690,219     $ (144,265,987)   $   (511,510)
Exercise of stock options and
 warrants ...............................                                3,136,394
Issuance of common stock for
 technology .............................                                  726,889
Deferred compensation ...................                                1,019,170                         (1,019,170)
Amortization of deferred
 compensation ...........................                                                                     607,788
Costs related to secondary offering .....                                  (73,136)
Conversion of preferred stock ...........                                4,048,346
Accretion of premium on preferred
 stock ..................................                                                     (24,648)
Issuance of common stock for
 employee benefit plans .................     22,888        76,535         387,070
Sale of common stock ....................                                2,498,003
Comprehensive loss:
 Net loss ...............................                                                 (29,424,282)
 Net change in unrealized gain
 (loss) on available for sale
 securities .............................
 Total comprehensive loss ...............
 Balances at December 31, 1998 ..........         --     $      --    $143,432,955     $ (173,714,917)   $   (922,892)
                                             =======     =========    ============     ==============    ============

                                                           ACCUMULATED
                                               NOTES          OTHER
                                            RECEIVABLE    COMPREHENSIVE
                                               FROM          INCOME
                                           STOCKHOLDERS      (LOSS)          TOTAL
                                          -------------- -------------- ---------------
Balances at January 1, 1998 .............   $       --     $  48,341     $  30,588,806
Exercise of stock options and
 warrants ...............................      (95,600)                      3,045,064
Issuance of common stock for
 technology .............................                                      727,000
Deferred compensation ...................                                           --
Amortization of deferred
 compensation ...........................                                      607,788
Costs related to secondary offering .....                                      (73,136)
Conversion of preferred stock ...........                                           --
Accretion of premium on preferred
 stock ..................................                                           --
Issuance of common stock for
 employee benefit plans .................                                      463,688
Sale of common stock ....................                                    2,500,000
Comprehensive loss:
 Net loss ...............................                                  (29,424,282)
 Net change in unrealized gain
 (loss) on available for sale
 securities .............................                    (42,115)          (42,115)
                                                                         -------------
 Total comprehensive loss ...............                                  (29,466,397)
                                                                         -------------
 Balances at December 31, 1998 ..........   $  (95,600)    $   6,226     $   8,392,813
                                            ==========     =========     =============



* Restated-see note 1

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         YEARS ENDED DECEMBER 31, 2000, 1999* AND 1998* -- (CONTINUED)


                                                                                  SIGNAL CONVERTIBLE
                                                            PREFERRED STOCK        PREFERRED STOCK
                                                           ----------------- ---------------------------
                                                            SHARES   AMOUNT     SHARES        AMOUNT
                                                           -------- -------- ------------ --------------
Balances at January 1, 1999 ..............................   --       $ --    24,203,931   $39,519,431
Exercise of stock options and warrants ...................
Issuance of Series F-1 preferred stock ...................                       288,708       992,882
Imputed dividend on Series F-1 preferred stock ...........                                     818,487
Issuance of common stock and options for services ........
Deferred compensation ....................................
Amortization of deferred compensation ....................
Expense related to non-employee stock options ............
Issuance of common stock for employee benefit plans.
Issuance of options related to license agreement .........
Comprehensive loss:
 Net loss ................................................
 Net change in unrealized gain (loss) on available for
 sale securities .........................................
 Total comprehensive loss ................................
 Balances at December 31, 1999 ...........................   --       $ --    24,492,639   $41,330,800
                                                             ==       ====    ==========   ===========




                                                                  COMMON STOCK         TREASURY STOCK     ADDITIONAL
                                                           ------------------------- -----------------      PAID-IN
                                                              SHARES       AMOUNT     SHARES   AMOUNT       CAPITAL
                                                           ------------ ------------ -------- -------- ----------------
Balances at January 1, 1999 ..............................  16,761,029   $ 167,610     --       $ --    $ 143,432,955
Exercise of stock options and warrants ...................   1,015,471      10,154                          8,415,647
Issuance of Series F-1 preferred stock ...................
Imputed dividend on Series F-1 preferred stock ...........
Issuance of common stock and options for services ........          60           1                              4,271
Deferred compensation ....................................                                                  1,024,244
Amortization of deferred compensation ....................
Expense related to non-employee stock options ............                                                     20,646
Issuance of common stock for employee benefit plans.            81,916         819                            799,004
Issuance of options related to license agreement .........                                                    696,895
Comprehensive loss:
 Net loss ................................................
 Net change in unrealized gain (loss) on available for
 sale securities .........................................
 Total comprehensive loss ................................
 Balances at December 31, 1999 ...........................  17,858,476   $ 178,584     --       $ --    $ 154,393,662
                                                            ==========   =========     ==       ====    =============


                                                                                                                 ACCUMULATED
                                                                                                     NOTES          OTHER
                                                                                                  RECEIVABLE    COMPREHENSIVE
                                                               ACCUMULATED         DEFERRED          FROM          INCOME
                                                                 DEFICIT         COMPENSATION    STOCKHOLDERS      (LOSS)
                                                           ------------------ ----------------- -------------- --------------
Balances at January 1, 1999 ..............................   $ (173,714,917)    $    (922,892)    $  (95,600)    $    6,226
Exercise of stock options and warrants ...................
Issuance of Series F-1 preferred stock ...................
Imputed dividend on Series F-1 preferred stock ...........         (818,487)
Issuance of common stock and options for services ........
Deferred compensation ....................................                         (1,024,244)
Amortization of deferred compensation ....................                            675,122
Expense related to non-employee stock options ............
Issuance of common stock for employee benefit plans.
Issuance of options related to license agreement .........
Comprehensive loss:
 Net loss ................................................      (29,636,948)
 Net change in unrealized gain (loss) on available for
 sale securities .........................................                                                          (98,130)
 Total comprehensive loss ................................
 Balances at December 31, 1999 ...........................   $ (204,170,352)    $  (1,272,014)    $  (95,600)    $  (91,904)
                                                             ==============     =============     ==========     ==========




                                                                 TOTAL
                                                           ----------------
Balances at January 1, 1999 ..............................  $   8,392,813
Exercise of stock options and warrants ...................      8,425,801
Issuance of Series F-1 preferred stock ...................        992,882
Imputed dividend on Series F-1 preferred stock ...........             --
Issuance of common stock and options for services ........          4,272
Deferred compensation ....................................             --
Amortization of deferred compensation ....................        675,122
Expense related to non-employee stock options ............         20,646
Issuance of common stock for employee benefit plans.              799,823
Issuance of options related to license agreement .........        696,895
Comprehensive loss:
 Net loss ................................................    (29,636,948)
 Net change in unrealized gain (loss) on available for
 sale securities .........................................        (98,130)
                                                            -------------
 Total comprehensive loss ................................    (29,735,078)
                                                            -------------
 Balances at December 31, 1999 ...........................  $  (9,726,824)
                                                            =============


* Restated-see note 1

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
         YEARS ENDED DECEMBER 31, 2000, 1999* AND 1998* -- (CONTINUED)


                                                                                     SIGNAL CONVERTIBLE
                                                            PREFERRED STOCK           PREFERRED STOCK
                                                           ----------------- ---------------------------------
                                                            SHARES   AMOUNT       SHARES           AMOUNT
                                                           -------- -------- ---------------- ----------------
Balances at January 1, 2000 ..............................   --     $ --         24,492,639    $   41,330,800
Exercise of stock options and warrants ...................
Issuance of common stock for employee benefit plans .
Issuance of common stock in follow-on offering ...........
Costs related to follow-on offering ......................
Conversion of long term convertible notes ................
Shares issued for stock split ............................
Conversion of Signal preferred stock .....................                      (24,492,639)      (41,330,800)
Deferred compensation ....................................
Amortization of deferred compensation ....................
Expense related to non-employee stock options ............
Collection of notes receivable from stockholders .........
Issuance of Signal preferred stock warrants for
 promissory note .........................................
Comprehensive loss:
 Net loss ................................................
 Net change in unrealized gain (loss) on -- available
 for sale securities .....................................
 Total comprehensive loss ................................
 Balances at December 31, 2000 ...........................   --     $ --                 --    $           --
                                                             ==     ====        ===========    ==============






                                                                 COMMON STOCK        TREASURY STOCK      ADDITIONAL
                                                           ------------------------ -----------------     PAID-IN
                                                              SHARES       AMOUNT    SHARES   AMOUNT      CAPITAL
                                                           ------------ ----------- -------- -------- ---------------
Balances at January 1, 2000 ..............................  17,858,476   $178,584     --     $ --      $154,393,662
Exercise of stock options and warrants ...................   2,424,930     24,250                        10,433,512
Issuance of common stock for employee benefit plans .           40,394        404                         1,047,351
Issuance of common stock in follow-on offering ...........   2,934,000     29,340                       278,524,620
Costs related to follow-on offering ......................                                                 (885,160)
Conversion of long term convertible notes ................   4,358,260     43,583                        26,780,983
Shares issued for stock split ............................  43,305,104    433,051                          (433,051)
Conversion of Signal preferred stock .....................   3,078,725     30,787                        41,301,823
Deferred compensation ....................................                                                6,706,274
Amortization of deferred compensation ....................
Expense related to non-employee stock options ............                                                  970,309
Collection of notes receivable from stockholders .........
Issuance of Signal preferred stock warrants for
 promissory note .........................................                                                  450,000
Comprehensive loss:
 Net loss ................................................
 Net change in unrealized gain (loss) on -- available
 for sale securities .....................................
 Total comprehensive loss ................................
 Balances at December 31, 2000 ...........................  73,999,889   $739,999     --     $ --      $519,290,323
                                                            ==========   ========     ==     ====      ============

                                                                                                                 ACCUMULATED
                                                                                                     NOTES          OTHER
                                                                                                  RECEIVABLE    COMPREHENSIVE
                                                               ACCUMULATED         DEFERRED          FROM          INCOME
                                                                 DEFICIT         COMPENSATION    STOCKHOLDERS      (LOSS)
                                                           ------------------ ----------------- -------------- --------------
Balances at January 1, 2000 ..............................   $ (204,170,352)    $  (1,272,014)    $  (95,600)    $  (91,904)
Exercise of stock options and warrants ...................
Issuance of common stock for employee benefit plans .
Issuance of common stock in follow-on offering ...........
Costs related to follow-on offering ......................
Conversion of long term convertible notes ................
Shares issued for stock split ............................
Conversion of Signal preferred stock .....................
Deferred compensation ....................................                         (6,706,274)
Amortization of deferred compensation ....................                          3,087,681
Expense related to non-employee stock options ............
Collection of notes receivable from stockholders .........                                            33,600
Issuance of Signal preferred stock warrants for
 promissory note .........................................
Comprehensive loss:
 Net loss ................................................      (16,284,370)
 Net change in unrealized gain (loss) on -- available
 for sale securities .....................................                                                        1,001,783
 Total comprehensive loss ................................
 Balances at December 31, 2000 ...........................   $ (220,454,722)    $  (4,890,607)    $  (62,000)    $  909,879
                                                             ==============     =============     ==========     ==========



                                                                 TOTAL
                                                           -----------------
Balances at January 1, 2000 ..............................   $  (9,726,824)
Exercise of stock options and warrants ...................      10,457,762
Issuance of common stock for employee benefit plans .            1,047,755
Issuance of common stock in follow-on offering ...........     278,553,960
Costs related to follow-on offering ......................        (885,160)
Conversion of long term convertible notes ................      26,824,566
Shares issued for stock split ............................              --
Conversion of Signal preferred stock .....................           1,810
Deferred compensation ....................................              --
Amortization of deferred compensation ....................       3,087,681
Expense related to non-employee stock options ............         970,309
Collection of notes receivable from stockholders .........          33,600
Issuance of Signal preferred stock warrants for
 promissory note .........................................         450,000
Comprehensive loss:                                                     --
 Net loss ................................................     (16,284,370)
 Net change in unrealized gain (loss) on -- available
 for sale securities .....................................       1,001,783
                                                             -------------
 Total comprehensive loss ................................     (15,282,587)
                                                             -------------
 Balances at December 31, 2000 ...........................   $ 295,532,872
                                                             =============




*Restated-see note 1


See accompanying notes to consolidated financial statements.

                    CELGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                  YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------------------------------
                                                                         2000               1999*               1998*
                                                                  -----------------   -----------------   -----------------
Cash flows from operating activities:
Loss from continuing operations ...............................    $  (17,003,473)      $ (29,636,948)      $ (36,379,275)
Adjustments to reconcile net loss from continuing
 operations to net cash used in operating activities:
 Depreciation and amortization of long-term assets ............         3,722,467           3,038,222           2,394,197
 Provision for accounts receivable allowances .................           130,000              58,051              43,386
 Non-cash stock-based compensation ............................         4,057,990             700,040             614,788
 Amortization of debt issuance and warrant costs ..............           700,000             250,000                  --
 Amortization of discount on note obligations .................           274,848             192,978              47,142
 Shares issued for employee benefit plans .....................         1,047,755             799,823             463,688
Change in current assets and liabilities:
 Increase in accounts receivable ..............................        (4,938,569)         (2,285,845)         (1,332,190)
 Increase in inventory ........................................        (1,810,198)           (884,651)         (1,571,408)
 Increase in other operating assets ...........................       (10,649,979)           (393,863)           (291,164)
 Increase in accounts payable and accrued expenses ............         9,793,831           2,469,216           4,614,073
 Increase(decrease) in deferred revenue .......................        13,239,782           2,068,693          (2,334,111)
                                                                   --------------       -------------       -------------
Net cash used in continuing operations ........................        (1,435,546)        (23,624,284)        (33,730,874)
Net cash used in discontinued operations ......................                --                  --             (59,837)
                                                                   --------------       -------------       -------------
Net cash used in operating activities .........................        (1,435,546)        (23,624,284)        (33,790,711)
                                                                   --------------       -------------       -------------
Cash flows from investing activities:
Capital expenditures ..........................................        (9,637,333)         (1,875,072)         (2,188,910)
Proceeds from sales and maturities of marketable
 securities available for sale ................................       139,575,925          17,781,948          29,776,137
Purchases of marketable securities available for sale .........      (276,264,605)        (16,444,276)        (26,201,862)
Proceeds from sale of chiral intermediate assets ..............           719,103                  --           7,500,000
Purchase of license rights ....................................                --            (450,000)           (280,000)
                                                                   --------------       -------------       -------------
Net cash provided by (used in) investing activities ...........      (145,606,910)           (987,400)          8,605,365
                                                                   --------------       -------------       -------------
Cash flows from financing activities:
Net proceeds from follow-on public offering ...................       277,668,800                  --             (73,136)
Proceeds from sale of stock ...................................                --                  --           2,500,000
Proceeds from notes receivable from stockholders ..............            33,600                  --                  --
Proceeds from exercise of common stock options and
 warrants .....................................................        10,457,762           8,425,801           3,045,064
Net proceeds from issuance of preferred stock .................                --             992,882                  --
Repayment of capital lease and note obligations ...............        (1,593,127)         (1,751,059)         (1,652,334)
Capital lease funding .........................................                --                  --             260,195
Debt issuance costs ...........................................                --            (750,000)                 --
Net proceeds from issuance of convertible notes ...............                --          30,000,000           8,348,959
                                                                   --------------       -------------       -------------
Net cash provided by financing activities .....................       286,567,035          36,917,624          12,428,748
                                                                   --------------       -------------       -------------
Net increase (decrease) in cash and cash equivalents ..........       139,524,579          12,305,940         (12,756,598)
Cash and cash equivalents at beginning of year ................        21,869,256           9,563,316          22,319,914
                                                                   --------------       -------------       -------------
Cash and cash equivalents at end of year ......................    $  161,393,835       $  21,869,256       $   9,563,316
                                                                   ==============       =============       =============

* Restated-see note 1

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED )


                                                                             YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                      2000             1999*            1998*
                                                                 --------------   --------------   --------------
Supplemental schedule of non-cash investing and
 financing activity:
Change in net unrealized gain (loss) on marketable
 securities available for sale ...............................    $ 1,001,783      $   (98,130)      $  (42,115)
                                                                  ===========      ===========       ==========
Issuance of options related to license agreement .............    $        --      $   696,895       $  720,000
                                                                  ===========      ===========       ==========
Capital lease obligations entered into for equipment .........    $        --      $   526,128       $2,343,033
                                                                  ===========      ===========       ==========
Issuance of common stock for promissory notes from
 stockholders ................................................    $        --      $        --       $   95,600
                                                                  ===========      ===========       ==========
Issuance of common stock upon the conversion of
 convertible notes and accrued interest thereon, net .........    $26,737,824      $        --       $       --
                                                                  ===========      ===========       ==========
Accretion of premium payable on preferred stock and
 warrants ....................................................    $        --      $        --       $   24,648
                                                                  ===========      ===========       ==========
Deemed dividend for preferred stock conversion discount           $        --      $   818,487       $       --
                                                                  ===========      ===========       ==========
Issuance of common stock upon the conversion of
 convertible preferred stock and Signal preferred stock .         $41,330,800      $        --       $4,054,103
                                                                  ===========      ===========       ==========
Deferred compensation relating to stock options ..............    $ 6,706,274      $ 1,024,244       $1,019,170
                                                                  ===========      ===========       ==========
Supplemental disclosure of cash flow information:
Interest paid ................................................    $ 3,114,144      $ 1,957,325       $  415,228
                                                                  ===========      ===========       ==========
Cash received related to tax benefit .........................    $ 1,089,677      $ 3,017,910       $       --
                                                                  ===========      ===========       ==========

* Restated-see note 1

See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999, AND 1998

(1) NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is an independent biopharmaceutical company engaged in the discovery, development and commercialization of novel human pharmaceuticals for the treatment of cancer and immunological diseases. The Company's primary therapeutic focus is on the development of orally administered, small molecule pharmaceuticals that regulate tumor necrosis factor alpha, or TNF-(alpha), and are anti-angiogenic. TNF-(alpha) has been linked to the cause and symptoms of many chronic inflammatory and immunological diseases. Anti-angiogenic drugs inhibit the growth of undesirable blood vessels, including those that promote tumor growth. The Company's lead product, THALOMID(TM) (thalidomide), was approved for sale in the United States by the U.S. Food and Drug Administration, ("FDA"), on July 16, 1998. THALOMID is approved for the treatment of erythema nodosum leprosum, ("ENL"), an inflammatory complication of leprosy. The Company's cancer and immunology pharmaceutical pipeline is highlighted by two classes of novel and proprietary oral therapeutic agents, IMiDs, or ImmunoModulatory Drugs, and SelCIDs, or Selective Cytokine Inhibitory Drugs. Both classes are being developed for the treatment of cancer, chronic inflammatory diseases, such as inflammatory bowel disease and rheumatoid arthritis, and other diseases of the immune system.

     On August 31, 2000, the Company completed its merger with Signal Pharmaceuticals, Inc. ("Signal"), a privately held San Diego-based biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease. The Company issued 3,710,144 shares of its common stock for all the outstanding common shares of Signal at an exchange ratio of .1257 of a share of Celgene common stock for each share of Signal common stock. Immediately prior to the consummation of the merger, all Signal preferred shares were converted into Signal common shares on a one-for-one basis. In addition, Celgene issued 380,607 options for all the Signal options outstanding at the closing date.

     The merger was accounted for as a pooling-of-interests. All prior period consolidated financial statements of Celgene have been restated to include the results of operations, financial position and cash flows of Signal.

     The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All inter-company transactions have been eliminated. The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The Company is subject to certain risks and uncertainties such as uncertainty of product development, uncertainties regarding regulatory approval, no assurance of market acceptance of products, risk of product liability, uncertain scope of patent and proprietary rights, intense competition, and rapid technological change. THALOMID is the Company's only FDA approved product for sale. Currently, the Company obtains all of its bulk drug substance for THALOMID from a single supplier and relies on a single manufacturer to formulate and encapsulate THALOMID.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) CASH EQUIVALENTS

     At December 31, 2000 and 1999, cash equivalents consisted principally of highly liquid funds invested in commercial paper, money market funds, and United States government securities such as treasury bills and notes. These instruments are stated at cost, which approximates market because of the short maturity of these investments.

     (B) MARKETABLE SECURITIES

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

     All of the Company's marketable securities are classified as securities available for sale in current assets and are carried at fair value. Such securities are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary), if any, are reported in a separate component of stockholders' equity. The cost of the debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income. The cost of securities is based on the specific identification method.

     (C) CONCENTRATION OF CREDIT RISK

     Cash,   cash   equivalents,   and   marketable   securities  are  financial
instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government securities and marketable debt securities of financial institutions and corporations with strong credit ratings. The Company also has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates. Pursuant to Company practice, the Company has historically held the investments to maturity. However, the Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. The Company has not experienced any significant losses on its investments.

     (D) INVENTORY

     Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

     (E) LONG-LIVED ASSETS

     Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. The estimated useful lives of fixed assets are as follows:

          Laboratory equipment and machinery .........   5 years
          Furniture and fixtures .....................   5 years
          Computer equipment .........................   3 years


     Amortization of leasehold improvements is calculated using the straight-line method over the remaining term of the lease or the life of the asset, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while renewals and improvements are capitalized.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used based on undiscounted cash flows and measures the impairment, if any, using discounted cash flows.

     (F) OTHER ASSETS

     Other assets include capitalized costs associated with a new customer service system, certain patent rights and licensed technology. Costs associated with the customer service system, which was primarily developed and implemented during 2000, were capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed and Obtained for Internal Use, and is amortized over its estimated useful life of three years from the date the system was ready for its intended use. At December 31, 2000, computer software costs totaled approximately $4.4 million which is net of $0.5 million in accumulated amortization. The cost of patent rights is amortized using the straight-line method over the life of the patents. The weighted average remaining patent life at December 31, 2000 is

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

11 years. Licensed technology is stated at cost and depreciated over the estimated useful life of three years using the straight-line method. At December 31, 2000 and 1999, patent rights and licensed technology totaled $1.3 million and $1.7 million, respectively, which is net of $1.2 million and $0.4 million in accumulated amortization, respectively.

     (G) RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are expensed as incurred.

     (H) INCOME TAXES

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

     (I) REVENUE RECOGNITION

     Revenue from the sale of products is recognized upon product shipment. Revenue under research contracts is recorded as earned under the contracts, generally as services are provided. In accordance with SEC Staff Accounting Bulletin No. 101, up-front nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones are recognized when and if the milestones are achieved. Continuation of certain contracts and grants are dependent upon the Company achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Grant revenue is recognized in accordance with the terms of the grant and as services are performed, and generally equals the related research and development expense.

     Axys Pharmaceutical ("Axys") is a related party, as the previous Chief Executive Officer of Axys served on the Signal Board of Directors at the time Signal and Axys entered into a collaboration agreement prior to the merger with Celgene. Accordingly, related party revenues of $2.5 million and $625,000 were recorded in 2000 and 1999, respectively.

     Serono S.A. ("Serono") is a related party, based on its ownership interest in Signal at the time Signal and Serono entered into a collaboration agreement. Therefore, revenues from Serono of $3.8 million, $3.9 million and $3.0 million were recognized in 2000, 1999, and 1998, respectively, as related party revenue.

     As a result of the merger, revenues from these companies will cease being classified as related party upon the expiration of the initial term of the respective agreements.

     (J) STOCK OPTION PLANS

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

     When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes this amount to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at their fair value as determined in accordance with SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in
Conjunction with Selling, Goods or Services and recognized over the related vesting period.

     (K) EARNINGS PER SHARE

     "Basic" earnings (loss) per common share equals net income (loss) applicable to common stockholders divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share would equal net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options, and warrants, and the conversion of convertible debentures and preferred stock are all anti-dilutive. The amount of common stock equivalents excluded from the calculation were 11,034,130 in 2000, 19,373,823 in 1999 and 15,074,727 in 1998.

     (L) COMPREHENSIVE INCOME

     Comprehensive income (loss) consists of net losses and the change in net unrealized gains (losses) on securities classified as available for sale and is presented in the consolidated statements of stockholders' equity (deficit).

     (M) PRESENTATION

     In connection with the disposition of the Company's chiral intermediate operation in January 1998 (see Note 15), the financial results applicable to continuing operations exclude amounts from this discontinued operation.

     (N) FINANCIAL INSTRUMENTS AND DERIVATIVES

     The fair value, which equals carrying value, of marketable securities available for sale is based on quoted market prices. For all other financial instruments, excluding convertible notes (see Note 8), their carrying value approximates fair value due to the short maturity of these instruments.

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts and requires derivative instruments to be recognized as assets and liabilities and recorded at fair value. The Company currently is not party to any derivative instruments. Any future transactions involving derivative instruments will be evaluated based on SFAS No. 133.

     (O) WAREHOUSING AND DISTRIBUTION EXPENSES

     Warehousing and distribution expenses are included in selling, general and administrative expenses. Warehousing and distribution expenses totaled approximately $4.5 million, $3.9 million and $0.4 million in 2000, 1999 and 1998, respectively.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

(3) MERGER OF CELGENE AND SIGNAL

     As discussed in Note 1, on August 31, 2000, Celgene completed the merger with Signal in a transaction accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements reflect the combined results of Celgene and Signal as if the merger had been in effect for all periods presented. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the periods prior to the merger follow:

                         SIX MONTHS             YEAR                YEAR
                            ENDED              ENDED               ENDED
                          JUNE 30,          DECEMBER 31,        DECEMBER 31,
                            2000                1999                1998
                      ----------------   -----------------   -----------------
                         (UNAUDITED)
Revenue:
 Celgene ..........    $  28,884,836       $  26,209,624       $   3,800,490
 Signal ...........        5,337,008          11,748,325          15,414,242
                       -------------       -------------       -------------
 Combined .........    $  34,221,844       $  37,957,949       $  19,214,732
                       =============       =============       =============
Net loss:
 Celgene ..........    $  (3,971,178)      $ (21,781,200)      $ (25,067,880)
 Signal ...........       (8,085,818)         (7,855,748)         (4,356,402)
                       -------------       -------------       -------------
 Combined .........    $ (12,056,996)      $ (29,636,948)      $ (29,424,282)
                       =============       =============       =============

     Celgene and Signal incurred direct transaction expenses of approximately $6.7 million which were recognized upon consummation of the merger. The merger-related costs consisted of transaction fees for financial advisors, attorneys, accountants, financial printing and other related charges.


(4) MARKETABLE SECURITIES AVAILABLE FOR SALE

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at December 31, 2000 and 1999, were as follows:

                                                             GROSS          GROSS          ESTIMATED
                                          AMORTIZED       UNREALIZED     UNREALIZED          FAIR
                                            COST             GAIN           LOSS             VALUE
DECEMBER 31, 2000                     ----------------   ------------   ------------   ----------------
Government agencies ...............    $ 113,811,071      $ 411,117      $    (776)     $ 114,221,412
Government bonds & notes ..........          301,758             --           (822)           300,936
Corporate debt securities .........       29,745,069        500,360             --         30,245,429
                                       -------------      ---------      ---------      -------------
                                       $ 143,857,898      $ 911,477      $  (1,598)     $ 144,767,777
                                       =============      =========      =========      =============


                                                           GROSS           GROSS          ESTIMATED
                                         AMORTIZED      UNREALIZED      UNREALIZED          FAIR
                                           COST            GAIN            LOSS             VALUE
DECEMBER 31, 1999                     --------------   ------------   --------------   --------------
Government agencies ...............    $ 2,050,000         $ --         $  (66,325)     $ 1,983,675
Government bonds & notes ..........      2,313,125           --            (25,579)       2,287,546
Corporate debt securities .........      2,806,093           --                 --        2,806,093
                                       -----------         ----         ----------      -----------
                                       $ 7,169,218         $ --         $  (91,904)     $ 7,077,314
                                       ===========         ====         ==========      ===========

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

   Maturities  of  debt  securities  classified  as  available  for sale were as follows at December 31, 2000:

                                                                               ESTIMATED
                                                             AMORTIZED            FAIR
                                                                COST             VALUE
                                                          ---------------   ---------------
       Due within one year ............................    $  88,275,189     $  88,395,791
       Due after one year through five years ..........       48,946,682        49,735,959
       Due after five years through six years .........        6,636,027         6,636,027
                                                           -------------     -------------
                                                           $ 143,857,898     $ 144,767,777
                                                           =============     =============

(5) INVENTORY

     Inventory consists of the following:

                                            DECEMBER 31,
                                   -------------------------------
                                        2000             1999
                                   --------------   --------------
       Raw materials ...........    $   985,556      $ 1,411,663
       Work in process .........      1,869,104          647,841
       Finished goods ..........      1,411,597          396,555
                                    -----------      -----------
                                    $ 4,266,257      $ 2,456,059
                                    ===========      ===========

(6) PLANT AND EQUIPMENT

     Plant and equipment consists of the following:

                                                               DECEMBER 31,
                                                      -------------------------------
                                                           2000             1999
                                                      --------------   --------------
       Laboratory equipment and machinery .........    $ 7,896,666      $ 6,206,768
       Leasehold improvements .....................      7,434,963        6,122,955
       Computer equipment .........................      2,747,181        2,173,784
       Furniture and fixtures .....................      1,224,976        1,074,137
       Leased equipment ...........................      3,547,378        4,133,963
       Construction in progress ...................      2,527,955          219,441
                                                       -----------      -----------
                                                        25,379,119       19,931,048
       Less: accumulated depreciation .............     16,983,217       14,189,659
                                                       -----------      -----------
                                                       $ 8,395,902      $ 5,741,389
                                                       ===========      ===========

(7) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                              DECEMBER 31,
                                                     -------------------------------
                                                          2000             1999
                                                     --------------   --------------
       Professional and consulting fees ..........    $ 1,685,679      $   940,953
       Accrued compensation ......................      4,651,488        3,485,397
       Accrued interest, royalties and license
        fees .....................................      1,530,703        2,214,394
       Accrued sales returns and rebates .........        668,680          128,468
       Other .....................................        974,957          515,131
                                                      -----------      -----------
                                                      $ 9,511,507      $ 7,284,343
                                                      ===========      ===========

(8) CONVERTIBLE DEBT

     On September 16, 1998, the Company issued convertible notes to an institutional investor in the amount of $8,750,000. The notes had a five-year term and a coupon rate of 9.25% with interest payable

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

on a semi-annual basis. The notes contained a conversion feature that allowed the note holders to convert the notes into common shares at $3.67 per share. These notes were issued at a discount of $437,500 which was being amortized over three years. On October 16, 2000, all of the notes were converted into 2,386,387 common shares.

     On January 20, 1999, the Company issued to an institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.00 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). Issuance costs of $750,000 incurred in connection with these notes are being amortized over three years. Just prior to the Company's follow-on offering on February 16, 2000, a portion of the notes totaling $9,288,000 were converted into 1,548,000 common shares and included in the public offering. On May 17, 2000, an additional $3,998,400 of the notes were converted into 666,399 common shares and issued to the noteholder. At December 31, 2000, the remaining notes have a carrying value of $1,713,600 and are convertible into 285,801 common shares.

     On July 6, 1999, the Company issued to a third institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.33 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). There was no fee or discount associated with these notes. On July 6, 2000, $5,000,000 of the notes were converted into 789,474 common shares. At December 31, 2000, the remaining notes have a carrying value of $10,000,000 and are convertible into 1,578,876 common shares.

     On September 26, 2000, the Company entered into an agreement with the note holders of the January 1999 and the July 1999 notes that allows the note holders to take a "short position" in the common stock (as defined in the respective Note Purchase Agreements) of the Company with certain limitations on transactions resulting in a "short position" based upon the level of the stock price. In exchange for the Company consenting to waive the provisions that prohibit short sales, the note holders waive the right to the receipt of any interest after the effective date of August 24, 2000.

     At December 31, 2000 and 1999, the fair value of the Company's convertible notes exceeded their carrying value reflecting the increase to $32.50 and $23.33 per share, respectively, in the market value of the Company's common stock.

(9) SECURED PROMISSORY NOTES

     In June 2000, the Company issued a secured promissory note for up to $5 million that could be borrowed against through December 21, 2000, as needed. The proceeds of the note were to be used for general corporate purposes and working capital. The interest rate floats with the Treasury rate until the proceeds are drawn down and then are fixed for the term, maintaining the spread. The promissory note expired on December 21, 2000 and the Company did not draw down any proceeds from the note. In conjunction with the issuance of the promissory note, the Company issued the creditor a warrant to purchase 150,000 shares of Signal C-2 Preferred Stock.

     In November 1996, the Company issued a secured promissory note for $3,000,000. The proceeds of the note payable were used for general corporate purposes and working capital. The note payable accrued interest at a rate of 14% and was secured by certain assets of the Company. The outstanding obligation at December 31, 1999 of approximately $396,000 was repaid upon its due date during May 2000. In conjunction with the issuance of the promissory note, the Company issued the creditor a warrant to purchase 250,000 shares of Signal Series C-1 Preferred Stock.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

(10) STOCKHOLDERS' EQUITY

     PREFERRED STOCK

     The Board of Directors has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of those shares.

     SERIES A CONVERTIBLE PREFERRED STOCK

     In a private stock placement during 1996, the Company completed the sale of 503 shares of Series A Convertible Preferred Stock, par value $.01 per share, at an issue price of $50,000 per share. All of the shares of the Series A Convertible Preferred Stock with their respective accrued accretion, had been converted or redeemed into 10,026,606 shares of common stock at December 31, 1998.

     During 1996, the Company issued warrants valued at $138,156, that entitle certain holders of the Series A Convertible Preferred Stock to purchase 460,521 shares of common stock at an exercise price of $3.83 per share. The warrants were issued in exchange for the deferral of conversion for 90 days. All these warrants either expired or were exercised for 10,254 shares of common stock at December 31, 1998. In connection with the private placement, the Company also granted to certain executives and affiliates of the placement agent warrants, valued at $60,168, to purchase an aggregate of 200,559 shares of common stock at an exercise price of $6.84 per share, subject to proportional adjustment in the event that the Company undertakes a stock split, stock dividend, recapitalization or similar event. These warrants are exercisable for a period of five years from the date of issuance. As of December 31, 2000, 105,117 warrants were exercised to purchase 69,966 shares of common stock.

     SERIES B CONVERTIBLE PREFERRED STOCK

     During 1997, in a private placement, the Company completed the sale of 5,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"), par value $.01 per share, at an issue price of $1,000 per share. The Company received net proceeds, after offering costs of $4,840,748. Shares could be converted at an initial conversion price of $2.17 per share. All shares of the Series B Preferred had been converted into 2,365,407 shares of common stock at December 31, 1998.

     Under the terms of the private placement, the Company was obligated to issue 1,557,690 warrants to the investor, with a term of four years from the issuance date of the warrants, to acquire a number of shares of common stock. As of December 31, 2000, there were a total of 1,207,693 warrants outstanding. All such warrants have an exercise price of $2.50 per share and expire on June 1, 2002.

     SIGNAL CONVERTIBLE PREFERRED STOCK

     Immediately prior to the consummation of the merger, all Signal preferred shares were converted into Signal common shares on a one-for-one basis and exchanged into Celgene common shares on a .1257-for-1 basis upon consummation of the merger.

     A summary of the Signal convertible preferred stock at December 31, 1999 is as follows:

                                SHARES ISSUED      PREFERENCE IN
                               AND OUTSTANDING      LIQUIDATION
                              -----------------   --------------
  Series A ................        2,626,892       $  2,626,892
  Series B ................        2,875,000          3,450,000
  Series C ................        8,791,432         12,308,005
  Series D ................          732,601          2,000,000
  Series E ................        6,455,493         12,329,929
  Series F ................        2,722,513          8,194,761
  Series F-1 ..............          288,708          1,000,000
                                   ---------       ------------
                                  24,492,639       $ 41,909,587
                                  ==========       ============

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

     Each of the shares of Series A, B, C, D, E, F and F-1 preferred stock were convertible on a one-for-one basis, at the option of the holder, into shares of Signal's common stock.

     Annual  dividends  of $.08, $.10, $.11, $.32, $.15, $.24 and $.28 per share of Series A, B, C, D, E, F and F-1 preferred stock, respectively, were payable whenever funds were legally available and when declared by the Board of Directors. No dividends were paid.

     COMMON STOCK

     On February 16, 2000, the Company completed an offering to sell 10,350,000 shares of its common stock at a price of $33.67 per share. Of the total shares offered, 8,802,000 shares were for the account of the Company and 1,548,000 shares were for the account of a selling shareholder pursuant to the conversion of $9,288,000 of the 9%, January 1999 convertible notes held by that shareholder. Proceeds of the Company, net of expenses, were approximately $278,000,000.

     On April 14, 2000, the Company effected a three-for-one stock split for stockholders of record as of April 11, 2000. On April 10, 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 120,000,000. All share and per share amounts in the consolidated statements of operations and share and per share amounts disclosed in the accompanying notes to the consolidated financial statements have been retroactively restated to reflect the three-for-one stock split. Share and per share amounts in the consolidated balance sheets and statements of stockholders' equity (deficit) have not been retroactively restated to reflect the stock split. During the second quarter 2000, the Company recorded a reclassification of approximately $433,000 to decrease additional paid-in-capital and to increase common stock in order to reflect the three-for-one stock split.

     RIGHTS PLAN

     During 1996, the Company adopted a shareholder rights plan ("Rights Plan"). The Rights Plan involves the distribution of one "Right" as a dividend on each outstanding share of the Company's common stock to each holder of record on September 26, 1996. Each Right shall entitle the holder to purchase one-tenth of a share of common stock. The Rights trade in tandem with the common stock until, and are exercisable upon, certain triggering events, and the exercise price is based on the estimated long term value of the Company's common stock. In certain circumstances, the Rights Plan permits the holders to purchase shares of the Company's common stock at a discounted rate. The Company's Board of Directors retains the right at all times prior to acquisition of 15% of our voting common stock by an acquiror, to discontinue the Rights Plan through the redemption of all rights or to amend the Rights Plan in any respect. On February 17, 2000, the Company's Board of Directors approved an amendment to the Rights Plan changing the initial exercise price thereunder from $100.00 per Right (as defined in the original Rights Plan agreement) to $700.00 per Right and extending the final expiration date of the Rights Plan to February 17, 2010.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)


(11) STOCK BASED COMPENSATION

     (A) STOCK OPTIONS

     The  Company  has  two  equity  incentive  plans  ("Incentive  Plans") that provide for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 4,200,000 shares of common stock under the 1992 plan and 6,500,000 shares of common stock under the 1998 plan, as amended, subject to adjustment under certain circumstances. As a result of the merger with Signal, the Company also assumed the former Signal stock option plans. The options issued pursuant to the former Signal plans converted into Celgene options upon consummation of the merger at a .1257-for-1 exchange ratio. No additional options will be granted from the former Signal plans. The Management Compensation and Development
Committee of the Board of Directors (the "Committee") determines the type, amount and terms, including vesting, of any awards made under the Incentive Plans. The Plans terminate in 2002 and 2008, respectively.

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

     On June 16, 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which provides for the granting of non-qualified stock options to purchase an aggregate of not more than 1,050,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company ("Non-Employee Directors"). Each new Non-Employee Director, upon the date of election or appointment, receives an option to purchase 20,000 shares of common stock. Additionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof for service less than one year). The shares subject to each non-employee director's option grant of 20,000 shares vest in four equal annual installments commencing on the first anniversary of the date of grant. The shares subject to an annual meeting option grant vest in full on the date of the first annual meeting of stockholders held following the date of grant. On June 22, 1999, the stockholders of the Company approved an amendment to the 1995 Non-Employee Directors' Incentive Plan that a.) increased the number of shares authorized to 1,800,000 and b.) provided for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a non-employee director who serves as a member (but not a chairman) of a committee of the Board of Directors and up to 10,000 shares to a non-employee director who serves as the chairman of a committee of the Board of Directors. All options are granted at an exercise price that equals the fair market value of the Company's common stock at the grant date and expire 10 years after the date of grant. This plan terminates in 2005.

     The weighted-average fair value per share for stock options granted was $16.44, $3.06 and $1.31 for stock options granted in 2000, 1999 and 1998, respectively. The Company estimated the fair values using the Black-Scholes option pricing model and used the following assumptions:

                                                     2000         1999         1998
                                                  ----------   ----------   ----------
Risk-free interest rate .......................       4.84%        6.37%        5.68%
Expected stock price volatility ...............         57%          46%          63%
Expected term until exercise (years) ..........        2.81         4.94         2.89
Expected dividend yield .......................          0%           0%           0%

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

     The following table summarizes results as if compensation expense was recorded for the annual option grants under the fair value method:

(THOUSANDS OF DOLLARS,
EXCEPT PER SHARE DATA)                                      2000             1999             1998
----------------------------------------------------   --------------   --------------   --------------
Net loss applicable to common stockholders:
 As reported .......................................     $  (16,284)      $  (30,455)      $  (29,449)
 Pro forma .........................................        (38,011)         (34,248)         (31,181)
Net loss per share applicable to common stockholders
 basic and diluted:
 As reported .......................................     $    (0.24)      $    (0.59)      $    (0.60)
 Pro forma .........................................        (  0.57)         (  0.67)         (  0.64)


     The pro forma effects on net loss applicable to common stockholders and net loss per share applicable to common stockholders (basic and diluted) for 2000, 1999 and 1998 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

     The   following   table  summarizes  the  stock  option  activity  for  the
aforementioned Plans:

                                                                OPTIONS OUTSTANDING
                                                        -----------------------------------
                                           SHARES
                                         AVAILABLE                         WEIGHTED AVERAGE
                                         FOR GRANT           SHARES        PRICE PER SHARE
                                      ---------------   ---------------   -----------------
Balance January 1, 1998 ...........       1,591,896         7,322,463         $   3.14
 Authorized .......................       5,111,400                --               --
 Expired ..........................        (255,288)               --               --
 Granted ..........................      (1,929,741)        1,929,741             3.01
 Exercised ........................              --          (939,017)            2.31
 Cancelled ........................         618,608          (618,608)            3.54
 Repurchases ......................          13,394                --               --
                                         ----------         ---------         --------
Balance December 31, 1998 .........       5,150,269         7,694,579             3.18
 Authorized .......................         870,000                --               --
 Expired ..........................        (210,141)               --               --
 Granted ..........................      (2,715,591)        2,715,591             6.38
 Exercised ........................              --        (2,870,021)            2.81
 Cancelled ........................         184,618          (184,618)            3.38
 Repurchases ......................             219                --               --
                                         ----------        ----------         --------
Balance December 31, 1999 .........       3,279,374         7,355,531             4.50
 Authorized .......................       2,417,100                --               --
 Expired ..........................              --                --               --
 Granted ..........................      (3,266,281)        3,266,281            42.19
 Exercised ........................              --        (2,569,569)            3.66
 Cancelled ........................          99,555           (99,555)           19.62
 Repurchases ......................           2,197                --               --
                                         ----------        ----------         --------
Balance December 31, 2000 .........       2,531,945         7,952,688         $  20.06
                                         ==========        ==========         ========

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

     The following table summarizes information concerning options outstanding under the Incentive Plans at December 31, 2000:

                                            WEIGHTED       WEIGHTED                       WEIGHTED
                               NUMBER        AVERAGE       AVERAGE          NUMBER        AVERAGE
RANGE OF                    OUTSTANDING     EXERCISE      REMAINING      EXERCISABLE      EXERCISE
EXERCISE PRICE              AT 12/31/00       PRICE      TERM (YRS.)     AT 12/31/00       PRICE
------------------------   -------------   ----------   -------------   -------------   -----------
1.11 -- 5.00 ...........     2,218,575     $   3.27           6.4         1,416,186      $   3.36
5.01 -- 15.00 ..........     2,508,423         5.96           8.1           990,444          6.28
15.01 -- 25.00 .........       250,125        17.92           8.9            13,875         17.95
25.01 -- 35.00 .........     1,405,650        25.97           9.1           185,000         25.79
35.01 -- 45.00 .........       134,000        38.34           9.3                --            --
45.01+ .................     1,435,915        63.52           9.6           129,474         62.58
                             ---------     --------           ---         ---------      --------
                             7,952,688     $  20.06           8.1         2,734,979      $   8.81
                             =========     ========           ===         =========      ========

     The Company recorded $6,706,274, $1,024,244 and $1,019,170 of deferred compensation for options granted under the former Signal plans during the 2000, 1999 and 1998, respectively, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The Company is amortizing the deferred compensation over the vesting period of the options and recorded $3,087,681, $675,122 and $607,788 of compensation expense during the years ended December 31, 2000, 1999 and 1998, respectively.

     Former non-employee directors of Signal, who entered into consulting agreements with Celgene effective August 31, 2000, held unvested stock options to purchase 36,457 shares of the Company's common stock. As a result, the Company is required to record compensation expense relative to the fair value of such options which is being recognized over the remaining vesting period for such options. During 2000, 1999 and 1998, the Company recorded $970,309, $20,646 and $0, respectively in compensation expense relating to stock options or warrants issued to consultants, advisors or financial institutions.

     (B) WARRANTS

     In connection with the retention of an investment firm to assist in the sale and issuance of the Series A Convertible Preferred Stock, the Company, in 1996, granted to such firm warrants to purchase until March 10, 2001, 200,559 shares of common stock at a price of $6.84. There were 9,000 warrants outstanding as of December 31, 2000.

     In connection with the placement of the Series B Convertible Preferred Stock in June 1997, the Company issued warrants to purchase 1,557,690 shares of common stock until June 1, 2002, at a price of $2.50 per share. There were 1,207,693 warrants outstanding as of December 31, 2000.

     In conjunction with the issuance of the promissory note in June 2000, the Company issued the creditor a warrant to purchase 150,000 shares of Signal C-2 Preferred Stock at a price of $4.00 per share. The warrant was fair valued at $450,000 which was recorded as interest expense during 2000. None of these warrants outstanding as of December 31, 2000.

     In conjunction with the issuance of a promissory note in November 1996, the Company issued the creditor a warrant to purchase 250,000 shares of Signal Series C-1 Preferred Stock at a price of $2.10 per share. The warrant was valued at $165,000, which was recorded as a discount on the related debt. The value of the warrant was amortized as interest expense over the term of the debt which ended during May 2000. The warrant was not outstanding as of December 31, 2000.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

(12) EMPLOYEE BENEFIT PLANS

     The Company has an investment savings plan and a deferred compensation plan for certain employees, of which the investment savings plan qualifies under Section 401(k) of the Internal Revenue Code. The Company's contributions to the savings plan are discretionary and have historically been made in the form of the Company's common stock. Such contributions are based on specified percentages of employee contributions and aggregated a total expense charged to operations of $1.2 million in 2000 and $1 million in both 1999 and 1998.

     During 2000, the Company's Board of Directors approved a deferred compensation plan effective September 1, 2000. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to 25% of the participant's base salary, 100% of cash bonuses and restricted stock and stock options gains (both subject to a minimum deferral of 50% of each award of restricted stock or stock option gain approved by the Committee for deferral). Company contributions to the deferred compensation plan represent a 100% match of the participant's deferral up to a specified percentage (ranging from 10% to 25%, depending on the employee's position as specified in the plan) of the participant's base salary. All amounts are 100% vested at all times, except with respect to restricted stock, which will not be vested until the date the applicable restrictions lapse. At December 31, 2000, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheet of approximately $122,000, which included the participant's elected deferral of salaries only, the Company's matching contribution and earnings on deferred amounts as of that date.

(13) SPONSORED RESEARCH AND LICENSE AGREEMENT

     NOVARTIS PHARMA AG

     On April 19, 2000, the Company entered into an agreement with Novartis Pharma AG ("Novartis") wherein the Company granted to Novartis an exclusive worldwide license for the development and marketing of d-methylphenidate ("d-MPH"), its chirally pure version of Ritalin. The Company also granted rights to all of its related intellectual property and patents, including new formulations of the currently marketed Ritalin. Celgene received a $10,000,000, nonrefundable, upfront license fee payment in July 2000 and is entitled to receive substantial milestone payments in addition to royalties on the entire family of Ritalin drugs. The upfront license fee of $10,000,000 is being recognized as revenue over a 14 month period commencing June 2000 which is management's estimate of the period of time required to fulfill its obligations related to obtaining FDA approval of the immediate release form of d-MPH. This estimate is subject to change due to uncertainties inherent in the regulatory approval process, which change could have a material impact on the timing of the recognition of revenue. Accordingly, the Company recognized approximately $4,600,000 of research contract revenue for the year ended December 31, 2000. The Company also achieved a milestone of $5,000,000 in December 2000 upon acceptance of the New Drug Application ("NDA") by the FDA for d-MPH. The milestone payment was recognized as research contract revenue in December 2000.

     In December 2000, the Company signed a collaborative research agreement with Novartis for joint research of selective estrogen receptor modulator compounds ("SERMs") for the treatment and prevention of osteoporosis. The
Company received a nonrefundable, upfront payment of $10,000,000 and is entitled to receive milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties upon commercialization of products receiving FDA marketing approval. The upfront payment is being amortized over the estimated two year research period.

     AXYS

     On October 15, 1999, the Company entered into a two-year collaborative research and license agreement with Axys to develop and commercialize certain compounds for use in the prevention and/or treatment of certain human diseases. The Company received an initial non-refundable license fee of

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

$2,000,000 and will receive additional payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. The Company may exercise a profit share option in the United States and possibly other territories at a predetermined point during development in lieu of royalties on product sales. In addition, Axys has agreed to pay the Company certain amounts for the full time equivalent personnel working on the research.

     NIPPON KAYAKU

     In February 1998, the Company entered into a two-year collaborative research and license agreement with Nippon Kayaku to develop and commercialize products based on or derived from a compound supplied by Nippon Kayaku for the treatment and prevention of diseases and disorders of the CNS and PNS. Nippon Kayaku has agreed to pay the Company certain amounts for the full-time equivalent personnel working on the research. Each party is obligated to pay the other royalties on future product sales arising from the collaboration.

     In February 2000, following the initial research phase of the collaboration, the Company executed an interim agreement with Nippon Kayaku under which the Company agreed to enter into a joint agreement to develop and commercialize neuroprotectant drugs for PNS and CNS disorders.

     In July 2000, the Company and Nippon Kayaku mutually agreed to conclude their collaboration. Nippon Kayaku was granted a worldwide, royalty-free license to certain compounds involved in the collaboration.

     DUPONT

     On December 1997, the Company entered into a three-year collaborative research and license agreement with DuPont Pharmaceuticals ("DuPont") to develop and commercialize novel products for the treatment and prevention of human immunodeficiency virus and hepatitis C virus infection. The Company received an initial non-refundable license fee of $1,000,000 and will receive additional payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. In addition, DuPont has agreed to pay the Company certain amounts for the full time equivalent personnel working on the research. Due to the Company's achievement of a certain milestone in 1999, DuPont purchased 288,708 shares of Signal Series F-1 Preferred Stock for total cash proceeds of $1,000,000. In accordance with EITF Issue No. 98-5 the Company recognized an imputed dividend of $818,487 to reflect a beneficial conversion feature on these preferred shares.

     SERONO

     On November 1997, the Company entered into a three-year collaborative research, development and license agreement with Serono to perform research within the field of the modulation of NF-kB. The agreement was extended for one year at the end of the initial three-year term. The Company will receive payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. In addition, Serono makes quarterly payments to the Company to fund research efforts. Serono purchased shares of Signal Series F Preferred Stock in conjunction with the license agreement.

     TANABE

     From March 1996 to March 1998 the Company and Tanabe were engaged in a collaborative program under which Tanabe funded certain research by the Company in target and drug discovery in the fields of inflammatory disease and osteoporosis. In March 1998, the Company and Tanabe mutually agreed to conclude their collaboration and Tanabe licensed from the Company a lead compound that was discovered during the collaboration. Signal retained all other intellectual property rights. Tanabe paid a nonrefundable fee of $1,800,000 to the Company for the exclusive worldwide license to the lead

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

compound and is obligated to make payments to the Company based on the achievement of certain research and development milestones and royalties on any future product sales. The Company has no future performance obligations under this collaboration.


(14) INCOME TAXES

     At December 31, 2000 and 1999, the tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                   2000               1999
                                                            -----------------   ----------------
Deferred assets:
 Federal and state net operating loss carryforwards .....    $  125,087,000      $  84,536,000
 Capitalized research expenses ..........................         6,788,000            921,000
 Research and experimentation tax credit
   carryforwards ........................................         6,111,000          5,861,000
 Plant and equipment, principally due to differences
   in depreciation ......................................         2,168,000          2,027,000
 Patents, principally due to differences in
   amortization .........................................           111,000             58,000
 Accrued and other expenses .............................         4,470,000            711,000
                                                             --------------      -------------
   Total deferred tax assets ............................       144,735,000         94,114,000
Valuation allowance .....................................      (144,735,000)       (94,114,000)
                                                             --------------      -------------
 Net deferred tax assets ................................    $           --      $          --
                                                             ==============      =============


     During 2000 and 1999, the Company recognized a tax benefit of $1,809,677 and $3,017,910, respectively, from the sale of certain State net operating loss carryforwards.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2000, the Company had Federal net operating loss carryforwards of approximately $312,307,000 and combined State net operating loss carryforwards of approximately $228,225,000 that will expire in the years 2001 through 2010. State net operating loss carryforwards differ from Federal net operating loss carryforwards primarily due to the fact that the Company sold approximately $60,082,000 of its State net operating loss carryforwards during 2000 and 1999 and approximately $24,000,000 has expired. The Company also has research and experimentation credit carryforwards of approximately $6,111,000 that expire in the years 2001 through 2015. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs. Signal experienced an ownership change, as that term is defined in section 382 of the Internal Revenue Code, when it was merged with Celgene. As such, there is an annual limitation on the use of this Net Operating Loss in the amount of approximately $11,580,000. Of the deferred tax asset related to the Federal and State net operating loss carryforwards, approximately $56,000,000 relates to a tax deduction for non qualified stock options. The Company will increase additional paid in capital when those benefits are realized for tax purposes.

(15) DISCONTINUED OPERATION

     On January 9, 1998, the Company concluded an agreement with Cambrex Corporation ("Cambrex") for Cambrex to acquire Celgene's chiral intermediate business for approximately $15,000,000. The Company received $7,500,000 upon the closing of the transaction, and will receive future royalties with a present value not exceeding $7,500,000, with certain minimum royalty payments in the third through

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

sixth year following the closing of the transaction. Included in the transaction are the rights to Celgene's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the current pipeline of third party products and the equipment and personnel associated with the business. During the fourth quarter 2000, the Company received $719,103 pursuant to the minimum royalty provision of the agreement.

(16) COMMITMENTS AND CONTINGENCIES

     (A) LEASES

     The Company leases its offices and research facilities under several operating lease agreements. The minimum annual rents may be subject to specified annual rental increases. The non-cancelable lease terms for the operating leases expire at various dates between 2002 and 2011 and each agreement includes renewal options ranging from one or two additional three or five-year terms. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. The Company received approximately $450,000 per year from 1998 through 2000 from Cambrex Corporation under a facilities sub-lease agreement. The fees were for rent, utilities and other services.

     In July 1997, the Company entered into an equipment leasing agreement; under the agreement, the Company can lease up to $1,000,000 of equipment for a three year term after which the Company can purchase the equipment for a nominal value. Through December 31, 2000, the Company has leased $675,000 of laboratory equipment under this agreement. In addition, the Company leases certain laboratory equipment and machinery and office furniture under other capital lease arrangements with three year terms and options to extend the lease term to five years. Assets held under capital leases are included in plant and equipment and the amortization of these assets is included with depreciation expense.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2000 are:

                                                                                OPERATING        CAPITAL
YEAR ENDING DECEMBER 31                                                          LEASES          LEASES
--------------------------------------------------------------------------   --------------   ------------
2001 .....................................................................    $  1,990,452     $  996,444
2002 .....................................................................       2,062,221        602,705
2003 .....................................................................       2,098,221         46,801
2004 .....................................................................       1,131,000             --
2005 .....................................................................       1,131,000             --
Later years, through 2010 ................................................       3,772,000             --
                                                                              ------------     ----------
 Total minimum lease payments ............................................    $ 12,184,894      1,645,950
                                                                              ------------
 Less amount representing interest .......................................                         83,746
                                                                                               ----------
 Present value of net minimum capital lease payments .....................                      1,562,204
 Less current installments of obligations under capital leases ...........                        929,258
                                                                                               ----------
 Obligations under capital leases, excluding current installments ........                     $  632,946
                                                                                               ==========

     Total rental expense under operating leases amounted to $2,142,937, $1,815,792 and $1,930,670 in 2000, 1999 and 1998, respectively.

     (B) EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain officers and employees. The related outstanding annual commitment through 2002 is approximately $2.3 million (excluding any change in control provisions). Employment contracts provide for an increase in compensation reflecting annual reviews and related salary adjustments.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

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

     The Company has an agreement with Penn Pharmaceutical, Ltd. of Great Britain ("Penn") for the production of THALOMID. Penn manufactures THALOMID and sells it exclusively to the Company. The agreement is renewable for one year terms and has been renewed for 2001, for facility payments totaling approximately $540,000.

     In October 1997, the Company entered into a contract with Boston University to manage the surveillance registry which is intended to monitor compliance to the requirements of the Company's S.T.E.P.S. (System for THALOMID Education and Prescribing Safety) program for all THALOMID patients. The contract is renewable for one year terms upon agreement of both parties and has been renewed for 2001. Under the terms of the agreement, the Company is required to make quarterly payments of approximately $404,000.

     In September 1999, the Company entered into a Master Clinical Service agreement with Premier Research Worldwide, Ltd. ("PRWW") under which work orders may be executed from time to time for PRWW to provide services in support of clinical development projects. In 2001, the Company anticipates payments to PRWW of approximately $2,200,000 under three such work orders.

     In December 1998, the Company entered into an exclusive license agreement with EntreMed, Inc. ("EntreMed") whereby EntreMed granted to the Company an exclusive license to its patent and technology rights for thalidomide. In return, EntreMed will receive royalties on all sales of THALOMID.

     In December 1997, the Company entered into a research agreement with the University of Glasgow for clinical testing and evaluation of certain of Celgene's patented compounds. Under terms of the agreement, the Company agreed to pay the University approximately $200,000 in two annual installments. The term of the original agreement was for two years and has been extended through 2001.

     In 1998, the Company paid $280,000 in cash and issued 30,168 shares of common stock related to a license agreement with the University of Massachusetts and capitalized the total value of $1,000,000 as purchased technology. The Company has future commitments to pay up to an additional $4,100,000 to licensees based on the achievement of certain milestones, as well as royalties upon commercial sales, if any, of certain products. Such fees or milestone payments may also involve the issuance of up to 7,542 shares of common stock, which would be recorded at the fair value at the date of issuance.

     (D) CONTINGENCIES

     The Company believes it maintains insurance coverage adequate for its current needs.

     The Company's operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company reviews the effects of such laws and regulations on its operation and modifies its operations as appropriate. The Company believes it is in substantial compliance with all applicable environmental laws and regulations.

(17) SEGMENTS

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the use of the management approach in identifying and disclosing financial information about segments of an enterprise. The Company is engaged in the discovery, development and commercialization of orally

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 - (CONTINUED)

administered, small molecule drugs for the treatment of cancer and immunological diseases. Additionally, the Company's chiral chemistry program develops chirally pure versions of existing compounds for both pharmaceutical and agrochemical markets. The Company markets and sells its product in the United States and the Company is managed and operates as one business segment.

     All of the Company's customers are located in the United States. In 2000, five customers accounted for 54.5% of total product sales revenue. At December 31, 2000, these customers had an aggregate outstanding accounts receivable balance that represented 78.1% of the total balance. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2000, 1999, AND 1998 -- (CONTINUED)

(18) QUARTERLY RESULTS OF OPERATIONS
     (UNAUDITED)

                                                      THREE MONTHS ENDED,
                                         ---------------------------------------------
                                          DECEMBER 31,   SEPTEMBER 30,     JUNE 30,
                                              2000            2000           2000
                                         -------------- --------------- --------------
                                         (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE
                                                           AMOUNTS)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA (1):
Total revenue ..........................  $     27,323   $     22,705    $     19,685
Gross profit(2) ........................        13,892         15,144          13,652
Merger-related costs ...................          (500)         7,168              --
Tax benefit ............................         1,810             --              --
Net income(loss) .......................  $      3,693   $     (7,471)   $     (5,882)
Net income (loss) per share
 applicable to stockholders:(3)
Basic ..................................  $       0.05   $      (0.11)   $      (0.09)
Diluted ................................  $       0.05   $      (0.11)   $      (0.09)
Weighted average number of shares of
 common stock outstanding--basic (3) ...    73,314,000     68,301,000      65,349,000
Weighted average number of shares of
 common stock outstanding--diluted (3) .    81,662,000     68,301,000      65,349,000



                                                                     THREE MONTHS ENDED,
                                         ---------------------------------------------------------------------------
                                            MARCH 31,    DECEMBER 31,   SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                              2000           1999            1999           1999           1999
                                         -------------- -------------- --------------- -------------- --------------
                                                   (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA (1):
Total revenue ..........................  $     14,537   $     12,347   $      9,286    $      9,097   $      7,228
Gross profit(2) ........................        10,002          8,082          5,614           4,537          2,836
Merger-related costs ...................            --             --             --              --             --
Tax benefit ............................            --          3,018             --              --             --
Net income(loss) .......................  $     (6,625)  $     (4,808)  $     (8,234)   $     (7,789)  $     (8,805)
Net income (loss) per share
 applicable to stockholders:(3)
Basic ..................................  $      (0.11)  $      (0.11)  $      (0.16)   $      (0.15)  $      (0.17)
Diluted ................................  $      (0.11)  $      (0.11)  $      (0.16)   $      (0.15)  $      (0.17)
Weighted average number of shares of
 common stock outstanding--basic (3) ...    59,151,000     52,404,000     51,478,000      51,147,000     50,656,000
Weighted average number of shares of
 common stock outstanding--diluted (3) .    59,151,000     52,404,000     51,478,000      51,147,000     50,656,000

(1) Amounts are restated to reflect the merger with Signal Pharmaceuticals, Inc. on August 31, 2000 which was accounted for as a pooling-of-interests.
(2) Gross profit is calculated as product sales less cost of goods sold.
(3) These amounts are adjusted for the three-for-one stock split effected April 2000.

                              CELGENE CORPORATION
                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                BALANCE AT           ADDITIONS                        BALANCE AT
                                               BEGINNING OF         CHARGED TO                          END OF
                                                   YEAR          EXPENSE OR SALES      DEDUCTIONS        YEAR
                                              --------------   --------------------   ------------   -----------
Year ended December 31, 2000
 Allowance for doubtful accounts ..........      $ 101,437        $    130,000        $       --      $231,437
 Allowance for sales returns ..............         75,327           2,522,000 (1)     2,216,239       381,088
 Allowance for customer discounts .........         20,000           1,304,000 (1)     1,172,860       151,140
                                                 ---------        ------------        ----------      --------
                                                 $ 196,764        $  3,956,000        $3,389,099      $763,665
                                                 =========        ============        ==========      ========
Year ended December 31, 1999
 Allowance for doubtful accounts ..........      $  43,386        $     58,051        $       --      $101,437
 Allowance for sales returns ..............             --           1,131,572 (1)     1,056,245        75,327
 Allowance for customer discounts .........             --             453,208 (1)       433,208        20,000
                                                 ---------        ------------        ----------      --------
                                                 $  43,386        $  1,642,831        $1,489,453      $196,764
                                                 =========        ============        ==========      ========

Year ended December 31, 1998
 Allowance for doubtful accounts ..........             --        $     43,386                --      $ 43,386
                                                 =========        ============        ==========      ========


(1) Amounts are a reduction from gross sales