Form 10-Q
period 2001-03-31
CELGENE CORP /DE/
filed 2001-05-10
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                           22-2711928
     ------------------------------------       ---------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)             Identification  Number)

       7 Powder Horn Drive, Warren, NJ                    07059
     ------------------------------------                 -----
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

At April 30, 2001, 75,118,395 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                Page No.
PART I           FINANCIAL INFORMATION


   Item I        Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of March 31, 2001 (unaudited)
                 and December 31, 2000                              3

                 Consolidated Statements of Operations
                 - Three-Month Period Ended
                 March 31, 2001 and 2000 (unaudited)                4

                 Consolidated Statements of Cash Flows
                 - Three-Month Period Ended
                 March 31, 2001 and 2000 (unaudited)                5

                 Notes to Unaudited Consolidated
                 Financial Statements                               7

   Item 2        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations     11

   Item 3        Quantitative and Qualitative Disclosures
                 About Market Risk                                 14

PART II          OTHER INFORMATION                                 15

                 Signatures                                        16

                               Celgene Corporation
                           Consolidated Balance Sheets

                                                                                              March 31,2001  December 31, 2000
                                                                                              -------------  -----------------
                                                                                                (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                                  $ 105,796,944    $ 161,393,835
   Marketable securities available for sale                                                     200,120,800      144,767,777
   Accounts receivable, net of allowance of $403,469 and
     $382,577 at March 31, 2001 and December 31, 2000, respectively                               9,986,385        9,846,000
   Inventory                                                                                      5,299,565        4,266,257
   Other current assets                                                                           5,859,720       11,747,727
                                                                                              -------------    -------------
      Total current assets                                                                      327,063,414      332,021,596

   Plant and equipment, net                                                                       9,494,338        8,395,902
   Other assets                                                                                   6,006,498        6,308,417
                                                                                              -------------    -------------
      Total assets                                                                            $ 342,564,250    $ 346,725,915
                                                                                              =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                           $   7,107,316    $  10,868,473
   Accrued expenses                                                                               6,065,693        9,511,507
   Current portion of capital leases                                                                907,498          929,258
   Current portion of deferred revenue                                                            9,507,279       12,473,574
                                                                                              -------------    -------------
      Total current liabilities                                                                  23,587,786       33,782,812

   Long term convertible notes                                                                   11,713,600       11,713,600
   Capitalized leases, net of current portion                                                       405,486          632,946
   Deferred revenue, net of current portion                                                       3,616,000        4,866,000
   Other non-current liabilities                                                                  1,200,464          197,685
                                                                                              -------------    -------------
      Total liabilities                                                                          40,523,336       51,193,043
                                                                                              -------------    -------------

Stockholders' equity:
   Preferred stock,$.01 par value per share;
      5,000,000 authorized; none outstanding at
      March 31, 2001 and December 31, 2000, respectively                                               --               --
   Common stock, $.01 par value per share, 120,000,000 shares authorized;
      issued and outstanding 74,844,277 and 73,999,889 shares
      at March 31, 2001 and December 31, 2000, respectively                                         748,443          739,999
   Additional paid-in capital                                                                   523,151,641      519,290,323
   Accumulated deficit                                                                         (220,342,215)    (220,454,722)
   Deferred compensation                                                                         (4,185,318)      (4,890,607)
   Notes receivable from stockholders                                                               (62,000)         (62,000)
   Accumulated other comprehensive income                                                         2,730,363          909,879
                                                                                              -------------    -------------
      Total stockholders' equity                                                                302,040,914      295,532,872
                                                                                              -------------    -------------
      Total liabilities and stockholders' equity                                              $ 342,564,250    $ 346,725,915
                                                                                              =============    =============

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Month Period Ended March 31,
                                          ----------------------------------

                                                2001            2000*
                                                ----            -----
Revenue:

  Product sales                            $ 17,008,407    $ 11,776,442
  Research contracts                          4,765,893       1,195,726
  Related-party collaborative  agreement
     revenue                                    625,000       1,675,000
                                           ------------    ------------
    Total revenue                            22,399,300      14,647,168
                                           ------------    ------------

Expenses:

  Cost of goods sold                          2,694,967       1,774,235
  Research and development                   13,204,450      12,382,606
  Selling, general and administrative        11,282,914       8,703,981
                                           ------------    ------------
    Total expenses                           27,182,331      22,860,822
                                           ------------    ------------

Operating loss                               (4,783,031)     (8,213,654)

Other income and expense:
  Interest income                             4,927,943       2,429,763
  Interest expense                               32,405         841,154
                                           ------------    ------------
Net income (loss)                          $    112,507    $ (6,625,045)
                                           ============    ============

Net income(loss) per common share:
  Basic                                    $       0.00    $      (0.11)
                                            ============    ============
  Diluted                                  $       0.00    $      (0.11)
                                           ============    ============
Weighted average number of shares of
   common stock outstanding:
   Basic                                     74,439,000      59,151,000
                                           ============    ============
   Diluted                                   80,608,000      59,151,000
                                           ============    ============

* Restated-see note 2

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Month Period Ended March 31,
                                                              2001               2000 *
                                                         ---------------   ----------------
Cash flows from operating activities:
Net income (loss)                                       $     112,507    $  (6,625,045)
Adjustments to reconcile net income (loss)
  to net cash used in operating
  activities:
    Depreciation and amortization of long-term assets       1,104,906          777,686
    Non-cash stock-based compensation                         851,284          697,305
    Amortization of debt issuance and warrant costs              --             62,500
    Amortization of discount on note obligations                 --             48,245
    Shares issued for employee benefit plans                  695,966        1,047,755

Change in current assets & liabilities:
   Increase in accounts receivable                           (140,385)        (729,061)
   Increase in inventory                                   (1,033,308)        (158,442)
   (Increase)decrease in other operating assets             5,892,083       (1,574,372)
   Decrease in accounts payable
      and accrued expenses                                 (6,204,191)      (1,916,178)
   Decrease in deferred revenue                            (4,216,295)        (574,997)
                                                        -------------    -------------
Net cash used in operating activities                      (2,937,433)      (8,944,604)
                                                        -------------    -------------
Cash flows from investing activities:
Capital expenditures                                       (1,905,500)        (861,138)
Proceeds from sales and maturities of marketable
   securities available for sale                           53,815,293        6,056,918
Purchases of marketable securities
   available for sale                                    (107,347,832)    (129,238,497)
                                                        -------------    -------------
Net cash used in investing activities                     (55,438,039)    (124,042,717)
                                                        -------------    -------------
Cash flows from financing activities:
Net proceeds from follow-on public offering                      --        277,896,182
Proceeds from exercise of common stock
   options and warrants                                     3,027,801        2,447,384
Repayment of capital leases and note obligations             (249,220)        (503,038)
                                                        -------------    -------------
Net cash provided by financing activities                   2,778,581      279,840,528
                                                         -------------    -------------
Net increase (decrease) in cash and cash
   equivalents                                            (55,596,891)     146,853,207

Cash and cash equivalents at beginning of period          161,393,835       21,869,256
                                                         -------------    -------------
Cash and cash equivalents at end of period              $ 105,796,944    $ 168,722,463
                                                        =============    =============

* Restated-see note 2

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                   Three Month Period Ended March 31,
                                                           2001          2000 *
                                                   ----------------   ---------------
Supplemental schedule of non-cash investing and
  financing activity:
Change in net unrealized gain(loss) on
   marketable securities available for sale         $     1,820,484   $  278,756
                                                    ===============   ==========

Conversion of convertible notes                     $          --     $9,288,000
                                                    ===============   ==========
Issuance of common stock for promissory notes
  from stockholders                                 $          --     $   37,500
                                                    ===============   ==========

Deferred compensation related to stock options      $          --     $7,232,293
                                                    ===============   ==========

Supplemental disclosure of cash flow information:
Interest paid                                       $        32,405   $1,873,909
                                                    ===============   ==========

* Restated-see note 2

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

1. Basis of Presentation
   ---------------------

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

          In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results may not be indicative of the results that may be expected for the year. Certain adjustments and reclassifications were made to conform to the current year presentation.

          The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10K.

2. Merger of Celgene and Signal
   ----------------------------

          On August 31, 2000, Celgene completed the merger with Signal Pharmaceuticals, Inc.("Signal") in a transaction accounted for as a pooling-of-interests. Accordingly, all prior period consolidated financial statements of Celgene have been restated to include the results of operations, financial position and cash flows of Signal. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements for the periods prior to the merger follow:

                              Six Months     Three Months
                                Ended           Ended
                               June 30,       March 31,
                                2000            2000
                            ------------    ------------
Revenue:
 Celgene                    $ 28,884,836    $ 11,976,442
 Signal                        5,337,008       2,670,726
                            ------------    ------------
 Combined                   $ 34,221,844    $ 14,647,168
                            ============    ============

Net loss:
 Celgene                    $ (3,971,178)   $ (3,144,446)
 Signal                       (8,085,818)     (3,480,599)
                            ------------    ------------
 Combined                   $(12,056,996)   $ (6,625,045)
                            ============    ============

3. Earnings per Share
   ------------------

          "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts for the three month period ended March 31, 2000 are the same since the assumed exercise of stock options and warrants, and the conversion of convertible notes and preferred stock are all anti-dilutive because of the loss incurred by the Company during this period. The amount of common stock equivalents excluded from the calculation were 4,695,804 at March 31, 2001 and 18,685,436 at March 31, 2000.

4. New Accounting Pronouncement
   ----------------------------

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

5. Marketable Securities Available for Sale
   ----------------------------------------

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at March 31, 2001 and December 31, 2000 were as follows:

                                              Gross             Gross       Estimated
  MARCH 31, 2001              Amortized     Unrealized       Unrealized        Fair
                                Cost           Gain             Loss          Value
                            ------------   ------------   ------------    ------------
Government agencies         $ 60,021,271   $    731,171   $       --      $ 60,752,442
Government bonds & notes         301,758          4,617           --           306,375
Corporate debt securities    137,067,408      1,995,835         (1,260)    139,061,983
                            ------------   ------------   ------------    ------------
Total                       $197,390,437   $  2,731,623   $     (1,260)   $200,120,800
                            ============   ============   ============    ============

                                             Gross          Gross           Estimated
                             Amortized     Unrealized    Unrealized          Fair
DECEMBER 31, 2000              Cost           Gain           Loss           Value
                           ------------   ------------   ------------    ------------
Government agencies        $113,811,071   $    411,117   $       (776)   $114,221,412
Government bonds & notes        301,758           --             (822)        300,936
Corporate debt
securities                   29,745,069        500,360           --        30,245,429
                           ------------   ------------   ------------    ------------
Total                      $143,857,898   $    911,477   $     (1,598)   $144,767,777
                           ============   ============   ============    ============

6. Inventory
   ---------
                                                    March 31,  December 31,
                                                     2001         2000
                                                  ----------   ----------
            Raw materials                         $1,799,325   $  985,556
            Work in process                        1,758,865    1,869,104
            Finished goods                         1,741,375    1,411,597
                                                  ----------   ----------
                 Total                            $5,299,565   $4,266,257
                                                  ==========   ==========
7. Convertible Notes
   -----------------

          On September 16, 1998, the Company issued convertible notes to an institutional investor in the amount of $8,750,000. The notes had a five year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The notes contained a conversion feature that allowed the note holders to convert the notes into common shares at $3.67 per share. These notes were issued at a discount of $437,500 which was being amortized over three years. On October 16, 2000, all of the notes were converted into 2,386,387 common shares.

          On January 20, 1999, the Company issued to an institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). Issuance costs of $750,000 incurred in connection with these notes are being amortized over three years. During 2000, $13,286,400 of the notes were converted into 2,214,399 common shares. At March 31, 2001, the remaining notes have a carrying value of $1,713,600 and are convertible into 285,601 common shares.

          On July 6, 1999, the Company issued to a third institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.33 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). There was no fee or discount associated with these notes. On July 6, 2000, $5,000,000 of the notes were converted to 789,474 common shares. At March 31, 2001, the remaining notes have a carrying value of $10,000,000 and are convertible into 1,578,948 common shares.

          On September 26, 2000, the Company entered into an agreement with the note holders of the January 1999 and the July 1999 notes which allows the note holders to take a "short position" in the common stock (as defined in the respective Note Purchase Agreements) of the Company with certain limitations on transactions resulting in a "short position" based upon the level of the stock price. In exchange for the Company consenting to waive the provisions that prohibit short sales, the note holders waive the right to the receipt of any interest after the effective date of August 24, 2000.

8. Comprehensive Income (Loss)
   ---------------------------

          Comprehensive income(loss) includes net income(loss) and other comprehensive income(loss) which refers to those revenues, expenses, gains and losses which are excluded from net income(loss). Other comprehensive income
(loss) includes unrealized gains and losses on marketable securities classified as available-for-sale.

                                                    Three Month Period Ended
                                              ---------------------------------
                                              March 31, 2001      March 31, 2000
                                              --------------      --------------
Net income(loss)                                $   112,507        $(6,625,045)
Other comprehensive income(loss)                  1,820,484           (278,756)
                                                -----------        -----------
Total comprehensive income(loss)                $ 1,932,991        $(6,903,801)
                                                ===========        ===========






9. Stockholders' Equity
   --------------------

Warrants to Acquire Common Stock

          Under the terms of a private placement of Series B Preferred Stock with Chancellor LGT Asset Management, Inc. ("Chancellor") entered into on June 9, 1997, the Company was obligated to issue warrants to Chancellor to acquire a number of shares of common stock. As of March 31, 2001, there were a total of 1,067,693 warrants outstanding. All such warrants have an exercise price of $2.50 per share and expire on June 1, 2002.

Deferred Compensation Expense

          Prior to the merger, Signal recorded an aggregate of approximately $9.4 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation is being amortized over the vesting period of the options. Through March 31, 2001, the Company has recorded approximately $5.2 million of compensation expense of which $705,000 and $625,000 was recorded in the first quarter of 2001 and 2000, respectively.

          The Company recorded compensation expense relating to stock options and warrants issued to consultants, advisors or financial institutions and other stock-based compensation in the amount of $146,000 and $36,400 for the first quarter of 2001 and 2000, respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------
Three month period ended March 31, 2001 vs.
Three month period ended March 31, 2000
---------------------------------------

         Total revenue. Our total revenue for the three month period ended March 31, 2001 increased 53% to approximately $22.4 million compared with approximately $14.6 million for the same period in 2000. Revenue in 2001 consisted of THALOMID sales of $17.0 million, research contract revenue of $4.8 million, and related party revenue of $0.6 million compared with THALOMID sales of $11.8 million, research contract revenue of $1.2 million, and related party revenue of $1.7 million during the comparable period in 2000. The growth in THALOMID sales primarily is related to increased use in oncology indications. The increase in research contract revenue is primarily related to the amortization of a portion of the up-front payments from two separate research agreements with Novartis Pharma AG. Revenue from related party collaborative agreements decreased in the first quarter of 2001 as a party to one of the agreements, Serono S.A., is no longer classified as a related party after the initial term of the agreement has been completed. While the agreement has been extended, the revenue is classified as research contract revenue.

         Cost of goods sold. Cost of goods sold during the first quarter 2001 was $2.7 million compared with approximately $1.8 million in the comparable period in 2000. The cost of goods sold relates entirely to sales of THALOMID and accordingly, the increase in cost of goods sold is related primarily to the increased volume of THALOMID sales.

         Research and development expenses. Research and development expenses increased by 7% in the first quarter 2001 to approximately $13.2 million compared to approximately $12.4 million for the first quarter 2000. The increase was primarily due to spending for preclinical toxicology and pharmacology studies and phase I and phase II clinical trials for our Selective Cytokine Inhibitory Drugs ("SelCIDs") and Immunomodulatory Drugs ("IMiDs"), and preclinical development for our Selective Estrogen Receptor Modulators ("SERMs") cancer program. The increased spending was partially offset by a reduction in spending on d-methylphenidate ("d-MPH"), with required clinical development for the New Drug Application having been completed.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2001 increased by 30% to approximately $11.3 million compared with approximately $8.7 million for the same period in 2000. The increase was due primarily to the expansion of the sales and marketing organization and related expenses.

         Interest income and expense. Interest income for the first quarter 2001 increased significantly to approximately $4.9 million compared with approximately $2.4 million for the same period in 2000. The increase was due to the investment of the net proceeds of approximately $278.0 million from the follow-on public offering in February 2000 and $25.0 million received from Novartis Pharma AG for up-front and milestone payments in the second half of 2000 and first quarter of 2001.

         Interest expense for the first quarter 2001 decreased to approximately $32,000 compared to approximately $841,000 for the same period in 2000. The decrease was due primarily to the conversion of $27.0 million of the convertible notes and an agreement with the remaining note holders which waives their rights to interest on the notes in exchange for a waiver of certain trading restrictions.

         Net income(loss). We recorded net income for the first quarter 2001 of approximately $113,000 compared with a loss of $6.6 million for the same period in 2000. The net income was due to the increase in total revenue and interest income, offset in part by increased research and development expenses, selling, general and administrative expenses as described above.

         Liquidity and Capital Resources. Since inception, we have financed our working capital requirements primarily through private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from research contracts and product sales. Through March 31, 2001, we raised approximately $378.0 million in net proceeds from various public and private offerings, including our initial public offering in July 1987 and a follow-on public offering in February 2000. We also issued convertible notes in September 1998, January 1999, and July 1999 with net proceeds aggregating approximately $38.0 million. We also received $25.0 million from two separate research and license agreements during 2000 and the first quarter of 2001.

         Our net working capital at March 31, 2001 increased moderately to approximately $303.5 million from approximately $298.2 million at December 31, 2000. The increase in working capital was due primarily to a decrease in accounts payable and accrued expenses and the amortization of deferred revenue, offset in part by a decrease in other current assets.

         Cash and cash equivalents and marketable securities remained virtually unchanged at March 31, 2001 from December 31, 2000.

         We expect that our rate of spending will increase as the result of increased research and product development spending at Signal, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID and increased capital requirements. We believe that our current cash resources, revenue from various research collaborations, as well as the increasing revenue from sales of THALOMID will provide sufficient capital for our operations for the foreseeable future.

Cautionary Statements for Forward-Looking Information
-----------------------------------------------------

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Our holdings of financial instruments comprise a mix of securities that may include U.S. corporate debt, U.S. government debt, and commercial paper. All such instruments are classified as securities available for sale. Generally, we do not invest in portfolio equity securities or commodities or use financial derivatives for trading purposes. Our debt security portfolio represents funds held temporarily pending use in our business and operations. We manage these funds accordingly. We seek reasonable assuredness of the safety of principal and market liquidity by investing in investment grade fixed income securities while at the same time seeking to achieve a favorable rate of return. Our market risk exposure consists principally of exposure to changes in interest rates. Our holdings are also exposed to the risks of changes in the credit quality of issuers. We invest in securities that have a range of maturity dates. Typically, those with a short-term maturity are fixed-rate, highly liquid, debt instruments and those with longer-term maturities are highly liquid debt instruments with fixed interest rates or with periodic interest rate adjustments. Due to the limited number of foreign currency transactions, our foreign exchange currency risk is minimal. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2001:

                                                                                         2006
                                                                                         and
                              2001        2002        2003       2004        2005       beyond       Total       Fair Value
                           ----------- ----------- ----------- ---------- ----------- ----------- ------------- --------------
(in Thousands $)
Fixed Rate                  $35,000       $30,250   $36,805     $5,000       $28,510     $60,557      $196,122       $200,121
Average Interest Rate          6.56%         6.75%     6.63%      6.75%         7.70%       6.93%         6.66%


At March 31, 2000, our 9% January 1999 and July 1999 convertible notes with outstanding principal amounts of $1,713,600 and $10,000,000, respectively no longer accrue interest. These convertible notes are convertible into the Company's common stock at a conversion price of $6.00 and $6.33 per share, respectively. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock.

PART  II  -  OTHER INFORMATION

Item 1.   -   None

Item 2.   -   None

Item 3.   -   None

Item 4.   -   None

Item 5.--Other Information:

None

Item 6.  Exhibits

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CELGENE CORPORATION



  DATE          May 10, 2001           BY      /S/Robert J. Hugin
                ----------------------         ---------------------------------
                                                Robert J. Hugin
                                                Senior Vice President
                                                Chief Financial Officer

  DATE          May 10, 2001           BY      /s/James R. Swenson
                ----------------------         ---------------------------------
                                                James R. Swenson
                                                Controller
                                                (Chief Accounting Officer)