Form 10-Q
period 2001-06-30
CELGENE CORP /DE/
filed 2001-08-14
CIK 816284

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                           CELGENE CORPORATION
          -----------------------------------------------------
          (Exact name of registrant as specified in its charter)


                Delaware                             22-2711928
   --------------------------------------      ---------------------
       (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)         Identification Number)


       7 Powder Horn Drive, Warren, NJ               07059
     ---------------------------------------         -----
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


At July 31, 2001, 75,334,383 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                                INDEX TO FORM 10-Q

                                                                                   Page No.
PART I           FINANCIAL INFORMATION

Item 1           Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of June 30, 2001 (unaudited)
                 and December 31, 2000                                                3

                 Consolidated Statements of Operations

                 - Six-Month Period Ended
                 June 30, 2001 and 2000 (unaudited)                                   4

                 Consolidated Statements of Operations
                 - Three-Month Period Ended

                 June 30, 2001 and 2000 (unaudited)                                   5

                 Consolidated Statements of Cash Flows
                 - Six-Month Period Ended

                 June 30, 2001 and 2000 (unaudited)                                   6

                 Notes to Unaudited Consolidated

                 Financial Statements                                                 8

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                       13

Item 3           Quantitative and Qualitative Disclosures
                 About Market Risk                                                   18

PART II          OTHER INFORMATION                                                   19

                 Signatures                                                          21

                               Celgene Corporation
                           Consolidated Balance Sheets

                                                                                June 30, 2001            December 31, 2000
                                                                                -------------            -----------------
                                                                                 (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                     $ 71,230,635               $161,393,835
   Marketable securities available for sale                                       227,193,415                144,767,777
   Accounts receivable, net of allowance of $443,930 and
     $382,577 at June 30, 2001 and December 31, 2000, respectively                 11,172,196                  9,846,000
   Inventory                                                                        4,549,397                  4,266,257
   Other current assets                                                             7,606,110                 11,747,727
                                                                                -------------               ------------
      Total current assets                                                        321,751,753                332,021,596


   Plant and equipment, net                                                         9,694,957                  8,395,902
   Other assets                                                                     6,482,331                  6,308,417
                                                                                -------------               ------------
      Total assets                                                               $337,929,041               $346,725,915
                                                                                =============               ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $6,003,261               $ 10,868,473
   Accrued expenses                                                                 6,659,522                  9,511,507
   Current portion of capital leases                                                  906,367                    929,258
   Current portion of deferred revenue                                              6,853,501                 12,473,574
                                                                                -------------               ------------
      Total current liabilities                                                    20,422,651                 33,782,812

   Long term convertible notes                                                     11,713,600                 11,713,600
   Capitalized leases, net of current portion                                         182,597                    632,946
   Deferred revenue, net of current portion                                         2,366,000                  4,866,000
   Other non-current liabilities                                                    1,424,313                    197,685
                                                                                -------------               ------------
      Total liabilities                                                            36,109,161                 51,193,043
                                                                                =============               ============

Stockholders' equity:


   Preferred stock,$.01 par value per share;
      5,000,000 authorized; none outstanding at
      June 30, 2001 and December 31, 2000, respectively.                                    -                          -
   Common stock, $.01 par value per share, 120,000,000 shares authorized;
      issued and outstanding 75,315,724 and 73,999,889 shares
      at June 30, 2001 and December 31, 2000, respectively.                           753,157                    739,999

   Additional paid-in capital                                                     526,003,565                519,290,323
   Accumulated deficit                                                           (222,761,253)              (220,454,722)
   Deferred compensation                                                           (3,570,054)                (4,890,607)
   Notes receivable from stockholders                                                 (62,000)                   (62,000)
   Accumulated other comprehensive income                                           1,456,465                    909,879
                                                                                -------------               ------------
      Total stockholders' equity                                                  301,819,880                295,532,872
                                                                                -------------               ------------
      Total liabilities and stockholders' equity                                 $337,929,041               $346,725,915
                                                                                =============               ============


See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                   Six Month Period Ended June 30,
                                                                   -------------------------------
                                                                   2001                      2000*
                                                                   ----                      -----
    Revenue:

      Product sales                                           $ 35,689,075               $ 28,146,972
      Research contracts                                         9,367,422                  2,996,624
      Related-party collaborative  agreement
         revenue                                                 1,273,600                  3,350,000
                                                           ----------------             -------------
        Total revenue                                           46,330,097                 34,493,596

    Expenses:
       Cost of goods sold                                        5,534,694                  4,493,172
       Research and development                                 28,928,820                 27,877,782
       Selling, general and administrative                      24,391,095                 19,904,091
                                                           ----------------             -------------
       Total expenses                                           58,854,609                 52,275,045
                                                           ----------------             -------------
    Operating loss                                             (12,524,512)               (17,781,449)

    Other income and expense:
       Interest and other income                                10,268,157                  7,296,025
       Interest expense                                             50,176                  2,021,685
                                                           ----------------             -------------
    Net loss                                                  $ (2,306,531)              $(12,507,109)
                                                           ================             =============
    Net loss per common share:
        Basic and diluted                                     $      (0.03)              $      (0.20)
                                                           ================             =============
    Weighted average number of shares of
       common stock outstanding                                 74,778,000                 62,343,000
                                                           ================             =============

    * Restated-see note 2


    See accompanying notes to unaudited consolidated financial statements.

                             CELGENE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                              Three Month Period Ended June 30,
                                                              ---------------------------------
                                                                      2001             2000*
                                                                      ----             -----
Revenue:

  Product sales                                                  $ 18,680,668       $16,370,530
  Research contracts                                                4,625,129         1,800,898
  Related-party collaborative  agreement
     revenue                                                          625,000         1,675,000
                                                               ---------------     -------------
    Total revenue                                                  23,930,797        19,846,428
                                                               ---------------     -------------

Expenses:

  Cost of goods sold                                                2,839,727         2,718,937
  Research and development                                         15,724,370        15,495,176
  Selling, general and administrative                              13,108,181        11,200,110
                                                               ---------------     -------------
    Total expenses                                                 31,672,278        29,414,223
                                                               ---------------     -------------
Operating loss                                                     (7,741,481)       (9,567,795)

Other income and expense:
  Interest and other income                                         5,340,214         4,866,262
  Interest expense                                                     17,771         1,180,531
                                                               ---------------     -------------
Net loss                                                         $ (2,419,038)      $(5,882,064)
                                                               ===============     =============
Net loss per common share:
  Basic and diluted                                              $      (0.03)      $     (0.09)
                                                               ===============     =============
Weighted average number of shares of
  common stock outstanding                                         75,113,000        65,544,000
                                                               ===============     =============

* Restated-see note 2

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Six Month Period Ended June 30,
                                                                                     2001               2000*
                                                                                ----------------   --------------
Cash flows from operating activities:

Net loss                                                                         $(2,306,531)       (12,507,109)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization of long-term assets                              2,230,665          1,584,741
    Provision for accounts receivable allowances                                           -             15,000
    Realized gain on marketable securities available
       for sale                                                                     (474,675)                 -
    Non-cash stock-based compensation                                              1,917,488          1,592,169
    Amortization of premium on marketable securities
       available for sale                                                            146,676                  -
    Amortization of debt issuance and warrant costs                                        -            610,076
    Amortization of discount on note obligations                                           -             92,561
    Shares issued for employee benefit plans                                         741,509          1,047,755

Change in current assets & liabilities:

   Increase in accounts receivable                                                (1,326,196)        (3,234,576)
   Increase in inventory                                                            (283,140)          (688,426)
   (Increase)decrease in other operating assets                                    3,974,972        (14,272,379)
   Increase(decrease) in accounts payable and
      accrued expenses                                                            (6,490,570)         5,165,439
   Increase(decrease) in deferred revenue                                         (8,120,073)         8,007,046
                                                                                -------------      -------------
Net cash used in operating activities                                             (9,989,875)       (12,587,703)
                                                                                -------------      -------------

Cash flows from investing activities:

Capital expenditures                                                              (3,536,989)        (3,349,103)
Proceeds from sales and maturities of marketable
   securities available for sale                                                  89,239,926          6,579,144
Purchases of marketable securities
   available for sale                                                           (170,790,979)      (169,238,497)
                                                                                -------------      -------------
Net cash used in investing activities                                            (85,088,042)      (166,008,456)
                                                                                -------------      -------------
Cash flows from financing activities:

Net proceeds from follow-on public offering                                                -        277,529,564
Proceeds from exercise of common stock
   options and warrants                                                            5,387,957          5,523,176
Repayment of capital lease and note obligations                                     (473,240)          (903,698)
                                                                                -------------      -------------
Net cash provided by financing activities                                          4,914,717        282,149,042
                                                                                -------------      -------------

Net increase (decrease) in cash and cash equivalents                             (90,163,200)       103,552,883

Cash and cash equivalents at beginning of period                                 161,393,835         21,869,256
                                                                                -------------      -------------
Cash and cash equivalents at end of period                                       $71,230,635       $125,422,139
                                                                                =============      =============

* Restated-see note 2



See accompanying notes to consolidated financial statements.

                        CELGENE CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          (UNAUDITED)

                                                                Six Month Period Ended June 30,
                                                                   2001               2000 *
                                                                --------------    ---------------
Supplemental schedule of non-cash investing and
  financing activity:
Change in net unrealized gain(loss) on
     marketable securities available for sale                       $  546,586         $ (238,472)
                                                                ==============   --==============
Conversion of convertible notes                                  $           -        $13,286,400
                                                                ==============   --==============
Issuance of common stock for promissory notes
  from stockholders                                              $           -        $    37,500
                                                                ==============   --==============
Deferred compensation related to stock options                   $           -        $ 7,232,293
                                                                ==============   --==============
Supplemental disclosure of cash flow information:
Interest paid                                                    $      50,176        $ 2,187,169
                                                                ==============   --==============

* Restated-see note 2


See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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



                               Six Months          Three Months
                                 Ended                Ended
                                June 30,             June 30,
                                  2000                 2000
                             -----------------   ---------------
  Revenue:

   Celgene                      $ 29,156,588       $17,180,146
   Signal                          5,337,008         2,666,282
                             -----------------   ---------------
   Combined                     $ 34,493,596       $19,846,428
                             =================   ===============

  Net loss:
   Celgene                      $ (3,971,178)      $  (826,733)
   Signal                         (8,535,931)       (5,055,331)
                             -----------------   ---------------
   Combined                     $(12,507,109)      $(5,882,064)
                             =================   ===============

3. Earnings per Share

          "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts for the three and six month periods ended June 30, 2001 and 2000 are the same since the assumed exercise of stock options and warrants, and the conversion of convertible notes and preferred stock are all anti-dilutive because of the loss incurred by the Company during these periods. The amount of common stock equivalents excluded from the calculation were 10,355,447 at June 30, 2001 and 17,523,405 at June 30, 2000.

4. New Accounting Pronouncement

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

          In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002. SFAS No. 142 has no financial impact on the Company as the Company does not have any goodwill or intangible assets which resulted from business combinations.

5. Marketable Securities Available for Sale

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at June 30, 2001 and December 31, 2000 were as follows:

                                                        Gross           Gross           Estimated
  JUNE 30, 2001                       Amortized       Unrealized      Unrealized           Fair
                                        Cost            Gain             Loss              Value
                                  ---------------   ------------    --------------    --------------
  Government agencies               $ 25,011,720     $  136,780      $         -       $ 25,148,500
  Government bonds & notes               553,594          3,771             (233)           557,132
  Corporate debt securities          200,171,636      2,365,425       (1,049,278)       201,487,783
                                  ---------------   ------------    --------------    --------------
  Total                             $225,736,950     $2,505,976      $(1,049,511)      $227,193,415
                                  ===============   ============    ==============    ==============
                                                       Gross            Gross           Estimated
                                     Amortized        Unrealized      Unrealized          Fair
  DECEMBER 31, 2000                    Cost             Gain            Loss              Value
                                  ---------------   ------------    --------------    --------------
  Government agencies               $113,811,071     $  411,117      $      (776)      $114,221,412
  Government bonds & notes               301,758              -             (822)           300,936
  Corporate debt
  securities                          29,745,069        500,360                -         30,245,429
                                  ---------------   ------------    --------------    --------------
  Total                             $143,857,898     $  911,477      $    (1,598)      $144,767,777
                                  ===============   ============    ==============    ==============


6. Inventory


                                              June 30,          December 31,
                                                2001                2000
                                           --------------     -------------

          Raw materials                      $1,291,627         $  985,556
          Work in process                     1,952,768          1,869,104
          Finished goods                      1,305,002          1,411,597
                                           --------------     -------------
               Total                         $4,549,397         $4,266,257
                                           ==============     =============

7. Convertible Notes

          On January 20, 1999, the Company issued to an institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). Issuance costs of $750,000 incurred in connection with these notes are being amortized over three years. During 2000, $13,286,400 of the notes were converted into

2,214,399 common shares. At June 30, 2001, the remaining notes have a carrying value of $1,713,600 and are convertible into 285,601 common shares.

          On July 6, 1999, the Company issued to the same institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.33 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). There was no fee or discount associated with these notes. On July 6, 2000, $5,000,000 of the notes were converted to 789,474 common shares. At June 30, 2001, the remaining notes have a carrying value of $10,000,000 and are convertible into 1,578,948 common shares.

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

                                                                          Six Month Period Ended
                                                         ------------------------------------------------------
                                                                 June 30, 2001                 June 30, 2000
                                                         ------------------------  ----------------------------

Net loss                                                          $(2,306,531)                   $(12,507,109)
Other comprehensive income(loss):
Unrealized holding gains(losses)
   arising during period                                            1,021,261                        (238,472)
Less: reclassification adjustment
   for gains included in net
   income                                                            (474,675)                              -
                                                                  -----------                    ------------
Net unrealized gains(losses) on
   securities                                                         546,586                        (238,472)
                                                                  -----------                    ------------

Total comprehensive loss                                          $(1,759,945)                   $(12,745,581)
                                                                  ===========                    ============



                                                                      Three Month Period Ended
                                                         ------------------------------------------------------
                                                                June 30, 2001                 June 30, 2000
                                                         -----------------------          ---------------------
Net loss                                                          $(2,419,038)                    $(5,882,064)
Other comprehensive income(loss):
Unrealized holding gains(losses)
   arising during period                                             (799,223)                         40,284
Less: reclassification adjustment
   for gains included in net
   income                                                            (474,675)                              -
                                                                  -----------                    ------------
Net unrealized gains(losses) on
   securities                                                      (1,273,898)                         40,284
                                                                  -----------                    ------------

Total comprehensive loss                                          $(3,692,936)                   $ (5,841,780)
                                                                  ===========                    ============



9. Stockholders' Equity

Warrants to Acquire Common Stock

          Under the terms of a private placement of Series B Preferred Stock entered into on June 9, 1997, the Company was obligated to issue warrants to acquire a number of shares of common stock. As of June 30, 2001, there were a total of 1,067,693 warrants outstanding. All such warrants have an exercise price of $2.50 per share and expire on June 1, 2002.

Long-Term Incentive Plan

          At the Company's Annual Meeting of Stockholders on June 19, 2001, the stockholders of the Company approved an amendment to the 1998 Incentive Plan to increase the number of shares that may be subject to awards thereunder from 6,500,000 shares to 8,500,000 shares.

Deferred Compensation Expense

          Prior to the merger, Signal recorded an aggregate of approximately $9.4 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation is being amortized over the vesting period of the options. Through June 30, 2001, the Company has recorded approximately $5.8 million of compensation expense of which approximately $615,000 and $1.3 million was recorded during the three and six month periods ended June 30, 2001, respectively, and approximately $902,000 and $1.5 million was recorded during the three and six month periods ended June 30, 2000, respectively.

          The Company recorded compensation expense relating to stock options and warrants issued to consultants, advisors or financial institutions and other stock-based compensation of approximately $451,000 and $597,000 for the three and six month periods ended June 30, 2001, respectively, and approximately $30,000 and $66,000 for the three and six month periods ended June 30, 2000, respectively.

PART 1 - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Six month period ended June 30,2001 vs.
Six month period ended June 30,2000
-----------------------------------

         Total revenue. Our total revenue for the six months ended June 30, 2001 increased 34% to $46.3 million compared with $34.5 million in the same period of 2000. Total revenue in 2001 consisted of THALOMID sales of $35.7 million, research contract revenue of $9.4 million and related-party collaborative agreement revenue of $1.3 million compared with THALOMID sales of $28.1 million, research contract revenue of $3.0 million and related-party revenue of $3.4 million in the same period of 2000. Increasing use of THALOMID by oncologists in the treatment of various types of cancer contributed to the 27% growth in Thalomid sales. The increase in research contract revenue is primarily attributable to the amortization of the up-front payments on two separate research agreements with Novartis Pharma AG which began in June and December 2000, respectively. Related-party revenue declined in 2001 as a result of the initial term of one of our agreements ending in November 2000. The agreement has been extended and the future revenue is classified as research contract revenue.

         Cost of goods sold. Cost of goods sold during the first six months of 2001 was $5.5 million compared with approximately $4.5 million in the comparable period in 2000. The increase in cost of goods sold reflects the higher volume of THALOMID sold in the first half of 2001.

         Research and development expenses. Research and development expenses increased by 4% for the six months ended June 30, 2001 to $28.9 million from $27.9 million in the same period in 2000. The increase was primarily for regulatory expenses associated with the preparation of a Supplimental New Drug Application ("SNDA") for THALOMID in multiple myeloma, expenses for phase I and phase II clinical trials for IMiDs and SelCIDs, and preclinical development for our Selective Estrogen Receptor Modulators ("SERMs") cancer program.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by 23% for the six months ended June 30, 2001 to $24.4 million from $19.9 million in the same period in 2000. The increase was due primarily to the expansion of the sales and marketing organization and related expenses.

         Interest income and expense. Interest and other income for the first six months of 2001 increased 41% to approximately $10.3 million from $7.3 million in the same period in 2000. The increase was primarily due to the investment of the net proceeds of approximately $278.0 million from the secondary public offering in February 2000 as well as $25.0 million in up-front and milestone payments received since July 2000.

         Interest expense for the first six months of 2001 decreased to approximately $50,000 from approximately $2.0 million in the same period in 2000. The decrease was due primarily to the conversion of a significant portion of our convertible notes and an agreement with our remaining note holders to waive their rights to interest on the notes in exchange for a waiver of certain trading restrictions.

         Net loss. The net loss for the six month period ended June 30, 2001 decreased significantly to $2.3 million from $12.5 million in the same period of 2000. The decreased net loss was due to the combined increase in revenue and interest and other income of approximately $14.8 million and lower interest expense of approximately $2.0 million offset by higher costs and operating expenses of approximately $6.6 million.

Three month period ended June 30, 2001 vs.
Three month period ended June 30, 2000
--------------------------------------

         Total revenue. Our total revenue for the three month period ended June 30, 2001 increased 21% to approximately $23.9 million compared with approximately $19.8 million for the same period in 2000. Total revenue in the second quarter of 2001 consisted of THALOMID sales of $18.7 million, research contract revenue of $4.6 million, and related party revenue of $0.6 million compared with THALOMID sales of $16.4 million, research contract revenue of $1.8 million, and related party revenue of $1.7 million during the comparable period in 2000. The growth in THALOMID sales primarily is related to increased use in oncology indications. The increase in research contract revenue is primarily related to the amortization of a portion of the up-front payments from two separate research agreements with Novartis Pharma AG. Revenue from related party collaborative agreements decreased in the second quarter of 2001 as a party to one of the agreements, Serono S.A., is no longer classified as a related party after the initial term of the agreement has been completed. While the agreement has been extended, the revenue is classified as research contract revenue.

         Cost of goods sold. Cost of goods sold during the second quarter 2001 was $2.8 million compared with approximately $2.7 million in the comparable period in 2000. The cost of goods sold relates entirely to sales of THALOMID and accordingly, the increase in cost of goods sold is related primarily to the increased volume of THALOMID sales.

         Research and development expenses. Research and development expenses increased slightly in the second quarter 2001 to approximately $15.7 million compared to approximately $15.5 million for the second quarter 2000. The increase was primarily due to spending for preclinical development for our Selective Estrogen Receptor Modulators ("SERMs") cancer program and spending for clinical trials for THALOMID and the IMiDs and SelCIDs. These expenses are partially offset by decreased spending for Ritadex(TM), (d-methylphenidate), our chirally pure version of Ritalin(R), as our new drug application is being reviewed by the Food and Drug Administration.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2001 increased by 17% to approximately $13.1 million compared with approximately $11.2 million for the same period in 2000. The increase was due primarily to the expansion of the sales and marketing organization and related expenses.

         Interest income and expense. Interest and other income for the second quarter 2001 increased approximately 10% to approximately $5.3 million compared with approximately $4.9 million for the same period in 2000. The increase was due to the investment of the net proceeds of approximately $278.0 million from the follow-on public offering in February 2000 and $25.0 million received from Novartis Pharma AG for up-front and milestone payments in the second half of 2000 and first quarter of 2001.

         Interest expense for the second quarter 2001 decreased to approximately $18,000 compared to approximately $1.2 million for the same period in 2000. The decrease was due primarily to the conversion of a significant portion of our convertible notes during 2000 and an agreement with the remaining note holders which waives their rights to interest on the notes in exchange for a waiver of certain trading restrictions.

         Net loss. The net loss for the second quarter 2001 decreased to $2.4 million compared with a loss of $5.9 million for the same period in 2000. The decreased net loss was due to the increase in total revenue and interest and other income and the decrease in interest expense, offset in part by increased selling, general and administrative expenses as described above.

         Liquidity and Capital Resources. Since inception, we have financed our working capital requirements primarily through private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from product sales, research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net sales totaling $125.0 million through June 30, 2001. We also received $25.0 million from two separate research and license agreements during 2000 and the first quarter of 2001.

         Our net working capital at June 30, 2001 increased moderately to approximately $301.3 million from approximately $298.2 million at December 31, 2000. The increase in working capital was due primarily to a decrease in accounts payable and accrued expenses and the amortization of deferred revenue, offset in part by a decrease in current assets.

         Cash and cash equivalents and marketable securities decreased during the first six months of 2001 to $298.4 million from $306.2 million at December 31, 2000 due to increased levels of spending for research and development, sales and marketing, and for an enhanced version of S.T.E.P.S.(TM), our System For Thalidomide Education and Prescribing Safety.

         We expect that our rate of spending will increase as the result of increased research and preclinical development spending, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID and increased capital requirements. We believe that our current cash resources, revenue from various research collaborations, as well as the increasing revenue from sales of THALOMID will provide sufficient capital for our operations for the foreseeable future.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of commercial paper, U.S. government and corporate securities. These financial instruments may be classified as securities available for sale and carried at fair value or held to maturity and carried at amortized cost depending upon our intent. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported in a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income. We do not use financial derivatives for investment or trading purposes. As of June 30, 2001, all securities have been classified as available for sale.

The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the limited number of foreign currency transactions, our foreign exchange currency risk is minimal.

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2001:


                                                                                        2006 and
                              2001        2002        2003       2004        2005        beyond         Total       Fair Value
                           ----------- ----------- ----------- ---------- ----------- ------------- -------------- -------------
(in Thousands $)

Fixed Rate                  $25,000      $5,250     $37,050      $5,000      $28,510     $122,557      $223,367      $227,193

Average Interest Rate         6.64%       6.75%       6.62%       6.88%        7.70%        7.18%         7.07%



At June 30, 2001, our 9% January 1999 and July 1999 convertible notes with outstanding principal amounts of $1,713,600 and $10,000,000, respectively no longer accrue interest. These convertible notes are convertible into the Company's common stock at a conversion price of $6.00 and $6.33 per share, respectively. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock.

PART  II  -  OTHER INFORMATION

Item 1.  -  None

Item 2.  -  None

Item 3.  -  None

Item 4.- Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 19, 2001. At this meeting stockholders of the Company were asked to vote for the election of directors, and act upon the proposals, (1) to approve an amendment to the 1998 Long-Term Incentive Plan (the "1998 Incentive Plan") to increase the number of shares that may be subject to awards thereunder from 6,500,000 shares to 8,500,000 shares; (2) to consider and act upon a proposal to confirm the appointment of KPMG LLP as the independent certified public accountants of the Company for the current fiscal year. All nominated directors were elected, the proposal to amend the 1998 Incentive Plan was approved and the proposal regarding the appointment of auditors was approved. The election of directors and the various proposals were approved by the following votes:

A.   Election of Directors:


     Name                                                         Number of Shares
     ----                                 ----------------------------------------------------------------

                                                   For                    Withheld             Abstained

     John W. Jackson                            58,452,808               5,433,105                 -
     Sol J. Barer, Ph.D.                        57,868,588               6,017,325                 -
     Frank T. Cary                              63,754,898                 131,015                 -
     Richard C. E. Morgan                       63,746,798                 139,115                 -
     Walter L. Robb, Ph.D.                      63,742,998                 142,915                 -
     Lee J. Schroeder                           63,746,748                 139,165                 -
     Arthur Hull Hayes, Jr.,M.D.                63,754,748                 131,165                 -
     Gila Kaplan, Ph.D.                         63,749,018                 136,895                 -
     Jack L. Bowman                             63,751,648                 134,265                 -

B. Adoption of amendment to the 1998 Incentive Plan:


                                             Number of Shares
                            --------------------------------------------------

                                 For              Against        Abstained
                                 ---              -------        ---------
                             54,011,738          9,632,640        241,535


C. Appointment of Auditors:

                                             Number of Shares
                            --------------------------------------------------

                                 For              Against        Abstained
                                 ---              -------        ---------
                             63,539,704           258,683         87,526


Item 5.--Other Information:

None

Item 6.  Exhibits

None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CELGENE CORPORATION



  DATE  August 14, 2001                BY  /S/Robert J. Hugin
        --------------------------         ---------------------------
                                            Robert J. Hugin
                                            Senior Vice President
                                            Chief Financial Officer

  DATE  August 14, 2001                BY  /s/James R. Swenson
        --------------------------         ---------------------------
                                            James R. Swenson
                                            Controller
                                            Chief Accounting Officer