Form 10-Q
period 2001-09-30
CELGENE CORP /DE/
filed 2001-11-13
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                22-2711928
---------------------------------------     ----------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification
                                                     Number)

     7 Powder Horn Drive, Warren, NJ                 07059
 --------------------------------------              -----
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

                                 Yes _x__ No ___

At October 31, 2001, 75,477,946 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                     Page No.
PART I           FINANCIAL INFORMATION


Item I           Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of September 30, 2001 (unaudited)
                 and December 31, 2000                                        3

                 Consolidated Statements of Operations
                 - Nine-Month Period Ended
                 September 30, 2001 and 2000 (unaudited)                      4

                 Consolidated Statements of Operations
                 - Three-Month Period Ended
                 September 30, 2001 and 2000 (unaudited)                      5

                 Consolidated Statements of Cash Flows
                 - Nine-Month Period Ended
                 September 30, 2001 and 2000 (unaudited)                      6

                 Notes to Unaudited Consolidated
                 Financial Statements                                         8

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               13

Item 3           Quantitative and Qualitative Disclosures
                 About Market Risk                                           19

PART II          OTHER INFORMATION                                           20

                 Signatures                                                  21

                               Celgene Corporation
                           Consolidated Balance Sheets


                                                                         September 30, 2001  December 31, 2000
                                                                         ------------------  -----------------
                                                                            (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                $  41,497,801    $ 161,393,835
   Marketable securities available for sale                                   260,708,915      144,767,777
   Accounts receivable, net of allowance of $1,009,614 and $382,577
     at September 30, 2001 and December 31, 2000, respectively                 11,058,690        9,846,000
   Inventory                                                                    4,201,172        4,266,257
   Other current assets                                                         6,678,242       11,747,727
                                                                            -------------    -------------
      Total current assets                                                    324,144,820      332,021,596

   Plant and equipment, net                                                    10,269,184        8,395,902
   Other assets                                                                 7,165,718        6,308,417
                                                                            -------------    -------------
      Total assets                                                          $ 341,579,722    $ 346,725,915
                                                                            =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                         $   9,394,920    $  10,868,473
   Accrued expenses                                                             8,575,412        9,511,507
   Current portion of capital leases                                              772,180          929,258
   Current portion of deferred revenue                                          5,732,212       12,473,574
                                                                            -------------    -------------
      Total current liabilities                                                24,474,724       33,782,812

   Long term convertible notes                                                 11,713,600       11,713,600
   Capitalized leases, net of current portion                                      90,505          632,946
   Deferred revenue, net of current portion                                     1,116,000        4,866,000
   Other non-current liabilities                                                1,618,887          197,685
                                                                            -------------    -------------
      Total liabilities                                                        39,013,716       51,193,043
                                                                            -------------    -------------

Stockholders' equity:


   Preferred stock,$.01 par value per share;
      5,000,000 authorized; none outstanding at
      September 30, 2001 and December 31, 2000, respectively                         --               --
   Common stock, $.01 par value per share; 120,000,000 shares authorized;
      issued and outstanding 75,401,153 and 73,999,889 shares
      at September 30, 2001 and December 31, 2000, respectively                   754,012          739,999

   Additional paid-in capital                                                 526,156,047      519,290,323
   Accumulated deficit                                                       (229,102,879)    (220,454,722)
   Deferred compensation                                                       (2,512,217)      (4,890,607)
   Notes receivable from stockholders                                             (62,000)         (62,000)
   Accumulated other comprehensive income                                       7,333,043          909,879
                                                                            -------------    -------------
      Total stockholders' equity                                              302,566,006      295,532,872
                                                                            -------------    -------------
      Total liabilities and stockholders' equity                            $ 341,579,722    $ 346,725,915
                                                                            =============    =============

See accompanying notes to unaudited consolidated financial statements.
                                       3

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Nine Month Period Ended September 30,
                                                          -----------------------------------------------------------
                                                                   2001                                2000
                                                                   ----                                ----
    Revenue:

      Product sales                                             $ 57,383,731                         $ 45,599,828
      Research contracts                                          13,225,394                            6,700,283
      Related-party collaborative  agreement
         revenue                                                   1,898,605                            5,025,000
                                                                ------------                        -------------
        Total revenue                                             72,507,730                           57,325,111
    Expenses:

       Cost of goods sold                                          8,766,149                            6,802,467
       Research and development                                   47,306,438                           42,059,772
       Selling, general and administrative                        41,122,061                           31,445,658
       Merger-related costs                                                -                            7,168,110
                                                                ------------                        -------------

       Total expenses                                             97,194,648                           87,476,007
                                                                ------------                        -------------

    Operating loss                                               (24,686,918)                         (30,150,896)

    Other income and expense:
       Interest and other income                                  16,112,142                           12,634,860
       Interest expense                                               73,381                            2,461,785

                                                               -------------                        -------------
    Net loss                                                   $  (8,648,157)                       $ (19,977,821)
                                                               =============                        =============


    Net loss per share of common stock:

        Basic and diluted                                      $       (0.12)                        $      (0.31)
                                                               =============                        =============


    Weighted average number of shares of
       common stock outstanding                                   74,973,000                           64,344,000
                                                               =============                        =============

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Month Period Ended September 30,
                                                                --------------------------------------
                                                                      2001               2000
                                                                      ----               ----
Revenue:

  Product sales                                                   $  21,694,656      $ 17,452,857
  Research contracts                                                  3,857,972         3,703,660
  Related-party collaborative  agreement
     revenue                                                            625,005         1,675,000
                                                                  --------------     -------------
    Total revenue                                                    26,177,633        22,831,517
                                                                  --------------     -------------

Expenses:

  Cost of goods sold                                                  3,231,456         2,309,295
  Research and development                                           18,377,619        14,184,019
  Selling, general and administrative                                16,730,965        11,539,656
  Merger-related costs                                                       --         7,168,110
                                                                  --------------     -------------
    Total expenses                                                   38,340,040        35,201,080
                                                                  --------------     -------------

Operating loss                                                      (12,162,407)      (12,369,563)

Other income and expense:
  Interest and other income                                           5,843,986         5,338,838
  Interest expense                                                       23,205           440,100
                                                                  --------------     -------------
Net loss                                                          $  (6,341,626)      $(7,470,825)
                                                                  ==============     =============
Net loss per share of common stock:
    Basic and diluted                                             $       (0.08)      $     (0.11)
                                                                  ==============     =============


Weighted average number of shares of
   common stock outstanding                                          75,356,000        65,026,000
                                                                  ==============     =============



See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               Nine Month Period Ended September 30,
                                                                            -------------------------------------------
                                                                                   2001                 2000
                                                                                   ----                 ----
Cash flows from operating activities:

Net loss                                                                        $  (8,648,157)      $ (19,977,821)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization of long-term assets                               3,563,999           2,614,081
    Provision for accounts receivable allowance                                       530,669              55,000
    Realized gain on marketable securities available
       for sale                                                                    (1,019,175)                  -
    Non-cash stock-based compensation                                               2,682,766           2,518,307
    Amortization of premium on marketable securities
       available for sale                                                             185,143                   -
    Amortization of debt issuance and warrant costs                                         -             617,216
    Amortization of discount on note obligations                                            -             109,377
    Shares issued for employee benefit plans                                          741,509           1,047,755

Change in current assets & liabilities:

   Increase in accounts receivable                                                 (1,743,359)         (3,679,470)
   Increase(decrease) in inventory                                                     65,085          (1,898,779)
   (Increase)decrease in other operating assets                                     5,064,084          (6,697,755)
   Increase(decrease) in accounts payable and
      accrued expenses                                                               (988,446)         11,525,711
   Increase(decrease) in deferred revenue                                         (10,491,362)          5,795,830
                                                                                -------------       -------------
Net cash used in operating activities                                             (10,057,244)         (7,970,548)
                                                                                -------------       -------------

Cash flows from investing activities:

Capital expenditures                                                               (6,289,181)         (5,587,989)
Proceeds from sales and maturities of marketable
   securities available for sale                                                  119,789,801          73,313,515
Purchases of marketable securities
   available for sale                                                            (228,473,743)       (205,976,305)

                                                                                -------------       -------------
Net cash used in investing activities                                            (114,973,123)       (138,250,779)
                                                                                -------------       -------------

Cash flows from financing activities:

Net proceeds from follow-on public offering                                                 -         277,391,860
Proceeds from exercise of common stock
   options and warrants                                                             5,833,852           7,484,135
Repayment of capital lease and note obligations                                      (699,519)         (1,147,691)

                                                                                -------------       -------------
Net cash provided by financing activities                                           5,134,333         283,728,304
                                                                                -------------       -------------

Net increase (decrease) in cash and cash
   equivalents                                                                   (119,896,034)        137,506,977

Cash and cash equivalents at beginning of period                                  161,393,835          21,869,256
                                                                                -------------       -------------

Cash and cash equivalents at end of period                                       $ 41,497,801        $159,376,233
                                                                                =============       =============


See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                    Nine Month Period Ended September 30,
                                                                    -------------------------------------
                                                                         2001                    2000
                                                                         ----                    ----

Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized gain on marketable
   securities available for sale                                      $ 6,423,164            $   194,194
                                                                      ===========            ===========
Conversion of convertible notes                                       $      --              $18,286,400
                                                                      ===========            ===========

Deferred compensation related to stock options                        $      --              $ 6,706,274
                                                                      ===========            ===========
Supplemental disclosure of cash flow information:

Interest paid                                                         $    73,381            $ 3,358,151
                                                                      ===========            ===========

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2001

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

2. Merger of Celgene and Signal
   ----------------------------

          On August 31, 2000, Celgene completed its merger with Signal Pharmaceuticals Inc. ("Signal") in a transaction accounted for as a pooling-of-interests. Celgene and Signal incurred direct transaction expenses of approximately $7.0 million which were recognized upon consummation of the merger. The merger-related costs consisted of transaction fees for financial advisors, attorneys, accountants, financial printing and other related charges.

3. Earnings per Share
   ------------------

          "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income (loss) divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts for the three and nine month periods ended September 30, 2001 and 2000 are the same since the assumed exercise of stock options and warrants, and the conversion of convertible notes are all anti-dilutive because of the loss incurred by the Company during these periods. The amount of common stock equivalents excluded from the calculation were 10,378,910 at September 30, 2001 and 13,839,493 at September 30, 2000.

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

         In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method -- the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002. SFAS No. 142 has no financial impact on the Company as the Company does not have any goodwill or intangible assets which resulted from business combinations.

5. Marketable Securities Available for Sale
   ----------------------------------------

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at September 30, 2001 and December 31, 2000 were as follows:


                                                    Gross            Gross       Estimated
  September 30, 2001              Amortized       Unrealized      Unrealized        Fair
                                    Cost             Gain            Loss          Value
                                 -------------    -----------    -----------    -----------
  Government agencies             $ 24,659,665     $  642,685    $        -     $ 25,302,350
  Government bonds & notes             553,594         16,377             -          569,971
  Corporate debt securities        228,162,613      7,949,893     (1,275,912)    234,836,594
                                  ------------     ----------    -----------    ------------
  Total                           $253,375,872     $8,608,955    $(1,275,912)   $260,708,915
                                  ============     ==========    ===========    ============

                                                    Gross            Gross       Estimated
                                  Amortized       Unrealized      Unrealized        Fair
   December 31, 2000                Cost             Gain            Loss          Value
                                 -------------    -----------    -----------    -----------

 Government agencies              $113,811,071     $411,117      $   (776)     $114,221,412
  Government bonds & notes             301,758            -          (822)          300,936
  Corporate debts securities        29,745,069      500,360             -        30,245,429
                                  -------------    ---------      ---------    ------------
  Total                           $143,857,898     $911,477       $(1,598)     $144,767,777
                                  =============    =========      =========    ============

6. Inventory
   ---------

                                                      September 30,       December 31,
                                                          2001               2000
                                                      -------------     ------------
          Raw materials                               $  974,527        $  985,556
          Work in process                              1,764,517         1,869,104
          Finished goods                               1,462,128         1,411,597
                                                      ----------        ----------
               Total                                  $4,201,172        $4,266,257
                                                      ==========        ==========

7. Convertible Notes
   -----------------

          On January 20, 1999, the Company issued to an institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). Issuance costs of $750,000 incurred in connection with these notes are being amortized over three years. During 2000, $13,286,400 of the notes were converted into

2,214,399 common shares. At September 30, 2001, the remaining notes have a carrying value of $1,713,600 and are convertible into 285,601 common shares.

          On July 6, 1999, the Company issued to the same institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.33 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). There was no fee or discount associated with these notes. On July 6, 2000, $5,000,000 of the notes were converted to 789,474 common shares. At September 30, 2001, the remaining notes have a carrying value of $10,000,000 and are convertible into 1,578,948 common shares.

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

8. Comprehensive Loss
   ------------------

          Comprehensive loss includes net loss and other comprehensive income which refers to those revenues, expenses, gains and losses which are excluded from net loss. Other comprehensive income includes unrealized gains and losses on marketable securities classified as available-for-sale.

                                                                           Nine Month Period Ended
                                                          -----------------------------------------------------------
                                                              September 30, 2001              September 30, 2000
                                                          ----------------------------     --------------------------
Net loss                                                          $ (8,648,157)                   $(19,977,821)
Other comprehensive income:
Unrealized holding gains
   arising during period                                             7,442,339                         194,194
Less: reclassification adjustment
   for gains included in net
   income                                                           (1,019,175)                              -
                                                                   -----------                   -------------
Net unrealized gains on
   securities                                                        6,423,164                         194,194
                                                                   -----------                   -------------
Total comprehensive loss                                           $(2,224,993)                   $(19,783,627)
                                                                   ===========                   =============

                                       11

                                                                           Three Month Period Ended
                                                          -----------------------------------------------------------
                                                              September 30, 2001              September 30, 2000
                                                          ----------------------------     --------------------------
Net loss                                                          $(6,341,626)                    $(7,470,825)
Other comprehensive income:
Unrealized holding gains
   arising during period                                            6,421,078                         432,666
Less: reclassification adjustment
   for gains included in net

   income                                                            (544,500)                              -
                                                                   -----------                   ------------
Net unrealized gains on
   securities                                                       5,876,578                         432,666
                                                                   -----------                   ------------
Total comprehensive loss                                           $ (465,048)                    $(7,038,159)
                                                                   ===========                   ============

9. Stockholders' Equity
-----------------------

Warrants to Acquire Common Stock

          Under the terms of a private placement of Series B Preferred Stock entered into on June 9, 1997, the Company was obligated to issue warrants to acquire a number of shares of common stock. As of September 30, 2001, there were a total of 967,693 warrants outstanding. All such warrants have an exercise price of $2.50 per share and expire on June 1, 2002.

Long-Term Incentive Plan

          At the Company's Annual Meeting of Stockholders on June 19, 2001, the stockholders of the Company approved an amendment to the 1998 Incentive Plan to increase the number of shares that may be subject to awards thereunder from 6,500,000 shares to 8,500,000 shares.

Deferred Compensation Expense

          Prior to the Company's merger with Signal, Signal recorded an aggregate of approximately $9.4 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation is being amortized over the vesting period of the options. Through September 30, 2001, the Company has recorded approximately $6.4 million of compensation expense of which approximately $600,000 and $1.9 million was recorded during the three and nine month periods ended September 30, 2001, respectively, and approximately $883,000 and $2.4 million was recorded during the three and nine month periods ended September 30, 2000, respectively.

          The Company recorded compensation expense relating to stock options and warrants issued to consultants, advisors or financial institutions and other stock-based compensation of approximately $165,000 and $762,000 for the three and nine month periods ended September 30, 2001, respectively, and approximately $43,000 and $109,000 for the three and nine month periods ended September 30, 2000, respectively.

PART 1 - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------
Nine month period ended September 30,2001 vs.
Nine month period ended September 30,2000
-----------------------------------------

         Total revenue. Our total revenue for the nine months ended September 30, 2001 increased 26% to $72.5 million compared to $57.3 million in the same period of 2000. Revenue in 2001 consisted of THALOMID sales of $57.4 million, research contract revenue of $13.2 million and related-party collaborative agreement revenue of $1.9 million compared to THALOMID sales of $45.6 million, research contract revenue of $6.7 million and related-party revenue of $5.0 million in the same period of 2000. Increasing use of THALOMID by oncologists in the treatment of various types of cancer contributed to the 26% growth in product sales. The increase in research contract revenue is primarily attributable to the amortization of a portion of the up-front payments on two separate research agreements with Novartis Pharma AG. Related-party revenue declined in 2001 as a result of the initial term of one of our agreements ending in November 2000. The agreement has been extended and the future revenue is classified as research contract revenue.

         Cost of goods sold. Cost of goods sold during the first nine months of 2001 was $8.8 million compared with approximately $6.8 million in the comparable period in 2000. The cost of goods sold relates entirely to sales of THALOMID and accordingly, the increase in cost of goods sold is related primarily to the increased volume of THALOMID sales.

         Research and development expenses. Research and development expenses increased by 12.5% for the nine months ended September 30, 2001 to $47.3 million from $42.1 million in the same period in 2000. The increase was primarily for regulatory expenses associated with the preparation of a supplemental New Drug Application ("SNDA") for THALOMID in multiple myeloma, expenses for phase I and phase II clinical trials for IMiDs and SelCIDs, and preclinical development for our Selective Estrogen Receptor Modulators ("SERMs") cancer program. In addition, approximately $1.5 million for the purchase of bulk active drug supply for d-methylphenidate (Ritadex(R)), prior to approval by the FDA, was recorded as research and development expense during the third quarter 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses increased by approximately 31% for the nine months ended September 30, 2001 to $41.1 million from $31.4 million in the same period in 2000. The increase was due primarily to the expansion of the sales and marketing organization and related expenses, as well as expenses related to a new customer service and enhanced S.T.E.P.S.(TM) system (System for Thalidomide Education and Prescribing Safety).

         Merger-related costs. $7.2 million of costs associated with the merger of Celgene and Signal Pharmaceuticals, Inc. were recorded in the third quarter of 2000. The one time costs were primarily for fees for financial advisors, attorneys, accountants, financial printing and other related charges.

         Interest and other income and expense. Interest and other income for the first nine months of 2001 increased 27.5% to approximately $16.1 million from $12.6 million in the same period in 2000. The increase was primarily due to the investment for the full nine months of 2001 of the net proceeds of approximately $278 million from the secondary public offering in February 2000 as well as $25 million in up-front and milestone payments received since July of 2000. Approximately $1.0 million was recorded as realized gains on the sale of securities during 2001.

         Interest expense for the first nine months of 2001 decreased to approximately $73,000 from approximately $2.5 million in the same period in 2000. The decrease was due primarily to the conversion of a significant portion of our convertible notes throughout 2000 and an agreement with our remaining note holders to waive their rights to interest on the notes in exchange for a waiver of certain trading restrictions.

          Net loss. The net loss for the nine month period ended September 30, 2001 decreased significantly to $8.6 million from approximately $20.0 million in the same period of 2000. The decreased loss was due to the increase in revenue and higher net interest income of approximately $18.7 million and lower interest expense of approximately $2.4 million offset by higher costs and operating expenses of approximately $9.7 million. Included in the net loss for 2000 were $7.2 million of merger-related costs.

Three month period ended September 30, 2001 vs.
Three month period ended September 30, 2000
-------------------------------------------

         Total revenue. Our total revenue for the three month period ended September 30, 2001 increased 14.7% to approximately $26.2 million compared with approximately $22.8 million for the same period in 2000. Revenue in 2001 consisted of THALOMID sales of $21.7 million, research contract revenue of $3.9 million, and related party revenue of $0.6 million compared with THALOMID sales of $17.5 million, research contract revenue of $3.7 million, and related party revenue of $1.7 million during the comparable period in 2000. The growth in THALOMID sales primarily is related to increased use in oncology indications. The increase in research contract revenue is primarily related to the amortization of a portion of the up-front payments from two separate research agreements with Novartis Pharma AG. Revenue from related party collaborative agreements decreased in the third quarter of 2001 as a party to one of the agreements, Serono S.A., is no longer classified as a related party after the initial term of the agreement has been completed. While the agreement has been extended, the revenue is classified as research contract revenue.

         Cost of goods sold. Cost of goods sold during the third quarter 2001 was $3.2 million compared with approximately $2.3 million in the comparable period in 2000. The cost of goods sold relates entirely to sales of THALOMID and accordingly, the increase in cost of goods sold is related primarily to the increased volume of THALOMID sales.

         Research and development expenses. Research and development expenses increased by approximately 30% in the third quarter 2001 to approximately $18.4 million compared to approximately $14.2 million for the third quarter 2000. The increase was primarily due to spending for preclinical development for our Selective Estrogen Receptor Modulators ("SERMs") cancer program, spending for clinical trials for THALOMID and the IMiDs and SelCIDs, and expenses associated with the preparation of a supplemental New Drug Application for THALOMID in multiple myeloma. In addition, approximately $1.5 million for the purchase of bulk active drug supply for d-methylphenidate (Ritadex(R)), prior to approval by the FDA, was recorded as research and development expense during the third quarter of 2001.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2001 increased by 45% to approximately $16.7 million compared to approximately $11.5 million for the same period in 2000. The increase was due primarily to the expansion of the sales and marketing organization and related expenses and expenses related to a new customer service and enhanced S.T.E.P.S. system.

     Merger-related costs. $7.2 million of costs associated with the merger of Celgene and Signal Pharmaceuticals, Inc. were recorded in the third quarter of 2000. The one time costs were primarily for fees for financial advisors, attorneys, accountants, financial printing and other related charges.

         Interest and other income and expense. Interest and other income for the third quarter 2001 increased approximately 9.5% to approximately $5.8 million compared with approximately $5.3 million for the same period in 2000. The increase was due primarily to a gain recognized on the sale of securities of approximately $0.5 million during the third quarter of 2001.

          Interest expense for the third quarter 2001 decreased to approximately $23,000 compared to approximately $440,000 for the same period in 2000. The decrease was due primarily to the conversion of $27.0 million of the convertible notes throughout 2000 and an agreement with the remaining note holders which waives their rights to interest on the notes in exchange for a waiver of certain trading restrictions.

         Net loss. The net loss for the third quarter 2001 decreased to $6.3 million compared to a loss of $7.5 million for the same period in 2000. The decreased loss was due to the increase in total revenue and interest income and a one time charge in the third quarter of 2000 for merger-related costs, offset in part by increased research and development expenses, selling, general and administrative expenses as described above.

          Liquidity and Capital Resources. Since inception, we have financed our working capital requirements primarily through private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from product sales, research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net sales totaling $147.0 million through September 30, 2001.

We also received $25.0 million from two separate research and license agreements during 2000 and the first quarter of 2001.

         Our net working capital at September 30, 2001 increased slightly to approximately $299.7 million from approximately $298.2 million at December 31, 2000. The increase in working capital was due primarily to a decrease in accounts payable and accrued expenses and the amortization of deferred revenue, offset in part by a decrease in current assets.

         Cash and cash equivalents and marketable securities decreased during the first nine months of 2001 to $302.2 million from $306.2 million at December 31, 2000 due to increased levels of spending for research and development, sales and marketing, and for an enhanced version of S.T.E.P.S., our System For Thalidomide Education and Prescribing Safety.

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

Cautionary Statements for Forward-Looking Information
-----------------------------------------------------

         The Management's Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under our control which may cause actual results, performance and achievements of Celgene to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the results of current or pending clinical trials, actions by the FDA and other factors detailed herein and in our other filings with the Securities and Exchange Commission.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of commercial paper, U.S. government and corporate securities. These financial instruments may be classified as securities available for sale and carried at fair value or held to maturity and carried at amortized cost depending upon our intent. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any are reported in a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income. We do not use financial derivatives for investment or trading purposes. As of September 30, 2001, all securities have been classified as available for sale.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2001:


                                                                                         2007 and

                              2002        2003        2004        2005        2006        beyond         Total       Fair Value
                           ----------- ----------- ----------- ----------- ----------- ------------- -------------- -------------
(in Thousands $)
Fixed Rate                   $5,250       $37,050    $5,000     $28,510       $63,557      $113,000       $252,367      $260,709
Average Interest Rate          6.75%         6.62%     6.75%       7.70%         6.83%         7.16%          7.04%


At September 30, 2001, our 9% January 1999 and July 1999 convertible notes with outstanding principal amounts of $1,713,600 and $10,000,000, respectively no longer accrue interest. These convertible notes are convertible into the Company's common stock at a conversion price of $6.00 and $6.33 per share, respectively. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of the Company's common stock.

PART  II -  OTHER INFORMATION

Item 1.  -   None

Item 2.  -   None

Item 3.  -   None

Item 4.  -  None

Item 5.--Other Information:

None

Item 6.  Exhibits

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CELGENE CORPORATION

  DATE    November 13, 2001                    BY  /S/Robert J. Hugin
          -------------------------------     ---------------------------------
                                               Robert J. Hugin
                                               Senior Vice President
                                               Chief Financial Officer

  DATE    November 13, 2001               BY  /s/James R. Swenson
          -------------------------------     ---------------------------------
                                               James R. Swenson
                                               Controller
                                               (Chief Accounting Officer)