Form 10-K
period 2001-12-31
CELGENE CORP /DE/
filed 2002-03-29
CIK 816284

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 2001

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from ___________ to ___________

Commission File No. 0-16132

                              CELGENE CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                 22-2711928
 ------------------------------------        --------------------------------
   (State or other jurisdiction of           (I.R.S. Employee Identification)
    incorporation or organization)

          7 Powder Horn Drive                            07059
           Warren, New Jersey                         ----------
----------------------------------------              (Zip Code)
(Address of principal executive offices)

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

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes  X  No
                                                 ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

     Aggregate market value of voting stock held by non-affiliates of registrant as of March 1, 2002: $1,914,630,044

     Number of shares of Common Stock outstanding as of March 1, 2002:
75,648,728

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                CELGENE CORPORATION ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

ITEM NO.                                                                            PAGE
--------                                                                            ----
  Part I
   1.         Business .........................................................     1
   2.         Properties .......................................................    29
   3.         Legal Proceedings ................................................    29
   4.         Submission of Matters to a Vote of Security Holders ..............    29
  Part II
   5.         Market for Registrant's Common Equity and Related
              Stockholder Matters ..............................................    30
   6.         Selected Consolidated Financial Data .............................    31
   7.         Management's Discussion and Analysis of Financial
              Condition and Results of Operations ..............................    32
   7a.        Quantitative and Qualitative Disclosures About Market
              Risk .............................................................    37
   8.         Financial Statements and Supplementary Data ......................    38
   9.         Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure ..............................    38
  Part III
  10.         Directors and Executive Officers of the Registrant ...............    39
  11.         Executive Compensation ...........................................    39
  12.         Security Ownership of Certain Beneficial Owners and
              Management .......................................................    43
  13.         Certain Relationships and Related Transactions ...................    43
  Part IV
  14.         Exhibits, Financial Statements, and Reports on Form 8-K ..........    44
              Signatures and Power of Attorney .................................    47

                                    PART 1

ITEM 1. BUSINESS

     We are a commercial-stage biopharmaceutical company, incorporated in 1986 as a Delaware corporation. We are primarily engaged in the discovery, development and commercialization of small molecule drugs designed to treat cancer and immunological diseases through gene and protein regulation. Small molecule drugs are man-made, chemically synthesized drugs that, because of their relatively small size, can typically be administered orally. Our drugs are designed to modulate multiple disease-related genes, including cytokines (which are proteins) such as Tumor Necrosis Factor alpha, or TNF(alpha), growth factor genes such as those that control angiogenesis, blood vessel formation and apoptosis genes. Because our drugs can be administered orally, they have the potential to advance the standard of care beyond current injectible protein drugs that inhibit TNF(alpha) and other disease-causing cytokines. We had total revenues of $114.2 million in 2001 and a net loss of $1.9 million. We had an accumulated deficit of $222.4 million at December 31, 2001 and have since our inception in 1986 financed our working capital requirements primarily through product sales, private and public sales of our debt and equity securities, income earned on the investment of the proceeds from the sale of such securities and revenues from research contracts and license payments.

     TNF(alpha) is produced primarily by certain white blood cells, and is one of a number of proteins called cytokines which act as chemical messengers throughout the body to regulate many aspects of the immune system. Overproduction of TNF(alpha), however, has been linked to many chronic inflammatory and immunological diseases. Angiogenesis is the fundamental biological process by which new blood vessels are formed. Cancer cells initiate a biochemical mechanism that stimulates angiogenesis, which in turn provides the cancerous cells with their necessary blood supply. Our small molecule compounds appear to have the potential to inhibit such angiogenesis. Apoptosis genes are those genes which play a central role in regulating cell survival and cell death.

     The Food and Drug Administration approved our first commercialized product, THALOMID(Reg. TM), (thalidomide), for sale in the United States in July 1998. The approved indication for THALOMID(Reg. TM) is the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, and as maintenance therapy to prevent and suppress cutaneous manifestation recurrences. ENL, a complication of leprosy, is a chronic bacterial disease. Leprosy afflicts millions worldwide, although the disease is relatively rare in the United States. We distribute THALOMID(Reg. TM) in the United States through our 128-person commercialization organization. Working with the FDA, we have developed a novel comprehensive education and distribution program, the "System for Thalidomide Education and Prescribing Safety," or S.T.E.P.S.(Reg. TM), that is designed to support the safe and appropriate use of THALOMID(Reg. TM). We also intend to seek marketing approval for THALOMID(Reg. TM) in the treatment of early stage multiple myeloma patients.

     On November 14, 2001, the FDA approved Focalin(TM) (d-MPH), our chirally pure version of Ritalin(Reg. TM), for the treatment of attention deficit disorder and attention deficit hyperactivity disorder, or ADD/ADHD, in school-age children. The use of a chirally pure version, such as Focalin(TM), can result in significant clinical benefits. Many non-chirally pure pharmaceuticals contain two configurations, known as isomers, which are mirror images of each other. Generally these isomers interact differently with their biological targets causing one isomer to have a beneficial effect and the other isomer to have either no effect or undesirable side effects. In April 2000, we granted Novartis Pharma AG an exclusive worldwide license (except Canada) for the development and marketing of Focalin(TM) in return for substantial milestone payments and royalties on Focalin(TM) and the entire Ritalin(Reg. TM) family of drugs. On January 21, 2002, Novartis launched Focalin(TM) in the United States. We have retained the exclusive commercial rights to Focalin(TM) for oncology-related disorders such as cognitive dysfunction associated with chemotherapy.

     We have built a highly integrated drug discovery, development and commercialization platform that enables the company to both create and retain significant value within its therapeutic franchise areas. This target-to-drug platform spans key functions required to generate a large and diverse pipeline of new drug candidates, including: (i) genomics, proteomics and informatics technologies for identifying clinically important drug targets; (ii) high throughput screening systems combined with diverse and focused compound libraries for discovering new drug leads; (iii) computational and medicinal chemistry for optimizing drug candidates; (iv) in vitro and in vivo models of disease for preclinical evaluation of drug efficacy and safety; (v) a clinical and regulatory organization highly experienced in the development of pharmaceutical agents; and (vi) a 128-person sales and marketing organization.

     Our clinical-stage pipeline of new drug candidates is highlighted by four classes of orally administered therapeutic agents designed to selectively regulate disease and associated genes, as described below: Immunomodulatory Drugs, or IMiDs(TM), Selective Cytokine Inhibitory Drugs, or SelCIDs(TM), Selective Estrogen Receptor Modulators, or SERMs, and kinase inhibitors which include Jun kinase, or JNK, inhibitors and nuclear factor kappa beta, or NF-(kappa)(beta), inhibitors. Each class is currently in either drug or preclinical development, or undergoing clinical trials.

     IMiDs(TM) are analogues (or derivatives) of thalidomide that are designed to modulate TNF(alpha), demonstrate anti-cancer activity and inhibit (or halt) angiogenesis without causing birth defects or sedation. In preclinical studies, our IMiDs(TM) have demonstrated a higher level of modulating activity than thalidomide. We currently have two IMiDs(TM), REVIMID(TM) and ACTIMID(TM), in clinical trials for cancer and inflammatory diseases. REVIMID(TM), our lead IMiD(TM), currently is being evaluated as a multiple myeloma and metastatic malignant melanoma therapy in three Phase I/II clinical trials. Multiple myeloma is a malignant proliferation of plasma cells and plasmacytoid cells. It is the second most common blood borne malignancy and is invariably fatal. Metastastic malignant melanoma is a severe form of skin cancer that has begun to spread (or metastasize) throughout the body.

     In December 2001, data was presented by investigators from the Dana-Farber Cancer Institute at Harvard University and the Arkansas Cancer Research Center at the American Society of Hematology meeting. The investigators reported that in these studies REVIMID(TM) showed significant anti-tumor activity and was generally well-tolerated in patients. In July 2001, at the British Cancer Research Meeting, preliminary results were presented from a Phase I/II trial evaluating REVIMID(TM) in 21 patients with solid tumor cancers. Thirteen of the 21 patients had metastatic melanoma, and eight of the 13 melanoma patients experienced anti-disease activity. Based on these results, the trial is being expanded to include approximately 60 additional patients. In addition, a Phase I/II trial of REVIMID(TM) for the treatment of congestive heart failure was initiated in July 2001. Extensive additional clinical testing of the compound is planned to be initiated for both multiple myeloma and metastatic melanoma in 2002.

     SelCIDs(TM) are compounds that have demonstrated the ability to modulate the overproduction of TNF(alpha) and certain other disease-related cytokines (proteins) by selectively inhibiting phosphodiesterase 4, or PDE 4. PDE 4 is a type of enzyme which is linked to the overproduction of TNF(alpha). Our SelCIDs(TM) are intended to control inflammation without broad suppression of the immune system. Our lead SelCID(TM) compound, CC 1088, was well-tolerated in human Phase I trials. Common side effects of known PDE 4 inhibitors such as nausea or vomiting did not occur in these trials. CC 1088 currently is being tested in a Phase II trial for Crohn's disease and the results are expected in 2002. A Phase I trial was completed for another SelCID(TM) compound, CC 7085, which was significantly more potent than CC 1088 in preclinical studies.

     Our first compound from the Signal Research Division to enter the clinic, CC 8490, completed a Phase I safety trial and was well-tolerated in healthy human volunteers. CC 8490 demonstrated the ability to induce cancer cell death in preclinical models of cancer. We plan to initiate a Phase I/II clinical trial of CC 8490 in cancer in 2002.

     SERMs are compounds that are being developed to mimic the positive effects of estrogen in the treatment of osteoporosis while blocking the negative effects. Estrogen is a hormone that has a broad spectrum of effects on tissues in both women and men. Although the hormone's biological effects are often beneficial, estrogen is also a potent growth factor in breast and other reproductive tissues that gives rise to cancer. For cancer indications, the SERMs are designed to block certain harmful stimulatory effects of estrogen. In treating osteoporosis, the SERMs are designed to mimic the positive effects of estrogen by inhibiting bone loss and providing cardio-protection in pre- and post-menopausal women, while avoiding some of estrogen's adverse effects such as increasing the risk of breast and uterine cancer. In December 2000, we entered into a Collaborative Research and License Agreement with Novartis Pharma AG to discover and develop SERMs for the treatment and prevention of osteoporosis.

     Our kinase inhibitors include JNK inhibitors and nuclear factor kappa beta, or NF-(kappa)(beta), inhibitors. Kinases are regulatory proteins that control key cellular activities by transmitting biological signals from the exterior environment of a cell to the cell's nucleus, where genes that promote health and genes that promote disease are turned on and off in response to these signals. Kinase inhibitors are drugs that bind to and block the activity of gene-regulating kinases, such as JNK and NF-(kappa)(beta), thereby inhibiting the ability of kinase proteins to turn on those specific genes that cause or contribute to disease. The JNK pathway controls the expression of specific sets of cytokine, growth factor and cell death genes that play a fundamental role in the onset and progression of immune and inflammatory diseases and cancer. Preclinical studies support the therapeutic potential of our JNK inhibitors in several disease models, including:

     o rheumatoid arthritis, as reported by academic investigators in the July 1, 2001 edition of The Journal of Clinical Investigation;

     o asthma, as presented by academic investigators at the 97th International Conference of the American Thoracic Society in May 2001;

     o ischemia reperfusion injury (an injury caused when blood flow to a vital organ of the body is blocked), as reported by academic investigators at the 52nd annual meeting of the American Association for the Study of Liver Diseases in November 2001; and

     o cancer, as presented by company researchers at the 2001 American Association for Cancer Research -- National Cancer Institute -- European Organization for Research and Treatment of Cancer International Conference held in November 2001.

We anticipate initiating a Phase I clinical trial for our lead JNK inhibitor in 2002.

     The NF-(kappa)(beta) pathway is a critical regulator of genes such as TNF(alpha), interleukin-1 and proteases. Interleukin-1 is a protein produced by cells principally to maintain the body's immune defenses against disease and injury. It serves as a biochemical signal for cells to multiply and then attack, destroy and remove unwanted pathogens and diseased or damaged cells from the body. Proteases are enzymes produced by various cells for the purpose of degrading and eliminating the body's injured and diseased cells. Under normal circumstances, proteases facilitate the prompt removal of abnormal cells, while under disease conditions protease enzymes cause the destruction of healthy tissue.

     However, over-activation of the NF-(kappa)(beta) pathway can cause continued tissue inflammation and destruction associated with a wide variety of diseases such as rheumatoid arthritis and inflammatory bowel disease. Along with our partner, Serono, S.A., we are evaluating SPC 839, a novel small molecule inhibitor of the NF-(kappa)(beta) pathway. As a small molecule inhibitor, SPC 839 is designed to block the ability of the NF-(kappa)(beta) pathway to transmit biochemical signals that activate or inactivate specific disease-causing genes. In preclinical models we have found that SPC 839 significantly reduced joint inflammation and destruction. NF-(kappa)(beta) inhibitors potentially represent an important new class of disease-modifying drugs.

     We also are identifying and validating a major new class of gene-regulating drug targets, termed ligases, for oncology and inflammation drug discovery. Ligases are enzymes in cells which selectively eliminate proteins that maintain healthy cellular functions. We have established an early and leading position in the ligase regulation field through (i) the identification and licensing of 38 potential ligase targets, for which several patent applications have been filed;
(ii) collaborations with several leading researchers in the ligase field; and
(iii) the initiation of drug discovery programs for two ligase targets. This portfolio of ligase targets provides us with several new novel therapeutic strategies for controlling cellular proteins that either cause or prevent disease.

CELGENE PRODUCT OVERVIEW

     The target disease indications and the development and commercial status of THALOMID(Reg. TM), Focalin(TM) and our other drug candidates currently under development are outlined in the following table:


PRODUCT               DISEASE INDICATION      COLLABORATOR         STATUS
-------               ------------------      ------------         ------
THALOMID(Reg. TM)     ENL                                          Marketed.
                      Multiple Myeloma                             Phase II/III trials completed.
                                                                   Additional trials ongoing and
                                                                   planned.
                      Renal Cancer                                 Phase III trials underway and
                                                                   planned.
                      Myelodysplastic
                      Syndromes                                    Phase III trial underway.
                      Colorectal Cancer                            Multiple trials underway and
                                                                   planned.
IMiDs(TM)
 REVIMID(TM)          Multiple Myeloma                             Phase I/II trials completed.
                                                                   Additional trials planned.
                      Solid Tumor Cancers                          Phase I/II trials underway and
                                                                   expanded. Additional trials
                                                                   planned.
                      Inflammatory Diseases                        Phase I/II trials underway and
                                                                   planned.
 ACTIMID(TM)          Multiple Myeloma                             Phase I/II trial underway.
SelCIDs(TM)
 CC 1088              Crohn's Disease                              Phase II trial underway.
                      Myelodysplastic
                      Syndromes                                    Phase II trial underway.
 CC 7085              Inflammatory Diseases                        Phase I trial completed.
SERMs
 SERM(alpha)          Osteoporosis            Novartis Pharma AG   Preclinical studies underway.
CC 8490               Cancer                                       Phase I trial completed.
Kinase Inhibitors
 JNK                  Cancer/Inflammatory
                      Diseases                                     Preclinical studies underway.
 NF-(kappa)(beta)     Cancer/Inflammatory     Serono A.G.
                      Diseases                                     Preclinical studies underway.
 P38/MEK              Cancer/Inflammatory
                      Diseases                                     Drug discovery underway.
Ligases               Cancer/Inflammatory
                      Diseases                                     Drug discovery underway.

Focalin(TM)           ADD/ADHD                Novartis Pharma AG   Marketed.
                      Chemotherapy-related
                      Cognitive Dysfunction                        Trials to be initiated in 2002.

Ritalin(Reg. TM) LA   ADD/ADHD                Novartis Pharma AG   Awaiting approval.
Focalin(TM) LA        ADD/ADHD                Novartis Pharma AG   Trials planned.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap.

     o   PHASE I CLINICAL TRIALS

     If the FDA allows a request to initiate clinical investigations to become effective, Phase I human clinical trials can begin. These tests usually involve between 20 and 80 healthy volunteers or patients. The tests study a drug's safety profile, and may include the safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

     o   PHASE II CLINICAL TRIALS

     In Phase II clinical trials, controlled studies are conducted on a limited number of patients with the targeted disease. An initial evaluation of the drug's effectiveness on patients is performed and additional information on the drug's safety is obtained.

     o   PHASE III CLINICAL TRIALS

     This phase typically includes multi-center trials and involves a larger patient population. During the Phase III clinical trials, physicians monitor patients to determine efficacy and to gather further information on safety.

OVERVIEW OF GENES AND DISEASE

     Genes control all cellular functions responsible for maintaining human health. Gene regulation is a highly controlled process in which specific sets of genes are activated and inactivated to maintain the body's essential functions, as well as to combat disease. Genes are controlled by networks of proteins inside cells that relay biologic information through pathways from a cell's surface to its nucleus where genes are expressed in response to these signaling events. These cell-signaling pathways consist of several large and distinct classes of gene regulating proteins that include transcription factors, kinases and ligases. Transcription factors are molecular switches that bind to the regions of genes that control the level and duration of gene expression and protein production. Kinases are enzymes that transmit information within cells and selectively regulate gene expression. Ligases control the levels of gene regulating proteins in cells. Each of these three classes of proteins controls multiple genes that contribute to disease.

     Recent advances in cellular and molecular biology have demonstrated that malfunctions in gene regulation trigger cells to produce inappropriate amounts or types of proteins that give rise to many complex human diseases. For example, over-activation of certain genes and the proteins they produce can cause uncontrolled proliferation of cells characteristic of cancer and inflammatory diseases. Alternatively, under-activation of critical genes and their protein products, such as tumor suppressors, also may give rise to diseases including cancer and neurological disorders.

     Genomics is the large-scale identification and characterization of the genes that comprise the human genome, which is revolutionizing drug discovery and development. The entire human genome has been sequenced and this information is currently being compiled in databases. These genomic databases only provide a starting point for understanding the role of genes in disease because the gene sequence data by itself provides limited information about a gene's relationship to a specific disease. To fully capitalize on the therapeutic potential of genomics it is necessary to map critical gene regulating pathways and identify key proteins as drug targets for disease therapy.

     Many conventional drug discovery efforts have focused on identifying compounds that have been directed toward extracellular targets -- either cell surface receptors or proteins produced and secreted by cells -- that indirectly regulate gene expression. Many of these drugs provide only symptomatic relief of disease and do not treat the molecular causes of disease. For example, standard rheumatoid arthritis therapies such as aspirin only relieve the symptoms of pain and inflammation. These drugs do not address the destruction of arthritic joints caused by rheumatoid arthritis. Drugs directed toward targets outside the cell also have a number of potential limitations because they often do not control the specific sets of genes that are responsible for the onset and progression of disease and may even cause detrimental side effects due to their non-specific action. An additional limitation is that many current drugs must be injected and are not orally available.

OVERVIEW OF OUR GENE-REGULATING TECHNOLOGY

     We have developed and integrated a large set of proprietary drug targets and drug discovery technologies to accelerate the application of genomics and proteomics to the discovery of important new classes of gene-regulating drugs. We first map the gene-regulating pathways to identify disease-associated proteins that control specific genes. This information is then used to discover novel gene-regulating drugs by applying our drug discovery engine. We believe our discovery and development capabilities provide us with a highly advanced and competitive technology platform for target and drug discovery. This engine consists of:

     o   ADVANCED CELLULAR, MOLECULAR AND GENOMIC TECHNOLOGIES

     We use information produced from human genomics initiatives to map gene-regulating pathways and identify clinically important drug targets for specific diseases. We have generated proprietary human cell lines, from multiple tissues of the body, to create in vitro models of disease and to evaluate the activity and selectivity of drug candidates. We also use functional genomics and proteomics, which is the large-scale linking of genes and their protein products to their biological functions, for mapping gene-regulating pathways and identifying disease targets for use in drug discovery.

     o PROPRIETARY HIGH THROUGHPUT SCREENING SYSTEMS AND DIVERSE COMPOUNDS LIBRARIES

     We have assembled a library of distinct small molecule compounds and natural products that we screen using our proprietary biochemical and cell-based screening technologies. Our screening systems include a screening technology that simultaneously screens multiple kinases to provide drug activity and specificity data across multiple drug targets.

     o   A PROPRIETARY, KINASE-FOCUSED COMPOUND LIBRARY

     We have identified the active sites, or molecular locks on a number of gene-regulating kinase targets using our extensive knowledge of the three-dimensional structures of these targets. We believe gene-regulating targets identified in the future will contain similar locks. Our kinase inhibitor library is designed to contain compounds expected to fit, like molecular keys, into these locks, enhancing our ability to identify effective inhibitors of current as well as yet-undiscovered gene-regulating targets. In addition, we design these compounds with attractive pharmaceutical properties, such as solubility, chemical stability, non-reactivity and the ability to be taken orally, which may accelerate the development of viable drug candidates.

     o   STRUCTURE-BASED DRUG DESIGN

     We use our proprietary three-dimensional models of drug targets, combined with advanced chemistry technologies, to generate drug leads and advance drug candidates into preclinical and clinical development.

     Our drug discovery and development programs are focused principally in cancer and inflammatory diseases in which gene dysregulation plays a major role in the onset and progression of these complex diseases.

OVERVIEW OF ONCOLOGY AND IMMUNOLOGY

     Our clinical and commercial focus is to produce a portfolio of highly potent and selective compounds that have the potential to regulate the overproduction of TNF(alpha) and have anti-cancer and anti-angiogenic properties via gene regulation.

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

     Anti-TNF(alpha) proteins, including anti-TNF(alpha) antibodies and TNF(alpha) soluble receptors, have demonstrated efficacy in the treatment of such chronic inflammatory diseases as rheumatoid arthritis and Crohn's disease. While initial doses of these anti-TNF(alpha) proteins have been well-tolerated and have reduced disease activity in clinical studies, these proteins exhibit certain shortcomings linked to their nature as proteins. First, they are large molecules that must currently be injected or infused. Second, the period of efficacy of a given dosage of a protein-based drug can decline with repeated administration, rendering protein-based drugs more suitable for treatment of acute pathological conditions rather than chronic disease states. This limitation is due in part to increasing production by a patient's immune system of antibodies that neutralize administered proteins.

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

     In addition, research has indicated that our small molecule drug, THALOMID(Reg. TM), is anti-angiogenic and demonstrates anti-cancer properties. Angiogenesis is the fundamental biological process by which new blood vessels are formed. Cancer cells require oxygen and nutrients and initiate a biochemical mechanism that stimulates angiogenesis, which, in turn, provides the cancerous cells with the blood supply they need to grow. Inhibition of angiogenesis could adversely affect the graft of a tumor and be a potential anti-cancer therapy. This therapy could also be used in conjunction with radiation or more traditional chemotherapeutic agents. Currently, a number of anti-angiogenic agents are being developed by a number of companies. However, we believe that THALOMID(Reg. TM) is the only oral small molecule on the market that has an anti-angiogenic effect. Moreover, preliminary research suggests that our two new classes of small molecule immunotherapeutic compounds -- one of which is based on thalidomide's activity -- may be anti-angiogenic.

THALOMID(Reg. TM)

     In July 1998, we received FDA approval to market THALOMID(Reg. TM) for the treatment of acute cutaneous manifestations of moderate to severe ENL and as maintenance therapy for prevention and suppression of cutaneous manifestation recurrences. ENL is an inflammatory complication of leprosy associated with excess TNF(alpha) production. Although leprosy is relatively rare in the United States, the disease afflicts millions worldwide. ENL occurs in about 30% of leprosy patients and is characterized by cutaneous lesions, acute inflammation, fever and anorexia. THALOMID(Reg. TM) is the first drug approved under a special "Restricted Distribution for Safety" regulation and we launched THALOMID(Reg.
TM) in late September 1998 with our patented S.T.E.P.S.(Reg. TM) program. S.T.E.P.S.(Reg. TM) is designed to support the safe and appropriate use of THALOMID(Reg. TM) and is part of the approved labeling for THALOMID(Reg. TM).

     We are currently developing THALOMID(Reg. TM) for the treatment of a variety of serious diseases for which we believe there are no adequate approved therapies. THALOMID(Reg. TM) has been evaluated or is being evaluated in more than 200 clinical trials, some sponsored by the National Cancer Institute, as a potential therapy for cancer and inflammatory diseases. Key investigations include multiple myeloma, myelodysplastic syndromes, renal cell carcinoma and colorectal cancer. Our current intent is to seek FDA approval for THALOMID(Reg.
TM) in early stage multiple myeloma patients. In addition to the data from the four trials that have already been prepared for submission in this regard, we intend to initiate and complete an additional clinical trial prior to submission of a supplementary New Drug Application, or sNDA, to the FDA. The existing analyzed data will not be submitted until the completion of the additional trial, and the process is expected to take approximately 24 months. We also intend to seek FDA approval for THALOMID(Reg. TM) for at least one solid tumor cancer, such as renal cell carcinoma.

     Our work with thalidomide was originally based on a scientific collaboration with The Rockefeller University's Laboratory of Cellular Physiology and Immunology. In the early 1990s, researchers at The Rockefeller University discovered that thalidomide is a selective modulator of TNF(alpha), and therefore, could be of potential benefit in many serious immunological diseases, including cachexia and other AIDS-related conditions. We believe that in serious and debilitating disease states, the risk of birth defects and other potential side effects related to thalidomide is outweighed by the drug's potential clinical benefits. The Rockefeller University has granted us certain exclusive rights and licenses to manufacture, use and sell thalidomide for treating the toxicity associated with high concentrations of TNF(alpha) in septic shock, cachexia and HIV-related disease states. Researchers at the Children's Medical Center, which is affiliated with Harvard University, discovered that thalidomide is anti-angiogenic and filed patents on this utility. We were granted an exclusive license to these patents by Children's Medical Center, some of which have not issued in the United States, in December 1998.

     As a result of our own applications and designations acquired from the Children's Medical Center, we now have Orphan Drug designations from the FDA for THALOMID(Reg. TM) covering primary brain malignancies, HIV-associated wasting syndrome, severe Recurrent Aphthous Stomatitis, or RAS, clinical manifestations of mycobacterial infections caused by mycobacterium tuberculosis and non-tuberculous mycobacteria, ENL, multiple myeloma, Crohn's disease and Kaposi's sarcoma. If the FDA approves any of these indications for THALOMID(Reg.
TM), we will be granted a seven-year period of exclusivity during which time the FDA is prohibited, except under certain conditions, from approving another version of thalidomide for the approved indication. In November 2001, we were also granted European Orphan Drug status for THALOMID(Reg. TM) in multiple myeloma and ENL.

     Thalidomide was developed initially as a sedative, and was widely prescribed by doctors in Europe in the late 1950s and early 1960s to pregnant women for relief of morning sickness. After severe birth defects were associated with its use, thalidomide was virtually removed from the world market. Thalidomide was later discovered to have therapeutic effects in the treatment of ENL, a disease that is rare in the United States but common in many parts of the developing world. Although the FDA had never, until 1998, approved the marketing of thalidomide, the U.S. Public Health Service has dispensed the drug for the treatment of ENL for the previous 25 years. We note that thalidomide's history may limit market acceptance of THALOMID(Reg. TM).

ONCOLOGY

     Cancer tissue stimulates the growth of blood vessels essential for tumor growth, invasion and metastasis. Specifically, primary tumors are believed to remain clinically insignificant unless they can obtain nourishment from their host. Biochemically, an invasive tumor induces the production of several growth factors that cause the formulation of new blood vessels. Almost three decades ago, it was proposed that this process of tumor angiogenesis could be a promising new target of cancer therapy. Anti-angiogenic compounds were believed to be able to work by reducing or halting remaining tumor growth and could also be used in conjunction with more traditional chemotherapeutic agents. Thalidomide was discovered to be anti-angiogenic at the Children's Medical Center in Boston.

     We are currently working with the NCI and a number of clinical investigators to assess the potential of THALOMID(Reg. TM) in the treatment of various cancers. Currently we estimate that approximately 92% of THALOMID(Reg.
TM) prescriptions are in oncological indications.

     Multiple Myeloma. Multiple myeloma is the second most common hematologic malignancy diagnosed in the United States. It is a malignant disorder of plasma cells residing in the bone marrow and is characterized by the prominent appearance of a certain monoclonal immunoglobulin (M-protein) in the blood or urine of patients. There is a high morbidity and mortality associated with multiple myeloma that includes bone fractures, bone marrow failure and kidney failure.

     According to the Multiple Myeloma Research Foundation and the American Cancer Society, there are approximately 45,000 people in the United States living with multiple myeloma with over 14,000 new cases and 11,000 deaths expected this year. Current regimens have served to provide therapeutic benefit; however multiple myeloma patient suffering remains very high and relapsing is very common. Additionally, current treatments for multiple myeloma have detrimental side effects and there is a great need for newer, safer and more effective alternatives.

     At the 43rd annual meeting of the American Society of Hematology, or ASH, in December 2001, investigators from leading cancer research centers presented new data from clinical trials of THALOMID(Reg. TM) in many hematological malignancies. THALOMID(Reg. TM) is currently being evaluated as a potential therapy of every disease stage of multiple myeloma including monoclonal gammopatry of uncertain significance (MGUS), smoldering, newly diagnosed, relapsed and refractory. Several investigators at ASH reported data on the response rate, the median effective dose and the average duration of response for multiple myeloma patients treated with THALOMID(Reg. TM) in clinical trials.

     Newly Diagnosed Multiple Myeloma. Vincent Rajkumar, M.D., of the Mayo Clinic presented data at ASH from a Phase II trial examining the use of thalidomide in combination with dexamethasone for newly diagnosed multiple myeloma patients. Fifty patients with previously untreated multiple myeloma were administered a fixed dose of 200 mg of thalidomide, except in seven patients for whom a dose escalation up to 800 mg was permitted as tolerated, in combination with dexamethasone at a dose of 40 mg/day orally for four days three times a month. Response was measured as a decrease in both serum and urine monoclonal
(M) protein by 50 percent or greater. Thirty-two (64 percent ) patients met the criteria for reponse. Grade 3 or higher toxicity was seen in 16 patients, including 5 patients experiencing venous thrombosis. Other adverse events included constipation, rash and dyspnea.

     Relapsed and Refractory Multiple Myeloma. The first data on THALOMID's(Reg.
TM) effect on long-term survival in multiple myeloma were published in the July 15, 2001 issue of Blood in an article entitled "Extended Survival in Advanced and Refractory Multiple Myeloma After Single-agent Thalidomide: Identification of Prognostic Factors in a Phase II Study of 169 Patients." The study is a follow-up of a phase II trial of 169 advanced and refractory multiple myeloma patients with progressive disease treated with THALOMID(Reg. TM), and it extends results of 84 patients previously reported in The New England Journal of Medicine (November 1999). The phase II study was initiated to evaluate the use of THALOMID(Reg. TM) in multiple myeloma patients who relapsed after high dose chemotherapy. Patients received a starting dose of 200 mg/day escalated by 200 mg/day every two weeks to 800 mg/day according to tolerance. THALOMID(Reg. TM) was escalated to 400 mg, 600 mg and 800 mg in 87 percent, 68 percent and 56 percent of patients respectively. Of the study's 169 patients, 37 percent demonstrated a (greater than or equal to)25 percent reduction in myeloma protein, 30 percent demonstrated a (greater than or equal to)50 percent reduction and 14 percent of patients achieved a complete or near complete response.

     The trial's principal investigator, Bart Barlogie, M.D., Ph.D., and researchers at the Arkansas Cancer Research Center reported that high-risk patients who received (greater than or equal to)42 grams of THALOMID(Reg. TM) in a three-month period experienced higher response rates (63 percent vs. 45 percent) and longer survival time (54 percent vs. 21 percent). In addition, for the entire patient cohort, event-free survival after two years of follow-up was 20 percent and overall survival is 48 percent.

     The study's most commonly reported side effects included one or more grade (greater than or equal to)3 toxicities. Twenty-five percent of patients experienced events affecting the central nervous system, such as sedation and somnolence, confusion, depression and tremor. Sixteen percent of patients experienced gastrointestinal toxicities, mainly constipation. Neuropathy was seen in 9 percent of patients. Less than two percent of patients developed deep vein thrombosis. These toxicities were found to be dose related.

     In 2001, prescribers reported on our S.T.E.P.S.(Reg. TM) program enrollment surveys that approximately 63.5% of the oncology-related THALOMID(Reg. TM) prescriptions were for multiple myeloma. Based on this information and on the growing volume of clinical trial data, our plan is to pursue an sNDA for THALOMID(Reg. TM) for the treatment of multiple myeloma.

     Myelodysplastic Syndromes. Myelodysplastic Syndromes, or MDS, are a group of conditions caused by abnormalities of the blood-forming cells in the bone marrow resulting in a shortage of blood cells and, ultimately, low blood counts. The five types of MDS are refractory anemia, refractory anemia with ringed sideroblasts, refractory anemia with excess blasts, refractory anemia with excess blasts in formation and chronic myelomonocytic leukemia. According to the American Cancer Society, 14,000 new cases of MDS are diagnosed each year in the United States, with survival rates ranging from six months to five years for the different types of MDS.

     The first peer-reviewed study evaluating the potential use of THALOMID(Reg.
TM) to treat MDS was published in the August 15, 2001 issue of Blood. The study, entitled "Thalidomide Produces Transfusion Independence in Long-standing Refractory Anemias of Patients with Myelodysplastic Syndromes," reported on 83 MDS patients treated with THALOMID(Reg. TM). This pilot study was initiated to evaluate the activity of THALOMID(Reg. TM) in either low- or high-risk patients with MDS. Patients received an initial THALOMID(Reg. TM) dose of 100 mg/day and were escalated as tolerated. Sixteen patients showed hematologic improvement with 10 patients becoming transfusion independent. Hematologic improvement was measured by increased platelets, decreased dependence on transfusions and improved erythroid series. Less than five percent of patients had grade 4 toxicity with the most commonly reported side effects being fatigue, constipation, shortness of breath, fluid retention, dizziness, rash, tingling in fingers and/or toes, fever and headache, and nausea.

     We have initiated a Phase III, multi-center, controlled study to further evaluate THALOMID(Reg. TM) as a potential therapy of MDS.

     Solid Tumor Cancers. Investigators from leading cancer research centers presented data from clinical trials of THALOMID(Reg. TM) in solid tumor cancers at major medical meetings in 2001. Most recently, at the Chemotherapy Foundation Symposium in November 2001, Dr. Wen-Jen Hwu from Memorial Sloan-Kettering Cancer Center presented clinical data from a trial of THALOMID(Reg. TM) in combination with temozolomide in patients with melanoma with brain metastases. Dr. Robert Amato from the Baylor College of Medicine reported on new data from a clinical trial of THALOMID(Reg. TM) in combination with Interleukin-2 for the treatment of renal cell carcinoma.

INFLAMMATORY DISEASES

     THALOMID(Reg. TM) has been shown to modulate the immune system response both in vitro and in vivo. Examples of such biological activities include the inhibition of TNF(alpha), stimulation of the anti-inflammatory cytokine IL-10 and activation of T-cell function. These types of activities could prove to have therapeutic benefit in a variety of inflammatory, infectious and autoimmune diseases. The two key areas of investigation at present involve inflammatory bowel disease and sarcoidosis, an inflammation of body tissue, which often attacks the lungs and lymph nodes, and scleroderma, a chronic tissue disorder.

S.T.E.P.S.(Reg. TM)

     Working with the FDA and other governmental agencies as well as certain advocacy groups, we designed and implemented S.T.E.P.S.(Reg. TM), the objective of which is the safe and appropriate use of THALOMID(Reg. TM). This proprietary program includes comprehensive physician, pharmacist and patient education. All patients are required to use contraception and female patients of child-bearing potential are given pregnancy tests regularly. All patients are subject to other requirements, including informed consent. Physicians are also required to comply with the educational, contraception counseling, informed consent and pregnancy testing and other elements of the program. Automatic refills are not permitted under the program and each prescription may not exceed four weeks dosing. A new prescription is required each month.

     In July 2001, we implemented an enhanced version of S.T.E.P.S.(Reg. TM), which utilizes innovative technology to ensure that THALOMID(Reg. TM) is safely and effectively distributed. The new program permits real-time interventions and maximizes compliance. It has also been streamlined to be more convenient for physicians and patients.

     S.T.E.P.S.(Reg. TM) is protected by a method of business patent covering controlled distribution systems that register pharmacists, patients and physicians who have agreed to follow the safety program. It includes systems that track compliance and authorize each prescription based on confirmation of compliance. S.T.E.P.S.(Reg. TM) is designed as a blueprint for pharmaceutical products that offer life-saving or other important therapeutic benefits but have potentially problematic effects.

IMIDS(Reg. TM)

     IMiDs(TM) are novel, small molecule analogs of THALOMID(Reg. TM) that are based on THALOMID's(Reg. TM) ability to modulate the production of TNF(alpha). Our scientists designed the IMiDs(TM) to be more potent and to have a different safety profile than THALOMID(Reg. TM). Our IMiDs(TM) have significantly greater immunological activity than thalidomide in in vitro studies. Data published by our scientists and research collaborators in The Journal of Immunology demonstrated that IMiDs(TM) potently inhibit the inflammatory cytokines, TNF(alpha) and interleukin (IL)-1 beta, while stimulating the anti-inflammatory cytokine IL-10. In addition, IMiDs(TM) were reported to enhance T-cell proliferation and IL-2 production. In a study published in Blood, IMiDs(TM) were found to inhibit the growth and proliferation of multiple myeloma cells. We are developing the IMiDs(TM) in cancer and inflammatory diseases, and we currently have two IMiD(Reg. TM) compounds in clinical trials: REVIMID(TM) and ACTIMID(TM).

     REVIMID(TM) is being evaluated in two Phase I/II clinical trials in multiple myeloma. In December 2001, at the annual meeting of the American Society of Hematology, clinical investigators from Dana-Farber Cancer Institute at Harvard University and the Arkansas Cancer Research Center presented data demonstrating that REVIMID(TM) has significant anti-tumor activity in multiple myeloma and is generally well-tolerated.

     PAUL G. RICHARDSON, M.D., presented data at ASH from an open-label safety clinical trial conducted at Dana-Farber. The study included 24 evaluable patients with rapidly advancing refractory multiple myeloma, 16 of whom had failed thalidomide and all of whom had failed at least two prior regimens. 19 patients (79 percent) achieved stable disease or better and 15 patients (63 percent) of patients experienced a greater than 25 percent reduction in paraprotein. No dose limiting toxicities were observed within 28 days at any dose level. In the extension phase of the trial, dose reduction was required for grade 3 thrombocytopenia and grade 3/4 neutropenia. Somnolence, constipation and neuropathy, common side effects of thalidomide, were not observed.

     MAURIZIO ZANGARI, M.D. from the Arkansas Cancer Research Center reported on the treatment of 15 refractory multiple myeloma patients who participated in two clinical trials: a four week, open-label safety trial and an extension trial. Eight patients (53 percent) experienced a greater than 25 percent reduction in paraprotein and one patient achieved a complete response. In the extension phase of the trial at higher doses, clinically significant, but manageable, reductions in both the granulocyte and platelet counts were observed.

     REVIMID(TM) is also being evaluated in a Phase I/II clinical trial for the treatment of solid tumor cancers. In July 2001, Angus Dalgleish, Ph.D., presented interim data from the 21-patient clinical trial being conducted at the St. George's Medical School in London. Thirteen of the 21 patients had metastatic melanoma and eight of the 13 melanoma patients experienced anti-disease activity. Based on these data, the trial is being expanded to include approximately 60 additional patients. A Phase I/II clinical trial of REVIMID(TM) in congestive heart failure was initiated in July 2001 and is currently ongoing. We plan to accelerate the development of REVIMID(TM) in 2002 with additional clinical programs in multiple myeloma and metastatic melanoma.

     Our extensive intellectual property estate for the IMiD(Reg. TM) pipeline includes composition of matter patents that cover the active ingredient of REVIMID(TM) and therapeutic uses of this and other IMiDs(TM). Our patent portfolio was expanded with two additional patents covering the use of REVIMID(TM) and ACTIMID(TM) to treat cancer and inflammatory diseases, both as single agents and in combination with other therapies. Our comprehensive IMiD patent portfolio comprises several additional U.S. and foreign patents and patent applications.

SELCIDS(TM)

     SelCIDs(TM) are novel, small molecule drugs that modulate TNF(alpha) and other disease-causing cytokines by selectively and potently inhibiting PDE 4, an enzyme whose selective inhibition has been shown to be effective in animal models of asthma and inflammation. We believe that control of TNF(alpha) at its source, versus simple removal of circulating levels of the cytokine, may facilitate more effective therapy without immune suppression. PDE 4 inhibitors, although shown to have potential therapeutic benefit in the treatment of inflammatory diseases, have also been found to have undesirable biological activities including nausea and emesis. Phase I trials demonstrated that the SelCIDs(TM) are well-tolerated, potent PDE 4 inhibitors that demonstrate significant anti-inflammatory activity with minimal side effects. Importantly, there were no signs of nausea or vomiting, side effects typically associated with PDE 4 inhibitors. Our SelCIDs(TM) were evaluated in ferret models of asthma and emesis in which they were found to be potent anti-inflammatory agents with minimal side effects at therapeutic dosing levels. The U.S. Patent and Trademark Office has issued to us composition of matter and use patents relating to our SelCIDs(TM).

     A Phase II, multi-center, double-blind, placebo-controlled clinical trial in Crohn's disease for the lead SelCID(TM) compound, CC 1088, is ongoing and results are expected mid-2002. An additional Phase II trial in MDS was initiated in early 2002. A second-generation SelCID(TM), CC 7085, completed a Phase I clinical trial and was found to be well-tolerated in healthy volunteers.

CC 8490

     Our first compound from the Signal Research Division to enter the clinic, CC 8490, completed a Phase I safety trial and was well-tolerated in healthy human volunteers. CC 8490 demonstrated anti-proliferative effects and the ability to induce apoptosis in preclinical models of cancer. We plan to initiate a Phase I/II clinical trial of CC 8490 in cancer in 2002.

SERMS

     Estrogen is a hormone that has a broad spectrum of effects on tissues in both women and men. Many of these biological effects are beneficial, including maintenance of bone density and cardiovascular and neurological protection. In addition to estrogen's positive effects, however, the hormone is also a potent growth factor in the breast and uterus that increases significantly the risk of cancer in women. In addition, estrogen contributes to prostate cancer in men.

     Two distinct estrogen receptors exist in the body, the estrogen receptor-alpha, or ER-(alpha), and the estrogen receptor-beta, or ER-(alpha), each of which has a distinct tissue distribution and biological role in the body. ER-(alpha) is found predominately in bone and in cardiovascular, breast and reproductive tissue, while ER-(alpha) is the predominately expressed estrogen receptor in the prostate and hippocampus region of the brain. Given the tissue-selective expression of ER-(alpha) and ER-(alpha), estrogen receptor modulators potentially can be designed to mimic the positive effects and block the negative effects of estrogen in different tissues. Drugs that modulate these receptors are termed selective estrogen receptor modulators or SERMs.

APPLICATIONS OF SERMS IN OSTEOPOROSIS

     Hormone replacement therapy (HRT) has been the standard anti-resorptive therapy to prevent bone loss in post-menopausal women. However, HRT poses a number of health risks that make it a poor choice for many women, including an increased risk for breast and uterine cancer. SERMs have been developed to overcome many of the risks associated with HRT. However, first and second generation SERMs lack the efficacy of estrogen in preventing bone loss and are also associated with several important risks and side effects that include increased risk of endometrial cancer, hot flashes, deep vein thrombosis, vaginal bleeding and liver toxicity. We have developed non-steroidal small molecules with a novel core chemical structure compared to FDA-approved SERMs and other known SERMs in clinical development.

     In December 2000, we signed an agreement with Novartis Pharma AG for joint development of SERMs to treat and prevent osteoporosis, which is believed to affect over 75 million people worldwide. The signing of the agreement triggered an upfront payment to us. Under the terms of this agreement, we will receive milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties. Novartis is currently evaluating our SERMs in preclinical models for efficacy on bone tissue and safety on reproductive tissues and expects to designate a clinical candidate in 2002.

APPLICATIONS OF SERMS IN CANCER

     Unlike chemotherapeutic agents, which often cause significant toxic side effects, SERMs act through different, primarily non-toxic mechanisms. Currently two SERMs are marketed for treatment of breast cancer. One of these SERMs, tamoxifen, is the most widely prescribed anti-hormonal therapy for cancer today.

ER-(alpha) MODULATORS

     Using our drug discovery engine and expertise in estrogen gene regulating pathways, we have discovered and are developing a series of SERMs with improved efficacy and safety in animal models when compared with tamoxifen. In animal studies, these drug leads were orally effective in preventing breast cancer and demonstrated equal or superior efficacy to tamoxifen. Additionally, these compounds displayed a superior safety profile on uterine tissue compared to tamoxifen.

JNK INHIBITORS

     The JNK cell-signaling pathway plays a pivotal role in the onset and progression of several important human diseases. Over-activation of the JNK pathway increases expression of a broad set of disease-causing genes, including VEGF, TNF(alpha), interleukin-2, gamma interferon and matrix metalloproteinases. Drugs designed to inhibit JNK have a number of potential advantages in treating complex diseases such as inflammation and cancer because of their ability to suppress a broad set of disease-causing cytokines, growth factors and tissue-destructive enzymes. Importantly, JNK is an intracellular enzyme that can be targeted with small molecule, orally administered drugs.

     We have an extensive intellectual property estate covering JNK genes, JNK polypeptides and proteins, expression systems for protein production, JNK screening technology, JNK targets and therapeutic uses of molecules modulating JNK activity. This patent estate includes ten issued U.S. patents and four foreign patents through licenses with the University of California, the University of Massachusetts and our own patents. Our comprehensive patent portfolio is expected to expand further as we have various pending U.S. and foreign patent applications. We have not licensed any rights to our JNK program to date and retain exclusive worldwide rights for all disease indications.

INFLAMMATORY DISEASES AND ONCOLOGY

     We have a major drug discovery program focused on developing small molecules to control the JNK signaling pathway and have identified multiple series of novel JNK inhibitors. We have completed high throughput screening for JNK1, JNK2 and JNK3 inhibitors using proprietary biochemical and cell-based screens. We also have developed additional high throughput drug screens for several other drug targets in the JNK pathway, including JNKKl (MKK4) and JNKK2
(MKK7). Using our kinase-focused inhibitor library, we have identified several potent compounds that inhibit JNK1, JNK2 and JNK3 activity. In addition to significantly reducing inflammation in acute disease models, these drug leads prevent the destruction of joints in an animal model of arthritis and also demonstrate potent disease-modifying activity in an animal model of asthma. At several scientific meetings in 2001, our scientists presented data demonstrating significant therapeutic potential of our novel JNK inhibitors in a wide range of in vivo models, including stroke, asthma, ischemia/reperfusion injury, seizure and cancer. We currently are optimizing drug leads to improve their potency, selectivity and other pharmaceutical properties. Our first JNK inhibitor drug is expected to enter the clinic later this year and is currently completing preclinical development studies. This drug is being developed initially for intravenous administration for the treatment of acute organ failure caused by cell death and acute inflammatory responses.

     We are also developing orally administered JNK inhibitors that may be beneficial for long-term treatment of chronic rheumatologic, cardiovascular, respiratory and neurodegenerative diseases, in addition to a variety of cancers. At a recent scientific meeting we described the promising anti-cancer activity of a JNK inhibitor when administered as a combination treatment with standard chemotherapeutic drugs in an animal model of cancer. The JNK pathway controls the expression of specific sets of genes involved in cancer, including: cytokines and growth factors; cell cycle regulatory proteins and apoptosis-inducing genes; genes involved in oncogenic transformation; cell-to-cell adhesion molecules; tissue destructive enzymes involved in metastasis; multi-drug resistance proteins; and angiogenic factors.

     In summary, pharmacologic intervention of JNK represents a novel approach to treating a variety of human diseases including those caused by excessive cell proliferation and death and inflammation. We have identified different chemical classes that act as potent JNK inhibitors and are actively optimizing these compounds for clinical development.

NF-(kappa)(beta) INHIBITORS

INFLAMMATORY DISEASES

     The NF-(kappa)(beta) cell-signaling pathway plays a pivotal role in inflammatory disease processes by regulating cytokine genes, such as TNF(alpha), IL-l, IL-2, IL-6, IL-8, along with genes that code for molecules on the surface of cells and the cyclooxygenase-2, or COX-2, inflammatory enzyme. Our researchers and collaborators have identified six drug targets that regulate NF-(kappa)(beta) activation. Our discovery of three of these targets was reported in the journals Science, Nature and Cell. We believe drugs that inhibit NF-(kappa)(beta) and, correspondingly, the activation of select disease-associated genes potentially will have significant disease-modifying effects. We have been issued four U.S. patents and, along with our collaborators, have filed related patent applications for targets in this pathway.

     We have conducted high throughput screening for NF-(kappa)(beta) inhibitors using proprietary biochemical and cell-based screens. We also have developed technology for profiling the effects of active compounds on a number of immune-inflammatory genes and proteins in cells and animals. Using our kinase-focused screening library, we have identified several small molecule drug leads that selectively inhibit a specific kinase target in the NF-(kappa)(beta) pathway. One of these drug leads potently inhibits expression of the TNF(alpha) inflammatory response gene in an animal model.

     Our scientists presented preclinical data in September 2001 at the 5th World Congress on Inflammation on SPC 839, our small molecule NF-(kappa)(beta) inhibitor. The data demonstrated that SPC 839 potently regulates the expression of pro-inflammatory genes and therefore may have broad therapeutic benefit in treating a variety of serious inflammatory diseases and cancer. Based on these results, our partner, Serono, is advancing SPC 839 into preclinical development.

ONCOLOGY

     The NF-(kappa)(beta) cell-signaling pathway controls the expression of specific sets of genes involved in different stages of cancer development and progression. These include specific cell survival factors that make cancer cells resistant to radiation and chemotherapy. Using our gene regulating target discovery expertise, we and our collaborators have mapped the NF-(kappa)(beta) pathway extensively and have identified multiple targets in the NF-(kappa)(beta) gene-regulating pathway for use in drug discovery. We also have demonstrated in vitro that inhibiting key NF-(kappa)(beta) kinase targets significantly increases the sensitivity of cancer cells to cancer chemotherapeutics. We have identified small molecule inhibitors of a specific kinase target in the NF-(kappa)(beta) gene-regulating pathway and have optimized certain pharmaceutical properties of these drug leads. We plan to study these drug leads further in animal models of cancer.

CELGRO

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

     Celgro, our wholly owned subsidiary, is applying our proprietary biocatalytic synthesis technology to agrochemicals. Celgro's approach is to work with agrochemical companies to adapt our biocatalytic technology to the manufacture of chirally pure versions of their existing crop protection products and then license the technology to these companies in exchange for royalties. Celgro will also seek to develop chirally pure versions of existing agrochemicals on its own and enter into license agreements with third parties to manufacture and sell the agrochemicals. We anticipate that these arrangements typically will include milestone payments, reimbursement of research and development expenses and royalty arrangements. We have entered into research and development arrangements with two leading agrochemical companies, and initiatives are underway to secure additional collaborations.

     We also believe that our chiral technology can be enabling in agrochemical applications because it has the potential to significantly lower manufacturing costs compared to conventional technologies and other chiral technologies. Compared to our biocatalytic process, conventional technologies require more raw materials and greater plant capacity to produce the same effective quantity of product, while other chiral technologies require specialized equipment, more expensive chiral agents, more raw material and greater capacity for handling hazardous wastes produced in the separation process. In addition, we anticipate that the required application amount of a chirally pure form of an agrochemical could be substantially less than the racemic form and achieve the same or better results, thereby reducing the environmental burden. Agrochemicals are highly price sensitive and, therefore, a process that produces chirally pure products at significant cost savings could be in substantial demand.

FOCALIN(TM)

     We achieved a major milestone on November 14, 2001 when the FDA approved Focalin(TM) (d-MPH), our refined version of Ritalin(Reg. TM), for the treatment of ADD/ADHD. Focalin(TM), an advance in single-isomer therapy, was launched by Novartis on January 21, 2002 and now affords physicians an important new option for the treatment of ADD/ADHD.

     On April 26, 2000, we announced that we had entered into an agreement with Novartis Pharma AG wherein we granted to Novartis an exclusive worldwide license (excluding Canada) for the development and marketing of d-MPH. We also granted rights to all our related intellectual property and patents, including new formulations of the currently marketed Ritalin(Reg. TM). We received an upfront payment of $10 million in July 2000 and a milestone payment of $5 million in December 2000. Upon FDA approval in November 2001, we received an additional milestone payment of $12.5 million. We are entitled to receive substantial milestone payments in addition to royalties on the entire family of Ritalin(Reg.
TM) drugs. We have retained the rights to develop Focalin(TM) for cancer-associated disorders.

     In Canada we have licensed d-MPH to Biovail Corporation, which purchased $2.5 million dollars worth of our stock and will pay us licensing fees, milestone payments and royalties. In July 2001, Biovail Corporation filed a new drug submission with Canada's Therapeutic Products Program, or TPP, for d-MPH. (TPP is the governmental agency in Canada responsible for reviewing and approving or denying a New Drug Submission, which is an application filed with TPP for the purpose of review and possible subsequent marketing approval.) We have been issued patents for the use of d-MPH for the treatment of ADD/ADHD, and for the once-a-day administration of methlyphenidate drugs in a controlled or pulsed release formulation that includes both the chirally pure d-MPH and the racemic form. In addition, we have been issued process patents covering the manufacturing process for the active substance.

     Focalin(TM) and Ritalin(Reg. TM) control the symptoms of ADD/ADHD in school-age children. The Journal of the American Medical Association has reported that three to six percent of school-age children (elementary to high school) have ADD/ADHD. The condition is characterized by symptoms of inappropriate inattention, hyperactivity and impulsiveness. It is estimated that between one and two million children in the United States are now being treated for these conditions. North American sales of drugs treating the symptoms of ADD/ADHD are estimated to exceed $750 million per year.

     In November 2001, the FDA granted an approvable letter for Ritalin(Reg. TM) LA, a longer-acting formulation of Ritalin(Reg. TM). We expect Ritalin(Reg. TM) LA to be approved and launched by Novartis in 2002. Focalin(TM) LA, a longer-acting formulation of Focalin(TM) is in development testing.

PATENTS AND PROPRIETARY TECHNOLOGY

     Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     Under an agreement with The Rockefeller University, we have obtained certain exclusive rights and licenses to manufacture, have manufactured, use and sell products that are based on compounds identified in research carried out by The Rockefeller University and us that have activity associated with TN-. The Rockefeller University has identified a method of using thalidomide and certain thalidomide-like compounds to treat certain symptoms associated with abnormal concentrations of TN-, including those manifested in septic shock, cachexia and HIV infection. In 1995, The Rockefeller University was issued a U.S. patent which claims such methods. This U.S. patent expires in 2012 and is included in the patent rights exclusively licensed to us under the license from The Rockefeller University. However, The Rockefeller University did not seek corresponding patents in any other country in respect of this invention. There can be no assurance that this issued patent will provide us with proprietary protection or commercial advantage. Nor can we guarantee that this patent will not be either infringed or circumvented by others. Under the license from The Rockefeller University, we were obligated to pay certain specified royalties to The Rockefeller University on net sales of licensed products for covered indications. In November 1999, we agreed with The Rockefeller University to substitute a lump sum payment and issue stock options to The Rockefeller University and the inventors in lieu of the royalties previously payable under the license. The license from The Rockefeller University is coterminous with the last to expire of the licensed patents and is terminable by The Rockefeller University only in the event of a breach of the agreement's terms by us which breach shall fail to be remedied for more than sixty days after notice thereof. Any termination of the license from The Rockefeller University could have a material adverse effect on our business, financial condition and results of operations.

     In August, 2001, Celgene, EntreMed, Inc. ("EntreMed"), Children's Medical Center Corporation ("CMCC") and Bioventure Investments, KFT ("Bioventure") entered into a new agreement ("New Thalidomide Agreement") relating to patents and applications owned by CMCC. The patent rights licensed related to uses of thalidomide. Several United States patents have already issued to CMCC in this patent family, each of which is set to expire in 2014. Corresponding foreign patent applications and additional U.S. patent applications are still pending.

     In 1994, EntreMed had been granted an exclusive, worldwide license from CMCC under the CMCC patents and patent applications, and, in 1998, Celgene and EntreMed entered into an agreement granting Celgene an exclusive sublicense of EntreMed's rights with respect to thalidomide. Pursuant to the New Thalidomide Agreement, the 1994 agreement between EntreMed and CMCC was terminated, as was the 1998 agreement between EntreMed and Celgene, and CMCC directly granted Celgene an exclusive, worldwide license under the relevant patents and patent applications relating to thalidomide, superceding and replacing in their entirety both the 1994 and 1998 agreements.

     The terms of the New Thalidomide Agreement, including the financial terms, are substantially similar to those in the 1998 agreement between EntreMed and Celgene. However, in connection with the New Thalidomide Agreement, EntreMed sold to Bioventure all of EntreMed's right, title and interest to certain payments otherwise due EntreMed under the 1998 agreement with Celgene, net of any payments owed to CMCC by EntreMed pursuant to the 1994 agreement between EntreMed and CMCC. Thus, the New Thalidomide Agreement provides that certain payments that would have been due to EntreMed under the 1998 agreement with Celgene shall be payable instead directly to CMCC and Bioventure.

     There can be no assurance that additional patents will issue to CMCC from any of the pending applications included in the New Thalidomide Agreement or that, if patents issue, such patents will provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be either infringed, invalidated or circumvented by others. The license from CMCC is coterminous with the last to expire of the licensed patents and we must pay royalties for at least 12 years from our first commercial sales in the United States. The CMCC license is terminable in the event of a breach by us, which breach shall fail to be remedied for 60 days after notice thereof. Any termination of the license from CMCC could have a material adverse effect on our business, financial condition and results of operations.

     We have been issued over 60 U.S. patents and we have filed over 40 additional U.S. patent applications. Of the issued patents, about half relate to our oncologic or immunologic compounds and uses and 18 are directed to methylphenidate therapeutic compositions and processes. We have filed patent applications where appropriate, and in some instances have obtained patents in certain other countries. Thus, we have foreign patent rights corresponding to some, but not all, of our U.S. patents. We expect to continue to file patent applications covering the use of our proprietary inventions. Our U.S. patents include a patent for a method of delivering a teratogenic drug to a patient without delivering the drug to pregnant patients. We have not filed for corresponding foreign patents; however, we have obtained a U.S. patent, and have patent applications pending which are directed to improvements of this method, and are seeking worldwide protection for this improvement. We do not currently have, nor do we intend to seek, patent protection relating to the use of THALOMID(Reg. TM) to treat ENL.

     Signal, which is our basic research division, seeks patent protection for the molecular targets we discover, as well as therapeutic products and processes, drug discovery technologies and other inventions. Specifically, our research division has developed proprietary technology for use in molecular target discovery, regulatory pathway identification, assay design and potential product candidates. As of March 1, 2002, our research division owned, in whole or in part, 16 issued U.S. patents, and had approximately 24 U.S. patent applications pending. An increasing percentage of our recent patent applications has been related to potential product candidates, or compounds, that our research division has discovered. Our research division also holds licenses to dozens of U.S. patents and pending U.S. patent applications. Some of our research division's issued patents and pending applications are licensed exclusively to third parties in connection with sponsored or collaborative research relationships. There can be no assurance that additional patents will issue to us from any of our pending applications or that, if patents issue, such patents will provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of our existing patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these patents will not be either infringed, invalidated or circumvented by others. Finally, we cannot guarantee that our patents or pending applications will not be involved in any interference proceedings before the United States Patent and Trademark Office.

     We are also aware of U.S. patents, which have issued to a third party claiming subject matter relating to the NF-(kappa)(beta) pathway which appears to overlap with technology claimed in some of Signal's pending NF-(kappa)(beta) patent applications. We believe that one or more interference proceedings may be initiated by the U.S. Patent and Trademark Office to determine priority of invention for this subject matter. While we cannot predict the outcome of any such proceedings, in the event we do not prevail, we believe that we can use alternative methods for our NF-(kappa)(beta) drug discovery program for which we have issued U.S. patents that are not claimed by the subject matter of the third party patents.

     We are also aware of two additional issued U.S. patents relating to the NF-(kappa)(beta) pathway. We believe that we have not infringed, and are not currently infringing, the claims of the patents. Nonetheless, we may in the future have to prove that we are not infringing these patents or we may be required to obtain licenses to one or more of these patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all.

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

     Since patent applications filed in the United States on or before November 28, 2000 are maintained in secrecy until patents issue and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the issued patents or pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of its inventions, we, or our licensors, may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

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

GOVERNMENTAL REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. All of our therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal and in some cases state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by us, our collaborators or licensees to obtain or maintain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our products, and our ability to receive product revenue, royalty revenue or profit sharing payments.

     The activities required before a pharmaceutical may be marketed in the United States begin with preclinical testing not involving human subjects. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of a product and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed by the FDA primarily for safety considerations before proposed clinical trials in humans can begin.

     Typically, clinical trials involve a three-phase process. In Phase I, clinical trials are generally conducted with a small number of individuals to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. If the Phase I trials are satisfactory, Phase II clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes and expanded evidence of safety. In Phase III, large-scale, multi-center, adequately powered and well-controlled comparative clinical trials are conducted with patients in an effort to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. However, in some limited circumstances, Phase III trials may be modified to allow evaluation of safety and efficacy in a less regimented manner, which may allow us to rely on historical data relating to the natural course of disease in untreated patients. In some cases, as a condition of New Drug Application, or NDA, approval, confirmatory trials are required to be conducted after the FDA's approval of an NDA in order to resolve any open issues. The FDA requires monitoring of all aspects of clinical trials, and reports of all adverse events must be made to the agency, both before and after drug approval.

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

     Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A "rare disease or condition" is defined as one which affects less than 200,000 people in the United States or which affects more than 200,000 people, but for which the cost of development and making available the drug is not expected to be recovered from sales of the drug in the United States. Upon the approval of the first NDA for a drug designated as an orphan drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for such drug for that indication for seven years. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug's development. Possible amendment of the Orphan Drug Act by the U.S. Congress and possible reinterpretation by the FDA are the subject of frequent discussion. FDA regulations reflecting certain definitions, limitations and procedures initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. We have received from the FDA orphan drug approval for thalidomide for the treatment of ENL. We also have received orphan drug designations for thalidomide: for the treatment of multiple myeloma; for the treatment of HIV-associated wasting syndrome; for the treatment of the clinical manifestations of mycobacterial infection caused by mycobacterium tuberculosis and non-tuberculosis mycobacteria; for the treatment of severe recurrent apthous stomatitis in severely, terminally compromised patients; and for the treatment of Crohn's disease. We also obtained orphan drug designation in Kaposi's sarcoma and primary brain malignancies as part of our agreement with Children's Medical Center. However, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the use of thalidomide for the treatment of one or more of these indications, other than ENL. If that were to happen, our applications for that indication could not be approved until the competing company's seven-year period of exclusivity expired.

     Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with the FDA's current Good Manufacturing Practice, or cGMP. In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility.

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

COMPETITION

     The pharmaceutical and biotechnology industries in which we compete are each highly competitive. Our competitors include major pharmaceutical and biotechnology companies, many of which have considerably greater financial, techincal and marketing resources than us. We also experience competition in the development of our products and processes from universities and other research institutions and, in some instances, compete with others in acquiring technology from such sources.

     Competition in the pharmaceutical industry, and specifically in the oncology and immunology areas being addressed by us, is particularly intense. Numerous pharmaceutical and biotechnology companies have extensive anti-cancer discovery and development activities. Novartis Pharma AG, Genentech,

AstraZeneca, Millenium Pharmaceuticals, Genta and Cell Therapeutics are among the companies testing new compounds in the oncology field. EntreMed is also researching the effectiveness of its own thalidomide analogues as anti-angiogenic agents in the treatment of retinal disease and cancer.

     The pharmaceutical and biotechnology industries have undergone, and are expected to continue to undergo, rapid and significant technological change, and competition is expected to intensify as technical advances in each field are made and become more widely known. In order to compete effectively, we will be required to continually upgrade our scientific expertise and technology, identify and retain capable management, and pursue scientifically feasible and commercially viable opportunities.

     Our competition will be determined in part by the indications for which our products are developed and ultimately approved by regulatory authorities. An important factor in competition will be timing of market introduction of our or our competitors' products. Accordingly, the relative speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities of products to the market will be expected to be important competitive factors. Competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price and patent position.

SIGNIFICANT ALLIANCES

     From time to time we enter into collaborative research and/or license agreements with other pharmaceutical companies in which in exchange for the rights to certain compounds, the partnering company will provide funding in the form of upfront payments, milestone payments or direct research funding. The following are our most significant collaborations.

NOVARTIS PHARMA AG

     We entered into an agreement with Novartis in April 2000 in which we granted to Novartis an exclusive worldwide license (excluding Canada) for the development and marketing of Focalin(TM) (d-MPH). We received a $10 million upfront payment in July 2000, a $5 million milestone payment for the acceptance of the NDA filing by the FDA in December 2000 and a $12.5 million milestone payment upon approval by the FDA to market Focalin(TM) in November 2001. We will also receive royalties on Focalin(TM) as well as all of Novartis' ADD- and ADHD-related products.

NOVARTIS PHARMA AG

     We entered into a second collaborative agreement with Novartis in December 2000 for joint research of SERMs for the treatment and prevention of osteoporosis. We received a nonrefundable, upfront payment of $10 million, and we are entitled to receive milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties upon commercialization of products receiving FDA marketing approval.

SERONO

     In November 1997, we entered into a three-year collaborative research, development and license agreement with Serono to perform research within the field of the modulation of NF-(kappa)(beta). We will receive payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. In addition, Serono made quarterly payments to us to fund research efforts. Serono purchased shares of Signal's then outstanding Series F Preferred Stock in conjunction with the license agreement. The original agreement was extended for one year and expired in November 2001. The agreement has not been renewed and the selected compounds have been transferred to Serono for further development, for which we will receive royalties upon commercial sales of such products, if any, as described above.

MANUFACTURING

     THALOMID(Reg. TM) is formulated and encapsulated for us by Penn Pharmaceuticals Services Limited of Great Britain in an FDA-approved facility devoted exclusively to the production of THALOMID(Reg. TM) capsules. Both the bulk manufacturing facility that produced the drug substance for THALOMID(Reg.
TM) and the Penn facility have been certified as cGMP compliant. In certain instances, we may be required to make substantial capital expenditures to access additional manufacturing capacity. In addition, we entered into a contract with another cGMP certified bulk drug substance supplier for THALOMID(Reg. TM) in 2001. We received regulatory approval for that site in late 2001. We are actively seeking a backup manufacturer to provide additional capacity for the formulation and encapsulation of THALOMID(Reg. TM) and expect to have another THALOMID(Reg. TM) manufacturer under contract in 2002.

     The bulk API (active pharmaceutical ingredient) for Focalin(TM) is manufactured and supplied by Johnson Matthey Inc., who is currently the sole supplier for the API. The product is manufactured into tablets of different strengths and packaged by Mikart, Inc. for distribution. We have identified a backup supplier for the API, and are currently seeking a secondary manufacturer for tableting and packaging.

INTERNATIONAL EXPANSION

     In November 2001, we signed agreements with Pharmion Corporation and Penn Pharmaceuticals Services Limited to expand the THALOMID(Reg. TM) franchise internationally. The strategic partnership combines Penn's FDA-compliant manufacturing capability, Pharmion's global development and marketing expertise and our extensive intellectual property. The new alliance is designed to accelerate the establishment of THALOMID(Reg. TM) as an important therapy in the international markets. Additionally, we acquired an exclusive option to purchase the branch of Penn Pharmaceutical that manufactures THALOMID(Reg. TM). The option, if exercised, would enable us to receive a 36 percent royalty on all international sales of THALOMID(Reg. TM) and to manage the manufacturing of THALOMID(Reg. TM).

SALES AND COMMERCIALIZATION

     We have established an organization of approximately 128 persons to sell and commercialize THALOMID(Reg. TM). These individuals have considerable experience in the pharmaceutical industry and many have experience with oncological and immunological products. We expect to expand our THALOMID(Reg.
TM) sales and commercialization group to support products we develop to treat oncological and immunological diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For drugs with indications with larger patient populations, we may partner with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales resources as appropriate to take advantage of product in-licensing and product acquisition opportunities.

EMPLOYEES

     As of February 15, 2002, we had 383 full-time employees, 167 of whom were engaged primarily in research and development activities, 128 of whom were engaged in sales and commercialization activities and the remainder of whom were engaged in executive and administrative activities. Of these employees, 135 have advanced degrees, including 77 who have doctorate degrees. We also maintain consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States.

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

RISK FACTORS

     WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT.

     We have sustained losses in each year since our incorporation in 1986. We sustained net losses applicable to common stockholders of $1.9 million and $16.3 million for the years ended December 31, 2001 and 2000. We had an accumulated deficit of $222.4 million at December 31, 2001. We expect to make substantial expenditures to further develop and commercialize our products. We also expect that our rate of spending will accelerate as the result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of products now in development.

     IF WE ARE UNSUCCESSFUL IN DEVELOPING AND COMMERCIALIZING OUR PRODUCTS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED WHICH COULD IMPACT NEGATIVELY ON THE VALUE OF OUR SECURITIES.

     Many of our products and processes are in the early or mid-stages of development and will require the commitment of substantial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. With the exception of Focalin(TM), all of our other products will require further development, clinical testing and regulatory approvals. If it becomes too expensive to sustain our present commitment of resources on a long-term basis, we will be unable to continue our necessary development. Furthermore, we cannot be certain that our clinical testing will render satisfactory results, or that we will receive required regulatory approval for our products. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition and results of operations could be materially adversely affected which could impact negatively on the value of our securities.

     DURING THE NEXT SEVERAL YEARS, WE WILL BE VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF THALOMID(Reg. TM), FOCALIN(TM) AND THE ENTIRE RITALIN(Reg. TM) PRODUCT LINE.

     At our present level of operations, we may not be able to attain profitability if physicians prescribe THALOMID(Reg. TM) only for patients who are diagnosed with ENL. Under current FDA regulations, we are precluded from promoting THALOMID(Reg. TM) outside this approved use. The market for the use of THALOMID(Reg. TM) in patients suffering from ENL is relatively small. We have conducted clinical studies that appear to show that THALOMID(Reg. TM) is active when used to treat disorders other than ENL, such as multiple myeloma, but we do not know whether we will succeed in receiving regulatory approval to market THALOMID(Reg. TM) for additional indications. FDA regulations place restrictions on our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product. In addition, if adverse experiences are reported in connection with the use of THALOMID(Reg. TM) by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of THALOMID(Reg. TM) in the ENL market. We are dependent upon royalties from Novartis Pharma AG's entire Ritalin(Reg. TM) product line as well as Focalin(TM), although we cannot directly impact their ability to successfully commercialize these products.

     WE FACE A RISK OF PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN INSURANCE.

     We may be subject to product liability or other claims based on allegations that the use of our technology or products has resulted in adverse effects, whether by participants in our clinical trials or by patients using our products. Thalidomide, when used by pregnant women, has resulted in serious birth defects. Therefore, necessary and strict precautions must be taken by physicians prescribing the drug to women with childbearing potential. These precautions may not be observed in all cases or, if observed, may not be effective. Use of thalidomide has also been associated, in a limited number of cases, with other side effects, including nerve damage. Although we have product liability insurance that we believe is appropriate, we may be unable to obtain additional coverage if required, or our coverage may be inadequate to protect us in the event claims are asserted against us. Our obligation to defend against or pay any product liability or other claim may be expensive and divert the efforts of our management and technical personnel.

     IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, DEMAND FOR OUR PRODUCTS WILL DETERIORATE OR NOT MATERIALIZE AT ALL.

     It is necessary that our products, including THALOMID(Reg. TM) and Focalin(TM), achieve market acceptance once they receive regulatory approval, if regulatory approval is required. A number of factors render the degree of market acceptance of our products uncertain, including the extent to which we can demonstrate the products' efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payors, such as government and private insurance plans. In particular, the negative history associated with thalidomide and birth defects may decrease the market acceptance of THALOMID(Reg. TM). If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.

     WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

     We have historically experienced, and expect to continue for the foreseeable future to experience, significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

     o   demand for our products;

     o   regulatory approvals for our products;

     o the timing of the introduction and market acceptance of new products by us or competing companies;

     o the timing and recognition of certain research and development milestones and license fees; and

     o   our ability to control our costs.

     WE HAVE NO COMMERCIAL MANUFACTURING FACILITIES AND WE ARE DEPENDENT ON TWO SUPPLIERS FOR THE RAW MATERIAL AND ONE MANUFACTURER FOR THE FORMULATION AND ENCAPSULATION OF THALOMID(Reg. TM), AND ARE DEPENDENT ON ONE SUPPLIER FOR THE RAW MATERIAL AND ONE MANUFACTURER FOR THE TABLETING AND PACKAGING OF FOCALIN(TM).

     We currently have no facilities for manufacturing any products on a commercial scale. Currently, we can obtain all of our bulk drug material for THALOMID(Reg. TM) from two suppliers, ChemSyn Laboratories, a Division of Eagle-Picher Technologies, L.L.C., and Sifavitor s.p.a., and we rely on a single manufacturer, Penn Pharmaceutical Services Limited, to formulate and encapsulate THALOMID(Reg. TM). In addition, we currently obtain all of our bulk active pharmaceutical ingredient for Focalin(TM) from one supplier, Johnson Matthey Inc., and we rely on a single manufacturer, Mikart, Inc., for the packaging and tableting of Focalin(TM). Presently, we are actively seeking backups to each of Penn, Johnson Matthey and

Mikart. The FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practice, or cGMP, regulations and guidelines. (cGMP are regulations established by the FDA that govern the manufacture, processing, packing, storage and testing of drugs intended for human use.) If the operations of any of Penn, Johnson Matthey or Mikart were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative could cause a delay in the manufacture of THALOMID(Reg. TM) or Focalin(TM). In addition, we have recently acquired an option to purchase the THALOMID(Reg. TM) manufacturing operations of Penn, and we intend to continue to utilize outside manufacturers if and when needed to produce our other products on a commercial scale. If our outside manufacturers do not meet our requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue manufacturing such products could substantially decline, to the extent we depend on these outside manufacturers.

     WE HAVE LIMITED MARKETING AND DISTRIBUTION CAPABILITIES.

     Although we have a 128-person commercialization group to support THALOMID(Reg. TM), we may be required to seek a corporate partner to provide marketing services with respect to our other products. Any delay in developing these resources could substantially delay or curtail the marketing of these products. We have contracted with Ivers Lee Corporation, d/b/a Sharp, a specialty distributor, to distribute THALOMID(Reg. TM). If Sharp does not perform its obligations, our ability to distribute THALOMID(Reg. TM) may be severely restricted.

     WE ARE DEPENDENT ON COLLABORATIONS AND LICENSES WITH THIRD PARTIES.

     Our ability to fully commercialize our products, if developed, may depend to some extent upon our entering into joint ventures or other arrangements with established pharmaceutical companies with the requisite experience and financial and other resources to obtain regulatory approvals and to manufacture and market such products. Our present joint ventures and licenses include an agreement with Biovail Corporation International, wherein we granted to Biovail exclusive Canadian marketing rights for d-MPH; and an agreement with Novartis Pharma AG with respect to the joint research of SERMs for the treatment and prevention of osteoporosis, and a separate agreement wherein we have granted to Novartis an exclusive, worldwide license (excluding Canada) for the development and commercialization of d-MPH. Our present and future arrangements may be jeopardized if any or all of the following occur:

     o we are not able to enter into additional joint ventures or other arrangements on acceptable terms, if at all;

     o our joint ventures or other arrangements do not result in a compatible work environment;

     o our joint ventures or other arrangements do not lead to the successful development and commercialization of any products;

     o we are unable to obtain or maintain proprietary rights or licenses to technology or products developed in connection with our joint ventures or other arrangements; or

     o we are unable to preserve the confidentiality of any proprietary rights or information developed in connection with our joint ventures or other arrangements.

     THE HAZARDOUS MATERIALS WE USE IN OUR RESEARCH AND DEVELOPMENT COULD RESULT IN SIGNIFICANT LIABILITIES WHICH COULD EXCEED OUR INSURANCE COVERAGE AND FINANCIAL RESOURCES.

     We use some hazardous materials in our research and development activities. While we believe we are currently in substantial compliance with the federal, state and local laws and regulations governing the use of these materials, we cannot be certain that accidental injury or contamination will not occur. Any such accident or contamination could result in substantial liabilities, which could exceed our insurance coverage and financial resources. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future, requiring us to expend more financial resources either in compliance or in purchasing supplemental insurance coverage.

     THE PHARMACEUTICAL INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH PRESENTS NUMEROUS RISKS TO US.

     The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. If we are delayed in receiving, or are unable to obtain at all, necessary governmental approvals, we will be unable to effectively market our products.

     The testing, marketing and manufacturing of our products require regulatory approval, including approval from the FDA and, in some cases, from the U.S. Environmental Protection Agency or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. Certain of our pharmaceutical products, such as Focalin(TM), fall under the Controlled Substances Act of 1970 which requires authorization by the U.S. Drug Enforcement Agency of the U.S. Department of Justice in order to handle and distribute these products. The regulatory approval process presents several risks to us.

     In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval. Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency's requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first. Requirements for approval may become more stringent due to changes in regulatory agency policy, or the adoption of new regulations or legislation. The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and may impose significant limitations in the nature of warnings, precautions and contraindications which could materially affect the profitability of the drug. Approved drugs, as well as their manufacturers, are subject to continuing and on-going review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Regulatory authorities and agencies may promulgate additional regulations restricting the sale of our existing and proposed products.

     Once a product receives marketing approval, the FDA may not permit us to market that product for broader or different applications, or may not grant us clearance with respect to separate product applications which represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing clearances in a significant manner or promulgate additional regulations restricting the sale of our present or proposed products.

     Our labeling and promotional activities relating to our products are regulated by the FDA and state regulatory agencies and, in some circumstances, by the Federal Trade Commission and DEA, and are subject to associated risks. If we fail to comply with FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, the FDA could bring an enforcement action against us which could inhibit our marketing capabilities as well as result in penalties.

     WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties, when necessary, and conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application may not be obtained or may be significantly reduced before the patent is issued. Consequently, we do not know whether any of our pending applications, or any pending application we have licensed-in from third parties, will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or commercial advantage. Since, under the current patent laws, patent applications in the United States are maintained in secrecy from six to 18 months, and since publications of discoveries in the scientific and patent literature often lag behind actual discoveries, we cannot be certain that we were, or that the third parties from whom we have licensed patents or patent applications were, the first to make the inventions covered by the patents and patent applications in which we have rights, or that such patents and patent applications were the first to be filed on such inventions.

     In the event that a third party has also filed a patent application for any of the inventions described in our patents or patent applications, or those we have licensed-in, we could become involved in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention. Such an interference could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for that invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us. Moreover, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us or our licensor, in a given country, of a patent covering an invention will be followed by the issuance, in other countries, of patents covering the same invention, or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the interpretation given to the corresponding patent issued in another country.

     Furthermore, even if our patents, or those we have licensed-in, are issued, there can be no assurance that competitors will not challenge the validity and enforceability of our patents in court. Alternatively, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. If any of our issued or licensed patents are infringed, we cannot guarantee that we will be successful in enforcing our intellectual property rights or defending the validity or enforceability of our issued patents. Moreover we cannot assure you that we can successfully defend against any patent infringement suit that may be brought against us by a third party. Patent infringement lawsuits in the pharmaceutical and biotechnology industries can be complex, lengthy and costly to all parties. An adverse outcome in such a litigation could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. For example, if a third party is found to have rights covering products or processes used by us, we could be forced to stop selling these products or using these processes, be subject to significant liabilities to such third party and/or be required to license technologies from such third party and thus pay royalties. Further, we rely upon unpatented proprietary and trade secret technology that we try to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. We cannot assure you that these agreements will not be breached or that we would have adequate remedies for any such breach. We cannot assure you that, despite precautions taken by us, others have not obtained and will not obtain access to or independently develop our proprietary technology or that such technology will not be found to be non-proprietary or not a trade secret. Our right to practice the inventions claimed in some patents which relate to THALOMID(Reg. TM) arises under licenses granted to us by others, including The Rockefeller University and Children's Medical Center Corporation. While we believe these agreements to be valid and enforceable, we cannot assure you that our rights under these agreements will continue or that disputes concerning these agreements will not arise.

     THE PHARMACEUTICAL INDUSTRY IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID AND SIGNIFICANT TECHNOLOGICAL CHANGE.

     The pharmaceutical industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, such as Novartis Pharma AG, Genentech Inc., AstraZeneca, Millenium Pharmaceuticals, Genta Inc., Cell Therapeutics, ImClone Systems Incorporated, IDEC Pharmaceuticals Corporation, ILEX Oncology, Inc. and Tularik Inc. Many of these companies have considerably greater financial, technical and marketing resources than us. We also experience competition from universities and other research institutions and, in some instances, we compete with others in acquiring technology from these sources. The pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances in the field are made and become more widely known. The development of products or processes by our competitors with significant advantages over those that we are seeking to develop could cause the marketability of our products to stagnate or decline.

     SALES OF OUR PRODUCTS ARE DEPENDENT ON THIRD-PARTY REIMBURSEMENT.

     Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These health care management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been targeted in this effort. If these organizations and third-party payors do not consider our products to be cost effective, they may not reimburse providers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

     THE PRICE OF OUR COMMON STOCK HAS EXPERIENCED SUBSTANTIAL VOLATILITY AND MAY CONTINUE TO DO SO IN THE FUTURE.

     There has been significant volatility in the market prices for publicly traded shares of biopharmaceutical companies, including ours. In 2000, the price of our common stock fluctuated from a high of $76.00 to a low of $18.9167 (as adjusted for a three-for-one stock split effected in April 2000). In addition, for the fiscal year 2001, the price of our common stock fluctuated from a high of $38.88 to a low of $14.40. On March 15, 2002, our common stock closed at a price of $23.30. The price of our common stock may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

     o   results of our clinical trials;

     o   announcements of technical or product developments by our competitors;

     o   market conditions for pharmaceutical and biotechnology stocks;

     o   market conditions generally;

     o   governmental regulation;

     o   healthcare legislation;

     o public announcements regarding medical advances in the treatment of the disease states that we are targeting;

     o   patent or proprietary rights developments;

     o   changes in third-party reimbursement policies for our products; or

     o   fluctuations in our operating results.

     THE NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. As of March 15, 2002, there were outstanding stock options for 7,307,222 shares of common stock, of which 4,563,219 were currently exercisable at an average exercise price of $17.90, and warrants outstanding that are exercisable for 967,693 shares of common stock at an average exercise price of $2.49. These amounts include outstanding options of Signal Pharmaceuticals, Inc. which we assumed as part of a merger with Signal on August 31, 2000 and which were converted into outstanding options of our common stock pursuant to an exchange ratio. In addition, as of March 15, 2002, the 9.0% convertible notes issued on January 20, 1999 can be converted into 285,601 shares of common stock and the 9.0% convertible notes issued on July 6, 1999 can be converted into 1,578,948 shares of common stock. Upon issuance or conversion, all of these shares of common stock will be freely tradable.

     OUR SHAREHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BY-LAW PROVISIONS MAY DETER A THIRD PARTY FROM ACQUIRING US AND MAY IMPEDE THE STOCKHOLDERS' ABILITY TO REMOVE AND REPLACE OUR MANAGEMENT OR BOARD OF DIRECTORS.

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

     Our board of directors has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges and preferences of those shares. An issuance of preferred stock could discourage a third party from acquiring a majority of our outstanding voting stock. Additionally, our board of directors has adopted certain amendments to our by-laws intended to strengthen the board's position in the event of a hostile takeover attempt. These provisions could impede the stockholders' ability to remove and replace our management and/or board of directors.

     Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which may also dissuade a potential inquirer of our common stock.

ITEM 2. PROPERTIES

     We lease a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2002 with three five-year renewal options, and an adjoining 29,000-square foot facility which has a term ending in July 2010 with two five-year renewal options. Monthly rental expenses for this facility are approximately $64,000. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party which has a term ending in December 2009 with two five-year renewal options. Monthly rental expenses for this facility are approximately $46,000. We believe that our laboratory facilities are adequate for our research and development activities for at least the next 12 months.

     We also lease offices and research facilities in San Diego, California under three operating lease agreements for our Signal Research operations. The minimum annual rents are subject to specified annual rental increases. Signal also reimburses the lessor for taxes, insurance and operating costs associated with the leases. Monthly rental expense for these facilities is approximately $81,000. Under the terms of the lease, we have an outstanding letter of credit for $150,000 in favor of the lessor, which is fully collateralized by cash. In December 2001, we entered into a new ten-year lease for a 78,200 square foot facility to consolidate the Signal Research Division into one building. It is anticipated that we will occupy that facility during the fourth quarter of 2002. Monthly rental expense will be approximately $172,000. Rental expense will be incurred when we occupy the building. We intend to sublease the current facilities until the lease expires in 2003.

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

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low sale prices per share of common stock on the Nasdaq National Market (as adjusted for the three-for-one stock split effected in April 2000):

                                       HIGH          LOW
                                   -----------   -----------
2001
  Fourth Quarter ...............    $ 38.88       $ 23.45
  Third Quarter ................      29.50         20.50
  Second Quarter ...............      36.48         14.40
  First Quarter ................      33.50         16.94
2000
  Fourth Quarter ...............    $ 74.875      $ 26.875
  Third Quarter ................      76.00         41.75
  Second Quarter ...............      68.50         25.00
  First Quarter ................      62.33         18.92

     The last reported sales price per share of common stock on the Nasdaq National Market on March 15, 2002 was $23.30. As of March 15, 2002, there were approximately 642 holders of record of our common stock.

                                DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999 and the Consolidated Balance Sheet data as of December 31, 2001 and 2000 are derived from our audited Consolidated Financial Statements which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. Some information has been derived from other audited consolidated financial statements. Our historical results are not necessarily indicative of future results of operations.

     On August 31, 2000, we completed our merger with Signal Pharmaceuticals, Inc. (Signal) which was accounted for as a pooling-of-interests. All prior periods reflect the combined results of Celgene and Signal.

                                                                            YEARS ENDED DECEMBER 31,
                                                     ----------------------------------------------------------------------
                                                        2001          2000           1999           1998           1997
IN THOUSANDS, EXCEPT PER SHARE DATA                     ----          ----           ----           ----           ----
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
 Total revenue ....................................  $ 114,243     $   84,908     $   38,192     $   19,276     $    8,701
 Costs and operating expenses .....................    139,186        119,217         68,857         56,705         39,654
 Interest and other income (expense), net .........     20,807         15,496         (1,990)         1,050            193
 Tax benefit ......................................      1,232          1,810          3,018             --             --
                                                     ---------     ----------     ----------     ----------     ----------
 Loss from continuing operations ..................     (2,904)       (17,003)       (29,637)       (36,379)       (30,760)
 Preferred stock dividend (including
   accretion and imputed dividends) ...............         --             --            818             25          1,474
                                                     ---------     ----------     ----------     ----------     ----------
 Loss from continuing operations applicable
   to common stockholders .........................  $  (2,904)    $  (17,003)    $  (30,455)    $  (36,404)    $  (32,234)
                                                     =========     ==========     ==========     ==========     ==========
Per share of common stock-basic and diluted:
 Loss from continuing operations applicable
   to common stockholders (1) .....................  $   (0.03)    $    (0.25)    $    (0.59)    $    (0.75)    $    (0.87)
                                                     =========     ==========     ==========     ==========     ==========
 Weighted average number of shares of
   common stock outstanding (1) ...................     75,108         66,598         51,449         48,811         36,900
                                                     =========     ==========     ==========     ==========     ==========

                                                                          DECEMBER 31,
                                                -----------------------------------------------------------------
                                                   2001         2000          1999          1998          1997
IN THOUSANDS                                       ----         ----          ----          ----          ----
CONSOLIDATED BALANCE SHEET
 DATA:
 Cash and cash equivalents, and marketable
   securities ................................  $  310,041   $  306,162   $   28,947    $   18,076    $   34,449
 Total assets ................................     353,982      346,726       46,873        31,486        42,055
 Long-term obligations under capital leases
   and equipment notes payable ...............          46          633        1,828         2,656         1,899
 Convertible notes ...........................      11,714       11,714       38,495         8,349            --
 Accumulated deficit .........................    (222,367)    (220,455)    (204,170)     (173,715)     (144,266)
 Stockholders' equity (deficit) ..............     310,425      295,533       (9,727)        8,393        30,589

(1) Note: amounts are adjusted for the three-for-one stock split effected in April 2000.

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

     Between 1990 and 1998, our revenue was generated primarily through the development and supply of chirally pure intermediates to pharmaceutical companies for use in new drug development and, to a lesser degree, from agrochemical research and development contracts. However, as revenue from THALOMID(Reg. TM) sales, license agreements and milestone payments related to our cancer and immunology programs increased, sales of chirally pure intermediates became a less integral part of our strategic focus. Accordingly, on January 9, 1998, we completed the sale of our chiral intermediates business to Cambrex Corporation for $15.0 million. Terms of the sale provided for a payment to Celgene of $7.5 million at closing and future royalties on product sales not to exceed the net present value on the initial date of the sale of $7.5 million, with a guarantee of certain minimum payments to Celgene beginning in the third year following the close of the agreement.

     In July 1998, we received approval from the FDA to market THALOMID(Reg. TM) (thalidomide) for use in ENL, a side effect of leprosy, and, in late September 1998, we commenced sales of THALOMID(Reg. TM) in the United States. Sales have grown rapidly each year since the launch and, in 2001, we recorded net sales of THALOMID(Reg. TM) of $82.0 million.

     On February 16, 2000, we completed a follow-on public offering to sell 10,350,000 shares of our common stock at a price of $33.67 per share, as adjusted for a three-for-one stock split effective April 2000. 8,802,000 shares were for our account and 1,548,000 were for the account of a selling shareholder pursuant to the conversion of $9,288,000 of the 9%, January 1999 convertible notes held by that shareholder. Our proceeds, net of offering expenses, were approximately $278.0 million.

     On April 19, 2000, we signed a license and development agreement with Novartis Pharma AG in which we granted to Novartis a worldwide license for d-MPH, our chirally pure version of Ritalin(Reg. TM). The agreement provides for significant upfront and milestone payments based on achieving various regulatory approvals and royalties on the entire family of Ritalin(Reg. TM) products upon approval of d-MPH by the FDA. We have retained the rights for the use of d-MPH in oncology indications. We received approval from the FDA to market d-MPH, or Focalin(TM), on November 14, 2001.

     On August 31, 2000, we completed a merger, accounted for as a pooling-of-interests, with Signal Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease.

     We have sustained losses in each year since our inception as an independent biopharmaceutical company in 1986. In 2001, we had a net loss of $1.9 million and, at December 31, 2001, we had an accumulated deficit of $222.4 million. We expect to make substantial expenditures to further develop and commercialize THALOMID(Reg. TM), develop our other oncology and immunological disease programs, and advance our gene regulation and target discovery program. These expenditures are expected to be more than offset by increasing sales of THALOMID(Reg. TM), sales of Focalin(TM) to Novartis and royalties from Novartis on their sales of Ritalin(Reg. TM), revenues from various research collaborations and license agreements with other pharmaceutical and biopharmaceutical companies, and investment income.

     Subject to the risks described elsewhere in this Annual Report on Form 10-K, we believe there are significant market opportunities for the pharmaceutical products and processes under development by us. To address these and potential future opportunities in a timely and competitive manner, we intend to seek out drug discovery and development collaborations and licensing arrangements with third parties. We have entered into agreements covering the manufacture and distribution for us of certain compounds, such as THALOMID(Reg.
TM) and Focalin(TM), and the development by us of processes for producing chirally pure crop protection agents for license to agrochemical manufacturers. The latter development activities are performed through Celgro Corporation, our wholly owned agrochemical subsidiary.

     We have established a commercial sales, marketing and customer service organization to sell and support THALOMID(Reg. TM) and as of February 15, 2002, we employ 128 persons in this capacity. We intend to develop and market our own pharmaceuticals for indications with economically accessible patient populations in our disease franchises. For drugs with indications outside the oncology and immunological disease fields and for larger patient populations, we may partner with other pharmaceutical companies. We currently partner with companies such as Novartis for the development and commercialization of our chirally pure pharmaceutical and agrochemical products. We expect these arrangements typically will include some combination of license fees, milestone payments, reimbursement of research and development expenses and royalty arrangements. We also may acquire products or companies to expand our product portfolio and to augment our development and commercialization resources.

     Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products, the timing of the introduction and market acceptance of new products by us or competing companies, the timing of research and development milestones and our ability to control costs.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2001, 2000 and 1999

     Total revenue. Our total revenue for the year ended December 31, 2001 increased 35% to $114.2 million compared with $84.9 million for the same period in 2000. Total revenue in 2001 consisted of product sales of $84.2 million, of which $82.0 million were THALOMID(Reg. TM) sales and $2.2 million were sales of Focalin(TM), which received FDA approval in November 2001, research contract revenue of $28.1 million and related party revenue of $1.9 million compared with product sales of $62.7 million, all of which were THALOMID(Reg. TM) sales, research contract revenue of $15.9 million and related party revenue of $6.3 million in 2000. THALOMID(Reg. TM) sales continue to grow in oncology as more clinical data is presented either in publications or at oncology meetings. Research contract revenue included approximately $10.4 million of amortization of upfront payments related to two separate agreements with Novartis Pharma AG and a milestone payment of $12.5 million from Novartis for receiving FDA approval to market Focalin(TM). Related party revenue decreased in 2001 as the initial terms of both related party agreements expired and such entities are no longer considered related parties. One of those agreements has been extended and approximately $2.8 million was classified as research contract revenue in 2001. Our total revenue for the year ended December 31, 2000 increased 122% to $84.9 million compared with $38.2 million for the same period in 1999. Revenue in 2000 consisted of THALOMID(Reg. TM) sales of $62.7 million, research contract revenue of $15.9 million and related party collaborative agreement revenue of $6.3 million compared with THALOMID(Reg. TM) sales of $24.3 million, research contract revenue of $9.4 million and revenue from related party collaborative agreements of $4.5 million in 1999. The growth in THALOMID(Reg. TM) sales primarily is related to increased use for oncology indications. Research contract revenue for 2000 included the recognition of $4.6 million of the $10.0 million nonrefundable upfront license fee payment received in connection with a collaborative agreement entered into with Novartis Pharma AG in April 2000, and a $5.0 million milestone payment related to the same agreement with Novartis.

     Cost of goods sold. Cost of goods sold in 2001 increased approximately 36% to $13.6 million from approximately $10.0 million in 2000, in line with the increase in product sales and therefore primarily volume related. Cost of goods sold for 2001 relating to Focalin(TM) sales was favorably impacted as manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorability will continue until the quantity previously expensed is completely sold. Cost of goods sold in the year ended December 31, 2000 was approximately $10.0 million compared with approximately $3.2 million in 1999. The increase in cost of goods sold reflects the higher volume of THALOMID(Reg. TM) sales in 2000. In addition, the cost of goods sold during the first quarter of 2000 and the full year of 1999 was lower than anticipated as raw material, formulation and encapsulation costs of THALOMID(Reg. TM) were charged as research and development expenses prior to receiving FDA marketing approval.

     Research and development expenses. Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, and allocated facilities charges such as building rent and utilities. Research and development expenses in 2001 increased 20% to $67.7 million from $56.2 million in 2000. Approximately $33 million was spent on THALOMID(Reg. TM) and its follow-on compounds, the IMiDs(Reg. TM) and SelCIDs(TM), primarily for preclinical toxicology and phase I/II clinical trials, regulatory expenses for preparation of an sNDA for THALOMID(Reg. TM) in multiple myeloma and legal expenses related to patent filings. Approximately $2.8 million was spent for Focalin(TM) (d-MPH) primarily for drug supply which was expensed prior to FDA approval. We spent approximately $31.8 million in our gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs. Research and development expenses increased by 45% for the year ended December 31, 2000 to approximately $56.2 million compared to $38.8 million in 1999. The increase was primarily due to spending for preclinical toxicology and pharmacology studies and phase I and phase II clinical trials for our SelCIDs(TM) and IMiDs(Reg. TM), completion of the pivotal clinical trials and preparation for filing the NDA for d-MPH, our chirally pure version of Ritalin(Reg. TM), and preclinical product development for our SERM cancer program. Additionally, there was an increase in the recognition of deferred compensation recorded for stock options granted by Signal during the first quarter of 2000. As a percent of total revenue, research and development expenses were approximately 59%, 66% and 101% in 2001, 2000 and 1999, respectively. As a result of increasing revenue, research and development expense is expected to decrease as a percent of total revenue although the actual dollar amount will continue to increase as we move our earlier stage compounds through preclinical and clinical programs.

     Reference the table on page 4 of Part I -- Business section for the status of specific compounds. In general, estimated time to completion within the various stages of clinical development are as follows:

                           ESTIMATED COMPLETION
CLINICAL PHASE                    PERIOD
--------------             --------------------
  Phase I                       1-2 years
  Phase II                      1-2 years
  Phase III                     2-3 years

     Due to the significant risks and uncertainties inherent in preclinical tests and clinical trials associated with each of our research and development projects, the cost to complete such projects is not reasonably estimable. The data obtained from these tests and trials may be susceptible to varying interpretation that could delay, limit or prevent a project's advancement through the various stages of clinical development, which would significantly impact the costs incurred to bring a project to completion.

     Selling, general and administrative expenses. Selling expense consist of salaries and benefits for sales and marketing and customer service personnel, warehousing and distribution costs, and other commercial expenses to support the sales force and the education and registration efforts underlying the S.T.E.P.S.(Reg. TM) program. General and administrative expenses consist primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes. Selling, general and administrative expenses increased 25% in 2001 to $58.0 million from $46.4 million in 2000. The increased spending was primarily commercial expenses to support the commercialization of THALOMID(Reg. TM), with approximately a $2.7 million increase in sales and marketing expenses primarily related to the sales force expansion and an increase of $2.5 million in customer service and warehousing and distribution, primarily related to bringing the previously out-sourced customer service function in house and a roll out of an enhanced S.T.E.P.S.(Reg. TM) program. Selling, general and administrative expenses for 2000 increased 73% to $46.4 million from $26.9 million in 1999. The increase was due primarily to the expansion of our sales and marketing organization and related expenses, and spending for customer service, warehousing and distribution, all to support the growth in THALOMID(Reg. TM) sales. As a percent of total revenue, selling, general and administrative expenses were approximately 51%, 55% and 70% in 2001, 2000 and 1999, respectively. While in actual dollar terms these expenses will continue to increase, the percent of total revenue is expected to decline as total revenue increases.

     Merger-related costs. We incurred one-time costs of $6.7 million associated with the merger with Signal Pharmaceuticals, Inc. in 2000. These costs were primarily related to fees for financial advisors, accountants, lawyers and financial printers.

     Interest and other income and interest expense. Interest and other income increased approximately 19% in 2001, to $20.9 million from $17.6 million in 2000. The increase was primarily related to higher average cash balances and the recognition of a gain on the sale of certain marketable securities during 2001. Interest and other income in 2000 increased significantly to $17.6 million from $1.3 million in 1999. The increase was due to the investment of the net proceeds of approximately $278.0 million from the follow-on public offering in February of 2000, and $10.0 million received from Novartis Pharma AG in July 2000 related to the license and development agreement entered into in the second quarter of 2000.

     Interest expense decreased to approximately $83,000 in 2001 compared with $2.1 million in 2000. The decrease was primarily related to an agreement with the convertible note-holders to eliminate the interest requirements in exchange for the right to hedge the shares underlying the convertible notes. Interest expense decreased significantly in 2000 to $2.1 million from $3.3 million in 1999. The decrease was the result of the conversion to equity of a significant portion of the outstanding long-term convertible notes throughout 2000.

     Loss from continuing operations. The loss from continuing operations decreased significantly in 2001, to $2.9 million from $17.0 million in 2000. The decreased loss resulted from an increase in total revenue of $29.3 million, an increase in net interest and other income and expense of $5.3 million and an income tax benefit of $1.2 million from the sale of a portion of our New Jersey state net operating loss carryforwards, partially offset by an increase in costs and expenses of $20.0 million The loss from continuing operations decreased 43% to $17.0 million in 2000 from $29.6 million in 1999. The decreased loss was the result of higher THALOMID(Reg. TM) sales, increased revenues from research contracts and collaborative agreements and an income tax benefit of $1.8 million from the sale of a portion of our New Jersey state net operating loss carryforwards, partially offset by higher cost of goods sold, research and development expenses, selling, general and administrative expenses and one-time merger-related costs.

     Gain on sale of chiral assets. We received royalty payments from Cambrex Corporation of approximately $1.0 million in 2001 and $719,000 in 2000, which represent additional portions of the purchase price paid by Cambrex for our chiral assets.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our working capital requirements primarily through product sales, private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net product sales totaling approximately $174.0 million through December 31, 2001. We also received $37.5 million from two separate research and license agreements during 2000 and 2001.

     Our working capital at December 31, 2001 increased approximately 3% to $306.5 million from $298.2 million in 2000. The increase in working capital was primarily due to a higher combination of cash, cash equivalents and marketable securities and lower current liablilities.

     Cash and cash equivalents decreased to $47.1 million in 2001 from $161.4 million in 2000 while investments in marketable debt securities increased to $262.9 million in 2001 from $144.8 million in 2000. Total cash, cash equivalents and marketable securities increased by approximately $3.9 million reflecting the receipt of funds from revenue received from research contracts and collection of receivables from sales of THALOMID(Reg. TM).

     We expect that our rate of spending will increase as the result of research and product development spending, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID(Reg. TM) and increased capital investments. On February 16, 2000, we completed a public offering of 10,350,000 shares of our common stock, as adjusted for a three-for-one stock split effective April 2000. Proceeds from the transaction net of expenses, were approximately $278.0 million. These funds, combined with the increasing revenue from product sales and various research agreements and collaborations, are expected to provide sufficient capital for our operations for the foreseeable future.

Contractual Obligations

     Our major outstanding contractual obligations relate to our operating (facilities) leases. Our facilities lease expense in future years will increase over previous years as a result of a new lease arrangement entered into in 2001.

     We lease a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2002 with three five-year renewal options, and a 29,000-square foot facility which has a term ending in July 2010 with two five-year renewal options. Monthly rental expenses for this facility are approximately $64,000. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party which has a term ending in December 2009 with two five-year renewal options. Monthly rental expenses for this facility are approximately $46,000. We believe that our laboratory facilities are adequate for our research and development activities for at least the next 12 months.

     We also lease offices and research facilities in San Diego, California under three operating lease agreements for our Signal Research operations. The minimum annual rents are subject to specified annual rental increases. Signal also reimburses the lessor for taxes, insurance and operating costs associated with the leases. Monthly rental expense for these facilities is approximately $81,000. Under the terms of the lease, we have an outstanding letter of credit for $150,000 in favor of the lessor, which is fully collateralized by cash. In December 2001, we entered into a new ten-year lease for a 78,200 square foot facility to consolidate the Signal Research Division into one building. It is anticipated that we will occupy that facility during the fourth quarter of 2002. Monthly rental expense will be approximately $172,000. Rental expense will be incurred when we occupy the building. We intend to sublease the current facilities until the lease expires in 2003.

     For a schedule of payments related to the operating leases, refer to the table included in footnote 17(a) to the consolidated financial statements included elsewhere in this Annual Report.

CRITICAL ACCOUNTING POLICIES

     In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in this annual report, we believe the following accounting policy to be critical:

     Revenue Recognition. We have formed collaborative research and development agreements and alliances with several pharmaceutical companies. These agreements are in the form of research and development and license agreements. The agreements are for both early and late stage compounds and are focused on specific disease areas. For the early stage compounds, the agreements are relatively short-term agreements that are renewable depending on the success of the compounds as they move through preclinical development. The agreements call for nonrefundable upfront payments, milestone payments on achieving significant milestone events, and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the compound receives FDA marketing approval.

     In accordance with Staff Accounting Bulletin No. 101 ("SAB 101") Revenue Recognition in Financial Statements, upfront payments are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenue from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the specific milestones are achieved. Continuation of certain contracts is dependent upon our achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Research funding is recorded in the period during which the expenses covered by the funding occurred.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002. SFAS No. 142 has no financial impact on us as we do not have any goodwill or intangible assets which resulted from business combinations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Our holdings of financial instruments are comprised of commercial paper, U.S. government and corporate securities. These financial instruments may be classified as securities available for sale and carried at fair value or held to maturity and carried at amortized cost depending upon our intent. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet our ongoing liquidity needs. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported in a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income. We do not use financial derivatives for investment or trading purposes. As of December 31, 2001 and 2000, all securities have been classified as available for sale.

     We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although our investments are subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the limited number of foreign currency transactions, our foreign exchange currency risk is minimal.

     The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2001:

                                    2002        2003         2004        2005
                                    ----        ----         ----        ----
                                                 (in Thousands $)
Fixed Rate ....................   $ 5,250     $ 36,800     $ 5,000     $ 28,510
Average Interest Rate .........      6.66%        6.63%       6.75%        7.70%
Variable Rate .................        --           --          --           --
Average Interest Rate .........        --           --          --           --
                                  -------     --------     -------     --------
  Total .......................   $ 5,250     $ 36,800     $ 5,000     $ 28,510

                                               2007 AND
                                    2006        BEYOND       TOTAL    FAIR VALUE
                                    ----       --------      -----    ----------
Fixed Rate ....................   $ 64,307    $ 113,000    $ 252,867   $260,900
Average Interest Rate .........       6.80%        6.90%        6.92%        --
Variable Rate .................         --    $   2,000    $   2,000   $  2,000
Average Interest Rate .........         --         8.00%        8.00%        --
                                  --------    ---------    ---------   --------
  Total .......................   $ 64,307    $ 115,000    $ 254,867   $262,900

At December 31, 2001, our 9% January 1999 and July 1999 convertible notes with outstanding principal amounts of $1,713,600 and $10,000,000, respectively, no longer accrue interest. These convertible notes are convertible into our common stock at a conversion price of $6.00 and $6.33 per share, respectively. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock. An increase in the price of our common stock results in an increase in the fair value of the convertible notes.

     We do not use derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     See Item 11.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11, Executive Compensation, is presented below. Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, all other information required by Part III (Items 10, 12 and 13) is being incorporated by reference herein from our definitive proxy statement (or an amendment to Form 10-K) to be filed with the Securities and Exchange Commission on or before April 30, 2002 in connection with its 2002 Annual Meeting of Stockholders.

SUMMARY COMPENSATION TABLE

     The following table sets forth information about the compensation paid, or payable, by us for services rendered in all capacities to our Chief Executive Officer and each of our most highly paid executive officers who earned more than $100,000, for each of the last three fiscal years in which such officers were executive officers for all or part of the year.

                                       ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                              -------------------------------------   -------------------------------------------
                                                       OTHER ANNUAL    RESTRICTED     SECURITIES     ALL OTHER
NAME AND                                               COMPENSATION       STOCK       UNDERLYING    COMPENSATION
PRINCIPAL POSITION     YEAR   SALARY ($)   BONUS ($)        ($)       AWARD(S) ($)   OPTIONS (#)        ($)
------------------     ----   ----------   ---------   ------------   ------------   -----------    -------------
John W. Jackson       2001     506,250      230,344       10,200(1)        0           100,000         13,390(2)
 Chairman and         2000     372,500      338,975       14,280(1)        0           450,000         13,390(2)
 Chief Executive      1999     300,000      390,000       19,200(1)        0           660,000         13,390(2)
 Officer

Sol J. Barer, Ph.D.   2001     405,000      131,625       10,200(1)        0            50,000              0
 President and        2000     308,550      194,387       14,280(1)        0           255,000              0
 Chief Operating      1999     255,833      230,250       19,200(1)        0           210,000              0
 Officer

Robert J. Hugin(3)    2001     354,375       92,138       10,200(1)        0            35,000              0
 Sr. V.P. & Chief     2000     270,500      132,545       14,280(1)        0           180,000              0
 Financial Officer    1999     127,385      168,000        7,200(1)        0           450,000              0

----------
(1)  Reflects matching contributions under the Company's 401(k) plan.

(2)  Reflects life insurance premiums for a life insurance policy for Mr.
     Jackson.

(3)  Mr. Hugin has been employed by us since June 1999.

EMPLOYMENT AGREEMENTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

     John W. Jackson, Sol J. Barer and Robert J. Hugin (each an "Executive") are employed pursuant to substantially similar employment agreements (the "Employment Agreements") providing for their continued employment until January 1, 2003 (the period during which Executive is employed is referred to as the "Employment Period"). The Employment Period shall be automatically renewed for successive one-year terms unless we or Executive gives written notice to the other at least six months prior to the expiration of the Employment Period. The Employment Agreements provide Messrs. Jackson, Barer and Hugin with an initial base salary (which has been increased and which from time to time may be further increased by the Board of Directors, or a committee thereof) of $300,000, $258,000 and $240,000, respectively, per annum. In addition, each of the Employment Agreements provides for an annual target bonus in an amount equal to 65%, 45% and 35%, respectively, of Executive's base salary measured against objective criteria to be determined by the Board of Directors, or a committee thereof. The Employment Agreements also provide that Messrs. Jackson, Barer and Hugin are entitled to continue to participate in all group health and insurance programs and all other fringe benefit or retirement plans which are generally available to our employees. Each of the Employment Agreements provides that if the Executive is terminated by us without cause or due to Executive's disability, he shall be entitled to receive a lump-sum payment in an amount equal to Executive's annual base salary and a pro rata share of Executive's annual target bonus. Upon the occurrence of a change in control (as defined in the Employment Agreements) and thereafter, each Employment Agreement provides that if (a) at any time within one year of a change in control Executive's employment is terminated by us without cause or for disability or by Executive for good reason (as defined in the Employment Agreement) or (b) at any time within 90 days prior to a change in control, Executive's employment is terminated by us without cause or by Executive for good reason, Executive shall be entitled to receive: (i) a lump sum payment in an amount equal to three times Executive's base salary and three times Executive's highest annual bonus within the three years prior to the change in control; (ii) any accrued benefits; (iii) payment of health and welfare premiums for Executive and his dependants; and (iv) full and immediate vesting of all stock options and equity awards; provided, however, that such payment shall be reduced by any payments made to Executive prior to the change in control pursuant to Sections 10(a)(iv) and (v) of the Employment Agreements. Each Employment Agreement also provides that Executive shall be entitled to receive a gross-up payment on any payments made to Executive that are subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, except that a gross-up will not be made if the payments made to Executive do not exceed 105% of the greatest amount that could be paid to Executive such that the receipt of payments would not give rise to the excise tax. Each Executive is subject to a non-compete which applies during the period the Executive is employed and until the first anniversary of the date Executive's employment terminates (the non-compete applies to the second anniversary of the date Executive's employment terminates if the Executive receives change in control payments and benefits).

STOCK OPTIONS

     The following table provides information concerning grants of stock options to the following named executive officers in fiscal 2001.

                        OPTION GRANTS DURING FISCAL 2001

                                                                                           POTENTIAL REALIZABLE VALUE
                                                                                                       AT
                                           NUMBER OF   % OF TOTAL                             ASSUMED ANNUAL RATES OF
                                          SECURITIES     OPTIONS                             STOCK PRICE APPRECIATION
                                          UNDERLYING   GRANTED TO    EXERCISE                     FOR OPTION TERM
                                DATE OF     OPTIONS     EMPLOYEES     PRICE     EXPIRATION   ------------------------
NAME                             GRANT    GRANTED(1)   IN 2000(2)   PER SHARE      DATE          5%           10%
----                            -------   ----------   ----------   ---------   ----------   ----------    ----------
John W. Jackson .............   1/17/01    100,000        9.0%      $ 24.875     1/17/11     $1,564,638    $3,965,075
Sol J. Barer, Ph.D. .........   1/17/01     50,000        4.5%      $ 24.875     1/17/11     $  782,319    $1,982,538
Robert J. Hugin .............   1/17/01     35,000        3.1%      $ 24.875     1/17/11     $  547,623    $1,387,776

----------
*    Less than one percent (1%)

(1) All options granted in 2001 were granted pursuant to the Company's 1998 Long-Term Incentive Plan. The grants to Mr. Jackson, Dr. Barer and Mr. Hugin are exercisable in annual increments of 33 1/3% of each total grant, beginning on the date of grant. All options were granted at the fair market value of Common Stock on the effective date of grant.

(2)  The total number of options granted to employees in 2001 was 1,111,450.

     The following table sets forth information for each of the named executive officers with respect to the value of options exercised during the year ended December 31, 2001 and the value of outstanding and unexercised options held as of December 31, 2001. There were no SARs exercised during 2001 and none were outstanding as of December 31, 2001.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                       NUMBER OF
                                                                SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                    SHARES         VALUE        AT DECEMBER 31, 2001        AT DECEMBER 31, 2001(2)
                                   ACQUIRED       REALIZED   ---------------------------   ---------------------------
NAME                           ON EXERCISE (#)     ($)(1)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                           ---------------    --------   -----------   -------------   -----------   -------------
John W. Jackson .............      538,870       7,829,835    473,331        436,669      $ 5,109,239    $ 6,819,951
Sol J. Barer, Ph.D. .........       35,034         507,432    580,108        188,334      $11,311,175    $ 2,373,153
Robert J. Hugin .............       68,500         913,312    262,466        233,334      $ 4,005,059    $ 4,385,633

----------
(1) Represents the difference between the average high and low trading price of the Common Stock on the Nasdaq National Market on the date the shares were acquired upon exercise and the exercise price of the options exercised multiplied by the number of shares acquired upon exercise.

(2) Represents the difference between the closing market price of the Common Stock as reported by Nasdaq on December 31, 2001 of $31.92 per share and the exercise price per share of the in-the-money options multiplied by the number of shares underlying the in-the-money options.

COMPENSATION COMMITTEE REPORT

     The Management Compensation and Development Committee (the "Compensation Committee") determines our executive compensation policies. The Compensation Committee determines the compensation of our executive officers and approves and oversees the administration of incentive compensation programs for all employees including executive officers. The Compensation Committee is composed solely of outside directors.

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

     We do not have a pension plan (other than the 401(k) Plan) or other capital accumulation program. Grants of stock options are therefore of great importance to executives as well as all employees. Any long-term value to be derived from such grants will be consistent with stockholder gains.

     On and after September 19, 2000, stock options granted to executives at the vice-president level and above contain a reload feature which provides that if
(1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by us or our affiliates and (c) prior to the expiration date of the 1998 Long-Term Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option so exercised or pays applicable withholding taxes by using Common Stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Long-Term Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of Common Stock equal to the number of shares of Common Stock exchanged by the optionee to exercise the stock option or to pay withholding taxes thereon. The reload stock option will be exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair market value (as defined in the 1998 Long-Term Incentive Plan) of the Common Stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. An optionee may not reload the reload stock option unless otherwise permitted by the Compensation Committee.

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

     Deferred Compensation. Certain designated executives may elect to defer the receipt of a portion of their base salary and bonuses, the receipt of restricted stock and the delivery of stock option gains to our Deferred Compensation Plan, an unfunded non-qualified deferred compensation arrangement. We make a matching contribution to the Deferred Compensation Plan on behalf of certain executives in the plan at a rate specified by the Compensation Committee.

     Benefits. All employees are eligible for similar benefits, such as health, disability, and life insurance.

     Long-Term Incentive Compensation. An incentive compensation program is established annually. The purpose of this program is to provide financial incentives to executives and employees to achieve annual corporate, business unit, and individual goals. The incentive program also aligns executive and employee interests with those of stockholders by using grants of stock options. Such grants vest over time thereby encouraging continued employment with us. The size of grants is tied to comparative biotechnology industry practices. To determine such comparative data, we rely on outside compensation consultants and third-party industry surveys.

     Under our 2001 incentive program, it was agreed, subject to the achievement of certain goals in 2001 by us, that we would grant at a future date options to purchase shares of Common Stock. A similar incentive program has been designed for 2002 based on attainment of corporate, business unit and individual goals. The program is open to all regular full-time employees with at least six months of service, other than our executive officers.

     Chief Executive Officer Compensation. Pursuant to Mr. Jackson's contract with us entered into on January 1, 2000, Mr. Jackson received base salary of $506,250 for 2001. Mr. Jackson also received a bonus of $230,344 for 2001. Factors considered in determining Mr. Jackson's bonus included the successful attainment of several important milestones in the development of our products, as well as comparisons to total compensation packages of chief executive officers at corporations within our industry that are of comparable size.

     Policy with Respect to Qualify Compensation Deductibility. Our policy with respect to the deductibility limit of Section 162(m) of the Internal Revenue Code of 1986, as amended, generally is to preserve the federal income tax deductibility of compensation paid when it is appropriate and is in the best interest of us and our stockholders. However, we reserve the right to authorize the payment of non-deductible compensation if we deem that it is appropriate.

                                        Members of the Compensation Committee


                                         Richard C. E. Morgan, Chairman
                                         Frank T. Cary
                                         Jack L. Bowman

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Compensation Committee are Richard C. E. Morgan, Chairman, Frank T. Cary and Jack L. Bowman. Each is an outside director.

DIRECTOR COMPENSATION

     Directors do not receive salaries for serving as directors nor do they receive any cash compensation for serving on committees; however, all members of the Board of Directors who are not our employees ("Non-Employee Directors") receive $1,500 for each Board Meeting attended and are reimbursed for their expenses for each meeting attended and are eligible to receive stock options pursuant to the 1995 Non-Employee Directors' Plan (the "Directors' Option Plan").

     The Directors' Option Plan was adopted by the Board of Directors on April 5, 1995, and approved by our stockholders at the 1995 Annual Meeting of Stockholders. At our Annual Meeting held in 1997, the Director's Option Plan was amended to increase the number of shares of our Common Stock that may be issued upon exercise of options granted thereunder from 750,000 shares to 1,050,000 shares. At our Annual Meeting held in 1999, the Directors' Option Plan was amended to increase the number of shares of our Common Stock that may be issued upon exercise of options granted thereunder from 1,050,000 shares to 1,800,000 shares. The Directors' Option Plan currently provides for the granting to Non-Employee Directors of non-qualified options to purchase an aggregate of not more than 1,800,000 shares (subject to adjustment to reflect changes in capitalization) of Common Stock.

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

     All options granted pursuant to the Directors' Option Plan will expire no later than 10 years from the date of grant and no options may be granted after June 16, 2005. If a Non-Employee Director terminates his service on the Board of Directors for any reason, options which were exercisable on the date of termination and which have not expired may be exercised at any time until the date of expiration of such options. In addition, if there is a change of control and within two years thereafter a director ceases to be a Non-Employee Director for any reason, or is not nominated for election by our stockholders, all unvested portions of a stock option will automatically vest.

     In 2001, pursuant to the Directors' Option Plan, each of Messrs. Bowman, Cary and Morgan and Drs. Hayes, Robb and Kaplan received an option to purchase 10,000 shares of Common Stock at an exercise price of $30.81 per share, the fair market value of the stock on the date of the grant.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See Item 11.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 11.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K.

     (a)(1), (1)(2) See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule immediately following Exhibit Index.

     (b) None

     (c) Exhibits

     The following exhibits are filed with this report:

 EXHIBIT
   NO.                               EXHIBIT DESCRIPTION
--------                             -------------------
 3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).
 3.2 Bylaws of the Company (incorporated by reference to the Company's Current Report on Form 8-K, dated September 16, 1996).
10.1 Lease Agreement, dated January 16, 1987, between the Company and Powder Horn Associates (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, dated July 24, 1987).
10.2 1986 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 13, 1990).
10.3 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 30, 1997).
10.4 1995 Non-Employee Directors' Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 24, 1999).
10.5 Form of Warrant to be issued in connection with the issuance of Series B Convertible Preferred Stock, pursuant to a Securities Purchase Agreement among the Company and certain Investors as set forth therein (the "Chancellor Entities"), such Warrants thereafter assigned by the Chancellor Entities to Deutsche Bank A.G. (incorporated by reference to
         Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 10,
         1997).
10.6 Rights Agreement, dated as of September 16, 1996, between the Company and American Stock Transfer & Trust Company (incorporated by reference to the Company's Registration Statement on Form 8A, filed on September 16, 1996), as amended on February 28, 2000 (incorporated by reference to the Company's Current Report on Form 8-K filed on February 22,
         2000).
10.7 Form of indemnification agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.8 Employment Agreement dated as of January 1, 2000 between the Company and John W. Jackson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1999).
10.9 Employment Agreement dated as of January 1, 2000 between the Company and Sol J. Barer (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1999).
10.10 Manufacturing Agreement between Penn Pharmaceuticals Limited and the Company (incorporated by reference to the Company's Registration Statement on Form S-3 dated November 25, 1997 (No. 333-38891)).
10.11 Celgene Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.1 of the Company's Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).

  EXHIBIT
    NO.                              EXHIBIT DESCRIPTION
----------                           -------------------
10.12 Form of Stock Option Agreement to be issued in connection with the Celgene Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.2 of the Company's Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).
10.13 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 18, 1998).
10.14 Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail Laboratories Incorporated (incorporated by reference to the Company's Current Report on Form 8-K filed on July 17, 1998).
10.15 Employment Agreement dated as of January 1, 2000 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.16 Note Purchase Agreement dated January 20, 1999 between the Company and the Purchasers named on Schedule I to the agreement in connection with the purchase of $15,000,000 principal amount of the Company's 9.00% Senior Convertible Note Due January 20, 2004 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.17 Form of 9.00% Senior Convertible Note Due January 20, 2004 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.18 Registration Rights Agreement dated as of January 20, 1999 between the Company and the Purchasers in connection with the issuance of the Company's 9.00% Senior Convertible Note Due January 20, 2004 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.19 Note Purchase Agreement dated July 6, 1999 between the Company and the Purchasers named in Schedule I to the agreement in connection with the purchase of $15,000,000 principal amount of the Company's 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.20 Form of 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.21 Registration Rights Agreement dated as of July 6, 1999 between the Company and the Purchasers in connection with the issuance of the Company's 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).
10.22 Development and License Agreement between the Company and Novartis Pharma AG, dated April 19, 2000 (incorporated by reference to Exhibit
           10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.23 Collaborative Research and License Agreement between the Company and Novartis Pharma AG, dated December 20, 2000 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.24 Custom Manufacturing Agreement between the Company and Johnson Matthey Inc., dated March 5, 2001.
10.25 Manufacturing and Supply Agreement between the Company and Mikart, Inc., dated as of April 11, 2001.
10.26 Distribution Services Agreement between the Company and Ivers Lee Corporation, d/b/a Sharp, dated as of June 1, 2000.
23.1       Consent of KPMG LLP.

 EXHIBIT
   NO.                               EXHIBIT DESCRIPTION
--------                             -------------------
23.2 Consent of Ernst & Young LLP, Former Independent Auditors of Signal Pharmaceuticals, Inc..
24.1     Power of Attorney (included in Signature Page).

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


Date: March 29, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                             TITLE                        DATE
            ---------                             -----                        ----
    /s/ John W. Jackson            Chairman of the Board and             March 29, 2002
----------------------------        Chief Executive Officer
        John W. Jackson

      /s/ Sol J. Barer             Director, President and Chief         March 29, 2002
----------------------------        Operating Officer
          Sol J. Barer

     /s/ Robert J. Hugin           Director, Chief Financial Officer     March 29, 2002
----------------------------        and Senior Vice President
         Robert J. Hugin

     /s/ Jack L. Bowman            Director                              March 29, 2002
----------------------------
         Jack L. Bowman

      /s/ Frank T. Cary            Director                              March 29, 2002
----------------------------
          Frank T. Cary

  /s/ Arthur Hull Hayes, Jr.       Director                              March 29, 2002
----------------------------
      Arthur Hull Hayes, Jr.

           SIGNATURE                              TITLE                          DATE
           ---------                              -----                          ----
     /s/ Gilla Kaplan              Director                                  March 29, 2002
----------------------------
        Gilla Kaplan

   /s/ Richard C.E. Morgan         Director                                  March 29, 2002
----------------------------
       Richard C.E. Morgan

     /s/ Walter L. Robb            Director                                  March 29, 2002
----------------------------
         Walter L. Robb

    /s/ James R. Swenson           Controller (Chief Accounting Officer)     March 29, 2002
----------------------------
        James R. Swenson

     The foregoing constitutes a majority of the directors.

                              CELGENE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            PAGE
                                                                                           -----
Consolidated Financial Statements
 Independent Auditors' Report ............................................................ F-2
 Consolidated Balance Sheets as of December 31, 2001 and 2000 ............................ F-4
 Consolidated Statements of Operations -- Years Ended December 31, 2001, 2000 and 1999 ... F-5
 Consolidated Statements of Stockholders' Equity (Deficit) -- Years Ended December 31,
2001,
   2000 and 1999 ......................................................................... F-6
 Consolidated Statements of Cash Flows -- Years Ended December 31, 2001, 2000 and 1999 ... F-9
 Notes to Consolidated Financial Statements .............................................. F-11
Consolidated Financial Statement Schedule
 Schedule II -- Valuation and Qualifying Accounts ........................................ F-31

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Celgene Corporation:

     We have audited the consolidated financial statements of Celgene Corporation and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule as listed on the accompanying index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

     The consolidated financial statements of Celgene Corporation and subsidiaries for the year ended December 31, 1999 have been restated to reflect the pooling-of-interests transaction with Signal Pharmaceuticals, Inc. as described in note 1 to the consolidated financial statements. We did not audit the 1999 financial statements of Signal Pharmaceuticals, Inc., which statements reflect total revenues constituting 31% of the related consolidated total in 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Signal Pharmaceuticals, Inc. for the year ended December 31, 1999 is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        /s/ KPMG LLP


Short Hills, New Jersey
January 30, 2002

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors
Signal Pharmaceuticals, Inc.


     We have audited the related statements of operations, stockholders' equity, and cash flows of Signal Pharmaceuticals, Inc. for the year ended December 31, 1999 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Signal Pharmaceuticals, Inc.'s operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                        /s/ ERNST & YOUNG LLP


San Diego, California
February 4, 2000

                              CELGENE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                       DECEMBER 31,
                                                                             --------------------------------
                                                                                   2001              2000
                                                                                   ----              ----
ASSETS
Current assets:
   Cash and cash equivalents ..............................................  $   47,141,291    $  161,393,835
   Marketable securities available for sale ...............................     262,900,049       144,767,777
   Accounts receivable, net of allowance of $998,395 and $382,577 at
    December 31, 2001 and 2000, respectively ..............................      13,415,101         9,846,000
   Inventory ..............................................................       3,603,462         4,266,257
   Other current assets ...................................................       9,362,423        11,747,727
                                                                             --------------    --------------
      Total current assets ................................................     336,422,326       332,021,596
   Plant and equipment, net ...............................................      10,645,647         8,395,902
   Other assets ...........................................................       6,914,445         6,308,417
                                                                             --------------    --------------
      Total assets ........................................................  $  353,982,418    $  346,725,915
                                                                             ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .......................................................  $   10,831,464    $   10,868,473
   Accrued expenses .......................................................      13,667,022         9,511,507
   Current portion of capital leases and note obligation ..................         586,731           929,258
   Current portion of deferred revenue ....................................       4,882,668        12,473,574
                                                                             --------------    --------------
      Total current liabilities ...........................................      29,967,885        33,782,812
   Long term convertible notes ............................................      11,713,600        11,713,600
   Capitalized leases and note obligation, net of current portion .........          46,215           632,946
   Deferred revenue, net of current portion ...............................              --         4,866,000
   Other non-current liabilities ..........................................       1,829,251           197,685
                                                                             --------------    --------------
      Total liabilities ...................................................  $   43,556,951    $   51,193,043
                                                                             ==============    ==============
Stockholders' equity:
   Preferred stock,$.01 par value per share, 5,000,000 authorized; none
    outstanding at December 31, 2001 and 2000 .............................  $           --    $           --
   Common stock, $.01 par value per share 120,000,000 shares
    authorized; issued and outstanding 75,574,785 and 73,999,889 shares
    at December 31, 2001 and 2000, respectively. ..........................         755,748           739,999
   Common stock in treasury, at cost; 282 shares at December 31, 2001,
    and none at December 31, 2000. ........................................          (2,804)               --
Additional paid-in capital ................................................     527,023,001       519,290,323
Accumulated deficit .......................................................    (222,367,088)     (220,454,722)
Deferred compensation .....................................................      (1,592,490)       (4,890,607)
Notes receivable from stockholders ........................................         (42,000)          (62,000)
Accumulated other comprehensive income ....................................       6,651,100           909,879
                                                                             --------------    --------------
      Total stockholders' equity ..........................................     310,425,467       295,532,872
                                                                             --------------    --------------
      Total liabilities and stockholders' equity ..........................  $  353,982,418    $  346,725,915
                                                                             ==============    ==============

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                                  2001                2000                1999
                                                                  ----                ----                ----
Revenue:
 Product sales .........................................     $  84,194,839       $  62,675,879       $  24,286,258
 Research contracts ....................................        28,149,501          15,882,112           9,380,825
 Related-party collaborative agreement revenue .........         1,898,605           6,349,996           4,525,000
                                                             -------------       -------------       -------------
    Total revenue ......................................       114,242,945          84,907,987          38,192,083
                                                             -------------       -------------       -------------
Expenses:
 Cost of goods sold ....................................        13,571,401           9,986,743           3,216,847
 Research and development ..............................        67,653,087          56,172,848          38,777,628
 Selling, general and administrative ...................        57,961,795          46,389,311          26,862,905
 Merger-related costs ..................................                --           6,668,110                  --
                                                             -------------       -------------       -------------
    Total expenses .....................................       139,186,283         119,217,012          68,857,380
                                                             -------------       -------------       -------------
Operating loss .........................................       (24,943,338)        (34,309,025)        (30,665,297)
Other income and expense:
 Interest and other income .............................        20,890,006          17,576,856           1,301,803
 Interest expense ......................................            82,971           2,080,981           3,291,364
                                                             -------------       -------------       -------------
Loss before tax benefit ................................        (4,136,303)        (18,813,150)        (32,654,858)
Tax benefit ............................................         1,231,964           1,809,677           3,017,910
                                                             -------------       -------------       -------------
Loss from continuing operations ........................        (2,904,339)        (17,003,473)        (29,636,948)
Discontinued operations:
 Gain on sale of chiral assets .........................           991,973             719,103                  --
                                                             -------------       -------------       -------------
Net loss ...............................................        (1,912,366)        (16,284,370)        (29,636,948)
Deemed dividend for preferred stock conversion
 discount ..............................................                --                  --             818,487
                                                             -------------       -------------       -------------
Net loss applicable to common stockholders .............     $  (1,912,366)      $ (16,284,370)      $ (30,455,435)
                                                             =============       =============       =============
Per share of common stock-basic and diluted:
 Loss from continuing operations .......................     $       (0.04)      $       (0.25)      $       (0.59)
 Discontinued operations:
   Gain on sale of chiral assets .......................              0.01                0.01                  --
                                                             -------------       -------------       -------------
 Net loss applicable to common stockholders ............     $       (0.03)      $       (0.24)      $       (0.59)
                                                             =============       =============       =============
 Weighted average number of shares of common
   stock outstanding ...................................        75,108,000          66,598,000          51,449,000
                                                             =============       =============       =============

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                        SIGNAL CONVERTIBLE                                  COMMON STOCK
                                          PREFERRED STOCK             COMMON STOCK           IN TREASURY
                                     ------------------------    ----------------------   ----------------
                                       SHARES        AMOUNT        SHARES       AMOUNT     SHARES   AMOUNT
                                       ------        ------        ------       ------     ------   ------
Balances at January 1, 1999 .......  24,203,931   $39,519,431    16,761,029   $ 167,610     --       $ --
Exercise of stock options and
 warrants .........................                               1,015,471      10,154
Issuance of Series F-1 preferred
 stock ............................     288,708       992,882
Imputed dividend on Series F-1 ....                   818,487
Issuance of common stock and
 options for services .............                                      60           1
Deferred compensation .............
Amortization of deferred
 compensation .....................
Issuance of common stock for
 employee benefit plans ...........                                  81,916         819
Issuance of options related to
 license--agreement ...............
Comprehensive loss:
 Net loss .........................
 Net change in unrealized gain
 (loss) on available for sale
 securities .......................
Total comprehensive loss ..........
                                     ----------   -----------    ----------   ---------     --       ----
Balances at December 31, 1999 .....  24,492,639   $41,330,800    17,858,476   $ 178,584     --       $ --
                                     ==========   ===========    ==========   =========     ==       ====

                                                                                                          ACCUMULATED
                                                                                              NOTES          OTHER
                                       ADDITIONAL                                          RECEIVABLE    COMPREHENSIVE
                                         PAID-IN         ACCUMULATED        DEFERRED          FROM          INCOME
                                         CAPITAL           DEFICIT        COMPENSATION    STOCKHOLDERS      (LOSS)
                                       ----------        -----------      ------------    ------------   -------------
Balances at January 1, 1999 .......  $ 143,432,955     $ (173,714,917)    $   (922,892)    $  (95,600)    $    6,226
Exercise of stock options and
 warrants .........................      8,415,647
Issuance of Series F-1 preferred
 stock ............................
Imputed dividend on Series F-1 ....                          (818,487)
Issuance of common stock and
 options for services .............         24,917
Deferred compensation .............      1,024,244                          (1,024,244)
Amortization of deferred
 compensation .....................                                            675,122
Issuance of common stock for
 employee benefit plans ...........        799,004
Issuance of options related to
 license--agreement ...............        696,895
Comprehensive loss:
 Net loss .........................                       (29,636,948)
 Net change in unrealized gain
 (loss) on available for sale
 securities .......................                                                                          (98,130)
Total comprehensive loss ..........
                                     -------------     --------------     ------------     ----------     ----------
Balances at December 31, 1999 .....  $ 154,393,662     $ (204,170,352)    $ (1,272,014)    $  (95,600)    $  (91,904)
                                     =============     ==============     ============     ==========     ==========

                                          TOTAL
                                          -----
Balances at January 1, 1999 .......  $   8,392,813
Exercise of stock options and
 warrants .........................      8,425,801
Issuance of Series F-1 preferred
 stock ............................        992,882
Imputed dividend on Series F-1 ....             --
Issuance of common stock and
 options for services .............         24,918
Deferred compensation .............             --
Amortization of deferred
 compensation .....................        675,122
Issuance of common stock for
 employee benefit plans ...........        799,823
Issuance of options related to
 license--agreement ...............        696,895
Comprehensive loss:
 Net loss .........................    (29,636,948)
 Net change in unrealized gain
 (loss) on available for sale
 securities .......................        (98,130)
                                     -------------
Total comprehensive loss ..........    (29,735,078)
                                     -------------
Balances at December 31, 1999 .....  $  (9,726,824)
                                     =============

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 -- (CONTINUED)

                                                 SIGNAL CONVERTIBLE
                                                   PREFERRED STOCK                COMMON STOCK
                                             -----------------------------   ---------------------
                                               SHARES           AMOUNT         SHARES       AMOUNT
                                               ------           ------         ------       ------
Balances at January 1, 2000 .............     24,492,639    $   41,330,800   17,858,476   $178,584
Exercise of stock options and
 warrants ...............................                                     2,424,930     24,250
Issuance of common stock for
 employee benefit plans .................                                        40,394        404
Issuance of common stock in
 follow-on offering .....................                                     2,934,000     29,340
Costs related to follow-on offering .....
Conversion of long term
 convertible notes ......................                                     4,358,260     43,583
Shares issued for stock split ...........                                    43,305,104    433,051
Conversion of Signal preferred
 stock ..................................    (24,492,639)      (41,330,800)   3,078,725     30,787
Deferred compensation ...................
Amortization of deferred
 compensation ...........................
Expense related to non-employee
 stock options ..........................
Collection of notes receivable from
 stockholders ...........................
Issuance of Signal preferred stock
 warrants for promissory note ...........
Comprehensive loss:
 Net loss ...............................
 Net change in unrealized gain
 (loss) on available for sale
 securities .............................
Total comprehensive loss ................
Balances at December 31, 2000 ...........             --    $           --   73,999,889   $739,999
                                             ===========    ==============   ==========   ========

                                            COMMON STOCK                                                              NOTES
                                             IN TREASURY       ADDITIONAL                                          RECEIVABLE
                                          -----------------     PAID-IN         ACCUMULATED         DEFERRED          FROM
                                           SHARES   AMOUNT      CAPITAL           DEFICIT         COMPENSATION    STOCKHOLDERS
                                           ------   ------     ----------       -----------       -------------- -------------
Balances at January 1, 2000 .............   --       $ --    $154,393,662     $ (204,170,352)    $  (1,272,014)    $  (95,600)
Exercise of stock options and
 warrants ...............................                      10,433,513
Issuance of common stock for
 employee benefit plans .................                       1,047,351
Issuance of common stock in
 follow-on offering .....................                     278,524,620
Costs related to follow-on offering .....                        (885,160)
Conversion of long term
 convertible notes ......................                      26,780,983
Shares issued for stock split ...........                        (433,051)
Conversion of Signal preferred
 stock ..................................                      41,301,822
Deferred compensation ...................                       6,706,274                           (6,706,274)
Amortization of deferred
 compensation ...........................                                                            3,087,681
Expense related to non-employee
 stock options ..........................                         970,309
Collection of notes receivable from
 stockholders ...........................                                                                              33,600
Issuance of Signal preferred stock
 warrants for promissory note ...........                         450,000
Comprehensive loss:
 Net loss ...............................                                        (16,284,370)
 Net change in unrealized gain
 (loss) on available for sale
 securities .............................
Total comprehensive loss ................
Balances at December 31, 2000 ...........   --       $ --    $519,290,323     $ (220,454,722)    $  (4,890,607)    $  (62,000)
                                            ==       ====    ============     ==============     =============     ==========

                                            ACCUMULATED
                                               OTHER
                                           COMPREHENSIVE
                                              INCOME
                                              (LOSS)           TOTAL
                                           --------------      -----
Balances at January 1, 2000 .............   $  (91,904)    $  (9,726,824)
Exercise of stock options and
 warrants ...............................                     10,457,763
Issuance of common stock for
 employee benefit plans .................                      1,047,755
Issuance of common stock in
 follow-on offering .....................                    278,553,960
Costs related to follow-on offering .....                       (885,160)
Conversion of long term
 convertible notes ......................                     26,824,566
Shares issued for stock split ...........                             --
Conversion of Signal preferred
 stock ..................................                          1,809
Deferred compensation ...................                             --
Amortization of deferred
 compensation ...........................                      3,087,681
Expense related to non-employee
 stock options ..........................                        970,309
Collection of notes receivable from
 stockholders ...........................                         33,600
Issuance of Signal preferred stock
 warrants for promissory note ...........                        450,000
Comprehensive loss:
 Net loss ...............................                    (16,284,370)
 Net change in unrealized gain
 (loss) on available for sale
 securities .............................    1,001,783         1,001,783
                                                           -------------
Total comprehensive loss ................                    (15,282,587)
                                                           -------------
Balances at December 31, 2000 ...........   $  909,879     $ 295,532,872
                                            ==========     =============

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999 -- (CONTINUED)

                                              SIGNAL
                                            CONVERTIBLE                               COMMON STOCK
                                         PREFERRED STOCK        COMMON STOCK           IN TREASURY         ADDITIONAL
                                         ---------------    ---------------------  --------------------      PAID-IN
                                         SHARES  AMOUNT     SHARES       AMOUNT    SHARES     AMOUNT         CAPITAL
                                         ------  ------     ------       ------    ------     ------       -----------
Balances at January 1, 2001 ............ --         $ --    73,999,889   $739,999       --    $     --    $519,290,323
Exercise of stock options and
 warrants ..............................                     1,544,625     15,446                            6,760,473
Issuance of common stock for
 employee benefit plans ................                        29,014        290                              741,219
Issuance of common stock for
 services ..............................                         1,257         13                               37,776
Purchase of treasury stock .............                                              (282)     (2,804)
Reduction of deferred
 compensation for terminations .........                                                                      (832,711)
Amortization of deferred
 compensation ..........................
Expense related to non-employee
 stock options and restricted stock                                                                          1,025,921
Collection of notes receivable from
 stockholders ..........................
Comprehensive income:
 Net loss ..............................
 Net change in unrealized gain
 (loss) on available for sale
 securities ............................
 Less: reclassification adjustment
 for gain included in net loss .........
 Net unrealized gain (loss) on
 securities ............................
Total comprehensive income .............
                                         --         ----    ----------   --------     ----    --------    ------------
Balances at December 31, 2001 .......... --         $ --    75,574,785   $755,748     (282)   $ (2,804)   $527,023,001
                                         ==         ====    ==========   ========     ====    ========    ============

                                                                                               ACCUMULATED
                                                                                   NOTES          OTHER
                                                                                RECEIVABLE    COMPREHENSIVE
                                             ACCUMULATED         DEFERRED          FROM          INCOME
                                               DEFICIT         COMPENSATION    STOCKHOLDERS      (LOSS)          TOTAL
                                             -----------       ------------    ------------   --------------     -----
Balances at January 1, 2001 ............   $ (220,454,722)    $  (4,890,607)    $  (62,000)   $    909,879   $295,532,872
Exercise of stock options and
 warrants ..............................                                                                        6,775,919
Issuance of common stock for
 employee benefit plans ................                                                                          741,509
Issuance of common stock for
 services ..............................                                                                           37,789
Purchase of treasury stock .............                                                                           (2,804)
Reduction of deferred
 compensation for terminations .........                            832,711                                            --
Amortization of deferred
 compensation ..........................                          2,465,406                                     2,465,406
Expense related to non-employee
 stock options and restricted stock                                                                             1,025,921
Collection of notes receivable from
 stockholders ..........................                                            20,000                         20,000
Comprehensive income:
 Net loss ..............................       (1,912,366)                                                     (1,912,366)
 Net change in unrealized gain
 (loss) on available for sale
 securities ............................                                                         6,760,396      6,760,396
 Less: reclassification adjustment
 for gain included in net loss .........                                                        (1,019,175)    (1,019,175)
 Net unrealized gain (loss) on
 securities ............................                                                                        5,741,221
                                                                                                             ------------
Total comprehensive income .............                                                                        3,828,855
                                           --------------     -------------     ----------    ------------   ------------
Balances at December 31, 2001 ..........   $ (222,367,088)    $  (1,592,490)    $  (42,000)   $  6,651,100   $310,425,467
                                           ==============     =============     ==========    ============   ============

See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                        2001              2000               1999
                                                                        ----              ----               ----
Cash flows from operating activities:
Loss from continuing operations ................................  $   (2,904,339)    $  (17,003,473)    $ (29,636,948)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization of long-term assets .............       5,086,048          3,722,467         3,038,222
 Provision for accounts receivable allowances ..................         553,168            130,000            58,051
 Realized gain on marketable securities available for sale .....      (1,019,175)                --                --
 Non-cash stock-based compensation .............................       3,529,116          4,057,990           700,040
 Amortization of premium on marketable securities
   available for sale ..........................................         212,066                 --                --
 Amortization of debt issuance and warrant costs ...............          28,560            700,000           250,000
 Amortization of discount on note obligations ..................              --            274,848           192,978
 Shares issued for employee benefit plans ......................         741,509          1,047,755           799,823
Change in current assets & liabilities:
 Increase in accounts receivable ...............................      (4,122,269)        (4,938,569)       (2,285,845)
 (Increase) decrease in inventory ..............................         662,795         (1,810,198)         (884,651)
 (Increase) decrease in other operating assets .................       2,284,583        (10,649,979)         (393,863)
 Increase in accounts payable and accrued expenses .............       5,750,073          9,793,831         2,469,216
 Increase (decrease) in deferred revenue .......................     (12,456,906)        13,239,782         2,068,693
                                                                  --------------     --------------     -------------
Net cash used in operating activities ..........................      (1,654,771)        (1,435,546)      (23,624,284)
                                                                  --------------     --------------     -------------
Cash flows from investing activities:
Capital expenditures ...........................................      (7,869,661)        (9,637,333)       (1,875,072)
Proceeds from sales and maturities of marketable securities
 available for sale ............................................     119,789,801        139,575,925        17,781,948
Purchases of marketable securities available for sale ..........    (231,373,743)      (276,264,605)      (16,444,276)
Proceeds from sale of chiral intermediate assets ...............         991,973            719,103                --
Purchase of license rights .....................................              --                 --          (450,000)
                                                                  --------------     --------------     -------------
Net cash used in investing activities ..........................    (118,461,630)      (145,606,910)         (987,400)
                                                                  --------------     --------------     -------------
Cash flows from financing activities:
Net proceeds from follow-on public offering ....................              --        277,668,800                --
Proceeds from notes receivable from stockholders ...............          20,000             33,600                --
Proceeds from exercise of common stock options and
 warrants ......................................................       6,775,919         10,457,762         8,425,801
Purchase of treasury stock .....................................          (2,804)                --                --
Net proceeds from issuance of preferred stock ..................              --                 --           992,882
Repayment of capital lease and note obligations ................        (929,258)        (1,593,127)       (1,751,059)
Debt issuance costs ............................................              --                 --          (750,000)
Net proceeds from issuance of convertible notes ................              --                 --        30,000,000
                                                                  --------------     --------------     -------------
Net cash provided by financing activities ......................       5,863,857        286,567,035        36,917,624
                                                                  --------------     --------------     -------------
Net increase (decrease) in cash and cash equivalents ...........    (114,252,544)       139,524,579        12,305,940
Cash and cash equivalents at beginning of period ...............     161,393,835         21,869,256         9,563,316
                                                                  --------------     --------------     -------------
Cash and cash equivalents at end of period .....................  $   47,141,291     $  161,393,835     $  21,869,256
                                                                  ==============     ==============     =============

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      2001             2000             1999
                                                                      ----             ----             ----
Supplemental schedule of non-cash investing and
 financing activity:
Change in net unrealized gain(loss) on marketable
 securities available for sale ...............................    $ 5,741,221      $ 1,001,783       $  (98,130)
                                                                  ===========      ===========       ==========
Issuance of options related to license agreement .............    $        --      $        --       $  696,895
                                                                  ===========      ===========       ==========
Capital lease obligations entered into for equipment .........    $        --      $        --       $  526,128
                                                                  ===========      ===========       ==========
Issuance of common stock upon the conversion of
 convertible notes and accrued interest thereon, net .........    $        --      $26,737,824       $       --
                                                                  ===========      ===========       ==========
Deemed dividend for preferred stock conversion
 discount ....................................................    $        --      $        --       $  818,487
                                                                  ===========      ===========       ==========
Issuance of common stock upon the conversion of
 convertible preferred stock and Signal preferred stock.......    $        --      $41,330,800       $       --
                                                                  ===========      ===========       ==========
Deferred compensation relating to stock options ..............    $  (832,711)     $ 6,706,274       $1,024,244
                                                                  ===========      ===========       ==========
Supplemental disclosure of cash flow information:
Interest paid ................................................    $    82,971      $ 3,114,144       $1,957,325
                                                                  ===========      ===========       ==========
Cash received related to tax benefit .........................    $ 1,231,964      $ 1,089,677       $3,017,910
                                                                  ===========      ===========       ==========

See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(1) NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is an independent biopharmaceutical company engaged in the discovery, development and commercialization of novel human pharmaceuticals for the treatment of cancer and inflammatory diseases. The Company's primary therapeutic focus is on the development of orally administered, small molecule pharmaceuticals that selectively regulate gene and protein modulation. THALOMID(Reg. TM) (thalidomide), the Company's lead product, was approved for sale in the United States by the U.S. Food and Drug Administration, ("FDA"), on July 16, 1998 and sales of THALOMID(Reg. TM) in 2001 totaled $82 million. THALOMID(Reg. TM) is being evaluated in clinical trials for the treatment of solid tumor and hematological cancers as well as serious inflammatory diseases.

     In November 2001, Celgene received FDA approval for Focalin(TM), its refined version of Ritalin(Reg. TM), for the treatment of attention deficit disorder/attention deficit hyperactivity disorder. Focalin(TM) is marketed by Novartis Pharma AG ("Novartis"). In preparation for the commercial launch in January 2002, approximately $2.2 million of Focalin(TM) was shipped to Novartis and recorded as revenue in December 2001. Under the agreement with Novartis, Celgene will collect royalties on the entire Ritalin(Reg. TM) family of products.

     Several classes of small molecule drugs highlight Celgene's product pipeline: IMiDs(Reg. TM) (Immunomodulatory Drugs), SelCIDs(TM) (Selective Cytokine Inhibitory Drugs), SERMs (Selective Estrogen Receptor Modulators) and JNK (c-Jun N-terminal kinase) inhibitors. These classes are novel and proprietary oral agents that are being developed for the treatment of solid tumor and hematological cancers and chronic inflammatory diseases, such as Crohn's disease and rheumatoid arthritis.

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

     The merger was accounted for as a pooling-of-interests. All consolidated financial statements of Celgene prior to the merger were restated to include the results of operations, financial position and cash flows of Signal.

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

     The Company made certain reclassifications to the 2000 and 1999 financial statements to conform to the 2001 presentation.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) CASH EQUIVALENTS

     At December 31, 2001 and 2000, cash equivalents consisted principally of highly liquid funds invested in commercial paper, money market funds, and United States government securities such as treasury bills and notes. These instruments are stated at cost, which approximates market because of the short maturity of these investments.

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

     (C) CONCENTRATION OF CREDIT RISK

     Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government and agency securities and marketable debt securities of financial institutions and corporations with strong credit ratings. The Company also has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates. The Company has for a majority of its investments held them to maturity. However, the Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. The Company has not experienced any significant losses on its investments.

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

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

     (F) OTHER ASSETS

     Other assets include capitalized costs associated with a new customer service system, an enhanced S.T.E.P.S.(Reg. TM) system, certain patent rights and licensed technology. Costs associated with the customer service system and the enhanced S.T.E.P.S.(Reg. TM) system, which were developed and implemented during 2000 and 2001, respectively, were capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed and Obtained for Internal Use, and are amortized over their estimated useful life of three years from the date the system was ready for its intended use. At December 31, 2001 and 2000, computer software costs totaled approximately $5.3 million and $4.4 million, respectively, which is net of $2.0 million and $0.5 million in accumulated amortization, respectively. The cost of patent rights is amortized using the straight-line method over the life of the patents. The weighted average remaining patent life at December 31, 2001 is 10 years. Licensed technology is stated at cost and depreciated over the estimated useful life of three years using the straight-line method. At December 31, 2001 and 2000, patent rights and licensed technology totaled $1.0 million and $1.3 million, respectively which is net of $1.5 million and $1.2 million in accumulated amortization, respectively.

     (G) RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are expensed as incurred. These include all internal costs, external costs related to services contracted by the Company and research services conducted for others. Research and development costs consist primarily of salaries and benefits, contractor fees, clinical drug supplies for our preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs.

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

     (I) REVENUE RECOGNITION

     Revenue from the sale of products is recognized upon product shipment. Provisions for discounts for early payments, rebates and sales returns under terms customary in the industry are provided for in the same period the related sales are recorded. Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin No. 101, upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the milestones are achieved. Continuation of certain contracts and grants are dependent upon the Company achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Grant revenue is recognized in accordance with the terms of the grant and as services are performed, and generally equals the related research and development expense.

     Until October 2001, Axys Pharmaceutical ("Axys") was treated as a related party, as the previous Chief Executive Officer of Axys served on the Signal Board of Directors at the time Signal and Axys entered into a collaboration agreement prior to the merger with Celgene. The initial term of that

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

agreement expired in October 2001. Therefore revenue recognized subsequent to October 2001 is no longer classified as related party. Accordingly, related party revenue of $1.9 million, $2.5 million and $625,000 was recorded in 2001, 2000 and 1999, respectively.

     Serono S.A. ("Serono") was treated as a related party, based on its ownership interest in Signal at the time Signal and Serono entered into a collaboration agreement. The initial term of the agreement expired in November 2000 and while the agreement has been extended, Serono is no longer considered a related party. Accordingly, revenue from Serono of $3.8 million and $3.9 million were recognized in 2000 and 1999, respectively, as related party revenue.

     As a result of the merger, revenues from these companies has ceased being classified as related party upon the expiration of the initial term of the respective agreements.

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

     (K) EARNINGS PER SHARE

     "Basic" earnings (loss) per common share equals net income (loss) applicable to common stockholders divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share would equal net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options, and warrants, and the conversion of convertible debentures and preferred stock are all anti-dilutive. The amount of common stock equivalents excluded from the calculation were 10,128,670 in 2001, 11,033,930 in 2000 and 19,373,823 in 1999.

     (L) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of net losses and the change in net unrealized gains (losses) on securities classified as available for sale and is presented in the consolidated statements of stockholders' equity (deficit).

     (M) FINANCIAL INSTRUMENTS AND DERIVATIVES

     The fair value, which equals carrying value, of marketable securities available for sale is based on quoted market prices. For all other financial instruments, excluding convertible notes (see Note 8), their carrying value approximates fair value due to the short maturity of these instruments.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

     In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities was issued and, as amended, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments including certain derivative instruments embedded in other contracts and requires derivative instruments to be recognized as assets and liabilities and recorded at fair value. The adoption of SFAS No. 133 had no impact on the Company's consolidated financial statements because the Company currently is not party to any derivative instruments. Any future transactions involving derivative instruments will be accounted for based on SFAS No. 133.

     (N) WAREHOUSING AND DISTRIBUTION EXPENSES

     Warehousing and distribution expenses are included in selling, general and administrative expenses and totaled approximately $5.4 million, $4.5 million and $3.9 million in 2001, 2000, and 1999, respectively.

     (O) RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement, which for calendar year-end companies, will be January 1, 2002. SFAS No. 142 has no financial impact on the Company as the Company does not have any goodwill or intangible assets which resulted from business combinations.

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

                              SIX MONTHS ENDED        YEAR ENDED
                                JUNE 30, 2000      DECEMBER 31, 1999
                              ----------------     -----------------
Revenues:
  Celgene ................     $  29,156,588        $  26,443,758
  Signal .................         5,337,008           11,748,325
                               -------------        -------------
  Combined ...............     $  34,493,596        $  38,192,083
                               -------------        -------------
Net loss:
  Celgene ................     $  (3,971,178)       $ (21,781,200)
  Signal .................        (8,535,931)          (7,855,748)
                               -------------        -------------
  Combined ...............     $ (12,507,109)       $ (29,636,948)
                               -------------        -------------

     Celgene and Signal incurred direct transaction expenses of approximately $6.7 million which were recognized upon consummation of the merger. The merger-related costs consisted of transaction fees for financial advisors, attorneys, accountants, financial printing and other related charges.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

(4) MARKETABLE SECURITIES AVAILABLE FOR SALE

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2001 and 2000, were as follows:

                                                           GROSS           GROSS          ESTIMATED
                                        AMORTIZED       UNREALIZED       UNREALIZED          FAIR
DECEMBER 31, 2001                          COST            GAIN             LOSS            VALUE
-----------------                       ---------       ----------       ----------       ---------
Government agencies ...............   $  24,668,882    $   318,218     $         --     $  24,987,100
Government bonds & notes ..........         553,594         15,076               --           568,670
Corporate debt securities .........     231,026,473      7,603,951       (1,286,145)      237,344,279
                                      -------------    -----------     ------------     -------------
                                      $ 256,248,949    $ 7,937,245     $ (1,286,145)    $ 262,900,049
                                      =============    ===========     ============     =============

                                                             GROSS          GROSS          ESTIMATED
                                          AMORTIZED       UNREALIZED     UNREALIZED          FAIR
DECEMBER 31, 2000                           COST             GAIN           LOSS             VALUE
-----------------                         ---------       ----------     ----------        ----------
Government agencies ...............    $ 113,811,071      $ 411,117      $    (776)     $ 114,221,412
Government bonds & notes ..........          301,758             --           (822)           300,936
Corporate debt securities .........       29,745,069        500,360             --         30,245,429
                                       -------------      ---------      ---------      -------------
                                       $ 143,857,898      $ 911,477      $  (1,598)     $ 144,767,777
                                       =============      =========      =========      =============

     Maturities of debt securities classified as available-for-sale were as follows at December 31, 2001:

                                                                                 ESTIMATED
                                                              AMORTIZED            FAIR
                                                                COST               VALUE
                                                              ---------          ---------
       Due within one year ............................    $   5,248,710      $   5,309,925
       Due after one year through five years ..........      135,705,061        140,101,379
       Due after five years through ten years .........      113,295,178        115,488,745
       Due after ten years ............................        2,000,000          2,000,000
                                                           -------------      -------------
                                                           $ 256,248,949      $ 262,900,049
                                                           =============      =============

(5) INVENTORY

                                            DECEMBER 31,
                                    ----------------------------
                                        2001             2000
                                        ----             ----
       Raw materials ...........    $   763,662      $   985,556
       Work in process .........      1,710,305        1,869,104
       Finished goods ..........      1,129,495        1,411,597
                                    -----------      -----------
                                    $ 3,603,462      $ 4,266,257
                                    -----------      -----------

(6) PLANT AND EQUIPMENT

     Plant and equipment consists of the following:

                                                               DECEMBER 31,
                                                       ----------------------------
                                                           2001             2000
                                                           ----             ----
       Laboratory equipment and machinery .........    $  9,172,226     $ 7,896,666
       Leasehold improvements .....................       7,297,768       7,434,963
       Computer equipment .........................       2,957,346       2,747,181
       Furniture and fixtures .....................       2,731,996       1,224,976
       Leased equipment ...........................       3,514,146       3,547,378
       Construction in progress ...................          68,511       2,527,955
                                                       ------------     -----------
                                                         25,741,993      25,379,119
       Less: accumulated depreciation and
        amortization ..............................      15,096,346      16,983,217
                                                       ------------     -----------
                                                       $ 10,645,647     $ 8,395,902
                                                       ============     ===========

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

(7) ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     2001             2000
                                                                     ----             ----
       Professional and consulting fees .....................    $  3,514,287     $ 1,685,679
       Accrued compensation .................................       4,847,558       4,651,488
       Accrued interest, royalties and license fees .........       1,925,109       1,530,703
       Accrued sales returns and rebates ....................       1,710,903         668,680
       Other ................................................       1,669,165         974,957
                                                                 ------------     -----------
                                                                 $ 13,667,022     $ 9,511,507
                                                                 ============     ===========

(8) CONVERTIBLE DEBT

     On September 16, 1998, the Company issued convertible notes to an institutional investor in the amount of $8,750,000. The notes have a five-year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The notes contained a conversion feature that allowed the note holders to convert the notes into common shares at $3.67 per share. These notes were issued at a discount of $437,500 which was being amortized over three years. On October 16, 2000, all of the notes were converted into 2,386,387 common shares.

     On January 20, 1999, the Company issued to an institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.00 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). Issuance costs of $750,000 incurred in connection with these notes are being amortized over three years. Just prior to the Company's follow-on offering on February 16, 2000, a portion of the notes totaling $9,288,000 were converted into 1,548,000 common shares and included in the public offering. On May 17, 2000, an additional $3,998,400 of the notes were converted into 666,399 common shares and issued to the note holders. At December 31, 2001, the remaining notes have a carrying value of $1,713,600 and are convertible into 285,601 common shares.

     On July 6, 1999, the Company issued to an institutional investor convertible notes in the amount of $15,000,000. The notes have a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contain a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.33 per share. The Company can redeem the notes after three years at 103% of the principal amount (two years under certain conditions). There was no fee or discount associated with these notes. On July 6, 2000, $5,000,000 of the notes were converted to 789,474 common shares. At December 31, 2001, the remaining notes have a carrying value of $10,000,000 and are convertible into 1,578,948 common shares.

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

     At December 31, 2001 and 2000, the fair value of the Company's convertible notes exceeded their carrying value reflecting the increase to $31.92 and $32.50 per share, respectively in the market value of the Company's common stock. An increase in the market price of the Company's common stock over the conversion price has the effect of increasing the fair value of the convertible notes.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

(9) SECURED PROMISSORY NOTE

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

     SIGNAL CONVERTIBLE PREFERRED STOCK

     Immediately prior to the consummation of the merger, all Signal preferred shares were converted into Signal common shares on a one-for-one basis and exchanged into Celgene shares on a .1257-for-1 basis upon consummation of the merger.

     A summary of the Signal convertible preferred stock at December 31, 1999 is as follows:

                                SHARES ISSUED      PREFERENCE IN
                               AND OUTSTANDING      LIQUIDATION
                               ---------------     -------------
  Series A ................        2,626,892       $  2,626,892
  Series B ................        2,875,000          3,450,000
  Series C ................        8,791,432         12,308,005
  Series D ................          732,601          2,000,000
  Series E ................        6,455,493         12,329,929
  Series F ................        2,722,513          8,194,761
  Series F-1 ..............          288,708          1,000,000
                                   ---------       ------------
                                  24,492,639       $ 41,909,587
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

     COMMON STOCK

     On February 16, 2000, the Company completed an offering to sell 10,350,000 shares of its common stock at a price of $33.67 per share. Of the total shares offered, 8,802,000 shares were for the account of the Company and 1,548,000 shares were for the account of a selling shareholder pursuant to the conversion of $9,288,000 of the 9%, January 1999 convertible notes held by that shareholder. Proceeds to the Company, net of expenses, were approximately $278,000,000.

     On April 14, 2000, the Company effected a three-for-one stock split for stockholders of record as of April 11, 2000. On April 10, 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock from 30,000,000 to 120,000,000. All share and per share amounts in the consolidated statements of operations and share and per share amounts disclosed in the accompanying notes to the consolidated financial statements have been retroactively restated to reflect the three-for-one stock split. Share and per share amounts in the consolidated statements of stockholders'

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

equity (deficit) have not been retroactively restated to reflect the stock split. During the second quarter 2000, the Company recorded a reclassification of approximately $433,000 to decrease additional paid-in-capital and to increase common stock in order to reflect the three-for-one stock split.

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

(11) STOCK BASED COMPENSATION

     (A) STOCK OPTIONS AND RESTRICTED STOCK AWARDS

     The Company has two equity incentive plans ("Incentive Plans") that provide for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 4,200,000 shares of common stock under the 1992 plan and 8,500,000 shares of common stock under the 1998 plan, as amended, subject to adjustment under certain circumstances. As a result of the merger with Signal, the Company also assumed the former Signal stock option plans. The options issued pursuant to the former Signal plans converted into Celgene options upon consummation of the merger at a .1257-for-1 exchange ratio. No additional options will be granted from the former Signal plans. The Management Compensation and Development Committee of the Board of Directors (the "Committee") determines the type, amount and terms, including vesting, of any awards made under the Incentive Plans. The Plans terminate in 2002 and 2008, respectively.

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

     On and after September 19, 2000, stock options granted to executives at the vice-president level and above contain a reload feature which provides that if
(1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 1998 Long-Term Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or pays applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Long-Term Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee to exercise the stock option or to pay withholding taxes thereon. The reload stock option will be exercisable on the same terms and

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair market value (as defined in the 1998 Long-Term Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. An optionee may not reload the reload stock option unless otherwise permitted by the Company's Compensation Committee. As of December 31, 2001, the Company has issued 620,000 stock options to executives which contain the reload features noted above.

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

     The weighted-average fair value per share was $9.83, $16.44 and $3.06 for stock options granted in 2001, 2000 and 1999, respectively. The Company estimated the fair values using the Black-Scholes option pricing model and used the following assumptions:

                                                            2001         2000         1999
                                                            ----         ----         ----
       Risk-free interest rate .......................       3.52%        4.84%        6.37%
       Expected stock price volatility ...............         57%          57%          46%
       Expected term until exercise (years) ..........       2.81         2.81         4.94
       Expected dividend yield .......................          0%           0%           0%

     The following table summarizes results as if compensation expense was recorded for the annual option grants under the fair value method:

                                                       2001          2000           1999
                                                       ----          ----           ----
                                                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
     Net loss applicable to common stockholders:
       As reported ..............................   $  (1,912)    $  (16,284)    $  (30,455)
       Pro forma ................................     (24,902)       (38,011)       (34,248)
     Net loss per common share basic and diluted:
       As reported ..............................   $   (0.03)    $    (0.24)    $    (0.59)
       Pro forma ................................     (  0.33)          0.57)       (  0.67)

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

     The pro forma effects on net loss applicable to common stockholders and net loss per common share for 2001, 2000 and 1999 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

     The following table summarizes the stock option activity for the aforementioned Plans:

                                                         OPTIONS OUTSTANDING
                                                        ------------------------
                                                                       WEIGHTED
                                                                        AVERAGE
                                          SHARES                       EXERCISE
                                        AVAILABLE                      PRICE PER
                                        FOR GRANT         SHARES         SHARE
                                        ---------         ------       ---------
Balance January 1, 1999 ...........   $  5,150,269       7,694,579     $   3.18
 Authorized .......................        870,000              --           --
 Expired ..........................       (210,141)             --           --
 Granted ..........................     (2,715,591)      2,715,591         6.38
 Exercised ........................             --      (2,870,021)        2.81
 Cancelled ........................        184,618        (184,618)        3.38
 Repurchases ......................            219              --           --
                                      ------------      ----------     --------
Balance December 31, 1999 .........      3,279,374       7,355,531         4.50
 Authorized .......................      2,417,100              --           --
 Expired ..........................             --              --           --
 Granted ..........................     (3,266,281)      3,261,281        42.20
 Exercised ........................             --      (2,569,570)        3.66
 Cancelled ........................         99,555         (99,555)       19.62
 Repurchases ......................          2,197              --           --
                                      ------------      ----------     --------
Balance December 31, 2000 .........      2,531,945       7,947,687        20.05
 Authorized .......................      2,000,000              --           --
 Expired ..........................             --              --           --
 Granted ..........................     (1,111,450)      1,111,450        26.04
 Exercised ........................             --      (1,304,960)        4.74
 Cancelled ........................        457,249        (457,249)       34.49
 Repurchases ......................            190              --           --
                                      ------------      ----------     --------
Balance December 31, 2001 .........      3,877,934       7,296,928     $  22.80
                                      ============      ==========     ========

     The following table summarizes information concerning options outstanding under the Incentive Plans at December 31, 2001:

                                             WEIGHTED       WEIGHTED                       WEIGHTED
                                NUMBER        AVERAGE       AVERAGE          NUMBER        AVERAGE
                             OUTSTANDING     EXERCISE      REMAINING      EXERCISABLE      EXERCISE
 RANGE OF EXERCISE PRICE     AT 12/31/01       PRICE      TERM (YRS.)     AT 12/31/01       PRICE
 -----------------------     -----------     --------     -----------     -----------      --------
1.11 - 3.50 .............       740,946     $   2.74           5.4           625,272      $   2.71
3.51 - 6.00 .............     2,397,794         5.10           6.4         1,603,761          4.91
6.01 - 24.00 ............       489,080        14.70           8.1           305,704         13.39
24.01 - 30.00 ...........     2,095,450        25.55           8.5           604,386         25.70
30.01 - 50.00 ...........       365,108        37.20           8.5            84,069         40.41
50.01 - 70.00 ...........     1,208,550        64.36           8.6           509,011         63.79
                              ---------     --------           ---         ---------      --------
                              7,296,928     $  22.80           7.5         3,732,203      $  17.43
                              =========     ========           ===         =========      ========

     The Company recorded $6,706,274 and $1,024,244 of deferred compensation for options granted under the former Signal plans during 2000 and 1999, respectively, representing the difference between the option

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The Company is amortizing the deferred compensation over the vesting period of the options and recorded $2,465,406, $3,087,681 and $675,122 of compensation expense during the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, the Company reversed $832,731 of deferred compensation related to optionholders who are no longer providing services to the Company.

     During 2001, the Company issued to certain employees an aggregate of 52,500 restricted stock awards. Such restricted stock awards will vest on September 19, 2006 unless certain conditions are met prior to the vesting date. The restricted stock awards provide for accelerated vesting during specified intervals in 25% increments if certain milestones relating to research and development activities and the level of the Company's stock price are met over the next three years. The fair value of these restricted stock awards at the grant date amounted to $1,385,625 which is being recorded as compensation expense over the contractual vesting period. During 2001, the Company recorded $209,668 in compensation expense relating to these restricted stock awards, which is classified as selling, general and administrative expenses.

     Former non-employee directors of Signal, who entered into consulting agreements with Celgene effective August 31, 2000, held unvested stock options to purchase 36,457 shares of the Company's common stock. As a result, the Company is required to record compensation expense relative to the fair value of such options which is being recognized over the remaining vesting period for such options. During 2001, 2000 and 1999 the Company recorded $854,042, $970,309 and $20,646 in compensation expense relating to stock, stock options or warrants issued to consultants, advisors or financial institutions, respectively.

     (B) WARRANTS

     In connection with the retention of an placement agent to assist in the sale and issuance of the Series A Convertible Preferred Stock, the Company, in 1996 granted to such agent, warrants valued at $60,168 to purchase an aggregate of 200,559 shares of common stock at an exercise price of $6.84 per share. As of December 31, 2001 all warrants were exercised into 200,559 shares of common stock.

     In connection with the placement of the Series B Convertible Preferred Stock in June 1997, the Company issued warrants to purchase 1,557,690 shares of common stock at an exercise price of $2.50 per share with a term of four years from the issuance date which ends on June 1, 2002. As of December 31, 2001, 967,693 warrants were outstanding.

     In conjunction with the issuance of a secured promissory note in June 2000 which expired on December 21, 2000, the Company issued the creditor a warrant to purchase up to 225,000 shares of Signal C-2 Preferred Stock at a price of $4.00 per share, of which 150,000 shares were issuable under the warrant upon signing of a loan commitment letter in May 2000, and the remaining 75,000 shares would become issuable under the warrant upon any borrowing against the note greater than $2,500,000. The warrant was fair valued at $450,000 which was recorded as interest expense during 2000. As a result of the Company not borrowing against the note, the remaining 75,000 shares are no longer issuable under the warrant. None of these warrants were outstanding as of December 31, 2000.

     In conjunction with the issuance of a secured promissory note in November 1996, the Company issued the creditor a warrant to purchase 250,000 shares of Signal Series C-1 Preferred Stock at a price of $2.10 per share. The warrant was valued at $165,000, which was recorded as a discount on the related debt. The value of the warrant was amortized as interest expense over the term of the debt which ended during May 2000. None of these warrants were outstanding as of December 31, 2000.

(12) EMPLOYEE BENEFIT PLANS

     The Company has an investment savings plan and a deferred compensation plan for certain employees, of which the investment savings plan qualifies under
Section 401(k) of the Internal Revenue Code. The Company's contributions to the savings plan are discretionary and have historically been made

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

in the form of the Company's common stock. Such contributions are based on specified percentages of employee contributions and aggregated a total expense charged to operations of $1.4 million in 2001, $1.2 million in 2000 and $1 million in 1999.

     During 2000, the Company's Board of Directors approved a deferred compensation plan effective September 1, 2000. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to 25% of the participant's base salary, 100% of cash bonuses and restricted stock and stock options gains (both subject to a minimum deferral of 50% of each award of restricted stock or stock option gain approved by the Committee for deferral). Company contributions to the deferred compensation plan represent a 100% match of the participant's deferral up to a specified percentage (ranging from 10% to 25%, depending on the employee's position as specified in the plan) of the participant's base salary. The Company recorded $359,608 and $52,541 in expense associated with the matching of the deferral of compensation for 2001 and 2000, respectively. All amounts are 100% vested at all times, except with respect to restricted stock, which will not be vested until the date the applicable restrictions lapse. At December 31, 2001 and 2000, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheets of approximately $1.6 million and $122,000, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides participants eight investment options for amounts they elect to defer. Such options include a combination of funds that offer the investor the option to spread their risk across a diverse group of investments. These investment choices include an equity and equity index fund, a bond fund, a fund that is balanced between equities and bonds, a fund that invests worldwide, a growth fund and a fund that invests in mid to large cap companies and seeks capital appreciation.

(13) SPONSORED RESEARCH AND LICENSE AGREEMENT

     NOVARTIS PHARMA AG

     On April 19, 2000, the Company entered into an agreement with Novartis Pharma AG wherein the Company granted to Novartis an exclusive worldwide license for the development and marketing of d-methylphenidate ("d-MPH"), its chirally pure version of Ritalin(Reg. TM). The Company also granted rights to all its related intellectual property and patents, including new formulations of the currently marketed Ritalin(Reg. TM). Celgene received a $10,000,000, nonrefundable, upfront license fee payment in July 2000 and is entitled to receive substantial milestone payments in addition to royalties on the entire family of Ritalin(Reg. TM) drugs. The upfront license fee of $10,000,000 was recognized as revenue over a 17 month period commencing June 2000 which was management's estimate of the period of time required to fulfill its obligations related to obtaining FDA approval of the immediate release form of d-MPH. The Company received FDA approval to market the drug in November 2001. Accordingly, the Company recognized approximately $5,400,000 and $4,600,000 of research contract revenue in 2001 and 2000, respectively. The Company also received a milestone payment of $5,000,000 in December 2000 upon acceptance of the New Drug Application ("NDA") by the FDA for d-MPH. The milestone payment was recognized as research contract revenue in December 2000. The Company received an additional milestone payment of $12,500,000 in November 2001, upon FDA approval to market the drug which was recognized as research contract revenue. The Company incurred costs of approximately $2.8 million and $9.4 million in 2001 and 2000, respectively.

     In December 2000, the Company signed a collaborative research agreement with Novartis for joint research of selective estrogen receptor modulator compounds ("SERMs") for the treatment and prevention of osteoporosis. The Company received a nonrefundable, upfront payment of $10,000,000 and is entitled to receive milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties upon commercialization of products receiving FDA marketing approval. The upfront payment is being amortized over the estimated two year research period. During 2001, the Company incurred costs of approximately $2.0 million related to this agreement.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

     AXYS

     On October 15, 1999, the Company entered into a two-year collaborative research and license agreement with Axys to develop and commercialize certain compounds for use in the prevention and/or treatment of certain human diseases. The Company received an initial non-refundable license fee of $2,000,000, which was amortized over the term of the agreement, and the potential to receive additional payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. The Company also has the right to exercise a profit share option in the United States and possibly other territories at a predetermined point during development in lieu of royalties on product sales. In addition, Axys agreed to pay the Company certain amounts for the full time equivalent personnel working on the research. During 2001, 2000 and 1999, Axys paid $1,148,600, $1,500,000 and $375,000, respectively, to the Company, which represents the approximate cost of the full-time equivalent personnel working on the related research. This agreement expired in October 2001 and has not been renewed.

     NIPPON KAYAKU

     In February 1998, the Company entered into a two-year collaborative research and license agreement with Nippon Kayaku to develop and commercialize products based on or derived from a compound supplied by Nippon Kayaku for the treatment and prevention of diseases and disorders of the CNS and PNS. Nippon Kayaku agreed to pay the Company certain amounts for the full-time equivalent personnel working on the research. During 2001, 2000 and 1999, Nippon Kayaku paid $0, $470,517 and $2,297,695, respectively, to the Company, which represents the approximate cost of the full-time equivalent personnel working on the related research. Each party was obligated to pay the other royalties on future product sales arising from the collaboration.

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

     DUPONT

     In December 1997, the Company entered into a three-year collaborative research and license agreement with DuPont Pharmaceuticals ("DuPont") to develop and commercialize novel products for the treatment and prevention of human immunodeficiency virus and hepatitis C virus infection. The Company received an initial non-refundable license fee of $1,000,000, which was amortized over the term of the agreement, and the potential to receive additional payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. In addition, DuPont agreed to pay the Company certain amounts for the full time equivalent personnel working on the research. During 2001, 2000 and 1999, Dupont paid $0, $1,995,564 and $2,057,400, respectively, to the Company, which represents the approximate cost of the full-time equivalent personnel working on the related research. Due to the Company's achievement of a certain milestone in 1999, DuPont purchased 288,708 shares of Signal Series F-1 Preferred Stock for total cash proceeds of $1,000,000. In accordance with EITF 98-5 the Company recognized an imputed dividend of $818,487 to reflect a beneficial conversion feature on these preferred shares. This agreement expired in December 2000 and has not been renewed.

     SERONO

     In November 1997, the Company entered into a three-year collaborative research, development and license agreement with Serono to perform research within the field of the modulation of NF-kB. The Company will receive payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. In addition, Serono made quarterly payments

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

to the Company to fund research efforts. During 2001, 2000 and 1999, Serono paid $2,793,330, $3,000,000 and $3,000,000, respectively, to the Company, which represents the approximate cost of the full-time equivalent personnel working on the related research. Serono purchased shares of Signal's Series F Preferred Stock in conjunction with the license agreement. The original agreement was extended for one year and expired in November 2001. The agreement has not been renewed and the selected compounds have been transferred to Serono for further development, for which the Company will receive royalties upon commercial sales of such products, if any, as described above.

(14) INCOME TAXES

     At December 31, 2001 and 2000, the tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                           2001               2000
                                                                           ----               ----
Deferred assets:
 Federal and state net operating loss carryforwards ..............   $ 131,547,226      $ 125,087,000
 Capitalized research expenses ...................................      7,008,725          6,788,000
 Research and experimentation tax credit carryforwards ...........      7,366,596          6,111,000
 Plant and equipment, principally due to differences in
   depreciation ..................................................      1,841,857          2,168,000
 Patents, principally due to differences in amortization .........        113,569            111,000
 Accrued and other expenses ......................................      6,261,988          4,470,000
                                                                     -------------      -------------
 Total deferred tax assets .......................................    154,139,961        144,735,000
Valuation allowance ..............................................   (154,139,961)      (144,735,000)
                                                                     -------------      -------------
 Net deferred tax assets .........................................   $         --       $         --
                                                                     =============      =============

     During 2001, 2000 and 1999, the Company recognized a tax benefit of $1,231,964, $1,809,677 and $3,017,910, respectively, from the sale of certain State net operating loss carryforwards.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2001, the Company had Federal net operating loss carryforwards of approximately $329,482,000 and combined State net operating loss carryforwards of approximately $221,588,000 that will expire in the years 2002 through 2021. State net operating loss carryforwards differ from Federal net operating loss carryforwards primarily due to the fact that the Company sold approximately $75,816,000 of its State net operating loss carryforwards during 2001, 2000 and 1999, and approximately $32,078,000 has expired. The Company also has research and experimentation credit carryforwards of approximately $7,367,000 that expire in the years 2002 through 2021. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs. Signal experienced an ownership change, as that term is defined in section 382 of the Internal Revenue Code, when it was merged with Celgene. As such, there is an annual limitation on the use of this Net Operating Loss in the amount of approximately $11,580,000. Of the deferred tax asset related to the Federal and State net operating loss carryforwards, approximately $65,909,000 relates to a tax deduction for non qualified stock options. The Company will increase paid in capital when these benefits are realized for tax purposes.

(15) DISCONTINUED OPERATION

     On January 9, 1998, the Company concluded an agreement with Cambrex Corporation ("Cambrex") for Cambrex to acquire Celgene's chiral intermediate business for approximately $15,000,000. The Company received $7,500,000 upon the closing of the transaction, and will receive future royalties with

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

a present value not exceeding $7,500,000, with certain minimum royalty payments in the third through sixth year following the closing of the transaction. Included in the transaction are the rights to Celgene's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the current pipeline of third party products and the equipment and personnel associated with the business. Pursuant to the minimum royalty provision of the agreement, the Company received $991,973 and $719,103 during the fourth quarter 2001 and 2000, respectively.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED )

(16) COMMITMENTS AND CONTINGENCIES

     (A) LEASES

     The Company leases its offices and research facilities under several operating lease agreements. The minimum annual rents may be subject to specified annual rental increases. The non-cancelable lease terms for the operating leases expire at various dates between 2002 and 2012 and each agreement includes renewal options ranging from one or two additional three or five-year terms. Under the terms of one of these lease arrangements, the Company has an outstanding letter of credit for $150,000 in favor of the lessor, which is fully collateralized by cash. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. The Company's newest lease arrangement was entered into in December 2001 to consolidate the Company's California research division into one building. Currently, the division has three lease arrangements under which the Company intends to sublease upon relocating to the new facility during the fourth quarter 2002.

     In July 1997, the Company entered into an equipment leasing agreement; under the agreement, the Company could lease up to $1,000,000 of equipment for a three year term after which the Company could purchase the equipment for a nominal value. The Company leased $675,000 of laboratory equipment under this agreement in two separate take-downs, the second three year term expired in June of 2001. Accordingly, the Company has purchased all the equipment for a nominal value. In addition, the Company leases certain laboratory equipment and machinery and office furniture under other capital lease arrangements with three year terms and options to extend the lease term to five years. Assets held under capital leases are included in plant and equipment and the amortization of these assets is included with depreciation expense.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2001 are:

                                                                                OPERATING        CAPITAL
YEAR ENDING DECEMBER 31                                                          LEASES          LEASES
-----------------------                                                         ---------        -------
       2002 ..............................................................    $  2,830,655     $ 601,530
       2003 ..............................................................       3,938,072        46,800
       2004 ..............................................................       2,975,601            --
       2005 ..............................................................       3,039,543            --
       2006 ..............................................................       3,101,866            --
       Thereafter ........................................................      17,518,412            --
                                                                              ------------     ---------
        Total minimum lease payments .....................................    $ 33,404,149       648,330
                                                                              ============
       Less amount representing interest .................................                        15,384
                                                                                               ---------
        Present value of net minimum capital lease payments ..............                       632,946
       Less current installments of obligations under capital leases .....                       586,731
                                                                                               ---------
        Obligations under capital leases, excluding current
          installments ...................................................                     $  46,215
                                                                                               =========

     Total facilities rental expense under operating leases amounted to $2,342,058, $2,142,937 and $1,815,792 in 2001, 2000 and 1999, respectively.

     (B) EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain officers and employees. The related outstanding commitment for 2002 is approximately $2.2 million (excluding any change in control provisions). Employment contracts provide for an increase in compensation reflecting annual reviews and related salary adjustments.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

     (C) CONTRACTS

     Pursuant to the terms of a research and development agreement with The Rockefeller University ("Rockefeller"), the Company has purchased for cash and stock options the world-wide exclusive license to manufacture and market any drugs, including THALOMID(Reg. TM), which may result from the research performed at Rockefeller and funded by the Company. The portion of the agreement that provides for research services to be performed by Rockefeller is renewable for one year terms upon agreement of both parties. Under terms of the current research agreement extension, the Company is committed to pay Rockefeller $504,000 annually for research. The Company has an agreement with Penn Pharmaceutical, Ltd. of Great Britain ("Penn") for the production of THALOMID(Reg. TM). Penn manufactures THALOMID(Reg. TM) and sells it exclusively to the Company. The agreement has been extended through 2002 for facility payments totaling approximately $540,000.

     In October 1997, the Company entered into a contract with Boston University to manage the surveillance registry which is intended to monitor compliance to the requirements of the Company's S.T.E.P.S.(Reg. TM) (System for THALOMID(Reg.
TM) Education and Prescribing Safety) program for all THALOMID(Reg. TM) patients. The contract is renewable for one year terms upon agreement of both parties and is being renegotiated for 2002.

     In December 1998, the Company entered into an exclusive sublicense agreement with EntreMed, Inc. ("EntreMed") whereby EntreMed granted to the Company an exclusive sublicense to its patent and technology rights for thalidomide. In return, EntreMed received royalties on all sales of THALOMID(Reg. TM). In August 2001, the agreement was terminated and Celgene was directly granted an exclusive license by Children's Medical Center Corporation for its patent rights related to thalidomide in exchange for royalties on THALOMID(Reg. TM) sales.

     In December 1997, the Company entered into a research agreement with the University of Glasgow for clinical testing and evaluation of certain of Celgene's patented compounds. Under terms of the agreement, the Company agreed to pay the University approximately $200,000 in two annual installments. The term of the original agreement was for two years and is renewable for one year terms. The agreement has been renewed for 2002.

     In 1998, the Company paid $280,000 in cash and issued shares of common stock related to a license agreement with the University of Massachusetts and capitalized the value as purchased technology. The Company has future commitments to make additional payments based on the achievement of certain milestones, as well as royalties upon commercial sales, if any, of certain products. Such fees or milestone payments may also involve the issuance of shares of common stock, which would be recorded at fair value at the date of issuance.

     In March 2001, the Company entered into a Master Services Agreement with PPD Development, LLC, ("PPD"), a contract research organization, under which project addenda may be executed from time to time for PPD to provide services in support of clinical development projects. In 2001, the Company executed such project agreements and it is anticipated the Company will spend approximately $2.2 million in 2002.

     In May 2001, the Company entered into an agreement with Pharmacia to conduct a collaborative study of THALOMID(Reg. TM) in combination with CAMPTOSAR(Reg. TM) (irinotecan) and 5-fluorouracil and leucovorin for the treatment of metastatic colorectal cancer. The Company expects to spend approximately $1.0 million in 2002.

     In April 2001, the Company entered into a license and development agreement with Anthrogenesis Corporation ("Anthrogenesis") for the development of a human angiogenesis assay system for screening the effect of certain molecules on the process of neovascularization. The Company paid $250,000 for a one year exclusive, royalty-free license to all assay system technology. This payment was expensed upon the signing of the agreement.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 - (CONTINUED)

     In December 2001, the Company entered into a second development agreement with Anthrogenesis for a period of one year. Anthrogenesis will perform certain development work on several of the Company's compounds. The Company recorded a development fee of $250,000 which is being amortized over the term of the agreement. Anthrogenesis is considered a related party as two senior executives of the Company serve on the Board of Directors of Anthrogenesis.

     In November, 2001, the Company entered into a license agreement with Pharmion Corporation and Pharmion GmbH ("Pharmion") in which the Company granted an exclusive royalty-bearing license for its intellectual property covering thalidomide and S.T.E.P.S.(Reg. TM) in Europe and selected other countries outside North America in exchange for licensing payments and royalties. The agreement will terminate upon the tenth anniversary of the initial European regulatory approval of thalidomide, and pursuant to the agreement, the Company will receive $300,000 on a quarterly basis beginning in December 2001.

     In November, 2001, concurrent with the Pharmion License agreement, the Company entered into an agreement with Penn Pharmaceuticals, Ltd ("Penn") and its shareholders in which Penn granted an option to purchase their thalidomide Dedicated Containment Facilities ("DCF") and related thalidomide assets. The Company has three years in which to exercise the option. The purchase price will be determined in the future based on a formula defined in the agreement.

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


(17) SEGMENTS

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the use of the management approach in identifying and disclosing financial information about segments of an enterprise. The Company is engaged in the discovery, development and commercialization of orally administered, small molecule drugs for the treatment of cancer and immunological diseases. Additionally, the Company's chiral chemistry program develops chirally pure versions of existing compounds for both pharmaceutical and agrochemical markets. The Company markets and sells its products in the United States and management has determined that the Company operates in one business segment.

     All of the Company's customers are located in North America. In 2001 and 2000, six customers accounted for 87% and 85% of total product sales revenue, respectively. At December 31, 2001 and 2000, these same customers had outstanding accounts receivable balances that represented 88% and 80% of the total accounts receivable balance, respectively. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001, 2000 AND 1999 -- (CONTINUED)

(18) QUARTERLY RESULTS OF OPERATIONS
     (UNAUDITED)

                                                         THREE MONTHS ENDED,
                                             -------------------------------------------
                                             DECEMBER 31,   SEPTEMBER 30,     JUNE 30,
                                                 2001            2001           2001
                                                 ----            ----           ----
                                       (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Total revenue .............................  $     41,735   $     26,178    $     23,931
Gross profit(1) ...........................        22,006         18,463          15,841
Merger-related costs ......................            --             --              --
Tax benefit ...............................         1,232             --              --
Net income(loss) ..........................  $      6,736   $     (6,342)   $     (2,419)
                                             ============   ============    ============
Per share of common stock basic and
 diluted:(2)
Net income (loss)--basic ..................  $       0.09   $      (0.08)   $      (0.03)
Net income (loss)--diluted ................  $       0.08   $      (0.08)   $      (0.03)
Weighted average number of shares of
 common stock outstanding--basic(2) .......    75,511,000     75,356,000      75,113,000
Weighted average number of shares of
 common stock outstanding--diluted(2) .....    81,674,000     75,356,000      75,113,000

                                                                        THREE MONTHS ENDED,
                                             -------------------------------------------------------------------------
                                               MARCH 31,    DECEMBER 31,   SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                                 2001           2000            2000           2000           2000
                                                 ----           ----            ----           ----           ----
                                                      (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Total revenue .............................  $     22,399   $     27,583   $     22,832    $     19,846   $     14,647
Gross profit(1) ...........................        14,313         13,892         15,144          13,652         10,002
Merger-related costs ......................            --           (500)         7,168              --             --
Tax benefit ...............................            --          1,810             --              --             --
Net income(loss) ..........................  $        113   $      3,693   $     (7,471)   $     (5,882)  $     (6,625)
                                             ============   ============   ============    ============   ============
Per share of common stock basic and
 diluted:(2)
Net income (loss)--basic ..................  $       0.00   $       0.05   $      (0.11)   $      (0.09)  $      (0.11)
Net income (loss)--diluted ................  $       0.00   $       0.05   $      (0.11)   $      (0.09)  $      (0.11)
Weighted average number of shares of
 common stock outstanding--basic(2) .......    74,439,000     73,314,000     68,301,000      65,544,000     59,151,000
Weighted average number of shares of
 common stock outstanding--diluted(2) .....    80,608,000     81,662,000     68,301,000      65,544,000     59,151,000

(1)  Gross profit is calculated as Product sales less Cost of goods sold

(2) These amounts are adjusted for the three-for-one stock split effected April 2000.

                               CELGENE CORPORATION
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT          ADDITIONS                       BALANCE AT
                                       BEGINNING OF        CHARGED TO                         END OF
                                           YEAR         EXPENSE OR SALES     DEDUCTIONS        YEAR
                                       ------------     ----------------     ----------     ----------
Year ended December 31, 2001
 Allowance for doubtful accounts ...     $231,437        $     553,168       $   76,915    $  707,690
 Allowance for sales returns .......      381,088            2,440,460 (1)    1,964,054       857,494
 Allowance for customer discounts ..      151,140            1,785,306 (1)    1,645,741       290,705
                                         --------        -------------       ----------    ----------
                                         $763,665        $   4,778,934       $3,686,710    $1,855,889
                                         ========        =============       ==========    ==========
Year ended December 31, 2000
 Allowance for doubtful accounts ...     $101,437        $     130,000       $       --    $  231,437
 Allowance for sales returns .......       75,327      2,522,000  (1)         2,216,239       381,088
 Allowance for customer discounts ..       20,000       1,304,000 (1)         1,172,860       151,140
                                         --------      ---------------       ----------    ----------
                                         $196,764        $   3,956,000       $3,389,099    $  763,665
                                         ========      ===============       ==========    ==========
Year ended December 31, 1999
 Allowance for doubtful accounts ...     $ 43,386        $      58,051       $       --    $  101,437
 Allowance for sales returns .......           --       1,131,572 (1)         1,056,245        75,327
 Allowance for customer discounts ..           --        453,208 (1)            433,208        20,000
                                         --------      ---------------       ----------    ----------
                                         $ 43,386        $   1,642,831       $1,489,453    $  196,764
                                         ========      ===============       ==========    ==========

(1)  Amounts are a reduction from gross sales