Form 10-Q
period 2002-03-31
CELGENE CORP /DE/
filed 2002-05-15
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number 0-16132


                      CELGENE CORPORATION
     ---------------------------------------------------------
     (Exact name of registrant as specified in its charter)


                   Delaware                               22-2711928
     --------------------------------------      ----------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification
                                                             Number)

       7 Powder Horn Drive, Warren, NJ                       07059
     --------------------------------------                  -----
     (Address of principal executive                       (Zip Code)
     offices)


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

                                 Yes _x__ No ___

At April 30, 2002, 75,691,698 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q




                                                                        Page No.
PART I           FINANCIAL INFORMATION


Item I           Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of March 31, 2002 (unaudited)
                 and December 31, 2001                                       3

                 Consolidated Statements of Operations
                 - Three-Month Period Ended
                 March 31, 2002 and 2001 (unaudited)                         4

                 Consolidated Statements of Cash Flows
                 - Three-Month Period Ended
                 March 31, 2002 and 2001 (unaudited)                         5

                 Notes to Unaudited Consolidated
                 Financial Statements                                        7

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              10

Item 3           Quantitative and Qualitative Disclosures
                 About Market Risk                                          16

PART II          OTHER INFORMATION                                          18

                 Signatures                                                 19

                               Celgene Corporation
                           Consolidated Balance Sheets


                                                                         March 31,2002     December 31, 2001
                                                                         ---------------   -----------------
                                                                         (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                 $  7,525,202      $ 47,141,291
   Marketable securities available for sale                                   294,300,173       262,900,049
   Accounts receivable, net of allowance of $1,138,391 and $998,395
     at March 31, 2002 and December 31, 2001, respectively                     13,775,421        13,415,101
   Inventory                                                                    6,897,005         3,603,462
   Other current assets                                                         9,206,573         9,362,423
                                                                         -----------------    --------------
      Total current assets                                                    331,704,374       336,422,326

   Plant and equipment, net                                                    11,348,311        10,645,647
   Other assets                                                                 6,525,006         6,914,445
                                                                         -----------------    --------------
      Total assets                                                           $349,577,691      $353,982,418
                                                                         =================    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $ 14,640,137      $ 10,831,464
   Accrued expenses                                                            11,055,341        13,667,022
   Current portion of capital leases and note obligation                          388,383           586,731
   Current portion of deferred revenue                                          3,626,418         4,882,668
                                                                         -----------------    --------------
      Total current liabilities                                                29,710,279        29,967,885

   Long term convertible notes                                                 11,713,600        11,713,600
   Capitalized leases and note obligation, net of current portion                  17,103            46,215
   Other non-current liabilities                                                2,488,254         1,829,251
                                                                         -----------------    --------------
      Total liabilities                                                        43,929,236        43,556,951
                                                                         -----------------    --------------

Stockholders' equity:

   Preferred stock, $.01 par value per share,
      5,000,000 authorized; none outstanding at
      March 31,2002 and December 31, 2001, respectively                                 -                 -
   Common stock, $.01 par value per share
      120,000,000 shares authorized;
      issued and outstanding 75,677,461 and 75,574,785 shares
      at March 31, 2002 and December 31, 2001, respectively.                      756,775           755,748
   Common stock in treasury, at cost; none at March 31, 2002,
      and 282 shares at December 31, 2001.                                              -            (2,804)
   Additional paid-in capital                                                 528,243,475       527,023,001
   Accumulated deficit                                                       (223,190,328)     (222,367,088)
   Deferred compensation                                                       (1,108,383)       (1,592,490)
   Notes receivable from stockholders                                             (42,000)          (42,000)
   Accumulated other comprehensive income                                         988,916         6,651,100
                                                                         -----------------    --------------
      Total stockholders' equity                                              305,648,455       310,425,467
                                                                         -----------------    --------------
      Total liabilities and stockholders' equity                             $349,577,691      $353,982,418
                                                                         =================    ==============

See accompanying notes to unaudited consolidated financial statements.

                                       3

                             CELGENE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                             Three Month Period Ended March 31
                                                                         -------------------------------------,
                                                                           2002                       2001
                                                                           ----                       ----
Revenue:

  Product sales                                                              $ 27,638,509      $ 17,008,407
  Collaborative agreements                                                      3,055,637         4,742,293
  Related-party collaborative agreement                                               -             648,600
                                                                         -----------------    --------------
    Total revenue                                                              30,694,146        22,399,300
                                                                         -----------------    --------------

Expenses:

  Cost of goods sold                                                            3,664,142         2,694,967
  Research and development                                                     17,524,109        13,204,450
  Selling, general and administrative                                          16,297,854        11,282,914
                                                                         -----------------    --------------
    Total expenses                                                             37,486,105        27,182,331
                                                                         -----------------    -------------
Operating loss                                                                 (6,791,959)       (4,783,031)

Other income and expense:
  Interest and other income                                                     5,978,595         4,927,943
  Interest expense                                                                  9,876            32,405
                                                                         -----------------    --------------
Net income (loss)                                                            $   (823,240)     $    112,507
                                                                         ==================   ==============


Net income (loss) per common share:
  Basic                                                                      $      (0.01)     $       0.00
                                                                         ==================   ==============
  Diluted                                                                    $      (0.01)     $       0.00
                                                                         ==================   ==============

Weighted average number of shares of
   common stock outstanding:
   Basic                                                                        75,625,000       74,439,000
                                                                         ==================   ==============
   Diluted                                                                      75,625,000       80,608,000
                                                                         ==================   ==============

       See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         Three Month Period Ended March 31,
                                                                                         2002                         2001
                                                                                -----------------------     -----------------------

Cash flows from operating activities:

Net income (loss)                                                               $     (823,240)             $      112,507
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization of long-term assets                                1,580,216                   1,104,906
    Provision (recovery) for accounts receivable allowances                             89,665                      (1,104)
    Realized gain on marketable securities available
       for sale                                                                     (1,154,676)                        -
    Non-cash stock-based compensation                                                  637,261                     851,284
    Amortization of premium on marketable securities
       available for sale                                                               37,218                         -
    Shares issued for employee benefit plans                                           614,037                     695,966

Change in current assets & liabilities:

   Increase in accounts receivable                                                    (449,985)                   (139,281)
   Increase in inventory                                                            (3,293,543)                 (1,033,308)
   Decrease in other operating assets                                                  164,705                   5,892,083
   Increase(decrease) in accounts payable and
      accrued expenses                                                               1,855,994                  (6,204,191)
   Decrease in deferred revenue                                                     (1,256,250)                 (4,216,295)
                                                                                -----------------------     ------------------------
Net cash used in operating activities                                               (1,998,598)                 (2,937,433)
                                                                                -----------------------     ------------------------

Cash flows from investing activities:

Capital expenditures                                                                (1,902,294)                 (1,905,500)
Proceeds from sales and maturities of marketable
   securities available for sale                                                     4,020,874                  53,815,293
Purchases of marketable securities
   available for sale                                                              (39,965,724)               (107,347,832)
                                                                                -----------------------     -----------------------
Net cash used in investing activities                                              (37,847,144)                (55,438,039)
                                                                                -----------------------     -----------------------

Cash flows from financing activities:

Proceeds from exercise of common stock
   options and warrants                                                                458,660                   3,027,801
Repurchase of employee stock options                                                    (1,547)                        -
Repayment of capital lease and note obligation                                        (227,460)                   (249,220)
                                                                                -----------------------     ------------------------
Net cash provided by financing activities                                              229,653                   2,778,581
                                                                                -----------------------     ------------------------

Net decrease in cash and cash equivalents                                          (39,616,089)                (55,596,891)
Cash and cash equivalents at beginning of period                                    47,141,291                 161,393,835
                                                                                -----------------------     ------------------------
Cash and cash equivalents at end of period                                      $    7,525,202              $  105,796,944
                                                                                =======================     ========================

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                                       Three Month Period Ended March 31,
                                                                                       2002                         2001
                                                                              ------------------------    ------------------------


Supplemental schedule of non-cash investing and
   financing activity:
Change in net unrealized gain(loss) on
   marketable securities available for sale                                   $             (5,662,184)   $              1,820,484
                                                                              =========================   ========================

Deferred compensation relating to stock options                               $                 42,269    $                      -
                                                                              =========================   ========================

Supplemental disclosure of cash flow information:
Interest paid                                                                 $                  9,876    $                 32,405
                                                                              =========================   ========================


See accompanying notes to unaudited consolidated financial statements.

                              CELGENE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1. Basis of Presentation
   ---------------------

          The unaudited consolidated financial statements have been prepared from the books and records of Celgene Corporation and subsidiaries ("Celgene" or the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete annual financial statements.

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


2. Earnings per Share
   ------------------

          "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share for the three month period ended March 31, 2001 equals net income divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts for the three month period ended March 31, 2002 are the same since the assumed exercise of stock options and warrants, and the conversion of convertible notes are all anti-dilutive because of the loss incurred by the Company during this period. The amount of common stock equivalents excluded from the calculation were 10,993,779 at March 31, 2002 and 4,695,804 at March 31, 2001.

3. Marketable Securities Available for Sale
   ----------------------------------------

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at March 31, 2002 and December 31, 2001 were as follows:


                                                               Gross                  Gross                Estimated
  March 31, 2002                       Amortized             Unrealized            Unrealized                 Fair
                                         Cost                   Gain                  Loss                   Value
                                  --------------------    -----------------    --------------------    -------------------
  Government agencies                    $ 57,927,844           $     -               $  (475,904)           $ 57,451,940
  Government bonds & notes                    553,594                9,295                   -                    562,889
  Corporate debt securities               234,829,819            4,135,579             (2,680,054)            236,285,344
                                  --------------------    -----------------    --------------------    -------------------
  Total                                  $293,311,257           $4,144,874            $(3,155,958)           $294,300,173
                                  ====================    =================    ====================    ===================


                                                               Gross                  Gross                Estimated
                                       Amortized             Unrealized            Unrealized                 Fair
  December 31, 2001                      Cost                   Gain                  Loss                   Value
                                  --------------------    -----------------    --------------------    -------------------
  Government agencies                    $ 24,668,882           $  318,218            $      -               $ 24,987,100
  Government bonds & notes                    553,594               15,076                   -                    568,670
  Corporate debt
  securities                              231,026,473            7,603,951             (1,286,145)            237,344,279
                                  --------------------    -----------------    --------------------    -------------------
  Total                                  $256,248,949           $7,937,245            $(1,286,145)           $262,900,049
                                  ====================    =================    ====================    ===================


4. Inventory
   ---------

                                                            March 31,                 December 31,
                                                               2002                       2001
                                                      -----------------------     ----------------------

          Raw materials                                         $3,354,816                  $  763,662
          Work in process                                        1,351,257                   1,710,305
          Finished goods                                         2,190,932                   1,129,495
                                                      -----------------------     ----------------------
               Total                                            $6,897,005                  $3,603,462
                                                      =======================     ======================

5. Comprehensive Income(Loss)
   --------------------------

          Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income (loss). Other comprehensive income
(loss) includes net unrealized gains and losses on marketable securities classified as available-for-sale.


                                                                              Three Month Period Ended
                                                              ---------------------------------------------------------
                                                                  March 31, 2002                 March 31, 2001
                                                              ------------------------     ----------------------------
Net income (loss)                                                   $  (823,240)                   $  112,507
Other comprehensive income (loss):
Unrealized holding gains (loss)
   arising during period                                             (4,507,508)                    1,820,484
Less: reclassification adjustment
   for gains included in net
   income                                                            (1,154,676)                            -
                                                                     -----------                    ----------
Net unrealized gain (loss) on
   securities                                                        (5,662,184)                     1,820,484
                                                                    ------------                    ---------

Total comprehensive income (loss)                                   $(6,485,424)                    $1,932,991
                                                                    ============                    ==========

6. Stockholders' Equity
   --------------------

Warrants to Acquire Common Stock

          Under the terms of a private placement of Series B Preferred Stock entered into on June 9, 1997, the Company was obligated to issue warrants to acquire a number of shares of common stock. As of March 31, 2002, there were a total of 967,693 warrants outstanding. All such warrants have an exercise price of $2.50 per share and expire on June 1, 2002.

Deferred Compensation Expense

          Prior to the Company's merger with Signal, Signal recorded an aggregate of approximately $9.4 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation is being amortized over the vesting period of the options. Through March 31, 2002, the Company has recorded approximately $7.4 million of compensation expense of which approximately $442,000 and $705,000 was recorded during the three month periods ended March 31, 2002 and 2001, respectively. Upon the termination of certain employees and consultants, the Company reversed approximately $875,000 of unamortized deferred compensation relating to their unvested options through March 31, 2002.

          The Company recorded compensation expense relating to stock options and warrants issued to consultants, advisors or financial institutions and other stock-based compensation of approximately $195,000 and $146,000 for the three month periods ended March 31, 2002 and 2001, respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------
Three month period ended March 31, 2002 vs.
Three month period ended March 31, 2001
---------------------------------------

         Total revenue. Our total revenue for the three months ended March 31, 2002 increased 37% to $30.7 million compared to $22.4 million in the same period of 2001. Revenue in 2002 consisted of THALOMID(R) sales of $26.2 million, Focalin(TM) sales of $1.4 million, collaborative agreement revenue of $2.4 million and royalty revenue of $0.7 million on Ritalin(R) sales compared to THALOMID(R) sales of $17.0 million, collaborative agreement revenue of $4.7 million and related-party collaborative agreement revenue of $0.6 million in the same period of 2001. Increasing use of THALOMID(R) by oncologists in the treatment of various types of cancer contributed to the 54% growth in product sales. The decrease in collaborative agreement revenue is primarily attributable to the completion of the amortization of the up-front payment from Novartis Pharma AG related to the license agreement on Focalin(TM). Related-party collaborative agreement revenue declined in 2002 as a result of the initial term of our agreement with Axys Inc. ending in October 2001. The agreement has not been extended. The first quarter 2002 marked the first reporting period for royalty revenue related to sales of Ritalin(R) by Novartis Pharma AG. This revenue stream was initiated by the successful launch of Focalin(TM) in January 2002.

         Cost of goods sold. Cost of goods sold during the first three months of 2002 was $3.7 million compared with approximately $2.7 million in the comparable period in 2001. The cost of goods sold relates to both sales of THALOMID(R) and Focalin(TM) and accordingly, the increase in cost of goods sold is related primarily to the increased volume of THALOMID(R) sales and our first quarter sales of Focalin(TM) to Novartis. Cost of goods sold for the first quarter of 2002 relating to Focalin(TM) sales was lower than the normal cost at standard as some manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorability will continue until the quantity previously expensed is completely sold.

         Research and development expenses. Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, and allocated facilities charges such as building rent and utilities. Research and development expenses for the first quarter of 2002 increased 33% to $17.5 million from $13.2 million in 2001. During the first quarter of 2002, approximately $9.8 million was spent on THALOMID(R) and its follow on compounds, the IMiDs(R) and SeLCIDs(TM), primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses. We spent approximately $7.2 million in our gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs.

         As a percent of total revenue, research and development expenses were approximately 57% and 59% for the quarters ended March 31, 2002 and 2001, respectively. As a result of increasing revenue, research and development expense will continue to decrease as a percent of total revenue although the actual dollar amount will continue to increase as we move our earlier stage compounds through preclinical and clinical programs. In general, time to completion would be as follows:

                  Phase I -----  1-2 years
                  Phase II ----  2-3 years
                  Phase III ---  2-3 years

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

         Selling, general and administrative expenses. Selling expenses consist of salaries and benefits for sales and marketing and customer service personnel, warehousing and distribution costs, and other commercial expenses to support the sales force and the education and registration efforts underlying the S.T.E.P.S.(R) program. General and administrative expenses consist primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes. Selling, general and administrative expenses increased by approximately 44% for the three months ended March 31, 2002 to $16.3 million from $11.3 million in the same period in 2001. The increase was due primarily to the expansion of the sales and marketing organization and related expenses, an increase in customer service staff as well as expenses related to a new customer service and enhanced S.T.E.P.S.(R) system (System for Thalidomide Education and Prescribing Safety). As a percent of total revenue, selling, general and administrative expenses were approximately 53% and 50% for the three month periods ended March 31, 2002 and 2001, respectively.

         Interest and other income and expense. Interest and other income for the first three months of 2002 increased approximately 21% to approximately $6.0 million from $4.9 million in the same period in 2001. The increase was primarily due to a realized gain of $1.2 million on the sale of a security in January, 2002.
         Interest expense for the first three months of 2002 decreased to approximately $10,000 from approximately $32,000 in the same period in 2001. The decrease was due primarily to the expiration of a three year capital equipment lease in July, 2001.

         Net income (loss). We recorded a net loss of $823,000 in the three month period ended March 31, 2002 compared to a gain of $113,000 in the same period in 2001. The loss was due to the increase in costs and expenses of $10.3 million partially offset by increased revenue of $8.3 million and higher interest and other income of $1.1 million.

         Liquidity and Capital Resources. Since inception, we have financed our working capital requirements primarily through product sales, private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net product sales totaling approximately $202.0 million through March 31, 2002. We also received $37.5 million from two separate research and license agreements during 2000 and 2001.

         Our net working capital at March 31, 2002 decreased approximately 1.5% to $302.0 million from $306.5 million at December 31, 2001. The decrease in working capital was primarily due to lower total cash, cash equivalents and marketable securities offset by higher inventories.

         Cash and cash equivalents decreased to $7.5 million in the first quarter of 2002 from $47.1 million at December 31, 2001 while investments in marketable debt securities increased to $294.3 million from $262.9 million in the same period. Total cash, cash equivalents and marketable securities decreased by approximately $8.2 million reflecting the increase in research and development and selling, general and administrative spending during the first quarter of 2002.

         We expect that our rate of spending will increase as the result of research and product development spending, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID(R) and increased capital investments. On February 16, 2000, we completed a public offering of 10,350,000 shares of our common stock. Proceeds from the transaction net of expenses, were approximately $278.0 million. These funds, combined with the increasing revenue from sales of Thalomid(R) and various research agreements and collaborations are expected to provide sufficient capital for our operations for the foreseeable future.

Contractual Obligations

         Our major outstanding contractual obligations relate to our operating (facilities) leases. Our facilities lease expense in future years will increase over previous years as a result of a new lease arrangement entered into in 2001.

         We lease a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2002 with three five-year renewal options, and an adjoining 29,000-square foot area which has a lease term ending in July 2010 with two five-year renewal options. Monthly rental expenses for this facility are approximately $64,000. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party which has a term ending in December 2009 with two five-year renewal options. Monthly rental expenses for this facility are approximately $46,000. We believe that our laboratory facilities are adequate for our research and development activities for at least the next 12 months.

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

We have entered into agreements with various contractors to improve the new facility we are leasing in San Diego, California. Under such agreements, we have contracted to spend approximately $6.7 million for tenant improvements in the new research facility and expend to expend funds on this project over the next seven months. This project will be funded through our current capital resources.

Critical Accounting Policies

         In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included in our annual report on Form 10K, we believe the following accounting policy to be critical:

         Revenue Recognition. We have formed collaborative research and development agreements and alliances with several pharmaceutical companies. These agreements are in the form of research and development and license agreements. The agreements are for both early and late stage compounds and are focused on specific disease areas. For the early stage compounds, the agreements are relatively short term agreements that are renewable depending on the success of the compounds as they move through preclinical development. The agreements call for nonrefundable upfront payments, milestone payments on achieving significant milestone events, and in some cases on going research funding. The agreements also contemplate royalty payments on sales if and when the compound receives FDA marketing approval.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of commercial paper, U.S. government and corporate securities. These financial instruments may be classified as securities available for sale and carried at fair value or held to maturity and carried at amortized cost depending upon our intent. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any are reported as a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income. We do not use financial derivatives for investment or trading purposes. As of March 31, 2002, all securities have been classified as available for sale.

We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although our investments are subject to credit risk, our Investment Policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the limited number of foreign currency transactions, our foreign exchange currency risk is minimal. The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2002:


                                                                                         2007 and
                              2002        2003        2004        2005        2006        beyond         Total       Fair Value
                           ----------- ----------- ----------- ----------- ----------- ------------- -------------- -------------
(in Thousands $)
Fixed Rate                  $38,280       $37,350    $5,000     $28,510       $70,902      $109,775       $289,817      $292,300
Average Interest
Rate                           5.66%         6.61%     6.75%       7.70%         6.81%         6.96%          6.78%
Variable Rate                  -             -         -           -             -         $  2,000       $  2,000      $  2,000
Average Interest
Rate                           -             -         -           -             -             8.00%          8.00%
                           ----------- ----------- ----------- ----------- ----------- ------------- -------------- -------------
Total                       $38,280       $37,350    $5,000     $28,510       $70,902      $111,775       $291,817      $294,300


At March 31, 2002, our 9% January 1999 and July 1999 convertible notes with outstanding principal amounts of $1,713,600 and $10,000,000, respectively no longer accrue interest. These convertible notes are convertible into our common stock at a conversion price of $6.00 and $6.33 per share, respectively. The fair value of fixed interest rate instruments are affected by changes in interest rates and in the case of the convertible notes by changes in the price of our common stock. An increase in the price of our common stock results in an increase in the fair value of the convertible notes.

PART  II  -  OTHER INFORMATION

Item 1.   -  None

Item 2.   -  None

Item 3.   -  None


Item 4.   -  None

Item 5.--Other Information:

None


Item 6.  Exhibits

10.1 Agreement dated August 2001 by and among the Company, Children's Medical Center Corporation, Bioventure Investments KFT and EntreMed, Inc. (certain portions of the agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               CELGENE CORPORATION



  DATE    May 15, 2002                         BY      /S/Robert J. Hugin
          ------------------------------------         -------------------------------------------------
                                                        Robert J. Hugin
                                                        Senior Vice President
                                                        Chief Financial Officer



  DATE    May 15, 2002                         BY      /s/James R. Swenson
          ------------------------------------         -------------------------------------------------
                                                        James R. Swenson
                                                        Controller
                                                       (Chief Accounting Officer)
