Form 10-Q
period 2002-06-30
CELGENE CORP /DE/
filed 2002-08-14
CIK 816284

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                       22-2711928
          -------------------------------        ------------------
          (State or other jurisdiction of        (I.R.S. Employer
           incorporation or organization)        Identification
                                                 Number)

          7 Powder Horn Drive, Warren, NJ                  07059
          ----------------------------------------         -----
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

                                 Yes _x__ No ___

At July 31, 2002, 78,587,374 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q




                                                                                                         Page No.
PART I           FINANCIAL INFORMATION

Item I           Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of June 30, 2002 (unaudited)
                 and December 31, 2001                                                                       3

                 Consolidated Statements of Operations
                 - Six-Month Period Ended
                 June 30, 2002 and 2001 (unaudited)                                                          4

                 Consolidated Statements of Operations
                 - Three-Month Period Ended
                 June 30, 2002 and 2001 (unaudited)                                                          5

                 Consolidated Statements of Cash Flows
                 - Six-Month Period Ended
                 June 30, 2002 and 2001 (unaudited)                                                          6

                 Notes to Unaudited Consolidated
                 Financial Statements                                                                        8

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                              12

Item 3           Quantitative and Qualitative Disclosures
                 About Market Risk                                                                          20

PART II          OTHER INFORMATION                                                                          22

                 Signatures                                                                                 24



                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS




                                                                      June 30,2002     December 31, 2001
                                                                      ------------     -----------------
                                                                      (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $  38,706,948      $  47,141,291
   Marketable securities available for sale                             255,083,978        262,900,049
   Accounts receivable, net of allowance of $1,054,973 and $998,395
     at June 30, 2002 and December 31, 2001, respectively                16,974,083         13,415,101
   Inventory                                                              6,908,922          3,603,462
   Other current assets                                                  12,426,237          9,362,423
                                                                      -------------      -------------
      Total current assets                                              330,100,168        336,422,326

   Plant and equipment, net                                              12,911,731         10,645,647
   Other assets                                                           6,848,350          6,914,445
                                                                      -------------      -------------
      Total assets                                                    $ 349,860,249      $ 353,982,418
                                                                      =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $  14,870,105      $  10,831,464
   Accrued expenses                                                      12,009,155         13,667,022
   Current portion of capital leases and note obligation                    179,885            586,731
   Current portion of deferred revenue                                    2,683,225          4,882,668
                                                                      -------------      -------------
      Total current liabilities                                          29,742,371         29,967,885

   Long term convertible notes                                                 --           11,713,600
   Capitalized leases and note obligation, net of current portion             2,712             46,215
   Other non-current liabilities                                          2,690,786          1,829,251
                                                                      -------------      -------------
      Total liabilities                                                  32,435,869         43,556,951
                                                                      -------------      -------------
Stockholders' equity:

   Preferred stock, $.01 par value per share,
      5,000,000 authorized; none outstanding at
      June 30, 2002 and December 31, 2001, respectively                        --                 --
   Common stock, $.01 par value per share
      120,000,000 shares authorized;
      issued and outstanding 78,545,087 and 75,574,785 shares
      at June 30, 2002 and December 31, 2001, respectively                  785,451            755,748
   Common stock in treasury, at cost; none at June 30, 2002,
      and 282 shares at December 31, 2001                                      --               (2,804)

   Additional paid-in capital                                           542,786,085        527,023,001
   Accumulated deficit                                                 (224,904,830)      (222,367,088)
   Deferred compensation                                                   (750,870)        (1,592,490)
   Notes receivable from stockholders                                       (42,000)           (42,000)
   Accumulated other comprehensive income(loss)                            (449,455)         6,651,100
                                                                      -------------      -------------
      Total stockholders' equity                                        317,424,380        310,425,467
                                                                      -------------     -------------
      Total liabilities and stockholders' equity                      $ 349,860,249      $ 353,982,418
                                                                      =============      =============



See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Six Month Period Ended June 30,
                                                   -------------------------------
                                                     2002                  2001
                                                     ----                  ----
Revenue:
  Product sales                                  $ 57,997,192          $ 35,689,075
  Collaborative agreements                          6,317,585             9,367,422
  Related-party collaborative agreements                 --               1,273,600
                                                 ------------          ------------
    Total revenue                                  64,314,777            46,330,097
Expenses:

   Cost of goods sold                               7,774,214             5,534,694
   Research and development                        36,746,314            28,928,820
   Selling, general and administrative             34,694,427            24,391,095
                                                 ------------          ------------
   Total expenses                                  79,214,955            58,854,609
                                                 ------------          ------------
Operating loss                                    (14,900,178)          (12,524,512)

Other income and expense:
   Interest and other income                       12,377,604            10,268,157
   Interest expense                                    15,168                50,176
                                                 ------------          ------------
Net loss                                         $ (2,537,742)         $ (2,306,531)
                                                 ============          ============

Net loss per share of common stock:
  Basic and diluted                              $      (0.03)         $      (0.03)
                                                 ============          ============
Weighted average number of shares of
   common stock outstanding                        76,003,000            74,778,000
                                                 ============          ============



See accompanying notes to unaudited consolidated financial statements.

                             CELGENE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                  Three Month Period Ended June 30,
                                                  ---------------------------------
                                                     2002                 2001
                                                     ----                  ----
Revenue:
  Product sales                                  $ 30,358,683          $ 18,680,668
  Collaborative agreements                          3,261,948             4,625,129
  Related-party collaborative agreements                 --                 625,000
                                                 ------------          ------------
    Total revenue                                  33,620,631            23,930,797
                                                 ------------          ------------

Expenses:

  Cost of goods sold                                4,110,074             2,839,727
  Research and development                         19,222,205            15,724,370
  Selling, general and administrative              18,396,573            13,108,181
                                                 ------------          ------------
    Total expenses                                 41,728,852            31,672,278
                                                 ------------          ------------

Operating loss                                     (8,108,221)           (7,741,481)

Other income and expense:
  Interest and other income                         6,399,011             5,340,214
  Interest expense                                      5,292                17,771
                                                 ------------          ------------
Net loss                                         $ (1,714,502)         $ (2,419,038)
                                                 ============          ============

Net loss per share of common stock:
  Basic and diluted                              $      (0.02)         $      (0.03)
                                                 ============          ============
Weighted average number of shares of
   common stock outstanding                        76,377,000            75,113,000
                                                 ============          ============


See accompanying notes to unaudited consolidated financial statements.

                                      CELGENE CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)




                                                                 Six Month Period Ended June 30,
                                                                   2002                   2001
                                                              --------------         --------------
Cash flows from operating activities:

Net loss                                                      $  (2,537,742)         $  (2,306,531)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization of long-term assets             3,421,207              2,230,665
    Recovery for accounts receivable allowances                     (56,371)                  --
    Realized gain on marketable securities available
       for sale                                                  (2,778,460)              (474,675)
    Non-cash stock-based compensation                               926,524              1,917,488
    Amortization of premium/discount on marketable
       securities available for sale, net                           236,427                146,676
    Shares issued for employee benefit plans                        965,760                741,509

Change in current assets & liabilities:

   Increase in accounts receivable                               (3,502,611)            (1,326,196)
   Increase in inventory                                         (3,305,460)              (283,140)
   (Increase)decrease in other operating assets                  (3,328,666)             3,974,972
   Increase(decrease) in accounts payable and
      accrued expenses                                            3,242,309             (6,490,570)
   Decrease in deferred revenue                                  (2,199,443)            (8,120,073)
                                                              -------------          -------------
Net cash used in operating activities                            (8,916,526)            (9,989,875)
                                                              -------------          -------------

Cash flows from investing activities:

Capital expenditures                                             (4,856,343)            (3,536,989)
Increase in notes receivable                                       (500,000)                  --
Proceeds from sales and maturities of marketable
   securities available for sale                                 43,223,272             89,239,926
Purchases of marketable securities
   available for sale                                           (39,965,724)          (170,790,979)
                                                              -------------          -------------
Net cash used in investing activities                            (2,098,795)           (85,088,042)
                                                              -------------          -------------

Cash flows from financing activities:

Proceeds from exercise of common stock
   options and warrants                                           3,032,874              5,387,957
Repurchase of employee stock options                                 (1,547)                  --
Repayment of capital lease and note obligation                     (450,349)              (473,240)
                                                              -------------          -------------
Net cash provided by financing activities                         2,580,978              4,914,717
                                                              -------------          -------------

Net decrease in cash and cash equivalents                        (8,434,343)           (90,163,200)

Cash and cash equivalents at beginning of period                 47,141,291            161,393,835
                                                              -------------          -------------

Cash and cash equivalents at end of period                    $  38,706,948          $  71,230,635
                                                              =============          =============


See accompanying notes to unaudited consolidated financial statements.

                                    CELGENE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                        (Unaudited)


                                                           Six Month Period Ended June 30,
                                                              2002                2001
                                                          ------------         ------------
Supplemental schedule of non-cash investing and
   financing activity:
Change in net unrealized gain(loss) on
   marketable securities available for sale               $(7,100,555)         $   546,586
                                                          ===========          ===========

Deferred compensation relating to stock options           $    51,958          $      --
                                                          ===========          ===========

Supplemental disclosure of cash flow information:
Interest paid                                             $    15,168          $    50,176
                                                          ===========          ===========



See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002


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


2.   Earnings per Share
     ------------------

          "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. The Company's basic and diluted per share amounts for the three and six month periods ended June 30, 2002 and 2001 are the same since the assumed exercise of stock options and warrants, and the conversion of convertible notes are all anti-dilutive because of the loss incurred by the Company during these periods. The amount of common stock equivalents excluded from the calculation were 9,557,219 at June 30, 2002 and 10,355,247 at June 30, 2001.


3.   New Accounting Pronouncement
     ----------------------------

          In July 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

4.   Research Collaboration and Investment
     -------------------------------------

       The Company has two collaborative research agreements with Anthrogenesis Corporation, a privately held biotechnology company focused on stem cell commercialization and research, designed to evaluate the application of Celgene's product pipeline in the stem cell therapy field. During the second quarter, Celgene signed an agreement with Anthrogenesis to invest $6 million in the form of notes which would be convertible into common stock if the purchase option agreement is not executed. The investment secures an option for Celgene to purchase all the outstanding shares of Anthrogenesis Corporation. As of July 31, 2002, $6.5 million in both convertible notes and research funding has been provided to Anthrogenesis ($1.5 million as of June 30, 2002). Anthrogenesis is considered a related party as a senior executive of the Company serves on the Board of Directors of Anthrogenesis.


5.   Marketable Securities Available for Sale
     ----------------------------------------

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at June 30, 2002 and December 31, 2001 were as follows:



                                               Gross          Gross         Estimated
  June 30, 2002                Amortized     Unrealized     Unrealized        Fair
                                 Cost           Gain           Loss           Value
                             ------------   ------------   ------------    ------------
Government agencies          $ 48,273,728   $    177,363   $       --      $ 48,451,091
Government bonds and notes        553,594         11,346           --           564,940
Corporate debt securities     206,706,111      6,454,144     (7,092,307)    206,067,948
                             ------------   ------------   ------------    ------------
Total                        $255,533,433   $  6,642,853   $ (7,092,307)   $255,083,979
                             ============   ============   ============    ============




                                                Gross         Gross          Estimated
  December 31, 2001           Amortized      Unrealized     Unrealized          Fair
                                 Cost           Gain           Loss             Value
                             ------------   ------------   ------------    ------------
Government agencies          $ 24,668,882   $    318,218   $       --      $ 24,987,100
Government bonds and notes        553,594         15,076           --           568,670
Corporate debt securities     231,026,473      7,603,951     (1,286,145)    237,344,279
                             ------------   ------------   ------------    ------------
Total                        $256,248,949   $  7,937,245   $ (1,286,145)   $262,900,049
                             ============   ============   ============    ============


6.   Inventory
     ---------

                              June 30,    December 31,
                               2002           2001
                             ----------   ----------
           Raw materials     $2,665,202   $  763,662
           Work in process    1,611,572    1,710,305
           Finished goods     2,632,148    1,129,495
                             ----------   ----------
                Total        $6,908,922   $3,603,462
                             ==========   ==========

7.   Convertible Notes
     -----------------

          On January 20, 1999, the Company issued to an institutional investor convertible notes in the amount of $15,000,000. The notes had a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contained a conversion feature that allowed the note holders to convert the notes into common shares after one year at $6 per share. During 2000, $13,286,400 of the notes were converted into 2,214,399 common shares. During June 2002, the remaining notes, having a carrying value of $1,713,600, were converted into 285,601 common shares.

          On July 6, 1999, the Company issued to the same institutional investor convertible notes in the amount of $15,000,000. The notes had a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contained a conversion feature that allowed the note holders to convert the notes into common shares after one year at $6.33 per share. During 2000, $5,000,000 of the notes were converted to 789,474 common shares. During June 2002, the remaining notes, having a carrying value of $10,000,000, were converted into 1,578,948 common shares.

8.   Comprehensive Loss
     ------------------

          Comprehensive loss includes net loss and other comprehensive income
(loss) which refers to those revenues, expenses, gains and losses which are excluded from net loss. Other comprehensive income (loss) includes net unrealized gains and losses on marketable securities classified as available-for-sale.




                                                 Six Month Period Ended
                                         --------------------------------------
                                           June 30, 2002       June 30, 2001
                                         -----------------   -----------------

Net loss                                   $(2,537,742)         $(2,306,531)
Other comprehensive income (loss):
Unrealized holding gains (loss)
   arising during the period                (4,322,095)           1,021,261
Less: reclassification adjustment
   for gains included in net
   loss                                     (2,778,460)            (474,675)
                                           -----------          -----------

Net unrealized gain (loss) on
   securities                               (7,100,555)             546,586
                                           -----------          -----------

Total comprehensive loss                   $(9,638,297)         $(1,759,945)
                                           ===========          ===========

                                                Three Month Period Ended
                                         --------------------------------------
                                          June 30, 2002        June 30, 2001
                                         ---------------      ----------------

Net loss                                   $(1,714,502)         $(2,419,038)
Other comprehensive income (loss):
Unrealized holding gains (loss)
   arising during the period                   185,413             (799,223)
Less: reclassification adjustment
   for gains included in net
   loss                                     (1,623,784)            (474,675)
                                           -----------          -----------

Net unrealized loss on
   securities                               (1,438,371)          (1,273,898)
                                           -----------          -----------

Total comprehensive loss                   $(3,152,873)         $(3,692,936)
                                           ===========          ===========


9.   Stockholders' Equity
     --------------------

Warrants to Acquire Common Stock

          Under the terms of a private placement of Series B Preferred Stock entered into on June 9, 1997, the Company was obligated to issue warrants to acquire a number of shares of common stock. As of December 31, 2001, 967,693 warrants remained outstanding and were exercisable at $2.49 per share. During the second quarter 2002, all the outstanding warrants were exercised and converted into common shares.

Deferred Compensation Expense

          Prior to the Company's merger with Signal, Signal recorded an aggregate of approximately $9.4 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation is being amortized over the vesting period of the options. Through June 30, 2002, the Company has recorded approximately $7.7 million of compensation expense of which approximately $348,000 and $615,000 was recorded during the three month periods ended June 30, 2002 and 2001, respectively and approximately $790,000 and $1.3 million was recorded during the six month period ended June 30, 2002 and 2001, respectively. Upon the termination of certain employees and consultants, the Company reversed approximately $885,000 of unamortized deferred compensation relating to their unvested options through June 2002.

          The Company recorded compensation expense(income) relating to stock options and warrants issued to consultants, advisors or financial institutions and other stock-based compensation of approximately $(58,000) and $451,000 for the three month periods ended June 30, 2002 and 2001, respectively and approximately $137,000 and $597,000 for the six month periods ended June 30,2002 and 2001, respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

Six month period ended June 30, 2002 vs.
Six month period ended June 30, 2001
------------------------------------

         Total revenue: Our total revenue for the six months ended June 30, 2002 increased 39% to $64.3 million compared with $46.3 million in the same period of 2001. Revenue in 2002 consisted of THALOMID(R) sales of $54.5 million, Focalin(TM) sales of $3.4 million, Ritalin(R) product royalties of $1.4 million and other collaborative agreements revenue of $4.9 million compared with THALOMID(R) sales of $35.7 million, collaborative agreements revenue of $9.4 million and related-party revenue of $1.3 million in the same period of 2001. Increasing use of THALOMID(R) by oncologists in the treatment of various types of cancer, especially in multiple myeloma, contributed to the 53% growth in sales. The decrease in collaborative agreements revenue is primarily attributable to the completion of the amortization in November 2001 of the up-front payment on a research agreement with Novartis Pharma AG. Related-party revenue declined in 2002 as a result of the initial term of our agreement with Axys Inc. ending in October 2001. The agreement has not been extended.


         Cost of goods sold: Cost of goods sold during the first six months of 2002 was $7.8 million or 13.4% as a percent of product sales compared with approximately $5.5 million or 15.5% as a percent of product sales in the comparable period in 2001. The decrease in cost of goods sold as a percent of product sales is attributable to more favorable quality control and quality assurance costs and lower freight costs related to THALOMID sales. Cost of goods sold for the first half of 2002 relating to Focalin(TM) sales was lower than the normal cost at standard as some manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorability will continue until the cost associated with the quantity previously expensed is completely sold.


         Research and development expenses: Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, and allocated facilities charges such as building rent and utilities. Research and development expenses increased by 27% for the six months ended June 30, 2002 to $36.7 million from $28.9 million in the same period in 2001. During the first six months of 2002, approximately $20.4 million was spent on THALOMID(R) and the IMiDs(R) and SeLCIDs(TM), primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses. We spent approximately $16.3 million in our gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs.

         As a percent of total revenue, research and development expenses were approximately 57% and 62% for the six months ended June 30, 2002 and 2001, respectively. As a result of increasing revenue, research and development expenses may continue to decrease as a percent of total revenue although the actual dollar amount will continue to increase as we move our earlier stage compounds through preclinical and clinical programs. In general, time to completion of each phase would be as follows:

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


         Selling, general and administrative expenses: Selling expenses consist of salaries and benefits for sales and marketing and customer service personnel, warehousing and distribution costs, and other commercial expenses to support the sales force and the education and registration efforts underlying the S.T.E.P.S.(R) program. General and administrative expenses consist primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes. Selling, general and administrative expenses increased by 42% for the six months ended June 30, 2002 to $34.7 million from $24.4 million in the same period in 2001. The increase was due primarily to the expansion of the sales and marketing organization and related expenses, an increase in customer service staff as well as expenses related to a new customer service and enhanced S.T.E.P.S.(R) system (System for Thalidomide Education and Prescribing Safety). As a percent of total revenue, selling, general and administrative expenses were approximately 54% and 53% for the six month periods ended June 30, 2002 and 2001, respectively.

         Interest and other income and expense: Interest and other income for the first six months of 2002 increased 20.5% to approximately $12.4 million from $10.3 in the same period in 2001. The increase was primarily due to a realized gain of $2.8 million on the sale of several corporate bonds during the first six months of 2002 compared with a realized gain of $0.5 million during the first six months of 2001.

         Interest expense for the first six months of 2002 decreased to approximately $15,200 from approximately $50,200 in the same period in 2001. The decrease was due primarily to the expiration of a three year capital equipment lease in July, 2001.

         Net loss: The net loss for the six month period ended June 30, 2002 increased slightly to $2.5 million from $2.3 million in the same period of 2001. The increased loss was due to the increase in costs and expenses of approximately $20.3 million, offset by the increased revenue of $18.0 million and higher interest and other income of approximately $2.1 million.

Three month period ended June 30, 2002 vs.
Three month period ended June 30, 2001
--------------------------------------

         Total revenue: Our total revenue for the three months ended June 30, 2002 increased 40.5% to $33.6 million compared to $23.9 million in the same period of 2001. Revenue in 2002 consisted of THALOMID(R) sales of $28.4 million, Focalin(TM) sales of $2.0 million, Ritalin(R) product royalties of $0.7 million, and other collaborative agreements revenue of $2.6 million compared to THALOMID(R) sales of $18.7 million, collaborative agreements revenue of $4.6 million and related-party revenue of $0.6 million in the same period of 2001. Increasing use of THALOMID(R) by oncologists in the treatment of various types of cancer contributed to the 52% growth in product sales. The decrease in collaborative agreements revenue is primarily attributable to the completion of the amortization in November 2001 of the up-front payment from Novartis Pharma AG related to the license agreement on Focalin(TM). Related-party revenue declined in 2002 as a result of the initial term of our agreement with Axys Inc. ending in October 2001. The agreement has not been extended.

         Cost of goods sold: Cost of goods sold during the three months ended June 30, 2002 was $4.1 million or 13.5% as a percent of product sales compared with approximately $2.8 million or 15.2% as a percent of product sales in the comparable period in 2001. The decrease in cost of goods sold as a percent of product sales is attributable to more favorable quality control and quality assurance costs and lower freight costs related to THALOMID sales. Cost of goods sold for the second quarter of 2002 relating to Focalin(TM) sales was lower than the normal cost at standard as some manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorability will continue until the cost associated with the quantity previously expensed is completely sold.

         Research and development expenses: Research and development expenses for the second quarter of 2002 increased 22% to $19.2 million from $15.7 million in 2001. During the second quarter of 2002, approximately $10.9 million was spent on THALOMID(R) and the IMiDs(R) and SeLCIDs(TM), primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses. We spent approximately $8.3 million in our gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs.

         Selling, general and administrative expenses: Selling, general and administrative expenses increased by approximately 40% for the three months ended June 30, 2002 to $18.4 million from $13.1 million in the same period in 2001. The increase was due primarily to the expansion of the sales and marketing organization and related expenses, and an increase in customer service staff as well as expenses related to a new customer service and enhanced S.T.E.P.S.(R) system (System for Thalidomide Education and Prescribing Safety).


         Interest and other income and expense: Interest and other income for the second quarter of 2002 increased approximately

20% to approximately $6.4 million from $5.3 million in the same period in 2001. The increase was primarily due to a realized gain of $1.6 million on the sale of several securities in the second quarter of 2002 offset by lower interest income due to lower interest rates.

         Interest expense for the second quarter of 2002 decreased to approximately $5,300 from approximately $18,000 in the same period in 2001. The decrease was due primarily to the expiration of a three year capital equipment lease in July, 2001.

          Net income (loss): We recorded a net loss of $1.7 million in the three month period ended June 30, 2002 compared to a loss of $2.4 million in the same period in 2001. The decreased loss was due to increased revenue of $9.7 million and higher interest and other income of $1.1 million offset by the increase in costs and expenses of $10.1.

     Liquidity and capital resources: Since inception, we have financed our working capital requirements primarily through product sales, private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net product sales totaling approximately $232.0 million through June 30, 2002. We also received $37.5 million from two separate research and license agreements during 2000 and 2001.

         Our net working capital at June 30, 2002 decreased approximately 2% to $300.4 million from $306.5 million at December 31, 2001. The decrease in working capital was primarily due to lower total cash, cash equivalents and marketable securities offset by higher inventories and accounts receivable.

         Cash and cash equivalents decreased to $38.7 million in the first six months of 2002 from $47.1 million at December 31, 2001 while investments in marketable debt securities decreased to $255.1 million from $262.9 million in the same period. Total cash, cash equivalents and marketable securities decreased by approximately $16.3 million reflecting the increase in research and development and selling, general and administrative spending during the first six months of 2002 as well as an unrealized loss on our marketable securities portfolio of $7.1 million reflecting current market conditions.

         We expect that our rate of spending will increase as the result of research and product development spending, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID(R) and increased capital investments. On February 16, 2000, we completed a public offering of 10,350,000 shares of our common stock. Proceeds to the Company from the transaction, net of expenses, were approximately $278.0 million. These funds, combined with the increasing revenue from sales of Thalomid(R) and various research agreements and collaborations are expected to provide sufficient capital for our operations for the foreseeable future.

Contractual Obligations

         Our major outstanding contractual obligations relate to our operating (facilities) leases. Our facilities lease expense in future years will increase over previous years as a result of a new lease arrangement entered into in 2001.

         We lease a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2007 with two five-year renewal options, and an adjoining 29,000-square foot facility which has a term ending in July 2010 with two five-year renewal options. Monthly rental expenses at this site are approximately $64,000. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party which has a term ending in December 2009 with two five-year renewal options. Monthly rental expenses for this facility are approximately $46,000. We believe that our laboratory facilities are adequate for our research and development activities for at least the next 12 months.

         We also lease offices and research facilities in San Diego, California under three operating lease agreements for our west coast research operations. The minimum annual rents are subject to specified annual rental increases. We also reimburse the lessor for taxes, insurance and operating costs associated with the leases. Monthly rental expense for these facilities is approximately $81,000. Under the terms of the lease, we have an outstanding letter of credit for $150,000 in favor of the lessor, which is fully collateralized by cash. In December 2001, we entered into a new ten-year lease for a 78,200 square foot facility to consolidate our west coast research operations into one building. It is anticipated that we will occupy that facility during the fourth quarter of 2002. Monthly rental expense will be approximately $172,000. Rental expense will be incurred when we occupy the building. We intend to sublease the current facilities until the leases expire in 2003.

         We have entered into agreements with various contractors to improve the new facility we are leasing in San Diego, California. Under such agreements, we have contracted to spend approximately $6.7 million for tenant improvements in the new research facility and expect to expend funds on this project over the next seven months. This project will be funded through our current capital resources.


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

Certification of Financial Statements

         The certifications by the Company's Chief Executive Officer and Chief Financial Officer of this report on Form 10-Q, as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.


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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of commercial paper and U.S. government and corporate securities. These financial instruments may be classified as securities available for sale and carried at fair value or held to maturity and carried at amortized cost depending upon our intent. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported as a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income and other income. We do not use financial derivatives for investment or trading purposes. As of June 30, 2002, all securities have been classified as available for sale.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2002:


                                                                                    2007 and
                              2002        2003      2004      2005        2006       beyond      Total      Fair Value
                            ------------------------------------------------------------------------------------------
(in Thousands $)
Fixed Rate                  $ 38,280    $ 20,650    $--     $ 28,510    $ 64,345    $ 99,775    $251,560    $253,084
Average Interest Rate           5.66%       6.79%    --         7.70%       6.78%       7.09%       6.84%
Variable Rate                   --          --       --        --          --       $  2,000    $  2,000    $  2,000
Average Interest Rate           --          --                 --          --           8.00%       8.00%      --
                            ------------------------------------------------------------------------------------------
Total                       $ 38,280    $ 20,650    $--     $ 28,510    $ 64,345    $101,775    $253,560    $255,084

  The fair value of fixed interest rate instruments are affected by changes in interest rates.

PART  II  -  OTHER INFORMATION

Item 1.   -   None

Item 2.   -   None

Item 3.   -   None



Item 4.  -  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 18, 2002. At this meeting stockholders of the Company were asked to vote for the election of directors, and to consider and act upon a proposal to confirm the appointment of KPMG LLP as the independent certified public accountants of the Company for the current fiscal year. All nominated directors were elected and the proposal regarding the appointment of auditors was approved. The election of directors and the proposal were approved by the following votes:


A.   Election of Directors:



     Name                                                                          Number of Shares
     ----
                                                         ----------------------------------------------------------------------
                                                                    For                    Withheld             Abstained
                                                                    ---                    --------             ---------
     John W. Jackson                                             61,954,733                5,235,238                --
     Sol J. Barer, Ph.D.                                         61,954,733                5,235,238                --
     Robert J. Hugin                                             61,954,733                5,235,238                --
     Jack L. Bowman                                              67,053,182                  136,789                --
     Frank T. Cary                                               67,052,582                  137,389                --
     Arthur Hull Hayes, Jr.,M.D.                                 67,053,182                  136,789                --
     Gilla Kaplan, Ph.D.                                         67,053,182                  136,789                --
     Richard C.E. Morgan                                         67,053,182                  136,789                --
     Walter L. Robb, Ph.D.                                       67,053,182                  136,789                --

Appointment of Auditors:



                                               Number of Shares
                              --------------------------------------------------
                                      For          Against        Abstained
                                      ---          -------        ---------
                                  66,338,771       771,896         79,304


Item 5.--Other Information:

None


Item 6.--Exhibits


10.1  Amendment to 1998 Long-Term Incentive Plan, effective as of June 18, 2002.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION



DATE   August 14, 2002             BY      /S/Robert J. Hugin
       -------------------------   --------------------------------------------
                                            Robert J. Hugin
                                            Senior Vice President
                                            Chief Financial Officer



DATE   August 14, 2002             BY      /S/James R. Swenson
       -------------------------   --------------------------------------------
                                            James R. Swenson
                                            Controller
                                            (Chief Accounting Officer)

EXHIBIT                             EXHIBIT DESCRIPTION
  NO.                               -------------------
  --
10.1  Amendment to 1998 Long-Term Incentive Plan, effective as of June 18, 2002.