Form 10-Q
period 2002-09-30
CELGENE CORP /DE/
filed 2002-11-13
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132

                               CELGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        22-2711928
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification
                                                             Number)

    7 Powder Horn Drive, Warren, NJ                           07059
----------------------------------------                    ----------
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

                                 Yes _x__ No ___

At October 31, 2002, 78,698,844 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.
PART I           FINANCIAL INFORMATION


Item I           Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of September 30, 2002 (unaudited)
                 and December 31, 2001                                      3

                 Consolidated Statements of Operations
                 - Three-Month Period Ended
                 September 30, 2002 and 2001 (unaudited)                    4

                 Consolidated Statements of Operations
                 - Nine-Month Period Ended
                 September 30, 2002 and 2001 (unaudited)                    5

                 Consolidated Statements of Cash Flows
                 - Nine-Month Period Ended
                 September 30, 2002 and 2001 (unaudited)                    6

                 Notes to Unaudited Consolidated
                 Financial Statements                                       8

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             13

Item 3           Quantitative and Qualitative Disclosures
                 About Market Risk                                         22

Item 4           Controls and Procedures                                   24

PART II          OTHER INFORMATION                                         25

                 Signatures                                                26

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30, 2002       December 31, 2001
                                                                          ------------------       -----------------
                                                                              (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                 $ 100,651,224           $  47,141,291
   Marketable securities available for sale                                    188,292,686             262,900,049
   Accounts receivable, net of allowance of $1,142,296 and $998,395
     at September 30, 2002 and December 31, 2001, respectively                  13,593,441              13,415,101
   Inventory                                                                     5,373,654               3,603,462
   Other current assets                                                         10,488,038               9,362,423
                                                                             -------------           -------------
      Total current assets                                                     318,399,043             336,422,326

   Plant and equipment, net                                                     16,378,104              10,645,647
   Notes receivable                                                              8,500,000                      --
   Other assets                                                                  8,103,184               6,914,445
                                                                             -------------           -------------
      Total assets                                                           $ 351,380,331           $ 353,982,418
                                                                             =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $   9,049,863           $  10,831,464
   Accrued expenses                                                             15,922,629              13,667,022
   Current portion of capital leases and note obligation                            90,505                 586,731
   Current portion of deferred revenue                                           1,451,971               4,882,668
                                                                             -------------           -------------
      Total current liabilities                                                 26,514,968              29,967,885

   Long term convertible notes                                                          --              11,713,600
   Capitalized leases and note obligation, net of current portion                       --                  46,215
   Other non-current liabilities                                                 2,869,637               1,829,251
                                                                             -------------           -------------
      Total liabilities                                                         29,384,605              43,556,951
                                                                             -------------           -------------

Stockholders' equity:

   Preferred stock, $.01 par value per share,
      5,000,000 authorized; none outstanding at
      September 30, 2002 and December 31, 2001, respectively                            --                      --
   Common stock, $.01 par value per share
      120,000,000 shares authorized;
      issued and outstanding 78,614,106 and 75,574,785 shares
      at September 30, 2002 and December 31, 2001, respectively                    786,141                 755,748
   Common stock in treasury, at cost; none at September 30, 2002,
      and 282 shares at December 31, 2001                                               --                  (2,804)
   Additional paid-in capital                                                  543,058,623             527,023,001
   Accumulated deficit                                                        (225,941,331)           (222,367,088)
   Deferred compensation                                                          (197,689)             (1,592,490)
   Notes receivable from stockholders                                              (42,000)                (42,000)
   Accumulated other comprehensive income                                        4,331,982               6,651,100
                                                                             -------------           -------------
      Total stockholders' equity                                               321,995,726             310,425,467
                                                                             -------------           -------------
      Total liabilities and stockholders' equity                             $ 351,380,331           $ 353,982,418
                                                                             =============           =============


See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Month Period Ended September 30,
                                                --------------------------------------
                                                      2002                    2001
                                                  ------------           ------------
Revenue:
  Product sales                                   $ 30,895,532           $ 21,694,656
  Collaborative agreements                           3,362,414              3,857,972
  Related-party collaborative agreements                    --                625,005
                                                  ------------           ------------
    Total revenue                                   34,257,946             26,177,633
                                                  ------------           ------------

Expenses:
  Cost of goods sold                                 4,428,845              3,231,456
  Research and development                          20,549,135             18,377,619
  Selling, general and administrative               15,738,009             16,730,965
                                                  ------------           ------------
    Total expenses                                  40,715,989             38,340,040
                                                  ------------           ------------
Operating loss                                      (6,458,043)           (12,162,407)

Other income and expense:
  Interest and other income                          5,432,645              5,843,986
  Interest expense                                      11,103                 23,205
                                                  ------------           ------------
Net loss                                          $ (1,036,501)          $ (6,341,626)
                                                  ============           ============

Net loss per share of common stock:
  Basic and diluted                               $      (0.01)          $      (0.08)
                                                  ============           ============

Weighted average number of shares of
   common stock outstanding                         78,583,000             75,356,000
                                                  ============           ============

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Nine Month Period Ended September 30,
                                                  -------------------------------------
                                                       2002                    2001
                                                  -------------           -------------
Revenue:
  Product sales                                   $  88,892,723           $  57,383,731
  Collaborative agreements                            9,679,998              13,225,394
  Related-party collaborative agreements                     --               1,898,605
                                                  -------------           -------------
    Total revenue                                    98,572,721              72,507,730

Expenses:
   Cost of goods sold                                12,203,060               8,766,149
   Research and development                          57,584,532              47,306,438
   Selling, general and administrative               50,153,727              41,122,061
                                                  -------------           -------------
   Total expenses                                   119,941,319              97,194,648
                                                  -------------           -------------

Operating loss                                      (21,368,598)            (24,686,918)

Other income and expense:
   Interest and other income                         17,820,626              16,112,142
   Interest expense                                      26,271                  73,381
                                                  -------------           -------------
Net loss                                          $  (3,574,243)          $  (8,648,157)
                                                  =============           =============

Net loss per share of common stock:
  Basic and diluted                               $       (0.05)          $       (0.12)
                                                  =============           =============

Weighted average number of shares of
   common stock outstanding                          76,872,000              74,973,000
                                                  =============           =============

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Month Period Ended Sept. 30,
                                                                            2002                    2001
                                                                       -------------           -------------
Cash flows from operating activities:

Net loss                                                               $  (3,574,243)          $  (8,648,157)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization of long-term assets                      4,807,703               3,563,999
    (Recovery)provision for accounts receivable allowances                    (1,264)                530,669
    Realized gain on marketable securities available
       for sale                                                           (4,283,964)             (1,019,175)
    Non-cash stock-based compensation                                      1,375,275               2,682,766
    Amortization of premium/discount on marketable securities
       available for sale, net                                               303,260                 185,143
    Shares issued for employee benefit plans                                 965,760                 741,509

Change in current assets & liabilities:
   Increase in accounts receivable                                          (177,075)             (1,743,359)
   (Increase)decrease in inventory                                        (1,770,192)                 65,085
   (Increase)decrease in other operating assets                           (3,408,836)              5,064,084
   Increase(decrease) in accounts payable and
      accrued expenses                                                     1,514,390                (988,446)
   Decrease in deferred revenue                                           (3,430,697)            (10,491,362)
                                                                       -------------           -------------
Net cash used in operating activities                                     (7,679,883)            (10,057,244)
                                                                       -------------           -------------

Cash flows from investing activities:
Capital expenditures                                                      (9,445,678)             (6,289,181)
Increase in notes receivable                                              (8,500,000)                     --
Proceeds from sales and maturities of marketable
   securities available for sale                                         116,384,580             119,789,801
Purchases of marketable securities
   available for sale                                                    (40,115,630)           (228,473,743)
                                                                       -------------           -------------
Net cash provided by(used in) investing activities                        58,323,272            (114,973,123)
                                                                       -------------           -------------

Cash flows from financing activities:
Proceeds from exercise of common stock
   options and warrants                                                    3,410,532               5,833,852
Repurchase of employee stock options                                          (1,547)                     --
Repayment of capital lease and note obligation                              (542,441)               (699,519)
                                                                       -------------           -------------
Net cash provided by financing activities                                  2,866,544               5,134,333
                                                                       -------------           -------------

Net increase (decrease) in cash and cash
   equivalents                                                            53,509,933            (119,896,034)
Cash and cash equivalents at beginning of period                          47,141,291             161,393,835
                                                                       -------------           -------------
Cash and cash equivalents at end of period                             $ 100,651,224           $  41,497,801
                                                                       =============           =============

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)

                                                                       Nine Month Period Ended September 30,
                                                                            2002                    2001
                                                                       -------------           -------------
Supplemental schedule of non-cash investing and
  financing activity:
Change in net unrealized gain on marketable
   securities available for sale                                       $  (2,319,118)          $   6,423,164
                                                                       =============           =============
Conversion of convertible notes                                        $  11,713,600           $          --
                                                                       =============           =============
Deferred compensation related to stock options                         $     293,895           $     457,846
                                                                       =============           =============
Supplemental disclosure of cash flow information:
Interest paid                                                          $      26,271           $      73,381
                                                                       =============           =============

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002

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

2. Earnings per Share
   ------------------

          "Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. The Company's basic and diluted per share amounts for the three and nine month periods ended September 30, 2002 and 2001 are the same since the assumed exercise of stock options and warrants, and the conversion of convertible notes, the last of which were converted in June 2002, are all anti-dilutive because of the loss incurred by the Company during these periods. The amount of common stock equivalents excluded from the calculation were 9,768,103 at September 30, 2002 and 10,378,710 at September 30, 2001.

3. New Accounting Pronouncement
   ----------------------------

          In July 2002, the Financial Accounting Standards Board ("FASB") issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). FAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002; early application is encouraged. The Company is currently evaluating this Standard.

4. Research Collaboration and Investment
   -------------------------------------

         The Company has two collaborative research agreements with Anthrogenesis Corp., a privately held biotechnology company focused on stem cell commercialization and research, designed to evaluate the application of Celgene's product pipeline in the stem cell therapy field. During the second quarter, Celgene and Anthrogenesis Corp. entered into a purchase option agreement. In addition, Celgene signed an agreement with Anthrogenesis to invest $6 million in the form of notes which would be convertible into common stock if the purchase option agreement was not executed. The notes would be convertible at the option of Anthrogenesis except that at no time can the conversion result in an ownership by Celgene of more than 19.9%. The initial conversion rate is $8.035 and is subject to adjustment. The notes have a term of three years and bear interest at the prime rate plus 2%. The agreement was amended in September 2002 to provide for a total investment in convertible notes of $11.0 million. The investment secures an option for Celgene to purchase all the outstanding shares of Anthrogenesis Corp. In September 2002, the respective Boards of Directors of Celgene and Anthrogenesis approved a plan of merger. Celgene will issue common shares at a minimum exchange ratio of .4545 of a share of Celgene common stock for each share of Anthrogenesis common stock, and stock options and warrants at the same exchange ratio for each outstanding Anthrogenesis stock option and warrant. Based on this exchange ratio and the Anthrogenesis common stock, options and warrants outstanding at November 11, 2002, Celgene will issue approximately 1.5 million shares of common stock and approximately 1.2 million stock options and warrants. Should Anthrogenesis achieve certain performance objectives prior to closing, the exchange ratio could be adjusted by approximately 10%. Completion of the merger, which is subject to certain conditions, is anticipated by year end. As of September 30, 2002, $8.5 million in convertible notes and $0.5 million in research funding has been provided to Anthrogenesis. Anthrogenesis is considered a related party as a senior executive of the Company serves on the Board of Directors of Anthrogenesis.

5. Marketable Securities Available for Sale
   ----------------------------------------

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at September 30, 2002 and December 31, 2001 were as follows:

                                                      Gross             Gross            Estimated
September 30, 2002               Amortized         Unrealized        Unrealized            Fair
                                    Cost              Gain              Loss               Value
                                ------------      ------------      ------------       ------------
Government agencies             $    149,906      $        994      $         --       $    150,900
Government bonds and notes           553,594             9,609                --            563,203
Corporate debt securities        183,257,204         9,390,768        (5,069,389)       187,578,583
                                ------------      ------------      ------------       ------------
Total                           $183,960,704      $  9,401,371      $ (5,069,389)      $188,292,686
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
                                ============      ============      ============       ============

6. Inventory
   ---------

                       September 30,        December 31,
                            2002                2001
                       -------------        ------------
Raw materials            $2,234,707          $  763,662
Work in process             759,344           1,710,305
Finished goods            2,379,603           1,129,495
                         ----------          ----------
     Total               $5,373,654          $3,603,462
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

8. Comprehensive Income(Loss)
   --------------------------

          Comprehensive income (loss) includes net loss and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net loss. Other comprehensive income (loss) includes net unrealized gains and losses on marketable securities classified as available-for-sale.

                                                 Three Month Period Ended
                                        ----------------------------------------
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
Net loss                                    $(1,036,501)          $(6,341,626)
Other comprehensive income (loss):
Unrealized holding gains
   arising during the period                  6,286,941             6,421,078
Less: reclassification adjustment
   for gains included in net
   loss                                      (1,505,504)             (544,500)
                                            -----------           -----------
Net unrealized gain on
   securities                                 4,781,437             5,876,578
                                            -----------           -----------
Total comprehensive income (loss)           $ 3,744,936           $  (465,048)
                                            ===========           ===========

                                                 Nine Month Period Ended
                                        ----------------------------------------
                                        September 30, 2002    September 30, 2001
                                        ------------------    ------------------
Net loss                                    $(3,574,243)          $(8,648,157)
Other comprehensive income (loss):
Unrealized holding gains
   arising during the period                  1,964,846             7,442,339
Less: reclassification adjustment
   for gains included in net
   loss                                      (4,283,964)           (1,019,175)
                                            -----------           -----------
Net unrealized gain (loss) on
   securities                                (2,319,118)            6,423,164
                                            -----------           -----------
Total comprehensive loss                    $(5,893,361)          $(2,224,993)
                                            ===========           ===========

9. Stockholders' Equity
   --------------------

Warrants to Acquire Common Stock

          Under the terms of a private placement of Series B Preferred Stock entered into on June 9, 1997, the Company was obligated to issue warrants to acquire a number of shares of common stock. As of December 31, 2001, 967,693 warrants remained outstanding and were exercisable at $2.49 per share. During the second quarter of 2002, all the outstanding warrants were exercised and converted into common shares.

Deferred Compensation Expense

          Prior to the Company's merger with Signal Pharmaceuticals, Inc., Signal recorded an aggregate of approximately $9.4 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation is being amortized over the vesting period of the options. Through September 30, 2002, the Company has recorded approximately $8.0 million of compensation expense of which approximately $311,000 and $600,000 was recorded during the three month periods ended September 30, 2002 and 2001, respectively and approximately $1.1 million and $1.9 million was recorded during the nine month period ended September 30, 2002 and 2001, respectively. Upon the termination of certain employees and consultants, the Company reversed approximately $1.1 million of unamortized deferred compensation relating to their unvested options through September 2002.

          The Company recorded compensation expense relating to stock options and warrants issued to consultants, advisors or financial institutions and other stock-based compensation of approximately $138,000 and $165,000 for the three month periods ended September 30, 2002 and 2001, respectively and approximately $274,000 and $762,000 for the nine month periods ended September 30, 2002 and 2001, respectively.

10. Subsequent Event
    ----------------

          In October 2002, the Company entered into a co-promotion agreement with Cell Pathways, Inc. to market and sell Cell Pathway's product, Gelclair(TM) through Celgene's salesforce. Gelclair is used in the treatment of mucositis, a common side effect of radiation and chemotherapy regimens used in treating various cancers. Celgene will receive a percent of the net sales of the product as defined in the agreement.

PART 1 -- FINANCIAL INFORMATION

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

Three month period ended September 30, 2002 vs.
Three month period ended September 30, 2001
-------------------------------------------

Total revenue: Our total revenue for the three months ended September 30, 2002 increased approximately 31% to $34.3 million compared to $26.2 million in the same period of 2001. Revenue in 2002 consisted of THALOMID(R) sales of $30.5 million, Focalin(TM) sales of $0.4 million, Ritalin(R) product royalties of $1.8 million, and other collaborative agreements revenue of $1.6 million compared to THALOMID(R) sales of $21.7 million, collaborative agreements revenue of $3.9 million and related-party revenue of $0.6 million in the same period of 2001. Increasing use of THALOMID(R) by oncologists in the treatment of various types of cancer contributed to the 42% growth in product sales. The decrease in collaborative agreements revenue is primarily attributable to the completion of the amortization in November 2001 of the up-front payment from Novartis Pharma AG related to the license agreement on Focalin(TM). Related-party revenue declined in 2002 as a result of the initial term of our agreement with Axys Inc. ending in October 2001. The agreement has not been extended.

         Cost of goods sold: Cost of goods sold during the three months ended September 30, 2002 was $4.4 million or 14.5% as a percent of product sales compared with approximately $3.2 million or 14.9% as a percent of product sales in the comparable period in 2001. The decrease in cost of goods sold as a percent of product sales is attributable to more favorable quality control and quality assurance costs and lower freight costs related to THALOMID sales. Cost of goods sold for the third quarter of 2002 relating to Focalin(TM) sales was lower than the normal cost at standard as some manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorable treatment will continue until the cost associated with the quantity previously expensed is completely sold.

         Research and development expenses: Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, and allocated facilities charges such as building rent and utilities. Research and development expenses for the third quarter of 2002 increased 12% to $20.5 million from $18.4 million in 2001. During the third quarter of 2002, approximately $12.2 million was spent on THALOMID(R) and the IMiDs(R) and SelCIDs(TM), primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses. We spent approximately $8.3 million in our gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs.
         As a percent of total revenue, research and development expenses were approximately 60% and 70% for the three month periods ended September 30, 2002 and 2001, respectively. As a result of increasing revenue, research and development expenses may continue to decrease as a percent of total revenue although the actual dollar amount will continue to increase as we move our earlier stage compounds through preclinical and clinical programs. In general, time to completion of each phase would be as follows:

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

         Selling, general and administrative expenses: Selling expenses consist of salaries and benefits for sales and marketing and customer service personnel, warehousing and distribution costs, and other commercial expenses to support the sales force and the education and registration efforts underlying the S.T.E.P.S.(R) (System for Thalidomide Education and Prescribing Safety) program. The S.T.E.P.S.(R) program requires that all physicians prescribing THALOMID(R), all pharmacies dispensing THALOMID(R) and all patients being treated with THALOMID(R) must be included in a registry. Inclusion in the registry in turn ensures that the physicians, pharmacists and patients have participated in the education program for the safe and appropriate use of THALOMID(R).

         General and administrative expenses consist primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes. Selling, general and administrative expenses decreased by approximately 6% for the three months ended September 30, 2002 to $15.7 million from $16.7 million in the same period in 2001. The decrease was due primarily to expenses associated with the education, registration and validation required for the rollout of the enhanced S.T.E.P.S.(R) system in September of 2001.

         Interest and other income and expense: Interest and other income for the third quarter of 2002 decreased approximately 7% to approximately $5.4 million from $5.8 million in the same period in 2001. The decrease was primarily due to lower interest income due to lower interest rates and lower balances of marketable securities offset by an increase in realized gains on the sale of securities in the third quarter of 2002.

         Interest expense for the third quarter of 2002 decreased to approximately $11,000 from approximately $23,000 in the same period in 2001. The decrease was due primarily to the expiration of a three year capital equipment lease in July 2001.

          Net income (loss): We recorded a net loss of $1.0 million in the three month period ended September 30, 2002 compared to a loss of $6.3 million in the same period in 2001. The decreased loss was due to increased revenue of $8.1 million offset by the increase in costs and expenses of $2.4 million and the decrease in interest and other income of $0.4 million.

Nine month period ended September 30, 2002 vs.
Nine month period ended September 30, 2001
------------------------------------------

         Total revenue: Our total revenue for the nine months ended September 30, 2002 increased 36% to $98.6 million compared with $72.5 million in the same period of 2001. Revenue in 2002 consisted of THALOMID(R) sales of $85.1 million, Focalin(TM) sales of $3.8 million, Ritalin(R) product royalties of $3.2 million and other collaborative agreements revenue of $6.4 million compared with THALOMID(R) sales of $57.4 million, collaborative agreements revenue of $13.2 million and related-party revenue of $1.9 million in the same period of 2001.

Increasing use of THALOMID(R) by oncologists in the treatment of various types of cancer, especially in multiple myeloma, as well as the $3.8 million of Focalin(TM) sales in 2002, contributed to the 55% growth in product sales. The decrease in collaborative agreements revenue is primarily attributable to the completion of the amortization in November 2001 of the up-front payment on a research agreement with Novartis Pharma AG. Related-party revenue declined in 2002 as a result of the initial term of our agreement with Axys Inc. ending in October 2001. The agreement has not been extended.

         Cost of goods sold: Cost of goods sold during the first nine months of 2002 was $12.2 million or 13.7% as a percent of product sales compared with approximately $8.8 million or 15.3% as a percent of product sales in the comparable period in 2001. The decrease in cost of goods sold as a percent of product sales is attributable to more favorable quality control and quality assurance costs and lower freight costs related to THALOMID(R) sales. Cost of goods sold for the first nine months of 2002 relating to Focalin(TM) sales was lower than the normal cost at standard as some manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorable treatment will continue until the cost associated with the quantity previously expensed is completely sold.

         Research and development expenses: Research and development expenses increased by 22% for the nine months ended September 30, 2002 to $57.6 million from $47.3 million in the same period in 2001. During the first nine months of 2002, approximately $32.9 million was spent on THALOMID(R) and the IMiDs(R) and SelCIDs(TM), primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses. We spent approximately $24.7 million in our gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs.
         As a percent of total revenue, research and development expenses were approximately 58% and 65% for the nine months ended September 30, 2002 and 2001, respectively. As a result of increasing revenue, research and development expenses may continue to decrease as a percent of total revenue although the actual dollar amount will continue to increase as we move our earlier stage compounds through preclinical and clinical programs.

         Selling, general and administrative expenses: Selling, general and administrative expenses increased by 22% for the nine months ended September 30, 2002 to $50.2 million from $41.1 million in the same period in 2001. The increase was due primarily to the expansion of the sales and marketing organization and related expenses, an increase in customer service staff as well as expenses related to a new customer service and enhanced S.T.E.P.S.(R) system (System for Thalidomide Education and Prescribing Safety). As a percent of total revenue, selling, general and administrative expenses were approximately 51% and 57% for the nine month periods ended September 30, 2002 and 2001, respectively.

         Interest and other income and expense: interest and other income for the first nine months of 2002 increased 10.6% to approximately $17.8 million from $16.1 in the same period in 2001. The increase was primarily due to an increase in realized gains of $3.3 million on the sale of corporate bonds offset by lower interest income due to lower interest rates in 2002.

         Interest expense for the first nine months of 2002 decreased to approximately $26,300 from approximately $73,400 in the same period in 2001. The decrease was due primarily to the expiration of a three year capital equipment lease in July 2001.

         Net loss: The net loss for the nine month period ended September 30, 2002 decreased to $3.6 million from $8.6 million in the same period of 2001. The decreased loss was due to increased revenue of $26.1 million and higher interest and other income of approximately $1.7 million offset by the increase in costs and expenses of approximately $22.7 million.

     Liquidity and capital resources: Since inception, we have financed our working capital requirements primarily through product sales, private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net product sales totaling approximately $263.0 million through September 30, 2002. We also received $38.5 million from two separate research and license agreements from 2000 through 2002.

         Our net working capital at September 30, 2002 decreased approximately 5% to $291.9 million from $306.5 million at December 31, 2001. The decrease in working capital was primarily due to lower total cash, cash equivalents and marketable securities and deferred revenue offset by higher inventories and other current assets, principally prepaid insurance and other prepaids.

         Cash and cash equivalents increased to $100.7 million in the first nine months of 2002 from $47.1 million at December 31, 2001 while investments in marketable debt securities decreased to $188.3 million from $262.9 million in the same period. Total cash, cash equivalents and marketable securities decreased by approximately $21.1 million reflecting the increase in research and development and selling, general and administrative spending during the first nine months of 2002 as well as a decrease in the unrealized gain on our marketable securities portfolio of $2.3 million reflecting current market conditions.

         We expect that our rate of spending will increase as the result of research and product development spending, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID(R) and increased capital investments. Our current funds, combined with the increasing revenue from sales of THALOMID(R), revenue from the Ritalin(R) products associated with the Novartis collaboration and various research agreements and collaborations are expected to provide sufficient capital for our operations for the foreseeable future.

Contractual Obligations

         Our major outstanding contractual obligations relate to our operating (facilities) leases. Our facilities lease expense in future years will increase over previous years as a result of a new lease arrangement entered into in December 2001.

         We lease a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2007 with two five-year renewal options, and an adjoining 29,000-square foot facility which has a term ending in July 2010 with two five-year renewal options. Monthly rental expenses at this site are approximately $64,000. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party that has a term ending in December 2009 with two five-year renewal options. Monthly rental expenses for this facility are approximately $46,000. We believe that our laboratory facilities are adequate for our research and development activities for at least the next 12 months. During the third quarter 2002, we entered into a lease for an additional 11,400 square feet in a nearby facility. Monthly rental expense is approximately $17,000.

         We also lease offices and research facilities in San Diego, California under three operating lease agreements for our West Coast research operations. The minimum annual rents are subject to specified annual rental increases. We also reimburse the lessor for taxes, insurance and operating costs associated with the leases. Monthly rental expense for these facilities is approximately $81,000. Under the terms of the lease, we have an outstanding letter of credit for $150,000 in favor of the lessor, which is fully collateralized by cash. In December 2001, we entered into a new ten-year lease for a 78,200 square foot facility to consolidate our West Coast research operations into one building. We commenced occupation of that facility in the fourth quarter 2002. Monthly rental expense of approximately $172,000 for the new facility began in mid September 2002. We intend to sublease the current facilities until the leases expire in December 2003.

         We have entered into agreements with various contractors to improve the new facility we are leasing in San Diego, California. Under such agreements, we have contracted to spend approximately $6.7 million for tenant improvements in the new research facility. We expect to expend funds in the approximate amount of $1.5 million for the remainder of this project over the next three months. This project is being funded through our current capital resources.

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

Certification of Financial Statements

         The certifications by the Company's Chief Executive Officer and Chief Financial Officer of this report on Form 10-Q as required by section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of commercial paper and U.S. government and corporate securities. These financial instruments may be classified as securities available for sale and carried at fair value or held to maturity and carried at amortized cost depending upon our intent. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported as a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income and other income. We do not use financial derivatives for investment or trading purposes. As of September 30, 2002, all securities have been classified as available for sale.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of September 30, 2002:

                                                                             2007 and
                       2003          2004          2005          2006         beyond        Total       Fair Value
                     --------      --------      --------      --------      --------      --------     ----------
(in Thousands $)
Fixed Rate           $ 20,800      $     --      $ 20,510      $ 64,345      $ 76,775      $182,430      $186,293
Average Interest
Rate                     6.76%           --          8.02%         6.78%         7.25%         7.11%

Variable Rate              --            --            --            --      $  2,000      $  2,000      $  2,000
Average Interest
Rate                       --            --            --            --          8.00%         8.00%
                     --------      --------      --------      --------      --------      --------      --------
Total                $ 20,800      $     --      $ 20,510      $ 64,345      $ 78,775      $184,430      $188,293

  The fair value of fixed interest rate instruments are affected by changes in interest rates.

Item 4. Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. Celgene Corporation's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Form 10-Q, are effective.

         (b) Changes in Internal Controls. There have been no significant changes in Celgene Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II  --  OTHER INFORMATION

Item 1.   --   None

Item 2.   --   None

Item 3.   --   None

Item 4.   --   None

Item 5.   --   Other Information:

None

Item 6.  Exhibits

10.1 Amendment No. 1 to 1992 Long-Term Incentive Plan, effective as of June 22, 1999.

10.2 Amendment No. 1 to 1995 Non-Employee Directors' Incentive Plan, effective as of June 22, 1999.

10.3 Amendment No. 2 to 1995 Non-Employee Directors' Incentive Plan, effective as of April 18, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CELGENE CORPORATION

DATE  November 13, 2002                            BY /s/ Robert J. Hugin
      -----------------                               --------------------------
                                                      Robert J. Hugin
                                                      Senior Vice President
                                                      Chief Financial Officer

DATE  November 13, 2002                            BY /s/ James R. Swenson
      -----------------                               --------------------------
                                                      James R. Swenson
                                                      Controller
                                                      (Chief Accounting Officer)

                                 Certifications

I, John W. Jackson, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Celgene
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                                         /s/ John W. Jackson
                                                         -----------------------
                                                         John W. Jackson
                                                         Chairman of the Board
                                                         Chief Executive Officer

I, Robert J. Hugin, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Celgene
         Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                                         /s/ Robert J. Hugin
                                                         -----------------------
                                                         Robert J. Hugin
                                                         Chief Financial Officer

EXHIBIT
  NO.                           EXHIBIT DESCRIPTION
-------                         -------------------

10.1 Amendment No. 1 to 1992 Long-Term Incentive Plan, effective as of June 22, 1999.

10.2 Amendment No. 1 to 1995 Non-Employee Directors' Incentive Plan, effective as of June 22, 1999.

10.3 Amendment No. 2 to 1995 Non-Employee Directors' Incentive Plan, effective as of April 18, 2000.