Form 10-K
period 2002-12-31
CELGENE CORP /DE/
filed 2003-03-31
CIK 816284

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
For the fiscal year ended December 31, 2002

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from ___________ to ___________

Commission File No. 0-16132

                               CELGENE CORPORATION
                              -------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                22-2711928
 ------------------------------------           --------------------------------
    (State or other jurisdiction of             (I.R.S. Employer Identification)
    incorporation or organization)

           7 Powder Horn Drive                               07059
           Warren, New Jersey                              ----------
  -------------------------------------                    (Zip Code)
(Address of principal executive offices)

                                 (732) 271-1001
                    -----------------------------------------
              (Registrant's telephone number, including area code)

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

                                  Yes  X  No
                                      ---

   Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Act).

                                  Yes  X  No
                                      ---

     The aggregate market value of voting stock held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant's most recently completed second quarter, was $1,135,431,360, based on the last reported sale price of the registrant's Common Stock on the NASDAQ National Market on that date. There were 80,448,475 shares of Common Stock outstanding as of March 1, 2003.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

     The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:

     Part III, Item 10, Directors and Executive Officers of the Registrant;
     Part III, Item 11, Executive Compensation;
     Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management (except for that portion of Item 12 relating to Equity Compensation Plan Information);
     Part III, Item 13, Certain Relationships and Related Transactions;
     Part III, Item 15, Principal Accountant Fees and Services

     In addition, the portion of Item 5 in Part II relating to Equity Compensation Plan Information is cross-referenced to Part III, Item 12, of this Annual Report on Form 10-K.

================================================================================

                CELGENE CORPORATION ANNUAL REPORT ON FORM 10-K


                               TABLE OF CONTENTS

ITEM NO.                                                                          PAGE
-----------                                                                      -----
  Part I
   1.        Business .........................................................    1
   2.        Properties .......................................................   32
   3.        Legal Proceedings ................................................   33
   4.        Submission of Matters to a Vote of Security Holders ..............   33
  Part II
   5.        Market for Registrant's Common Equity and Related
             Stockholder Matters ..............................................   34
   6.        Selected Consolidated Financial Data .............................   35
   7.        Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..............................   36
   7a.       Quantitative and Qualitative Disclosures About Market
             Risk .............................................................   43
   8.        Financial Statements and Supplementary Data ......................   44
   9.        Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ..............................   44
  Part III
  10.        Directors and Executive Officers of the Registrant ...............   45
  11.        Executive Compensation ...........................................   45
  12.        Security Ownership of Certain Beneficial Owners and
             Management .......................................................   45
  13.        Certain Relationships and Related Transactions ...................   46
  14.        Controls and Procedures ..........................................   46
  15.        Principal Accountant Fees and Services ...........................   46
  Part IV
  16.        Exhibits, Financial Statements, and Reports on Form 8-K ..........   47
             Signatures .......................................................   50

ITEM 1. BUSINESS

     We are a fully-integrated biopharmaceutical company, incorporated in 1986 as a Delaware corporation. We are primarily engaged in the discovery, development and commercialization of novel therapies designed to treat cancer and immunological diseases through regulation of cellular, genomic and proteomic targets. We had total revenues of $135.7 million in 2002 and a net loss of $100.0 million, which included a charge to operations of $32.2 million attributable to a litigation settlement and related agreements and $55.7 million related to an acquired in-process research and development charge in connection with the acquisition of Anthrogenesis Corp. We had an accumulated deficit of $322.4 million at December 31, 2002 and have since our inception in 1986 financed our working capital requirements primarily through product sales, public and private sales of our equity securities and debt, income earned on the investment of the proceeds from the sale of such securities and revenues from research contracts and license payments.

     We have built a highly integrated discovery, development and commercialization platform for drug and cell-based therapies that enables the company to both create and retain significant value within its therapeutic franchise areas of cancer and immunological diseases. This target-to-therapeutic platform integrates both small molecule and cell-based therapies and spans the key functions required to generate a large and diverse pipeline of new drug and cell therapy candidates, including: (i) cell biology, genomics, proteomics and informatics technologies for identifying and validating clinically important therapeutic targets; (ii) high throughput screening systems combined with diverse and focused compound libraries for discovering new drug leads; (iii) computational and medicinal chemistry for optimizing drug candidates; (iv) in vitro and in vivo models of disease for preclinical evaluation of drug efficacy and safety; (v) a clinical and regulatory organization highly experienced in the development of pharmaceutical agents; and (vi) an approximately 160-person sales and marketing organization. The parallel development of chemotherapeutic and biotherapeutic agents may allow us to provide physicians/clinicians with a more comprehensive and integrated set of therapeutic solutions for managing complex human diseases such as cancer and immuno-related diseases.

      We have three major commercial-stage programs:

    o THALOMID(Reg. TM) (THALIDOMIDE), is approved in the United States for the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, and as maintenance therapy to prevent and suppress cutaneous manifestation recurrences. ENL, a complication of leprosy, is a chronic bacterial disease. We distribute THALOMID(Reg. TM) in the United States through our commercial organization. Working with the FDA, we developed a novel comprehensive education and distribution program, the "System for Thalidomide Education and Prescribing Safety," or S.T.E.P.S.(Reg. TM), that is designed to support the safe and appropriate use of THALOMID(Reg. TM). We also intend to seek marketing approval for THALOMID(Reg. TM) for the treatment of early-stage multiple myeloma and metastatic renal cell carcinoma.

    o We have a major collaboration with Novartis Pharma AG concerning the entire Ritalin(Reg. TM) family of drugs. We developed Focalin(TM) (d-MPH), the chirally pure version of Ritalin(Reg. TM), that is approved for the treatment of attention deficit disorder and attention deficit hyperactivity disorder, or ADD/ADHD, in school-age children. The use of chirally pure compounds, such as Focalin(TM), can result in significant clinical benefits. Many non-chirally pure pharmaceuticals contain two configurations, known as isomers, which are mirror images of each other. Generally these isomers interact differently with their biological targets causing one isomer to have a beneficial effect and the other isomer to have either no effect or potentially undesirable side effects. In April 2000, we granted Novartis an exclusive license (except Canada) for the development and marketing of Focalin(TM) in return for substantial milestone payments and royalties on Focalin(TM) and the entire Ritalin(Reg. TM) family of drugs. In 2002, Novartis launched Focalin(TM) and Ritalin(Reg. TM) LA, the long-acting version of Ritalin(Reg. TM), in the United States. We have retained the exclusive commercial rights to Focalin(TM) for oncology-related disorders such as cognitive dysfunction associated with chemotherapy.

    o CELLULAR THERAPEUTICS. In 2002 we acquired Anthrogenesis Corp., a privately held biotherapeutics company pioneering the recovery of stem cells from human placental tissue that now operates as

       Celgene Cellular Therapeutics, our wholly owned subsidiary. Celgene Cellular Therapeutics' proprietary technology allows for the procurement of large quantities of high-potential stem cells from human placental tissue. Celgene Cellular Therapeutics has developed proprietary methods for collecting, processing and storing placental stem cells and is developing three main business units: stem cell banking for transplantation, private stem cell banking and the development of biomaterials for organ and tissue repair.

     Our preclinical and clinical-stage pipeline of new drug candidates and cell therapies is highlighted by seven classes of small molecule, orally administered therapeutic agents designed to selectively regulate disease-associated genes and proteins:

    o IMMUNOMODULATORY DRUGS (IMIDS(TM)). IMiDs(TM) are novel small molecule, orally available compounds that modulate the immune system. We have advanced two IMiDs(TM), REVIMID(TM) (CC-5013) and ACTIMID(TM) (CC-4047), into clinical trials in cancer and inflammatory diseases. We recently initiated two pivotal programs for REVIMID(TM) in multiple myeloma and metastatic melanoma that consist of multi-center, controlled, double-blind trials conducted in the United States and internationally. In addition, REVIMID(TM) is also being evaluated in myelodysplastic syndromes, glioblastoma and serious inflammatory diseases. ACTIMID(TM), a second class of IMiDs(TM), is being tested in a Phase I/II clinical trial in refractory multiple myeloma. Interim data from this trial demonstrated that ACTIMID(TM) has anti-tumor activity in multiple myeloma and has a manageable toxicity profile. ACTIMID(TM) and REVIMID(TM) have different activity profiles that may be better suited for different disease types. A third IMiD(TM) is currently undergoing preclinical efficacy and safety evaluation. The IMiD(TM) class of drug candidates is covered by a comprehensive intellectual property estate of U.S. and foreign issued patents and pending patent applications including composition-of-matter and use patents.

    o SELECTIVE CYTOKINE INHIBITORY DRUGS (SELCIDS(TM)). SelCIDs(TM) are novel small molecule, orally available modulators of the phosphodiesterase type form 4 (PDE 4) target that inhibit tumor necrosis factor-alpha, or TNF-, and interleukin-1 , or IL-1, cytokines that have been linked to the onset and progression of inflammatory diseases and potentially cancer. Our lead SelCID(TM), CC-1088, completed a Phase I/II trial in patients with Crohn's disease and demonstrated anti-inflammatory activity. CC-1088 is also being studied as a potential treatment for myelodysplastic syndromes in a Phase II clinical trial. A second SelCID(TM), CC-7085, was well-tolerated in a Phase I trial and a third, more potent SelCID(TM), CC-1004, is expected to begin clinical trials in 2003.

    o BENZOPYRANS. Our first compound from our San Diego Research Division to enter the clinic, CC-8490, completed a Phase I safety trial and was well-tolerated in healthy human volunteers. CC-8490 demonstrated anti-proliferative effects and the ability to induce apoptosis in preclinical models of cancer. We plan to initiate a Phase I/II study of CC-8490 in glioblastoma later in 2003. We have a Collaborative Research and Development Agreement with the National Cancer Institute for this group of compounds.

    o SELECTIVE ESTROGEN RECEPTOR MODULATORS (SERMS). SERMs are compounds that mimic the positive effects of estrogen while blocking the hormone's negative effects. Estrogen is a hormone that has a broad spectrum of effects on tissues in both women and men. Although the hormone's biological effects are often beneficial, estrogen is also a potent growth factor in breast and other reproductive tissues that can cause or contribute to cancer. For cancer indications, our SERMs are designed to block certain harmful stimulatory effects of estrogen and other factors targeted by these agents. In treating osteoporosis, our SERMs are designed to mimic the positive effects of estrogen by inhibiting bone loss and providing potential cardiovascular protection in pre- and post-menopausal women, while avoiding some of estrogen's adverse effects such as increased risk of breast and uterine cancer. We have a Collaborative Research and License Agreement with Novartis to discover and develop SERMs for the treatment and prevention of osteoporosis.

    o KINASE INHIBITORS. Our kinase inhibitors include c-Jun N-terminal kinase, or JNK, and nuclear factor kappa beta, or NF (Kappa Beta), inhibitors. Kinases are regulatory proteins that control cell growth, diffentiation and survival/death by transmitting biological signals from a cell's exterior environment to its nucleus, where genes that maintain health and genes that cause disease are turned on and off in response to these signals. Kinase inhibitors bind to and block the activity of gene-regulating kinases, such as JNK and NF-(Kappa Beta), thereby inhibiting the ability of kinase proteins to turn on specific genes that cause or contribute to disease. We have a major JNK drug discovery and development program, as well as a comprehensive patent estate covering JNK and other important kinases.

    o TUBULIN INHIBITORS. The newest class of compounds that we have developed is the tubulin inhibitors. This novel class of anti-proliferative compounds contains multiple drug candidates that have numerous anti-cancer mechanisms. In preclinical models, our proprietary tubulin inhibitors have demonstrated activity against drug resistant cancer cells, inhibition of inflammatory cytokines and anti-angiogenic activity.


    o LIGASE MODULATORS. Ubiquitin ligases are important molecules that control key cellular functions by maintaining appropriate levels and types of proteins within cells. Ubiquitin-mediated protein modulation regulates a broad range of cellular processes including cell proliferation, differentiation and survival/death. When disease-preventing proteins, such as tumor suppressor proteins, are inappropriately removed or disease-causing proteins such as tumorgenic proteins are not properly eliminated from cells, abnormalities in cellular functions may occur and cause diseases such as cancer and inflammation. Our novel ubiquitin ligases modulate key cell signaling proteins and are accessible targets for developing selective small molecule drugs to treat cancer and inflammatory diseases. Based on this data, we are developing a growing portfolio of small molecule modulators of potential proprietary E3 ligases. We are establishing a leading intellectual property estate in the emerging field of ubiquitin ligase-biogenetic activities and mediated protein turnover that includes thirty-eight potentially proprietary ligase targets.

CELGENE PRODUCT OVERVIEW

     The target disease indications and the development and commercial status of THALOMID(Reg. TM), Focalin(TM) and our drug candidates currently under development are outlined in the following table:

PRODUCT               DISEASE INDICATION      COLLABORATOR         STATUS
--------------------- ----------------------- -------------------- --------------------------------
THALOMID(Reg. TM)     ENL                                          Marketed.
                      Multiple Myeloma                             Phase III trials ongoing.
                                                                   Additional trials ongoing and
                                                                   planned.
                      Renal Cancer                                 Phase II/III trials ongoing and
                                                                   planned.
                      MDS                                          Phase III trial ongoing.
                      Colorectal Cancer       Pharmacia            Phase II trials ongoing.
                      Inflammatory Diseases                        Phase II trials ongoing and
                                                                   planned.
IMiDs(TM)
 REVIMID(TM)          Multiple Myeloma                             Phase II/III trials ongoing.
                                                                   Additional trials planned.
                      Malignant Metastatic                         Phase II/III trials ongoing.
                      Melanoma
                                                                   Additional trials planned.
                      MDS                                          Phase II trials ongoing.
                                                                   Additional registration studies
                                                                   planned.
                      Solid Tumor Cancers                          Phase I/II trials ongoing and
                                                                   expanded. Additional trials
                                                                   planned.
                      Inflammatory Diseases                        Phase I/II trials ongoing and
                                                                   planned.
ACTIMID(TM)           Multiple Myeloma                             Phase I/II trial ongoing.
                      Prostate Cancer                              Phase I/II trials planned.
SelCIDs(TM)
 CC-1088              Crohn's Disease                              Phase II trial completed.
                      MDS                                          Phase II trial ongoing.
 CC-7085              Inflammatory Diseases                        Phase I trial completed.
 CC-1004              Inflammatory Diseases                        Phase I/II trials planned.
BENZOPYRANS
 CC-8490              Cancer                                       Phase I trial completed.
                                                                   Additional trials planned.
SERMs
 SERM(alpha)          Osteoporosis            Novartis Pharma AG   Preclinical studies ongoing.
KINASE INHIBITORS
 JNK
  CC-401              Cancer/Inflammatory
                      Diseases                                     Phase I trials completed.
                                                                   Additional trials planned.
 IKK-2                Cancer/Inflammatory     Serono SA
                      Diseases                                     Preclinical studies ongoing.
 P38/MEK              Cancer/Inflammatory
                      Diseases                                     Drug discovery ongoing.
TUBULIN INHIBITORS
 CC-5079              Cancer                                       Preclinical studies ongoing.
 CC-4089              Cancer                                       Preclinical studies ongoing.

LIGASES               Cancer/Inflammatory
                      Diseases                                     Drug discovery ongoing.
FOCALIN(TM)           ADD/ADHD                Novartis Pharma AG   Marketed.
                      Chemotherapy-induced
                      fatigue and Cognitive
                                                                   Phase II trial ongoing.
                      Dysfunction
RITALIN(Reg. TM) LA   ADD/ADHD                Novartis Pharma AG   Marketed.
FOCALIN(TM) LA        ADD/ADHD                Novartis Pharma AG   Trials planned.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap.

     o PHASE I CLINICAL TRIALS

     If the FDA allows a request to initiate clinical investigations to become effective, Phase I human clinical trials can begin. These tests usually involve a small number of healthy volunteers or patients. The tests study a drug's safety profile, and may include the safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

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

OVERVIEW OF GENES AND DISEASE

     Genes control all cellular functions responsible for maintaining human health. Gene regulation is a highly controlled process in which specific sets of genes are activated and inactivated to maintain the body's essential functions, as well as to fight disease. Genes are controlled by networks of proteins inside cells that relay biologic information through pathways from a cell's surface to its nucleus where genes are activated or inactivated in response to these signaling events. These cell signaling pathways consist of several large and distinct classes of gene regulating proteins that include transcription factors, kinases and ligases. Transcription factors are molecular switches that bind to the regions of genes that control the level and duration of gene expression and protein production. Kinases are enzymes that transmit information within cells and selectively regulate gene expression. Ligases control the levels and types of gene regulating proteins in cells. Each of these three classes of gene regulatory proteins controls multiple genes that contribute to disease.

     Recent advances in cellular and molecular biology have demonstrated that malfunctions in gene regulation trigger cells to produce inappropriate amounts or types of proteins that give rise to many complex human diseases. For example, over-activation of certain genes and overproduction of their protein products can cause uncontrolled proliferation of cells characteristic of cancer and inflammatory diseases. Alternatively, under-activation of critical genes and their protein products, such as tumor suppressors, also may give rise to diseases including cancer.

     Genomics is the large-scale identification and characterization of the genes that comprise the human genome, which is advancing drug discovery and development. The entire human genome has been sequenced, and this information is being compiled in databases. These genomic databases only provide a starting point for understanding the role of genes in disease because gene sequence data, by itself, provides limited information about a gene's relationship to a specific disease. To fully capitalize on the therapeutic potential of genomics, it is necessary to map critical gene regulating pathways and identify key proteins in these pathways that can serve as drug targets for disease therapy.

     Many conventional drug discovery efforts have focused on identifying compounds that have been directed toward extracellular targets -- either cell surface receptors or proteins produced and secreted by cells -- that indirectly regulate gene expression. Many of these drugs provide only symptomatic relief of disease and do not treat the molecular causes of disease. For example, standard rheumatoid arthritis therapies such as non-steroidal anti-inflammatory drugs (e.g., Ibuprofen) only relieve the symptoms of pain and inflammation. These drugs do not address the destruction of arthritic joints caused by rheumatoid arthritis. Drugs directed toward targets outside the cell also have a number of potential limitations because they often control only a few of the specific sets of genes and proteins that are responsible for the onset and progression of disease and may even cause detrimental side effects due to their non-specific action. An additional limitation is that many current drugs must be injected and are not orally available.


OVERVIEW OF OUR GENE AND PROTEIN-REGULATING TECHNOLOGY

     We have developed and integrated a large set of proprietary drug targets and drug discovery technologies to accelerate the application of genomics and proteomics to the discovery of important new classes of gene and protein-regulating drugs. To identify specific drug targets, we map gene-regulating pathways to identify proteins that control disease-associated genes. This information is then used to discover novel gene and protein-regulating drugs by applying our drug discovery engine. We believe our discovery and development capabilities provide us with a highly advanced and competitive technology platform for target and drug discovery. This engine consists of:

     o ADVANCED CELLULAR, MOLECULAR AND GENOMIC TECHNOLOGIES.

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

     o TARGET FOCUSED HIGH THROUGHPUT SCREENING SYSTEMS AND COMPOUND LIBRARIES.


     We have assembled a library of distinct small molecule compounds and natural products that we screen using our proprietary biochemical and cell-based assay technologies. Our drug discovery systems are capable of determining the activity and specificity of a compound across multiple genes and proteins.

     o A PROPRIETARY, KINASE-FOCUSED COMPOUND LIBRARY.

     We have identified the active sites, or molecular locks, on a number of gene-regulating kinase targets using our extensive knowledge of the three-dimensional structures of these targets. We believe gene-regulating targets identified in the future will contain similar locks. Our kinase inhibitor library is designed to contain compounds expected to fit, like molecular keys, into these locks, enhancing our ability to identify effective inhibitors of current as well as undiscovered gene-regulating kinase targets. In addition, we design these compounds with attractive pharmaceutical properties, such as solubility, chemical stability, non-reactivity and the ability to be taken orally, which may accelerate the development of viable drug candidates.

     o STRUCTURE-BASED DRUG DESIGN.

     We use our proprietary three-dimensional models of drug targets, combined with advanced chemistry technologies, to generate drug leads and advance drug candidates into preclinical and clinical development.

     Our drug discovery and development programs are focused principally on cancer and inflammatory diseases in which gene dysregulation plays a major role in the onset and progression of these complex multi-genic diseases.

THALOMID(Reg. TM)

     In July 1998, we received approval from the U.S. Food and Drug Administration to market THALOMID(Reg. TM) for the treatment of acute cutaneous manifestations of moderate to severe ENL and as maintenance therapy for prevention and suppression of cutaneous manifestation recurrences. ENL is an inflammatory complication of leprosy associated with excess TNF- production. Although leprosy is relatively rare in the United States, the disease afflicts millions worldwide. ENL occurs in about 30% of leprosy patients and is characterized by skin lesions, acute inflammation, fever and anorexia. Thalidomide was developed initially as a sedative, and was widely prescribed by doctors in Europe in the late 1950s and early 1960s to pregnant women for relief of morning sickness. After severe birth defects were associated with its use, thalidomide was virtually removed from the world market. Thalidomide was later discovered to have therapeutic effects in the treatment of ENL. Although the FDA had never approved the marketing of thalidomide until 1998, the U.S. Public Health Service has dispensed the drug for the treatment of ENL for the previous 25 years. We note that thalidomide's history may limit market acceptance of THALOMID(Reg. TM).

     THALOMID(Reg. TM) is the first drug approved under a special "Restricted Distribution for Safety" regulation, and we launched THALOMID(Reg. TM) in late September 1998 with our patented S.T.E.P.S.(Reg. TM) program. S.T.E.P.S.(Reg.
TM) is designed to support the safe and appropriate use of THALOMID(Reg. TM) and is part of the approved labeling for THALOMID(Reg. TM). In 2002, THALOMID(Reg. TM) revenue totaled $119 million.

     We are currently developing THALOMID(Reg. TM) for the treatment of a variety of serious diseases for which we believe there are no adequate approved therapies. THALOMID(Reg. TM) has been, or is being evaluated in more than 200 clinical trials, some sponsored by the National Cancer Institute, or NCI, as a potential therapy for cancer and inflammatory diseases. Key indications include multiple myeloma, myelodysplastic syndromes, renal cell carcinoma and colorectal cancer. Our current intent is to seek FDA approval for THALOMID(Reg.
TM) in early-stage multiple myeloma patients and renal cell carcinoma patients.

     Our work with thalidomide was originally based on a scientific collaboration with The Rockefeller University's Laboratory of Cellular Physiology and Immunology. In the early 1990s, researchers at The Rockefeller University discovered that thalidomide is a selective modulator of TNF- and, therefore, could be of potential benefit in many serious immunological diseases, including cachexia and other AIDS-related conditions. We believe that in serious and debilitating disease states, the risk of birth defects and other potential side effects related to thalidomide is outweighed by the drug's potential clinical benefits. The Rockefeller University has granted us certain exclusive rights and licenses to manufacture, use and sell thalidomide for treating the toxicity associated with high concentrations of TNF- in septic shock, cachexia and HIV-related disease states. Subsequently, researchers at the Children's Medical Center Corporation, or CMCC, which is affiliated with Harvard University, discovered that thalidomide is anti-angiogenic and filed patents on this utility. In December 1998, we were granted an exclusive license to these patents by CMCC, some of which have not yet issued in the United States.

     As a result of our own applications and designations acquired from the CMCC, we now have Orphan Drug designations from the FDA for THALOMID(Reg. TM) covering primary brain malignancies, HIV-associated wasting syndrome, severe Recurrent Aphthous Stomatitis, or RAS, clinical manifestations of mycobacterial infections caused by mycobacterium tuberculosis and non-tuberculous mycobacteria, ENL, multiple myeloma, Crohn's disease and Kaposi's sarcoma. If the FDA approves any of these indications for THALOMID(Reg. TM), we will be granted a seven-year period of exclusivity during which time the FDA is prohibited, except under certain conditions, from approving another version of thalidomide for the approved indication. In November 2001, we were also granted European Orphan Drug status for THALOMID(Reg. TM) in multiple myeloma and ENL. In addition, patents related to S.T.E.P.S.(Reg. TM) provide additional protection as the S.T.E.P.S.(Reg. TM) program is included in the THALOMID(Reg.
TM) label.

THALOMID(Reg. TM) AND ONCOLOGY

     Cancer tissue stimulates the growth of blood vessels essential for tumor growth, tissue invasion and metastasis. Specifically, primary tumors are believed to remain clinically insignificant unless they can obtain nourishment from their host. Biochemically, an invasive tumor induces the production of several growth factors that cause the formation of new blood vessels, termed angiogenesis. Almost three decades ago, it was proposed that this process of tumor angiogenesis could be a promising new target of cancer therapy. Anti-angiogenic compounds were believed to work by reducing or halting remaining tumor growth, and could also be used in conjunction with more traditional chemotherapeutic agents. Thalidomide was discovered to be anti-angiogenic at the CMCC in Boston. We are currently working with the NCI and a number of clinical investigators to assess the potential of THALOMID(Reg.
TM) in the treatment of various cancers. Currently, we estimate that approximately 92% of THALOMID(Reg. TM) prescriptions are in oncological indications.

     MULTIPLE MYELOMA. Multiple myeloma is the second most common hematologic malignancy diagnosed in the United States. It is a malignant disorder of plasma cells residing in the bone marrow and is characterized by the prominent appearance of a certain monoclonal antibody, or M-protein, in the blood or urine of patients. There is a high morbidity and mortality associated with multiple myeloma that includes bone fractures, bone marrow failure and kidney failure.

     According to the Multiple Myeloma Research Foundation and the American Cancer Society, there are approximately 45,000 people in the United States living with multiple myeloma with over 14,000 new cases and 11,000 deaths expected this year. While current treatment regimens provide some therapeutic benefits, multiple myeloma patients continue to relapse and suffer high mortality rates. Additionally, current treatments for multiple myeloma have detrimental side effects, and there is a great need for safer and more effective alternatives.

     THALOMID(Reg. TM) is currently being evaluated as a potential therapy for every disease stage of multiple myeloma, including monoclonal gammopathy of uncertain significance, or MGUS, smoldering, newly diagnosed, relapsed and refractory. Several investigators at leading cancer research centers have reported data on the response rate, the median effective dose and the average duration of response for multiple myeloma patients treated with THALOMID(Reg.
TM) in clinical trials.

   o Newly Diagnosed Multiple Myeloma. Peer-reviewed studies from MD Anderson Cancer Center and the Mayo Clinic evaluating the use of the orally administered combination of THALOMID(Reg. TM) and dexamethasone for newly diagnosed multiple myeloma were published in the Journal of Clinical Oncology. Dr. S. Vincent Rajkumar of the Mayo Clinic reported that 32 of 50 patients (64 percent) achieved a greater than 50 percent reduction in M-protein, and an additional 14 patients (28 percent) achieved a reduction in M-protein of between 25 and 50 percent. The regimen was generally well-tolerated, and the most commonly reported grade one or two adverse events were constipation, sedation, neuropathy, edema, infection and bone pain. Based on this data, we have initiated a pivotal trial for THALOMID(Reg. TM) plus dexamethasone in early-stage multiple myeloma, and we intend to seek FDA approval for THALOMID(Reg. TM) in this indication.

   o Relapsed and Refractory Multiple Myeloma. THALOMID(Reg. TM)'s effect on long-term survival in multiple myeloma was published in Blood in an article entitled "Extended Survival in Advanced and Refractory Multiple Myeloma After Single-agent Thalidomide: Identification of Prognostic Factors in a Phase II Study of 169 Patients." The study is a follow-up of a phase II trial of 169 advanced and refractory multiple myeloma patients with progressive disease treated with THALOMID(Reg. TM), and it extends results of 84 patients previously reported in The New England Journal of Medicine. The phase II study was initiated to evaluate the use of THALOMID(Reg. TM) in multiple myeloma patients who relapsed after high dose chemotherapy. Of the study's 169 patients, 37 percent demonstrated a 25 percent or greater reduction in myeloma protein, 30 percent demonstrated a 50 percent or greater reduction and 14 percent of patients achieved a complete or near complete response.

     The trial's principal investigator, Bart Barlogie, M.D., Ph.D., and researchers at the Arkansas Cancer Research Center reported that high-risk patients who received greater than or equal to 42 grams of THALOMID(Reg.
     TM) in a three-month period experienced higher response rates (63 percent vs. 45 percent) and longer survival time (54 percent vs. 21 percent). In addition, for the entire patient cohort, event-free survival after two years of follow-up was 20 percent, and overall survival is 48 percent.

     The study's most commonly reported side effects included one or more grade three toxicities. 25 percent of patients experienced events affecting the central nervous system, such as sedation and somnolence, confusion, depression and tremor. Sixteen percent of patients experienced gastrointestinal toxicities, mainly constipation. Neuropathy was seen in nine percent of patients, and less than two percent of patients developed deep vein thrombosis. These toxicities were found to be dose related.

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

     RENAL CELL CARCINOMA. Renal cell carcinoma, the most common form of kidney cancer, is caused when cells in the lining of the renal tubule, one of the canals that make up the kidneys, undergoes cancerous changes. The American Cancer Society estimates that about 30,800 new cases of kidney cancer are diagnosed in the United States annually. About 12,100 people die from this disease annually. Unlike most other cancers, kidney cancer does not respond to chemotherapy since one of the major functions of the kidneys is to clear the body of toxins. The only approved drug treatment for metastatic kidney cancer in the United States is Interleukin-2, or IL-2.

     We, in partnership with Baylor Cancer Center, initiated a Phase I/II study of THALOMID(Reg. TM) in combination with IL-2 in metastatic renal cell carcinoma patients. Fifteen patients received a daily THALOMID(Reg. TM) dose of 200 mg (3 patients), 400 mg (6 patients) or 600 mg (6 patients). IL-2 was given by subcutaneous injections (7mlU/m2; days 1-4, weeks 1-4). Of the 10 evaluable patients, five experienced partial response and two experienced stable disease. Adverse effects observed with THALOMID(Reg. TM) and IL-2 were sedation, constipation, skin rash, flu-like symptoms, fluid retention, hypotension and deep vein thrombosis.

     Based on these and similar data, we are planning pivotal trials and intend to seek FDA marketing approval for THALOMID(Reg. TM) in metastatic renal cell carcinoma.

     OTHER SOLID TUMORS. In addition to renal cell carcinoma, THALOMID(Reg. TM) is also used in colorectal cancer, prostate cancer, glioblastoma and metastatic melanoma.

THALOMID(Reg. TM) AND INFLAMMATORY DISEASES

     THALOMID(Reg. TM) has been shown to modulate the immune system response both in vitro and in vivo. Examples of such biological activities include the inhibition of TNF-, stimulation of the anti-inflammatory cytokine IL-10 and activation of T-cell functions. These types of activities could prove to have therapeutic benefit in a variety of inflammatory, infectious and autoimmune diseases. The two key areas of investigation at present involve inflammatory bowel disease and sarcoidosis, an inflammation of body tissue, which often attacks the lungs and lymph nodes, and scleroderma, a chronic inflammatory tissue disorder.

S.T.E.P.S.(Reg. TM)

     Working with the FDA and other governmental agencies, as well as certain advocacy groups, we designed and implemented S.T.E.P.S.(Reg. TM), for the safe and appropriate use of THALOMID(Reg. TM). This proprietary program includes comprehensive physician, pharmacist and patient education. All patients are required to use contraception, and female patients of child-bearing potential are given pregnancy tests regularly. All patients are subject to other requirements, including informed consent. Physicians are also required to comply with the educational, contraception counseling, informed consent and pregnancy testing and other elements of the program. Automatic refills are not permitted under the program, and each prescription may not exceed four weeks dosing. A new prescription is required each month.


     S.T.E.P.S.(Reg. TM) is protected by a business patent covering controlled distribution systems that register pharmacists, patients and physicians who have agreed to follow the safety program. It includes systems that track compliance and authorize each prescription based on confirmation of compliance. S.T.E.P.S.(Reg. TM) is designed as a blueprint for pharmaceutical products that offer life-saving or other important therapeutic benefits but have potentially problematic side effects.

IMIDS(TM)

     IMiDS(TM) are novel, small molecule, orally available compounds that modulate the immune system. Data published in The Journal of Immunology demonstrated that IMiDs(TM) potently inhibit the inflammatory cytokines and growth factors such as TNF-, basic fibroblastic growth factor, or bFGF, and vascular endothelial growth factor, or VEGF, that are involved in tumor development. IMiDs(TM) were also reported in Blood to enhance T-cell proliferation, IL-2 production and apoptosis, or cell death. We have advanced two IMiDs(TM), REVIMID(TM) and ACTIMID(TM), into clinical trials in cancer and inflammatory diseases.

     REVIMID(TM)

       REVIMID(TM), our lead IMiD(TM), is an orally available compound that affects multiple cellular pathways and biological targets. We are currently evaluating REVIMID(TM) in a wide range of hematological and solid tumor cancers, as well as inflammatory diseases. We are pursuing multiple regulatory pathways for REVIMID(TM).

       MULTIPLE MYELOMA. Preliminary data from a Phase II trial of REVIMID(TM) in relapsed or refractory multiple myeloma demonstrate that 39 of 46 evaluable patients (85 percent) with progressive disease experienced a reduction or stabilization in their paraprotein levels (a measure of tumor burden). Importantly, five of seven patients who experienced progressive disease on REVIMID(TM) monotherapy subsequently experienced a reduction or stabilization of paraprotein levels after REVIMID(TM) plus dexamethasone combination therapy. Therefore, 44 of 46 evaluable patients (96 percent) experienced a reduction or stabilization of paraprotein levels after either REVIMID(TM) monotherapy or REVIMID(TM) plus dexamethasone combination therapy.

       The preliminary data from the Phase II trial is very similar to final results from a Phase I/II trial of REVIMID(TM) monotherapy in relapsed or refractory multiple myeloma that we conducted in partnership with the Dana-Farber Cancer Institute. The trial demonstrated that 17 of 24 patients (71 percent) experienced at least a 25 percent reduction in paraprotein.

       MYELODYSPLASTIC SYNDROMES. Myelodysplastic syndromes, or MDS, are a group of hematologic conditions that affect approximately 50,000 people in the United States. The five types of MDS are refractory anemia, refractory anemia with ringed sideroblasts, refractory anemia with excess blasts, refractory anemia with excess blasts in formation, and chronic myelomonocytic leukemia. MDS occurs when blood cells remain in an immature, or "blast", stage within the bone marrow and never develop into mature cells capable of performing their necessary functions. Eventually, the bone marrow becomes filled with blast cells until there is no room for normal cells to develop. According to the American Cancer Society, 14,000 new cases of MDS are diagnosed each year in the United States, with average/expected survival rates ranging from six months to five years for the different types of MDS.


       Preliminary data from a Phase I/II trial of REVIMID(TM) monotherapy in MDS indicates that 12 of 18 evaluable patients (66 percent) with MDS responded to REVIMID(TM) therapy, including five patients with deletion of chromosome 5q31-33 who all achieved a complete cytogenetic response. REVIMID(TM) demonstrated significant erythropoietic and cytogenetic remitting activity in patients with MDS during the trial. Importantly, nearly all patients who responded to REVIMID(TM) achieved transfusion independence, and many patients achieved a disappearance of cytogenetic abnormalities. Based on these findings, we plan to develop a clinical program designed to achieve regulatory approval in the timeliest manner.

       PIVOTAL PROGRAMS. The pivotal program for REVIMID(TM) in relapsed and refractory multiple myeloma has been reviewed by the FDA through the Special Protocol Assessment Program and will be conducted in accordance with comments received from the FDA. The pivotal program for REVIMID(TM) in relapsed and refractory multiple myeloma consists of two identical multi-center, controlled, double-blind trials that will each compare 25 mg/day of REVIMID(TM) plus dexamethasone versus dexamethasone alone in over 300 patients with previously treated multiple myeloma. One trial will be conducted in the United States and the second will be conducted internationally. The endpoints are time to disease progression and overall survival.

       We have also initiated a pivotal program for REVIMID(TM) in refractory metastatic melanoma that is comprised of two studies that will each evaluate REVIMID(TM) in 274 patients whose disease has progressed on treatment with DTIC, IL-2, IFN- or IFN-. The primary endpoint of this program will be overall survival. The median survival for this patient population is four to six months. The first trial will be conducted in the United States and will compare two different doses of REVIMID(TM). The second trial will be conducted internationally and will compare 25 mg/day of REVIMID(TM) versus placebo.

     ACTIMID(TM)

       ACTIMID(TM), our second IMiD(TM) to enter clinical trials, is being evaluated in a Phase I/II clinical trial in refractory multiple myeloma.

       MULTIPLE MYELOMA. Interim data from an ongoing Phase I/II trial of ACTIMID(TM) in 18 relapsed and refractory multiple myeloma patients indicates that ACTIMID(TM) has anti-tumor activity in multiple myeloma and has an acceptable toxicity profile. All patients at all dose levels reportedly experienced an improvement in their clinical health while on ACTIMID(TM) therapy. Based on these data, we will initiate Phase II trials of ACTIMID(TM).

       PROSTATE CANCER. We have identified prostate cancer as the first solid tumor target indication for ACTIMID(TM), and we expect to initiate a Phase II clinical trial of ACTIMID(TM) in metastatic hormone-refractory prostate cancer in 2003. The study will evaluate the safety and preliminary efficacy of ACTIMID(TM) in patients with metastatic hormone-refractory prostate cancer.


SELCIDS(TM)

     SelCIDs(TM) are novel, small molecule drugs that modulate TNF-|jj and other disease-causing cytokines by selectively and potently inhibiting PDE 4, an enzyme whose selective inhibition has been shown to be effective in animal models of asthma and inflammation. We believe that control of TNF- at its source, versus simple removal of circulating levels of the cytokine, may facilitate more effective therapy without immune suppression. PDE 4 inhibitors, although shown to have potential therapeutic benefit in the treatment of inflammatory diseases, have also been found to have undesirable biological activities including nausea and vomiting. Phase I trials demonstrated that our first two SelCIDs(TM) are well-tolerated, with minimal side effects. Importantly, there were no signs of nausea or vomiting. Our SelCIDs(TM) were evaluated in ferret models of asthma and vomiting in which they were found to be potent anti-inflammatory agents with minimal side effects at therapeutic dosing levels.

     CC-1088

       CC-1088, our lead SelCID(TM), is being studied as a potential treatment for MDS and Crohn's disease in Phase II clinical trials. CC-1088 completed a Phase I/II trial in patients with Crohn's disease. We conducted the double-blind, placebo controlled, Phase I/II trial to evaluate the safety and efficacy of CC-1088 in patients with moderate to severe Crohn's disease. We reported that 6 of 11 evaluable patients (54 percent) experienced a response to either 800 mg or 1200 mg of CC-1088 that was defined by a decrease of 70 or more points in the Crohn's Disease Activity Index, or CDAI, at week 12 as compared to 3 of 7 evaluable patients (43 percent) who received placebo. This trend for activity was notable since the patients in the placebo arm had significantly less disease activity at entry. The most common adverse events patients experienced were a metallic taste (71 percent) and headache (29 percent).

   OTHER SELCIDS(TM)

       Based on the Phase I/II data from CC-1088 in Crohn's disease, we will advance the SelCID(TM) program and initiate clinical trials of the more potent, chirally pure compounds, including CC-1004, in a variety of chronic inflammatory diseases.

BENZOPYRANS

   CC-8490

       Our first compound from our San Diego research division to enter the clinic, CC-8490, completed a Phase I safety trial and was well-tolerated in healthy human volunteers. CC-8490 demonstrated anti-proliferative effects and the ability to induce apoptosis in preclinical models of cancer.

       In partnership with the National Cancer Institute, we will initiate a Phase I/II clinical trial of CC-8490 in glioblastoma. In preclinical glioblastoma models, CC-8490 demonstrated significant anti-tumor activity. Specifically, CC-8490 has caused marked inhibition of glioma growth in in vivo animal studies and has promoted cellular apoptosis in preclinical glioblastoma models. The Phase I/II clinical study, conducted jointly with the NCI, will identify the maximum tolerated dose of CC-8490 and evaluate the preliminary efficacy of CC-8490 in patients with recurrent high-grade gliomas.

SERMS

     Estrogen is a hormone that has a broad spectrum of effects on tissues in both women and men. Many of these biological effects are beneficial, including maintenance of bone density and cardiovascular and neurological protection. In addition to estrogen's positive effects, however, the hormone is also a potent growth factor in the breast and uterus that significantly increases the risk of cancer in women. In addition, estrogen contributes to prostate cancer in men.

     Given the tissue-selective expression of estrogen receptors, estrogen receptor modulators potentially can be designed to mimic the positive effects and block the negative effects of estrogen in different tissues. Drugs that modulate these receptors are termed selective estrogen receptor modulators, or SERMs.

       APPLICATIONS OF SERMS IN OSTEOPOROSIS. Hormone replacement therapy, or HRT, has been the standard anti-resorptive therapy to prevent bone loss in post-menopausal women. However, HRT poses a number of health risks that make it a poor choice for many women, including an increased risk for breast and uterine cancer. SERMs have been developed to overcome many of the risks associated with HRT. However, first and second generation SERMs lack the efficacy of estrogen in preventing bone loss, and are also associated with several important risks and side effects that include increased risk of endometrial cancer, hot flashes, deep vein thrombosis, vaginal bleeding and liver toxicity. We have developed non-steroidal small molecules with a novel core chemical structure compared to FDA-approved SERMs and other known SERMs in clinical development.

       We have an agreement with Novartis for joint development of SERMs to treat and prevent osteoporosis, which is believed to affect over 75 million people worldwide. Under the terms of this agreement, we will receive milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties. Novartis is currently evaluating our SERMs in preclinical models for efficacy on bone tissue and safety on reproductive tissues. In 2002, Novartis selected the first preclinical candidate after testing our SERMs for the most appropriate pharmacological properties. This selection triggered a milestone payment to us.

KINASE INHIBITORS

       JNK INHIBITORS

       The JNK cell-signaling pathway plays a pivotal role in the onset and progression of several important human diseases. Over-activation of the JNK pathway increases expression of a broad set of disease-causing genes, including VEGF, TNF-, IL-2, gamma interferon and matrix metalloproteinases. Drugs designed to inhibit JNK have a number of potential advantages in treating complex diseases such as inflammation and cancer because of their ability to suppress a broad set of disease-causing cytokines, growth factors and tissue-destructive enzymes. Importantly, JNK is an intracellular enzyme that can be targeted with small molecule, orally administered drugs.

       We have an extensive intellectual property estate covering JNK genes, JNK polypeptides and proteins, expression systems for protein production, JNK screening technology, JNK targets and therapeutic uses of molecules modulating JNK activity. This patent estate includes issued U.S. patents and foreign patents through licenses with the University of California, the University of Massachusetts and our own patents. Our comprehensive patent portfolio is expected to expand further as we have various pending U.S. and foreign patent applications. We have not licensed any rights to our JNK program to date and retain exclusive worldwide rights for all disease indications.

       We have a major drug discovery program focused on developing small molecules to control the JNK signaling pathway, and have identified multiple series of novel JNK inhibitors. We have completed high throughput screening for JNK1, JNK2 and JNK3 inhibitors using proprietary biochemical and cell-based screens. We also have developed additional high throughput drug screens for several other drug targets in the JNK pathway, including JNKKl (MKK4) and JNKK2 (MKK7). Using our kinase-focused inhibitor library, we have identified several potent compounds that inhibit JNK1, JNK2 and JNK3 activity. In addition to significantly reducing inflammation in acute disease models, these drug leads prevent the destruction of joints in an animal model of arthritis and also demonstrate potent disease-modifying activity in an animal model of asthma. Our scientists have presented data demonstrating significant therapeutic potential of our novel JNK inhibitors in a wide range of in vivo models, including stroke, asthma, ischemia/reperfusion injury, seizure, diabetes and cancer. We are currently optimizing drug leads to improve their potency, selectivity and other pharmaceutical properties. Our first JNK inhibitor drug is expected to enter the clinic later this year, and is currently completing preclinical development studies. This drug is being developed initially for intravenous administration for the treatment of acute organ failure caused by cell death and acute inflammatory responses.

       We are also developing orally administered JNK inhibitors that may be beneficial for long-term treatment of chronic rheumatologic, cardiovascular, respiratory and neurodegenerative diseases, in addition to a variety of cancers. At a recent scientific meeting, we described the promising anti-cancer activity of a JNK inhibitor when administered as a combination treatment with standard chemotherapeutic drugs in an animal model of cancer. The JNK pathway controls the expression of specific sets of genes involved in cancer, including cytokines and growth factors, cell cycle regulatory proteins and apoptosis-inducing genes, genes involved in oncogenic transformation, cell-to-cell adhesion molecules, tissue destructive enzymes involved in metastasis, multi-drug resistance proteins and angiogenic factors.

       In summary, pharmacologic intervention of JNK represents a novel approach to treating a variety of human diseases including those caused by excessive cell proliferation and death and inflammation. We have identified different chemical classes that act as potent JNK inhibitors and are actively optimizing these compounds for clinical development.

          CC-401

          Our first JNK inhibitor, CC-401, successfully completed a Phase I, double-blind, placebo controlled, ascending single intravenous dose study in healthy human volunteers. Based on these results, we will advance the development of our JNK program and plan to initiate Phase II trials.

       IKK-2

       The NF-(Kappa Beta) cell-signaling pathway plays a pivotal role in inflammatory disease processes by regulating cytokine genes, such as TNF-, IL-l and IL-2, along with pro-inflammatory genes that code for cyclooxygenase-2, or COX-2, and cell adhesion molecules such as ICAM-1. The NF-(Kappa Beta) cell-signaling pathway also controls the expression of specific sets of genes involved in different stages of cancer development and progression, such as cell adhesion molecules and proteinases that facilitate tumor metastasis. In addition, NF-(Kappa Beta) regulates specific cell survival genes that make cancer cells resistant to radiation and chemotherapy. Our researchers and collaborators have identified six drug targets that regulate NF-(Kappa Beta) activation, and we have been issued four U.S. patents and, along with our collaborators, have filed related patent applications for drug targets in this pathway.

       Using our kinase-focused screening library, we have identified several small molecule drug leads that selectively inhibit the IKK-2 kinase target in the NF-(Kappa Beta) gene regulation pathway and have optimized certain pharmaceutical properties of these drug leads. Our scientists presented preclinical data on CC-839, our small molecule NF-(Kappa Beta) inhibitor. The data demonstrated that CC-839 potently regulates the expression of multiple pro-inflammatory and cell survival genes, and therefore may have broad disease-modifying effects in treating a variety of serious inflammatory diseases and cancer. Based on these results, our partner, Serono, is investigating specific therapeutic applications for CC-839 in preclinical disease models.

TUBULIN INHIBITORS

     The newest class of compounds that we have developed is the tubulin inhibitors. This novel class of anti-proliferative compounds contains multiple drug candidates that have numerous anti-cancer mechanisms. In preclinical models, our proprietary tubulin inhibitors have demonstrated activity against drug resistant cancer cells, inhibition of inflammatory cytokines and anti-angiogenic activity.

     The compounds have demonstrated the ability to stop cancer cells from proliferating by impeding cell division. Preclinical models also demonstrated that the lead compound, CC-5079, and its analogs inhibit proliferation of various cancer cell lines. Multiple drug resistant, or MDR, cancer cells showed sensitivity to CC-5079 and its analogs with inhibition of TNF- production in vivo by both CC-4089 and CC-5079. In addition, CC-5079 was shown to inhibit angiogenesis in an in vitro assay and also to inhibit TNF- over-production in vitro and in vivo. We plan to aggressively develop these compounds and to fully understand their clinical potential.

LIGASE MODULATORS

     Ubiquitin ligases are important molecules that maintain normal cellular functions by selectively marking unwanted or damaged proteins for degradation within cells. Ubiquitin-mediated protein modulation regulates a broad range of cellular processes including cell cycle progression, immune responses and cell differentiation. When unwanted proteins are not properly removed within cells, abnormalities in cellular functions may occur and cause diseases such as cancer and inflammation. There are three classes of ubiquitin ligases (E1, E2 and E3), of which the E3 ubiquitin ligases have the most substrate specificity. Our scientists have demonstrated that E3 ubiquitin ligases are attractive drug targets because they are amenable to high throughput screening and structural determination.

     We are establishing a significant intellectual property estate in the emerging field of ubiquitin ligase-dependent protein degradation that includes 38 proprietary E3 ligases. Our scientists have demonstrated that the Company's novel ubiquitin ligases modulate key cell signaling proteins and are accessible targets for developing selective small molecule drugs to treat cancer and inflammatory diseases. Based on this data, we are developing a growing portfolio of small molecule modulators of proprietary E3 ligases.

     Our scientists presented preclinical data on a small molecule inhibitor of the p27 E3 ubiquitin ligase, which regulates key signaling pathways involved in the onset and progression of cancer. The data demonstrate that treatment of cancer cells with inhibitors of the p27 E3 ubiquitin ligase dramatically elevate the level of the p27 tumor suppressor protein, leading to cell cycle arrest and subsequent tumor cell death. The data further indicate that the p27 E3 ubiquitin ligase promotes apoptosis in tamoxifen-resistant breast cancer cells and multiple myeloma cells.

CELGRO

     Celgro, our wholly owned subsidiary, is engaged in developing and applying proprietary biocatalytic synthesis technologies to the production of chirally pure agrochemicals and pharmaceuticals, and intermediates for their production, including for our own products.

     Many human pharmaceuticals and agrochemicals exist in two or more different three-dimensional configurations that are identical in chemical structure and are mirror images of each other. These conformations, known as enantiomers, or isomers, generally interact differently with biological targets. In clinical applications, one isomer may result in the desired therapeutic effect by stimulating or inhibiting a targeted biological function, while another isomer may be inactive or cause undesirable side effects. In contrast to racemic compositions, which contain two or more isomers, the use of chirally pure pharmaceuticals, containing only one isomer, can result in significant clinical benefits such as reduced toxicity and increased efficacy. In agrochemical applications, the use of chirally pure chemicals can result in a substantially reduced volume of product required to achieve the desired benefit, thereby potentially lowering manufacturing costs and reducing the environmental burden as compared with racemic chemicals. The production of chirally pure products is essential to current pharmaceutical and agrochemical development practices.

     Conventional chemical synthesis generally produces racemic mixtures of chemicals containing multiple isomeric forms, including the desired or active form, as well as undesired, inactive, competitive or toxic forms. The use of enzymes as specific, three-dimensional catalysts, referred to as "biocatalysis", can result in the exclusive production of the desired, active form. To commercialize this potential, we have developed unique and powerful capabilities for optimizing enzymatic reactions to be more specific, productive, cheaper and robust enough for use in conventional fine chemical operations.

     Since 1998, through our Celgro subsidiary, we have focused our biocatalysis technology development and application efforts on the agrochemical industry. We have demonstrated that our chiral technology can be enabling in agrochemical applications because it has the potential to significantly lower manufacturing costs compared to conventional technologies and other chiral technologies. Agrochemicals are highly price sensitive and, therefore, a process that produces chirally pure products at significant cost savings could be in substantial demand. Compared to our biocatalytic process, conventional technologies require more raw materials and greater plant capacity to produce the same effective quantity of product, while other chiral technologies require specialized equipment, more expensive chiral agents, more raw material and greater capacity for handling hazardous wastes produced in the separation process.

     In recent years, we have entered into technology development and application agreements with large agrochemical companies. Our approach has been to collaborate with these companies to adapt our biocatalytic technology to the manufacture of chirally pure versions of their existing crop protection products, whether sold originally as racemic mixtures or in chirally pure form, and then to license and transfer the technology to these companies in exchange for royalties. During the development phases of these collaborations, we typically receive combinations of development and milestone payments, exclusivity fees and minimum royalty payments.

     Celgro has also developed patents and methods for chirally pure versions of existing agrochemicals on its own, and is seeking to enter into license agreements with third parties to manufacture and sell the agrochemicals.

     On January 9, 1998, we had concluded the sale of our chiral intermediates production business to Cambrex Corporation. Under the terms of this sale, we had agreed not to compete in the pharmaceuticals fine chemicals business for a period of five years, which ended on January 9, 2003. During the past five years, while developing agrochemical applications, Celgro has also developed and patented new biocatalytic technologies that are outside the technology license to Cambrex, and are of use for pharmaceutical as well as agrochemical applications. Accordingly, in 2003, Celgro is also engaging in discussions with pharmaceutical customers to find technology applications and license opportunities under these new patents.

     In addition, Celgro is looking at Celgene pharmaceutical candidates that have chiral intermediates to provide cost-effective production methods, and to strengthen the competitive and proprietary positions of these products.

ADD/ADHD PROGRAM

     We have a major collaboration with Novartis concerning the entire Ritalin(Reg. TM) family of drugs. We developed Focalin(TM) (d-MPH), the chirally pure version of Ritalin(Reg. TM), that is approved for the treatment of attention deficit disorder and attention deficit hyperactivity disorder, or ADD/ADHD, in school-age children. The use of chirally pure compounds, such as Focalin(TM), can result in significant clinical benefits. Many non-chirally pure pharmaceuticals contain two configurations, known as isomers, which are mirror images of each other. Generally these isomers interact differently with their biological targets causing one isomer to have a beneficial effect and the other isomer to have either no effect or potentially undesirable side effects. In April 2000, we granted Novartis an exclusive license (except Canada) for the development and marketing of Focalin(TM) in return for substantial milestone payments and royalties on Focalin(TM) and the entire Ritalin(Reg. TM) family of drugs. In 2002, Novartis launched Focalin(TM) and Ritalin(Reg. TM) LA, the long-acting version of Ritalin(Reg. TM), in the United States. We have retained the exclusive commercial rights to Focalin(TM) for oncology-related disorders, such as cognitive dysfunction associated with chemotherapy.

     In Canada, we have licensed d-MPH to Biovail Corporation, which purchased $2.5 million dollars worth of our stock and will pay us licensing fees, milestone payments and royalties. In July 2001, Biovail Corporation filed a new drug submission with Canada's Therapeutic Products Program, or TPP, for d-MPH. (TPP is the governmental agency in Canada responsible for reviewing and approving or denying a New Drug Submission, which is an application filed with TPP for the purpose of review and possible subsequent marketing approval.) We have been issued patents for the use of d-MPH for the treatment of ADD/ADHD, and for the once-a-day administration of methlyphenidate drugs in a controlled or pulsed release formulation that includes both the chirally pure d-MPH and the racemic form. In addition, we have been issued process patents covering the manufacturing process for the active substance.

ANTHROGENESIS

     In December 2002, we acquired Anthrogenesis Corp., a privately held biotherapeutics company pioneering the recovery of stem cells from human placental tissue that now operates as Celgene Cellular Therapeutics, a wholly owned subsidiary of Celgene. Celgene Cellular Therapeutics' proprietary technology allows for the procurement of large quantities of high-potential stem cells from human placental tissue. Celgene Cellular Therapeutics has developed proprietary methods for collecting, processing and storing placental stem cells and has organized three main business units: stem cell banking for transplantation, private stem cell banking and the development of biomaterials for organ and tissue repair.

PLACENTAL STEM CELL TECHNOLOGY

     Celgene Cellular Therapeutics delivers stem cell therapies that are produced from renewable human placental sources and are initially directed toward major, unmet medical needs in the cancer field. Primarily, we will focus on blood cancers such as leukemias, lymphomas and myelomas. We have developed proprietary methods for collecting, processing and storing stem cells and other valuable biomaterials from human placental tissue, currently an unused byproduct of over four million annual U.S. births. Hematopoietic stem cells derived from this source can be immediately applied in bone marrow transplants for numerous cancer indications, in conjunction with chemotherapy and radiation. We are also developing and producing stem cell products to treat immunological diseases and inherited metabolic disorders, and for regenerative medicine applications such as cardiovascular, neurological and musculo-skeletal indications.

     We believe placental stem cells may have clinically beneficial features and advantages, compared with stem cells derived from alternative sources, such as human embryo and fetal tissue, adult bone marrow and other tissues, and umbilical cord blood. In addition, placental stem cells are an economical and socially acceptable alternative to using stem cells derived from human embryos and fetal tissue in human therapy. These beneficial features may broaden the use of cell therapies as a standard of care for debilitating and life-threatening diseases and injuries. They potentially include the ability to:

       (i) produce multiple transplant units from a single placental source that meet and exceed current adult dosing standards, without using in vitro cell expansion techniques;

       (ii) source multiple stem cell phenotypes from a single placental source, including pluripotent, multipotent and hematopoietic stem cells, which are capable of developing into many differentiated cell types;

       (iii) achieve durable, long-term cell engraftment due to increased immune compatibility and the younger age of placental stem cells, compared with stem cells derived from adult sources, or non-adult cells that have been subjected to an interactive expansion regimen; and

       (iv) procure, process and bank a large inventory of transplant units meeting adult dose standards specific to the intended application and immediately available worldwide to physicians and patients. This would avoid additional time, cost and invasive medical procedures currently required to match donor transplant units for patients at critical, immediately life-threatening stages of disease.

     We believe these combined features can potentially overcome many current obstacles limiting commercialization of new stem cell therapies and can improve patient therapy. We have filed extensive patent applications covering the production and therapeutic use of placenta-derived stem cells and biomaterials.

     Materials and techniques developed by Celgene Cellular Therapeutics are already in use in its autologous (those stem cells that come directly from the individual using them) and allogeneic (those stem cells matched from distinct donors) stem cell banking programs. With our scientific collaborators, we have demonstrated the human placenta to be an abundant source for biotherapies, including stem cell transplant products, regenerative medicines and biomaterials for organ and tissue repair.

     We are leveraging the placenta as a large and renewable source of human stem cells and biomaterials, and currently focus on:

       (i) producing a large, rapidly accessible bank of matched adult-dose stem cells for patients with acute-stage, life-threatening diseases who require immediate treatment and cannot risk additional time identifying matched donors;

       (ii) delivering stem cell therapies for cancer indications where bone marrow transplant is an accepted but underutilized treatment due to inadequate or unavailable supply of suitably matched, transplantable stem cells, specifically blood cancers such as leukemias, lymphomas and myelomas;

       (iii) extending stem cell therapy to other diseases that have demonstrated clinical benefits, notably solid tumor cancers and certain immunological diseases and inherited metabolic disorders; and

       (iv) generating near-term revenue by co-developing and licensing regenerative therapies and biomaterials to commercial partners for organ and tissue repair.

     Celgene Cellular Therapeutics operates a state-licensed blood bank, is an FDA-registered cell therapy company and is recognized as one of the leading providers of stem cell banking services to private clients. In addition, we are planning human clinical studies of optimized, high-dose placental stem cell units in bone marrow transplants for oncology and hematology indications, to compare the distinct clinical benefits of placental stem cells with umbilical cord blood and adult stem cells currently used for these disease indications. We have also initiated preclinical studies in cardiac, neurologic and orthopedic regeneration to demonstrate the pluripotency, potential clinical efficacy and versatility of these cells in preparation for future clinical investigative programs.

PATENTS AND PROPRIETARY TECHNOLOGY

     Patents and other proprietary rights are important to our business. Thus, it is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

     We own or control more than 125 U.S. patents, and have over 110 additional U.S. patent applications pending. Our U.S. patents include patents for a method of delivering a teratogenic drug to a patient who is not pregnant and an improvement thereof. We also have patent applications pending which are directed to this improvement, and are seeking worldwide protection for this improvement. While we have a policy to seek worldwide patent protection for our inventions, we have foreign patent rights corresponding to most but not all of our United States patents. Although THALOMID(Reg. TM) is approved for use associated with ENL, we do not currently have, nor do we intend to seek, patent protection relating to the use of THALOMID(Reg. TM) to treat ENL.

     Our San Diego-based research division seeks patent protection for molecular targets and drug discovery technologies, as well as therapeutic and diagnostic products and processes. Specifically, our San Diego research division has developed proprietary technology for use in molecular target discovery, regulatory pathway identification, assay design and pharmaceutical product candidates. As of 2003, and included in those described above, our San Diego research division owned, in whole or in part, 25 issued U.S. patents and had approximately 27 U.S. patent applications pending. An increasing percentage of our San Diego research division's recent patent applications have been related to potential product candidates or compounds. The division also holds licenses to dozens of U.S. patents and pending U.S. patent applications, some of which are licensed exclusively to third parties in connection with sponsored or collaborative research relationships.

     Celgene Cellular Therapeutics, which is our recently acquired cellular therapeutics division, seeks patent protection for the collection, processing, storage and uses of the mammalian placenta and the placental stem cells, and other biomaterials uncovered from these placenta. Our cellular therapeutics division also has sought additional patent protection for the use of placenta, their stem cells and biomaterials. As of 2003, the division owned, in whole or in part, 10 pending U.S. patent applications, and holds licenses to certain U.S. patents and pending applications, including those related to cord blood collection and storage.

     Under an agreement with The Rockefeller University, pursuant to which we have made a lump sum payment and issued stock options to The Rockefeller University and the inventors, we have obtained certain exclusive rights and licenses to manufacture, have manufactured, use, offer for sale and sell products that are based on compounds, which were identified in research carried out by The Rockefeller University and us, that have activity associated with TNF-. In particular, The Rockefeller University identified a method of using thalidomide and certain thalidomide-like compounds to treat certain symptoms associated with abnormal concentrations of TNF-, including those manifested in septic shock, cachexia and HIV infection. In 1995, The Rockefeller University was issued a U.S. patent which claims such methods. This U.S. patent expires in 2012 and is included in the patent rights exclusively licensed to us under the agreement with The Rockefeller University. However, The Rockefeller University did not seek corresponding patents in any other country.

     In August 2001, we entered into a new agreement, or the New Thalidomide Agreement, with EntreMed, Inc., Children's Medical Center Corporation and Bioventure Investments, KFT relating to patents and applications owned by CMCC, which agreement superceded several agreements already in place between CMCC, EntreMed and us. Pursuant to the New Thalidomide Agreement, CMCC directly granted to us an exclusive, worldwide, royalty-bearing license under the relevant patents and patent applications relating to thalidomide. Several U.S. patents have already issued to CMCC in this patent family; certain of these patents expire in 2014. Corresponding foreign patent applications and additional U.S. patent applications are still pending.

     In addition to the agreement with The Rockefeller University and the New Thalidomide Agreement, both of which relate to thalidomide, we entered into an agreement with CMCC and EntreMed in December 2002, pursuant to which we have been granted a worldwide, exclusive, royalty-bearing license to certain CMCC patents and patent applications relating to thalidomide analogs, or the New Analog Agreement. The New Analog Agreement was executed in connection with the settlement of certain pending litigation between and among us, EntreMed, and the U.S. Patent and Trademark Office relating to the allowance of certain CMCC patent applications covering thalidomide analogs. These patent applications had been licensed exclusively to EntreMed in the field of thalidomide analogs. In conjunction with the settlement of these suits, we acquired equity securities in EntreMed, and EntreMed terminated its license agreements with CMCC relating to thalidomide analogs. In turn, under the New Analog Agreement, CMCC exclusively licensed to Celgene these patents and patent applications, which relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and all stereoisomers thereof.

     The New Analog Agreement grants us control over the prosecution and maintenance of the licensed thalidomide analog patent rights. The New Analog Agreement also grants us an option to inventions in the field of thalidomide analogs that may be developed at CMCC in the laboratory of Dr. Robert D'Amato, pursuant to the terms and conditions of a separate Sponsored Research Agreement negotiated between us and CMCC.

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

     There can be no assurance that additional patents will issue to us from any of our pending applications or that, if patents issue, such patents will provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of our existing patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these patents will not be either infringed, invalidated or circumvented by others. Finally, we cannot guarantee that our patents or pending applications will not be involved in any interference proceedings before the U.S. Patent and Trademark Office.

     With respect to patents and patent applications we have licensed-in, there can be no assurance that additional patents will issue to any of the third parties from whom we have licensed patent rights, either with respect to thalidomide or thalidomide analogs, or that, if any new patents issue, such patents will provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be either infringed, invalidated or circumvented by others, or that the relevant agreements will not be terminated. Any termination of the licenses granted to Celgene by CMCC could have a material adverse effect on our business, financial condition and results of operations.

     Since patent applications filed in the United States on or before November 28, 2000 are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the issued patents or pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of our inventions, we, or our licensors, may have to participate in interference proceedings before the U.S. Patent and Trademark Office to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure US. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

     We are aware of U.S. patents that have issued to third parties claiming subject matter relating to the NF-(Kappa Beta) pathway which could overlap with technology claimed in some of our pending NF-(Kappa Beta) patent applications. We believe that one or more interference proceedings may be initiated by the U.S. Patent and Trademark Office to determine priority of invention for this subject matter. While we cannot predict the outcome of any such proceedings, in the event we do not prevail, we believe that we can use alternative methods for our NF-(Kappa Beta) drug discovery program for which we have issued U.S. patents that are not claimed by the subject matter of the third party patents.

     We are also aware of three additional issued U.S. patents relating to the NF-(Kappa Beta) pathway. We believe that we have not infringed, and are not currently infringing, the claims of the patents. Nonetheless, we may in the future have to prove that we are not infringing these patents or we may be required to obtain licenses to one or more of these patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all. Prosecution of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, subject to significant liabilities to such third party and/or required to license technologies from such third party. Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology.

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


GOVERNMENTAL REGULATION

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Many of our therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal and in some cases state statutes and regulations also govern or impact upon the manufacturing, safety, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by us, our collaborators or licensees to obtain or maintain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our products, and our ability to receive product revenue, royalty revenue or profit sharing payments.

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

     The results of the preclinical testing and clinical trials are submitted to the FDA as part of an NDA for evaluation to determine if the product is safe and effective for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. When an NDA is approved, the manufacturer must employ a system for obtaining reports of experience and side effects that are associated with the drug and make appropriate submissions to the FDA.

     Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A rare disease or condition is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of development and making available the drug is not expected to be recovered from sales of the drug in the United States. Upon the approval of the first NDA for a drug designated as an orphan drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for such drug for that indication for seven years. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug's development. Possible amendment of the Orphan Drug Act by the U.S. Congress and possible reinterpretation by the FDA are the subject of frequent discussion. FDA regulations reflecting certain definitions, limitations and procedures initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. We have received from the FDA orphan drug approval for thalidomide for the treatment of ENL. We also have received orphan drug designations for thalidomide: for the treatment of multiple myeloma; for the treatment of HIV-associated wasting syndrome; for the treatment of the clinical manifestations of mycobacterial infection caused by mycobacterium tuberculosis and non-tuberculosis mycobacteria; for the treatment of severe Recurrent Apthous Stomatitis in severely, terminally compromised patients; and for the treatment of Crohn's disease. We also obtained orphan drug designation in Kaposi's sarcoma and primary brain malignancies as part of our agreement with CMCC. However, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the use of thalidomide for the treatment of one or more of these indications, other than ENL. If that were to happen, our applications for that indication could not be approved until the competing company's seven-year period of exclusivity expired.

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


COMPETITION

     The pharmaceutical and biotechnology industries in which we compete are each highly competitive. Our competitors include major pharmaceutical and biotechnology companies, many of which have considerably greater financial, technical and marketing resources than us. We also experience competition in the development of our products and processes from universities and other research institutions and, in some instances, compete with others in acquiring technology from such sources.

     Competition in the pharmaceutical industry, and specifically in the oncology and immunology areas being addressed by us, is particularly intense. Numerous pharmaceutical and biotechnology companies have extensive anit-cancer discovery and development activities. Bristol-Myers Squibb, Genentech, AstraZeneca, Millenium Pharmaceuticals, Genta, Cell therapeutics, Vertex Pharmaceuticals, IDEC Pharmaceuticals and Ilex Oncology are among the companies testing new compounds in the oncology field.

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

NOVARTIS PHARMA AG

     We entered into an agreement with Novartis in April 2000 in which we granted to Novartis an exclusive license (excluding Canada) for the development and marketing of Focalin(TM) (d-MPH). We received a $10 million upfront payment in July 2000, a $5 million milestone payment for the acceptance of the NDA filing by the FDA in December 2000 and a $12.5 million milestone payment upon approval by the FDA to market Focalin(TM) in November 2001. We are currently selling Focalin(TM) to Novartis as well as receiving royalties on all of Novartis' Ritalin(Reg. TM) family of ADD- and ADHD-related products.

NOVARTIS PHARMA AG

     We entered into a second collaborative agreement with Novartis in December 2000 for joint research of SERMs for the treatment and prevention of osteoporosis. We received a nonrefundable, upfront payment of $10 million, a $1 million milestone payment for the selection of the first compound to be advanced into preclinical studies and are entitled to receive additional milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties upon commercialization of products receiving FDA and other regulatory marketing approval. The agreement was extended in December 2002 for an additional six months.

MANUFACTURING

     THALOMID(Reg. TM) is formulated and encapsulated for us by Penn Pharmaceuticals Services Limited of Great Britain in an FDA-approved facility . Both the bulk manufacturing facility that produces the drug substance for THALOMID(Reg. TM) and the Penn facility meet FDA requirements. In certain instances, we may be required to make substantial capital expenditures to access additional manufacturing capacity. In addition, we entered into a contract with another cGMP certified bulk drug substance supplier for THALOMID(Reg. TM) in 2001. We received regulatory approval for that site in late 2001. We are actively seeking a backup manufacturer to provide additional capacity for the formulation and encapsulation of THALOMID(Reg. TM). Reformulated THALOMID(Reg. TM) capsules, introducing 100mg and 200mg strengths, were successfully launched on March 17, 2003.

     The bulk API (active pharmaceutical ingredient) for Focalin(TM) is manufactured and supplied by Johnson Matthey Inc. A Supply Agreement was executed in March 2003 with a second supplier, Seigfried USA Inc. The product is manufactured into tablets of different strengths and packaged by Mikart, Inc. for distribution. We are currently seeking a secondary manufacturer for tableting and packaging.

INTERNATIONAL EXPANSION

     In November 2001, we signed agreements with Pharmion Corporation and Penn Pharmaceuticals Services Limited to expand the THALOMID(Reg. TM) franchise internationally. The strategic partnership combines Penn's FDA-compliant manufacturing capability, Pharmion's global development and marketing expertise and our extensive intellectual property. The new alliance is designed to accelerate the establishment of THALOMID(Reg. TM) as an important therapy in the international markets. Additionally, we acquired an exclusive option to purchase the branch of Penn Pharmaceutical that manufactures THALOMID(Reg. TM). The option, if exercised, would enable us to receive an imputed royalty of 36% less cost of goods on all international sales of THALOMID(Reg. TM) and to manage the manufacturing of THALOMID(Reg. TM).

SALES AND COMMERCIALIZATION

     We have established an organization of approximately 160 persons to commercialize our products. These individuals have considerable experience in the pharmaceutical industry ,and many have experience with oncological and immunological products. We expect to expand our sales and commercialization group to support products we develop to treat oncological and immunological diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For drugs with indications with larger patient populations, we may partner with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales resources as appropriate to take advantage of product in-licensing and product acquisition opportunities.

EMPLOYEES

     As of March 1, 2003, we had 560 full-time employees, 289 of whom were engaged primarily in research and development activities, 161 of whom were engaged in sales and commercialization activities and the remainder of whom were engaged in executive and administrative activities. Of these employees, 201 have advanced degrees, including 105 who have doctorate degrees. We also maintain consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States.

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

RISK FACTORS

     WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT.

     We have sustained losses in each year since our incorporation in 1986. We sustained net losses of $100.0 million, which included $32.2 million attributable to litigation settlement and related agreements and $55.7 million related to an acquired in-process research and development charge in connection with the Anthrogenesis acquisition, and $1.9 million for the years ended December 31, 2002 and 2001. We had an accumulated deficit of $322.4 million at December 31, 2002. We expect to make substantial expenditures to further develop and commercialize our products. We also expect that our rate of spending will accelerate as the result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of products now in development.

     IF WE ARE UNSUCCESSFUL IN DEVELOPING AND COMMERCIALIZING OUR PRODUCTS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED WHICH COULD IMPACT NEGATIVELY ON THE VALUE OF OUR COMMON STOCK.

     Many of our products and processes are in the early or mid-stages of development and will require the commitment of substantial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. With the exception of Focalin(TM) and THALOMID(Reg. TM), all of our other products will require further development, clinical testing and regulatory approvals. If it becomes too expensive to sustain our present commitment of resources on a long-term basis, we will be unable to continue our necessary development. Furthermore, we cannot be certain that our clinical testing will render satisfactory results, or that we will receive required regulatory approval for our products. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition and results of operations could be materially adversely affected which could impact negatively on the value of our common stock.

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

     WE FACE A RISK OF PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN SUFFICIENT INSURANCE ON COMMERCIALLY REASONABLE TERMS OR WITH ADEQUATE COVERAGE.

     We may be subject to product liability or other claims based on allegations that the use of our technology or products has resulted in adverse effects, whether by participants in our clinical trials or by patients using our products. Thalidomide, when used by pregnant women, has resulted in serious birth defects. Therefore, necessary and strict precautions must be taken by physicians prescribing the drug to women with childbearing potential. These precautions may not be observed in all cases or, if observed, may not be effective. Use of thalidomide has also been associated, in a limited number of cases, with other side effects, including nerve damage. Although we have product liability insurance that we believe is appropriate, we may be unable to obtain additional coverage on commercially reasonable terms if required, or our coverage may be inadequate to protect us in the event claims are asserted against us. Our obligation to defend against or pay any product liability or other claim may be expensive and divert the efforts of our management and technical personnel.

     IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, DEMAND FOR OUR PRODUCTS WILL DETERIORATE OR NOT MATERIALIZE AT ALL.

     It is necessary that our products, including THALOMID(Reg. TM) and Focalin(TM), achieve market acceptance once they receive regulatory approval, if regulatory approval is required. A number of factors render the degree of market acceptance of our products uncertain, including the extent to which we can demonstrate the products' efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payors, such as government and private insurance plans. In particular, thalidomide, when used by pregnant women, has resulted in serious birth defects, and the negative history associated with thalidomide and birth defects may decrease the market acceptance of THALOMID(Reg. TM). In addition, the products that we are attempting to develop through our cellular therapeutics division may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies manufactured and marketed by major pharmaceutical companies. Furthermore, public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community. If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.

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

     o the timing and recognition of certain research and development milestones and license fees; and

     o    our ability to control our costs.

     WE HAVE NO COMMERCIAL MANUFACTURING FACILITIES AND WE ARE DEPENDENT ON TWO SUPPLIERS FOR THE RAW MATERIAL AND ONE MANUFACTURER FOR THE FORMULATION AND ENCAPSULATION OF THALOMID(Reg. TM), AND ARE DEPENDENT ON TWO SUPPLIERS FOR THE RAW MATERIAL AND ONE MANUFACTURER FOR THE TABLETING AND PACKAGING OF Focalin(TM).

     We currently have no facilities for manufacturing any products on a commercial scale. Currently, we can obtain all of our bulk drug material for THALOMID(Reg. TM) from two suppliers, ChemSyn Laboratories, a Division of Eagle-Picher Technologies, L.L.C., and Sifavitor s.p.a., and we rely on a single manufacturer, Penn Pharmaceutical Services Limited, to formulate and encapsulate THALOMID(Reg. TM). In addition, we currently can obtain all of our bulk active pharmaceutical ingredient for Focalin(TM) from two suppliers, Johnson Matthey Inc. and Seigfried USA, Inc., and we rely on a single manufacturer, Mikart, Inc., for the packaging and tableting of Focalin(TM). Presently, we are actively seeking backups to each of Penn and Mikart. The FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practice, or cGMP, regulations and guidelines. (cGMP are regulations established by the FDA that govern the manufacture, processing, packing, storage and testing of drugs intended for human use.) If the operations of either Penn or Mikart were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative could cause a delay in the manufacture of THALOMID(Reg. TM) or Focalin(TM). Although we have an option to purchase the THALOMID(Reg. TM) manufacturing operations of Penn, we intend to continue to utilize outside manufacturers if and when needed to produce our other products on a commercial scale. If our outside manufacturers do not meet our requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue manufacturing such products could substantially decline, to the extent we depend on these outside manufacturers.

     WE HAVE LIMITED MARKETING AND DISTRIBUTION CAPABILITIES.
Although we have an approximately 160-person commercialization group to support our products, we may be required to seek a corporate partner to provide marketing services with respect to our other products. Any delay in developing these resources could substantially delay or curtail the marketing of these products. We have contracted with Ivers Lee Corporation, d/b/a Sharp, a specialty distributor, to distribute THALOMID(Reg. TM). If Sharp does not perform its obligations, our ability to distribute THALOMID(Reg. TM) may be severely restricted.

     WE ARE DEPENDENT ON COLLABORATIONS AND LICENSES WITH THIRD PARTIES.

     Our ability to fully commercialize our products, if developed, may depend to some extent upon our entering into joint ventures or other arrangements with established pharmaceutical companies with the requisite experience and financial and other resources to obtain regulatory approvals and to manufacture and market such products. Our present joint ventures and licenses include an agreement with Novartis Pharma AG with respect to the joint research of SERMs, and a separate agreement wherein we have granted to Novartis an exclusive license (excluding Canada) for the development and commercialization of Focalin(TM), or d-MPH; an agreement with Biovail Corporation International, wherein we granted to

Biovail exclusive Canadian marketing rights for d-MPH; and agreements with Pharmion Corporation and Penn Pharmaceuticals Services Limited to expand the THALOMID(Reg. TM) franchise internationally. Our present and future arrangements may be jeopardized if any or all of the following occur:

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

     THE HAZARDOUS MATERIALS WE USE IN OUR RESEARCH AND DEVELOPMENT COULD RESULT IN SIGNIFICANT LIABILITIES THAT COULD EXCEED OUR INSURANCE COVERAGE AND FINANCIAL RESOURCES.

     We use some hazardous materials in our research and development activities. While we believe we are currently in substantial compliance with the federal, state and local laws and regulations governing the use of these materials, we cannot be certain that accidental injury or contamination will not occur. Any such accident or contamination could result in substantial liabilities, that could exceed our insurance coverage and financial resources. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future, requiring us to expend more financial resources either in compliance or in purchasing supplemental insurance coverage.

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

     The testing, marketing and manufacturing of our products require regulatory approval, including approval from the FDA and, in some cases, from the U.S. Environmental Protection Agency or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. Certain of our pharmaceutical products, such as Focalin(TM), fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency of the U.S. Department of Justice in order to handle and distribute these products. The regulatory approval process presents several risks to us:

   o In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval.

   o Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency's requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first.

   o Requirements for approval may become more stringent due to changes in regulatory agency policy, or the adoption of new regulations or legislation.

   o The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and may impose significant limitations in the nature of warnings, precautions and contraindications that could materially affect the profitability of the drug.

   o Approved drugs, as well as their manufacturers, are subject to continuing and on-going review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

   o Regulatory authorities and agencies may promulgate additional regulations restricting the sale of our existing and proposed products.

   o Once a product receives marketing approval, the FDA may not permit us to market that product for broader or different applications, or may not, grant us clearance with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing clearances in a significant manner or promulgate additional regulations restricting the sale of our present or proposed products.

   o Our labeling and promotional activities relating to our products are regulated by the FDA and state regulatory agencies and, in some circumstances, by the Federal Trade Commission and DEA, and are subject to associated risks. If we fail to comply with FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, the FDA could bring an enforcement action against us that could inhibit our marketing capabilities as well as result in penalties.

     In addition, stem cells intended for human use are subject to FDA regulations requiring, among other things, certain infectious disease testing. New FDA regulations anticipated in 2003 may relate to screening of potential donors and donations for certain infectious diseases and the establishment of quality controls, recordkeeping and other practices related to the manufacture of human tissue. Currently, we are required to be, and are, licensed to operate in New York and New Jersey, two of the states in which we currently collect placentas and umbilical cord blood for our allogeneic and private stem cell banking businesses. If other states adopt similar licensing requirements, we would need to obtain such licenses to continue operating. If we are delayed in receiving, or are unable to obtain at all, necessary licenses, we will be unable to provide services in those states which would impact negatively on our revenues.

     WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

     Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties, when necessary, and conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application may not be obtained or may be significantly reduced before the patent is issued. Consequently, if our pending applications, or a pending application that we have licensed-in from third parties, do not result in the issuance of patents or, if any patents that are issued do not provide significant proprietary protection or commercial advantage, our ability to sustain the necessary level of intellectual property upon which our success depends may be restricted.

     Moreover, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensor, in a given country, of a patent covering an invention is not followed by the issuance, in other countries, of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in other countries may be limited.

     Under the current patent laws, patent applications in the United States are maintained in secrecy from six to 18 months, and publications of discoveries in the scientific and patent literature often lag behind actual discoveries. Thus, we may discover, sometime in the future, that we, or the third parties from whom we have licensed patents or patent applications, were not the first to make the inventions covered by the patents and patent applications in which we have rights, or that such patents and patent applications were not the first to be filed on such inventions. In the event that a third party has also filed a patent application for any of the inventions described in our patents or patent applications, or those we have licensed-in, we could become involved in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention. Such an interference could result in the loss of an issued U.S. patent or loss of any opportunity to secure U.S. patent protection for that invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

     Furthermore, even if our patents, or those we have licensed-in, are issued, our competitors may still challenge the scope, validity or enforceability of our patents in court, requiring us to engage in complex, lengthy and costly litigation. Alternatively, our competitors may be able to design around such patents and compete with us using the resulting alternative technology. If any of our issued or licensed patents are infringed, we may not be successful in enforcing our intellectual property rights or defending the validity or enforceability of our issued patents.

     It is also possible that third-party patent applications and patents could issue with claims that cover certain aspects of the subject matter claimed in the patents owned or optioned by us or licensed to us, which may limit our ability to practice under our patents, and may impede our efforts to obtain meaningful patent protection of our own. If patents are issued to third parties that contain competitive or conflicting claims, we may be legally prohibited from pursuing research, development or commercialization of potential products or be required to obtain licenses to these patents or to develop or obtain alternative technology. We may be legally prohibited from using patented technology, may not be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or may not be able to obtain or develop alternative technologies. Consequently, if we cannot successfully defend against any patent infringement suit that may be brought against us by a third party, we may lose the ability to practice certain subject matter delineated by patent claims that we have exclusive rights to, whether by ownership or by license, and that may have a material adverse effect on our business.

     Further, we rely upon unpatented proprietary and trade secret technology that we try to protect, in part, by confidentiality agreements with our collaborative partners, employees, consultants, outside scientific collaborators, sponsored researchers and other advisors. If these agreements are breached, we may not have adequate remedies for any such breach. Despite precautions taken by us, others may obtain access to or independently develop our proprietary technology or such technology may be found to be non-proprietary or not a trade secret.

     In addition, our right to practice the inventions claimed in some patents that relate to THALOMID(Reg. TM) arises under licenses granted to us by others, including The Rockefeller University and Children's Medical Center Corporation or CMCC. In addition to these patents, which relate to thalidomide, we have also licensed from CMCC certain patents relating to thalidomide analogs. In December 2002, we entered into an exclusive license agreement with CMCC and EntreMed. Inc. in connection with the settlement of certain pending litigation between and among us, EntreMed, and the U.S. Patent and Trademark Office relating to the issuance of certain CMCC patent applications covering thalidomide analogs. These patent applications had been licensed exclusively to EntreMed in the field of thalidomide analogs. In conjunction with the settlement of these suits, we acquired preferred shares and warrants which, if converted into EntreMed common shares, would constitute 49% of the outstanding shares of EntreMed, and EntreMed terminated its license agreements with CMCC relating to thalidomide analogs. In turn, CMCC exclusively licensed to us these patents and patent applications, which relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and all stereoisomers thereof. The December 2002 exclusive license to us is worldwide and royalty-bearing, and grants us complete control over the prosecution of the licensed thalidomide analog patent rights. The December 2002 agreement also grants us an option to inventions in the field of thalidomide analogs that may be developed at CMCC in the laboratory of Dr. Robert D'Amato, pursuant to the terms and conditions of a separate Sponsored Research Agreement negotiated between us and CMCC.

     While we believe these confidentiality and license agreements to be valid and enforceable, our rights under these agreements may not continue or disputes concerning these agreements may arise. If any of the foregoing should occur, we may be unable to rely upon our unpatented proprietary and trade secret technology, or we may be unable to use the third party proprietary technology we have licensed-in, either of which may prevent or hamper us from successfully pursuing our business.

     THE PHARMACEUTICAL INDUSTRY IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID AND SIGNIFICANT TECHNOLOGICAL CHANGE.

     The pharmaceutical industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, such as:

     o Bristol-Myers Squibb, Co., which potentially competes in clinical trials with our IMiDs(TM) and SelCIDs(TM);

     o Genentech Inc., which potentially competes in clinical trials with our IMiDs(TM) and SelCIDs(TM);

     o AstraZeneca, which potentially competes in clinical trials with our IMiDs(TM) and SelCIDs(TM);

     o Millennium Pharmaceuticals, which potentially competes in clinical trials with our IMiDs(TM) and SelCIDs(TM) as well as with THALOMID(Reg. TM);

     o Genta Inc., which potentially competes with our IMiDs(TM) and SelCIDs(TM) as well as with THALOMID(Reg. TM);

     o Cell Therapeutics, which potentially competes in clinical trials with our IMiDs(TM) and SelCIDs(TM) as well as with THALOMID(Reg. TM);

     o Vertex Pharmaceuticals Inc., which potentially competes in clinical trials with our kinase inhibitors; and

     o IDEC Pharmaceuticals Corporation and Ilex Oncology, Inc., both of which are generally developing drugs that address the oncology and immunology markets, although we are not aware of specific competing products.

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

     SALES OF OUR PRODUCTS ARE DEPENDENT ON THIRD-PARTY REIMBURSEMENT.

     Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These health care management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been targeted in this effort. If these organizations and third-party payors do not consider our products to be cost-effective, they may not reimburse providers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

     THE PRICE OF OUR COMMON STOCK HAS EXPERIENCED SUBSTANTIAL VOLATILITY AND MAY CONTINUE TO DO SO IN THE FUTURE.


     There has been significant volatility in the market prices for publicly traded shares of biopharmaceutical companies, including ours. In 2001, the price of our common stock fluctuated from a high of $38.88 to a low of $14.40. In 2002, the price of our common stock fluctuated from a high of $32.20 to a low of $11.32. On March 12, 2003, our common stock closed at a price of $24.00. The price of our common stock may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

     o    results of our clinical trials;

     o    announcements of technical or product developments by our competitors;

     o    market conditions for pharmaceutical and biotechnology stocks;

     o    market conditions generally;

     o    governmental regulation;

     o    health care legislation;

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

     THE NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

     Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. As of March 12, 2003, there were outstanding stock options and warrants for 10,766,099 shares of common stock, of which 9,660,459 were currently exercisable at an average exercise price range between $0.15 and $70.00, with an average exercise price of $19.20. These amounts include outstanding options and warrants of Anthrogenesis that we assumed as part of the merger (the "Merger") with Anthrogenesis on December 31, 2002 and that were converted into outstanding options and warrants of our common stock pursuant to an exchange ratio.

     WE MAY NOT REALIZE THE BENEFITS OF THE COMBINED BUSINESSES AS A RESULT OF THE ANTHROGENESIS ACQUISITION, WHICH COULD DIMINISH THE EXPECTED BENEFITS OF THE ACQUISITION.

     Achieving the expected benefits of the Anthrogenesis acquisition will depend in large part on the successful integration of certain aspects of the combined businesses in a timely and efficient manner. We must integrate the information systems, product development, administration and other operations of the combined company. This may be difficult and unpredictable because of possible cultural conflicts and different opinions on technical, operational and other integration decisions. We must also integrate the employees of the combined company. The operations, management and personnel of the combined company may not be compatible, and we may experience the loss of key personnel for that reason.

     We expect to incur costs from integrating Anthrogenesis' operations and personnel. These costs may be substantial and may include costs for:

     o employee retention and development; and

     o integration of operating policies, procedures and systems.

     If we are not successful in these integration efforts, we may not realize the full expected benefits of the Anthrogenesis acquisition.

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

AVAILABLE INFORMATION

     Our current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission (SEC), and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (http:www.celgene.com) as soon as reasonably practicable after such filing. Such reports will remain available on our website for at least twelve months. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C.

     The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. PROPERTIES

     We lease a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2007 with two five-year renewal options, a 29,000-square foot facility which has a term ending in July 2010 with two five-year renewal options, and an 11,400-square foot facility with a term ending in 2005. Monthly rental expenses for these facilities are approximately $74,000. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party that has a term ending in December 2009 with two five-year renewal options. Monthly rental expenses for this facility are approximately $50,200. We believe that our laboratory facilities are adequate for our research and development activities for at least the next 12 months.

     In December 2001, we entered into a lease to consolidate our San Diego operations into one building. The 78,200-square foot laboratory and office facility in San Diego, California was leased from an unaffiliated party and has a term ending in August 2012. Monthly rental expenses for this facility are approximately $172,000.

     The three leases for the 44,000-square feet of San Diego laboratory and office space recently vacated by us are coterminous and end in December 2003. Under the leases, we reimburse the landlord for taxes, insurance and operating costs associated with the properties and have an outstanding letter of credit for $150,000 in favor of the landlord that is fully collateralized by cash. Upon transferring our operations to the new facility, the 2003 lease expense and remaining unamortized leasehold improvements for the vacated properties were taken as a charge to earnings in the fourth quarter of 2002.

     Upon completion of the acquisition of Anthrogenesis on December 31, 2002, we assumed two separate leases in the same facility for office and laboratory space in Cedar Knolls, New Jersey. The leases are for a combined approximately 15,000 square feet with a monthly rental expense of approximately $10,000. Both leases have five year terms with one expiring in 2004 and one expiring in

2007 with a five year renewal option. In November of 2002, Anthrogenesis entered into a lease for an additional 11,000 square feet of laboratory space in Baton Rouge, Louisiana. The lease has a five year term with a three year renewel option. Monthly rental expense for this facility is approximately $7,500.

ITEM 3. LEGAL PROCEEDINGS

     We are not engaged in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low bid prices per share of common stock on the Nasdaq National Market:

                                       HIGH          LOW
                                   -----------   -----------
       2002
  Fourth Quarter ...............    $  25.50      $  15.06
  Third Quarter ................       21.35         11.39
  Second Quarter ...............       25.20         11.32
  First Quarter ................       32.20         21.52
       2001
  Fourth Quarter ...............    $  38.88      $  23.45
  Third Quarter ................       29.50         20.50
  Second Quarter ...............       36.48         14.40
  First Quarter ................       33.50         16.94


     The last reported sales price per share of common stock on the Nasdaq National Market on March 12, 2002 was $24.00. As of March 12, 2002, there were approximately 662 holders of record of our common stock.

                                DIVIDEND POLICY

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

                     EQUITY COMPENSATION PLAN INFORMATION

     Information on our common stock authorized for issuance under equity compensation plans is cross-referenced to Part III, Item 12, of this Annual Report on Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000 and the Consolidated Balance Sheet data as of December 31, 2002 and 2001 are derived from our Consolidated Financial Statements which have been audited by KPMG LLP, independent certified public accountants, and which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto.

     Some information has been derived from other audited consolidated financial statements. Our historical results are not necessarily indicative of future results of operations.

                                                                      YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------
                                                    2002          2001          2000           1999           1998
IN THOUSANDS, EXCEPT PER SHARE DATA           --------------- ------------ -------------- -------------- --------------
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
 Total revenue ..............................   $   135,746    $ 114,243     $   84,908     $   38,192     $   19,276
 Costs and operating expenses ...............       259,875      139,186        119,217         68,857         56,705
 Interest income/(expense), net .............        23,030       20,807         15,496         (1,990)         1,050
 Tax benefit ................................            98        1,232          1,810          3,018             --
                                                -----------    ---------     ----------     ----------     ----------
 Loss from continuing operations ............      (101,001)      (2,904)       (17,003)       (29,637)       (36,379)
 Preferred stock dividend (including
   accretion and imputed dividends) .........            --           --             --            818             25
                                                -----------    ---------     ----------     ----------     ----------
 Loss from continuing operations applicable
   to common stockholders ...................   $  (101,001)   $  (2,904)    $  (17,003)    $  (30,455)    $  (36,404)
                                                ===========    =========     ==========     ==========     ==========
Per share of common stock-basic and diluted:
 Loss from continuing operations applicable
   to common stockholders (1) ...............   $     (1.31)   $   (0.04)    $    (0.25)    $    (0.59)    $    (0.75)
                                                ===========    =========     ==========     ==========     ==========
 Weighted average number of shares of
   common stock outstanding (1) .............        77,337       75,108         66,598         51,449         48,811
                                                ===========    =========     ==========     ==========     ==========



                                                                          DECEMBER 31,
                                               ------------------------------------------------------------------
                                                   2002         2001         2000          1999          1998
IN THOUSANDS                                   ------------ ------------ ------------ ------------- -------------
CONSOLIDATED BALANCE SHEET
 DATA:
 Cash and cash equivalents, and marketable
   securities ................................  $  261,182   $  310,041   $  306,162   $   28,947    $   18,076
 Total assets ................................     327,287      353,982      346,726       46,873        31,486
 Long-term obligations under capital leases
   and equipment notes payable ...............          40           46          633        1,828         2,656
 Convertible notes ...........................          --       11,714       11,714       38,495         8,349
 Accumulated deficit .........................    (322,367)    (222,367)    (220,455)    (204,170)     (173,715)
 Stockholders' equity (deficit) ..............     276,698      310,425      295,533       (9,727)        8,393


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

     In July 1998, we received approval from the FDA to market THALOMID(Reg.
TM) (thalidomide) for use in ENL, a side effect of leprosy, and, in late September 1998, we commenced sales of THALOMID(Reg. TM) in the United States. Sales have grown rapidly each year since the launch and, in 2002, we recorded net sales of THALOMID(Reg. TM) of $119.1 million.

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

     On April 19, 2000, we signed a license and development agreement with Novartis Pharma AG in which we granted to Novartis a license for d-MPH, our chirally pure version of Ritalin(Reg. TM). The agreement provides for significant upfront and milestone payments based on achieving various regulatory approvals and royalties on the entire family of Ritalin(Reg. TM) products upon approval of d-MPH by the FDA. We have retained the rights for the use of d-MPH in oncology indications. We received approval from the FDA to market d-MPH, or Focalin(TM), on November 14, 2001.

     On August 31, 2000, we completed a merger, accounted for as a pooling-of-interests, with Signal Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease.

     On December 31, 2002, we completed a merger, accounted for under the purchase method, with Anthrogenesis Corp., a privately held biotherapeutics company pioneering the recovery of stem cells from human placental tissue following the completion of a full-term, successful pregnancy.

     We have sustained losses in each year since our inception as an independent biopharmaceutical company in 1986. In 2002, we had a net loss of $100.0 million, including one-time charges primarily as a result of acquired in-process R&D related to the Anthrogenesis acquisition and a patent litigation settlement. At December 31, 2002, we had an accumulated deficit of $322.4 million. We expect to make substantial expenditures to further develop and commercialize THALOMID(Reg. TM), develop our other oncology and immunological disease programs, further develop and commercialize our stem cell recovery efforts and advance our gene regulation and target discovery program. These expenditures are expected to be more than offset by increasing product sales, royalties, revenues from various research collaborations and license agreements with other pharmaceutical and biopharmaceutical companies, and investment income.

     Subject to the risks described elsewhere in this Annual Report on Form 10-K under "Risk Factors", we believe there are significant market opportunities for the pharmaceutical products and processes under development by us. To address these and potential future opportunities in a timely and competitive manner, we intend to seek out drug discovery and development collaborations and licensing arrangements with third parties. We have entered into agreements covering the manufacture and distribution for us of certain compounds, such as THALOMID(Reg. TM) and Focalin(TM), and the development by us of processes for producing chirally pure crop protection agents for license to agrochemical manufacturers. The latter development activities are performed through Celgro Corporation, our wholly owned agrochemical subsidiary.

     We have established a commercial sales, marketing and customer service organization to sell and support our products, and as of March 1, 2003, we employ approximately 160 persons in this capacity. We intend to develop and market our own pharmaceuticals for indications with economically accessible patient populations in our disease franchises. For drugs with indications outside the oncology and immunological disease fields and for larger patient populations, we may partner with other pharmaceutical companies. We currently partner with other companies for the development and commercialization of our chirally pure pharmaceutical and agrochemical products. We expect these arrangements typically will include some combination of license fees, milestone payments, reimbursement of research and development expenses and royalty arrangements. We also may acquire products or companies to expand our product portfolio and to augment our development and commercialization resources.

     Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products, the timing of the introduction and market acceptance of new products by us or competing companies, the timing of research and development milestones and our ability to control costs.

RESULTS OF OPERATIONS

Fiscal Years Ended December 31, 2002, 2001 and 2000

     Total revenue. Our total revenue for the year ended December 31, 2002 increased 19% to $135.7 million compared with $114.2 million for the same period in 2001. Total revenue in 2002 consisted of product sales of $122.9 million, of which $119.1 million were THALOMID(Reg. TM) sales and $3.8 million were sales of Focalin(TM), which received FDA approval in November 2001, and research contract revenue of $12.8 million compared with product sales of $84.2 million, of which $82.0 million were THALOMID(Reg. TM) sales and $2.2 million were sales of Focalin(TM), research contract revenue of $28.1 million and related party revenue of $1.9 million in 2001. THALOMID(Reg. TM) sales continue to grow in oncology as more clinical data is presented either in publications or at oncology meetings. Research contract revenue and royalty income in 2002, which decreased from 2001, included approximately $4.9 million of amortization of an upfront payment related to an agreement with Novartis and $4.7 million in royalty income from Novartis on sales of their Ritalin(Reg. TM) family of products. There was no related party revenue in 2002 as the initial terms of both related party agreements expired in 2001 and such entities are no longer considered related parties. Our total revenue for the year ended December 31, 2001 increased 35% to $114.2 million compared with $84.9 million for the same period in 2000. Total revenue in 2001 consisted of product sales of $84.2 million, of which $82.0 million were THALOMID(Reg. TM) sales and $2.2 million were sales of Focalin(TM), research contract revenue of $28.1 million and related party revenue of $1.9 million compared with product sales in 2000 of $62.7 million, all of which were THALOMID(Reg. TM) sales, research contract revenue of $15.9 million and related party revenue of $6.3 million in 2000. Research contract revenue in 2001, which increased from 2000, included approximately $10.4 million of amortization of upfront payments related to two separate agreements with Novartis and a milestone payment of $12.5 million from Novartis for receiving FDA approval to market Focalin(TM). Research contract revenue in 2000 consisted primarily of recognition of $4.6 million of the $10.0 million nonrefundable upfront license fee payment received in connection with a collaborative agreement entered into with Novartis in April 2000, and a $5.0 million milestone payment related to the same agreement with Novartis. Related party revenue decreased in 2001 from 2000 as the initial terms of both related party agreements expired and such entities are no longer considered related parties. One of those agreements was extended and approximately $2.8 million was classified as research contract revenue in 2001.


     Cost of goods sold. Cost of goods sold in 2002 increased approximately 27% to $17.3 million, or 14% of product sales, from approximately $13.6 million, or 16% of product sales, in 2001. This increase was primarily related to the significant increase in THALOMID(Reg. TM) sales. Additionally, expenses related to product royalties on THALOMID(Reg. TM) sales increased due to larger royalty percentages as higher sales thresholds were met. Cost of goods sold for 2002 relating to Focalin(TM) sales continued to be favorably impacted as manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorability will continue until the quantity previously expensed is completely sold. Cost of goods sold in 2001 increased approximately 36% to $13.6 million, or 16% of product sales, from approximately $10.0 million, or 16% of product sales, in 2000, in line with the increase in product sales and therefore primarily volume related. Cost of goods sold for 2001 relating to Focalin(TM) sales was favorably impacted as manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses.

     Research and development expenses. Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, and allocated facilities charges such as building rent and utilities. Research and development expenses in 2002 increased 25% to $84.9 million from $67.7 million in 2001. Approximately $49.1 million in 2002 was spent on THALOMID(Reg. TM) and its follow-on compounds, the IMiDs(TM) and SelCIDs(TM), primarily for preclinical toxicology and phase I/II clinical trials, the initiation of our phase III clinical trials in multiple myeloma and metastatic melanoma and legal expenses related to patent filings. We spent approximately $35.8 million in our gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs. Research and development expenses in 2001 increased 20% to $67.7 million from $56.2 million in 2000. Approximately $33.1 million was spent on THALOMID(Reg. TM) and its follow-on compounds, the IMiDs(TM) and SelCIDs(TM), primarily for preclinical toxicology and phase I/II clinical trials, regulatory expenses for preparation of a supplementary New Drug Application, or sNDA, for THALOMID(Reg. TM) in multiple myeloma and legal expenses related to patent filings. Approximately $2.8 million was spent for Focalin(TM), primarily for drug supply that was expensed prior to FDA approval. We spent approximately $31.8 million in our gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs. As a percent of total revenue, research and development expenses were approximately 63%, 59% and 66% in 2002, 2001 and 2000, respectively.

     Reference the table on page 4 of Part I -- Business section for the status of specific compounds. In general, estimated time to completion within the various stages of clinical development are as follows:

                           ESTIMATED COMPLETION
CLINICAL PHASE                    PERIOD
-----------------------   ---------------------
  Phase I                       1-2 years
  Phase II                      2-3 years
  Phase III                     2-3 years


     Due to the significant risks and uncertainties inherent in preclinical tests and clinical trials associated with each of our research and development projects, the cost to complete such projects is not reasonably estimable. The data obtained from these tests and trials may be susceptible to varying interpretation that could delay, limit or prevent a project's advancement through the various stages of clinical development, which would significantly impact the costs incurred in bringing a project to completion.

     Selling, general and administrative expenses. Selling expenses consist of salaries and benefits for sales and marketing and customer service personnel, warehousing and distribution costs, and other commercial expenses to support the sales force and the education and registration efforts underlying the S.T.E.P.S.(Reg. TM) program. General and administrative expenses consist primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes. Selling, general and administrative expenses increased 20% in 2002 to $69.7 million from $58.0 million in 2001. The increased spending was primarily commercial expenses to support the commercialization of THALOMID(Reg. TM), with approximately a $4.9 million increase in sales and marketing expenses primarily related to the sales force expansion. Selling, general and administrative expenses increased 25% in 2001 to $58.0 million from $46.4 million in 2000. Similar to 2002, the increased spending in 2001 was primarily commercial expenses to support the commercialization of THALOMID(Reg. TM), with approximately a $2.7 million increase in sales and marketing expenses primarily related to the sales force expansion and an increase of $2.5 million in customer service and warehousing and distribution, primarily related to bringing the previously out-sourced customer service function in-house and a rollout of an enhanced S.T.E.P.S.(Reg.
TM) program. As a percent of total revenue, selling, general and administrative expenses were approximately 51%, 51% and 55% in 2002, 2001 and 2000, respectively.

     Litigation settlement and related agreements. On December 31, 2002, we entered into a series of agreements with EntreMed, Inc. and Children's Medical Center Corporation to effectively terminate ongoing litigation relating to patents for thalidomide analogs and to grant an exclusive license to us for the rights to those patents. Under the terms of an Asset Purchase Agreement, we paid to EntreMed $10,000,000 for all thalidomide analog patents and associated clinical data and records, and the termination of any litigation surrounding those patents. Under the terms of a Securities Purchase Agreement, we acquired from EntreMed 3,350,000 shares of Series A Convertible Preferred Stock, and warrants for an additional 7,000,000 common shares for $16,750,000. The Series A Convertible Preferred Stock is convertible, at our option, into an aggregate of 16,750,000 shares of common stock at an initial conversion price of $1.00 per share provided, however, that the conversion price in effect from time to time shall be subject to certain adjustments. Dividends will accrue at 6% per annum on these preferred stock. We shall have the right to one vote for each share of Common Stock into which such share of Series A Convertible Preferred Stock could then be converted, and with respect to such vote, we shall have full voting rights and powers equal to the voting rights and powers of the holders of shares of Common Stock. The warrants have an exercise price of $1.50 per share, vest after six months from the date of grant and expire after seven years from the date of grant. The Company completed an assessment of the estimated realizable value of the investment. Considering the level of the Company's ownership interest in EntreMed, its history of operating losses and the fact that EntreMed is a clinical-stage biopharmaceutical company engaged primarily in research and development activities with proposed products and research programs in the early stage of clinical development, and, based on such assessment, the entire amount of such Preferred Stock was written down.

     We also signed an exclusive license agreement with CMCC that terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted us an exclusive worldwide license for the analog patents. We paid to CMCC $2,500,000 under this agreement with another $2,500,000 payable between 2004 and 2006, the present value relating to which aggregating $2,201,500 was charged to 2002 earnings. Additonally, we entered into a five year sponsored research agreement with CMCC whereby we have committed $300,000 per year in funding. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

     We recorded a charge to earnings for the cost of these agreements and related expenses of $32,211,500 in 2002 including the write down of the EntreMed Series A Convertible Preferred Stock and certain legal expenses incurred in connection with the settlement.

     Acquired in-process research and development On December 31, 2002, we completed the acquisition of Anthrogenesis Corp. for an aggregate purchase price of $60.0 million (See Note 3). Anthrogenesis is an early-stage biotherapeutics company delivering stem cell therapies produced from renewable human placental sources/materials. We acquired Anthrogenesis to realize the substantial therapeutic and commercial potential of placental stem cells through its commercial and developmental infrastructure.

     The acquisition of Anthrogenesis was accounted for using the purchase method of accounting for business combinations. Approximately $55.7 million of the total purchase consideration of $60.0 million was allocated to IPR&D, which was charged to expense at the acquisition date.

     In 2003, we do not expect the acquisition of Anthrogenesis to significantly impact the overall level of research and development expenses, or materially change our current product sales mix.

     Merger-related costs. We incurred one-time costs of $6.7 million related to the merger with Signal Pharmaceuticals, Inc. in 2000. These costs were primarily related to fees for financial advisors, accountants, lawyers and financial printers.

     Interest and other income and interest expense. Interest and other income increased approximately 11% in 2002 to $23.1 million from $20.9 million in 2001. The increase was primarily related to higher realized gains of approximately $5.0 million on sales of certain marketable securities offset by lower interest income on lower average cash balances and lower yields on our securities during 2002. Interest and other income increased approximately 19% in 2001 to $20.9 million from $17.6 million in 2000. The increase was primarily related to higher average cash balances and the recognition of a gain on the sale of certain marketable securities during 2001.

     Interest expense decreased 67% to approximately $27,000 in 2002 compared with approximately $83,000 in 2001. The decrease was primarily related to exercising the purchase options on the majority of our leased equipment during 2002. Interest expense decreased 96% to approximately $83,000 in 2001 compared with $2.1 million in 2000. The decrease was primarily related to an agreement with the convertible note-holders to eliminate the interest requirements in exchange for the right to hedge the shares underlying the convertible notes.

     Loss from continuing operations. The loss from continuing operations increased significantly in 2002 to $101.0 million from $2.9 million in 2001. The increased loss resulted from the acquisition of Anthrogenesis, whereby we incurred a charge of $55.7 million for in-process research and development costs, the litigation settlement and related agreements with EntreMed, Inc. and CMCC which resulted in a charge of $32.2 million, an increase of $32.8 million in other operating costs and expenses as explained above under "Cost of goods sold", "Research and development expenses" and "Selling, general and administrative expenses" and a decrease of $1.1 million in the net income tax benefit, partially offset by an increase in total revenue of $21.5 million as explained above under "Total revenues" and an increase in net interest and other income and expense of $2.2 million as explained above under "Interest and other income and expense". The loss from continuing operations decreased significantly in 2001, to $2.9 million from $17.0 million in 2000. The decreased loss resulted from an increase in total revenue of $29.3 million as explained above under "Total revenues" and an increase in net interest and other income and expense of $5.3 million as explained above under "Interest and other income and expense", partially offset by an increase in costs and expenses of $20.0 million as explained above under "Cost of goods sold", "Research and development expenses" and "Selling, general and administrative expenses."

     Gain on sale of chiral assets. We received royalty payments from Cambrex Corporation of approximately $1.0 million, $992,000 and $719,000 in 2002, 2001 and 2000, respectively, which represent additional portions of the purchase price paid by Cambrex for our chiral assets.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have financed our working capital requirements primarily through product sales, private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net product sales totaling approximately $296.6 million through December 31, 2002.


     Our working capital at December 31, 2002 decreased approximately 18% to $251.8 million from $306.5 million in 2001. The decrease in working capital was primarily due to a lower combination of cash, cash equivalents and marketable securities and higher current liablilities.

     Cash and cash equivalents increased to $85.5 million in 2002 from $47.1 million in 2001 while investments in marketable debt securities decreased to $175.7 million in 2002 from $262.9 million in 2001. Total cash, cash equivalents and marketable securities decreased by approximately $48.8 million reflecting increased spending for both commercial and research and development activities and the litigation settlement and related agreements with EntreMed and CMCC, partially offset by the receipt of funds from revenue received from research contracts and collection of receivables from sales of THALOMID(Reg.
TM).

     We expect that our rate of spending will increase as the result of research and product development spending, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID(Reg. TM) and increased capital investments. On February 16, 2000, we completed a public offering of 10,350,000 shares of our common stock, as adjusted for a three-for-one stock split effective April 2000. Proceeds from the transaction, net of expenses, were approximately $278.0 million. These funds, combined with the increasing revenue from product sales and various research agreements and collaborations, are expected to provide sufficient capital for our operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS

     Our major outstanding contractual obligations relate to our operating (facilities) leases.

     We lease a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2007 with two five-year renewal options, a 29,000-square foot facility which has a term ending in July 2010 with two five-year renewal options, and an 11,400-square foot facility with a term ending in 2005. Monthly rental expenses for these facilities are approximately $74,000. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party that has a term ending in December 2009 with two five-year renewal options. Monthly rental expenses for this facility are approximately $50,200.

     In December 2001, we entered into another lease to consolidate our San Diego operations into one building. The 78,200-square foot laboratory and office facility in San Diego, California was leased from an unaffiliated party and has a term ending in August 2012. Monthly rental expenses for this facility are approximately $172,000.

     The three leases for the 44,000-square feet of San Diego laboratory and office space recently vacated by us are coterminous and end in December 2003. Under the leases, we reimburse the landlord for taxes, insurance and operating costs associated with the properties and have an outstanding letter of credit for $150,000 in favor of the landlord that is fully collateralized by cash. Upon transferring our operations to the new facility, the 2003 lease obligations and remaining unamortized leasehold improvements for the vacated properties were taken as a charge to earnings in the fourth quarter of 2002.

     Upon completion of the acquisition of Anthrogenesis on December 31, 2002, we assumed 2 separate leases in the existing facility for office and laboratory space in Cedar Knolls, New Jersey. The leases are for a combined space of approximately 15,000 square feet with a monthly rental expense of approximately $10,000. Both leases have original five year terms with one expiring in 2004 and one expiring in 2007 with a five year renewal option. In November of 2002, Anthrogenesis entered into a lease for an additional 11,000 square feet of laboratory space in Baton Rouge, Louisiana. The lease has a five year term with a three year renewel option. Monthly rental expense for this facility is approximately $7,500.

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

     Acquired in-process research and development ("IPR&D"). IPR&D represents that portion of the purchase price of the Anthrogenesis acquisition that relates to the research and development activities, which are yet to demonstrate their technological feasibility and have no alternative future use. The estimated fair value of these projects is determined by employment of a discounted cash flow model. The discount rates used take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The analysis included forecasted future cash flows that are expected to result from the progress made on the in-process project prior to the purchase dates. Appropriate operating expenses are deducted from the total forecasted net revenues to establish a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns are discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and the Company as well as product specific risks associated with the purchased in-process research and development products. The product specific risk factors include the product's phase of development, likelihood of success, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile, and development plan and takes into consideration an overall discount rate, which represents a risk premium to the Company's weighted average cost of capital for purchase valuation purposes. The forecast data in the analysis is based on internal product level forecast information maintained by management in the ordinary course of managing the business. The inputs used by management in analyzing IPR&D is based on assumptions, which management believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. The valuations used to estimate IPR&D require us to use significant estimates and assumptions, that if changed, may result in a different valuation for IPR&D. Valuations for the Anthrogenesis acquisition was completed by an independent third-party consulting firm in accordance with SEC guidelines.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for

Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its Obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. None of the provisions are expected to have a material effect on the Company's financial statements.

CERTIFICATION OF FINANCIAL STATEMENTS

     The certifications by our Chief Executive Officer and Chief Financial Officer of this Annual Report on Form 10-K as required by Section 906 of the Sarbane-Oxley Act of 2002 (18 U.S.C. Section 1350), have been submitted to the Securities and Exchange Commission as additional correspondence accompanying this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Our holdings of financial instruments are comprised of commercial paper, U.S. government and corporate securities. These financial instruments may be classified as securities available for sale and carried at fair value or held to maturity and carried at amortized cost depending upon our intent. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet our ongoing liquidity needs. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported in a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income. We do not use financial derivatives for investment or trading purposes. As of December 31, 2002 and 2001, all securities have been classified as available for sale.

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

     The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of December 31, 2002:

                                                                                             2008 AND
                                    2003      2004      2005         2006         2007        BEYOND        TOTAL      FAIR VALUE
                                ------------ ------ ------------ ------------ ------------ ------------ ------------- -----------
                                                                        (in Thousands $)
Fixed Rate ....................   $ 20,800    --      $ 20,510     $ 64,345     $ 22,500     $ 37,275     $ 165,430    $173,707
Average Interest Rate .........       6.76%   --          8.02%        6.78%        6.26%        7.76%         7.08%
Variable Rate .................         --    --            --           --           --     $  2,000     $   2,000    $  2,000
Average Interest Rate .........         --    --            --           --           --         8.00%         8.00%
                                  --------    --      --------     --------     --------     --------     ---------    --------
  Total .......................   $ 20,800    --      $ 20,510     $ 64,345     $ 22,500     $ 39,275     $ 167,430    $175,707


     We do not use derivative financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 16 of the this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12 (except as otherwise provided), 13 and 15) is being incorporated by reference herein from our definitive proxy statement (or an amendment to Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2002 in connection with our 2003 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

     See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Item 12 (Security Ownership of Certain Beneficial Owners and Management) is being incorporated by reference herein from our definitive proxy statement (or an amendment to Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2002 in connection with our 2003 Annual Meeting of Stockholders.

     The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2002.

                     EQUITY COMPENSATION PLAN INFORMATION

                                                                                 NUMBER OF SECURITIES
                                                                                  REMAINING AVAILABLE
                                                                                  FOR FUTURE ISSUANCE
                               NUMBER OF SECURITIES                                  UNDER EQUITY
                                 TO BE ISSUED UPON        WEIGHTED-AVERAGE        COMPENSATION PLANS
                                    EXERCISE OF           EXERCISE PRICE OF      (EXCLUDING SECURITIES
                               OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,      REFLECTED IN COLUMN
PLAN CATEGORY                   WARRANTS AND RIGHTS      WARRANTS AND RIGHTS             (A))
---------------------------   ----------------------   ----------------------   ----------------------
                                        (A)                      (B)                      (C)
Equity compensation plans
 approved by security
 holders ..................          9,799,068                $ 22.42                  1,023,692
Equity compensation plans
 not approved by
 security holders .........          1,030,364                $ 11.37                    137,031
Total .....................         10,829,432                $ 21.37                  1,160,723

     The Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan has not been approved by our stockholders. As a result of the acquisition of Anthrogenesis, the Company acquired Anthrogenesis' Qualified Employee Incentive Stock Option Plan (the "Qualified Plan") and the Non-Qualified Recruiting and Retention Stock Option Plan (the "Non-Qualified Plan"). No future awards will be granted under the Non-Qualified Plan. The Qualified Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment. The exercise price of any stock option granted under the Qualified Plan may not be less than the fair market value of the common stock on the date of grant. In general, each option granted under the Qualified Plan vests evenly over a four year period and expires 10 years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period is subject to certain acceleration provisions if a change in control occurs. No award will be granted under the Qualified Plan on or after December 31, 2008.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 10.

ITEM 14. CONTROLS AND PROCEDURES

   (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Annual Report on Form 10-K, are effective.

   (b) Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     See Item 10.

                                    PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a)(1),(1)(2) See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule immediately following Exhibit Index.

     (b) None

     (c) Exhibits

     The following exhibits are filed with this report or incorporated by reference:

 EXHIBIT
   NO.                                          EXHIBIT DESCRIPTION
--------   ---------------------------------------------------------------------------------------------
 2.1       Purchase Option Agreement and Plan of Merger, dated April 26, 2002, among the
           Company, Celgene Acquisition Corp. and Anthrogenesis Corp. (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form S-4 dated November 13,
           2002 (No. 333-101196).
 2.2       Amendment to the Purchase Option Agreement and Plan of Merger, dated September 6,
           2002, among the Company, Celgene Acquisition Corp. and Anthrogenesis Corp.
           (incorporated by reference to Exhibit 2.2 of the Company's Registration Statement on
           Form S-4 dated November 13, 2002 (No. 333-101196).
 2.3       Asset Purchase Agreement by and between the Company and EntreMed, Inc., dated as of
           December 31, 2002 (incorporated by reference to Exhibit 99.6 of the Company's Schedule
           13D filed on January 3, 2003).
 2.4       Securities Purchase Agreement by and between EntreMed, Inc. and the Company, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.2 of the Company's
           Schedule 13D filed on January 3, 2003).
 3.1       Certificate of Incorporation of the Company, as amended (incorporated by reference to
           Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).
 3.2       Bylaws of the Company (incorporated by reference to the Company's Current Report on
           Form 8-K, dated September 16, 1996).
10.1       Lease Agreement, dated January 16, 1987, between the Company and Powder Horn
           Associates (incorporated by reference to Exhibit 10.17 to the Company's Registration
           Statement on Form S-1, dated July 24, 1987).
10.2       1986 Stock Option Plan (incorporated by reference to Exhibit A to the Company's Proxy
           Statement dated April 13, 1990).
10.3       1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's
           Proxy Statement, dated May 30, 1997).
10.4       1995 Non-Employee Directors' Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 24, 1999).
10.5       Form of Warrant to be issued in connection with the issuance of Series B Convertible
           Preferred Stock, pursuant to a Securities Purchase Agreement among the Company and certain Investors as set forth therein (the "Chancellor Entities"), such Warrants thereafter assigned by the Chancellor Entities to Deutsche Bank A.G. (incorporated by reference to
           Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 10, 1997).
10.6       Rights Agreement, dated as of September 16, 1996, between the Company and American
           Stock Transfer & Trust Company (incorporated by reference to the Company's
           Registration Statement on Form 8A, filed on September 16, 1996), as amended on
           February 18, 2000 (incorporated by reference to the Company's Current Report on Form
           8-K filed on February 22, 2000).
10.7       Form of indemnification agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1996).

 EXHIBIT
   NO.                                         EXHIBIT DESCRIPTION
--------   ------------------------------------------------------------------------------------------
10.8       Employment Agreement dated as of January 1, 2000 between the Company and John W.
           Jackson (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1999).
10.9       Employment Agreement dated as of January 1, 2000 between the Company and Sol J.
           Barer (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1999).
10.10      Manufacturing Agreement between Penn Pharmaceuticals Limited and the Company
           (incorporated by reference to the Company's Registration Statement on Form S-3 dated
           November 25, 1997 (No. 333-38891)).
10.11      Celgene Corporation Replacement Stock Option Plan (incorporated by reference to
           Exhibit 99.1 of the Company's Registration Statement on Form S-3 dated May 18, 1998
           (No. 333-52963)).
10.12      Form of Stock Option Agreement to be issued in connection with the Celgene Corporation
           Replacement Stock Option Plan (incorporated by reference to Exhibit 99.2 of the
           Company's Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).
10.13      Amended and Restated 1998 Long-Term Incentive Plan (incorporated by reference to
           Exhibit A to the Company's Proxy Statement, filed May 1, 2001).
10.14      Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail
           Laboratories Incorporated (incorporated by reference to the Company's Current Report on Form 8-K filed on July 17, 1998).
10.15      Employment Agreement dated as of January 1, 2000 between the Company and Robert J.
           Hugin (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1999).
10.16      Note Purchase Agreement dated January 20, 1999 between the Company and the
           Purchasers named on Schedule I to the agreement in connection with the purchase of
           $15,000,000 principal amount of the Company's 9.00% Senior Convertible Note Due
           January 20, 2004 (incorporated by reference to Exhibit 10.22 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1999).
10.17      Form of 9.00% Senior Convertible Note Due January 20, 2004 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1999).
10.18      Registration Rights Agreement dated as of January 20, 1999 between the Company and the Purchasers in connection with the issuance of the Company's 9.00% Senior Convertible
           Note Due January 20, 2004 (incorporated by reference to Exhibit 10.24 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1999).
10.19      Note Purchase Agreement dated July 6, 1999 between the Company and the Purchasers named in Schedule I to the agreement in connection with the purchase of $15,000,000 principal amount of the Company's 9.00% Senior Convertible Note Due June 30, 2004
           (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1999).
10.20      Form of 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to
           Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1999).
10.21      Registration Rights Agreement dated as of July 6, 1999 between the Company and the
           Purchasers in connection with the issuance of the Company's 9.00% Senior Convertible
           Note Due June 30, 2004 (incorporated by reference to Exhibit 10.27 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1999).
10.22      Development and License Agreement between the Company and Novartis Pharma AG, dated April 19, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 2000).

  EXHIBIT
    NO.                                           EXHIBIT DESCRIPTION
----------   ---------------------------------------------------------------------------------------------
10.23        Collaborative Research and License Agreement between the Company and Novartis
             Pharma AG, dated December 20, 2000 (incorporated by reference to Exhibit 10.22 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.24        Custom Manufacturing Agreement between the Company and Johnson Matthey Inc., dated
             March 5, 2001 (incorporated by reference to Exhibit 10.24 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 2001).
10.25        Manufacturing and Supply Agreement between the Company and Mikart, Inc., dated as of
             April 11, 2001 (incorporated by reference to Exhibit 10.25 to the Company's Annual
             Report on Form 10-K for the year ended December 31, 2001).
10.26        Distribution Services Agreement between the Company and Ivers Lee Corporation, d/b/a
             Sharp, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.26 to the
             Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.27        Amendment to 1998 Long-Term Incentive Plan, effective as of June 18, 2002 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2002).
10.28        Amendment No. 1 to 1992 Long-Term Incentive Plan, effective as of June 22, 1999
             (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
             10-Q for the quarter ended September 30, 2002).
10.29        Amendment No. 1 to 1995 Non-Employee Directors' Incentive Plan, effective as of
             June 22, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 2002).
10.30        Amendment No. 2 to 1995 Non-Employee Directors' Incentive Plan, effective as of
             April 18, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
             Report on Form 10-Q for the quarter ended September 30, 2002).
10.31        Agreement dated August 2001 by and among the Company, Children's Medical Center
             Corporation, Bioventure Investments KFT and EntreMed Inc. (certain portions of the agreement have been omitted and filed separately with the Securities and Exchange
             Commission pursuant to a request for confidential treatment, which request has been granted) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on
             Form 10-Q for the quarter ended March 31, 2002).
10.32        Exclusive License Agreement among the Company, Children's Medical Center Corporation and, solely for purposes of certain sections thereof, EntreMed, Inc., effective December 31,
             2002.
10.33        Supply Agreement between the Company and Sifavitor s.p.a, dated as of September 28,
             1999.
10.34        Supply Agreement between the Company and Seigfried (USA), Inc., dated as of
             January 1, 2003.
10.35        Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan.
21.1         List of Subsidiaries.
23.1         Consent of KPMG LLP.
24.1         Power of Attorney (included in Signature Page).

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

Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                            TITLE                        DATE
------------------------------   -----------------------------------   ---------------
        /s/ John W. Jackson      Chairman of the Board and             March 31, 2003
 ---------------------------      Chief Executive Officer
        John W. Jackson

        /s/ Sol J. Barer         Director, Chief Operating Officer     March 31, 2003
 ---------------------------
          Sol J. Barer

        /s/ Robert J. Hugin      Director, Chief Financial Officer     March 31, 2003
 ---------------------------
        Robert J. Hugin

         /s/ Jack L. Bowman      Director                              March 31, 2003
 ---------------------------
         Jack L. Bowman

       /s/ Frank T. Cary         Director                              March 31, 2003
 ---------------------------
         Frank T. Cary

       /s/ Michael D. Casey      Director                              March 31, 2003
 ---------------------------
        Michael D. Casey

            SIGNATURE                               TITLE                          DATE
--------------------------------   ---------------------------------------   ---------------
    /s/ Arthur Hull Hayes, Jr.     Director                                  March 31, 2003
 ---------------------------
       Arthur Hull Hayes, Jr.

           /s/ Gilla Kaplan        Director                                  March 31, 2003
 ---------------------------
          Gilla Kaplan

      /s/ Richard C.E. Morgan      Director                                  March 31, 2003
 ---------------------------
         Richard C.E. Morgan

         /s/ Walter L. Robb        Director                                  March 31, 2003
 ---------------------------
         Walter L. Robb

        /s/ James R. Swenson       Controller (Chief Accounting Officer)     March 31, 2003
 ---------------------------
           James R. Swenson


     The foregoing constitutes a majority of the directors.

                                CERTIFICATIONS

I, John W. Jackson, certify that:

  1. I have reviewed this annual report on Form 10-K of Celgene Corporation;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;


  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                        /s/ John W. Jackson
                                        ---------------------
                                        John W. Jackson
                                        Chairman of the Board
                                        Chief Executive Officer

I, Robert J. Hugin, certify that:

  1. I have reviewed this annual report on Form 10-K of Celgene Corporation;


  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;


  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

  6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                        /s/ Robert J. Hugin
                                        ---------------------
                                        Robert J. Hugin
                                        Chief Financial Officer

                              CELGENE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                          -----
Consolidated Financial Statements
 Independent Auditors' Report ........................................................... F-2
 Consolidated Balance Sheets as of December 31, 2002 and 2001 ........................... F-3
 Consolidated Statements of Operations -- Years Ended December 31, 2001, 2000 and 1999 .. F-4
 Consolidated Statements of Stockholders' Equity (Deficit) -- Years Ended
   December 31, 2002, 2001 and 2000 ..................................................... F-5
 Consolidated Statements of Cash Flows -- Years Ended December 31, 2002,
   2001 and 2000 ........................................................................ F-8
 Notes to Consolidated Financial Statements ............................................. F-10
Consolidated Financial Statement Schedule
 Schedule II -- Valuation and Qualifying Accounts ....................................... F-34


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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2(4c) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" effective July 1, 2001.


                                        /s/ KPMG LLP


Short Hills, New Jersey
January 29, 2003

                              CELGENE CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                             -----------------------------------
                                                                                    2002              2001
                                                                             ----------------- -----------------
ASSETS
Current assets:
   Cash and cash equivalents ...............................................  $   85,475,088    $   47,141,291
   Marketable securities available for sale ................................     175,706,555       262,900,049
   Accounts receivable, net of allowance of $1,019,760 and $998,395 at
    December 31, 2002 and December 31, 2001, respectively ..................      17,659,065        13,415,101
   Inventory ...............................................................       4,805,770         3,603,462
   Other current assets ....................................................      12,449,429         9,362,423
                                                                              --------------    --------------
      Total current assets .................................................     296,095,907       336,422,326
   Plant and equipment, net ................................................      19,600,063        10,645,647
   Goodwill ................................................................       2,972,784                --
   Intangible assets .......................................................       3,010,000                --
   Other assets ............................................................       5,607,974         6,914,445
                                                                              --------------    --------------
      Total assets .........................................................  $  327,286,728    $  353,982,418
                                                                              ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................  $   16,515,634    $   10,831,464
   Accrued expenses ........................................................      27,574,973        13,667,022
   Current portion of capital leases and note obligation ...................          86,318           586,731
   Current portion of deferred revenue .....................................         109,327         4,882,668
                                                                              --------------    --------------
      Total current liabilities ............................................      44,286,252        29,967,885
   Long term convertible notes .............................................              --        11,713,600
   Capitalized leases and note obligation, net of current portion ..........          39,852            46,215
   Deferred revenue, net of current portion ................................       1,389,888                --
   Other non-current liabilities ...........................................       4,872,784         1,829,251
                                                                              --------------    --------------
      Total liabilities ....................................................      50,588,776        43,556,951
                                                                              --------------    --------------
Stockholders' equity:
   Preferred stock, $.01 par value per share, 5,000,000 authorized; none
    outstanding at December 31, 2002 and December 31, 2001 .................              --                --
   Common stock, $.01 par value per share 120,000,000 shares
    authorized; issued 80,176,713 and 75,574,785 shares at December 31,
    2002 and December 31, 2001, respectively. ..............................         801,768           755,748
   Common stock in treasury, at cost; none at December 31, 2002, and
    282 shares at December 31, 2001. .......................................              --            (2,804)
Additional paid-in capital .................................................     591,277,196       527,023,001
Accumulated deficit ........................................................    (322,367,256)     (222,367,088)
Deferred compensation ......................................................              --        (1,592,490)
Notes receivable from stockholders .........................................         (42,000)          (42,000)
Accumulated other comprehensive income .....................................       7,028,244         6,651,100
                                                                              --------------    --------------
      Total stockholders' equity ...........................................     276,697,952       310,425,467
                                                                              --------------    --------------
      Total liabilities and stockholders' equity ...........................  $  327,286,728    $  353,982,418
                                                                              ==============    ==============


See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------------
                                                                   2002                 2001                2000
                                                           -------------------   -----------------   ------------------
Revenue:
 Product sales .........................................     $   122,921,166       $  84,194,839       $   62,675,879
 Research contract and royalty income ..................          12,824,614          28,149,501           15,882,112
 Related-party collaborative agreement revenue .........                  --           1,898,605            6,349,996
                                                             ---------------       -------------       --------------
    Total revenue ......................................         135,745,780         114,242,945           84,907,987
                                                             ---------------       -------------       --------------
Expenses:
 Cost of goods sold ....................................          17,322,108          13,571,401            9,986,743
 Research and development ..............................          84,924,323          67,653,087           56,172,848
 Selling, general and administrative ...................          69,716,760          57,961,795           46,389,311
 Litigation settlement and related agreements ..........          32,211,500                  --                   --
 Acquired in-process research and development ..........          55,700,000                  --                   --
 Merger-related costs ..................................                  --                  --            6,668,110
                                                             ---------------       -------------       --------------
    Total expenses .....................................         259,874,691         139,186,283          119,217,012
                                                             ---------------       -------------       --------------
Operating loss .........................................        (124,128,911)        (24,943,338)         (34,309,025)
Other income and expense:
 Interest and other income .............................          23,057,635          20,890,006           17,576,856
 Interest expense ......................................              27,334              82,971            2,080,981
                                                             ---------------       -------------       --------------
Loss before tax benefit ................................        (101,098,610)         (4,136,303)         (18,813,150)
Tax benefit ............................................              98,442           1,231,964            1,809,677
                                                             ---------------       -------------       --------------
Loss from continuing operations ........................        (101,000,168)         (2,904,339)         (17,003,473)
Discontinued operations:
 Gain on sale of chiral assets .........................           1,000,000             991,973              719,103
                                                             ---------------       -------------       --------------
Net loss ...............................................     $  (100,000,168)      $  (1,912,366)      $  (16,284,370)
                                                             ===============       =============       ==============
Per share of common stock-basic and diluted:
 Loss from continuing operations .......................     $         (1.31)      $       (0.04)      $        (0.25)
 Discontinued operations:
   Gain on sale of chiral assets .......................     $          0.01       $        0.01       $         0.01
 Net loss applicable to common stockholders ............     $         (1.29)      $       (0.03)      $        (0.24)
 Weighted average number of shares of common
   stock outstanding -- basic and diluted ..............          77,337,000          75,108,000           66,598,000
                                                             ===============       =============       ==============


See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                 SIGNAL CONVERTIBLE
                                                  PREFERRED STOCK                COMMON STOCK
                                          -------------------------------- -------------------------
                                               SHARES           AMOUNT        SHARES       AMOUNT
                                          ---------------- --------------- ------------ ------------
Balances at January 1, 2000 .............     24,492,639    $  41,330,800   17,858,476   $ 178,584
Exercise of stock options and
 warrants ...............................                                    2,424,930      24,250
Issuance of common stock for
 employee benefit plans .................                                       40,394         404
Issuance of common stock in
 follow-on offering .....................                                    2,934,000      29,340
Costs related to follow-on offering .....
Conversion of long term convertible
 notes ..................................                                    4,358,260      43,583
Shares issued for stock split ...........                                   43,305,104     433,051
Conversion of Signal preferred stock         (24,492,639)     (41,330,800)   3,078,725      30,787
Deferred compensation ...................
Amortization of deferred
 compensation ...........................
Expense related to non-employee
 stock options ..........................
Collection of notes receivable from
 stockholders ...........................
Issuance of Signal preferred stock
 warrants for promissory note ...........
Comprehensive loss:
 Net loss ...............................
 Net change in unrealized gain
  (loss) on available for sale
  securities ............................
Total comprehensive loss ................
Balances at December 31, 2000 ...........             --    $          --   73,999,889   $ 739,999
                                             ===========    =============   ==========   =========

                                            COMMON STOCK                                                                NOTES
                                             IN TREASURY       ADDITIONAL                                            RECEIVABLE
                                          -----------------      PAID-IN         ACCUMULATED          DEFERRED          FROM
                                           SHARES   AMOUNT       CAPITAL           DEFICIT          COMPENSATION    STOCKHOLDERS
                                          -------- -------- ---------------- ------------------- ----------------- --------------
Balances at January 1, 2000 .............   --       $ --    $ 154,393,662     $  (204,170,352)    $  (1,272,014)    $  (95,600)
Exercise of stock options and
 warrants ...............................                       10,433,513
Issuance of common stock for
 employee benefit plans .................                        1,047,351
Issuance of common stock in
 follow-on offering .....................                      278,524,620
Costs related to follow-on offering .....                         (885,160)
Conversion of long term convertible
 notes ..................................                       26,780,983
Shares issued for stock split ...........                         (433,051)
Conversion of Signal preferred stock                            41,301,822
Deferred compensation ...................                        6,706,274                            (6,706,274)
Amortization of deferred
 compensation ...........................                                                              3,087,681
Expense related to non-employee
 stock options ..........................                          970,309
Collection of notes receivable from
 stockholders ...........................                                                                                33,600
Issuance of Signal preferred stock
 warrants for promissory note ...........                          450,000
Comprehensive loss:
 Net loss ...............................                                          (16,284,370)
 Net change in unrealized gain
  (loss) on available for sale
  securities ............................
Total comprehensive loss ................
Balances at December 31, 2000 ...........   --       $ --    $ 519,290,323     $  (220,454,722)    $  (4,890,607)    $  (62,000)
                                            ==       ====    =============     ===============     =============     ==========

                                            ACCUMULATED
                                               OTHER
                                           COMPREHENSIVE
                                              INCOME
                                              (LOSS)           TOTAL
                                          -------------- -----------------
Balances at January 1, 2000 .............   $  (91,904)    $  (9,726,824)
Exercise of stock options and
 warrants ...............................                     10,457,763
Issuance of common stock for
 employee benefit plans .................                      1,047,755
Issuance of common stock in
 follow-on offering .....................                    278,553,960
Costs related to follow-on offering .....                       (885,160)
Conversion of long term convertible
 notes ..................................                     26,824,566
Shares issued for stock split ...........                             --
Conversion of Signal preferred stock                               1,809
Deferred compensation ...................                             --
Amortization of deferred
 compensation ...........................                      3,087,681
Expense related to non-employee
 stock options ..........................                        970,309
Collection of notes receivable from
 stockholders ...........................                         33,600
Issuance of Signal preferred stock
 warrants for promissory note ...........                        450,000
Comprehensive loss:
 Net loss ...............................                    (16,284,370)
 Net change in unrealized gain
  (loss) on available for sale
  securities ............................    1,001,783         1,001,783
                                                           -------------
Total comprehensive loss ................                    (15,282,587)
                                                           -------------
Balances at December 31, 2000 ...........   $  909,879     $ 295,532,872
                                            ==========     =============

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

                                           SIGNAL
                                         CONVERTIBLE                                   COMMON STOCK
                                        PREFERRED STOCK       COMMON STOCK             IN TREASURY         ADDITIONAL
                                      ----------------- ------------------------- ----------------------      PAID-IN
                                       SHARES   AMOUNT     SHARES       AMOUNT     SHARES      AMOUNT         CAPITAL
                                      -------   ------   ----------- ------------ -------- ------------- ----------------
Balances at January 1, 2001 .........   --       $ --    73,999,889   $ 739,999       --     $      --    $ 519,290,323
Exercise of stock options and
 warrants ...........................                     1,544,625      15,446                               6,760,473
Issuance of common stock for
 employee benefit plans .............                        29,014         290                                 741,219
Issuance of common stock for
 services ...........................                         1,257          13                                  37,776
Purchase of treasury stock ..........                                               (282)       (2,804)
Reduction of deferred
 compensation for terminations ......                                                                          (832,711)
Amortization of deferred
 compensation .......................
Expense related to non-employee
 stock options and restricted stock
 granted to employees ...............                                                                         1,025,921
Collection of notes receivable from
 stockholders .......................
Comprehensive income:
 Net loss ...........................
 Net change in unrealized gain
 (loss) on available for sale
 securities .........................
 Less: reclassification adjustment
 for gain included in net loss ......
 Net unrealized gain (loss) on
 securities .........................
Total comprehensive income ..........
Balances at December 31, 2001 .......   --       $ --    75,574,785   $ 755,748     (282)    $  (2,804)   $ 527,023,001
                                        ==       ====    ==========   =========     ====     =========    =============



                                                                                             ACCUMULATED
                                                                                 NOTES          OTHER
                                                                              RECEIVABLE    COMPREHENSIVE
                                          ACCUMULATED          DEFERRED          FROM          INCOME
                                            DEFICIT          COMPENSATION    STOCKHOLDERS      (LOSS)           TOTAL
                                      ------------------- ----------------- -------------- -------------- ----------------
Balances at January 1, 2001 .........   $  (220,454,722)    $  (4,890,607)    $  (62,000)   $    909,879   $ 295,532,872
Exercise of stock options and
 warrants ...........................                                                                          6,775,919
Issuance of common stock for
 employee benefit plans .............                                                                            741,509
Issuance of common stock for
 services ...........................                                                                             37,789
Purchase of treasury stock ..........                                                                             (2,804)
Reduction of deferred
 compensation for terminations ......                             832,711                                             --
Amortization of deferred
 compensation .......................                           2,465,406                                      2,465,406
Expense related to non-employee
 stock options and restricted stock
 granted to employees ...............                                                                          1,025,921
Collection of notes receivable from
 stockholders .......................                                             20,000                          20,000
Comprehensive income:
 Net loss ...........................        (1,912,366)                                                      (1,912,366)
 Net change in unrealized gain
 (loss) on available for sale
 securities .........................                                                          6,760,396       6,760,396
 Less: reclassification adjustment
 for gain included in net loss ......                                                         (1,019,175)     (1,019,175)
 Net unrealized gain (loss) on
 securities .........................                                                                          5,741,221
                                                                                                           -------------
Total comprehensive income ..........                                                                          3,828,855
                                                                                                           -------------
Balances at December 31, 2001 .......   $  (222,367,088)    $  (1,592,490)    $  (42,000)   $  6,651,100   $ 310,425,467
                                        ===============     =============     ==========    ============   =============

See accompanying notes to consolidated financial statements.

                              CELGENE CORPORATION
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
          YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


                                             SIGNAL
                                           CONVERTIBLE                                   COMMON STOCK
                                         PREFERRED STOCK        COMMON STOCK              IN TREASURY
                                        ----------------- ------------------------- -----------------------
                                         SHARES   AMOUNT     SHARES       AMOUNT      SHARES      AMOUNT
                                        -------- -------- ------------ ------------ --------- -------------
Balances at January 1, 2002 ...........   --       $ --    75,574,785   $ 755,748      (282)    $  (2,804)
Exercise of stock options and
 warrants .............................                     1,246,600      12,466
Issuance of common stock for
 employee benefit plans ...............                        35,398         354     1,160         4,351
Purchase of treasury stock ............                                                (878)       (1,547)
Conversion of long term
 convertible notes ....................                     1,864,549      18,645
Shares issued for Anthrogenesis
 acquisition ..........................                     1,455,381      14,555
Reduction of deferred
 compensation for terminations ........
Amortization of deferred
 compensation .........................
Expense related to non-employee
 stock options and restricted stock
 granted to employees .................
Income tax benefit upon exercise of
 stock options ........................
Comprehensive loss:
 Net loss .............................
 Net change in unrealized gain
  (loss) on available for sale
  securities ..........................
 Less: reclassification adjustment
  for gain included in net loss .......
 Net unrealized gain (loss) on
  securities ..........................
Total comprehensive loss ..............
Balances at December 31, 2002 .........   --       $ --    80,176,713   $ 801,768        --     $      --
                                          ==       ====    ==========   =========     =====     =========



                                                                                                                ACCUMULATED
                                                                                                    NOTES          OTHER
                                           ADDITIONAL                                            RECEIVABLE    COMPREHENSIVE
                                             PAID-IN         ACCUMULATED          DEFERRED          FROM          INCOME
                                             CAPITAL           DEFICIT          COMPENSATION    STOCKHOLDERS      (LOSS)
                                        ---------------- ------------------- ----------------- -------------- --------------
Balances at January 1, 2002 ...........  $ 527,023,001     $  (222,367,088)    $  (1,592,490)    $  (42,000)   $  6,651,100
Exercise of stock options and
 warrants .............................      3,955,141
Issuance of common stock for
 employee benefit plans ...............        961,055
Purchase of treasury stock ............
Conversion of long term
 convertible notes ....................     11,694,955
Shares issued for Anthrogenesis
 acquisition ..........................     47,426,482
Reduction of deferred
 compensation for terminations ........       (327,748)                              327,748
Amortization of deferred
 compensation .........................                                            1,264,742
Expense related to non-employee
 stock options and restricted stock
 granted to employees .................        467,223
Income tax benefit upon exercise of
 stock options ........................         77,087
Comprehensive loss:
 Net loss .............................                       (100,000,168)
 Net change in unrealized gain
  (loss) on available for sale
  securities ..........................                                                                           6,323,272
 Less: reclassification adjustment
  for gain included in net loss .......                                                                          (5,946,128)
 Net unrealized gain (loss) on
  securities ..........................
Total comprehensive loss ..............
Balances at December 31, 2002 .........  $ 591,277,196     $  (322,367,256)    $          --     $  (42,000)   $  7,028,244
                                         =============     ===============     =============     ==========    ============

                                              TOTAL
                                        ----------------
Balances at January 1, 2002 ...........  $  310,425,467
Exercise of stock options and
 warrants .............................       3,967,607
Issuance of common stock for
 employee benefit plans ...............         965,760
Purchase of treasury stock ............          (1,547)
Conversion of long term
 convertible notes ....................      11,713,600
Shares issued for Anthrogenesis
 acquisition ..........................      47,441,037
Reduction of deferred
 compensation for terminations ........              --
Amortization of deferred
 compensation .........................       1,264,742
Expense related to non-employee
 stock options and restricted stock
 granted to employees .................         467,223
Income tax benefit upon exercise of
 stock options ........................          77,087
Comprehensive loss:
 Net loss .............................    (100,000,168)
 Net change in unrealized gain
  (loss) on available for sale
  securities ..........................       6,323,272
 Less: reclassification adjustment
  for gain included in net loss .......      (5,946,128)
                                         --------------
 Net unrealized gain (loss) on
  securities ..........................         377,144
                                         --------------
Total comprehensive loss ..............     (99,623,024)
                                         --------------
Balances at December 31, 2002 .........  $  276,697,952
                                         ==============

See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------------
                                                                         2002                2001               2000
                                                                 -------------------  -----------------  ------------------
Cash flows from operating activities:
Loss from continuing operations ...............................    $  (101,000,168)    $   (2,904,339)     $  (17,003,473)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization of long-term assets ............          5,181,708          5,086,048           3,722,467
 Provision for accounts receivable allowances .................            294,533            553,168             130,000
 Realized gain on marketable securities available for sale              (5,946,128)        (1,019,175)                 --
 Non-cash acquired in-process research and development                  55,700,000                 --                  --
 Non-cash stock-based compensation ............................            467,223          3,529,116           4,057,990
 Amortization of premium on marketable securities
   available for sale .........................................            366,967            212,066                  --
 Amortization of debt issuance and warrant costs ..............                 --             28,560             700,000
 Amortization of discount on note obligations .................                 --                 --             274,848
 Shares issued for employee benefit plans .....................            965,760            741,509           1,047,755
Change in current assets & liabilities, excluding the effect of acquisition:
 Increase in accounts receivable ..............................         (4,166,202)        (4,122,269)         (4,938,569)
 (Increase)decrease in inventory ..............................         (1,198,433)           662,795          (1,810,198)
 (Increase)decrease in other operating assets .................         (2,916,715)         2,284,583         (10,649,979)
 Increase in accounts payable and accrued expenses ............         19,298,041          5,750,073           9,793,831
 Increase(decrease) in deferred revenue .......................         (4,866,000)       (12,456,906)         13,239,782
                                                                   ---------------     --------------      --------------
Net cash used in operating activities .........................        (37,819,414)        (1,654,771)         (1,435,546)
                                                                   ---------------     --------------      --------------
Cash flows from investing activities:
Capital expenditures ..........................................        (11,077,313)        (7,869,661)         (9,637,333)
Cash outflow on Anthrogenesis acquisition, net of cash
 acquired .....................................................        (10,298,604)                --                  --
Proceeds from sales and maturities of marketable securities
 available for sale ...........................................        133,265,430        119,789,801         139,575,925
Purchases of marketable securities available for sale .........        (40,115,630)      (231,373,743)       (276,264,605)
Proceeds from sale of chiral intermediate assets ..............          1,000,000            991,973             719,103
                                                                   ---------------     --------------      --------------
Net cash used in investing activities .........................         72,773,883       (118,461,630)       (145,606,910)
                                                                   ---------------     --------------      --------------
Cash flows from financing activities:
Net proceeds from follow-on public offering ...................                 --                 --         277,668,800
Proceeds from notes receivable from stockholders ..............                 --             20,000              33,600
Proceeds from exercise of common stock options and
 warrants .....................................................          3,967,607          6,775,919          10,457,762
Purchase of treasury stock ....................................             (1,547)            (2,804)                 --
Repayment of capital lease and note obligations ...............           (586,732)          (929,258)         (1,593,127)
                                                                   ---------------     --------------      --------------
Net cash provided by financing activities .....................          3,379,328          5,863,857         286,567,035
                                                                   ---------------     --------------      --------------
Net increase (decrease) in cash and cash equivalents ..........         38,333,797       (114,252,544)        139,524,579
Cash and cash equivalents at beginning of period ..............         47,141,291        161,393,835          21,869,256
                                                                   ---------------     --------------      --------------
Cash and cash equivalents at end of period ....................    $    85,475,088     $   47,141,291      $  161,393,835
                                                                   ===============     ==============      ==============

See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)


                                                                              YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                       2002              2001             2000
                                                                 ----------------   --------------   --------------
Supplemental schedule of non-cash investing and
 financing activity:
Change in net unrealized gain(loss) on marketable
 securities available for sale ...............................     $   (377,144)     $ 5,741,221      $  1,001,783
                                                                   ============      ===========      ============
Issuance of common stock upon the conversion of
 convertible notes and accrued interest thereon, net .........     $ 11,713,600      $        --      $ 26,737,824
                                                                   ============      ===========      ============
Issuance of common stock upon the conversion of
 convertible preferred stock and Signal preferred stock            $         --      $        --      $ 41,330,800
                                                                   ============      ===========      ============
Deferred compensation relating to stock options ..............     $   (327,748)     $  (832,711)     $  6,706,274
                                                                   ============      ===========      ============
Issuance of common stock, options and warrants in
 connection with acquisition of Anthrogenesis ................     $ 47,441,037      $        --      $         --
                                                                   ============      ===========      ============
Supplemental disclosure of cash flow information:
Interest paid ................................................     $     27,334      $    82,971      $  3,114,144
                                                                   ============      ===========      ============
Cash received related to tax benefit .........................     $         --      $ 1,231,964      $  1,809,677
                                                                   ============      ===========      ============

See accompanying notes to consolidated financial statements.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000


(1) NATURE OF BUSINESS AND BASIS OF PRESENTATION

     Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is a fully-integrated biopharmaceutical company engaged in the discovery, development and commercialization of novel therapies designed to treat cancer and immunological diseases through regulation of cellular, genomic and proteomic targets. THALOMID(Reg. TM) (thalidomide), the Company's lead product, was approved for sale in the United States by the U.S. Food and Drug Administration on July 16, 1998, and sales of THALOMID(Reg. TM) in 2002 totaled $119.1 million. THALOMID(Reg. TM) is being evaluated in clinical trials for the treatment of solid tumor and hematological cancers as well as serious inflammatory diseases.

     In November 2001, Celgene received FDA approval for Focalin(TM), its refined version of Ritalin(Reg. TM), for the treatment of attention deficit disorder/attention deficit hyperactivity disorder. Focalin(TM) is marketed by Novartis Pharma AG. Under the agreement with Novartis, Celgene will collect royalties on the entire Ritalin(Reg. TM) family of products.

     Several classes of small molecule drugs highlight Celgene's product pipeline: IMiDs(TM) (Immunomodulatory Drugs), SelCIDs(TM) (Selective Cytokine Inhibitory Drugs), SERMs (Selective Estrogen Receptor Modulators), benzopyrans, kinase inhibitors, tubulin inhibitors and ligase modulators. These classes are novel and proprietary oral agents that are being developed for the treatment of solid tumor and hematological cancers and chronic inflammatory diseases, such as Crohn's disease and rheumatoid arthritis.

     On August 31, 2000, the Company completed its merger with Signal Pharmaceuticals, Inc., a privately held San Diego-based biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease. The Company issued 3,710,144 shares of its common stock for all the outstanding common shares of Signal at an exchange ratio of ..1257 of a share of Celgene common stock for each share of Signal common stock. Immediately prior to the consummation of the merger, all Signal preferred shares were converted into Signal common shares on a one-for-one basis. In addition, Celgene issued 380,607 options for all the Signal options outstanding at the closing date. The purchase price also included approximately $6.7 million representing merger related costs which consisted of transaction fees for financial advisors, attorneys, accountants and other related charges. The merger was accounted for as a pooling-of-interests. All prior period consolidated financial statements of Celgene have been restated to include the results of operations, financial position and cash flows of Signal.

     On December 31, 2002, the Company completed its merger with Anthrogenesis Corporation, a privately held New Jersey based biotherapeutics company pioneering the recovery of stem cells from human placental tissue following the completion of a full-term, successful pregnancy. The Company issued 1,455,381 shares of its common stock for all the outstanding common shares of Anthrogenesis at an exchange ratio of .4545 of a share of Celgene common stock for each share of Anthrogenesis common stock. An additional 1,247,203 shares are issuable upon the exercise of Anthrogenesis' outstanding stock options and warrants. Including the fair value of the options and warrants and direct costs of the merger, the purchase price of the merger was approximately $60.0 million. The merger was accounted for using the purchase method of accounting.

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

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) CASH EQUIVALENTS

     At December 31, 2002 and 2001, cash equivalents consisted principally of highly liquid funds invested in commercial paper, money market funds, and United States government securities such as treasury bills and notes. These instruments are stated at cost, which approximates market value because of the short maturity of these investments.

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

     A decline in the market value of any available-for-sale below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

     Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

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

     (E) PLANT AND EQUIPMENT

     Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. The estimated useful lives of fixed assets are as follows:



         Laboratory equipment and machinery ..... 5 years
         Furniture and fixtures ................. 5 years
         Computer Equipment ..................... 3 years

     Amortization of leasehold improvements is calculated using the straight-line method over the remaining term of the lease or the life of the asset, whichever is shorter. Maintenance and repairs are charged to operations as incurred, while renewals and improvements are capitalized.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

     (F) GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of costs over the fair value of identifiable net assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. At the time of adoption of SFAS No. 142, the Company did not have any goodwill or other intangible assets with an indefinite useful life.

     (G) IMPAIRMENT OF LONG-LIVED ASSETS

     SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

     In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, software costs and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

     Goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     (H) OTHER ASSETS

     Other assets include capitalized costs associated with a new customer service system, an enhanced S.T.E.P.S.(Reg. TM) system, certain patent rights and licensed technology. Costs associated with the customer service system and the enhanced S.T.E.P.S.(Reg. TM) system, which were developed and implemented during 2000 and 2001, respectively, were capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed and Obtained for Internal Use, and are amortized over their estimated useful life of three years from the date the system was ready for its intended use. At December 31, 2002 and 2001, computer software costs totaled approximately $4.2 million and $5.3 million, respectively, which is net of $4.4 million and $2.0 million in accumulated amortization, respectively. The cost of patent rights is amortized using the straight-line method over the

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

life of the patents. The weighted average remaining patent life at December 31, 2002 is 9 years. Licensed technology is stated at cost and depreciated over the estimated useful life of three years using the straight-line method. At December 31, 2002 and 2001, patent rights and licensed technology totaled $0.9 million and $1.0 million, respectively which is net of $1.6 million and $1.5 million in accumulated amortization, respectively.

     (I) BUSINESS COMBINATIONS

     In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method no longer is permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. Subsequent to SFAS 141 becoming effective, the Company completed its merger with Anthrogenesis on December 31, 2002, which was accounted for using the purchase method of accounting. The Company's merger with Signal, which was completed on August 31, 2000, was accounted for as a pooling-of-interests.

     (J) ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D")

     The value assigned to acquired in-process research and development is determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established at the acquisition date, (b) there is no alternative future use, and (c) the fair value is estimable with reasonable reliability.

     (K) RESEARCH AND DEVELOPMENT COSTS

     All research and development costs are expensed as incurred. These include all internal costs, external costs related to services contracted by the Company and research services conducted for others. Research and development costs consist primarily of salaries and benefits, contractor fees, clinical drug supplies for preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs.

     (L) INCOME TAXES

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

     (M) REVENUE RECOGNITION

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

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Grant revenue is recognized in accordance with the terms of the grant and as services are performed, and generally equals the related research and development expense.

     Until October 2001, Axys Pharmaceutical was treated as a related party, as the previous Chief Executive Officer of Axys served on the Signal Board of Directors at the time Signal and Axys entered into a collaboration agreement prior to the merger with Celgene. The initial term of that agreement expired in October 2001. Therefore revenue recognized subsequent to October 2001 is no longer classified as related party. Accordingly, there was no related party revenue recorded in 2002, and $1.9 million and $2.5 million of related party revenue was recorded in 2001 and 2000, respectively.

     Serono S.A. was treated as a related party based on its ownership interest in Signal at the time Signal and Serono entered into a collaboration agreement. The initial term of the agreement expired in November 2000 and while the agreement has been extended, Serono is no longer considered a related party. Accordingly, revenue from Serono of $3.8 million was recognized in 2000 as related party revenue.

     As a result of the merger with Signal, revenues from these companies have ceased being classified as related party revenue upon the expiration of the initial term of the respective agreements.

     (N) STOCK OPTION PLANS

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, as amended, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

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

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

     The following table illustrates the effect on net loss and net loss per share as if the fair-value-based method under SFAS No. 123 had been applied.


                                                               2002                 2001                2000
                                                       -------------------   -----------------   ------------------
Net loss applicable to common stockholders:
 As reported .......................................     $  (100,000,168)     $   (1,912,366)      $  (16,284,370)
 Add stock-based employee compensation
   expense included in reported net income .........           1,515,208           2,675,074            3,087,681
 Deduct total stock-based employee
   compensation expense determined under
   fair-value-based method for all rewards .........         (18,101,000)        (22,990,000)         (21,727,000)
                                                         ---------------      --------------       --------------
 Pro forma .........................................     $  (116,585,960)     $  (22,227,292)      $  (34,923,689)
Net loss per common share basic and diluted:
 As reported .......................................     $         (1.29)     $        (0.03)      $        (0.24)
 Pro forma .........................................               (1.51)              (0.30)               (0.52)


     The pro forma effects on net loss applicable to common stockholders and net loss per common share for 2002, 2001 and 2000 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

     The weighted-average fair value per share was $8.13, $9.83 and $16.44 for stock options granted in 2002, 2001 and 2000, respectively. The Company estimated the fair values using the Black-Scholes option pricing model and used the following assumptions:

                                                            2002         2001         2000
                                                         ----------   ----------   ----------
       Risk-free interest rate .......................       2.02%        3.52%        4.84%
       Expected stock price volatility ...............         58%          57%          57%
       Expected term until exercise (years) ..........       2.89         2.81         2.81
       Expected dividend yield .......................          0%           0%           0%


     (O) EARNINGS PER SHARE

     "Basic" earnings (loss) per common share equals net income (loss) applicable to common stockholders divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share would equal net income applicable to common stockholders divided by the sum of weighted average common shares outstanding during the period plus common stock equivalents if dilutive. The Company's basic and diluted per share amounts are the same since the assumed exercise of stock options, and warrants, and the conversion of convertible debentures and preferred stock are all anti-dilutive. The number of common stock equivalents excluded from the calculation were 11,046,271 in 2002, 10,128,670 in 2001 and 11,033,930 in 2000.

     (P) COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of net losses and the change in net unrealized gains (losses) on securities classified as available for sale and is presented in the consolidated statements of stockholders' equity (deficit).

     (Q) FINANCIAL INSTRUMENTS

     The fair value, which equals carrying value, of marketable securities available for sale is based on quoted market prices. For all other financial instruments, their carrying value approximates fair value due to the short maturity of these instruments.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

     (R) WAREHOUSING AND DISTRIBUTION EXPENSES

     Warehousing and distribution expenses are included in selling, general and administrative expenses and totaled approximately $3.5 million, $5.4 million and $4.5 million in 2002, 2001, and 2000, respectively.

     (S) RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for consolidated financial statements of interim or annual periods ending after December 15, 2002.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

(3) ANTHROGENESIS ACQUISITION

     As discussed in Note 1, on December 31, 2002, Celgene completed the acquisition of Anthrogenesis Corp., for an aggregate purchase price of $60.0 million. Anthrogenesis is an early-stage biotherapeutics company delivering stem cell therapies produced from renewable human placental sources/materials. The Company acquired Anthrogenesis to realize the substantial therapeutic and commercial potential of placental stem cells through its commercial and developmental infrastructure. The merger was consummated pursuant to the Purchase Option Agreement and Plan of Merger, dated April 26, 2002, as amended. The Company issued 1,455,381 shares of common stock valued at $31.2 million for all the outstanding shares of Anthrogenesis at an exchange ratio of .4545 of a share of Celgene common stock for each share of Anthrogenesis common stock outstanding. The Company also issued 1,247,203 Celgene stock options and warrants in exchange for all the Anthrogenesis stock options and warrants at the same exchange ratio. All of the Anthrogenesis options and warrants were vested at the time of their assumption by Celgene, or the exercise price of such options and warrants exceeded the market price of Celgene stock on the date of acquisition. The fair value of these options and warrants aggregating $16.7 million was included in the acquisition purchase price and were determined using the Black-Scholes model using the following assumptions:

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

     -- Fair market value of the underlying shares was based on the average closing price of Celgene's common stock on December 31, 2002.
     -- Risk free interest rate of 2%.
     -- Expected stock price volatility of 65%.
     -- Expected term until exercise 2.5 to 3 years.
     -- Expected dividend yield 0%.

     In addition, an outstanding convertible loan of $8.5 million due to the Company from Anthrogenesis, bearing interest at prime plus 2%, was also included in the purchase price. The purchase price also includes $3.6 million representing acquisition related costs, which consisted of transaction fees for financial advisors, attorneys, accountants and other related charges.

     The acquisition of Anthrogenesis was structured as a tax-free reorganization under Section 368(a) of the Internal Revenue Code and was accounted for using the purchase method of accounting for business combinations. The consolidated financial statements as of December 31, 2002 includes the net assets and liabilities of Anthrogenesis. The purchase price was allocated to the assets purchased and liabilities assumed based upon their respective fair values, with the excess of the purchase price over the estimated fair market value of net tangible and intangible assets acquired allocated to goodwill based on a third-party valuation report, as follows:

  Current assets ...........................     $  2,671,319
  Property and equipment ...................          649,028
  Non current assets .......................            8,864
  IPR&D ....................................       55,700,000
  Intangible assets ........................        3,010,000
  Goodwill .................................        2,972,784
                                                 ------------
  Total assets acquired ....................       65,011,995
                                                 ------------
  Current liabilities ......................       (3,547,463)
  Non current liabilities ..................       (1,429,740)
                                                 ------------
  Total liabilities assumed ................       (4,977,203)
                                                 ------------
  Net assets acquired ......................     $ 60,034,792
                                                 ============


     Approximately $55.7 million of the purchase price represents the estimated fair value of IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of income upon the acquisition date.

     Intangible assets acquired represent supplier agreements and customer lists and have a weighted average useful life of 11.6 years. Amortization expense for the next five fiscal years is expected to be approximately $315,000 per year.

     The goodwill from the Anthrogenesis acquisition has been allocated to the Company's Stem Cell Therapy segment. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company will not amortize goodwill resulting from this acquisition, but will review it at least annually for potential impairment issues. This goodwill is not deductible for tax purposes.

     The allocation may be adjusted over the next three quarters as integration plans are finalized, as allowed by SFAS 141, Business Combinations.

     IPR&D represents that portion of the purchase price of an acquisition related to the research and development activities which are yet to demonstrate their technological feasibility and have no alternative future use. Accordingly, the IPR&D of $55.7 million was charged to operations upon the acquisition date. The estimated fair value of these projects was determined by employment of a

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

discounted cash flow model. The discount rates used take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The analysis included forecasted future cash flows that were expected to result from the progress made on the in-process project prior to the purchase dates. Appropriate operating expenses were deducted from the total forecasted net revenues to establish a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns were discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and the Company as well as product specific risks associated with the purchased in-process research and development products. The product specific risk factors included the product's phase of development, likelihood of success, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile, and development plan. In addition to the product specific risk factors, an overall discount rate of 36% was used for the purchase valuation, which represents a risk premium to the Company's weighted average cost of capital.

     The forecast data in the analysis was based on internal product level forecast information maintained by management in the ordinary course of managing the business. The inputs used by management in analyzing IPR&D was based on assumptions, which management believed to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur.

     The following unaudited pro forma results of operations of Celgene for the years ended December 31, 2002 and 2001, assumes the acquisition of Anthrogenesis has been accounted for using the purchase method of accounting as of January 1, 2002 and 2001, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. Anthrogensis' results of operations included in the following unaudited pro forma financial information are derived from their unaudited financial statements for the year ended December 31, 2002 and their audited financial statements for the year ended December 31, 2001. The unaudited pro forma net loss and loss per share amounts for both the years include the charge for purchased research and development of approximately $55.7 million, which was recognized at the acquisition date, and also include an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition. The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results or financial positions that would have occurred if the transactions had been consummated at the dates indicated, nor is it necessarily indicative of future operating results or financial position of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

                                       YEAR ENDED DECEMBER 31,
                                 -----------------------------------
                                        2002               2001
                                 -----------------   ---------------
  Total revenues .............    $  138,000,424      $ 115,521,280
  Net loss ...................      (112,897,451)       (63,930,099)
  Net loss per share .........    $        (1.43)     $       (0.83)


     Prior to the merger, when two senior executives of the Company served on the Board of Directors of Anthrogenesis, the Company entered into the following transactions with Anthrogenesis:

     In April 2001, the Company entered into a license and development agreement with Anthrogenesis for the development of a human angiogenesis assay system for screening the effect of certain molecules on the process of neovascularization. The Company paid $250,000 for a one year exclusive, royalty-free license to all assay system technology. This payment was expensed upon the signing of the agreement.

     In December 2001, the Company entered into a second development agreement with Anthrogenesis for a period of one year which required Anthrogenesis to perform certain development work on several of the Company's compounds. The Company recorded a development fee of $250,000 which was amortized over the term of the agreement.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

(4) LITIGATION SETTLEMENT AND RELATED AGREEMENTS

     On December 31, 2002, the Company entered into a series of agreements with EntreMed, Inc. and Children's Medical Center Corporation to effectively terminate ongoing litigation relating to patents for thalidomide analogs and to grant an exclusive license to Celgene for the rights to those patents. Under the terms of an Asset Purchase Agreement the Company paid to EntreMed, $10,000,000 in cash for all thalidomide analog patents and associated clinical data and records and the termination of any litigation surrounding those patents. Under the terms of a Securities Purchase Agreement, the Company acquired from EntreMed 3,350,000 shares of Series A Convertible Preferred Stock and warrants exercisable into an additional 7,000,000 common shares for an aggregate cash consideration of $16,750,000. The Series A Convertible Preferred Stock is convertible, at the option of the Company, into an aggregate of 16,750,000 shares of common stock at an initial conversion price of $1.00 per share provided, however, that the conversion price in effect from time to time shall be subject to certain adjustments. Dividends will accrue at 6% per annum on the preferred stock. The Company shall have the right to one vote for each share of Common Stock into which such share of Series A Convertible Preferred Stock could then be converted and with respect to such vote the Company shall have full voting rights and powers equal to the voting rights and powers of the holders of shares of Common Stock. The warrants have an exercise price of $1.50 per share, vest after six months from the date of grant and expire after seven years from the date of grant. The Company completed an assessment of the estimated realizable value of the investment. Considering the level of the Company's ownership interest in EntreMed, its history of operating losses and the fact that EntreMed is a clinical-stage biopharmaceutical company engaged primarily in research and development activities with proposed products and research programs in the early stage of clinical development, and, based on such assessment, the entire amount of such Preferred Stock was written down.

     The Company signed an exclusive license agreement with CMCC which terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted to Celgene an exclusive worldwide license for the analog patents. The Company paid to CMCC $2,500,000 under this agreement with another $2,500,000 payable between 2004 and 2006, the present value relating to which aggregating $2,201,500 was charged to 2002 operations. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

     Celgene recorded a charge to earnings for the cost of these agreements and related expenses of $32,211,500 in 2002 including write down of the EntreMed Convertible Preferred Stock and certain legal expenses incurred in connection with the settlement.

(5) MARKETABLE SECURITIES AVAILABLE FOR SALE

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2002 and 2001, were as follows:

                                                              GROSS           GROSS           ESTIMATED
                                           AMORTIZED       UNREALIZED       UNREALIZED          FAIR
DECEMBER 31, 2002                            COST             GAIN             LOSS             VALUE
------------------------------------   ----------------   ------------   ---------------   --------------
Government agencies ................    $     149,906          1,795                --          151,701
Government bonds and notes .........          553,593          5,235                --          558,828
Corporate debt securities ..........      167,974,812      9,428,832        (2,407,618)     174,996,026
                                        -------------      ---------        ----------      -----------
                                        $ 168,678,311      9,435,862        (2,407,618)     175,706,555
                                        =============      =========        ==========      ===========

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


                                                              GROSS             GROSS            ESTIMATED
                                          AMORTIZED        UNREALIZED         UNREALIZED            FAIR
DECEMBER 31, 2001                            COST             GAIN               LOSS              VALUE
------------------------------------   ---------------   --------------   -----------------   ---------------
Government agencies ................   $  24,668,882     $   318,218      $         --        $  24,987,100
Government bonds and notes .........         553,594          15,076                --              568,670
Corporate debt securities ..........     231,026,473       7,603,951        (1,286,145)         237,344,279
                                       -------------     -----------      ------------        -------------
                                       $ 256,248,949     $ 7,937,245      $ (1,286,145)       $ 262,900,049
                                       =============     ===========      ============        =============

     Maturities of debt securities classified as available-for-sale were as follows at December 31, 2002:

                                                             AMORTIZED            FAIR
                                                                COST             VALUE
                                                          ---------------   ---------------
       Due within one year ............................    $  21,122,872     $  21,237,984
       Due after one year through five years ..........      107,152,079       111,899,755
       Due after five years through ten years .........       38,560,675        40,568,816
       Due after ten years ............................        1,842,682         2,000,000
                                                           -------------     -------------
                                                           $ 168,678,308     $ 175,706,555
                                                           =============     =============

(6) INVENTORY

                                                                    DECEMBER 31,
                                                           -------------------------------
                                                                2002             2001
                                                           --------------   --------------
       Raw materials .................................      $ 2,680,398      $   763,662
       Work in process ...............................          555,232        1,710,305
       Finished goods ................................        1,570,140        1,129,495
                                                            -----------      -----------
                                                            $ 4,805,770      $ 3,603,462
                                                            ===========      ===========

(7) PLANT AND EQUIPMENT

     Plant and equipment consists of the following:

                                                                DECEMBER 31,
                                                      --------------------------------
                                                            2002             2001
                                                      ---------------   --------------
       Laboratory equipment and machinery .........    $ 16,306,960      $  9,172,226
       Leasehold improvements .....................      10,915,557         7,297,768
       Computer equipment .........................       3,944,806         2,957,346
       Furniture and fixtures .....................       3,456,798         2,731,996
       Leased equipment ...........................       1,089,617         3,514,146
       Construction in progress ...................         388,121            68,511
                                                       ------------      ------------
                                                         36,101,859        25,741,993
       Less: accumulated depreciation and
        amortization ..............................      16,501,796        15,096,346
                                                       ------------      ------------
                                                       $ 19,600,063      $ 10,645,647
                                                       ============      ============

                              CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

(8) ACCRUED EXPENSES

     Accrued expenses consists of the following:

                                                             DECEMBER 31,
                                                    -------------------------------
                                                         2002             2001
                                                    --------------   --------------
       Professional and consulting fees .........      $ 2,949,560      $ 3,514,287
                 Accrued compensation                   11,579,121        4,847,558
       Accrued interest, royalties and license fees ..   3,852,105        1,925,109
       Accrued sales returns and rebates .............   4,728,674        1,710,903
       Accrued facility costs ........................   2,445,025               --
       Other .........................................   2,020,488        1,669,165
                                                        ----------       ----------
                                                        $27,574,973     $13,667,022
                                                         ==========      ==========

(9) CONVERTIBLE DEBT

     On September 16, 1998, the Company issued convertible notes to an institutional investor in the amount of $8.75 million. The notes had a five-year term and a coupon rate of 9.25% with interest payable on a semi-annual basis. The notes contained a conversion feature that allowed the note holders to convert the notes into common shares at $3.67 per share. These notes were issued at a discount of $437,500 which was being amortized over three years. On October 16, 2000, all of the notes were converted into 2,386,387 common shares.

     On January 20, 1999, the Company issued to an institutional investor convertible notes in the amount of $15.0 million. The notes had a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contained a conversion feature that allowed the note holders to convert the notes into common shares after one year at $6.00 per share. Issuance costs of $750,000 incurred in connection with these notes were being amortized over three years. Just prior to the Company's follow-on offering on February 16, 2000, a portion of the notes totaling $9.3 million were converted into 1,548,000 common shares and included in the public offering. On May 17, 2000, an additional $4.0 million of the notes were converted into 666,399 common shares and issued to the note holders. On June 14, 2002, the remaining notes having a carrying value of $1.7 million were converted into 285,601 common shares.

     On July 6, 1999, the Company issued to an institutional investor convertible notes in the amount of $15.0 million. The notes had a five year term and a coupon rate of 9% with interest payable on a semi-annual basis. The notes contained a conversion feature that allows the note holders to convert the notes into common shares after one year at $6.33 per share. There was no fee or discount associated with these notes. On July 6, 2000, $5.0 million of the notes were converted to 789,474 common shares. On June 14, 2002, the remaining notes having a carrying value of $10.0 million were converted into 1,578,948 common shares.

     On September 26, 2000, the Company entered into an agreement with the note holders of the January 1999 and the July 1999 notes that allows the note holders to take a "short position" in the common stock (as defined in the respective Note Purchase Agreements) of the Company with certain limitations on transactions resulting in a "short position" based upon the level of the stock price. In exchange for the Company consenting to waive the provisions that prohibit short sales, the note holders waived the right to the receipt of any interest after the effective date of August 24, 2000.

     At December 31, 2001, the fair value of the Company's convertible notes exceeded their carrying value reflecting the increase to $31.92 per share in the market value of the Company's common stock. An increase in the market price of the Company's common stock over the conversion price has the effect of increasing the fair value of the convertible notes.

(10) SECURED PROMISSORY NOTE

     In November 1996, the Company issued a secured promissory note for $3.0 million. The proceeds of the note payable were used for general corporate purposes and working capital. The note payable accrued interest at a rate of 14% and was secured by certain assets of the Company. The outstanding obligation at December 31, 1999 of approximately $396,000 was repaid upon its due date during May 2000.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


(11) STOCKHOLDERS' EQUITY

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

(12) STOCK BASED COMPENSATION

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

     As a result of the acquisition of Anthrogenesis, the Company also assumed the former Anthrogenesis stock option plans. Options that had been granted prior to Celgene's acquisiton of Anthrogenesis were granted at the fair market value of Anthrogenesis at the date of grant, as determined by the Anthrogenesis Board of Directors. Anthrogenesis options generally vested immediately and have a life of ten years from the date of grant. The Anthrogenesis options converted into Celgene options at an exchange ratio of .4545. The Management Compensation and Development Committee of the Board of Directors (the "Committee") determines the type, amount and terms, including vesting, of any awards made under the Incentive Plans. The 1992 Plan terminated in 2002 and the 1998 Plan will terminate in 2008.

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

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


     On and after September 19, 2000, stock options granted to executives at the vice-president level and above contain a reload feature which provides that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 1998 Long-Term Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or pays applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Long-Term Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee to exercise the stock option or to pay withholding taxes thereon. The reload stock option will be exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair market value (as defined in the 1998 Long-Term Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. An optionee may not reload the reload stock option unless otherwise permitted by the Company's Compensation Committee. As of December 31, 2002, the Company has issued 620,000 stock options to executives which contain the reload features noted above.

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

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

   The following table summarizes the stock option activity for the aforementioned Plans:

                                                            OPTIONS OUTSTANDING
                                                        ----------------------------
                                                                           WEIGHTED
                                                                            AVERAGE
                                           SHARES                          EXERCISE
                                         AVAILABLE                         PRICE PER
                                         FOR GRANT           SHARES          SHARE
                                      ---------------   ---------------   ----------
Balance January 1, 2000 ...........       3,279,374         7,355,531         4.50
 Authorized .......................       2,417,100                --           --
 Expired ..........................              --                --           --
 Granted ..........................      (3,266,281)        3,261,281        42.20
 Exercised ........................              --        (2,569,570)        3.66
 Cancelled ........................          99,555           (99,555)       19.62
 Repurchases ......................           2,197                --           --
                                         ----------        ----------       ------
Balance December 31, 2000 .........       2,531,945         7,947,687        20.05
 Authorized .......................       2,000,000                --           --
 Expired ..........................              --                --           --
 Granted ..........................      (1,111,450)        1,111,450        26.04
 Exercised ........................              --        (1,304,960)        4.74
 Cancelled ........................         457,249          (457,249)       34.49
 Repurchases ......................             190                --           --
                                         ----------        ----------       ------
Balance December 31, 2001 .........       3,877,934         7,296,928      $ 22.80
 Authorized .......................              --                --           --
 Expired ..........................         (73,706)               --           --
 Granted ..........................      (3,204,884)        3,204,884        21.13
 Exercised ........................              --          (279,117)        5.58
 Cancelled ........................         423,627          (423,627)       30.19
 Repurchases ......................             721                --           --
 Assumed on acquisition ...........         137,031         1,030,364        11.37
                                         ----------        ----------      -------
Balance December 31, 2002 .........       1,160,723        10,829,432        21.37
                                         ==========        ==========      =======

     The following table summarizes information concerning options outstanding under the Incentive Plans at December 31, 2002:

                                             WEIGHTED       WEIGHTED                       WEIGHTED
                                NUMBER        AVERAGE       AVERAGE          NUMBER        AVERAGE
                             OUTSTANDING     EXERCISE      REMAINING      EXERCISABLE      EXERCISE
 RANGE OF EXERCISE PRICE     AT 12/31/02       PRICE      TERM (YRS.)     AT 12/31/02       PRICE
-------------------------   -------------   ----------   -------------   -------------   -----------
$0.15 - 3.50 ............       854,656     $   2.26           4.8           854,656      $   2.26
 3.51 - 6.00 ............     2,193,854         3.00           5.6         2,069,568          5.11
 6.01 - 24.00 ...........     3,381,771        16.67           9.0         3,062,688         16.21
 24.01 - 30.00 ..........     2,895,075        26.04           8.0         2,059,419         26.25
 30.01 - 50.00 ..........       368,526        36.63           7.6           230,893         35.71
 50.01 - 70.00 ..........     1,135,550        64.27           7.6           761,522         64.11
                              ---------     --------           ---         ---------      --------
                             10,829,432     $  21.37           7.5         9,038,746      $  19.27
                             ==========     ========           ===         =========      ========

     The Company recorded $6,706,274 and $1,024,244 of deferred compensation for options granted under the former Signal plans during 2000 and 1999, respectively, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The Company amortized the deferred compensation over the vesting period of the options and recorded $1,264,742, $2,465,406 and $3,087,681 of compensation expense during the years

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


ended December 31, 2002, 2001 and 2000, respectively. During 2002, the Company reversed $327,748 of deferred compensation related to option holders who are no longer providing services to the Company.

     During 2001, the Company issued to certain employees an aggregate of 52,500 restricted stock awards. Such restricted stock awards will vest on September 19, 2006 unless certain conditions are met prior to the vesting date. The restricted stock awards provide for accelerated vesting during specified intervals in 25% increments if certain milestones relating to research and development activities and the level of the Company's stock price are met over the next three years. The fair value of these restricted stock awards at the grant date amounted to $1,385,625 which is being recorded as compensation expense over the contractual vesting period. During 2002 and 2001, the Company recorded $250,466 and $209,668, respectively, in compensation expense relating to these restricted stock awards, which is classified as selling, general and administrative expenses.

     Former non-employee directors of Signal, who entered into consulting agreements with Celgene effective August 31, 2000, held unvested stock options to purchase 36,457 shares of the Company's common stock. As a result, the Company is required to record compensation expense relative to the fair value of such options which is being recognized over the remaining vesting period for such options. During 2002, 2001 and 2000 the Company recorded $216,757, $854,042 and $970,309 in compensation expense relating to stock, stock options or warrants issued to consultants, advisors or financial institutions, respectively.

     (B) WARRANTS

     In connection with the placement of the Series B Convertible Preferred Stock in June 1997, the Company issued warrants to purchase 1,557,690 shares of common stock at an exercise price of $2.50 per share with a term of four years from the issuance date which ended on June 1, 2002. In May 2002, the remaining 967,693 warrants were exercised and the equivalent number of common shares were issued. As of December 31, 2002, there were no warrants outstanding.

     Upon the completion of the Anthrogenesis acquisition, Celgene assumed the Anthrogenesis warrants then outstanding. Anthrogenesis had issued warrants to investors at exercise prices equivalent to the per share price of their investment. Celgene has 216,839 warrants outstanding to acquire an equivalent number of shares of Celgene common stock at an average exercise price of $13.14 per warrant.

(13) EMPLOYEE BENEFIT PLANS

     The Company has an investment savings plan and a deferred compensation plan for certain employees, of which the investment savings plan qualifies under Section 401(k) of the Internal Revenue Code. The Company's contributions to the savings plan are discretionary and have historically been made in the form of the Company's common stock. Such contributions are based on specified percentages of employee contributions and aggregated a total expense charged to operations of $2.9 million in 2002, $1.4 million in 2001 and $1.2 million in 2000.

     During 2000, the Company's Board of Directors approved a deferred compensation plan effective September 1, 2000. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to 25% of the participant's base salary, 100% of cash bonuses and restricted stock and stock options gains (both subject to a minimum deferral of 50% of each award of restricted stock or stock option gain approved by the Committee for deferral). Company contributions to the deferred compensation plan represent a 100% match of the participant's deferral up to a specified percentage (ranging from 10% to 25%, depending on the employee's position as specified in the plan) of the participant's base salary. The Company recorded $371,150, $359,608 and $52,541 in expense associated with the matching of the deferral of compensation for 2002, 2001 and 2000, respectively. All amounts are 100% vested at all times, except with respect to restricted stock, which will not be vested

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


until the date the applicable restrictions lapse. At December 31, 2002 and 2001, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheets of approximately $2.7 million and $1.6 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides participants eight investment options for amounts they elect to defer. Such options include a combination of funds that offer the investor the option to spread their risk across a diverse group of investments. These investment choices include an equity and equity index fund, a bond fund, a fund that is balanced between equities and bonds, a fund that invests worldwide, a growth fund and a fund that invests in mid to large cap companies and seeks capital appreciation.

(14) SPONSORED RESEARCH AND LICENSE AGREEMENT

     Novartis Pharma AG

     On April 19, 2000, the Company entered into an agreement with Novartis Pharma AG wherein the Company granted to Novartis an exclusive worldwide license for the development and marketing of d-methylphenidate, or d-MPH, its chirally pure version of Ritalin(Reg. TM). The Company also granted rights to all its related intellectual property and patents, including new formulations of the currently marketed Ritalin(Reg. TM). Celgene received a $10.0 million, nonrefundable, upfront license fee payment in July 2000 and is entitled to receive substantial milestone payments in addition to royalties on the entire family of Ritalin(Reg. TM) drugs. The upfront license fee of $10.0 million was recognized as revenue over a 17 month period commencing June 2000 which was management's estimate of the period of time required to fulfill its obligations related to obtaining FDA approval of the immediate release form of d-MPH. The Company received FDA approval to market the drug in November 2001. Accordingly, the Company recognized approximately $5.4 million and $4.6 million of research contract revenue in 2001 and 2000, respectively. The Company also received a milestone payment of $5.0 million in December 2000 upon acceptance of the New Drug Application, or NDA, by the FDA for d-MPH. The milestone payment was recognized as research contract revenue in December 2000. The Company received an additional milestone payment of $12.5 million in November 2001, upon FDA approval to market the drug which was recognized as research contract revenue. The Company incurred costs related to the agreement of approximately $0.0, $2.8 million and $9.4 million in 2002, 2001 and 2000, respectively.

     In December 2000, the Company signed a collaborative research agreement with Novartis for joint research of selective estrogen receptor modulator compounds, or SERMs, for the treatment and prevention of osteoporosis. The Company received a nonrefundable, upfront payment of $10.0 million and is entitled to receive milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties upon commercialization of products receiving FDA marketing approval. The upfront payment was amortized over the two year research period. The Company incurred costs of approximately $1.8 million and $2.0 in 2002 and 2001, respectively, related to this agreement. The agreement was extended in December 2002 for an additional six months.

     Axys

     On October 15, 1999, the Company entered into a two-year collaborative research and license agreement with Axys to develop and commercialize certain compounds for use in the prevention and/or treatment of certain human diseases. The Company received an initial non-refundable license fee of $2.0 million, which was amortized over the term of the agreement, and the potential to receive additional payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. The Company also has the right to exercise a profit share option in the United States and possibly other territories at a predetermined point during development in lieu of royalties on product sales. In addition, Axys agreed to pay the Company certain amounts for the full time equivalent

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


personnel working on the research. During 2001 and 2000, Axys paid $1.1 million and $1.5 million, respectively, to the Company, which represents the approximate cost of the full-time equivalent personnel working on the related research. This agreement expired in October 2001 and has not been renewed.

     Nippon Kayaku

     In February 1998, the Company entered into a two-year collaborative research and license agreement with Nippon Kayaku to develop and commercialize products based on or derived from a compound supplied by Nippon Kayaku for the treatment and prevention of diseases and disorders of the CNS and PNS. Nippon Kayaku agreed to pay the Company certain amounts for the full-time equivalent personnel working on the research. Nippon Kayaku paid $2.3 million in 2000 to the Company, which represents the approximate cost of the full-time equivalent personnel working on the related research. Each party was obligated to pay the other royalties on future product sales arising from the collaboration. This agreement expired in 2000 and has not been renewed.

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

     Dupont

     In December 1997, the Company entered into a three-year collaborative research and license agreement with DuPont Pharmaceuticals to develop and commercialize novel products for the treatment and prevention of human immunodeficiency virus and hepatitis C virus infection. The Company received an initial non-refundable license fee of $1.0 million, which was amortized over the term of the agreement, and the potential to receive additional payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. In addition, DuPont agreed to pay the Company certain amounts for the full time equivalent personnel working on the research. Dupont paid $2.0 million in 2000 to the Company, which represents the approximate cost of the full-time equivalent personnel working on the related research. The agreement expired in 2000 and has not been renewed.

     Serono

     In November 1997, the Company entered into a three-year collaborative research, development and license agreement with Serono to perform research within the field of the modulation of NF-(Kappa Beta). The Company will receive payments based on the achievement of certain program milestones, as well as royalties upon commercial sales of certain products, if any. In addition, Serono made quarterly payments to the Company to fund research efforts. During 2001 and 2000, Serono paid $2.8 million and $3.0 million, respectively, to the Company, which represents the approximate cost of the full-time equivalent personnel working on the related research. Serono purchased shares of Signal's Series F Preferred Stock (which were ultimately exchanged into Celgene shares pursuant to the Signal merger) in conjunction with the license agreement. The original agreement was extended for one year and expired in November 2001. The agreement has not been renewed and the selected compounds have been transferred to Serono for further development, for which the Company will receive royalties upon commercial sales of such products, if any, as described above.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


(15) INCOME TAXES

     At December 31, 2002 and 2001, the tax effects of temporary differences that give rise to deferred tax assets are as follows:

                                                                         2002               2001
                                                                   ----------------   ----------------
   Deferred assets:
     Federal and state net operating loss carryforwards ........    $  143,719,598     $  131,547,226
     Capitalized research expenses .............................         7,011,354          7,008,725
     Research and experimentation tax credit carryforwards .....         7,686,315          7,366,596
     Plant and equipment, principally due to differences in
      depreciation .............................................         1,879,831          1,841,857
     Patents, principally due to differences in amortization ...         5,615,352            113,569
     Accrued and other expenses ................................         4,801,761          6,261,988
     Unrealized losses on securities ...........................         6,686,332                 --
                                                                    --------------     --------------
      Total deferred tax assets ................................       177,400,543        154,139,961
   Valuation allowance .........................................      (177,400,543)      (154,139,961)
                                                                    --------------     --------------
      Net deferred tax assets ..................................    $           --     $           --
                                                                    ==============     ==============


     During 2002, 2001 and 2000, the Company recognized a tax benefit of $652,618, $1,231,964 and $1,809,677, respectively, from the sale of certain State net operating loss carryforwards. In 2002, the Company also recognized state tax expense of $554,176 as a result of recent legislation in New Jersey, which has placed a temporary suspension on the usage of state net operating losses.

     A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2002, the Company had Federal net operating loss carryforwards of approximately $371,400,000 and combined State net operating loss carryforwards of approximately $228,824,000 that will expire in the years 2003 through 2022. State net operating loss carryforwards differ from Federal net operating loss carryforwards primarily due to the fact that the Company sold approximately $84,150,000 of its State net operating loss carryforwards through December 31, 2002, and approximately $58,426,000 has expired. The Company also has research and experimentation credit carryforwards of approximately $7,686,000 that expire in the years 2003 through 2022. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs. Signal experienced an ownership change, as that term is defined in section 382 of the Internal Revenue Code, when it was merged with Celgene. As such, there is an annual limitation on the use of this Net Operating Loss in the amount of approximately $11,580,000. Anthrogenesis also experienced an ownership change when acquired at December 31, 2002. Approximately $8,500,000 of deferred tax assets acquired in the Anthrogenesis acquisition at December 31, 2002 consisted primarily of net operating losses: as such there may be an annual limitation on the Company's ability to utilize the acquired net operating losses in the future. Upon realization of the Anthrogenesis acquired tax assets, the Company will credit the benefit to the related acquired goodwill and other intangibles.

     Of the deferred tax asset related to the Federal and State net operating loss carryforwards, approximately $67,304,000 relates to a tax deduction for non qualified stock options. The Company will increase paid in capital when these benefits are realized for tax purposes. The Company realized stock option deduction benefits in 2002 for New Jersey state income tax purposes and has increased paid in capital in the amount of approximately $77,000.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


(16) DISCONTINUED OPERATION

     On January 9, 1998, the Company concluded an agreement with Cambrex Corporation for Cambrex to acquire Celgene's chiral intermediate business for approximately $15.0 million. The Company received $7.5 million upon the closing of the transaction, and will receive future royalties with a present value not exceeding $7.5 million, with certain minimum royalty payments in the third through sixth year following the closing of the transaction. Included in the transaction are the rights to Celgene's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the current pipeline of third party products and the equipment and personnel associated with the business. Pursuant to the minimum royalty provision of the agreement, the Company received $1.0 million, $991,973 and $719,103 during 2002, 2001 and 2000, respectively.

(17) COMMITMENTS AND CONTINGENCIES

     (A) LEASES

     The Company leases its offices and research facilities under several operating lease agreements. The minimum annual rents may be subject to specified annual rental increases. The non-cancelable lease terms for the operating leases expire at various dates between 2004 and 2012 and each agreement includes renewal options ranging from one or two additional three or five-year terms. Under the terms of one of these lease arrangements, the Company has an outstanding letter of credit for $150,000 in favor of the lessor, which is fully collateralized by cash. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. The Company entered into a new lease arrangement in December 2001 to consolidate the Company's California research division into one building. The division completed the occupation of the new facility during the fourth quarter of 2002. The lease obligation relating to the remaining term of the old lease arrangement, which expires on December 31, 2003, aggregating approximately $1.0 million, was recognized as an expense for the year ended December 31, 2002 and the net book value with respect to related leasehold improvements and other unamortized assets aggregating $1.1 million was written off during the same period. The Company leased an additional 11,400 square feet of office space in Warren, N.J. in September, 2002.

     In July 1997, the Company entered into an equipment leasing agreement; under the agreement, the Company could lease up to $1.0 million of equipment for a three year term after which the Company could purchase the equipment for a nominal value. The Company leased $675,000 of laboratory equipment under this agreement in two separate take-downs, and the second three year term expired in June of 2001. Accordingly, the Company has purchased all the equipment for a nominal value. In addition, the Company leases certain laboratory equipment and machinery and office furniture under other capital lease arrangements with three year terms and options to extend the lease term to five years. Assets held under capital leases, net of accumulated amortization of $218,231 and $1,039,214 as of December 31 2002 and 2001, respectively, are included in plant and equipment and the amortization of these assets is included with depreciation expense.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2002 are:

                                                        OPERATING       CAPITAL
              YEAR ENDING DECEMBER 31                    LEASES          LEASES
--------------------------------------------------   --------------   -----------
       2003 ......................................    $  4,261,914     $ 91,072
       2004 ......................................       3,301,510       31,726
       2005 ......................................       3,338,176        9,603
       2006 ......................................       3,203,857           --
       2007 ......................................       3,264,012           --
       Thereafter ................................      12,261,125           --
                                                      ------------
       Total minimum lease payments ..............    $ 29,630,594      132,401
                                                      ============
       Less amount representing interest .........                        6,231
                                                                       --------
       Present value of net minimum capital
        lease payments ...........................                      126,170
       Less current installments of obligations
        under capital leases .....................                       86,318
                                                                       --------
       Obligations under capital leases, excluding
        current installments .....................                     $ 39,852
                                                                       ========


     Total facilities rental expense under operating leases, excluding the write-off of the old Signal facility, amounted to $3.0 million, $2.3 million and $2.1 million in 2002, 2001 and 2000, respectively.

     (B) EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain officers and employees. Employment contracts provide for an increase in compensation reflecting annual reviews and related salary adjustment. Compensation expense related to the contracts aggregated $1.7 million in 2002. The outstanding commitment for ongoing employment contracts as of December 31, 2002 is approximately $2.1 (excluding any change in control provisions).

     (C) CONTRACTS

     Pursuant to the terms of a research and development agreement with The Rockefeller University , the Company has purchased for cash and stock options the world-wide exclusive license to manufacture and market any drugs, including THALOMID(Reg. TM), which may result from the research performed at Rockefeller and funded by the Company. The portion of the agreement that provides for research services to be performed by Rockefeller is renewable for one year terms upon agreement of both parties. Under terms of the current research agreement extension, the Company was committed to pay Rockefeller $504,000 annually for research. The agreement expired in 2002 and has not been renewed.

     The Company has an agreement with Penn Pharmaceutical, Ltd. of Great Britain for the production of THALOMID(Reg. TM). Penn manufactures THALOMID(Reg. TM) and sells it exclusively to the Company. The agreement has been extended through 2003 for facility payments totaling approximately $540,000.

     In October 1997, the Company entered into a contract with Boston University to manage the surveillance registry which is intended to monitor compliance to the requirements of the Company's S.T.E.P.S.(Reg. TM) (System for THALOMID(Reg. TM) Education and Prescribing Safety) program for all THALOMID(Reg. TM) patients. The contract is renewable for one year terms upon agreement of both parties and is currently being renegotiated for 2003.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)

     In December 1997, the Company entered into a research agreement with the University of Glasgow for clinical testing and evaluation of certain of Celgene's patented compounds. Under terms of the agreement, the Company agreed to pay the University approximately $200,000 in two annual installments. The term of the original agreement was for two years and is renewable for one year terms. The agreement has been renewed for 2003.

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

     In March 2001, the Company entered into a Master Services Agreement with PPD Development, LLC, ("PPD"), a contract research organization, under which project addenda may be executed from time to time for PPD to provide services in support of clinical development projects. In 2001, the Company executed such project agreements. The Company incurred expenses of $1.1 million in 2002 and it is anticipated that it will incur expenses of approximately $1.2 million in 2003.

     In May 2001, the Company entered into an agreement with Pharmacia to conduct a collaborative study of THALOMID(Reg. TM) in combination with CAMPTOSAR(Reg. TM) (irinotecan) and 5-fluorouracil and leucovorin for the treatment of metastatic colorectal cancer. The Company incurred expenses of approximately $1.3 million in 2002 and expects to incur expenses of approximately $2.2 million in 2003.

     In November, 2001, the Company entered into a license agreement with Pharmion Corporation and Pharmion GmbH ("Pharmion") in which the Company granted an exclusive royalty-bearing license for its intellectual property covering thalidomide and S.T.E.P.S.(Reg. TM) in Europe and selected other countries outside North America in exchange for licensing payments and royalties. The agreement will terminate upon the tenth anniversary of the initial European regulatory approval of thalidomide, and pursuant to the agreement, the Company will receive $300,000 on a quarterly basis beginning in December 2001 until the initial European regulatory approval is received.

     In November, 2001, concurrent with the Pharmion License agreement, the Company entered into an agreement with Penn Pharmaceuticals, Ltd and its shareholders in which Penn granted an option to purchase their thalidomide Dedicated Containment Facilities, or DCF, and related thalidomide assets. The Company has three years in which to exercise the option. The purchase price will be determined in the future based on a formula defined in the agreement.

     In December, 2002, the Company signed a Master Services Agreement with PharmaNet, Inc., a contract research organization, to provide services in the management of two pivotal clinical trials for Thalomid in multiple myeloma. The Company incurred expenses of approximately $1.9 million in 2002 and anticipates expenses of approximately $8.0 million in 2003.

     The Company has signed a letter of intent and anticipates signing a master services agreement in the near future with Icon Clinical Research, a contract research organization, to provide services in the management of several pivotal clinical trials for REVIMID(TM) in multiple myeloma and metastatic melanoma. The Company incurred expenses of $2.8 million in 2002 and anticipates expenses of approximately $7.7 million in 2003.

     (D) CONTINGENCIES

     The Company believes it maintains insurance coverage adequate for its current needs.

     The Company's operations are subject to environmental laws and regulations which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment,

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


storage and disposal of solid and hazardous wastes. The Company reviews the effects of such laws and regulations on its operations and modifies its operations as appropriate. The Company believes it is in substantial compliance with all applicable environmental laws and regulations.

(18) SEGMENTS

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires the use of the management approach in identifying and disclosing financial information about segments of an enterprise. The management of the Company has determined that pursuant to the acquisition of Anthrogenesis (see Note 3), as of December 31, 2002, the Company operates in two business segments--human pharmaceuticals and stem cell therapies. The accounting policies of the segments are the same as described in the summary of accounting policies.

     HUMAN PHARMACEUTICALS

     The human pharmaceutical segment is engaged in the discovery, development and commercialization of pharmaceutical therapies designed to treat cancer and immunological diseases. The segment markets and sells its products in the United States and Canada. All of the Company's customers are located in North America. In 2002, 2001 and 2000, six customers accounted for 92%, 87% and 85% of total product sales revenue, respectively. At December 31, 2002, 2001 and 2000, these same customers had outstanding accounts receivable balances that represented 92%, 88% and 80% of the total accounts receivable balance, respectively. The segment estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

     STEM CELL THERAPIES

     The stem cell segment delivers stem cell therapies that are produced from renewable human placental sources and initially directed toward major, unmet medical needs in the cancer field, with a primary focus on blood cancers such as leukemias, lymphomas and myelomas. The segment also engages in the private client banking of autologous stem cells and the development of an allogeneic bank for stem cell transplants.

     A reconciliation of the segment assets to the consolidated total assets as of December 31, 2002 is provided below:

         Human Pharmaceuticals ................     $   56,793,090
         Stem Cell Therapies ..................          9,311,995
         Unallocated Corporate Assets .........        261,181,643(1)
                                                    ----------------
         Total Assets .........................     $  327,286,728
                                                    ================


(1) Unallocated corporate assets consist of cash and cash equivalents and marketable securities available for sale.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002, 2001 AND 2000 - (CONTINUED)


(19) QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)

                                                   THREE MONTHS ENDED,
                                      ---------------------------------------------
                                       DECEMBER 31,   SEPTEMBER 30,     JUNE 30,
                                           2002            2002           2002
                                      -------------- --------------- --------------
                                      (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE
                                                        AMOUNTS)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Total revenue .......................  $    37,173    $     34,258    $     33,621
Gross profit (1) ....................       28,909          26,467          26,249
Litigation settlement and related
 agreements .........................       32,212              --              --
Acquired in-process research and
 development ........................       55,700              --              --
Tax benefit .........................           98              --              --
Net income(loss) ....................  $   (96,425)   $     (1,037)   $     (1,715)
                                       ===========    ============    ============
Per share of common stock-
 basic and diluted:
Net income(loss)-basic ..............  $     (1.22)   $      (0.01)   $      (0.02)
Net income(loss)-diluted ............  $     (1.22)   $      (0.01)   $      (0.02)
Weighted average number of
 shares of common stock
 outstanding-basic ..................   78,715,000      78,583,000      76,377,000
Weighted average number of
 shares of common stock
 outstanding-diluted ................   78,715,000      78,583,000      76,377,000


                                                                  THREE MONTHS ENDED,
                                      ---------------------------------------------------------------------------
                                         MARCH 31,    DECEMBER 31,   SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                           2002           2001            2001           2001           2001
                                      -------------- -------------- --------------- -------------- --------------
                                                (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Total revenue .......................  $     30,694   $     41,735   $     26,178    $     23,931   $     22,399
Gross profit (1) ....................        23,974         22,006         18,463          15,841         14,313
Litigation settlement and related
 agreements .........................            --             --             --              --             --
Acquired in-process research and
 development ........................            --
Tax benefit .........................            --          1,232             --              --             --
Net income(loss) ....................  $       (823)  $      6,736   $     (6,342)   $     (2,419)  $        113
                                       ============   ============   ============    ============   ============
Per share of common stock-
 basic and diluted:
Net income(loss)-basic ..............  $      (0.01)  $       0.09   $      (0.08)   $      (0.03)  $       0.00
Net income(loss)-diluted ............  $      (0.01)  $       0.08   $      (0.08)   $      (0.03)  $       0.00
Weighted average number of
 shares of common stock
 outstanding-basic ..................    75,625,000     75,511,000     75,356,000      75,113,000     74,439,000
Weighted average number of
 shares of common stock
 outstanding-diluted ................    75,625,000     81,674,000     75,356,000      75,113,000     80,608,000

(1) Gross profit is calculated as Product sales less Cost of goods sold

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
                              CELGENE CORPORATION

                                                BALANCE AT           ADDITIONS                        BALANCE AT
                                               BEGINNING OF         CHARGED TO                          END OF
                                                   YEAR          EXPENSE OR SALES      DEDUCTIONS        YEAR
                                              --------------   --------------------   ------------   -----------
Year ended December 31, 2002
 Allowance for doubtful accounts ..........        707,690           294,533             272,967        729,256
 Allowance for sales returns ..............        857,494         4,777,853 (1)       2,852,561      2,782,786
 Allowance for customer discounts .........        290,705         2,411,966 (1)       2,412,167        290,504
                                                   -------       ---------------       ---------      ---------
                                                 1,855,889         7,484,352           5,537,695      3,802,546
                                                 =========     =================       =========      =========
Year ended December 31, 2001 ..............
 Allowance for doubtful accounts ..........        231,437           553,168              76,915        707,690
 Allowance for sales returns ..............        381,088         2,440,460 (1)       1,964,054        857,494
 Allowance for customer discounts .........        151,140         1,785,306 (1)       1,645,741        290,705
                                                 ---------     -----------------       ---------      ---------
                                                   763,665         4,778,934           3,686,710      1,855,889
                                                 =========     =================       =========      =========
Year ended December 31, 2000
 Allowance for doubtful accounts ..........        101,437           130,000                  --        231,437
 Allowance for sales returns ..............         75,327         2,522,000 (1)       2,216,239        381,088
 Allowance for customer discounts .........         20,000         1,304,000 (1)       1,172,860        151,140
                                                 ---------     -----------------       ---------      ---------
                                                   196,764         3,956,000           3,389,099        763,665
                                                 =========     =================       =========      =========


(1) Amounts are a reduction from gross sales