Form 10-K/A
period 2002-12-31
CELGENE CORP /DE/
filed 2003-04-18
CIK 816284

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K/A



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

================================================================================

EXPLANATORY NOTE

     This Form 10-K/A is being filed as Amendment No. 1 to the Form 10-K of Celgene Corporation filed with the Securities and Exchange Commission on March 31, 2003 for the purpose of amending the (i) independent auditors' report to correct a typographical error in the cross- reference in the last paragraph and
(ii) consent to provide the date thereof. There are no other changes to the report or the consent.

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



     As discussed in Note 2(i) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" effective July 1, 2001.


                                        /s/ KPMG LLP


Short Hills, New Jersey
January 29, 2003

                                                                    EXHIBIT 23.1

                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors
Celgene Corporation:

We consent to the incorporation by reference in the registration statements (Nos. 333-70083, 33-21462, 33-38296, 33-62510, 333-91977, 333-39716 and
333-65908)  on Form  S-8,  (Nos.  333-02517,  333-32115,  333-38861,  333-52963,
333-87197,  333-93759, 333-94915 and 333-75636) on Form S-3 and (No. 333-101196)
on Form S-4 of Celgene Corporation of our report dated January 29, 2003, with respect to the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 2002, and the related financial statement schedule, which report appears in the December 31, 2002, annual report on Form 10-K of Celgene Corporation.

Our report on the consolidated financial statements refers to the Company's adoption of Statement of Financial Accounting Standards No. 141, "Business Combinations" effective July 1, 2001.

                                                        /s/ KPMG LLP



Short Hills, New Jersey

March 28, 2003

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

Date: April 18, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                            TITLE                           DATE
------------------------------   -------------------------------------     ---------------
  /s/ John W. Jackson            Chairman of the Board and                 April 18, 2003
 ---------------------------      Chief Executive Officer
      John W. Jackson

      *                          Director, Chief Operating Officer         April 18, 2003
 ---------------------------
      Sol J. Barer

  /s/ Robert J. Hugin            Director, Chief Financial Officer         April 18, 2003
 ---------------------------
      Robert J. Hugin

      *                          Director                                  April 18, 2003
 ---------------------------
      Jack L. Bowman

      *                          Director                                  April 18, 2003
 ---------------------------
      Frank T. Cary

      *                          Director                                  April 18, 2003
 ---------------------------
      Michael D. Casey

      *                          Director                                  April 18, 2003
 ---------------------------
      Arthur Hull Hayes, Jr.

      *                          Director                                  April 18, 2003
 ---------------------------
      Gilla Kaplan

      *                          Director                                  April 18, 2003
 ---------------------------
      Richard C.E. Morgan

      *                          Director                                  April 18, 2003
 ---------------------------
      Walter L. Robb

  /s/ James R. Swenson           Controller (Chief Accounting Officer)     April 18, 2003
 ---------------------------
      James R. Swenson

  /s/ Robert J. Hugin                                                      April 18, 2003
 ---------------------------
      Robert J. Hugin
         Attorney-in-Fact

* Executed by Attorney-in-Fact

     The foregoing constitutes a majority of the directors.

                                 Certifications

I, John W. Jackson, certify that:

     1. I have reviewed this amended annual report on Form 10-K/A of Celgene Corporation;
     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

     Date: April 18, 2003
           --------------

                                                  /s/ John W. Jackson
                                                  ------------------------------
                                                      John W. Jackson
                                                      Chairman of the Board
                                                      Chief Executive Officer

I, Robert J. Hugin, certify that:

     1. I have reviewed this amended annual report on Form 10-K/A of Celgene Corporation;
     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

     Date: April 18, 2003
           --------------

                                                  /s/ Robert J. Hugin
                                                  ------------------------------
                                                      Robert J. Hugin
                                                      Chief Financial Officer