Form 10-Q
period 2003-03-31
CELGENE CORP /DE/
filed 2003-05-15
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended March 31, 2003

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132

                               CELGENE CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                              22-2711928
       --------------------------------            ---------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification
                                                           Number)

       7 Powder Horn Drive, Warren, NJ                     07059
     --------------------------------------                -----
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

                                 Yes  x   No
                                     ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes  x   No
                                     ---    ---

At April 29, 2003, 80,771,598 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                      Page No.

PART I           FINANCIAL INFORMATION


Item I           Unaudited Consolidated Financial Statements

                 Consolidated Balance Sheets
                 as of March 31, 2003
                 and December 31, 2002                                        3

                 Consolidated Statements of Operations
                 - Three-Month Period Ended
                 March 31, 2003 and 2002                                      4

                 Consolidated Statements of Cash Flows
                 - Three-Month Period Ended
                 March 31, 2003 and 2002                                      5

                 Notes to Unaudited Consolidated
                 Financial Statements                                         7

Item 2           Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               14

Item 3           Quantitative and Qualitative Disclosures
                 About Market Risk                                           20

Item 4           Controls and Procedures                                     21

PART II          OTHER INFORMATION                                           22

Item 6           Exhibits                                                    22

                 Signatures                                                  23

                 Certifications                                              24

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                        March 31, 2003  December 31, 2002
                                                                        --------------  -----------------
                                                                          (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                            $ 117,464,101    $  85,475,088
   Marketable securities available for sale                               139,565,721      175,706,555
   Accounts receivable, net of allowance of $1,143,157 and $1,019,760
     at March 31, 2003 and December 31, 2002, respectively                 25,618,344       17,659,065
   Inventory                                                                5,237,231        4,805,770
   Other current assets                                                     9,430,356       12,449,429
                                                                        -------------    -------------
      Total current assets                                                297,315,753      296,095,907

   Plant and equipment, net                                                20,945,784       19,600,063
   Goodwill                                                                 2,972,784        2,972,784
   Intangible assets                                                        2,931,167        3,010,000
   Other assets                                                             6,092,598        5,607,974
                                                                        -------------    -------------
      Total assets                                                      $ 330,258,086    $ 327,286,728
                                                                        =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $  10,605,549    $  16,515,634
   Accrued expenses                                                        26,302,523       26,975,632
   Current portion of capital leases and note obligation                       51,600           86,318
   Current portion of deferred revenue                                        571,852          109,327
   Other current liabilities                                                1,877,307          599,341
                                                                        -------------    -------------
      Total current liabilities                                            39,408,831       44,286,252

   Capitalized leases and note obligation, net of current portion              32,791           39,852
   Deferred revenue,net of current portion                                  1,043,092        1,389,888
   Other non-current liabilities                                            6,167,448        4,872,784
                                                                        -------------    -------------
      Total liabilities                                                    46,652,162       50,588,776
                                                                        -------------    -------------
Stockholders' equity:

   Preferred stock, $.01 par value per share,
      5,000,000 authorized; none outstanding at
      March 31, 2003 and December 31, 2002                                         --               --
   Common stock, $.01 par value per share,
      120,000,000 shares authorized;
      issued and outstanding 80,727,684 and 80,176,713 shares
      at March 31, 2003 and December 31, 2002, respectively                   807,277          801,768

   Additional paid-in capital                                             597,677,506      591,277,196
   Accumulated deficit                                                   (321,414,793)    (322,367,256)
   Notes receivable from stockholders                                         (42,000)         (42,000)
   Accumulated other comprehensive income                                   6,577,934        7,028,244
                                                                        -------------    -------------
      Total stockholders' equity                                          283,605,924      276,697,952
                                                                        -------------    -------------
      Total liabilities and stockholders' equity                        $ 330,258,086    $ 327,286,728
                                                                        =============    =============

See accompanying notes to unaudited consolidated financial statements.

                              CELGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Month Period Ended March 31,
                                             ----------------------------------
                                                  2003              2002
                                                  ----              ----
Revenue:

  Product sales                                $ 45,803,958    $ 27,638,509
  Collaborative agreements and other revenue      1,078,934       2,329,831
  Royalty revenue                                 2,205,772         725,806
                                               ------------    ------------
    Total revenue                                49,088,664      30,694,146
                                               ------------    ------------
Expenses:

  Cost of goods sold                              4,661,609       3,664,142
  Research and development                       24,720,511      17,524,109
  Selling, general and administrative            23,373,182      16,297,854
                                               ------------    ------------
    Total expenses                               52,755,302      37,486,105
                                               ------------    ------------
Operating loss                                   (3,666,638)     (6,791,959)

Other income and expense:
  Interest and other income                       4,754,588       5,978,595
  Interest expense                                      488           9,876
                                               ------------    ------------
Income (loss) before taxes                        1,087,462        (823,240)

Income tax                                          135,000              --
                                               ------------    ------------
Net income (loss)                              $    952,462    $   (823,240)
                                               ============    ============
Net income (loss) per common share:
  Basic                                        $       0.01    $      (0.01)
                                               ============    ============
  Diluted                                      $       0.01    $      (0.01)
                                               ============    ============
Weighted average number of shares of
   common stock utilized to calculate net
   income (loss) per common share:
   Basic                                         80,384,000      75,625,000
                                               ============    ============
   Diluted                                       83,940,000      75,625,000
                                               ============    ============

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three Month Period Ended March 31,
                                                               ----------------------------------
                                                                      2003               2002
                                                                      ----               ----
Cash flows from operating activities:

Net Income (loss)                                               $     952,462    $    (823,240)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
    Depreciation and amortization of long-term assets               2,012,735        1,580,216
    (Recovery)provision for accounts receivable allowances            (72,235)          89,665
    Realized gain on marketable securities available
       for sale                                                    (2,543,084)      (1,154,676)
    Non-cash stock-based compensation                                 175,698          637,261
    Amortization of premium/discount on marketable securities
       available for sale, net                                        438,688           37,218
    Shares issued for employee benefit plans                        2,047,809          614,037

Change in current assets and liabilities:
   Increase in accounts receivable                                 (7,887,044)        (449,985)
   Increase in inventory                                             (431,461)      (3,293,543)
   Decrease in other operating assets                               2,311,509          164,705
   Increase(decrease) in accounts payable and
      accrued expenses                                             (4,010,564)       1,855,994
   Increase(decrease) in deferred revenue                             115,729       (1,256,250)
                                                                -------------    -------------
Net cash used in operating activities                              (6,889,758)      (1,998,598)
                                                                -------------    -------------
Cash flows from investing activities:
Capital expenditures                                               (3,056,683)      (1,902,294)
Proceeds from sales and maturities of marketable
   securities available for sale                                   37,794,920        4,020,874
Purchases of marketable securities
   available for sale                                                      --      (39,965,724)
                                                                -------------    -------------
Net cash provided by investing activities                          34,738,237      (37,847,144)
                                                                -------------    -------------
Cash flows from financing activities:
Proceeds from exercise of common stock
   options and warrants                                             4,182,313          458,660
Repurchase of employee stock options                                       --           (1,547)
Repayment of capital lease and note obligation                        (41,779)        (227,460)
                                                                -------------    -------------
Net cash provided by financing activities                           4,140,534          229,653
                                                                -------------    -------------
Net increase (decrease) in cash and cash
   equivalents                                                     31,989,013      (39,616,089)
Cash and cash equivalents at beginning of period                   85,475,088       47,141,291
                                                                -------------    -------------
Cash and cash equivalents at end of period                      $ 117,464,101    $   7,525,202
                                                                =============    =============

See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                          Three Month Period Ended March 31,
                                                                2003         2002
                                                             ----------   -----------
Supplemental schedule of non-cash investing and
   financing activity:
Change in net unrealized gain(loss) on
   marketable securities available for sale                  $ (450,310)  $(5,662,184)
                                                             ==========   ===========
Deferred compensation relating to stock options              $     --     $    42,269
                                                             ==========   ===========
Supplemental disclosure of cash flow information:
Interest paid                                                $      488   $     9,876
                                                             ==========   ===========





See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1. Organization and Basis of Presentation
   --------------------------------------

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

            Celgene is an integrated biopharmaceutical company engaged in the discovery, development and commercialization of novel therapies designed to treat cancer and immunological diseases through regulation of cellular, genomic and proteomic targets. On December 31, 2002, Celgene completed the acquisition of Anthrogenesis Corp. for an aggregate purchase price of approximately $60.0 million. Anthrogenesis is an early-stage biotherapeutics company delivering stem cell therapies produced from renewable human placental sources/materials. The Company acquired Anthrogenesis to realize the substantial therapeutic and commercial potential of placental stem cells through its commercial and developmental infrastructure. The acquisition was accounted for using the purchase method of accounting for business combinations.

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

2. Earnings per Share
   ------------------

            Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three months ended March 31, 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of stock options and warrants calculated using the treasury stock method and the number of shares issuable upon the vesting of certain restricted stock awards. Due to the net loss recorded for the three months ended March 31, 2002, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation. As of March 31, 2003 and 2002, the Company had 7,265,918 and 10,993,779 dilutive potential common shares outstanding, respectively, that could potentially dilute future earnings per share calculations.

The following represents the weighted average number of common shares outstanding for the three months ended March 31, 2003 and 2002 used in the basic and diluted earnings (loss) per common share calculations:

                                                   Three month period ended
                                              ----------------------------------
                                              March 31, 2003      March 31, 2002
                                              --------------      --------------
Weighted average number of common
  stock outstanding - basic                     80,384,000         75,625,000

Effect of dilutive securities:

Assumed exercise of stock options,
 warrants and restricted stock                   3,556,000                 --
                                                ----------         ----------
Weighted average number of
 common stock and dilutive potential
   common stock outstanding                     83,940,000         75,625,000
                                                ==========         ==========


3. Anthrogenesis Acquisition
   -------------------------

          The following unaudited pro forma results of operations of the Company for the quarter ended March 31, 2002 assumes the acquisition of Anthrogenesis has been accounted for using the purchase method of accounting as of January 1, 2002 and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. The unaudited pro forma net loss and loss per share amounts for the three months ended March 31, 2002 include the charge for purchased research and development of approximately $55.7 million, which was recognized at the acquisition date, and also include an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition. The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods. Anthrogenesis' results of operations included in the following pro forma financial information are derived from their unaudited financial statements for the three-month period ended March 31, 2002 and has been adjusted, where appropriate, to present their financial position and results of operations in accordance with accounting principles generally accepted in the United States.

                                               Pro Forma
                                      Three Months Ended March 31,
                                      ----------------------------
                                                 2002
                                                 ----

              Total revenues                $ 30,694,146

              Net (loss)                    ($56,602,073)

              Net (loss) per share          $      (0.75)


            Intangible assets acquired pursuant to this acquisition represent supplier agreements and customer lists and have a weighted average useful life of 11.6 years. Amortization expense for the next five fiscal years is expected to be approximately $315,000 per year.

            The goodwill from the Anthrogenesis acquisition has been allocated to the Company's Stem Cell Therapy segment. In accordance with SFAS 142, Goodwill and Other Intangible Assets, the Company will not amortize goodwill resulting from this acquisition, but will review it at least annually for potential impairment issues.

4. Marketable Securities Available for Sale
   ----------------------------------------

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at March 31, 2003 and December 31, 2002 were as follows:


                                                Gross          Gross        Estimated
 March 31, 2003                Amortized     Unrealized      Unrealized       Fair
                                  Cost           Gain           Loss          Value
                                  ----           ----           ----          -----
Government agencies          $    149,906   $      1,100   $         --    $    151,006
Government bonds and notes        301,759          2,835             --         304,594
Corporate debt securities     132,536,121      8,876,324     (2,302,324)    139,110,121
                             ------------   ------------   ------------    ------------
Total                        $132,987,786   $  8,880,259   $ (2,302,324)   $139,565,721
                             ============   ============   ============    ============

                                                 Gross         Gross          Estimated
   December 31, 2002            Amortized     Unrealized     Unrealized         Fair
                                  Cost           Gain           Loss            Value
                                  ----           ----           ----            -----
Government agencies          $    149,906   $      1,795   $         --    $    151,701
Government bonds and notes        553,593          5,235             --         558,828
Corporate debt
securities                    167,974,812      9,428,832     (2,407,618)    174,996,026
                             ------------   ------------   ------------    ------------
Total                        $168,678,311   $  9,435,862   $ (2,407,618)   $175,706,555
                             ============   ============   ============    ============

5. Inventory
   ---------

          Inventory consists of the following:

                                      March 31,   December 31,
                                         2003         2002
                                         ----         ----
                    Raw materials     $2,572,775   $2,680,398
                    Work in process    1,406,183      555,232
                    Finished goods     1,258,273    1,570,140
                                      ----------   ----------
                         Total        $5,237,231   $4,805,770
                                      ==========   ==========

6. Stock Based Compensation
   ------------------------

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

         The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair-value-based method under SFAS No. 123 had been applied.


                                                            Three Month Period Ended March 31,
                                                            ----------------------------------
                                                                 2003               2002
                                                                 ----               ----
             Net income (loss):
                As reported                                 $    952,462          $  (823,240)
                Add stock-based employee compensation
                 expense included in reported net income          61,759              442,000
                Deduct total stock-based employee
                 compensation expense determined under
                 fair-value-based method for all awards       (4,067,759)          (5,159,000)
                                                            ------------          -----------
                Pro forma                                   $ (3,053,538)         $(5,540,240)
                                                            ============          ===========

             Net income(loss) per common
             share basic and diluted:
                Basic, as reported                          $       0.01          $     (0.01)
                Basic, pro forma                            $      (0.04)         $     (0.07)
                Diluted, as reported                        $       0.01          $     (0.01)
                Diluted, pro forma                          $      (0.04)         $     (0.07)

         The pro forma effects on net income (loss) per common share for the quarters ended March 31, 2003 and 2002 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

         The weighted-average fair value per share was $9.31 and $10.55 for stock options granted in the three month periods ended March 31, 2003 and 2002, respectively. The company estimated the fair values of each option grant on their respective grant dates using the Black-Scholes option pricing model based on the following assumptions:

                                                         2003    2002
                                                         ----    ----
              Risk-free interest rate                    2.15%    2.04%
              Expected stock price volatility              55%      58%
              Expected term until exercise (years)       3.22     2.94
              Expected dividend yield                       0%       0%


7. Comprehensive Income(Loss)
   --------------------------

          Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income (loss). Other comprehensive income
(loss) includes net unrealized gains and losses on marketable securities classified as available-for-sale.

                                                       Three Month Period Ended
                                                                March 31,
                                                       ------------------------
                                                         2003           2002
                                                         ----           ----

Net income (loss)                                    $   952,462    $  (823,240)
Other comprehensive income (loss):
Unrealized holding gains (losses)
   arising during the period                           2,092,774     (4,507,508)
Less: reclassification adjustment
   for gains included in net
   income(loss)                                       (2,543,084)    (1,154,676)
                                                     -----------    -----------

Net unrealized loss on
   securities                                           (450,310)    (5,662,184)
                                                     -----------    -----------

Total comprehensive income(loss)                     $   502,152    $(6,485,424)
                                                     ===========    ===========

8.  Stockholders' Equity
    --------------------

Deferred Compensation Expense

          Prior to the Company's merger with Signal Pharmaceuticals, Inc., Signal recorded an aggregate of approximately $9.4 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation is being amortized over the vesting period of the options. Through March 31, 2003, the Company has recorded the full amount of the $9.4 million of deferred compensation and expensed $0.0 and approximately $442,000 during the three month periods ended March 31, 2003 and 2002, respectively. Upon the termination of certain employees and consultants, the Company reversed approximately $1.1 million of unamortized deferred compensation relating to their unvested options through March 2003.

          The Company recorded compensation expense relating to stock options and warrants issued to consultants, advisors or financial institutions and other stock-based compensation of approximately $176,000 and $195,000 for the three month periods ended March 31, 2003 and 2002, respectively.

9.  Segments
    --------

         Effective with the acquisition of Anthrogenesis on December 31, 2002, the Company operates in two business segments -human pharmaceuticals and stem cell therapies. Revenues and income (loss) before taxes by segment, for the three months ended March 31, 2003 were as follows:

    Revenues:
    ---------
    Human pharmaceuticals       $ 48,168,577
    Stem cell therapies              920,087
                                ------------
         Total                  $ 49,088,664
                                ============

    Income(loss)before taxes:
    -------------------------
    Human pharmaceuticals       $   (950,047)
    Stem cell therapies           (2,716,591)
    Corporate and unallocated      4,754,100
                                ------------
         Total                  $  1,087,462
                                ============

10. Distribution Agreement
    ----------------------

          On March 31, 2003, the Company entered into a distribution and supply agreement with GlaxoSmithKline ("GSK") in which GSK granted to Celgene the exclusive right to market, promote, sell and distribute Alkeran (melphalan) in all dosage forms. Under the terms of the agreement, Celgene will purchase Alkeran tablets and Alkeran for injection from GlaxoSmithKline and sell and distribute the products in the United States under Celgene's label. The agreement requires Celgene to purchase certain minimum quantities each year of the initial three year term of the agreement under a take-or-pay arrangement that aggregates to $56.6 million over such period.

11. Subsequent Event
    ----------------

          In April 2003, the Company entered into a Securities Purchase Agreement with Pharmion Corporation whereby Celgene purchased a Senior Convertible Promissory Note (the "Note") with a principal amount of $12 million, and a warrant to purchase up to 1,454,545 shares of Pharmion's common stock at a purchase price of $2.75 per share. The Note has a term of five years with an annual interest rate of 6% compounded semi-annually. The Note has a conversion price of $2.75 per share of Common Stock.

          In April 2003, the Company entered into an Amendment to the License Agreement, dated November 16, 2001, with Pharmion Corporation whereby Pharmion has agreed to provide the Company an aggregate of $8 million in research funding for the further clinical development of THALOMID(R) during the period commencing on the date of the agreement and ending December 31, 2005. During 2003, the research funding will consist of three installments of $1 million each, payable upon execution of the agreement, September 30, 2003 and December 31, 2003.

PART 1 - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------
Three month period ended March 31, 2003 vs.
Three month period ended March 31, 2002
---------------------------------------

         Total revenue: Our total revenue for the three months ended March 31, 2003 increased approximately 60% to $49.1 million compared to $30.7 million in the same period of 2002. Revenue in 2003 included product sales of $45.8 million consisting primarily of THALOMID(R) sales of $45.6 million, royalty revenue of $2.2 million on Ritalin(R) sales and collaborative agreement revenue of $1.1 million compared to product sales of $27.6 million consisting of THALOMID(R) sales of $26.2 million and Focalin(TM) sales of $1.4 million, collaborative agreement revenue of $2.4 million and royalty revenue of $0.7 million on Ritalin(R) sales in the same period of 2002. Increasing use of THALOMID(R) by oncologists in the treatment of various types of cancer combined with price increases contributed to the 74% growth in THALOMID(R) product sales. Focalin(TM) sales are recognized through the shipment of stock inventory to Novartis for their commercial distribution. There have been no such shipments during the first three months of 2003. The decrease in collaborative agreement income is primarily attributable to the completion of the amortization of the up-front payment from Novartis Pharma AG related to the SERM license agreement, partially offset by revenue from our Cellular Therapeutics division. The increase in royalty income was the result of the marketing approval and subsequent launch in August 2002 of Ritalin(R) LA, Novartis' long-acting version of Ritalin(R).

         Cost of goods sold: Cost of goods sold during the first three months of 2003 increased approximately 27% to $4.7 million compared to approximately $3.7 million in the comparable period in 2002. The cost of goods sold relates primarily to sales of THALOMID(R) in 2003 and to both sales of THALOMID(R) and Focalin(TM) in 2002, and accordingly, the increase in cost of goods sold is related primarily to the increased volume of THALOMID(R) sales during 2003. Cost of goods sold for the first quarter of 2002 relating to Focalin(TM) sales was lower than the normal cost at standard as some manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorability will continue until the quantity previously expensed is completely sold. Cost of goods sold as a percentage of product sales was approximately 10% during the first three months of 2003 compared to approximately 13% in the comparable period in 2002. The decrease was primarily related to a higher margin on THALOMID(R) sales in 2003 due to price increases in 2002, and to the 2002 sales of Focalin(TM) which has a higher cost as a percentage of sales than THALOMID(R).

         Research and development expenses: Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, and allocated facilities charges such as building rent and utilities. Research and development expenses for the first quarter of 2003 increased 41% to $24.7 million from $17.5 million in 2002. The increase was due to the initiation of several large studies related to our clinical programs in the second half of 2002. During the first quarter of 2003, we spent approximately $14.2 million on THALOMID(R) and its follow on compounds, the IMiDs(R) and SelCIDs(TM), and Focalin(TM), primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses. We spent approximately $9.7 million in our gene regulation, target discovery and agro-chemical programs, and $0.8 million in our stem cell development programs, primarily for internal headcount related expenses, laboratory supplies and product development costs.

         As a percent of total revenue, research and development expenses were approximately 50% and 57% for the quarters ended March 31, 2003 and 2002, respectively. As a result of increasing revenue, research and development expense may continue to decrease as a percent of total revenue although the actual dollar amount will continue to increase as we move our earlier stage compounds through preclinical and clinical programs. In general, time to completion would be as follows:

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

         Selling, general and administrative expenses: Selling expenses consist of salaries and benefits for sales and marketing and customer service personnel, warehousing and distribution costs, and other commercial expenses to support the sales force and the education and registration efforts underlying the S.T.E.P.S.(R) program. General and administrative expenses consist primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes. Selling, general and administrative expenses increased by approximately 44% for the three months ended March 31, 2003 to $23.4 million from $16.3 million in the same period in 2002. The increase was due primarily to the expansion of the sales and marketing organization and related expenses and an increase in customer service staff. As a percent of total revenue, selling, general and administrative expenses were approximately 47% and 53% for the three month periods ended March 31, 2003 and 2002, respectively.

         Interest and other income: Interest and other income for the first three months of 2003 decreased approximately 20% to approximately $4.8 million from $6.0 million in the same period in 2002. The decrease was primarily due to lower interest income as a result of lower interest rates in 2003 on decreased balances of total cash, cash equivalents and marketable securities, partially offset by an increase in realized gains of $1.4 million on the sale of marketable securities available for sale.

         Net income (loss): We recorded net income of $952,000 in the three month period ended March 31, 2003 compared to a net loss of $823,000 in the same period in 2002. The increase in net income was due to an increase in product sales of $18.2 million and an increase in royalty revenue of $1.5 million, offset by a decrease in collaborative agreement and other revenue of $1.3 million, a decrease in interest and other income of $1.2 million and an increase in operating costs and expenses of $15.3 million.

Liquidity and Capital Resources

         Since inception, we have financed our working capital requirements primarily through product sales, private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net product sales totaling approximately $342.4 million through March 31, 2003.

         Our net working capital at March 31, 2003 increased approximately 24.2% to $257.9 million from $251.8 million at December 31, 2002. The increase in working capital was primarily due to higher trade receivables on increasing THALOMID(R) sales offset by lower total cash, cash equivalents and marketable securities, and a decrease in accounts payable.

         Cash and cash equivalents increased to $117.5 million in the first quarter of 2003 from $85.5 million at December 31, 2002 while investments in marketable debt securities decreased to $139.6 million from $175.7 million in the same period. Total cash, cash equivalents and marketable securities decreased by approximately $4.1 million reflecting primarily the decrease in accounts payable.

         We expect that our rate of spending will increase as the result of research and product development spending, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID(R) and increased capital investments. In February, 2000, we completed a public offering of our common stock, the net proceeds of which to Celgene were approximately $278.0 million. These funds, combined with the increasing revenue from sales of Thalomid(R) and various research agreements and collaborations are expected to provide sufficient capital for our operations for the foreseeable future.

Contractual Obligations

         Our major outstanding contractual obligations relate primarily to our Alkeran(R) purchase commitments and our operating (facilities) leases.

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

         On March 31, 2003 we entered into a Distribution and Supply Agreement with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline ("GSK") in which we have obtained the exclusive rights to market, promote, sell and distribute GSK's Alkeran(R) brand products approved by the FDA. Under the terms of the agreement, we will purchase Alkeran(R) tablets and Alkeran(R) for injection from GSK and sell and distribute the products in the United States under our marketing label. The agreement requires us to purchase certain minimum quantities each year of the initial three year term of the agreement under a take-or-pay arrangement which aggregates $56.6 million over such period.

Critical Accounting Policies

         In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 2 to our consolidated financial statements included in our annual report on Form 10K. Our critical accounting policies are disclosed in the MD&A section on Form 10-K. There have been no significant changes with respect to such accounting policies.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of commercial paper, U.S. government and corporate securities. These financial instruments may be classified as securities available for sale and carried at fair value or held to maturity and carried at amortized cost depending upon our intent. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported as a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income and other income. We do not use financial derivatives for investment or trading purposes. As of March 31, 2003, all securities have been classified as available for sale.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of March 31, 2003:

                                                                         2008 and
                     2003      2004     2005        2006        2007       beyond      Total     Fair Value
                     ----      ----     ----        ----        ----       ------      -----     ----------
(in Thousands $)
Fixed Rate         $  5,550    $ --   $ 20,510    $ 64,345    $ 14,500    $ 25,275    $130,180    $137,566
Average Interest
  Rate                 6.92%     --       8.02%       6.78%       6.68%       7.71%       7.15%
Variable Rate            --      --         --          --          --    $  2,000    $  2,000    $  2,000
Average Interest
  Rate                   --      --         --          --          --        8.00%       8.00%
                   --------    ----   --------    --------    --------    --------    --------    --------
Total              $  5,550    $ --   $ 20,510    $ 64,345    $ 14,500    $ 27,275    $132,180    $139,566
                   --------    ----   --------    --------    --------    --------    --------    --------

Item 4 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of a date within ninety (90) days prior to the filing date of this Quarterly Report on Form 10-Q, are effective.
     (b) Changes in Internal Controls. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation thereof, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  II  - OTHER INFORMATION

Item 1.   - None

Item 2.   - None

Item 3.   - None

Item 4.   - None

Item 5.   - Other Information:

None

Item 6.  -  Exhibits

10.1 Distribution and Supply Agreement by and between SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Celgene Corporation, entered into as of March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CELGENE CORPORATION



  DATE          May 15, 2003        BY   /s/ Robert J. Hugin
                ----------------         ---------------------------------------
                                          Robert J. Hugin
                                          Senior Vice President
                                          Chief Financial Officer



  DATE          May 15, 2003        BY   /s/ James R. Swenson
                ----------------         ---------------------------------------
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

Date: May 15, 2003
      ------------

                               /s/ John W. Jackson
                               -------------------
                              John W. Jackson
                              Chairman of the Board
                              Chief Executive Officer

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

Date: May 15, 2003
      ------------

                               /s/ Robert J. Hugin
                               -------------------
                               Robert J. Hugin
                               Chief Financial Officer