Form 10-Q
period 2003-06-30
CELGENE CORP /DE/
filed 2003-08-14
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132

                               CELGENE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       22-2711928
-------------------------------                      -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

   7 Powder Horn Drive, Warren, NJ                                07059
----------------------------------------                       ----------
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

At July 31, 2003, 81,017,812 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I FINANCIAL INFORMATION

  Item I   Unaudited Consolidated Financial Statements

           Consolidated Balance Sheets
           as of June 30, 2003 and December 31, 2002                         3

           Consolidated Statements of Operations
           - Three-Month Period Ended June 30, 2003 and 2002                 4

           Consolidated Statements of Operations
           - Six-Month Period Ended June 30, 2003 and 2002                   5

           Consolidated Statements of Cash Flows
           - Six-Month Period Ended June 30, 2003 and 2002                   6

           Notes to Unaudited Consolidated Financial Statements              8

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              18

  Item 3   Quantitative and Qualitative Disclosures About
           Market Risk                                                      28

  Item 4   Controls and Procedures                                          29


PART II  OTHER INFORMATION                                                  30

  Item 4   Submission of Matters to a Vote of Security Holders              30

  Item 6   (a) Exhibits                                                     31

           (b) Reports on Form 8-K                                          31



           Signatures                                                       32

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                           JUNE 30, 2003      DECEMBER 31, 2002
                                                                           -------------      -----------------
                                                                            (UNAUDITED)
ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                               $ 512,877,470       $  85,475,088
   MARKETABLE SECURITIES AVAILABLE FOR SALE                                  137,233,993         175,706,555
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $1,119,055 AND $1,019,760
     AT JUNE 30, 2003 AND DECEMBER 31, 2002, RESPECTIVELY                     29,731,352          17,659,065
   INVENTORY                                                                   8,920,993           4,805,770
   OTHER CURRENT ASSETS                                                       12,977,400          12,449,429
                                                                           -------------       -------------
      TOTAL CURRENT ASSETS                                                   701,741,208         296,095,907

   PLANT AND EQUIPMENT, NET                                                   21,316,388          19,600,063
   GOODWILL                                                                    2,934,184           2,972,784
   INTANGIBLE ASSETS                                                           2,852,333           3,010,000
   OTHER ASSETS                                                               29,841,824           5,607,974
                                                                           -------------       -------------
      TOTAL ASSETS                                                         $ 758,685,937       $ 327,286,728
                                                                           =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE                                                        $  23,465,276       $  16,515,634
   ACCRUED EXPENSES                                                           32,744,595          26,975,632
   CURRENT PORTION OF CAPITAL LEASES AND NOTE OBLIGATION                          27,049              86,318
   CURRENT PORTION OF DEFERRED REVENUE                                           570,065             109,327
   OTHER CURRENT LIABILITIES                                                   1,389,574             599,341
                                                                           -------------       -------------
      TOTAL CURRENT LIABILITIES                                               58,196,559          44,286,252

   LONG TERM CONVERTIBLE NOTE                                                400,000,000                  --
   DEFERRED REVENUE, NET OF CURRENT PORTION                                      929,390           1,389,888
   CAPITALIZED LEASES AND NOTE OBLIGATION, NET OF CURRENT PORTION                 25,618              39,852
   OTHER NON-CURRENT LIABILITIES                                               6,618,823           4,872,784
                                                                           -------------       -------------
      TOTAL LIABILITIES                                                      465,770,390          50,588,776
                                                                           -------------       -------------

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, $.01 PAR VALUE PER SHARE,
      5,000,000 AUTHORIZED; NONE OUTSTANDING AT
      JUNE 30, 2003 AND DECEMBER 31, 2002                                             --                  --
   COMMON STOCK, $.01 PAR VALUE PER SHARE
      120,000,000 SHARES AUTHORIZED;
      ISSUED AND OUTSTANDING 80,958,825 AND 80,176,713 SHARES
      AT JUNE 30, 2003 AND DECEMBER 31, 2002, RESPECTIVELY                       809,588             801,768
   ADDITIONAL PAID-IN CAPITAL                                                601,091,629         591,277,196
   ACCUMULATED DEFICIT                                                      (318,520,722)       (322,367,256)
   NOTES RECEIVABLE FROM STOCKHOLDERS                                                 --             (42,000)
   ACCUMULATED OTHER COMPREHENSIVE INCOME                                      9,535,052           7,028,244
                                                                           -------------       -------------
      TOTAL STOCKHOLDERS' EQUITY                                             292,915,547         276,697,952
                                                                           -------------       -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 758,685,937       $ 327,286,728
                                                                           =============       =============


See accompanying notes to unaudited consolidated financial statements.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTH PERIOD ENDED JUNE 30,
                                                 ---------------------------------
                                                      2003               2002
                                                      ----               ----
REVENUE:

  PRODUCT SALES                                   $ 62,497,290       $ 30,358,683
  COLLABORATIVE AGREEMENTS AND OTHER REVENUE         2,308,349          2,556,251
  ROYALTY REVENUE                                    2,480,535            705,697
                                                  ------------       ------------
    TOTAL REVENUE                                   67,286,174         33,620,631
                                                  ------------       ------------

EXPENSES:

  COST OF GOODS SOLD                                11,629,439          4,110,074
  RESEARCH AND DEVELOPMENT                          30,517,145         19,222,205
  SELLING, GENERAL AND ADMINISTRATIVE               25,905,256         18,396,573
                                                  ------------       ------------
    TOTAL EXPENSES                                  68,051,840         41,728,852
                                                  ------------       ------------
OPERATING LOSS                                        (765,666)        (8,108,221)

OTHER INCOME AND EXPENSE:
  INTEREST AND OTHER INCOME                          4,463,391          6,399,011
  INTEREST EXPENSE                                     593,960              5,292
                                                  ------------       ------------
INCOME (LOSS) BEFORE TAXES                           3,103,765         (1,714,502)

INCOME TAXES                                           209,693                 --
                                                  ------------       ------------
NET INCOME (LOSS)                                 $  2,894,072       $ (1,714,502)
                                                  ============       ============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC                                           $       0.04       $      (0.02)
                                                  ============       ============
  DILUTED                                         $       0.03       $      (0.02)
                                                  ============       ============

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK UTILIZED TO CALCULATE NET
    INCOME (LOSS) PER COMMON SHARE:
   BASIC                                            80,839,000         76,377,000
                                                  ============       ============
   DILUTED                                          85,134,000         76,377,000
                                                  ============       ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   SIX MONTH PERIOD ENDED JUNE 30,
                                                   -------------------------------
                                                      2003                2002
                                                      ----                ----
REVENUE:

  PRODUCT SALES                                   $ 108,301,248       $  57,997,192
  COLLABORATIVE AGREEMENTS AND OTHER REVENUE          3,387,283           4,886,082
  ROYALTY REVENUE                                     4,686,307           1,431,503
                                                  -------------       -------------
    TOTAL REVENUE                                   116,374,838          64,314,777
                                                  -------------       -------------

EXPENSES:

  COST OF GOODS SOLD                                 16,291,051           7,774,214
  RESEARCH AND DEVELOPMENT                           55,237,657          36,746,314
  SELLING, GENERAL AND ADMINISTRATIVE                49,278,436          34,694,427
                                                  -------------       -------------
    TOTAL EXPENSES                                  120,807,144          79,214,955
                                                  -------------       -------------

OPERATING LOSS                                       (4,432,306)        (14,900,178)

OTHER INCOME AND EXPENSE:

  INTEREST AND OTHER INCOME                           9,217,982          12,377,604
  INTEREST EXPENSE                                      594,448              15,168
                                                  -------------       -------------

INCOME (LOSS) BEFORE TAXES                            4,191,228          (2,537,742)

INCOME TAXES                                            344,693                  --
                                                  -------------       -------------
NET INCOME (LOSS)                                 $   3,846,535       $  (2,537,742)
                                                  =============       =============

NET INCOME (LOSS) PER COMMON SHARE:
  BASIC                                           $        0.05       $       (0.03)
                                                  =============       =============
  DILUTED                                         $        0.05       $       (0.03)
                                                  =============       =============

WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK UTILIZED TO CALCULATE NET
    INCOME (LOSS) PER COMMON SHARE:
   BASIC                                             80,613,000          76,003,000
                                                  =============       =============
   DILUTED                                           84,435,000          76,003,000
                                                  =============       =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             SIX MONTH PERIOD ENDED JUNE 30,
                                                                 2003                2002
                                                            -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                           $   3,846,535       $  (2,537,742)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION OF LONG-TERM ASSETS           4,183,923           3,421,207
    RECOVERY FOR ACCOUNTS RECEIVABLE ALLOWANCES                  (151,158)            (56,371)
    REALIZED GAIN ON MARKETABLE SECURITIES AVAILABLE
       FOR SALE                                                (4,244,572)         (2,778,460)
    NON-CASH STOCK-BASED COMPENSATION                             342,406             926,524
    AMORTIZATION OF PREMIUM/DISCOUNT ON MARKETABLE
       SECURITIES AVAILABLE FOR SALE, NET                         427,532             236,427
    AMORTIZATION OF DEBT ISSUANCE COSTS                           200,000                  --
    SHARES ISSUED FOR EMPLOYEE BENEFIT PLANS                    2,775,383             965,760
CHANGE IN CURRENT ASSETS & LIABILITIES:
   INCREASE IN ACCOUNTS RECEIVABLE                            (11,921,129)         (3,502,611)
   INCREASE IN INVENTORY                                       (4,115,223)         (3,305,460)
   INCREASE IN OTHER OPERATING ASSETS                          (1,321,716)         (3,328,666)
   INCREASE IN ACCOUNTS PAYABLE AND
      ACCRUED EXPENSES                                         15,254,877           3,242,309
   INCREASE (DECREASE) IN DEFERRED REVENUE                            240          (2,199,443)
                                                            -------------       -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             5,277,098          (8,916,526)
                                                            -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                           (5,244,586)         (4,856,343)
INVESTMENT IN CONVERTIBLE NOTES                               (12,000,000)                 --
INCREASE IN NOTES RECEIVABLE                                           --            (500,000)
PROCEEDS FROM SALES AND MATURITIES OF MARKETABLE
   SECURITIES AVAILABLE FOR SALE                               54,596,408          43,223,272
PURCHASES OF MARKETABLE SECURITIES
   AVAILABLE FOR SALE                                          (9,800,000)        (39,965,724)
                                                            -------------       -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            27,551,822          (2,098,795)
                                                            -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF COMMON STOCK
   OPTIONS AND WARRANTS                                         6,704,466           3,032,874
PROCEEDS FROM CONVERTIBLE NOTE                                400,000,000                  --
DEBT ISSUE COST                                               (12,099,501)                 --
PROCEEDS FROM NOTES RECEIVABLE FROM STOCKHOLDERS                   42,000                  --
REPURCHASE OF EMPLOYEE STOCK OPTIONS                                   --              (1,547)
REPAYMENT OF CAPITAL LEASE AND NOTE OBLIGATION                    (73,503)           (450,349)
                                                            -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     394,573,462           2,580,978
                                                            -------------       -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          427,402,382          (8,434,343)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               85,475,088          47,141,291
                                                            -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 512,877,470       $  38,706,948
                                                            =============       =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)

                                                     SIX MONTH PERIOD ENDED JUNE 30,
                                                           2003             2002
                                                       ------------     -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITY:
CHANGE IN NET UNREALIZED GAIN(LOSS) ON
   MARKETABLE SECURITIES AVAILABLE FOR SALE            $ 2,506,808      $(7,100,555)
                                                       ===========      ===========
DEFERRED COMPENSATION RELATING TO STOCK OPTIONS        $        --      $    51,958
                                                       ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID                                          $    11,448      $    15,168
                                                       ===========      ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

          The Company is an integrated biopharmaceutical company engaged in the discovery, development and commercialization of novel therapies designed to treat cancer and immunological diseases through regulation of cellular, genomic and proteomic targets. On December 31, 2002, Celgene completed the acquisition of Anthrogenesis Corp., for an aggregate purchase price of $60.0 million. Anthrogenesis is an early-stage biotherapeutics company delivering stem cell therapies produced from renewable human placental sources/materials. The Company acquired Anthrogenesis to realize the substantial therapeutic and commercial potential of placental stem cells through its commercial and developmental infrastructure. The acquisition was accounted for using the purchase method of accounting for business combinations.

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

2. Earnings per Share
   ------------------

          Basic earnings per share is computed by dividing the net income available to common stockholders by the weighted average number of shares of Common Stock issued and outstanding during the periods. For purposes of calculating diluted earnings per share for the three months and six months ended June 30, 2003, the denominator includes both the weighted average number of shares of Common Stock outstanding and the number of dilutive Common Stock equivalents. The number of dilutive Common Stock equivalents includes the effect of stock options and warrants calculated using the treasury stock method and the number of shares issuable upon the vesting of certain restricted stock awards. Due to the net loss recorded for the three months and six months ended June 30, 2002, the exercise or conversion of all dilutive potential common shares is not included for purposes of the diluted loss per share calculation. As of June 30, 2003 and 2002, the Company had 16,080,000 and 9,557,000 dilutive potential common shares outstanding, respectively, that could potentially dilute future earnings per share calculations. The dilutive potential common shares related to the convertible note offering on June 3, 2003 are anti-dilutive, and thus were not included in the calculation of diluted earnings per share for the three and six month periods ended June 30, 2003.



The following represents the weighted average number of common shares outstanding for the three and six month periods ended June 30, 2003 and 2002 used in the basic and diluted earnings (loss) per common share calculations:

                                               Three month period ended
                                          June 30, 2003       June 30, 2002
                                          -------------       -------------
Weighted average number of common
  stock outstanding - basic                 80,839,000          76,377,000
Effect of dilutive securities:
Assumed exercise of stock options,
 warrants and restricted stock               4,295,000                  --
                                            ----------          ----------
Weighted average number of common
 stock and dilutive potential
   common stock outstanding                 85,134,000          76,377,000
                                            ==========          ==========

                                                Six month period ended
                                          June 30, 2003       June 30, 2002
                                          -------------       -------------
Weighted average number of common
  stock outstanding - basic                 80,613,000          76,003,000
Effect of dilutive securities:
Assumed exercise of stock options,
 warrants and restricted stock               3,822,000                  --
                                            ----------          ----------
Weighted average number of common
 stock and dilutive potential
   common stock outstanding                 84,435,000          76,003,000
                                            ==========          ==========

3. Anthrogenesis Acquisition
   -------------------------

          The following unaudited pro forma results of operations of the Company for the three and six month periods ended June 30, 2002 assumes the acquisition of Anthrogenesis has been accounted for using the purchase method of accounting as of January 1, 2002 and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on fair values at the date of acquisition. The unaudited pro forma net loss and net loss per share amounts for the six month period ended June 30, 2002 include the charge for purchased research and development of approximately $55.7 million, which was recognized at the acquisition date, and the pro forma amounts for the three and six months ended June 30, 2002 also include an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition. The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods. Anthrogenesis' results of operations included in the following pro forma financial information are derived from their unaudited financial statements for the three and six month periods ended June 30, 2002 and has been adjusted, where appropriate, to present their financial position and results of operations in accordance with accounting principles generally accepted in the United States.


                                           Pro Forma                Pro Forma
                                       Three Months Ended        Six Months Ended
                                          June 30, 2002            June 30, 2002
                                        ----------------         ----------------
             Total revenues               $33,620,361              $ 64,314,777
             Net (loss)                   $(1,793,335)             $(58,395,409)
             Net (loss) per share         $     (0.02)             $      (0.77)



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

4. Convertible Notes
   -----------------

          On June 3, 2003, the Company issued to institutional investors unsecured convertible notes in the amount of $400,000,000. The notes have a five year term and a coupon rate of 1.75% with interest payable on a semi-annual basis. The notes have a conversion rate of $48.45 per share, which represents a 50% premium to the closing price of Celgene's common stock on May 28, 2003. The debt issue costs related to these notes were approximately $12.2 million and are being amortized over five years. The debt issue costs are classified under "Other Assets" on the Company's balance sheet. Under the terms of the Purchase Agreement, the note holders can convert the notes into common shares at any time at the conversion price, and also have the right to require the Company to redeem the notes prior to maturity in the event of a "fundamental change", as defined within the Agreement. At June 30, 2003, the notes could be converted into 8,255,920 common shares. The Company is required to register the notes and common stock issuable upon conversion with the Securities and Exchange Commission, and to use reasonable best efforts to keep it effective for the defined period. The Company may not merge or transfer substantially all assets, as defined, unless certain conditions are met.

5. Marketable Securities Available for Sale
   ----------------------------------------

          The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at June 30, 2003 and December 31, 2002 were as follows:

                                                     Gross             Gross             Estimated
June 30, 2003                    Amortized         Unrealized        Unrealized            Fair
                                    Cost              Gain              Loss               Value
                                ------------      ------------      ------------       ------------
Government agencies             $    149,906      $        824      $         --       $    150,730
Government bonds and notes           301,757                --              (164)           301,593
Corporate debt
securities                       127,247,278         9,856,689          (322,297)       136,781,670
                                ------------      ------------      ------------       ------------
Total                           $127,698,941      $  9,857,513      $   (322,461)      $137,233,993
                                ============      ============      ============       ============

                                                     Gross              Gross            Estimated
December 31, 2002                Amortized         Unrealized        Unrealized            Fair
                                    Cost              Gain              Loss               Value
                                ------------      ------------      ------------       ------------
Government agencies             $    149,906      $      1,795      $         --       $    151,701
Government bonds and notes           553,593             5,235                --            558,828
Corporate debt
securities                       167,974,812         9,428,832        (2,407,618)       174,996,026
                                ------------      ------------      ------------       ------------
Total                           $168,678,311      $  9,435,862      $ (2,407,618)      $175,706,555
                                ============      ============      ============       ============

6. Inventory
   ---------

          Inventory consists of the following:

                                   June 30,          December 31,
                                     2003                2002
                                  ----------         ------------
          Raw materials           $2,596,219          $2,680,398
          Work in process          1,096,315             555,232
          Finished goods           5,228,459           1,570,140
                                  ----------          ----------
               Total              $8,920,993          $4,805,770
                                  ==========          ==========

7. Stock Based Compensation
   ------------------------

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

                                                                   Three Month Period Ended June 30,
                                                                       2003              2002
                                                                     -----------      -----------
          Net income (loss) applicable to common stockholders:
             As reported                                             $ 2,894,072      $(1,714,502)
             Add stock-based employee compensation
              expense included in reported net income (loss)              62,445          410,445
             Deduct total stock-based employee
              compensation expense determined under
              fair-value-based method for all awards                  (4,904,851)      (5,321,476)
                                                                     -----------      -----------
             Pro forma                                               $(1,948,334)     $(6,625,533)
                                                                     ===========      ===========

          Net income(loss) per common share basic and diluted:
             Basic, as reported                                      $      0.04      $     (0.02)
             Basic, pro forma                                        $     (0.02)     $     (0.09)
             Diluted, as reported                                    $      0.03      $     (0.02)
             Diluted, pro forma                                      $     (0.02)     $     (0.09)

                                                                    Six Month Period Ended June 30,
                                                                        2003              2002
                                                                     -----------      ------------
          Net income (loss) applicable to common stockholders:
             As reported                                             $ 3,846,535      $ (2,537,742)
             Add stock-based employee compensation
              expense included in reported net income (loss)             124,204           914,204
             Deduct total stock-based employee
              compensation expense determined under
              fair-value-based method for all awards                  (8,939,513)      (10,542,162)
                                                                     -----------      ------------
             Pro forma                                               $(4,968,774)     $(12,165,700)
                                                                     ===========      ============

          Net income(loss) per common share basic and diluted:
             Basic, as reported                                      $      0.05      $      (0.03)
             Basic, pro forma                                        $     (0.06)     $      (0.16)
             Diluted, as reported                                    $      0.05      $      (0.03)
             Diluted, pro forma                                      $     (0.06)     $      (0.16)

          The pro forma effects on net income (loss) per common share for the periods ended June 30, 2003 and 2002 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

          The weighted-average fair value per share was $9.35 and $8.26 for stock options granted in the six month periods ended June 30, 2003 and 2002, respectively. The company estimated the fair values of each option grant on their respective grant dates using the Black-Scholes option pricing model based on the following assumptions:

                                                     Three Month Period Ended June 30,
                                                           2003            2002
                                                           ----            ----
          Risk-free interest rate                          1.92%           1.98%
          Expected stock price volatility                    44%             59%
          Expected term until exercise (years)             2.53            2.78
          Expected dividend yield                             0%              0%

                                                     Six Month Period Ended June 30,
                                                           2003            2002
                                                           ----            ----
          Risk-free interest rate                          1.97%           2.00%
          Expected stock price volatility                    47%             59%
          Expected term until exercise (years)             2.68            2.84
          Expected dividend yield                             0%              0%

8. Comprehensive Income(Loss)
   --------------------------

          Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss) which refers to those revenues, expenses, gains and losses which are excluded from net income (loss). Other comprehensive income
(loss) includes net unrealized gains and losses on marketable securities classified as available-for-sale.

                                              Three Month Period Ended
                                                      June 30,
                                          --------------------------------
                                              2003                2002
                                          ------------        -----------

Net income (loss)                         $ 2,894,072         $(1,714,502)
Other comprehensive income (loss):
Unrealized holding gains arising
   during the period                        4,658,605             185,413
Less: reclassification adjustment
   for gains included in net
   income(loss)                            (1,701,488)         (1,623,784)
                                          -----------         -----------

Net unrealized income(loss) on
   securities                               2,957,117          (1,438,371)
                                          -----------         -----------

Total comprehensive income(loss)          $ 5,851,189         $(3,152,873)
                                          ===========         ===========

                                              Six Month Period Ended
                                                     June 30,
                                          --------------------------------
                                              2003                2002
                                          -----------         -----------

Net income (loss)                         $ 3,846,535         $(2,537,742)
Other comprehensive income (loss):
Unrealized holding gains(losses)
   arising during the period                6,751,380          (4,322,095)
Less: reclassification adjustment
   for gains included in net
   income(loss)                            (4,244,572)         (2,778,460)
                                          -----------         -----------

Net unrealized income(loss) on
   securities                               2,506,808          (7,100,555)
                                          -----------         -----------

Total comprehensive income(loss)          $ 6,353,343         $(9,638,297)
                                          ===========         ===========

9. Stockholders' Equity
   --------------------

Deferred Compensation Expense

          Prior to the Company's merger with Signal Pharmaceuticals, Inc., Signal recorded an aggregate of approximately $9.4 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation was being amortized over the vesting period of the options, and as of December 31, 2002, the Company had recorded as expense or reversed the full amount of the $9.4 million of deferred compensation. Approximately
$348,000 and $790,000 of expense was recorded during the three and six month periods ended June 30, 2002, respectively. Upon the termination of certain employees and consultants, the Company reversed approximately $1.1 million of unamortized deferred compensation relating to their unvested options through December 2002.

          The Company recorded compensation expense(credits) relating to stock options and warrants issued to consultants, advisors or financial institutions and other stock-based compensation of approximately $167,000 and $(58,000) for the three month periods ended June 30, 2003 and 2002, respectively and approximately $342,000 and $137,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Stock Incentive Plan

          At the Company's Annual Meeting of Stockholders on June 10, 2003, the stockholders of the Company approved an amendment to the 1998 Stock Incentive Plan (known prior to April 23, 2003 as the 1998 Long-Term Incentive Plan) to increase the number of shares that may be subject to awards granted thereunder from 8,500,000 to 12,500,000 and to authorize the award of certain performance-based awards.

10. Segments
    --------

          Effective with the acquisition of Anthrogenesis on December 31, 2002, the Company operates in two business segments -human pharmaceuticals and stem cell therapies. Revenues and income (loss) before taxes by segment, for the three and six months ended June 30, 2003 were as follows:

                                          Three Months        Six Months
                                             Ended              Ended
                                         June 30, 2003       June 30, 2003
                                         -------------       -------------
          Revenues:
          -------------
          Human pharmaceuticals          $  66,161,034       $ 114,329,611
          Stem cell therapies                1,125,140           2,045,227
                                         -------------       -------------
               Total                     $  67,286,174       $ 116,374,838
                                         =============       =============

          Income(loss)before taxes:
          -------------------------
          Human pharmaceuticals          $   6,419,593       $  10,223,646
          Stem cell therapies               (3,315,828)         (6,032,418)
                                         -------------       -------------
               Total                     $   3,103,765       $   4,191,228
                                         =============       =============

11. Distribution Agreement
    ----------------------

          On March 31, 2003, the Company entered into a distribution and supply agreement with GlaxoSmithKline ("GSK") in which GSK granted to Celgene the exclusive right to market, promote, sell and distribute Alkeran (melphalan) in all dosage forms. Under the terms of the agreement, Celgene will purchase Alkeran tablets and Alkeran for injection from GSK and sell and distribute the products in the United States under Celgene's label. The agreement requires Celgene to purchase certain minimum quantities each year of the initial three year term of the agreement under a take-or-pay arrangement which aggregates $56.6 million over such period.

12. Pharmion Agreements
    -------------------

          In April 2003, the Company entered into an Amendment to the License Agreement, dated November 16, 2001, with Pharmion Corporation whereby Pharmion has agreed to provide the Company an aggregate of $8 million in research funding for the further clinical development of THALOMID(R) during the period commencing on the date of the agreement and ending December 31, 2005. The research funding will consist of three installments of $1 million each, payable upon execution of the agreement, September 30, 2003 and December 31, 2003, four quarterly installments of $750,000 each in 2004 and four quarterly installments of $500,000 each in 2005. The Company received the initial payment of $1 million in April 2003, which was recognized as collaborative agreement revenue.


          In April, 2003, the Company entered into a Securities Purchase Agreement with Pharmion Corporation whereby Celgene purchased for $12 million a Senior Convertible Promissory Note (the "Note") with a principal amount of $12 million, and a warrant with a five year term to purchase up to 1,454,545 shares of Pharmion's common stock at a purchase price of $2.75 per share. The Note has a term of five years with an annual interest rate of 6% compounded semi-annually. The Note has a conversion price of $2.75 per share of Common Stock and is automatically convertible into common stock under certain conditions. The Note is classified under "Other Assets" on the Company's balance sheet.

13. Termination Agreement
    ---------------------

          On June 12, 2003, the Company entered into an agreement with Cell Pathways, Inc. and OSI Pharmaceuticals to terminate the Co-Promotion agreement between Cell Pathways and Celgene for the promotion of Gelclair. The effective date of the agreement is July 1, 2003. Celgene will receive $3.0 million in July 2003 upon the transfer of promotional materials as specified in the agreement, and an additional $3.0 million on the first anniversary of the effective date assuming the Company successfully provides the aforementioned transitional services. The Company will provide additional promotion on the product on a transitional basis as reasonably requested by OSI through December 31, 2003.

PART 1 - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

Three month period ended June 30, 2003 vs.
Three month period ended June 30, 2002
--------------------------------------

          Total revenue: Our total revenue for the three months ended June 30, 2003 increased approximately 100.0% to $67.3 million compared to $33.6 million in the same period of 2002. Revenue in 2003 consisted of product sales of approximately $62.5 million, made up primarily of THALOMID(R) sales of $54.9 million, Alkeran(R) sales of $6.0 million and Focalin(TM) sales of $1.3 million, Ritalin(R) product royalties of $2.5 million and collaborative agreements and other revenue of $2.3 million compared with THALOMID(R) sales of $28.4 million, Focalin(TM) sales of $2.0 million, Ritalin(R) product royalties of $0.7 million and collaborative agreements and other revenue of $2.6 million in the same period of 2002. The combination of price increases, increasing use by oncologists in the treatment of various types of cancer, especially in multiple myeloma, and the market introduction of two new higher strength formulations during the first half of 2003 contributed to the 93% growth in THALOMID(R) sales. The second quarter 2003 marked the first period that we recorded sales of Alkeran(R) with the commencement of our distribution and supply agreement with GlaxoSmithKline on March 31, 2003. Focalin(TM) sales were lower due to the timing of shipments to Novartis for their commercial distribution. The decrease in collaborative agreement revenue is primarily attributable to the completion of the amortization of the up-front payment from Novartis Pharma AG related to the SERM license agreement, partially offset by revenue from our Cellular Therapeutics division and the Pharmion collaboration agreements. The increase in royalty income was the result of the marketing approval and subsequent launch in August 2002 of Ritalin(R) LA, Novartis' long-acting version of Ritalin(R).

          Cost of goods sold: Cost of goods sold during the three months ended June 30, 2003 increased approximately 183% to $11.6 million compared to approximately $4.1 million in the comparable period in 2002. The cost of goods sold relates to sales of THALOMID(R), Alkeran(R) and Focalin(TM) in 2003 and to sales of THALOMID(R) and Focalin(TM) in 2002, and accordingly, the increase in cost of goods sold is related primarily to the increased volume of THALOMID(R) sales during 2003, in addition to the introduction of Alkeran(R) sales in 2003 partially offset by lower Focalin(TM) sales compared to the same period in 2002. Cost of goods sold for the 2003 and 2002 comparable periods relating to Focalin(TM) sales was lower than the normal cost at standard as some manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorability will continue until the quantity previously expensed is completely sold. Cost of goods sold as a percentage of total product sales was approximately 18.6% during the three months ended June 30, 2003 compared to approximately 13.5% in the comparable period in 2002. The increase was primarily related to the introduction of Alkeran(R) sales, which has a higher cost structure than THALOMID(R), partially offset by a higher margin on THALOMID(R) sales in 2003 due to price increases, and by the higher 2002 sales of Focalin(TM) which has a higher cost as a percentage of sales than THALOMID(R).

          Research and development expenses: Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, and allocated facilities charges such as building rent and utilities. Research and development expenses for the second quarter of 2003 increased 58.8% to $30.5 million from $19.2 million in 2002. During the second quarter of 2003, approximately $20.6 million was spent on THALOMID(R) and the IMiDs(R) and SeLCIDs(TM), primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses. We spent approximately $9.1 million in our gene regulation, target discovery and agro-chemical programs, and $0.8 million in our stem cell development programs, primarily for internal headcount related expenses, laboratory supplies and product development costs. As a percent of total revenue, research and development expenses were approximately 45% and 57% for the three months ended June 30, 2003 and 2002, respectively. As a result of increasing revenue, research and development expense may continue to decrease as a percent of total revenue although the actual dollar amount will continue to increase as we move our earlier stage compounds through preclinical and clinical programs. In general, time to completion would be as follows:

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

          Selling, general and administrative expenses: Selling expenses consist of salaries and benefits for sales and marketing and customer service personnel, warehousing and distribution costs, and other commercial expenses to support the sales force and the education and registration efforts underlying the S.T.E.P.S.(R) program. General and administrative expenses consist primarily of salaries and benefits, outside services for legal, insurance, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes. Selling, general and administrative expenses increased by approximately 40.8% for the three months ended June 30, 2003 to $25.9 million from $18.4 million in the same period in 2002. The increase was due primarily to the expansion of the sales and marketing organization and related expenses and an increase in customer service staff. As a percent of total revenue, selling, general and administrative expenses were approximately 38.5% and 54.7% for the three month periods ended June 30, 2003 and 2002, respectively.

          Interest and other income and expense: Interest and other income for the second quarter 2003 decreased 29.7% to approximately $4.5 million from $6.4 in the same period in 2002. The decrease was primarily due to lower interest income as a result of lower interest rates in 2003 on decreased average daily balances of total cash, cash equivalents and marketable securities.

          Interest expense for the second quarter 2003 increased to approximately $594,000 from approximately $5,000 during the same period in 2002. The increase was a direct result of the recognition of interest expense due on the $400 million convertible notes issued on June 3, 2003.

          Net income (loss): We recorded net income for the three month period ended June 30, 2003 of $2.9 million compared to a net (loss) of $1.7 million during the same period of 2002. The net positive change of $4.6 million was the result of an increase in total revenues of $33.7 million, primarily due to an increase in THALOMID(R) sales of $26.5 million and first-time Alkeran(R) sales of $6.0 million, offset by an increase in costs and expenses of $27.2 million, which includes interest and tax expense, and a decrease in interest and other income of $1.9 million.

Six month period ended June 30, 2003 vs.
Six month period ended June 30, 2002
------------------------------------

          Total revenue: Our total revenue for the six months ended June 30, 2003 increased 81% to $116.4 million compared with $64.3 million in the same period of 2002. Revenue in 2003 consisted of product sales of approximately $108.3 million, made up primarily of THALOMID(R) sales of $100.5 million, Alkeran(R) sales of $6.0 million and Focalin(TM) sales of $1.3 million, Ritalin(R) product royalties of $4.7 million and collaborative agreements and other revenue of $3.4 million compared with THALOMID(R) sales of $54.5 million, Focalin(TM) sales of $3.4 million, Ritalin(R) product royalties of $1.4 million and collaborative agreements and other revenue of $4.9 million in the same period of 2002. The combination of price increases, increasing use by oncologists in the treatment of various types of cancer, especially in multiple myeloma, and the market introduction of two new higher strength formulations during the first half of 2003 contributed to the 84% growth in THALOMID(R) sales. The second quarter 2003 marked the first period that we recorded sales of Alkeran(R) with the commencement of our distribution and supply agreement with GlaxoSmithKline on March 31, 2003. Focalin(TM) sales were lower due to the timing of shipments to Novartis for their commercial distribution. The decrease in collaborative agreement revenue is primarily attributable to the completion of the amortization of the up-front payment from Novartis Pharma AG related to the SERM license agreement, partially offset by revenue from our Cellular Therapeutics division and the Pharmion collaboration agreements. The increase in royalty income was the result of the marketing approval and subsequent launch in August 2002 of Ritalin(R) LA, Novartis' long-acting version of Ritalin(R).

          Cost of goods sold: Cost of goods sold during the first six months of 2003 increased approximately 109% to $16.3 million compared to approximately $7.8 million in the comparable period in 2002. The cost of goods sold relates to sales of THALOMID(R), Alkeran(R) and Focalin(TM) in 2003 and to sales of THALOMID(R) and Focalin(TM) in 2002, and accordingly, the increase in cost of goods sold is related primarily to the increased volume of THALOMID(R) sales during 2003, in addition to the introduction of Alkeran(R) sales in 2003 partially offset by lower Focalin(TM) sales compared to the same period in 2002. Cost of goods sold for the 2003 and 2002 comparable periods relating to Focalin(TM) sales was lower than the normal cost at standard as some manufacturing costs incurred prior to Focalin's(TM) approval in November 2001 were expensed as research and development expenses. This favorability will continue until the quantity previously expensed is completely sold. Cost of goods sold as a percentage of total product sales was approximately 15.0% during the first six months of 2003 compared to approximately 13.4% in the comparable period in 2002. The increase was primarily related to the introduction of Alkeran(R) sales, which has a higher cost structure than THALOMID(R), partially offset by a higher margin on THALOMID(R) sales in 2003 due to price increases, and by the higher 2002 sales of Focalin(TM) which has a higher cost as a percentage of sales than THALOMID(R).

          Research and development expenses: Research and development expenses for the first six months of 2003 increased 50.4% to $55.2 million from $36.7 million in 2002. The increase was due to the initiation of several large studies related to our clinical programs in the second half of 2002. During the first half of 2003, we spent approximately $34.7 million on THALOMID(R) and its follow on compounds, the IMiDs(R) and SelCIDs(TM), and Focalin(TM), primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses. We spent approximately $18.8 million in our gene regulation, target discovery and agro-chemical programs, and $1.7 million in our stem cell development programs, primarily for internal headcount related expenses, laboratory supplies and product development costs.

          As a percent of total revenue, research and development expenses were approximately 47% and 57% for the six months ended June 30, 2003 and 2002, respectively. As a result of increasing revenue, research and development expense may continue to decrease as a percent of total revenue although the actual dollar amount will continue to increase as we move our earlier stage compounds through preclinical and clinical programs.

          Selling, general and administrative expenses: Selling, general and administrative expenses increased by approximately 42% for the six months ended June 30, 2003 to $49.3 million from $34.7 million in the same period in 2002. The increase was due primarily to the expansion of the sales and marketing organization and related expenses and an increase in customer service staff. As a percent of total revenue, selling, general and administrative expenses were approximately 42% and 54% for the six month periods ended June 30, 2003 and 2002, respectively.

          Interest and other income and expense: Interest and other income for the first six months of 2003 decreased 25.8% to approximately $9.2 million from $12.4 in the same period in 2002. The decrease was primarily due to lower interest income as a result of lower interest rates in 2003 on decreased average daily balances of total cash, cash equivalents and marketable securities, partially offset by an increase of $1.4 million in realized gains on marketable securities available for sale year over year, with $4.2 million realized during the first half of 2003 compared to $2.8 million for the comparable period in 2002.

          Interest expense for the first six months of 2003 increased to approximately $594,000 from approximately $15,000 during the same period in 2002. The increase was a direct result of the recognition of interest expense due on the $400 million convertible notes issued on June 3, 2003.

          Net income (loss): We recorded net income for the six month period ended June 30, 2003 of $3.8 million compared to a net (loss) of $2.5 million during the same period of 2002. The net positive change of $6.3 million was the result of an increase in total revenues of $52.1 million, primarily due to an increase in THALOMID(R) sales of $46.0 million, offset by an increase in costs and expenses of $42.6 million, which includes interest and tax expense, and a decrease in interest and other income of $3.2 million.

          Liquidity and capital resources: Since inception, we have financed our working capital requirements primarily through product sales, private and public sales of our debt and equity securities, income earned on the investment of proceeds from the sale of such securities and revenue from research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net product sales totaling approximately $404.9 million through June 30, 2003. On June 3, 2003, we issued convertible notes to institutional investors in the amount of $400.0 million. Proceeds to the Company from the transaction, net of debt issue costs, were approximately $388.0 million. We also received $37.5 million from two separate research and license agreements during 2000 and 2001.

          Our net working capital at June 30, 2003 increased approximately 156% to $643.5 million from $251.8 million at December 31, 2002. The significant increase in working capital was primarily due to higher total cash, cash equivalents and marketable securities balances as a result of our $400 million convertible note offering, as well as significant increases in both inventory, with the addition of Alkeran(R), and trade receivables, due to the increase in THALOMID(R) sales, partially offset by increases in accounts payable and accrued expenses.

          Cash and cash equivalents increased to $512.9 million in the first six months of 2003 from $85.5 million at December 31, 2002 while investments in marketable debt securities decreased to $137.2 million from $175.7 million in the same period. Total cash, cash equivalents and marketable securities increased by approximately $388.9 primarily as a result of the $400 million convertible note offering on June 3, 2003.

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

Contractual Obligations

          Our major outstanding contractual obligations relate primarily to our operating (facilities) leases, our Alkeran(R) purchase commitments and our convertible note issuance.

          We lease a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2007 with two five-year renewal options, a 29,000-square foot facility which has a term ending in July 2010 with two five-year renewal options, an 11,400-square foot facility with a term ending in June 2005 with a five-year renewal option and a 7,200-square foot facility with a term ending in June 2005 with a five-year renewal option. Monthly rental expenses for these facilities are approximately $87,000. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party that has a term ending in March 2009 with two five-year renewal options. Monthly rental expenses for this facility are approximately $40,500.

          In December 2001, we entered into another lease to consolidate our San Diego operations into one building. The 78,200-square foot laboratory and office facility in San Diego, California was leased from an unaffiliated party and has a term ending in August 2012. Monthly rental expenses for this facility are approximately $172,000.

          The three leases for the 44,000-square feet of San Diego laboratory and office space recently vacated by us are coterminous and end in December 2003. On July 3, 2003, one of the three leases was terminated and we received a lease termination payment from the landlord. Under the remaining two leases, we reimburse the landlord for taxes, insurance and operating costs associated with the properties and have an outstanding letter of credit for $150,000 in favor of the landlord that is fully collateralized by cash. Upon transferring our operations to the new facility, the 2003 lease obligations and remaining unamortized leasehold improvements for the vacated properties were taken as a charge to earnings in the fourth quarter of 2002.

          Upon completion of the acquisition of Anthrogenesis on December 31, 2002, we assumed 2 separate leases in the existing facility for office and laboratory space in Cedar Knolls, New Jersey. The leases are for a combined space of approximately 15,000 square feet with a monthly rental expense of approximately $10,000. Both leases have original five year terms with one expiring in 2004 and one expiring in 2007 with a five year renewal option. In November 2002, Anthrogenesis entered into a lease for an additional 11,000 square feet of laboratory space in Baton Rouge, Louisiana. The lease has a five year term with a three year renewal option. Monthly rental expense for this facility is approximately $7,500. In May 2003, we entered into a third lease in Cedar Knolls for an additional 5,300-square foot facility for office and laboratory space which has a term ending in May 2008 with a five-year renewal option. Monthly rental expense for this facility is approximately $7,000.

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

          On June 3, 2003, we issued to institutional investors unsecured convertible notes in the amount of $400,000,000. The notes have a five year term and a coupon rate of 1.75% with interest payable on a semi-annual basis. The notes have a conversion rate of $48.45 per share, which represents a 50% premium to the closing price of our common stock on May 28, 2003. The debt issue costs related to these notes were approximately $12.2 million and are being amortized over five years. The debt issue costs are classified under "Other Assets" on our balance sheet. Under the terms of the Purchase Agreement, the note holders can convert the notes into common shares at any time at the conversion price, and also have the right to require the Company to redeem the notes prior to maturity in the event of a "fundamental change", as defined within the Agreement. At June 30, 2003, the notes could be converted into 8,255,920 common shares. We are required to register the notes and common stock issuable upon conversion with the Securities and Exchange Commission, and to use reasonable best efforts to keep it effective for the defined period. We may not merge or transfer substantially all assets, as defined, unless certain conditions are met.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our holdings of financial instruments are comprised of commercial paper, U.S. government and corporate securities. These financial instruments may be classified as securities available for sale and carried at fair value or held to maturity and carried at amortized cost depending upon our intent. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported as a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income and other income. We do not use financial derivatives for investment or trading purposes. As of June 30, 2003, all securities have been classified as available for sale.

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

The table below presents the principal amounts and related weighted average interest rates by year of maturity for our investment portfolio as of June 30, 2003:

                                                                                    2008 and
                      2003         2004        2005         2006         2007        beyond        Total      Fair Value
                    --------     --------    --------     --------     --------     --------     --------     ----------
(in Thousands $)
Fixed Rate          $    450     $     --    $ 20,510     $ 59,345     $ 14,500     $ 20,275     $115,080     $125,484
Average Interest
  Rate                  4.63%          --        8.08%        6.74%        4.71%        7.94%        7.15%
Variable Rate             --           --          --           --           --     $ 12,000     $ 12,000     $ 11,750
Average Interest
  Rate                    --           --          --           --           --         5.72%        8.00%
                    --------     --------    --------     --------     --------     --------     --------     --------
Total               $    450     $     --    $ 20,510     $ 59,345     $ 14,500     $ 32,275     $127,080     $137,234
                    --------     --------    --------     --------     --------     --------     --------     --------

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of June 30, 2003, are effective.

(b) Changes in Internal Controls. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - None

Item 2. - None

Item 3. - None

Item 4. - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 10, 2003. At this meeting stockholders of the Company were asked to vote for the election of directors, to amend and restate the 1998 Stock Incentive Plan (known prior to April 23, 2003 as the 1998 Long-Term Incentive Plan) to increase the number of shares that may be subject to awards granted thereunder from 8,500,000 to 12,500,000 and to authorize the award of certain performance-based awards, and to consider and act upon a proposal to confirm the appointment of KPMG LLP as the independent certified public accountants of the Company for the current fiscal year. All nominated directors were elected, the amendment to the 1998 Stock Incentive Plan was approved, and the proposal regarding the appointment of auditors was approved. The election of directors and the proposals were approved by the following votes:

A. Election of Directors:

     Name                                               Number of Shares
     ----                                 -----------------------------------------------

                                             For              Withheld          Abstained
     John W. Jackson                      71,394,285           473,018              --
     Sol J. Barer, Ph.D.                  71,763,995           103,308              --
     Robert J. Hugin                      71,764,145           103,158              --
     Jack L. Bowman                       71,274,972           592,331              --
     Frank T. Cary                        71,274,372           592,931              --
     Michael D. Casey                     71,488,040           379,263
     Arthur Hull Hayes, Jr.,M.D.          71,484,145           383,158              --
     Gilla Kaplan, Ph.D.                  71,487,890           379,413              --
     Richard C.E. Morgan                  71,275,272           592,031              --
     Walter L. Robb, Ph.D.                71,530,882           336,421              --

B. Amendment of 1998 Stock Incentive Plan:

                                                          Number of Shares
                                          -----------------------------------------------

                                              For              Against          Abstained
                                              ---              -------          ---------
                                          60,544,425          11,172,807         150,071


C. Appointment of Auditors:

                                                          Number of Shares
                                          -----------------------------------------------

                                             For               Against          Abstained
                                             ---               -------          ---------
                                          71,380,327             430,483          56,493

Item 5.-- Other Information:

None

Item 6. (a)  Exhibits


10.1 Securities Purchase Agreement dated as of April 8, 2003 between the Company and Pharmion Corporation in connection with the purchase by the Company of Pharmion's Senior Convertible Promissory Note in the principal amount of $12,000,000.

10.2   Pharmion Corporation Senior Convertible Promissory Note.

10.3 Warrant to Purchase an aggregate of 1,454,545 shares of common stock of Pharmion Corporation.

10.4 Purchase Agreement dated May 28, 2003 between the Company and Morgan Stanley & Co. Incorporated, as Initial Purchaser, in connection with the purchase of $400,000,000 principal amount of the Company's 1 3/4% Convertible Note Due 2008.

10.5 Indenture dated as of June 3, 2003 between the Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 dated August 14, 2003).

10.6 Registration Rights Agreement dated as of June 3, 2003 between the Company, as Issuer, and Morgan Stanley & Co. Incorporated, as Initial Purchaser (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 dated August 14, 2003).

10.7   Form of 1 3/4% Convertible Note Due 2008 (incorporated by reference to
       Exhibit 4.1 of the Company's Registration Statement of Form S-3 dated August 14, 2003).

31.1   Certification by the Company's Chief Executive Officer dated August 14,
       2003.

31.2   Certification by the Company's Chief Financial Officer dated August 14,
       2003.

32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2003.

32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 14, 2003.

       (b)  Reports on Form 8-K

            - Current Report on Form 8-K, Items 5 and 7(c), filed June 5, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CELGENE CORPORATION


DATE  August 14, 2003                              BY /S/Robert J. Hugin
      ---------------                                 --------------------------
                                                      Robert J. Hugin
                                                      Senior Vice President
                                                      Chief Financial Officer


DATE  August 14, 2003                              BY /s/James R. Swenson
      ---------------                                 --------------------------
                                                      James R. Swenson
                                                      Controller
                                                      (Chief Accounting Officer)