Form 10-Q
period 2003-09-30
CELGENE CORP /DE/
filed 2003-11-14
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132

                               CELGENE CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                        Delaware                     22-2711928
           ----------------------------------  ----------------------
            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)       Identification
                                                  Number)

            7 Powder Horn Drive, Warren, NJ            07059
           ----------------------------------          -----
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

At November 12, 2003, 81,237,320 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I           FINANCIAL INFORMATION


  Item I         Unaudited Consolidated Financial Statements

                 Consolidated Statements of Operations
                 - Three and Nine Month Periods Ended September 30,        3
                     2003 and 2002

                 Consolidated Balance Sheets
                 as of September 30, 2003 and December 31, 2002            4

                 Consolidated Statements of Cash Flows
                 - Nine Month Periods Ended September 30, 2003 and 2002    5

                 Notes to Unaudited Consolidated Financial Statements      7

  Item 2         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       18

  Item 3         Quantitative and Qualitative Disclosures About
                 Market Risk                                               28

  Item 4         Controls and Procedures                                   29


PART II          OTHER INFORMATION                                         30

  Item 6         (a) Exhibits                                              30

                 (b) Reports on Form 8-K                                   30

                 Signatures                                                31

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
        ---------------------------------


                             CELGENE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTH PERIOD ENDED         NINE MONTH PERIOD ENDED

                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                             ---------------------------     ---------------------------
                                                  2003             2002            2003            2002
                                                  ----             ----            ----            ----
REVENUE:

 PRODUCT SALES                               $     65,587    $     30,896    $    173,888    $     88,893
 COLLABORATIVE AGREEMENTS AND OTHER REVENUE         6,066           1,556           9,453           6,442
 ROYALTY REVENUE                                    2,679           1,806           7,366           3,238
                                             ------------    ------------    ------------    ------------
  TOTAL REVENUE                                    74,332          34,258         190,707          98,573
                                             ------------    ------------    ------------    ------------
EXPENSES:

 COST OF GOODS SOLD                                13,639           4,429          29,909          12,203
 RESEARCH AND DEVELOPMENT                          33,270          20,549          89,095          57,584
 SELLING, GENERAL AND ADMINISTRATIVE               26,517          15,738          75,229          50,154
                                             ------------    ------------    ------------    ------------
  TOTAL EXPENSES                                   73,426          40,716         194,233         119,941
                                             ------------    ------------    ------------    ------------
OPERATING INCOME (LOSS)                               906          (6,458)         (3,526)        (21,368)

OTHER INCOME AND EXPENSE:
 INTEREST AND OTHER INCOME                          6,439           5,432          15,654          17,820
 INTEREST EXPENSE                                   2,674              11           3,266              26
                                             ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE TAXES                          4,671          (1,037)          8,862          (3,574)

INCOME TAXES                                          378            --               723            --
                                             ------------    ------------    ------------    ------------
NET INCOME (LOSS)                            $      4,293    $     (1,037)   $      8,139    $     (3,574)
                                             ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE:
 BASIC                                       $       0.05    $      (0.01)   $       0.10    $      (0.05)
                                             ============    ============    ============    ============
 DILUTED                                     $       0.05    $      (0.01)   $       0.10    $      (0.05)
                                             ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK UTILIZED TO CALCULATE NET
    INCOME (LOSS) PER COMMON SHARE:
   BASIC                                       81,047,000      78,583,000      80,760,000      76,872,000
                                             ============    ============    ============    ============
   DILUTED                                     86,329,000      78,583,000      85,214,000      76,872,000
                                             ============    ============    ============    ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                                  ------------------   -----------------
                                                                      (UNAUDITED)
ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                                            $    313,195        $     85,475
   MARKETABLE SECURITIES AVAILABLE FOR SALE                                  347,680             175,707
   ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF $1,225 AND $1,020
     AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002, RESPECTIVELY                29,924              17,659
   INVENTORY                                                                   8,426               4,806
   OTHER CURRENT ASSETS                                                       13,181              12,449
                                                                        ------------        ------------
      TOTAL CURRENT ASSETS                                                   712,406             296,096

   PLANT AND EQUIPMENT, NET                                                   22,341              19,600
   INTANGIBLE ASSETS, NET                                                      2,774               3,010
   GOODWILL                                                                    2,771               2,973
   OTHER ASSETS                                                               32,639               5,608
                                                                        ------------        ------------
      TOTAL ASSETS                                                      $    772,931        $    327,287
                                                                        ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   ACCOUNTS PAYABLE                                                     $     16,633        $     16,516
   ACCRUED EXPENSES                                                           45,609              26,976
   CURRENT PORTION OF DEFERRED REVENUE                                           688                 109
   CURRENT PORTION OF CAPITAL LEASES AND NOTE OBLIGATION                          52                  86
   OTHER CURRENT LIABILITIES                                                   1,433                 599
                                                                        ------------        ------------
      TOTAL CURRENT LIABILITIES                                               64,415              44,286

   LONG TERM CONVERTIBLE NOTE                                                400,000                --
   DEFERRED REVENUE,NET OF CURRENT PORTION                                     1,005               1,390
   CAPITALIZED LEASES AND NOTE OBLIGATION, NET OF CURRENT PORTION                 96                  40
   OTHER NON-CURRENT LIABILITIES                                               7,088               4,873
                                                                        ------------        ------------

      TOTAL LIABILITIES                                                      472,604              50,589
                                                                        ------------        ------------

STOCKHOLDERS' EQUITY:

   PREFERRED STOCK, $.01 PAR VALUE PER SHARE,
      5,000,000 AUTHORIZED; NONE OUTSTANDING AT
      SEPTEMBER 30, 2003 AND DECEMBER 31, 2002                                  --                  --
   COMMON STOCK, $.01 PAR VALUE PER SHARE
      120,000,000 SHARES AUTHORIZED;
      ISSUED AND OUTSTANDING 81,186,051 AND 80,176,713 SHARES
      AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002, RESPECTIVELY                  812                 802
   ADDITIONAL PAID-IN CAPITAL                                                604,654             591,277
   ACCUMULATED DEFICIT                                                      (314,228)           (322,367)
   NOTES RECEIVABLE FROM STOCKHOLDERS                                           --                   (42)
   ACCUMULATED OTHER COMPREHENSIVE INCOME                                      9,089               7,028
                                                                        ------------        ------------
      TOTAL STOCKHOLDERS' EQUITY                                             300,327             276,698
                                                                        ------------        ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $    772,931        $    327,287
                                                                        ============        ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                   NINE MONTH PERIOD ENDED
                                                                         SEPTEMBER 30,
                                                                   2003                2002
                                                              ------------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                             $     8,139         $    (3,574)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
  PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION OF LONG-TERM ASSETS               6,142               4,808
    RECOVERY FOR ACCOUNTS RECEIVABLE ALLOWANCES                       (34)                 (1)
    REALIZED GAIN ON MARKETABLE SECURITIES AVAILABLE
       FOR SALE                                                    (6,096)             (4,284)
    NON-CASH STOCK-BASED COMPENSATION                                 593               1,375
    AMORTIZATION OF PREMIUM/DISCOUNT ON MARKETABLE
       SECURITIES AVAILABLE FOR SALE, NET                             312                 303
    AMORTIZATION OF DEBT ISSUANCE COST                                812                --
    SHARES ISSUED FOR EMPLOYEE BENEFIT PLANS                        2,775                 966
CHANGE IN CURRENT ASSETS AND LIABILITIES:
   INCREASE IN ACCOUNTS RECEIVABLE                                (12,231)               (177)
   INCREASE IN INVENTORY                                           (3,620)             (1,770)
   INCREASE IN OTHER OPERATING ASSETS                              (5,115)             (3,409)
   INCREASE IN ACCOUNTS PAYABLE AND
      ACCRUED EXPENSES                                             22,002               1,514
   INCREASE (DECREASE) IN DEFERRED REVENUE                            193              (3,431)
                                                              -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                13,872              (7,680)
                                                              -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                               (7,783)             (9,446)
INVESTMENT IN CONVERTIBLE NOTES                                   (12,000)               --
INCREASE IN NOTES RECEIVABLE                                         --                (8,500)
PROCEEDS FROM SALES AND MATURITIES OF MARKETABLE
   SECURITIES AVAILABLE FOR SALE                                   91,702             116,385
PURCHASES OF MARKETABLE SECURITIES
   AVAILABLE FOR SALE                                            (255,831)            (40,116)
                                                              -----------         -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (183,912)             58,323
                                                              -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
PROCEEDS FROM EXERCISE OF COMMON STOCK
   OPTIONS AND WARRANTS                                            10,018               3,411
PROCEEDS FROM CONVERTIBLE NOTE                                    400,000                --
DEBT ISSUANCE COST                                                (12,212)               --
PROCEEDS FROM NOTES RECEIVABLE FROM STOCKHOLDERS                       42                --
REPURCHASE OF EMPLOYEE STOCK OPTIONS                                 --                    (2)
REPAYMENT OF CAPITAL LEASE AND NOTE OBLIGATIONS                       (88)               (542)
                                                              -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         397,760               2,867
                                                              -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         227,720              53,510

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   85,475              47,141
                                                              -----------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   313,195         $   100,651
                                                              ===========         ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                             (THOUSANDS OF DOLLARS)

                                                                NINE MONTH PERIOD ENDED
                                                                      SEPTEMBER 30,
                                                                 2003             2002
                                                           ---------------    -------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITY:

CHANGE IN NET UNREALIZED GAIN(LOSS) ON
   MARKETABLE SECURITIES AVAILABLE FOR SALE                $       2,061      $     (2,319)
                                                           =============      ============

CONVERSION OF CONVERTIBLE NOTES                            $        --        $     11,714
                                                           =============      ============

EQUIPMENT ACQUISITIONS ON CAPITAL LEASES                   $         110      $       --
                                                           =============      ============

DEFERRED COMPENSATION RELATING TO STOCK OPTIONS            $        --        $        294

                                                           =============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID                                              $         123      $         26
                                                           =============      ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


1.  Organization and Basis of Presentation
    --------------------------------------

          Celgene Corporation and subsidiaries ("Celgene" or the "Company") is an integrated biopharmaceutical company engaged primarily in the discovery, development and commercialization of novel therapies for the treatment of cancer and inflammatory diseases through gene and protein regulation.

          The unaudited consolidated financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in complete consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10K.

          Interim results may not be indicative of the results that may be expected for the year. In the opinion of management, all adjustments considered necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.  Earnings Per Share
    ------------------

         Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise.

         The assumed conversion of all potentially dilutive common shares is not included in the diluted loss per share computation for the three and nine month periods ended September 30, 2002, since the Company recognized a net loss for those periods and including potentially dilutive common shares in the diluted earnings per share computation when there is a net loss will result in an anti-dilutive per share amount. The potential common shares related to the convertible notes issued June 3, 2003 (see Note 5) were anti-dilutive and were excluded from the diluted earnings per share computation for the three and nine month periods ended September 30, 2003.

         At September 30, 2003 and 2002, there were an aggregate of 11,132,159 and 9,768,103 potential common shares, respectively, excluded from the diluted earnings per share computation because their inclusion would have had an anti-dilutive effect on earnings (loss) per share.

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


         The following represents the weighted average number of common shares outstanding used in the basic and diluted earnings (loss) per share calculation for the three and nine month periods ended September 30, 2003 and 2002:

                                                                 Three month period ended
                                                         September 30, 2003    September 30, 2002
                                                         ------------------    ------------------
Weighted average number of shares of common stock
outstanding - basic                                            81,047,000          78,583,000

Effect of dilutive securities:
------------------------------
Assumed exercise of stock options,
 warrants and restricted stock                                  5,282,000                --
                                                               ----------          ----------
Weighted average number of shares of common stock and
dilutive potential common stock outstanding                    86,329,000          78,583,000
                                                               ==========          ==========

                                                                 Nine month period ended
                                                         September 30, 2003    September 30, 2002
                                                         ------------------    ------------------
Weighted average number of shares of common stock
outstanding - basic                                            80,760,000          76,872,000

Effect of dilutive securities:
------------------------------
Assumed exercise of stock options,
 warrants and restricted stock                                  4,454,000                --
                                                               ----------          ----------

Weighted average number of shares of common stock and
dilutive potential common stock outstanding                    85,214,000          76,872,000
                                                               ==========          ==========


3.  New Accounting Pronouncement
    ----------------------------

         In May 2003, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. The adoption of EITF 00-21 did not impact the Company's consolidated financial position or results of operations, but could affect the timing or pattern of revenue recognition for future collaborative research and/or license agreements.

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


4.  Anthrogenesis Acquisition
    -------------------------

         On December 31, 2002, the Company completed the acquisition of Anthrogenesis Corp., which now operates as Celgene Cellular Therapeutics, for an aggregate purchase price of approximately $60.0 million. Anthrogenesis is an early-stage biotherapeutics company delivering stem cell therapies produced from renewable human placental sources/materials. The Company acquired Anthrogenesis to realize the substantial therapeutic and commercial potential of placental stem cells through its commercial and developmental infrastructure. The acquisition was accounted for using the purchase method of accounting for business combinations.

         The following unaudited pro forma information presents a summary of consolidated results of operations for the three and nine month periods ended September 30, 2002 as if the acquisition of Anthrogenesis had occurred on January 1, 2002. The unaudited pro forma net loss and net loss per share amounts for the nine month period ended September 30, 2002 include a charge for in-process research and development of approximately $55.7 million, which was expensed at the acquisition date, and the pro forma amounts for the three and nine month periods ended September 30, 2002 also include an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition. The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods. Anthrogenesis' results of operations included in the following pro forma financial information are derived from their unaudited financial statements for the three and nine month periods ended September 30, 2002 and have been adjusted, where appropriate, to present their financial position and results of operations in accordance with accounting principles generally accepted in the United States.

                                    Pro Forma                Pro Forma
                                Three Months Ended       Nine Months Ended
                                September 30, 2002      September 30, 2002
                              ---------------------    ---------------------

     Total revenues                  $35,052                 $100,466
     Net (loss)                     ($ 2,573)                ($65,224)
     Net (loss) per share            $ (0.03)                $ (0.85)


5.  Convertible Notes
    -----------------

         On June 3, 2003, the Company issued $400 million of unsecured convertible notes to institutional investors. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003. The notes have a conversion rate of $48.45 per share, which represents a 50% premium to the closing price of the Company's common stock

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


on May 28, 2003. The debt issuance costs related to these notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the Consolidated Balance Sheet and are being amortized over five years. Under the terms of the Purchase Agreement, the note holders can convert the notes into 8,255,920 common shares at any time at the conversion price, and also have the right to require the Company to redeem the notes prior to maturity in the event of a "fundamental change", as defined within the Agreement. The Company is required to register the notes and common stock issuable upon conversion with the Securities and Exchange Commission, and to use reasonable best efforts to keep it effective for the defined period. The Company may not merge or transfer substantially all assets, as defined, unless certain conditions are met.


6.  Marketable Securities Available for Sale
    ----------------------------------------

         The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type at September 30, 2003 and December 31, 2002 were as follows:

                                                                 Gross                 Gross                 Estimated
  September 30, 2003                      Amortized           Unrealized            Unrealized                  Fair
                                            Cost                 Gain                  Loss                    Value
                                       ----------------     ----------------    --------------------     -------------------
  Government agency mortgage
   obligations                            $    200,623          $     1,722           $       (281)           $     202,064
  Government agency bonds                          150                 --                     --                        150
  Corporate debt
   securities                                  137,818                8,066                   (418)                 145,466
                                       ----------------     ----------------    --------------------     -------------------
  Total                                   $    338,591          $     9,788           $       (699)           $     347,680
                                       ================     ================    ====================     ===================

                                                              Gross              Gross                Estimated
  December 31, 2002                      Amortized          Unrealized         Unrealized               Fair
                                           Cost                Gain               Loss                  Value
                                       --------------     --------------    -----------------     ----------------
  Government agency bonds and notes     $        704        $         7        $      --            $         711
  Corporate debt
  securities                                 167,975              9,429              (2,408)              174,996
                                       --------------     --------------    -----------------     ----------------
  Total                                 $    168,679        $     9,436        $     (2,408)        $     175,707
                                       ==============     ==============    =================     ================


7.  Inventory
    ---------

          Inventory consisted of the following:

                                                        September 30,                December 31,
                                                             2003                        2002
                                                      -----------------           ------------------
          Raw materials                                         $2,918                      $2,681
          Work in process                                        1,479                         555
          Finished goods                                         4,029                       1,570
                                                      -----------------           ------------------
               Total                                            $8,426                      $4,806
                                                      =================           ==================

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


8.  Stock Based Compensation
    ------------------------

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed stock option plans. As such, compensation expense is recorded on the date of grant only if the current market price of the Company's stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended, establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted under SFAS 123, the Company has elected to continue applying the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS 123, as amended.

         When the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company records deferred compensation for the difference and amortizes such amounts to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at fair value as determined in accordance with SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and expensed over the related vesting period.

         The following table illustrates the effect on net income (loss) and net income (loss) per share as if the fair-value-based method under SFAS 123 had been applied:

                                                                   Three Month Period Ended
                                                                        September 30,
                                                                  2003                2002
                                                             --------------        ------------
       Net income (loss) applicable to common stockholders:
          As reported                                        $       4,293      $       (1,037)
          Add stock-based employee compensation
           expense included in reported net income
           (loss)                                                       63                 374
          Deduct total stock-based employee
           compensation expense determined under
           fair-value-based method for all awards                   (4,873)             (4,754)
                                                             --------------     --------------
          Pro forma                                          $        (517)     $       (5,417)
                                                             ==============     ==============
       Net income(loss) per common share:

          Basic, as reported                                 $        0.05      $        (0.01)
          Basic, pro forma                                   $       (0.01)     $        (0.06)
          Diluted, as reported                               $        0.05      $        (0.01)
          Diluted, pro forma                                 $       (0.01)     $        (0.06)

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)

                                                                  Nine Month Period Ended
                                                                       September 30,
                                                                2003                 2002
                                                           -------------        --------------
    Net income (loss) applicable to common stockholders:
          As reported                                      $       8,139        $       (3,574)
          Add stock-based employee compensation
           expense included in reported net income
           (loss)                                                    187                 1,288
          Deduct total stock-based employee
           compensation expense determined under
           fair-value-based method for all awards                (13,812)              (15,296)
                                                           -------------        --------------
          Pro forma                                        $      (5,486)       $      (17,582)
                                                           =============        ==============
       Net income(loss) per common share
          Basic, as reported                               $        0.10        $        (0.05)
          Basic, pro forma                                 $       (0.07)       $        (0.23)
          Diluted, as reported                             $        0.10        $        (0.05)
          Diluted, pro forma                               $       (0.07)       $        (0.23)

         The pro forma effects on net income (loss) per common share for the periods ended September 30, 2003 and 2002 may not be representative of the pro forma effects in future years since compensation cost is allocated on a straight-line basis over the vesting periods of the grants, which extends beyond the reported years.

         The weighted-average fair value per share was $10.39 and $8.13 for stock options granted in the nine month periods ended September 30, 2003 and 2002, respectively. The company estimated the fair values of each option grant on their respective grant dates using the Black-Scholes option pricing model based on the following assumptions:

                                                          Three Month Period Ended
                                                                 September 30,
                                                            2003               2002
                                                     -----------------    --------------
         Risk-free interest rate                                2.10%             2.14%
         Expected stock price volatility                          42%               58%
         Expected term until exercise (years)                    3.1               3.2
         Expected dividend yield                                   0%                0%

                                                           Nine Month Period Ended
                                                                 September 30,
                                                            2003              2002
                                                     -----------------    --------------
         Risk-free interest rate                                2.00%             2.02%
         Expected stock price volatility                          45%               58%
         Expected term until exercise (years)                    2.8               2.9
         Expected dividend yield                                   0%                0%

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


9.  Intangible Assets
    -----------------

         The Company's intangible assets relate to its December 31, 2002 acquisition of Anthrogenesis Corporation (see Note 3), and are amortized over their estimated useful lives. The gross carrying amount and accumulated amortization, by major intangible asset class at September 30, 2003 was as follows:

                                                     Gross                                      Intangible
                                                    carrying             Accumulated              assets,
                                                     amount              amortization               net
                                               ----------------      ------------------     ------------------
  Supplier relationships                    $          710            $      106             $      604
  Customer lists                                     1,700                    85                  1,615
  Technology                                           600                    45                    555
                                               ----------------      ------------------     ------------------

    Total                                   $        3,010            $      236             $    2,774
                                               ================      ==================     ==================

         Amortization of acquisition intangibles for the three and nine month periods ended September 30, 2003 was $79 and $237, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $315 per year.

         The amount assigned to goodwill in connection with the Anthrogenesis acquisition was initially recorded at $2,973. Since the acquisition, goodwill has decreased to $2,771 due to adjustments made to the estimated liabilities assumed. Additional adjustments to the purchase price allocation, including estimated assumed liabilities, may still be required. Goodwill has been allocated to the Company's Stem Cell Therapy segment and in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," is not amortized, but rather is reviewed at least annually for impairment.

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


10. Comprehensive Income(Loss)
    --------------------------

         The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine month periods ended September 30, 2003 and 2002 were as follows:

                                              Three Month Period Ended
                                                   September 30,
                                       -------------------------------------
                                               2003              2002
                                       -------------------------------------

Net income (loss)                           $ 4,293           $(1,037)
Other comprehensive income (loss):
Change in net unrealized gains on
   available-for-sale investments             1,405             6,287
Less: reclassification adjustment
   for gains included in net
   income(loss)                              (1,851)           (1,506)
                                       ---------------     ---------------
Net unrealized income(loss) on
   available-for-sale investments              (446)            4,781
                                       ---------------     ---------------

Total comprehensive income                  $ 3,847           $ 3,744
                                       ===============     ===============


                                               Nine Month Period Ended
                                                    September 30,
                                       -------------------------------------
                                               2003              2002
                                       -------------------------------------
Net income (loss)                           $  8,139           $ (3,574)
Other comprehensive income (loss):
Change in net unrealized gains on
   available-for-sale investments              8,157              1,965
Less: reclassification adjustment
   for gains included in net
   income(loss)                               (6,096)            (4,284)
                                       ---------------     ---------------
Net unrealized income(loss) on
   available-for-sale investments              2,061             (2,319)
                                       ---------------     ---------------

Total comprehensive income(loss)            $ 10,200           $ (5,893)
                                       ===============     ===============


11. Stockholders' Equity
    --------------------

Deferred Compensation Expense

         Prior to the Company's merger with Signal Pharmaceuticals, Inc.,
Signal recorded an aggregate of approximately $9.4 million of deferred compensation for stock options granted from 1997 through 2000, representing the difference between the option exercise price and the estimated fair value of the underlying stock for financial statement presentation purposes. The deferred compensation was being amortized over the vesting period of the options, and as of December 31, 2002, the Company had

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


recorded as expense or reversed the full amount of the $9.4 million of deferred compensation. Approximately $311 and $1,100 of expense was recorded during the three and nine month periods ended September 30, 2002, respectively. Upon the termination of certain employees and consultants, the Company reversed approximately $1.1 million of unamortized deferred compensation relating to their unvested options through December 2002.

         The Company recorded compensation expense relating to stock options and warrants issued to consultants, advisors or financial institutions and other stock-based compensation of approximately $188 and $74 for the three month periods ended September 30, 2003 and 2002, respectively and approximately $406 and $87 for the nine month periods ended September 30, 2003 and 2002, respectively.

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

Rights Plan

        On August 13, 2003, the Company amended the Rights Agreement, dated September 16, 1996, as amended, to permit a qualified institutional investor to beneficially own up to 17% of the Company's common stock outstanding without being deemed an Acquiring Person, if such institutional investor meets certain requirements.

12. Segments
    --------

         Effective with the acquisition of Anthrogenesis on December 31, 2002, the Company operates in two business segments - human pharmaceuticals and stem cell therapies. Expenses incurred at the consolidated level are included in the results of the human pharmaceuticals segment. Revenues and income (loss) before taxes by segment for the three and nine months ended September 30, 2003 were as follows:

                                                 Three Months             Nine Months
                                                    Ended                    Ended
                                             September 30, 2003        September 30, 2003
                                          ----------------------    ----------------------
      Revenues:
      ---------
      Human pharmaceuticals               $              73,827     $             188,157
      Stem cell therapies                                   505                     2,550
                                          ----------------------    ----------------------

           Total                          $              74,332     $             190,707
                                          ======================    ======================

      Income(loss)before taxes:
      -------------------------
      Human pharmaceuticals               $               9,477     $              19,701
      Stem cell therapies                                (4,806)                  (10,839)
                                          ----------------------    ----------------------

           Total                          $               4,671     $               8,862
                                          ======================    ======================

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


13. Distribution Agreement
    ----------------------

         On March 31, 2003, the Company entered into a distribution and supply agreement with GlaxoSmithKline ("GSK") in which GSK granted to Celgene the exclusive right to market, promote, sell and distribute Alkeran (melphalan) in all dosage forms. Under the terms of the agreement, Celgene purchases Alkeran tablets and Alkeran for injection from GSK and sells and distributes the products in the United States under Celgene's label. The agreement requires Celgene to purchase certain minimum quantities each year of the initial three-year term of the agreement under a take-or-pay arrangement, which aggregates $56.6 million over such period.

14. Pharmion Agreements
    -------------------

         In April 2003, the Company entered into an Amendment to the License Agreement, dated November 16, 2001, with Pharmion Corporation whereby Pharmion has agreed to provide the Company an aggregate of $8 million in research funding for the further clinical development of THALOMID(R) during the period commencing on the date of the agreement and ending December 31, 2005. The research funding will consist of three installments of $1 million each, payable upon execution of the agreement, September 30, 2003 and December 31, 2003, four quarterly installments of $750,000 each in 2004 and four quarterly installments of $500,000 each in 2005. The Company received the first two installments totaling $2 million, which was recognized as collaborative agreement revenue.

         In April, 2003, the Company entered into a Securities Purchase Agreement with Pharmion Corporation whereby Celgene purchased for $12 million a Senior Convertible Promissory Note (the "Note") with a principal amount of $12 million, and a warrant with a five year term to purchase up to 363,636 shares of Pharmion's common stock at a purchase price of $11.00 per share, adjusted for Pharmion's recent four-for-one reverse stock split. The Note has a term of five years with an annual interest rate of 6% compounded semi-annually. The Note has a conversion price of $11.00 per share of Common Stock and is automatically convertible into common stock under certain conditions. The Note is classified under "Other Assets" in the Company's balance sheet.

15. Termination Agreement
    ---------------------

         In October 2002, the Company entered into an agreement with Cell Pathways, Inc. for the co-promotion of GelclairTM, primarily in the U.S. oncology market. Subsequently, on June 12, 2003, the Company entered into an agreement with OSI Pharmaceuticals Inc., which acquired Cell Pathways, Inc. in June 2003, to terminate the aforementioned agreement. The effective date of the termination agreement is July 1, 2003 and under that agreement, the Company received $3.0 million in July 2003, upon the transfer of promotional materials as specified in the agreement, and will receive an additional $3.0 million on the first anniversary of the effective date assuming the Company successfully provides the transitional

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2003
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


services through December 31, 2003, as defined in the agreement. The aggregate revenue of $6.0 million is being recognized as collaborative agreement revenue on a straight-line basis over the six-month service period ending December 31, 2003. Under the agreement, the Company may also receive a milestone payment upon the achievement of a specified amount of Gelclair net sales.

PART 1 - FINANCIAL INFORMATION
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations
---------------------

Three month period ended September 30, 2003 vs.
Three month period ended September 30, 2002
-------------------------------------------

         Total revenue: Total revenue for the three month period ended September 30, 2003 increased approximately 117% to $74.3 million compared with $34.3 million in the same period of 2002. Total revenue in the 2003 period consisted of: product sales of approximately $65.6 million, which included THALOMID(R) sales of $57.6 million, Alkeran(R) sales of $6.8 million and Focalin(TM) sales of $1.2 million, collaborative agreements and other revenue of approximately $6.1 million and Ritalin(R) product royalties of approximately $2.7 million. This compares with product sales of $30.9 million, which included THALOMID sales of approximately $30.5 million, Focalin sales of approximately $0.4 million, collaborative agreements and other revenue of approximately $1.6 million and Ritalin product royalties of approximately $1.8 million in the 2002 period. THALOMID sales increased approximately 89% due to the combination of price increases, increasing use by oncologists in the treatment of various types of cancer, especially first line use in multiple myeloma, and the market introduction of two new higher strength formulations during the first half of 2003. The Alkeran supply and distribution agreement with GlaxoSmithKline was executed on March 31, 2003 and sales of Alkeran began during the second quarter of 2003. Consequently, sales for this product are reflected only in the 2003 period. Focalin sales were higher in the 2003 period due to the timing of shipments to Novartis for their commercial distribution.

         Collaborative agreements and other revenue for the three month period ended September 30, 2003 included $3.0 million related to the agreement to terminate the Gelclair co-promotion agreement between OSI Pharmaceuticals Inc. and Celgene, $1.3 million of research and license funding received in connection with the Pharmion collaboration agreements, $1.3 million of reimbursements from Novartis for shipments of bulk raw material used in the formulation of Focalin LA and utilized in clinical studies conducted by Novartis and about $0.4 million of revenue from the Stem Cell Therapies segment, which became effective with the acquisition of Anthrogenesis on December 31, 2002. The 2002 period included about $1.3 million of revenue from the up-front payment received from Novartis Pharma AG in connection with the SERM license agreement. The increase in royalty revenue was due to higher Ritalin(R) LA sales in the 2003 period, accentuated by an increase in the royalty rate.

         Cost of goods sold: Cost of goods sold were approximately $13.6 million for the three month period ended September 30, 2003, compared with approximately $4.4 million in the same period of 2002. The increase of $9.2 million, or 208% was primarily due to increased sales volumes of THALOMID during 2003, the introduction of Alkeran in 2003 and to a lesser extent, higher Focalin sales. Cost of goods sold, as a percentage of product sales was approximately 21% for the three month period ended September 30, 2003, compared with approximately 14% in the 2002 period. The increase was primarily due to the introduction of Alkeran, which has a much higher cost structure than THALOMID and to a lesser extent, higher Focalin sales, which also has a higher cost structure than THALOMID. Partially offsetting these increases were higher profit margins on THALOMID sales in 2003 due to price increases initiated during the year. Focalin actual cost of goods sold were lower than the standard cost for both the 2003 and 2002 periods as some manufacturing costs incurred prior to Focalin's approval in November 2001 were expensed as research and development expenses. Focalin actual costs will continue to be lower than standard costs until the product previously expensed is completely sold.

         Research and development expenses: Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, and allocated facilities charges such as building rent and utilities. Research and development expenses for the three month period ended September 30, 2003 increased 62% to approximately $33.3 million from $20.5 million in the 2002 period. During the 2003 period, approximately $22.7 million was spent on THALOMID and its follow on compounds, the IMiDs(R) and SeLCIDs(TM), primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses, approximately $9.1 million was spent in gene regulation, target and drug discovery and agro-chemical programs, and approximately $1.5 million was spent on programs within the Stem Cell Therapies segment, primarily for internal headcount related personnel expenses, laboratory supplies and product development costs. As a percent of total revenue, research and development expenses were about 45% and 60% for the three month periods ended September 30, 2003 and 2002, respectively. As total revenue increases, research and development expense may continue to decrease as a percent of total revenue, however the actual dollar amount will continue to increase as earlier stage compounds are moved through the preclinical and clinical stages. Generally, the time to completion is estimated as follows:

                          Phase I -----  1-2 years
                          Phase II ----  2-3 years
                          Phase III ---  2-3 years

         Moreover, due to the significant risk factors and uncertainties inherent in preclinical tests and clinical trials associated with each of our research and development projects, the cost to complete such projects is not reasonably estimable. The data obtained from these tests and trials may be susceptible to varying interpretation that could delay, limit or prevent a project's advancement through the various stages of clinical development, which would significantly impact the costs incurred to bring a project to completion.

         Selling, general and administrative expenses: In general, selling expenses consist of salaries and benefits for sales and marketing and customer service personnel, warehousing and distribution costs, and other commercial expenses to support the sales force and the education and registration efforts underlying the S.T.E.P.S.(R) program. General and administrative expenses consist primarily of salaries and benefits, outside services for legal, insurance, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes. Selling, general and administrative expenses for the three month period ended September 30, 2003, were approximately $26.5 million, compared with $15.7 million in the same period of 2002. The increase of $10.8 million, or about 68% was primarily due to expenses of approximately $3.8 million within the Stem Cell Therapies segment, which did not exist in the 2002 period, an increase of approximately $2.6 million in commercial expenses related to the expansion of the sales and marketing organization and an increase in customer service staff and an increase of approximately $2.9 million in general administrative and medical affairs expenses. As a percent of total revenue, selling, general and administrative expenses decreased from approximately 46% in the 2002 period to approximately 36% in the 2003 period.

         Interest and other income: Interest and other income was $6.4 million for the three month period ended September 30, 2003, compared with $5.4 million in the same period of 2002. The increase was due to higher interest income as a result of higher average balances of cash, cash equivalents and marketable securities. Also, realized gains on marketable securities were $0.3 million higher in the 2003 period. Partially offsetting these increases was the impact of lower interest rates in 2003. The increase in cash, cash equivalents and marketable securities average balances was primarily due to the $400 million convertible notes issuance on June 3, 2003.

         Interest expense was approximately $2.7 million for the three month period ended September 30, 2003 and reflects interest on the $400 million convertible notes issued on June 3, 2003. Interest expense for the 2002 period was immaterial.

         Net income (loss): Net income for the three month period ended September 30, 2003 was $4.3 million, or $0.05 per diluted share, compared with a net loss of $1.0 million, or $(0.01) per diluted share for the same period of 2002. The increase was primarily due to an increase in total revenues of approximately $40.1 million, lead by an increase in THALOMID sales of $27.1 million and first-time Alkeran sales of $6.8 million, offset by an increase in operating costs and expenses of approximately $32.7 million, a decrease in other income and expense of approximately $1.7 million and an income taxes provision of $0.4, which was recorded in the 2003 period.

Nine month period ended September 30, 2003 vs.
Nine month period ended September 30, 2002
------------------------------------------

         Total revenue: Total revenue for the nine month period ended September 30, 2003 increased approximately 93% to $190.7 million compared with $98.6 million in the same period of 2002. Total revenue in 2003 period consisted of: product sales of approximately $173.9 million, which included THALOMID sales of $158.1 million, Alkeran sales of $12.8 million and Focalin sales of $2.5 million, collaborative agreements and other revenue of approximately $9.5 million and Ritalin product royalties of approximately $7.4 million. This compares with product sales of $88.9 million, which included THALOMID sales of approximately $85.1 million and Focalin sales of approximately $3.8 million, collaborative agreements and other revenue of approximately $6.4 million and Ritalin product royalties of approximately $3.2 million in the 2002 period. THALOMID sales increased approximately 86% due to the combination of price increases, increasing use by oncologists in the treatment of various types of cancer, especially first line use in multiple myeloma, and the market introduction of two new higher strength formulations during the first half of 2003. The Alkeran supply and distribution agreement with GlaxoSmithKline was executed on March 31, 2003 and sales of Alkeran began during the second quarter of 2003. Consequently, sales for this product are reflected only in the 2003 period. Focalin sales were lower in the 2003 period due to the timing of shipments to Novartis for their commercial distribution.

         Collaborative agreements and other revenue for the nine month period ended September 30, 2003 included $3.0 million related to the agreement to terminate the Gelclair co-promotion agreement between OSI Pharmaceuticals Inc. and Celgene, $2.9 million of research and license funding received in connection with the Pharmion collaboration agreements, $1.3 million of reimbursements from Novartis for shipments of bulk raw material used in the formulation of Focalin LA and utilized in clinical studies conducted by Novartis and about $2.1 million of revenue from the Stem Cell Therapies segment, which became effective with the acquisition of Anthrogenesis on December 31, 2002. The 2002 period included about $4.8 million of revenue from up-front and milestone payments received from Novartis Pharma AG in connection with the SERM license agreement, $0.9 million of license revenue from Pharmion and $0.5 million of certain other milestone payments. The increase in royalty revenue was due to higher Ritalin LA sales in the 2003 period, accentuated by an increase in the royalty rate.

         Cost of goods sold: Cost of goods sold were approximately $29.9 million for the nine month period ended September 30, 2003, compared with approximately $12.2 million in the same period of 2002. The increase of $17.7 million, or 145% was primarily due to increased sales volumes of THALOMID during 2003 and the introduction of Alkeran in 2003, partially offset by lower Focalin sales. Cost of goods sold, as a percentage of product sales was approximately 17% for the nine month period ended September 30, 2003, compared with approximately 14% in the 2002 period. The increase was primarily due to the introduction of Alkeran, which has a much higher cost structure than THALOMID, partially offset by higher profit margins on THALOMID sales in 2003 due to price increases initiated during the year and by higher 2002 sales of Focalin, which also has a higher cost structure than THALOMID. Focalin actual cost of goods sold were lower than the standard cost for both the 2003 and 2002 periods as some manufacturing costs incurred prior to Focalin's approval in November 2001 were expensed as research and development expenses. Focalin actual costs will continue to be lower than standard costs until the product previously expensed is completely sold.

         Research and development expenses: Research and development expenses for the nine month period ended September 30, 2003 increased approximately 55% to $89.1 million from $57.6 million in the 2002 period. The increase was due to the initiation of several large studies related to our clinical programs in the second half of 2002. During the 2003 period, approximately $57.6 million was spent on THALOMID and its follow on compounds, the IMiDs and SelCIDs, and Focalin, primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses, approximately $27.8 million was spent in gene regulation, target and drug discovery and agro-chemical programs, and approximately $3.7 million was spent on programs within the Stem Cell Therapies segment, primarily for internal headcount related expenses, laboratory supplies and product development costs. As a percent of total revenue, research and development expenses were approximately 47% and 58% for the nine month periods ended September 30, 2003 and 2002, respectively. As total revenue increases, research and development expense may continue to decrease as a percent of total revenue, however the actual dollar amount will continue to increase as earlier stage compounds are moved through the preclinical and clinical stages.

         Selling, general and administrative expenses: Selling, general and administrative expenses for the nine month period ended September 30, 2003, were approximately $75.2 million, compared with approximately $50.1 million in the same period of 2002. The increase of $25.1 million, or about 50% was primarily due to expenses of approximately $9.6 million within the Stem Cell Therapies segment, which did not exist in the 2002 period, an increase of approximately $7.4 million in commercial expenses related to the expansion of the sales and marketing organization and an increase in customer service staff and an increase of approximately $7.6 million in general administrative and medical affairs expenses. As a percent of total revenue, selling, general and administrative expenses decreased from approximately 51% in the 2002 period to approximately 39% in the 2003 period.

         Interest and other income: Interest and other income was $15.7 million for the nine month period ended September 30, 2003, compared with $17.8 million in the same period of 2002. The decrease was primarily due to lower interest income as a result of lower interest rates in 2003 and lower average balances of cash, cash equivalents and marketable securities, partially offset by an increase of $1.8 million in realized gains on marketable securities.

         Interest expense: Interest expense was approximately $3.3 million for the nine month period ended September 30, 2003 and reflects interest on the $400 million convertible notes issued on June 3, 2003. Interest expense for the 2002 period was immaterial.

         Net income (loss): Net income for the nine month period ended September 30, 2003 was $8.1 million, or $0.10 per diluted share, compared with a net loss of $3.6 million, or $(0.05) per diluted share for the same period of 2002. The increase was primarily due to an increase in total revenues of approximately $92.1 million, lead by an increase in THALOMID sales of $73.0 million and first-time Alkeran sales of $12.8 million, offset by an increase in operating costs and expenses of approximately $74.3 million, a decrease in other income and expense of approximately $5.4 million and an income taxes provision of $0.7, which was recorded in the 2003 period.

Liquidity and Capital Resources
-------------------------------

         Since the Company's inception, working capital requirements have been financed primarily through product sales, private and public sales of debt and equity securities, income earned on the investment of such securities and revenue from research contracts and license and milestone payments. Since its initial product launch in the third quarter of 1998, the Company has recorded net product sales totaling approximately $470.5 million through September 30, 2003. On June 3, 2003, the Company issued convertible notes to institutional investors in the amount of $400.0 million. Proceeds to the Company from the transaction, net of debt issuance costs, were approximately $387.8 million.

         Net working capital, (i.e., current assets minus current liabilities) at September 30, 2003 increased approximately 157% to $648.0 million from $251.8 million at December 31, 2002. The increase was primarily due to higher total cash, cash equivalents and marketable securities balances, as well as increases in both inventory, with the addition of Alkeran, and trade receivables, due to the increase in THALOMID sales, partially offset by an increase in accrued expenses.

         Cash and cash equivalents increased to $313.2 million at September 30, 2003 from $85.5 million at December 31, 2002 and investments in marketable securities available for sale increased to $347.7 million at September 30, 2003, from $175.7 million at December 31, 2002. The increase in cash, cash equivalents and marketable securities was primarily due to the net proceeds of $387.8 million received in connection with the $400 million convertible note offering on June 3, 2003.

         The Company expects the rate of spending to increase as a result of research and product development spending, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID and increased capital investments. Existing cash and cash equivalents and marketable securities available for sale, combined with increasing THALOMID product sales, the introduction of Alkeran and various research agreements and collaborations are expected to provide sufficient capital for our operations for the foreseeable future.

Contractual Obligations
-----------------------

         The Company's major outstanding contractual obligations relate primarily to its convertible note obligation, operating (facilities) leases and Alkeran purchase commitments.

         On June 3, 2003, the Company issued to institutional investors unsecured convertible notes in the amount of $400 million. The notes have a five year term and a coupon rate of 1.75% with interest payable on a semi-annual basis. The notes have a conversion rate of $48.45 per share, which represents a 50% premium to the closing price of the Company's common stock on May 28, 2003. The debt issuance costs related to these notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the Consolidated Balance Sheet and are being amortized over five years. Under the terms of the Purchase Agreement, the note holders can convert the notes into 8,255,920 common shares at any time at the conversion price, and also have the right to require the Company to redeem the notes prior to maturity in the event of a "fundamental change", as defined within the Agreement. The Company is required to register the notes and common stock issuable upon conversion with the Securities and Exchange Commission, and to use reasonable best efforts to keep it effective for the defined period. The Company may not merge or transfer substantially all assets, as defined, unless certain conditions are met.

         The Company leases a 44,500-square foot laboratory and office facility in Warren, New Jersey, under a lease with an unaffiliated party, which has a term ending in May 2007 with two five-year renewal options, a 29,000-square foot facility which has a term ending in July 2010 with two five-year renewal options, an 11,400-square foot facility with a term ending in June 2005 with a five-year renewal option and a 7,200-square foot facility with a term ending in June

2005 with a five-year renewal option. Monthly rental expenses for these facilities are approximately $87,000. The Company also leases an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party that has a term ending in March 2009 with two five-year renewal options. Monthly rental expenses for this facility are approximately $40,500.

         The Company leases a 78,200-square foot laboratory and office facility in San Diego, California under a lease with an unaffiliated party, which has a term ending in August 2012. Monthly rental expenses for this facility are approximately $172,000.

         The Company had leased three other facilities in San Diego, which covered 44,000-square feet of laboratory and office space. Those facilities were vacated in the fourth quarter of 2002 to consolidate the Company's San Diego operations. The leases are coterminous and end in December 2003. Upon transferring the Company's operations to the new facility, the 2003 lease obligations and remaining unamortized leasehold improvements for the vacated properties were taken as a charge to earnings in the fourth quarter of 2002. On July 3, 2003, one of the three leases was terminated and under the remaining two leases, the Company reimburses the landlord for taxes, insurance and operating costs associated with the properties and has an outstanding letter of credit for $150,000 in favor of the landlord that is fully collateralized by cash.

         In connection with the December 31, 2002 acquisition of Anthrogenesis, the Company assumed two separate leases for approximately 15,000 square feet of office and laboratory space in Cedar Knolls, New Jersey and a lease for 11,000 square feet of laboratory space in Baton Rouge, Louisiana. Monthly rental expense for the Cedar Knolls, New Jersey leases is approximately $10,000. Both leases have original five year terms with one expiring in 2004 and the other expiring in 2007, with a five year renewal option. The Baton Rouge, Louisiana lease has a five year term with a three year renewal option. Monthly rental expense for this facility is approximately $7,500. In May 2003, the Company entered into a third lease in Cedar Knolls for an additional 5,300-square foot facility for office and laboratory space which has a term ending in May 2008 with a five-year renewal option. Monthly rental expense for this facility is approximately $7,000.

         On March 31, 2003, the Company entered into a Distribution and Supply Agreement with SmithKline Beecham Corporation, d/b/a GlaxoSmithKline ("GSK") in which the Company has obtained the exclusive rights to market, promote, sell and distribute GSK's Alkeran brand products approved by the FDA. Under the terms of the agreement, the Company purchases Alkeran tablets and Alkeran for injection from GSK and sells and distributes the products in the United States under the Company's marketing label. Under the agreement, the Company is required to purchase certain minimum quantities each year of the initial three year term of the agreement under a take-or-pay arrangement, which aggregates $56.6 million over such period.

Outlook
-------

         In its October 23, 2003 earnings release, the Company set forth management's earnings estimate for full year 2003. The Company stated that, based on strong performance during the first nine months of 2003, the Company was increasing THALOMID revenue guidance to a range of $215 million to $220 million from its prior guidance of $200 million to $210 million. The 2003 revenue target for the Ritalin family of drugs remains at a range of $15 million, and at a range of $40 million and $60 million, in 2004 and 2005, respectively. The Company expects 2003 research and development expenses to be in the range of $125 million to $130 million, an increase of approximately 45%, year-over-year, as the Company aggressively accelerates spending to support multiple pivotal programs and multiple accelerated regulatory approval programs for REVIMID. The earnings goal for 2003 was stated at or slightly above the high end of the previous range of $0.10 to $0.15 per diluted share. Although management believes that the October 23, 2003 earnings projection continues to reflect the current thinking of management, there can be no assurance that sales or earnings will develop in the manner projected or if the analysis, on which the earnings projection were based, were to be redone on the date hereof that there would be no change in the guidance.

Critical Accounting Policies
----------------------------

         A "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's significant accounting policies are fully described in
Note 2 to the Consolidated Financial Statements included in the Company's 2002 Annual Report on Form 10K. The Company's critical accounting policies are disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of the Company's 2002 Annual Report on Form 10K. There have been no significant changes with respect to such accounting policies.

Cautionary Statements for Forward-Looking Information
-----------------------------------------------------

     The Management's Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under the Company's control which may cause actual results, performance and achievements of Celgene to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the results of current or pending clinical trials, actions by the FDA and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         At September 30, 2003, the Company's market risk sensitive instruments consisted of U.S. government agency mortgage obligations, U.S. government agency bonds and corporate debt securities, which have been classified as marketable securities available for sale and carried at fair value. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported as a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income. The Company has not used financial derivative instruments for investment or trading purposes.

          The Company has established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, the Company's Investment Policy specifies credit quality standards for its investments and limits the amount of credit exposure from any single issue, issuer or type of investment. The Company's investments are also subject to interest rate risk and will decrease in value if market interest rates increase. Due to the Company's limited number of foreign currency transactions, foreign exchange currency risk is minimal. The table below presents the principal amounts and related weighted average interest rates by year of maturity for the marketable securities portfolio at September 30, 2003:

                                                                                        2008 and
                         2003        2004        2005         2006          2007        beyond         Total         Fair Value
                       ----------- ----------- ------------ ------------- ----------- -------------- ------------- -------------
(in Thousands $)
Fixed Rate               $23,620     $80,220     $51,044      $104,059      $20,336     $24,737        $304,016      $323,020
Average Interest
  Rate                      2.27%       4.14%       6.66%         6.33%        6.27%       5.67%           5.43%
Variable Rate               --          --           --           --           --       $27,150        $ 27,150      $ 24,660
Average Interest
  Rate                      --          --           --           --           --          7.00%           7.00%
                       ----------- ----------- ------------ ------------- ----------- -------------- ------------- -------------
Total                    $23,620     $80,220     $51,044      $104,059      $20,336     $51,887        $331,166      $347,680
                       ----------- ----------- ------------ ------------- ----------- -------------- ------------- -------------

Item 4 - Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of September 30, 2003, are effective.

     (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER INFORMATION

Item 1.  Legal Proceedings                                       -     None

Item 2.  Changes in Securities and Use of Proceeds               -     None

Item 3.  Defaults Upon Senior Securities                         -     None

Item 4.  Submission of Matters to a Vote of Security Holders     -     None

Item 5.  Other Information                                       -     None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

31.1 Certification by the Company's Chief Executive Officer dated November 14, 2003.

31.2 Certification by the Company's Chief Financial Officer dated November 14, 2003.

32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2003.

32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 14, 2003.

         (b) Reports on Form 8-K

             The Company furnished a Form 8-K, on August 4, 2003 under Item 12 thereof, which included the Company's earnings press release for the quarter ended June 30, 2003. The information included in this Current Report on Form 8-K shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in this filing.

             The Company filed a Form 8-K, on August 14, 2003 under Item 5 with respect to their Amendment No. 1 to the shareholders rights agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CELGENE CORPORATION



  DATE   November 14, 2003         BY      /S/Robert J. Hugin
         -------------------------         ---------------------------------
                                            Robert J. Hugin
                                            Senior Vice President
                                            Chief Financial Officer

  DATE   November 14, 2003         BY      /s/James R. Swenson
         -------------------------         ---------------------------------
                                            James R. Swenson
                                            Controller
                                           (Chief Accounting Officer)