Form 10-K
period 2003-12-31
CELGENE CORP /DE/
filed 2004-03-15
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 2003

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ___________ to ___________

Commission File No. 0-16132

                               CELGENE CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            22-2711928
-------------------------------                            -----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification)

          7 Powder Horn Drive
          Warren, New Jersey                                     07059
----------------------------------------                      ----------
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

                                  Yes  X   No
                                      ---

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant's most recently completed second quarter, was $2,401,293,857 based on the last reported sale price of the registrant's Common Stock on the NASDAQ National Market on that date. There were 81,476,216 shares of Common Stock outstanding as of March 1, 2004.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
-----------------------------------
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:

Part III, Item 10, Directors and Executive Officers of the Registrant;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and
                   Management and related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions;
Part III, Item 14, Principal Accountant Fees and Services.

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS
                                -----------------

Item No.                                                                    Page
-------                                                                     ----

Part I

 1.         Business                                                          1
 2.         Properties                                                       26
 3.         Legal Proceedings                                                26
 4.         Submission of Matters to a Vote of
               Security Holders                                              26
Part II

 5.         Market for Registrant's Common Equity
               and Related Stockholder Matters                               27
 6.         Selected Consolidated Financial Data                             29
 7.         Management's Discussion and Analysis
               of Financial Condition and Results of Operations              30
 7a.        Quantitative and Qualitative Disclosures About Market Risk       42
 8.         Financial Statements and Supplementary Data                      45
 9.         Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                        45
 9a.        Controls and Procedures                                          45

Part III

10.         Directors and Executive Officers of the
               Registrant                                                    46
11.         Executive Compensation                                           46
12.         Security Ownership of Certain Beneficial
               Owners and Management and Related Stockholder Matters         46
13.         Certain Relationships and Related
               Transactions                                                  46
14.         Principal Accountant Fees and Services                           46

Part IV

15.         Exhibits, Financial Statements, Schedules and
               Reports on Form 8-K                                           47
            Signatures                                                       52

                                     PART I

ITEM 1. BUSINESS

We are an integrated biopharmaceutical company, incorporated in 1986 as a Delaware corporation. We are primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immunological diseases through regulation of cellular, genomic and proteomic targets. We had total revenues of $271.5 million in 2003 and net income of $13.5 million. We had an accumulated deficit of $308.9 million at December 31, 2003.

On August 31, 2000, we acquired Signal Pharmaceuticals, Inc., a privately held San Diego-based biopharmaceuticals company focused on the discovery and development of drugs that regulate genes associated with diseases. Signal operates as a wholly owned subsidiary. On December 31, 2002, we acquired Anthrogenesis Corporation, a privately held New Jersey based biotherapeutics company and cord blood banking business, which is pioneering the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. Anthrogenesis now operates as our wholly owned subsidiary under the name Celgene Cellular Therapeutics ("CCT").

We have built a discovery, development and commercialization platform for drug and cell-based therapies that allows us to both create and retain significant value within our therapeutic franchise areas of cancer and immune/inflammatory diseases. This target-to-therapeutic platform integrates both small molecule and cell-based therapies and spans the key functions required to generate a broad, deep and diverse pipeline of new drugs and cell therapy candidates, including:
(i) cell biology, genomics, proteomics and informatics technologies for identifying and validating clinically important therapeutic targets; (ii) high throughput screening systems combined with diverse and focused compound libraries for discovering new drug leads; (iii) medicinal chemistry and structure based drug design for optimizing drug candidates; (iv) in vitro and in vivo models of disease for preclinical evaluation of drug efficacy and safety; and (v) a clinical and regulatory organization highly experienced in the successful development of pharmaceutical agents. The ongoing development of immunomodulatory agents, cell-signaling inhibitors, as well as cellular and tissue therapeutics may allow us to provide physicians/clinicians with a more comprehensive and integrated set of therapeutic solutions for managing complex human diseases such as cancer and immune/inflammatory-related diseases.

COMMERCIAL STAGE PROGRAMS: Our commercial stage programs include pharmaceutical sales of THALOMID(R) and ALKERAN(R), a licensing agreement with Novartis for Focalin(R) and the entire Ritalin(R) family of drugs and biotherapeutic products through CCT.

     THALOMID(R) (THALIDOMIDE): THALOMID, which had net product sales totaling $223.7 million in 2003, was approved by the U.S. Food and Drug Administration ("FDA") in July 1998 for the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum ("ENL") and as maintenance therapy to prevent and suppress cutaneous manifestation recurrences. ENL, an inflammatory complication of leprosy, is a chronic bacterial disease associated with excess Tumor Necrosis Factor alpha ("TNFa") production. Although, leprosy is relatively rare in the United States, the disease afflicts millions worldwide. ENL occurs in about 30% of leprosy patients and is characterized by skin lesions, acute inflammation, fever and anorexia.

     We distribute THALOMID in the United States through our approximate 190-person U.S. pharmaceutical commercial organization. Working with the FDA, we developed a proprietary strategic comprehensive education and distribution program, the "System for Thalidomide Education and Prescribing Safety," or S.T.E.P.S.(R), with four issued U.S. patents, that is designed to support the safe and appropriate use of THALOMID. In February 2004, the FDA accepted our THALOMID

     Supplemental New Drug Application ("sNDA"), which we filed in December 2003, for the treatment of multiple myeloma. Multiple myeloma is the second most common blood cancer affecting approximately 50,000 people in the U.S. About 14,000 new cases of multiple myeloma are diagnosed each year and there are an estimated 11,000 deaths. We anticipate a decision from the FDA on our sNDA review in the fall of 2004.

     Additionally, THALOMID has been, or is being, evaluated in more than 200 clinical cancer studies worldwide for hematological and solid tumor cancers. As a result of these clinical studies and subsequent publications, including the Mayo Clinic and M.D. Anderson studies published in The Journal Of Clinical Oncology ("JCO") in November 2002 and January 2003, respectively, and inclusion in the National Comprehensive Cancer Network ("NCCN") guidelines, physicians are prescribing THALOMID for use in combination therapy for newly diagnosed myeloma patients.

     THALOMID is the first drug approved under a special "Restricted Distribution for Safety" regulation. Our innovative S.T.E.P.S. system includes managed delivery programs for products or drugs that are either teratogens (causing birth defects) or have other adverse effects that make them contraindicated for certain patients. This patented program includes comprehensive physician, pharmacist and patient education. All patients are required to use contraception, and female patients of child bearing potential are given pregnancy tests regularly. All patients are subject to other requirements, including informed consent. Physicians are also required to comply with the educational, contraception counseling, informed consent and pregnancy testing and other elements of the program. Under the S.T.E.P.S. program, automatic refills are not permitted and each prescription may not exceed four weeks dosing. A new prescription is required each month.

     The S.T.E.P.S. intellectual property estate includes four U.S. patents, expiring between the years 2018 and 2020, which cover methods of delivering drugs, including THALOMID, in a manner that significantly decreases the risks of adverse events. Two of these patents were issued in 2003 and expand the scope of coverage contained in the two previously issued patents. S.T.E.P.S. is designed as a blueprint for pharmaceutical products that offer life saving or other important therapeutic benefits but have potentially problematic side effects. Furthermore, we hold patents protecting methods of use for THALOMID to treat symptoms associated with abnormal concentrations of TNFa and unrestricted angiogenesis that expire after 2012.

     ALKERAN(R): In March 2003, we entered into a three-year supply and distribution agreement with GlaxoSmithKline to distribute, promote and sell ALKERAN (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and for palliation of carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN tablets and ALKERAN for injection from GlaxoSmithKline and distribute the products in the United States under the Celgene label. This agreement is strategically valuable to us because it provides us with an approved oncology product that complements our clinical candidates, THALOMID and REVLIMID(TM), which are demonstrating potential in late stage clinical trials for the treatment of multiple myeloma and myelodysplastic syndromes. At the 2003 American Society of Hematology ("ASH") meeting, ALKERAN had a notable presence. In combination with other anti-cancer therapeutics, including THALOMID, ALKERAN was a key component of a number of important investigational myeloma studies, which may positively impact product usage in the oncology market.

     RITALIN(R) FAMILY OF DRUGS: We have a major collaboration with Novartis Pharma AG concerning the entire Ritalin family of drugs. We developed Focalin (d-MPH), the chirally pure version of Ritalin, which is approved for the treatment of attention deficit disorder and attention deficit hyperactivity disorder ("ADD/ADHD") in school-age children. The use of chirally pure compounds, such as Focalin, can result in significant clinical benefits. Many non-chirally pure pharmaceuticals contain two configurations, known as isomers, which are mirror images of each other. Generally these isomers interact differently with their biological targets causing one isomer to have a beneficial effect for one target and the other isomer to have a beneficial effect on another target, or in some cases, one isomer may have either no effect or potentially an undesirable side effect with respect to a target. In April 2000, we granted Novartis an exclusive license (excluding Canada) for the development and marketing of Focalin in return for substantial milestone payments and royalties on Focalin and the entire Ritalin family of drugs. In 2002, Novartis launched Focalin and Ritalin(R) LA, the long-acting version of Ritalin, in the United States. Novartis is completing two Phase III pivotal trials for Focalin LA in adults and children.

     Our intellectual property position was strengthened with the issuance of a new U.S. patent in 2003 for once-a-day formulations covering both Focalin LA and Ritalin LA. We have retained the exclusive commercial rights to Focalin and Focalin LA for oncology-related disorders, such as chronic fatigue associated with chemotherapy. We have recently completed a double-blinded randomized placebo-controlled trial evaluating the use of Focalin for the treatment of fatigue symptoms associated with chemotherapy. We are currently formulating the appropriate clinical and regulatory development strategy.

     CELLULAR THERAPEUTICS: With the acquisition of Anthrogenesis Corporation in December 2002, we acquired a biotherapeutics company pioneering the development of stem cell therapies and biomaterials derived from human placental tissue that now operates as Celgene Cellular Therapeutics ("CCT"). CCT has organized its business into three main units: (1) stem cells banking for transplantation, (2) private stem cell banking and (3) the development of biomaterials for organ and tissue repair. CCT has developed proprietary methods for producing biomaterials for organ and tissue repair (i.e. Ambio-dry(TM)). Additionally, CCT has developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, as well as autoimmune, cardiovascular, neurological, and degenerative diseases.

PRECLINICAL AND CLINICAL-STAGE PIPELINE: Our preclinical and clinical-stage pipeline of new drug candidates, in addition to our cell therapies, is highlighted by six classes of small molecule, orally administered therapeutic agents designed to selectively regulate disease-associated genes and proteins. These drug candidates and therapies in our pipeline are at various stages of preclinical and clinical development. Successful results in preclinical or Phase I/II studies may not be an accurate predictor of the ultimate safety or effectiveness of the drug or therapy.

     IMMUNOMODULATORY DRUGS (IMIDS(TM)): IMiDs are novel small molecule, orally available compounds that modulate the immune system through multiple mechanisms of action that are based on the thalidomide structure. Our
     IMiDs are designed to potentially have the beneficial attributes of thalidomide, while minimizing its negative side effects. We have advanced two IMiDs, REVLIMID (CC-5013) and ACTIMID(TM) (CC-4047), into clinical trials in cancer and inflammatory diseases and a third IMiD, (CC-11006), is presently undergoing preclinical evaluation.

     REVLIMID(TM): Our lead clinical IMiD, is an orally available compound with multiple mechanisms of action that affects several cellular pathways and biological targets. REVLIMID, which we believe has significant potential in hematological malignancies and solid tumor cancers, has received fast track designation from the FDA for the treatment of multiple myeloma and myelodysplastic syndromes, malignant blood disorders that affect approximately 200,000 and 300,000 people worldwide, respectively. REVLIMID is being tested in two pivotal Phase III Special Protocol Assessment ("SPA") trials in multiple myeloma and metastatic melanoma. Targeted enrollment in these trials is on or ahead of their planned patient accrual timelines. Additionally, in 2003, we initiated three accelerated Phase II clinical trials; one in multiple myeloma and two in myelodysplastic syndromes ("MDS"). Targeted enrollment in the Phase II MDS trial and the Phase II MDS/5Q minus syndrome trial has been completed and planned patient accrual timelines in the Phase II multiple myeloma trial remains on schedule. With all of these key REVLIMID trials on or ahead of planned patient accrual timelines, we believe that we have made significant progress in our effort for potential regulatory approval of REVLIMID by 2005 year end.

     In addition to our pivotal Phase III and accelerated Phase II REVLIMID trials, the Southwest Oncology Group ("SWOG"), one of the largest adult cancer clinical trials organization in the world, selected REVLIMID with the intention of initiating a major clinical study in a randomized controlled Phase III trial designed to evaluate REVLIMID versus REVLIMID plus Dexamethasone to determine its safety and efficacy in newly diagnosed multiple myeloma patients. The SWOG membership and network consists of almost 4,000 of the nation's leading physicians at 283 institutions throughout the U.S. and Canada.

     At the 2003 ASH meeting, data showing results in clinical studies of REVLIMID as a therapeutic approach for patients with refractory anemias due to low-risk and intermediate-1 risk myelodysplastic syndromes were presented. The results of the clinical study demonstrated that red blood cell production was restored in 67% of the evaluable patients, and transfusion independence was achieved in 90% of patients for those responding to REVLIMID and more than 90% of patients with the abnormal chromosomal abnormality, 5Q minus, achieved complete response. Furthermore, data evaluating clinical results on REVLIMID as a therapy for patients with refractory or relapsed multiple myeloma ("MM") reported that 91% of evaluable patients achieved stabilization of disease or better in relapsed/refractory myeloma.

     ACTIMID(TM): Our second clinical stage IMiD is being tested in a Phase I/II clinical trial in refractory multiple myeloma and a Phase II trial in hormone refractory prostate cancer. At the 2003 ASH meeting, interim data from the myeloma trial showed that ACTIMID has anti-tumor activity and has a manageable toxicity profile. ACTIMID and REVLIMID have different activity profiles each of which may be better suited for different disease types or used in the same therapeutic regimen at different stages of disease.

     (CC-11006): Our third IMiD, is currently undergoing preclinical efficacy and safety evaluation. The broad, deep IMiD class of drug candidates is covered by an extensive and comprehensive intellectual property estate of U.S. and foreign issued patents and pending patent applications including composition-of-matter and use patents.

     SELECTIVE CYTOKINE INHIBITORY DRUGS (SELCIDS(TM)): SelCIDs are novel small molecule, orally available modulators of the phosphodiesterase type 4 ("PDE 4") enzymes that inhibit multiple cytokines linked to the onset and progression of inflammatory diseases and potentially cancer, including TNF(alpha), and interleukin-1 ("IL-1"). Our lead SelCID (CC-10004) will be entering early-stage clinical trials as a potential treatment for chronic inflammatory and respiratory diseases. In 2003, we successfully completed Phase I testing of CC-10004 in healthy human volunteers. This preliminary Phase I study indicated that the compound has the potential to be a safe and well-tolerated compound with an excellent therapeutic index. To date the compound is showing significant bioavailability, pharmacokinetics ("pk") and tolerability in humans and we anticipate advancing CC-10004 into inflammatory and respiratory disease trials in 2004.

     BENZOPYRANS/SELECTIVE ESTROGEN RECEPTOR MODULATORS (SERMS(TM)): The CC-8490 Benzopyran compound completed a Phase I safety trial and was well-tolerated in healthy human volunteers. CC-8490 demonstrated anti-proliferative effects and the ability to induce apoptosis in preclinical models of cancer. As a result of a cooperative research and development agreement ("CRADA") with the National Cancer Institute, we initiated a Phase I/II clinical trial of CC-8490 in glioblastoma (a primary brain cancer). This Phase I/II clinical study will identify the maximum tolerated dose of CC-8490 and evaluate the preliminary efficacy of CC-8490 in patients with recurrent high-grade gliomas and in combination with other agents that specifically target the destruction of cancer cells in the brain. SERMs are compounds that are designed to mimic the positive effects of estrogen while blocking the hormone's negative effects. Estrogen is a hormone that has a broad spectrum of effects on tissues in both women and men. Although the hormone's biological effects are often beneficial, estrogen is also a potent growth factor in breast and other reproductive tissues that can cause or contribute to cancer. For cancer indications, our SERMs are designed to block certain harmful stimulatory effects of estrogen and other factors targeted by these agents. In treating osteoporosis, our SERMs are designed to mimic the positive effects of estrogen by inhibiting bone loss and providing potential cardiovascular protection in pre- and post-menopausal women, while avoiding some of estrogen's adverse effects such as increased risk of breast and uterine cancer.

     KINASE INHIBITORS. Our kinase inhibitors include inhibitors of c-Jun N-terminal Kinase ("JNK"). Kinases are regulatory proteins that control cell growth, differentiation and survival/death by transmitting biological signals from a cell's exterior environment to its nucleus, where genes that maintain health and genes that cause disease are turned on and off in response to these signals. Kinase inhibitors, such as JNK, are designed to bind to and block the activity of gene-regulating kinases thereby inhibiting the ability of kinase proteins to turn on specific genes that cause or contribute to disease. We have a major JNK drug discovery and development program, and we presently hold or own a significant portion of the private intellectual property for kinase inhibitors dominating the JNK, and other important kinases, with an expanding and comprehensive intellectual property estate including 17 issued or pending patents. The CC-401 kinase inhibitor compound completed a Phase I safety trial. Additional efficacy trials are ongoing.

     TUBULIN INHIBITORS. The newest class of compounds that we have developed is the tubulin inhibitors. This novel chemical class of anti-proliferative compounds contains multiple drug candidates that have numerous potential anti-cancer activities. In preclinical models, our proprietary tubulin inhibitors have demonstrated activity against drug resistant cancer cells, inhibition of inflammatory cytokines and anti-angiogenic activity.

     LIGASE MODULATORS. Ubiquitin ligases are important molecules that control key cellular functions by maintaining appropriate levels and types of proteins within cells. Ubiquitin-mediated protein modulation regulates a broad range of cellular processes including cell proliferation, differentiation and survival/death. Our novel ubiquitin ligases are designed to modulate key cell signaling proteins and are potentially accessible targets for developing selective small molecule drugs to treat cancer and inflammatory diseases. Based on these data, we have established a drug discovery program for small molecule inhibitors of certain key ligases. We are building a leading intellectual property estate in the emerging field of ubiquitin ligase-biogenetic activities and mediated protein turnover that includes a number of potentially proprietary ligase targets.

CELGENE PRODUCT OVERVIEW

The commercial status of THALOMID, ALKERAN, Ambio-dry, Ritalin Family of Drugs (including Focalin) and the target disease indications and the development of our leading drug candidates are outlined in the following table:


------------------------------------------------------------------------------------------------------------
                        DISEASE
  PRODUCT              INDICATION            COLLABORATOR                            STATUS
------------------------------------------------------------------------------------------------------------
THALOMID            ENL                                                   Marketed.
                    Multiple Myeloma                                      Phase III trials ongoing.
                                                                          Additional trials ongoing and
                                                                          planned.
                    Renal Cancer                                          Phase II trials ongoing.
                    MDS                                                   Phase III trial ongoing.
                    Prostate Cancer                                       Phase II trials ongoing.
                    Inflammatory Diseases                                 Phase II trials ongoing and
                                                                          planned.
ALKERAN             Multiple Myeloma &       GlaxoSmithKline              Marketed.
                    Ovarian Cancer
AMBIO-DRY           Ophthalmology                                         Marketed.
RITALIN FAMILY OF
DRUGS:
   Focalin          ADD/ADHD                 Novartis                     Marketed.
                    Cancer Fatigue                                        Phase II trials completed
   Focalin LA       ADD/ADHD                 Novartis                     Pediatric & adult Phase III trials
                                                                          completed.
   Ritalin LA       ADD/ADHD                 Novartis                     Marketed.
IMIDS:
   REVLIMID         Multiple Myeloma                                      Phase II and Pivotal Phase III
                                                                          SPA trials ongoing.
                    Malignant Metastatic                                  Pivotal Phase III SPA trials
                    Melanoma                                              ongoing - targeted enrollment
                                                                          completed
                    Multiple Myeloma         Southwest Oncology           Initiating Major Phase III trial
                                             Group ("SWOG")
                    Myelodysplastic                                       Accelerated Phase II trials
                    Syndromes                                             ongoing - targeted enrollment
                                                                          completed.
                    Myelodysplastic                                       Accelerated Phase II trials
                    Syndromes with 5Q                                     ongoing - targeted enrollment
                    minus                                                 completed.
                    Solid Tumor Cancers                                   Phase I/II trials ongoing and
                                                                          expanded. Additional trials
                                                                          planned.
                    Inflammatory &                                        Phase I/II trials ongoing and
                    Immunological Diseases                                planned.
   ACTIMID          Multiple Myeloma                                      Phase I/II trial ongoing.
                    Prostate Cancer                                       Phase II trials ongoing.
   CC-11006         Cancer/Inflammatory                                   Preclinical studies ongoing.


------------------------------------------------------------------------------------------------------------
                        DISEASE
  PRODUCT              INDICATION            COLLABORATOR                            STATUS
------------------------------------------------------------------------------------------------------------

SELCIDS:
   CC-10004         Inflammatory and                                      Phase I trials completed.
                    Respiratory Diseases                                  Phase II trials planned.
   CC-11050         Inflammatory Diseases                                 Preclinical studies ongoing.
BENZOPYRANS:
   CC-8490          Cancer                   National Cancer              Phase I/II trial ongoing.
                                             Institute ("NCI")
   CC-132889        Cancer                                                Preclinical studies ongoing.
SERMS:
   SERM(alpha)      Osteoporosis             Novartis Pharma AG           Preclinical studies ongoing.
   (CC-25493)
KINASE INHIBITORS:
   JNK              Cancer/Inflammatory                                   Preclinical studies ongoing.
                    Diseases
   CC-401           Cancer/Inflammatory                                   Phase I trials completed.
                    Diseases                                              Additional trials ongoing.
TUBULIN INHIBITORS:
   CC-5079          Cancer                                                Preclinical studies ongoing.
LIGASES:            Cancer                                                Preclinical studies ongoing.

------------------------------------------------------------------------------------------------------------

Clinical trials are typically conducted in three sequential phases, although the phases may overlap.

PHASE I CLINICAL TRIALS

Phase I human clinical trials usually involve a small number of healthy volunteers or patients. The tests study a drug's safety profile, and may include the safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

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

Successful results in preclinical studies or Phase I or II studies may not be an accurate predictor of the ultimate safety or effectiveness of the drug.

PATENTS AND PROPRIETARY TECHNOLOGY

Patents and other proprietary rights are important to our business. Thus, it is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We own or have exclusively licensed more than 125 U.S. patents, and have over 110 additional U.S. patent applications pending. Our U.S. patents include patents for a method of delivering a teratogenic drug to a patient while preventing fetal exposure as well as patents for delivering drugs to patients while restricting access to the drug to those for whom the drug is contra-indicated. We also have patent applications pending which are directed to these inventions, and are seeking worldwide protection. While we have a policy to seek worldwide patent protection for our inventions, we have foreign patent rights corresponding to most but not all of our U.S. patents. Although THALOMID is approved for use associated with ENL, we do not have patent protection relating to the use of THALOMID to treat ENL.

Our research in San Diego has led us to seek patent protection for molecular targets and drug discovery technologies, as well as therapeutic and diagnostic products and processes. More specifically, proprietary technology has been developed for use in molecular target discovery, regulatory pathway identification, assay design and pharmaceutical product candidates. As of 2004, and included in those described above, our San Diego subsidiary owned, in whole or in part, over 30 issued U.S. patents and had approximately 27 U.S. patent applications pending. An increasing percentage of our San Diego subsidiary's recent patent applications have been related to potential product candidates or compounds. They also hold licenses to dozens of U.S. patents and pending U.S. patent applications, some of which are licensed exclusively or sub-licensed to third parties in connection with sponsored or collaborative research relationships.

CCT, our cellular therapeutics subsidiary, seeks patent protection for the collection, processing and uses of mammalian placenta tissue and the placental stem cells, and other biomaterials uncovered from these placenta. CCT also has sought additional patent protection for the use of placenta, their stem cells and biomaterials. As of 2003, CCT owned, in whole or in part, more than 10 pending U.S. patent applications, and holds licenses to certain U.S. patents and pending applications, including those related to cord blood collection and storage.

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

In addition to the New Thalidomide Agreement, we entered into an agreement with CMCC and EntreMed in December 2002, pursuant to which we have been granted a worldwide, exclusive, royalty-bearing license to certain CMCC patents and patent applications relating to thalidomide analogs, or the New Analog Agreement. The New Analog Agreement was executed in connection with the settlement of certain pending litigation between and among us, EntreMed, and the U.S. Patent and Trademark Office relating to the allowance of certain CMCC patent applications covering thalidomide analogs. These patent applications had been licensed exclusively to EntreMed in the field of thalidomide analogs. In conjunction with the settlement of these suits, we acquired equity securities in EntreMed, and EntreMed terminated its license agreements with CMCC relating to thalidomide analogs. In turn, under the New

Analog Agreement, CMCC exclusively licensed to Celgene these patents and patent applications, which relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and stereoisomers thereof.

The New Analog Agreement grants us control over the prosecution and maintenance of the licensed thalidomide analog patent rights. The New Analog Agreement also grants us an option to inventions in the field of thalidomide analogs that may be developed at CMCC in the laboratory of Dr. Robert D'Amato, pursuant to the terms and conditions of a separate Sponsored Research Agreement negotiated between CMCC and us.

Under an agreement with The Rockefeller University, pursuant to which we have made a lump sum payment and issued stock options to The Rockefeller University and the inventors, we have obtained certain exclusive rights and licenses to manufacture, have manufactured, use, offer for sale and sell products that are based on compounds, which were identified in research carried out by The Rockefeller University and us, that have activity associated with TNFa. In particular, The Rockefeller University identified a method of using thalidomide and certain thalidomide-like compounds to treat certain symptoms associated with abnormal concentrations of TNFa, including those manifested in septic shock, cachexia and HIV infection. In 1995, The Rockefeller University was issued a U.S. patent, which claims such methods. This U.S. patent expires in 2012 and is included in the patent rights exclusively licensed to us under the agreement with The Rockefeller University. However, The Rockefeller University did not seek corresponding patents in any other country.

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties where necessary and conduct our business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage, or whether they will be circumvented or infringed upon by others.

There can be no assurance that additional patents will issue to us from any of our pending applications or that, if patents issue, such patents will provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of our existing patents will not be dominated by third-party patent rights or provide us with proprietary protection or commercial advantage. Nor can we guarantee that these patents will not be either infringed, invalidated or circumvented by others. Finally, we cannot guarantee that our patents or pending applications will not be involved in any interference proceedings before the U.S. Patent and Trademark Office.

With respect to patents and patent applications we have licensed-in, there can be no assurance that additional patents will issue to any of the third parties from whom we have licensed patent rights, either with respect to thalidomide or thalidomide analogs, or that, if any new patents issue, such patents will not be dominated by third-party patent rights or provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be either infringed, invalidated or circumvented by others, or that the relevant agreements will not be terminated. Any termination of the licenses granted to Celgene by CMCC could have a material adverse effect on our business, financial condition and results of operations.

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

We are aware of U.S. patents that have been issued to third parties claiming subject matter relating to the NF-(kappa)(beta) pathway, which could overlap with technology claimed in some of our pending NF-(kappa)(beta) patent applications. We believe that one or more interference proceedings may be initiated by the U.S. Patent and Trademark Office to determine priority of invention for this subject matter. While we cannot predict the outcome of any such proceedings, in the event we do not prevail, we believe that we can use alternative methods for our NF-(kappa)(beta) drug discovery program for which we have issued U.S. patents that are not claimed by the subject matter of the third party patents. We are also aware of third party U.S patents that relate to the use of certain PDE 4 inhibitors to treat inflammation.

We may in the future have to prove that we are not infringing patents or we may be required to obtain licenses to such patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all. Prosecution of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, subject to significant liabilities to such third party and/or required to license technologies from such third party. Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Competitors may choose to file oppositions to patent applications, which have been deemed allowable by foreign patent examiners. Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. Additionally, for these same reasons, we cannot be sure that patents of a broader scope then ours may be issued creating freedom to operate issues. If this occurs we may need to reevaluate pursuing such technology, which is dominated by others patent rights, or alternatively, seek a license to practice our own invention, whether or not patented.

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

Typically, clinical trials involve a three-phase process. In Phase I, clinical trials are generally conducted with a small number of individuals to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. If the Phase I trials are satisfactory, Phase II clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes and expanded evidence of safety. In Phase III, large-scale, multi-center, adequately powered and well-controlled comparative clinical trials are conducted with patients in an effort to provide enough data for the statistical proof of efficacy and safety required by the FDA and others. However, in some limited circumstances, Phase III trials may be modified to allow evaluation of safety and efficacy in a less regimented manner, which may allow us to rely on historical data relating to the natural course of disease in untreated patients. In some cases, as a condition of New Drug Application ("NDA") approval, confirmatory trials are required to be conducted after the FDA's approval of an NDA in order to resolve any open issues. The FDA requires monitoring of all aspects of clinical trials, and reports of all adverse events must be made to the agency, both before and after drug approval. Additionally, we may have limited control over studies conducted with our proprietary compounds, if such studies are performed by others, (e.g., cooperative groups and the like).

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

Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A rare disease or condition is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of development and making available the drug is not expected to be recovered from sales of the drug in the United States. Upon the approval of the first NDA for a drug designated as an orphan drug for a specified indication, the sponsor of the NDA is entitled to exclusive marketing rights in the United States for such drug for that indication for seven years unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug's development. Possible amendment of the Orphan Drug Act by the U.S. Congress and possible reinterpretation by the FDA are the subject of frequent discussion. FDA regulations reflecting certain definitions, limitations and procedures initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. Moreover, even if we have an orphan drug designation for a particular use of a drug, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the same indication. If that were to happen, our applications for that indication could not be approved until the competing company's seven-year period of exclusivity expired. Even if we are the first to obtain approval for the orphan drug indication, there are certain circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity. First, particularly in the case of large molecule drugs, a question can be raised whether the competing product is really the "same drug" as that which was approved. In addition, even in cases in which FDA initially concludes that two products are the same drug, the agency may approve the second product based on a showing of clinical superiority compared to the first product.

Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with the FDA's current Good Manufacturing Practice, or cGMP (cGMP are regulations established by the FDA that govern the manufacture, processing, packing, storage and testing of drugs intended for human use). In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility.

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

Competition in the pharmaceutical industry, and specifically in the oncology and immunology areas being addressed by us, is particularly intense. Numerous pharmaceutical and biotechnology companies have extensive anti-cancer discovery and development activities. Bristol Myers Squibb Co., Amgen Inc., Genentech Inc., Aventis Inc., Novartis AG, AstraZeneca p.l.c., Millenium Pharmaceuticals Inc., Genta Co., Cell Therapeutics Inc., Vertex Pharmaceuticals Inc., Biogen IDEC Inc. and Ilex Oncology Inc. are among some of the companies testing new compounds in the oncology field.

The pharmaceutical and biotechnology industries have undergone, and are expected to continue to undergo, rapid and significant technological change. Also, consolidation and competition are expected to intensify as technical advances in each field are achieved and become more widely known. In order to compete effectively, we will be required to continually upgrade our scientific expertise and technology, identify and retain capable management, and pursue scientifically feasible and commercially viable opportunities.

Our competition will be determined in part by the indications for which our products are developed and ultimately approved by regulatory authorities. An important factor in competition will be the timing of market introduction of our or our competitors' products. Accordingly, the relative speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities of products to the market are expected to be important competitive factors. Competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price, third-party reimbursement and patent and nonpatent exclusivity.

SIGNIFICANT ALLIANCES

From time to time we enter into collaborative research and/or license agreements with other pharmaceutical companies by which, in exchange for the rights to certain compounds, the partnering company will provide funding in the form of upfront payments, milestone payments or direct research funding. The following are our most significant collaborations.

NOVARTIS PHARMA AG: We entered into an agreement with Novartis in April 2000 in which we granted to Novartis an exclusive license (excluding Canada) for the development and marketing of Focalin (d-MPH). We received a $10 million upfront payment in July 2000, a $5 million milestone payment upon the acceptance of the NDA filing by the FDA in December 2000 and a $12.5 million milestone payment upon approval by the FDA to market Focalin in November 2001. We are currently selling Focalin to Novartis as well as receiving royalties on all of Novartis' Ritalin family of ADD- and ADHD-related products. The research portion of the agreement ended in June 2003. We expect to receive an additional milestone payment in 2004 for filing an NDA for Focalin LA.

We entered into a second collaborative research and license agreement with Novartis in December 2000 for joint research of SERMs for the treatment and prevention of osteoporosis. We received a nonrefundable, upfront payment of $10 million, a $1 million milestone payment for the selection of the first compound to be advanced into preclinical studies and may be entitled to receive additional milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties upon commercialization of products receiving FDA and other regulatory marketing approval.

MANUFACTURING

The bulk active pharmaceutical ingredient ("API") for THALOMID is manufactured by ChemSyn Laboratories, a Division of Eagle-Picher Technologies, L.L.C. In late 2001, we entered into a contract with Sifavitor s.p.a., to also supply API for THALOMID. Presently, new Italian regulations prevent Sifavitor from producing thalidomide. Both manufacturers operate FDA cGMP-approved facilities. (cGMP, or current Good Manufacturing Practice, are regulations established by the FDA that govern the manufacturing, processing, packaging, storing and testing of drugs intended for human use). The bulk drug substance is shipped to Penn Pharmaceuticals Services Limited of Great Britain where it is formulated and encapsulated for us in an FDA cGMP-approved facility. In October 2003, we signed an agreement with Institute of Drug Technology Australia Limited ("IDT") for the manufacture of finished dosage form of THALOMID capsules. The agreement is scheduled to commence with the FDA's approval of IDT's facility. The agreement provides us with additional capacity and reduces our dependency on one manufacturer for the formulation and encapsulation of THALOMID. In certain instances, we may be required to make substantial capital expenditures to access additional manufacturing capacity.

The bulk API for Focalin is manufactured and supplied by Johnson Matthey Inc. A Supply Agreement was executed in March 2003 with a second supplier, Seigfried USA Inc. The product is manufactured into finished dosage forms of different strengths and packaged as Focalin tablets by Mikart, Inc. for distribution.

INTERNATIONAL EXPANSION

In November 2001, we signed agreements with Pharmion Corporation and Penn Pharmaceuticals Services Limited to expand the THALOMID franchise in all countries outside North America, Japan, China, Taiwan and Korea. The strategic partnership combines Penn's FDA-compliant manufacturing capability, Pharmion's global development and marketing expertise and our extensive intellectual property. The new alliance is designed to accelerate the establishment of THALOMID as an important therapy in the international markets. To date, Pharmion has received regulatory approval in Australia and New Zealand to market and distribute Thalidomide for the treatment of multiple myeloma after the failure of standard therapies, as well as for the treatment of complications of leprosy. We have also acquired an exclusive option through 2004 to purchase the branch of Penn Pharmaceutical that manufactures THALOMID. The option, if exercised, would enable us to receive an imputed royalty of 36% less cost of goods on all international sales of THALOMID and to manage the manufacturing of THALOMID. In December 2003, we established a legal entity in Switzerland where we anticipate developing a facility to perform formulation, encapsulation, packaging and warehousing and distribution of future products.

SALES AND COMMERCIALIZATION

We have an approximate 190-persons established U.S. pharmaceutical commercial organization. These individuals have considerable experience in the pharmaceutical industry, and many have experience with oncological and immunological products. We expect to expand our sales and commercialization group to support products we develop to treat oncological and immunological diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For drugs with indications with larger patient populations, we may partner with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales resources as appropriate to take advantage of product in-licensing and product acquisition opportunities.

EMPLOYEES

As of March 1, 2004, we had 679 full-time employees, 368 of who were engaged primarily in research and development activities, 206, including CCT, of who were engaged in sales and commercialization activities and the remainder of who were engaged in executive and administrative activities. Of these employees, 252 have advanced degrees, including 125 who have doctorate degrees. We also maintain consulting arrangements with a number of scientists at various universities and other research institutions in Europe and the United States.

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

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT.

Until 2003, we had sustained losses in each year since our incorporation in 1986. For the year ended December 31, 2003, we posted net income of $13.5 million. However, we sustained a net loss of $100.0 million for the year ended December 31, 2002. We had an accumulated deficit of $308.9 million at December 31, 2003. We expect to make substantial expenditures to further develop and commercialize our products. We also expect that our rate of spending will accelerate as the result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of products now in development.

IF WE ARE UNSUCCESSFUL IN DEVELOPING AND COMMERCIALIZING OUR PRODUCTS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED WHICH COULD IMPACT NEGATIVELY ON THE VALUE OF OUR COMMON STOCK.

Many of our products and processes are in the early or mid-stages of development and will require the commitment of substantial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. With the exception of Focalin, ALKERAN, THALOMID and Ambio-Dry, all of our other products will require further development, clinical testing and regulatory approvals. If it becomes too expensive to sustain our present commitment of resources on a long-term basis, we will be unable to continue our necessary development activities. Furthermore, we cannot be certain that our clinical testing will render satisfactory results, or that we will receive required regulatory approval for our products. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition and results of operations could be materially adversely affected which could impact negatively on the value of our common stock.

DURING THE NEXT SEVERAL YEARS, WE WILL BE VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF THALOMID, FOCALIN, ALKERAN AND THE ENTIRE RITALIN PRODUCT LINE.

At our present level of operations, we may not be able to attain or maintain profitability if physicians prescribe THALOMID only for patients who are diagnosed with ENL. ENL, a complication of leprosy, is a chronic bacterial disease. Under current FDA regulations, we are precluded from promoting THALOMID outside this approved use. The market for the use of THALOMID in patients suffering from ENL is relatively small. We have conducted clinical studies that appear to show that THALOMID is active when used to treat disorders other than ENL, such as multiple myeloma, but we do not know whether we will succeed in receiving regulatory approval to market THALOMID for additional indications. FDA regulations place restrictions on our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product. In addition, if adverse experiences are reported in connection with the use of THALOMID by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of THALOMID in the ENL market. We are dependent upon royalties from Novartis Pharma AG's entire Ritalin product line, including Focalin, although we cannot directly impact their ability to successfully commercialize these products and we have annual minimum purchase requirements relating to ALKERAN through March 31, 2006, which we license from GlaxoSmithKline. Additionally, our revenues would be negatively impacted if a generic version of any of these products were to be approved.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN SUFFICIENT INSURANCE ON COMMERCIALLY REASONABLE TERMS OR WITH ADEQUATE COVERAGE.

We may be subject to a variety of types of product liability or other claims based on allegations that the use of our technology or products has resulted in adverse effects, whether by participants in our clinical trials or by patients using our products. Thalidomide, when used by pregnant women, has resulted in serious birth defects. Therefore, necessary and strict precautions must be taken by physicians prescribing the drug to women with childbearing potential. These precautions may not be observed in all cases or, if observed, may not be effective. Use of thalidomide has also been associated, in a limited number of cases, with other side effects, including nerve damage. Although we have product liability insurance that we believe is appropriate, we may be unable to obtain additional coverage on commercially reasonable terms if required, or our coverage may be inadequate to protect us in the event of a multitude of claims being asserted against us. Our obligation to defend against or pay any product liability or other claim may be expensive and divert the efforts of our management and technical personnel.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, DEMAND FOR OUR PRODUCTS WILL DETERIORATE OR NOT MATERIALIZE AT ALL.

It is necessary that our, and our distribution partner's products, including THALOMID, ALKERAN and Focalin, achieve market acceptance once they receive regulatory approval. A number of factors can render the degree of market acceptance of our products uncertain, including the products' efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payors, such as government and private insurance plans. In particular, thalidomide, when used by pregnant women, has resulted in serious birth defects, and the negative history associated with thalidomide and birth defects may decrease the market acceptance of THALOMID. In addition, the products that we are attempting to develop through our Celgene Cellular Therapeutics division may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies which are now, or may be in the future, manufactured and marketed by major pharmaceutical and biopharmaceutical companies. Furthermore, public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community. If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.

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

o the timing and recognition of certain research and development milestones and license fees; and

o    our ability to control our costs.

WE HAVE NO COMMERCIAL MANUFACTURING FACILITIES AND WE ARE DEPENDENT ON TWO SUPPLIERS FOR THE RAW MATERIAL AND ONE MANUFACTURER FOR THE FORMULATION AND ENCAPSULATION OF THALOMID AND ARE DEPENDENT ON TWO SUPPLIERS FOR THE RAW MATERIAL AND ONE MANUFACTURER FOR THE TABLETING AND PACKAGING OF FOCALIN.

We currently have no facilities for manufacturing any products on a commercial scale. The bulk drug material for THALOMID is manufactured by ChemSyn Laboratories, a Division of Eagle-Picher Technologies, L.L.C. In late 2001, we entered into a contract with Sifavitor s.p.a., to also supply bulk drug material for THALOMID. Presently, new Italian regulations prevent Sifavitor from producing thalidomide. We currently rely on a single manufacturer, Penn Pharmaceutical Services Limited, to formulate and encapsulate THALOMID. In addition, we currently can obtain all of our bulk active pharmaceutical ingredient for Focalin from two suppliers, Johnson Matthey Inc. and Seigfried USA, Inc., and we rely on a single manufacturer, Mikart, Inc., for the packaging and tableting of Focalin. Presently, we are actively seeking alternative sources to each of Penn and Mikart. The FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's cGMP regulations and guidelines. If the operations of either Penn or Mikart were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative could cause a delay in the manufacture of THALOMID or Focalin. Although we have an option to purchase the THALOMID manufacturing operations of Penn, we intend to continue to utilize outside manufacturers if and when needed to produce our other products on a commercial scale. If our outside manufacturers do not meet our requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue manufacturing such products could substantially decline, to the extent we depend on these outside manufacturers.

WE HAVE LIMITED MARKETING AND DISTRIBUTION CAPABILITIES.

Although we have an approximate 190-person U.S. pharmaceutical commercial organization to support our products, we may be required to seek a corporate partner to provide marketing services with respect to our other products. Any delay in developing these resources could substantially delay or curtail the marketing of these products. We have contracted with Ivers Lee Corporation, d/b/a Sharp, a specialty distributor, to distribute THALOMID. If Sharp does not perform its obligations, our ability to distribute THALOMID may be severely restricted.

WE ARE DEPENDENT ON COLLABORATIONS AND LICENSES WITH THIRD PARTIES.

Our ability to fully commercialize our products, if developed, may depend to some extent upon our entering into joint ventures or other arrangements with established pharmaceutical and biopharmaceutical companies with the requisite experience and financial and other resources to obtain regulatory approvals and to manufacture and market such products. Our present joint ventures and licenses include a collaborative research and license agreement with Novartis Pharma AG with respect to the joint research of SERMs, of which the research portion of the agreement ended in June 2003, and a separate agreement wherein we have granted to Novartis an exclusive license (excluding Canada) for the development and commercialization of Focalin ("d-MPH"); an agreement with Biovail Corporation International, wherein we granted to Biovail exclusive Canadian marketing rights for d-MPH; and agreements with Pharmion Corporation and Penn Pharmaceuticals Services Limited to expand the THALOMID franchise internationally; and an agreement with GlaxoSmithKline to distribute, promote and sell ALKERAN. Our present and future arrangements may be jeopardized if any or all of the following occur:

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

We use some hazardous materials in our research and development activities. While we believe we are currently in substantial compliance with the federal, state and local laws and regulations governing the use of these materials, we cannot be certain that accidental injury or contamination will not occur. Any such accident or contamination could result in substantial liabilities that could exceed our insurance coverage and financial resources. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future, requiring us to expend more financial resources either in compliance or in purchasing supplemental insurance coverage.

THE PHARMACEUTICAL INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH PRESENTS NUMEROUS RISKS TO US.

The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. If we are delayed in receiving, or are unable to obtain at all, necessary governmental approvals, we will be unable to effectively market our products.

The testing, marketing and manufacturing of our products require regulatory approval, including approval from the FDA and, in some cases, from the U.S. Environmental Protection Agency or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. Certain of our pharmaceutical products, such as Focalin, fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency ("DEA") of the U.S. Department of Justice in order to handle and distribute these products. The regulatory approval process presents several risks to us:

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

o Approved drugs, as well as their manufacturers, are subject to continuing and ongoing review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market.

o Regulatory authorities and agencies may promulgate additional regulations restricting the sale of our existing and proposed products.

o Once a product receives marketing approval, the FDA may not permit us to market that product for broader or different applications, or may not grant us clearance with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing clearances in a significant manner or promulgate additional regulations restricting the sale of our present or proposed products.

o Our labeling and promotional activities relating to our products are regulated by the FDA and state regulatory agencies and, in some circumstances, by the DEA, and are subject to associated risks. If we fail to comply with FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, the FDA, or the Office of the Inspector General of the Department of Health and Human Services, or the state Attorneys General could bring an enforcement action against us that could inhibit our marketing capabilities as well as result in significant penalties.

FDA's Center for Biologics Evaluation and Research ("CBER") currently regulates under 21 CFR Parts 1270 and 1271 human tissue intended for transplantation that is recovered, processed, stored, or distributed by methods that do not change tissue function or characteristics and that is not currently regulated as a human drug, biological product, or medical device. Stem cells fall within this category. Part 1270 requires tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease, and to maintain records. It also provides for inspection by FDA of tissue establishments. Part 1271 requires human cells, tissue, and cellular and tissue-based product establishments (HCT/Ps) to register with the agency and list their HCT/Ps.

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

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY.

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties, when necessary, and conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical firms, including ours, can be uncertain and involve complex legal and factual questions.

Under the current U.S. patent laws, patent applications in the United States are maintained in secrecy from six to 18 months, and publications of discoveries in the scientific and patent literature often lag behind actual discoveries. Thus, we may discover, sometime in the future, that we, or the third parties from whom we have licensed patents or patent applications, were not the first to make the inventions covered by the patents and patent applications in which we have rights, or that such patents and patent applications were not the first to be filed on such inventions. In the event that a third party has also filed a patent application for any of the inventions described in our patents or patent applications, or those we have licensed-in, we could become involved in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention. Such an interference could result in the loss of an issued U.S. patent or loss of any opportunity to secure U.S. patent protection for that invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

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

On January 15, 2004, an opposition proceeding was brought by Celltech R&D Ltd. against granted European Patent 0728143 relating to JNK 1 and JNK 2 polypeptides. This procedure is directed to only the claims for JNK 2 and not JNK 1. We intend to respond to this proceeding. Decisions on the merits to be rendered in the various proceedings are not expected until late 2004 at the earliest.

It is also possible that third-party patent applications and patents could issue with claims that cover certain aspects of our business or of the subject matter claimed in the patents owned or optioned by us or licensed to us, which may limit our ability to conduct our business or to practice under our patents, and may impede our efforts to obtain meaningful patent protection of our own. If patents are issued to third parties that contain competitive or conflicting claims, we may be legally prohibited from pursuing research, development or commercialization of potential products or be required to obtain licenses to these patents or to develop or obtain alternative technology. We may be legally prohibited from using patented technology, may not be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or may not be able to obtain or develop alternative technologies. Consequently, if we cannot successfully defend against any patent infringement suit that may be brought against us by a third party, we may lose the ability to continue to conduct our business as we presently do, or to practice certain subject matter delineated by patent claims that we have exclusive rights to, whether by ownership or by license, and that may have a material adverse effect on our business.

We rely upon trademarks and service marks to protect our rights to the intellectual property used in our business. On October 29, 2003, we filed a lawsuit against Centocor, Inc. to prevent Centocor's use of the term "I.M.I.D.s" in connection with Centocor's products, which use, we believe, is likely to cause confusion with our IMiDs(TM) mark for compounds being developed by us to treat cancer and inflammatory diseases. If we are not successful in this suit, it may be necessary for us to adopt a different trademark for that class of compounds and thereby lose the value we believe we have built in the IMiDs(TM) mark.

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

In addition, our right to practice the inventions claimed in some patents that relate to THALOMID arises under licenses granted to us by others, including The Rockefeller University and Children's Medical Center Corporation ("CMCC"). In addition to these patents, which relate to thalidomide, we have also licensed from CMCC certain patents relating to thalidomide analogs. In December 2002, we entered into an exclusive license agreement with CMCC and EntreMed. Inc. Pursuant to which CMCC exclusively licensed to us certain patents and patent applications that relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and all stereoisomers thereof. Our license under the December 2002 agreement is worldwide and royalty-bearing, and we have complete control over the prosecution of the licensed thalidomide analog patent rights. The December 2002 agreement also grants us an option to inventions in the field of thalidomide analogs that may be developed at CMCC in the laboratory of Dr. Robert D'Amato, pursuant to the terms and conditions of a separate Sponsored Research Agreement negotiated between CMCC and us.

During the fourth quarter of 2003, Pharmion, our exclusive licensee for thalidomide in all countries outside North America, Japan, China, Taiwan and Korea, sued Lipomed A.G. and certain of its distributors, in the UK, Switzerland, Germany and Italy for infringement of European Patent EP 0 688 211. This suit was brought in connection with their sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma. Celgene is a co-plaintiff to the proceedings in Switzerland, Italy and Germany. Injunctive relief that prevents the defendants from making any further sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma and damages are sought. Preliminary injunctions in Italy and Switzerland pending a decision on the merits is also sought. Decisions on the merits to be rendered in the various proceedings are not expected until late 2004 at the earliest.

Further, while we believe these confidentiality and license agreements to be valid and enforceable, our rights under these agreements may not continue or disputes concerning these agreements may arise. If any of the foregoing should occur, we may be unable to rely upon our unpatented proprietary and trade secret technology, or we may be unable to use the third party proprietary technology we have licensed-in, either of which may prevent or hamper us from successfully pursuing our business.

THE PHARMACEUTICAL INDUSTRY IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID AND SIGNIFICANT TECHNOLOGICAL CHANGE.

The pharmaceutical industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, such as:

o Bristol Myers Squibb Co., which potentially competes in clinical trials with our IMiDs and SelCIDs;

o Genentech Inc., which potentially competes in clinical trials with our IMiDs and SelCIDs;

o AstraZeneca p.l.c., which potentially competes in clinical trials with our IMiDs and SelCIDs;

o Millennium Pharmaceuticals, which potentially competes in clinical trials with our IMiDs and SelCIDs as well as with THALOMID;

o Genta Co., which potentially competes with our IMiDs and SelCIDs as well as with THALOMID;

o Cell Therapeutics Inc., which potentially competes in clinical trials with our IMiDs and SelCIDs as well as with THALOMID;

o Vertex Pharmaceuticals Inc., which potentially competes in clinical trials with our kinase inhibitors; and

o Biogen IDEC Inc. and Ilex Oncology, Inc., both of which are generally developing drugs that address the oncology and immunology markets, although we are not aware of specific competing products.

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

Achieving the expected benefits of the Anthrogenesis acquisition, which was consummated on December 31, 2002, will depend in large part on the successful integration and management of certain aspects of the combined businesses in a timely and efficient manner and the scale-up and commercialization of Anthrogenesis' technologies and products. We must integrate the information systems, product development, administration and other operations of the combined company. This may be difficult and unpredictable because of possible cultural conflicts and different opinions on technical, operational and other integration decisions. We must also integrate the employees of the combined company. The operations, management and personnel of the combined company may not be compatible, and we may experience the loss of key personnel for that reason.

If we are not successful in these integration efforts, we may not realize the full expected benefits of the Anthrogenesis acquisition.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO SELL THE COMMON STOCK WHEN YOU WANT OR AT PRICES YOU FIND ATTRACTIVE.

There has been significant volatility in the market prices for publicly traded shares of biopharmaceutical companies, including ours. We expect that the market price of our common stock will continue to fluctuate. In 2002, the intra-day price of our common stock fluctuated from a high of $32.20 to a low of $11.32. In 2003, the intra-day price of our common stock fluctuated from a high of $48.88 to a low of $20.15. On March 12, 2004 our common stock closed at a price of $44.40. The price of our common stock may not remain at or exceed current levels. The following factors may have an adverse impact on the market price of our common stock:

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

In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock.

THE NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE WOULD DILUTE THE OWNERSHIP INTEREST OF EXISTING STOCKHOLDERS AND COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. As of March 1, 2004, there were outstanding stock options and warrants for 12,305,566 shares of common stock, of which 11,366,172 were currently exercisable at an exercise price range between $0.15 and $70.00, with a weighted average exercise price of $24.27. These amounts include outstanding options and warrants of Anthrogenesis that we assumed as part of our acquisition of Anthrogenesis on December 31, 2002 and that were converted into outstanding options and warrants of our common stock pursuant to an exchange ratio. In addition, in June 2003, we issued $400.0 million of unsecured convertible notes that are convertible into 8,255,920 shares of our common stock at a conversion price of approximately $48.45 per share. The conversion of some or all of these notes will dilute the ownership interest of existing stockholders.

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

Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which may also dissuade a potential acquirer of our common stock.

AVAILABLE INFORMATION

Our current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission ("SEC"), and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (http://www.celgene.com) as soon as reasonably practicable after such filing. Such reports will remain available on our website for at least twelve months. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. PROPERTIES

We lease an aggregate of 92,100-square feet of laboratory and office space in Warren, New Jersey, under various leases with unaffiliated parties, which have lease terms ending between June 2005 and July 2010 with renewal options ranging from either one or two additional five-year terms. Annual rent for these facilities is approximately $1.0 million. We also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party that has a term ending in March 2009 with two five-year renewal options. Annual rent for this facility is approximately $0.5 million.

In December 2001, we entered into a lease to consolidate our San Diego, California, operations into one building. The 78,202-square foot laboratory and office facility in San Diego, California was leased from an unaffiliated party and has a term ending in August 2012 with one five-year renewal option. Annual rent for this facility is approximately $1.8 million and is subject to specified annual rental increases. Under the lease, we also are required to reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs.

Upon completion of the acquisition of Anthrogenesis on December 31, 2002, we assumed two separate leases in the same facility for office and laboratory space in Cedar Knolls, New Jersey and have subsequently entered into one additional lease for additional space in the same facility. The leases are for an aggregate 20,000-square feet with annual rent of approximately $0.2 million. We also are required to reimburse the lessor for real estate taxes, insurance, utilities maintenance and other operating costs. The leases have terms ending between September 2007 and April 2009 with renewal options ranging from either one or two additional five-year terms. In November of 2002, Anthrogenesis entered into a lease for an additional 11,000 square feet of laboratory space in Baton Rouge, Louisiana. The lease has a five-year term with a three-year renewal option. Annual rent for this facility is approximately $0.1 million.

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

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low bid prices per share of common stock on the Nasdaq National Market:

--------------------------------------------------------------------------------
                                                  HIGH                    LOW
                                                 -------------------------------
     2003
     Fourth Quarter                              $48.15                 $36.52
     Third Quarter                                48.88                  28.52
     Second Quarter                               37.13                  21.80
     First Quarter                                27.95                  20.15

     2002
     Fourth Quarter                              $25.50                 $15.06
     Third Quarter                                21.35                  11.39
     Second Quarter                               25.20                  11.32
     First Quarter                                32.20                  21.52
--------------------------------------------------------------------------------

The last reported sales price per share of common stock on the Nasdaq National Market on March 12, 2004 was $44.40. As of March 1, 2004, there were approximately 41,522 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2003:


-------------------------------------------------------------------------------------------------------
                                        NUMBER OF                                NUMBER OF SECURITIES
                                     SECURITIES TO BE           WEIGHTED-         REMAINING AVAILABLE
                                        ISSUED UPON         AVERAGE EXERCISE      FOR FUTURE ISSUANCE
                                        EXERCISE OF              PRICE OF            UNDER EQUITY
                                        OUTSTANDING            OUTSTANDING        COMPENSATION PLANS,
                                     OPTIONS, WARRANTS      OPTIONS, WARRANTS    EXCLUDING SECURITIES
                                        AND RIGHTS              AND RIGHTS      REFLECTED IN COLUMN (A)
        PLAN CATEGORY                       (A)                    (B)                    (C)
--------------------------------------------------------- ---------------------------------------------
Equity compensation plans              11,245,004                 $26.15                2,486,908
  approved by security holders
Equity compensation plans not             911,052                 $12.44                  113,757
   approved by security holders
                                   --------------------------------------------------------------------
Total                                  12,156,056                 $25.12                2,600,665
=======================================================================================================

The Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan has not been approved by our stockholders. As a result of the acquisition of Anthrogenesis on December 31, 2002, we acquired the Anthrogenesis Qualified Employee Incentive Stock Option Plan (the "Qualified Plan") and the Non-Qualified Recruiting and Retention Stock Option Plan (the "Non-Qualified Plan"). No future awards will be granted under the Non-Qualified Plan. The Qualified Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment. The exercise price of any stock option granted under the Qualified Plan may not be less than the fair market value of the common stock on the date of grant. In general, options granted under the Anthrogenesis' Qualified Plan vest evenly over a four year period and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period is subject to certain acceleration provisions if a change in control occurs. No award will be granted under the Qualified Plan on or after December 31, 2008.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001 and the Consolidated Balance Sheet data as of December 31, 2003 and 2002 are derived from our Consolidated Financial Statements which have been audited by KPMG LLP, independent certified public accountants, and which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statement of Operations for the years ended December 31, 2000 and 1999 and the Consolidated Balance Sheet data as of December 31, 2001, 2000 and 1999 are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP and which are not included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results of operations.


--------------------------------------------------------------------------------------------------------------------------------
                                                                               YEARS ENDED DECEMBER 31,
In thousands, except per share data                       2003            2002            2001            2000            1999
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENT OF
OPERATIONS DATA:
  Total revenue                                        $ 271,475       $ 135,746       $ 114,243       $  84,908       $  38,192
  Costs and operating expenses                           274,124         259,875         139,186         119,217          68,857
  Other income (expense), net                             16,128          23,031          20,807          15,496          (1,990)
  Income tax benefit (provision)                            (718)             98           1,232           1,810           3,018
                                                       -------------------------------------------------------------------------
  Income (loss) from continuing
   operations                                             12,761        (101,000)         (2,904)        (17,003)        (29,637)
  Preferred stock dividend (including accretion
   and imputed dividends)                                     --              --              --              --             818
                                                       -------------------------------------------------------------------------
  Income (loss) from continuing operations
   applicable to common stockholders                   $  12,761       $(101,000)      $  (2,904)      $ (17,003)      $ (30,455)
                                                       =========================================================================
  Income (loss) from continuing operations
   applicable to common stockholders per share of
   common stock(1):
  Basic                                                $    0.16       $   (1.31)      $   (0.04)      $   (0.25)      $   (0.59)
  Diluted                                              $    0.15       $   (1.31)      $   (0.04)      $   (0.25)      $   (0.59)
  Weighted average number of shares of common
   stock outstanding (1):
  Basic                                                   80,887          77,337          75,108          66,598          51,449
  Diluted                                                 85,398          77,337          75,108          66,598          51,449
--------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEET DATA:
  Cash and cash equivalents, and marketable
   securities                                          $ 666,967       $ 261,182       $ 310,041       $ 306,162       $  28,947
  Total assets                                           791,336         327,287         353,982         346,726          46,873
  Long-term obligations under capital leases and
   equipment notes payable                                    16              40              46             633           1,828
  Convertible notes                                      400,000              --          11,714          11,714          38,495

  Accumulated deficit                                   (308,856)       (322,367)       (222,367)       (220,455)       (204,170)
  Stockholders' equity (deficit)                         310,054         276,698         310,425         295,533          (9,727)
--------------------------------------------------------------------------------------------------------------------------------

(1) Amounts have been adjusted for the three-for-one stock split effected in April 2000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are an integrated global pharmaceutical company primarily engaged in the discovery, development and commercialization of novel therapies for the treatment of cancer and immunological diseases. We currently market THALOMID, our lead product, for the treatment of erythema nodosum leprosum ("ENL"), which is more widely used off-label for treatment in multiple myeloma and other cancers. Despite dosage decreases over the past several years, THALOMID sales have grown rapidly as the number of patients using THALOMID has increased steadily. The success of THALOMID has enabled us to invest heavily in research and development spending, which has resulted in a broad portfolio of products in the our discovery pipeline. Moreover, using years of clinical data generated through the study of thalidomide, we have developed a promising pipeline of THALOMID analogs (e.g., IMiDs(TM)). These compounds have been optimized to have the beneficial attributes of thalidomide while having minimized its negative attributes and side effects. REVLIMID(TM), one of our clinical stage IMiDs, is now being tested in ongoing pivotal Phase III special protocol assessment trials and Phase II trials that have the potential to result in FDA approval in 2005. Given REVLIMID's potentially superior safety and efficacy profile, its higher profitability projections and the leverage we can achieve from our established oncology salesforce, we expect the launch of REVLIMID to result in a significant growth to our bottom-line. We believe that the success of THALOMID, the growth opportunities of REVLIMID and a broad portfolio of products coupled with our solid cash position, places us in a good position within the biotechnology industry.

INDUSTRY-WIDE FACTORS

Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products, the timing of the introduction and market acceptance of new products by us or competing companies, the timing of research and development milestones and our ability to control costs. For further discussion about risks, refer to "Risk Factors" contained in Part I,
Item I of this document.

Industry-wide factors that we are focused on include, among others, near-term competition for THALOMID, delays in the introduction of REVLIMID and, in the longer-term, failure to commercialize our early stage drug candidates.

Near Term Competition for THALOMID: In June 2003, the FDA approved Millenium Pharmaceuticals, Inc's. Velcade(R) for use in refractory multiple myeloma patients. While it's possible that Velcade could reduce THALOMID sales in multiple myeloma, we believe that THALOMID will continue to be used as a first line treatment and that Velcade will likely be used in patients that have not had success with THALOMID. Also, generic competition could reduce THALOMID sales. However, we believe this is unlikely, at least in the near term, given the fact that we have four patents that expire between the years 2018 and 2020 covering the "System for Thalidomide Education and Prescribing Safety," or S.T.E.P.S., distribution system, which all patients receiving thalidomide must follow and several issued patents covering THALOMID use in oncology. Even if generic competition could manage to enter the market, it is unlikely they could do so before 2006 given the time needed to commercialize a product, and by that time, we expect to have at least partially replaced THALOMID with REVLIMID.

Delay In The Introduction of REVLIMID: While we have made excellent progress in our efforts to accelerate the path to regulatory approval of REVLIMID now being tested in ongoing pivotal Phase III special protocol assessment trials and Phase II trials, all of which remain on or ahead of their planned patient accrual timelines for potential approvals in 2005, a delay in the introduction of REVLIMID or its failure to demonstrate efficacy or an acceptable safety profile could adversely affect our business, financial condition and results of operations.

Failure To Commercialize Early Stage Drug Candidates: Our long-term success and sustainability is dependent on our ability to move our earlier stage drug candidates through development and to realize the commercial potential of our broad pipeline.

COMPANY BACKGROUND

Celgene was organized in 1980 as a unit of Celanese Corporation, a chemical company. In 1986, we were spun-off as an independent chemical biotechnology company and in July 1987, we completed an initial public offering of our common stock. At first, our operations involved the research and development of chemical and biotreatment processes for the chemical and pharmaceutical industries. In 1994, we discontinued the biotreatment operations to focus on our targeted small molecule cancer and immunology compound development programs and our biocatalytic chiral chemistry program.

Between 1990 and 1998, our revenues were generated primarily through the development and supply of chirally pure intermediates to pharmaceutical companies for use in new drug development and, to a lesser degree, from agrochemical research and development contracts. Sales of chirally pure intermediates became a less integral part of our strategic focus and, in January 1998, we sold chiral intermediates business to Cambrex Corporation. Revenue from THALOMID sales, license agreements and milestone payments related to our cancer and immunology programs began to increase at this time.

In July 1998, we received approval from the FDA to market THALOMID (thalidomide) for use in ENL, a side effect of leprosy, and, in September 1998, we commenced sales of THALOMID in the United States. Sales of THALOMID, our lead product, have grown significantly each year since the launch and, in 2001, 2002 and 2003 we recorded net THALOMID sales of $82.0 million, $119.1 million and $223.7 million, respectively.

In February 2000, we completed a follow-on public offering in which we raised proceeds, net of offering expenses, of approximately $278.0 million. In April 2000, we signed a license and development agreement with Novartis Pharma AG in which we granted to Novartis a license for d-MPH, our chirally pure version of Ritalin. The agreement provides for significant upfront and milestone payments based on achieving various regulatory approvals and royalties on the entire family of Ritalin products upon approval of d-MPH by the FDA. We have retained the rights for the use of d-MPH in oncology indications. We received approval from the FDA to market d-MPH, or Focalin(TM), on November 14, 2001.

In August 2000, we acquired Signal Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease and, in December 2002, we acquired Anthrogenesis Corp., a privately held biotherapeutics company pioneering the recovery of stem cells from human placental tissue following the completion of a full-term, successful pregnancy.

In March 2003, we entered into a three-year supply and distribution agreement with GlaxoSmithKline ("GSK") to distribute, promote and sell ALKERAN (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and for palliation of carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN tablets and ALKERAN for injection from GlaxoSmithKline and distributes the products in the United States under the Celgene label. The agreement, which provides us with an approved oncology product, requires that we purchase certain minimum quantities each year for an initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period. At

December 31, 2003, the remaining minimum purchase requirements under the agreement were $43.5 million.

In June 2003, we raised an additional $387.8, net of expenses, through the issuance of unsecured convertible notes to qualified institutional buyers. The notes have a face value of $400.0 million, a term of five-years, a coupon rate of 1.75% payable semi-annually and are convertible at any time into 8,255,920 shares of common stock at a conversion price of $48.45 per share, which represents a 50% premium to our closing stock price on May 28, 2003.

Until 2003, we had sustained losses in each year since our incorporation in 1986. For the year ended December 31, 2003, we posted net income of $13.5 million. We had an accumulated deficit of $308.9 million at December 31, 2003 and have since our inception financed our working capital requirements primarily through product sales, public and private sales of our equity securities and debt, income earned on the investment of the proceeds from the sale of such securities and revenues from research contracts and license payments. We expect to make substantial expenditures to further develop and commercialize our products. We expect that our rate of spending will accelerate as a result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of products now in development. However, these expenditures are expected to be more than offset by increasing product sales, royalties, revenues from various research collaborations and license agreements with other pharmaceutical and biopharmaceutical companies, and investment income.

RESULTS OF OPERATIONS -
FISCAL YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Total Revenue: Total revenue and related percentages for the years ended December 31, 2003, 2002 and 2001 were as follows:


--------------------------------------------------------------------------------------------------------
                                                                                         % CHANGE
                                                                                     -------------------
                                                                                      2002       2001
                                                                                       TO         TO
(In thousands)                             2003          2002          2001           2003       2002
--------------------------------------------------------------------------------------------------------
Net product sales:
   THALOMID                              $223,686      $119,060      $ 82,003         87.9%       45.2%
   Focalin                                  2,383         3,861         2,192        (38.3%)      76.1%
   ALKERAN                                 17,827            --            --          N/A         N/A
   Stem Cell Therapies                        557            --            --          N/A         N/A
                                         ------------------------------------
Total net product sales                  $244,453      $122,921      $ 84,195         98.9%       46.0%
Collaborative agreements
   and other revenue                       15,174         8,115        28,149         87.0%      (71.2%)
Royalty revenue                            11,848         4,710            --        151.5%        N/A
Related-party collaborative
   agreement revenue                           --            --         1,899          N/A         N/A
                                         ------------------------------------
Total revenue                            $271,475      $135,746      $114,243        100.0%       18.8%
========================================================================================================

THALOMID net sales increases in 2003 and 2002 were due to the combination of price increases and increasing use by oncologists in the treatment of various types of cancers, especially first line use in multiple myeloma. THALOMID net sales in 2003 also benefited from the market introduction of two new higher strength formulations during the first half of 2003, which had higher per unit sales prices. Net sales of Focalin, which received FDA approval in November 2001, were lower in 2003 due to the timing of shipments to Novartis for their commercial distribution. The ALKERAN supply and distribution agreement with GlaxoSmithKline was executed in March 2003 and sales of ALKERAN began during the second quarter of 2003. Consequently, sales for this product are reflected only in the 2003 period.

Collaborative agreements and other revenue for the year ended December 31, 2003 included primarily $6.0 million related to the agreement to terminate the Gelclair co-promotion agreement between OSI Pharmaceuticals Inc. and Celgene, $4.3 million of research and license funding received in connection with the Pharmion collaboration agreements, $1.3 million of reimbursements from Novartis for shipments of bulk raw material used in the formulation of Focalin LA and utilized in clinical studies conducted by Novartis and $2.9 million of revenue from the Stem Cell Therapies segment, which became effective with the acquisition of Anthrogenesis on December 31, 2002. The 2002 period included primarily $4.9 million of amortization of an up-front payment and a $1.0 million milestone payment received from Novartis Pharma AG in connection with the SERM license agreement, $1.2 million of license revenue from Pharmion and $0.5 million of certain other milestone payments. The 2001 period included primarily $10.4 million of amortization of upfront payments related to two separate agreements with Novartis and a milestone payment of $12.5 million from Novartis for receiving FDA approval to market Focalin.

Royalty revenue reflects royalties received from Novartis on sales of their entire family of Ritalin drugs. There was no related party revenue in 2003 and 2002 as the agreement with Axys Pharmaceuticals, which we treated as a related party in 2001 and under which we recorded revenue of $1.9 million in 2001 expired in October 2001.

Cost of Goods Sold: Cost of goods sold and related percentages for the years ended December 31, 2003, 2002 and 2001 were as follows:

         ---------------------------------------------------------------------
         (In thousands $)                        2003        2002        2001
         ---------------------------------------------------------------------
         Cost of goods sold                    $ 49,085    $ 17,322   $ 13,571
         Increase from prior year              $ 31,763    $  3,751        N/A
         Percentage increase from prior year      183.4%       27.6%       N/A
         Percentage of net product sales           20.1%       14.1%      16.1%
         =====================================================================

Cost of goods sold increased in 2003 compared to 2002, primarily due to a significant increase in THALOMID sales volumes, higher royalties on THALOMID product sales and the introduction of ALKERAN. The increase in cost of goods sold as a percentage of net product sales in 2003 compared to 2002 was primarily due to the introduction of ALKERAN, which has a significantly higher cost structure than THALOMID, partially offset by higher gross profits on THALOMID due to price increases initiated during the year and by higher 2002 sales of Focalin, which also has a higher cost structure than THALOMID. Similar to 2003, cost of goods sold increased in 2002 compared to 2001, due to a significant increase in THALOMID sales volumes. Also contributing to the 2002 increase were higher sales of Focalin, which as indicated above, has a higher cost structure than THALOMID and higher THALOMID product royalties resulting from higher sales and thereby triggering higher royalty percentages.

Focalin product costs incurred prior to its approval in November 2001 were expensed as research and development expenses. Focalin actual costs will continue to be lower than its standard costs until the product associated with the previously expensed costs are completely sold.

Research and Development: Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, and allocated facilities charges such as building rent and utilities.

Research and development expenses and related percentages for the years ended December 31, 2003, 2002 and 2001 were as follows:


       -----------------------------------------------------------------------
       (In thousands $)                          2003        2002        2001
       -----------------------------------------------------------------------
       Research and development
          expenses                            $ 122,700   $  84,924   $ 67,653
       Increase from prior year               $  37,776   $  17,271      N/A
       Percentage increase from prior year         44.5%       25.5%     N/A
       Percentage of total revenue                 45.2%       62.6%      59.2%
       =======================================================================

Research and development expenses increased in 2003 compared to 2002, primarily due to the initiation of several large studies related to our THALOMID and REVLIMID clinical programs in the second half of 2002. In 2003, approximately $82.0 million was spent on THALOMID and its follow on compounds (i.e., the IMiDs and SelCIDs) and Focalin, primarily for preclinical toxicology, phase I/II and phase III clinical trials and regulatory expenses, approximately $37.1 million was spent in gene regulation, target and drug discovery and agro-chemical programs, and approximately $3.7 million was spent on stem cell therapy programs, primarily for internal headcount related expenses, laboratory supplies and product development costs. In 2002, approximately $49.1 million was spent on THALOMID and the IMiDs and SelCIDs compounds, primarily for preclinical toxicology and phase I/II clinical trials, the initiation of our phase III clinical trials in multiple myeloma and metastatic melanoma and legal expenses related to patent filings and approximately $35.8 million was spent in gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs. In 2001, approximately $33.1 million was spent on THALOMID and the IMiDs and SelCIDs compounds, primarily for preclinical toxicology and phase I/II clinical trials, regulatory expenses for preparation of a supplementary New Drug Application ("sNDA") for THALOMID in multiple myeloma and legal expenses related to patent filings, approximately $2.8 million was spent for Focalin, primarily for drug supply that was expensed prior to FDA approval and approximately $31.8 million was spent in gene regulation, target discovery and agro-chemical programs, primarily for internal headcount related expenses, laboratory supplies and product development costs. As total revenue increases, research and development expense may continue to decrease as a percent of total revenue, however the actual dollar amount will continue to increase as earlier stage compounds are moved through the preclinical and clinical stages.

For information about the commercial status, target diseases and the development of our drug compounds, refer to the product overview table contained in Part I,
Item I of this document. In general, the estimated times to completion within the various stages of clinical development are as follows:

               ------------------------------------------------------------
               CLINICAL PHASE                       ESTIMATED COMPLETION
                                                            TIME
               ------------------------------------------------------------
               Phase I                                    1-2 years
               Phase II                                   2-3 years
               Phase III                                  2-3 years
               ------------------------------------------------------------

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

Selling, General and Administrative: Selling expenses consist of salaries and benefits for sales and marketing and customer service personnel, warehousing and distribution costs, and other commercial expenses to support the sales force and the education and registration efforts underlying the S.T.E.P.S. program. General and administrative expenses consist primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes.

Selling, general and administrative expenses and related percentages for the years ended December 31, 2003, 2002 and 2001 were as follows:

         -----------------------------------------------------------------------
         (In thousands $)                          2003      2002       2001
         -----------------------------------------------------------------------
         Selling, general and administrative
            expenses                            $ 102,339  $  69,717  $  57,962
         Increase from prior year               $  32,622  $  11,755      N/A
         Percentage increase from prior year         46.8%      20.3%     N/A
         Percentage of total revenue                 37.7%      51.4%      50.7%
         =======================================================================

Selling, general and administrative expenses increased in 2003 compared to 2002, primarily due to $10.1 million of expenses incurred within the Stem Cell Therapies segment, which became effective with the acquisition of Anthrogenesis in December 2002, an increase of approximately $12.0 million in commercial expenses related to the expansion of the sales and marketing organization and an increase in customer service staff and an increase of approximately $10.0 million in general administrative and medical affairs expenses. Selling, general and administrative expenses increased in 2002 compared to 2001, primarily due to an increase in commercial expenses to support the commercialization of THALOMID, with an increase of approximately $4.9 million in sales and marketing expenses primarily related to our sales force expansion. As a percent of total revenue, selling, general and administrative expenses decreased to approximately 38% in 2003 from approximately 51% in both the 2002 and 2001 periods.

Litigation Settlement and Related Agreements: In December 2002, we entered into a series of agreements with EntreMed, Inc. and Children's Medical Center Corporation ("CMCC") to effectively terminate ongoing litigation relating to patents for thalidomide analogs and to grant an exclusive license to Celgene for the rights to those patents. Under the terms of an Asset Purchase Agreement with EntreMed, we paid to EntreMed $10.0 million for all thalidomide analog patents and associated clinical data and records, and the termination of any litigation surrounding those patents. Under the terms of a Securities Purchase Agreement with EntreMed, we acquired from EntreMed 3,350,000 shares of Series A Convertible Preferred Stock, and warrants for an additional 7,000,000 common shares for approximately $16.8 million. We completed an assessment of the estimated realizable value of the investment. Considering the level of the Company's ownership interest in EntreMed, its history of operating losses and the fact that EntreMed is a clinical-stage biopharmaceutical company engaged primarily in research and development activities with proposed products and research programs in the early stage of clinical development, and based on such assessment, the entire amount of such Preferred Stock was written down.

We also signed an exclusive license agreement with CMCC that terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted us an exclusive worldwide license for the analog patents. We paid to CMCC $2.5 million under this agreement with another $2.5 million payable between 2004 and 2006, the present value of which totaled $2.2 million and was expensed in 2002. Additionally, we entered into a five year sponsored research agreement with CMCC whereby we have committed $0.3 million per year in funding. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

We recorded a charge to earnings for the cost of these agreements and related expenses of $32.2 million in 2002 including the write down of the EntreMed Series A Convertible Preferred Stock and certain legal expenses incurred in connection with the settlement. For more information on the litigation settlement and related agreements, refer to Note 4 of the Notes to the Consolidated Financial Statements.

Acquired In-Process Research and Development: On December 31, 2002, we completed the acquisition of Anthrogenesis Corp., which now operates as Celgene Cellular Therapeutics, for an aggregate purchase price of $60.0 million. The acquisition was accounted for using the purchase method of accounting for business combinations, under which approximately $55.7 million was allocated to IPR&D and charged to expense at the acquisition date. For more information on the Anthrogenesis acquisition, refer to Notes 2 and 18 of the Notes to the Consolidated Financial Statements.

Interest and other income: Interest and other income decreased approximately 5.5% to $21.8 million in 2003, from $23.1 in 2002. The decrease was primarily due to lower interest income as a result of lower interest rates in 2003, partially offset by an increase of $1.4 million in realized gains on marketable securities. Interest and other income increased approximately 10.4% to $23.1 million in 2002, from $20.9 million in 2001. The increase was primarily related to higher realized gains of approximately $5.0 million on sales of certain marketable securities partially offset by lower interest income on lower average cash balances and lower yields on our securities during 2002.

Interest expense: Interest expense was approximately $5.7 million in 2003 and reflects interest on the $400 million unsecured convertible notes issued on June 3, 2003. Interest expense for the 2002 and 2001 periods was immaterial.

Income tax benefit (provision): In 2003 we recognized tax expense of $1.1 million for federal and state purposes and in 2002, we recognized $0.4 million for state tax purposes. During 2003, 2002 and 2001, we also recognized a tax benefit of $0.4 million, $0.7 million and $1.2 million, respectively, from the sale of certain state net operating loss carryforwards.

Income (Loss) from continuing operations: Income (loss) from continuing operations and per common share amounts for the years ended December 31, 2003, 2002 and 2001 were as follows:


      -------------------------------------------------------------------------------------------
      (In thousands, except per share amounts)            2003          2002             2001
      -------------------------------------------------------------------------------------------
      Income (loss) from continuing
           operations                                 $     12,761   $   (101,000)   $     (2,904)
      Per common share amounts:
           Basic                                      $       0.16   $      (1.31)   $      (0.04)
           Diluted                                    $       0.15   $      (1.31)   $      (0.04)
      Weighted average number of shares of
           common stock utilized to calculate per
           common share amounts
           Basic                                        80,887,000     77,337,000      75,108,000
           Diluted                                      85,398,000     77,337,000      75,108,000
      ===========================================================================================

In 2003, we recorded income from continuing operations for the first time since our inception in 1986. Income (loss) from continuing operations increased in 2003 due to an increase in total revenues of approximately $135.8 million, lead by an increase in THALOMID net sales of $104.6 million and first-time ALKERAN sales of $17.8 million and one-time costs incurred in 2002 of $55.7 million from the write-off of acquired in-process research and development related to the Anthrogenesis acquisition and $32.2 million associated with litigation settlement and related agreements with EntreMed, Inc. and CMCC. Offsetting these increases were higher operating costs and expenses of approximately $102.2 million, a decrease in other income and expense of approximately $6.9 million and, from a per share perspective, the higher number of shares of common stock utilized to calculate the per common share amounts in 2003. The loss from continuing operations increased significantly in 2002 compared to 2001 primarily due to the aggregate one-time costs of $87.9 million described above, an increase of $32.8 million in other operating costs and expenses and a decrease of $1.1 million in the income tax benefit, partially offset by an increase in total revenue of $21.5 million and an increase in net interest and other income and expense of $2.2 million.

Gain on sale of chiral assets: In January 1998, we completed the sale of our chiral intermediate business to Cambrex Corporation. Pursuant to the minimum royalty provisions of the agreement, we received approximately $0.8 million, $1.0 million and $1.0 million in 2003, 2002 and 2001, respectively. For more information on the disposition of the chiral intermediates business, refer to Notes 2 of the Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, working capital requirements have been financed primarily through product sales, private and public sales of debt and equity securities, income earned on the investment of such securities and revenue from research contracts and license and milestone payments. Since our initial product launch in the third quarter of 1998, we have recorded net product sales totaling approximately $541.2 million through December 31, 2003. On June 3, 2003, we issued convertible notes to institutional investors in the amount of $400.0 million. Proceeds from the transaction, net of debt issuance costs, were approximately $387.8 million.

Net working capital, (i.e., current assets minus current liabilities) at December 31, 2003 increased approximately 161% to $658.3 million from $251.8 million at December 31, 2002. The increase was primarily due to higher total cash, cash equivalents and marketable securities balances, as well as increases in both inventory, with the addition of ALKERAN, and trade receivables, due to the increase in THALOMID sales, partially offset by an increase in accrued expenses.

Cash and cash equivalents increased to $267.5 million at December 31, 2003 from $85.5 million at December 31, 2002 and investments in marketable securities available for sale increased to $399.5 million at December 31, 2003, from $175.7 million at December 31, 2002. The increase in cash, cash equivalents and marketable securities was primarily due to the net proceeds of $387.8 million received in connection with the $400 million convertible note offering on June 3, 2003.

We expect the rate of spending to increase as a result of research and product development spending, increased clinical trial costs, increased expenses associated with the regulatory approval process and commercialization of products currently in development, increased costs related to the commercialization of THALOMID and increased capital investments. Existing cash and cash equivalents and marketable securities available for sale, combined with increasing THALOMID product sales, the introduction of ALKERAN and various research agreements and collaborations are expected to provide sufficient capital for our operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2003:


------------------------------------------------------------------------------------------
                                                       PAYMENT DUE BY PERIOD
                                                       ---------------------
                                      LESS THAN                        MORE THAN
(millions of dollars)                  1 YEAR    1-3 YEARS  3-5 YEARS  5 YEARS     TOTAL
------------------------------------------------------------------------------------------
Convertible Note Obligations           $  --     $   --     $  400.0   $   --     $  400.0
Operating leases                           3.7        7.0        6.2        8.9       25.8
ALKERAN supply and distribution
 agreement                                18.5       25.0       --         --         43.5
Employment agreements                      2.7        5.5       --         --          8.2
Other contract commitments                 0.7        7.2       --         --          7.9
                                       ---------------------------------------------------
                                       $  25.6   $   44.7   $  406.2   $    8.9   $  485.5
==========================================================================================

Convertible Note Obligations: In June 2003, we issued $400.0 million of unsecured convertible notes to qualified institutional investors. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003. The notes have a conversion rate of $48.45 per share, which represents a 50% premium to our closing stock price on May 28, 2003. The debt issuance costs related to these notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the Consolidated Balance Sheet and are being amortized over five years. Under the terms of the Purchase Agreement, the note holders can convert the notes into 8,255,920 common shares at any time at the conversion price, and also have the right to require us to redeem the notes prior to maturity in the event of a "fundamental change", as defined within the Agreement. We are required to register the notes and common stock issuable upon conversion with the Securities and Exchange Commission, and to use reasonable best efforts to keep the registration statement effective for the defined period.

Operating (facilities) leases: We lease an aggregate of 92,100-square feet of laboratory and office space in Warren, New Jersey, under various leases with unaffiliated parties, which have lease terms ending between June 2005 and July 2010 with renewal options ranging from either one or two additional five-year terms. Annual rent for these facilities is approximately $1.0 million. We also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey, under a lease with an unaffiliated party that has a term ending in March 2009 with two five-year renewal options. Annual rent for this facility is approximately $0.5 million.

In December 2001, we entered into a lease to consolidate our San Diego, California, operations into one building. The 78,202-square foot laboratory and office facility in San Diego, California was leased from an unaffiliated party and has a term ending in August 2012 with one five-year renewal option. Annual rent for this facility is approximately $1.8 million and is subject to specified annual rental increases. Under the lease, we also are required to reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs.

Upon completion of the acquisition of Anthrogenesis on December 31, 2002, we assumed two separate leases in the same facility for office and laboratory space in Cedar Knolls, New Jersey and have subsequently entered into one additional lease for additional space in the same facility. The leases are for an aggregate 20,000-square feet with annual rent of approximately $0.2 million. We also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. The leases have terms ending between September 2007 and April 2009 with renewal options ranging from either one or two additional five-year terms. In November of 2002, Anthrogenesis entered into a lease for an additional 11,000 square feet of laboratory space in Baton Rouge, Louisiana. The lease has a five-year term with a three-year renewal option. Annual rent for this facility is approximately $0.1 million.

For a schedule of payments related to operating leases, refer to Note 17 of the Notes to the Consolidated Financial Statements.

ALKERAN Purchase Commitments: On March 31, 2003, we entered into a supply and distribution agreement with GSK to distribute, promote, sell and distribute ALKERAN (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and for palliation of carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN tablets and ALKERAN for injection from GlaxoSmithKline and distributes the products in the United States under the Celgene label The agreement, which provides us with an approved oncology product, requires that we purchase certain minimum quantities each year for an initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period. At December 31, 2003, the remaining minimum purchase requirements under the agreement were $43.5 million.

Employment Agreements: We have employment agreements with certain officers and employees. Employment contracts provide for base compensation and an annual target bonus based upon achievement of Company performance measures and annual increases in base compensation reflecting annual reviews and related salary adjustment. The outstanding commitment for base compensation related to employment contracts as of December 31, 2003 is approximately $2.6 million per year in each of the next three consecutive years (excluding any change in control provisions).

Other Contract Commitments: We signed an exclusive license agreement with CMCC, which terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted to Celgene an exclusive worldwide license for the analog patents. Under the agreement, we are required to pay CMCC $2.5 million between 2004 and 2006, the present value of which totaled $2.2 million and was expensed in 2002. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

We have an agreement with Penn Pharmaceutical, Ltd. of Great Britain for the production of Thalomid. Penn manufactures Thalomid and sells it exclusively to us. The agreement has been extended through 2004 for Dedicated Containment Facilities ("DCF") payments totaling approximately $0.7 million. In November 2001, concurrent with the Pharmion License agreement (see Note 15 of the Notes to the Consolidated Financial Statements), we entered into an agreement with Penn Pharmaceuticals, Ltd. and its shareholders in which Penn granted us an option to purchase their thalidomide DCF and related thalidomide assets. We have three years in which to exercise the option. The purchase price will be determined in the future based on a formula defined in the agreement.

In October 2003, we signed an agreement with Institute of Drug Technology Australia Limited ("IDT") for the manufacture of finished dosage form of THALOMID capsules. The agreement requires minimum payments for THALOMID capsules of $4.7 million for the three-year term commencing with the FDA's approval of IDT as an alternate supplier. This agreement provides us with additional capacity and reduces our dependency on one manufacturer for the production of THALOMID.

2004 FINANCIAL OUTLOOK

In its January 29, 2004 earnings release, we set forth management's earnings estimate for full year 2004. Although management believes that the January 29, 2004 earnings projection continues to reflect the current thinking of management, there can be no assurance that sales or earnings will develop in the manner projected or if the analysis, on which the earnings projection were based, were to be redone on the date hereof that there would be no change in the guidance.

Revenues: We anticipate revenues for 2004 to be in the range of $360 to $380 million, a projected increase of approximately 33% to 40% over total 2003 revenues of $271.5 million. THALOMID net sales are targeted to be in the range of $280 to $290 million, representing a projected increase of approximately 25% to 30% over THALOMID net sales of $223.5 million in 2003. Additionally, we are maintaining our target revenues for the Ritalin family of drugs of approximately $40 million in 2004, which includes a milestone payment for filing an NDA for Focalin LA.

R&D Spending: Research and development expenses in 2004 are expected to be in the range of $160 to $170 million, a projected increase of approximately 34% compared to 2003, as we continue to accelerate spending to support multiple pivotal Phase III and other accelerated regulatory programs. Important components of our 2004 R&D spending include (1) expanded investment in our hematological and malignant blood disorder disease programs, (2) investment in the investigation of our agents in combination use in solid tumor clinical trials, and (3) advancement of multiple high potential pre-clinical and clinical compounds, including; SelCIDs(TM), kinase inhibitors, ligase inhibitors, tubulin inhibitors and benzopyrans.

SG&A Expenses: Selling, general and administrative expenses in 2004 are expected to be in the range of $115 to $125 million, a projected increase of approximately 17% compared to 2003.

Earnings Per Share: Diluted earnings per share are expected to be in the range of $0.40 to $0.50 per share in 2004, representing an increase of approximately 180 % over our 2003 results.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in
Note 1 of the Notes to the Consolidated Financial Statements included in this annual report, we believe the following accounting policies to be critical:

Revenue Recognition on Collaboration Agreements: We have formed collaborative research and development agreements and alliances with several pharmaceutical companies. These agreements are in the form of research and development and license agreements. The agreements are for both early and late stage compounds and are focused on specific disease areas. For the early stage compounds, the agreements are relatively short-term agreements that are renewable depending on the success of the compounds as they move through preclinical development. The agreements call for nonrefundable upfront payments, milestone payments on achieving significant milestone events, and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the compound receives FDA marketing approval.

In accordance with Staff Accounting Bulletin No. 104 ("SAB 104") "Revenue Recognition in Financial Statements," upfront payments are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Continuation of certain contracts is dependent upon our achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Research funding is recorded in the period during which the expenses covered by the funding occurred.

SAB No. 104 updates the guidance in SAB No. 101 and requires companies to identify separate units of accounting based on the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The adoption of EITF 00-21 did not impact the Company's consolidated financial position or results of operations, but could affect the timing or pattern of revenue recognition for future collaborative research and/or license agreements. Prior to the adoption of EITF 00-21, revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, were recognized when and if the milestones were achieved.

Gross to Net Sales Accruals For Sales Returns, Medicaid Rebates and Chargebacks:
We record an allowance for sales returns based on the actual returns history for consumed lots and the trend experience for lots where product is still being returned. We record Medicaid rebate accruals based on historical payment data and estimates of Medicaid beneficiary utilization. We record chargeback accruals based on actual sales to customers who are covered under federally qualified programs.

Deferred Tax Asset Valuation Allowance: We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. We recognized a 100% valuation allowance on net deferred tax assets based on a cumulative three-year history of losses (including operating losses in each of the last three years).

Accounting for Long-Term Incentive Plans: We recorded a liability for the 2003 - 2005 plan based on achieving an estimated award of 75% of the target. The plan provides payout in the range of 0% to 200%.

Acquired in-process research and development ("IPR&D"): The value assigned to acquired in-process research and development is determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established at the acquisition date, (b) there is no alternative future use, and (c) the fair value is estimable with reasonable reliability. Amounts assigned to IPR&D are charged to expense at the acquisition date. The estimated fair value of these projects is determined by employment of a discounted cash flow model. The discount rates used takes into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process technology projects that are valued. The analysis includes forecasted future cash flows that are expected to result from the progress made on the in-process project prior to the purchase dates. Appropriate operating expenses are deducted from the total forecasted net revenues to establish a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns are discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and the Company as well as product specific risks associated with the purchased in-process research and development products. The product specific risk factors include the product's phase of development, likelihood of success, manufacturing process capability, scientific rationale, preclinical safety and efficacy data, target product profile, and development plan and takes into consideration an overall discount rate, which represents a risk premium to the Company's weighted average cost of capital for purchase valuation purposes. The forecast data in the analysis is based on internal product level forecast information maintained by management in the ordinary course of managing the business. The inputs used by management in analyzing IPR&D is based on assumptions, which management believes to be reasonable but which are inherently uncertain and unpredictable. These assumptions may be incomplete or inaccurate, and no assurance can be given that unanticipated events and circumstances will not occur. The valuations used to estimate IPR&D require us to use significant estimates and assumptions, that if changed, may result in a different valuation for IPR&D. Valuations for the Anthrogenesis acquisition were completed by an independent third-party consulting firm in accordance with SEC guidelines.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about the Company's potential exposure to market risk. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

The Company has established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, the Company's investment policy specifies credit quality standards for its investments and limits the amount of credit exposure from any single issue, issuer or type of investment. The Company's investments are also subject to interest rate risk and will decrease in value if market interest rates increase. The Company does not use derivative instruments for investment or trading purposes. At December 31, 2003, the Company's market risk sensitive instruments consisted of marketable securities available for sale, a senior convertible promissory note due from Pharmion Corporation and unsecured convertible notes issued by the Company.

Marketable Securities Available for Sale: At December 31, 2003 the Company's marketable securities available for sale consisted of U.S. government agency mortgage obligations, U.S. government agency bonds and corporate debt securities, which have been classified as marketable securities available for sale and carried at fair value. Securities classified as available for sale are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported as a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income.

The table below presents the principal amounts and related weighted average interest rates by maturities for the marketable securities portfolio at December 31, 2003:


 --------------------------------------------------------------------------------------
                                     FIXED RATE SECURITIES
                            --------------------------------------
                            0 TO 1     1 TO 3    3 TO 5     5 TO 7  VARIABLE    TOTAL
                             YEAR       YEAR      YEAR       YEAR     RATE
 --------------------------------------------------------------------------------------
 (In Thousands $)
 Principal amount           $77,662   $176,765   $14,422   $73,275   $37,150   $379,274
 Fair value                 $65,831   $207,496   $15,064   $74,884   $36,239   $399,514
 Average Interest Rate       3.49%      5.62%     3.32%     5.10%     6.71%     5.10%

Pharmion Note: At December 31, 2003, the Company held a $12.0 million, five year, 6% payable semi-annual Senior Convertible Promissory Note due from Pharmion Corporation. The Note has a conversion price of $11.00 per share of common stock adjusted for Pharmion's four-for-one reverse stock split (for more information see Note 15 of the Notes to the Consolidated Financial Statements). The Pharmion Note is classified under "Other Assets" on the balance sheet and measured at cost. At December 31, 2003, the estimated fair value of the Pharmion Note exceeded the carrying value by approximately $5.2 million, which reflects the increase in the market price of Pharmion Corporation's common stock price to $15.25 per share as of December 31, 2003 (effective March 1, 2004, the note was converted into 1,150,511 shares of Pharmion common stock).

Convertible Debt: At December 31, 2003, the Company had $400.0 million of unsecured convertible notes outstanding. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The notes can be converted at any time into 8,255,920 shares of common stock at a conversion price of $48.45 per share (for more information see Note 9 of the Notes to the Consolidated Financial Statements). At December 31, 2003, the fair value of the Company's convertible notes exceeded the carrying value of $400.0 million by approximately $78.1 million, which the Company believes reflects the increase in the market price of the Company's common stock to $44.88 per share as of December 31, 2003. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in the Company's stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of December 31, 2003, are effective.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12 , 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2003 in connection with our 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

See Item 10.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)(1),(a)(2) See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule immediately following Exhibit Index.

         (a)(3) See Item 15(c) below.

         (b) None

         (c) Exhibits

         The following exhibits are filed with this report or incorporated by reference:

EXHIBIT
NO.           EXHIBIT DESCRIPTION
-------   ----------------------------------------------------------------------

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

10.3 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 30, 1997).

10.4 1995 Non-Employee Directors' Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 24, 1999).

10.5 Rights Agreement, dated as of September 16, 1996, between the Company and American Stock Transfer & Trust Company (incorporated by reference to the Company's Registration Statement on Form 8A, filed on September 16, 1996), as amended on February 18, 2000 (incorporated by reference to the Company's Current Report on Form 8-K filed on February 22,
          2000), as amended on August 13, 2003 (incorporated by reference to
          Exhibit 4.1 on the Company's Current Report on Form 8-K filed on August 14, 2003).

10.6 Form of indemnification agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit
          10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.7 Employment Agreement dated as of May 1, 2003 between the Company and John W. Jackson.

10.8 Employment Agreement dated as of May 1, 2003 between the Company and Sol J. Barer.

10.9 Employment Agreement dated as of May 1, 2003 between the Company and Robert J. Hugin.

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

10.13 1998 Stock Incentive Plan (Amended and Restated as of April 23, 2003) (incorporated by reference to Exhibit A to the Company's Proxy Statement, filed April 30, 2003).

10.14 Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail Laboratories Incorporated (incorporated by reference to the Company's Current Report on Form 8-K filed on July 17, 1998).

10.15 Registration Rights Agreement dated as of July 6, 1999 between the Company and the Purchasers in connection with the issuance of the Company's 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.16 Development and License Agreement between the Company and Novartis Pharma AG, dated April 19, 2000 (incorporated by reference to Exhibit
          10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.17 Collaborative Research and License Agreement between the Company and Novartis Pharma AG, dated December 20, 2000 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.18 Custom Manufacturing Agreement between the Company and Johnson Matthey Inc., dated March 5, 2001 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.19 Manufacturing and Supply Agreement between the Company and Mikart, Inc., dated as of April 11, 2001 (incorporated by reference to Exhibit
          10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.20 Distribution Services Agreement between the Company and Ivers Lee Corporation, d/b/a Sharp, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.21 Amendment No. 1 to 1992 Long-Term Incentive Plan, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
          2002).

10.22 Amendment No. 1 to 1995 Non-Employee Directors' Incentive Plan, effective as of June 22, 1999 (incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.23 Amendment No. 2 to 1995 Non-Employee Directors' Incentive Plan, effective as of April 18, 2000 (incorporated by reference to Exhibit
          10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.24 Agreement dated August 2001 by and among the Company, Children's Medical Center Corporation, Bioventure Investments KFT and EntreMed Inc. (certain portions of the agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request has been granted) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.25 Exclusive License Agreement among the Company, Children's Medical Center Corporation and, solely for purposes of certain sections thereof, EntreMed, Inc., effective December 31, 2002 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.26 Supply Agreement between the Company and Sifavitor s.p.a, dated as of September 28, 1999 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31,
          2002).

10.27 Supply Agreement between the Company and Seigfried (USA), Inc., dated as of January 1, 2003 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.28 Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.29 Distribution and Supply Agreement by and between SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Celgene Corporation, entered into as of March 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.30 Securities Purchase Agreement dated as of April 8, 2003 between the Company and Pharmion Corporation in connection with the purchase by the Company of Pharmion's Senior Convertible Promissory Note in the principal amount of $12,000,000 (incorporated by reference to Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.31 Pharmion Corporation Senior Convertible Promissory Note (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.32 Warrant to Purchase an aggregate of 1,454,545 shares of common stock of Pharmion Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.33 Purchase Agreement dated May 28, 2003 between the Company and Morgan Stanley & Co. Incorporated, as Initial Purchaser, in connection with the purchase of $400,000,000 principal amount of the Company's 1 3/4% Convertible Note Due 2008 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.34 Indenture dated as of June 3, 2003 between the Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3 dated August 14, 2003) (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.35 Registration Rights Agreement dated as of June 3, 2003 between the Company, as Issuer, and Morgan Stanley & Co. Incorporated, as Initial Purchaser (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-3 dated August 14, 2003) (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.36     Form of 1 3/4% Convertible Note Due 2008 (incorporated by reference to
          Exhibit 4.1 of the Company's Registration Statement of Form S-3 dated August 14, 2003) (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2003).

14.1      Code of Ethics.

21.1      List of Subsidiaries.

23.1      Consent of KPMG LLP.

24.1      Power of Attorney (included in Signature Page).

31.1      Certification by the Company's Chief Executive Officer dated March 12,
          2004.

31.2      Certification by the Company's Chief Financial Officer dated March 12,
          2004.

32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 12, 2004.

32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 12, 2004.

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


                                                   CELGENE CORPORATION


                                                   By: /s/ John W. Jackson
                                                       -------------------------
                                                       John W. Jackson
                                                       Chairman of the Board and
                                                       Chief Executive Officer
Date:  March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                                Date
---------                    -----                                ----
/s/ John W. Jackson          Chairman of the Board and Chief      March 12, 2004
--------------------------   Executive Officer
John W. Jackson

/s/ Sol J. Barer             Director, Chief Operating Officer    March 12, 2004
--------------------------
Sol J. Barer

/s/ Robert J. Hugin          Director, Chief Financial Officer    March 12, 2004
--------------------------
Robert J. Hugin

/s/ Jack L. Bowman           Director                             March 12, 2004
--------------------------
Jack L. Bowman

Signature                    Title                                Date
---------                    -----                                ----

/s/ Frank T. Cary            Director                             March 12, 2004
--------------------------
Frank T. Cary

/s/ Michael D. Casey         Director                             March 12, 2004
--------------------------
Michael D. Casey

/s/ Arthur Hull Hayes, Jr.   Director                             March 12, 2004
--------------------------
Arthur Hull Hayes, Jr.

/s/ Gilla Kaplan             Director                             March 12, 2004
--------------------------
Gilla Kaplan

/s/ Richard C. E. Morgan     Director                             March 12, 2004
--------------------------
Richard C. E. Morgan

/s/ Walter L. Robb           Director                             March 12, 2004
--------------------------
Walter L. Robb


/s/ James R. Swenson         Controller (Chief Accounting         March 12, 2004
--------------------------   Officer)
James R. Swenson

The foregoing constitutes a majority of the directors.

                               CELGENE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Consolidated Financial Statements
  Independent Auditors' Report                                              F-2
  Consolidated Balance Sheets as of December 31, 2003 and 2002              F-3
  Consolidated Statements of Operations - Years Ended
    December 31, 2003, 2002, and 2001                                       F-4
  Consolidated Statements of Cash Flows - Years Ended
    December 31, 2003, 2002, and 2001                                       F-5
  Consolidated Statements of Stockholders' Equity - Years
    Ended December 31, 2003, 2002, and 2001                                 F-7
    Notes to Consolidated Financial Statements                              F-8

Consolidated Financial Statement Schedule
  Schedule II - Valuation and Qualifying Accounts                           F-34

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" effective July 1, 2001.

                                          /s/ KPMG LLP


Short Hills, New Jersey
January 28, 2004

                                CELGENE CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
December 31,                                               2003         2002
--------------------------------------------------------------------------------

ASSETS

Current assets:
 Cash and cash equivalents                              $267,453      $ 85,475
 Marketable securities available for sale                399,514       175,707
 Accounts receivable, net of allowance of
  $1,530 and $1,020 at December 31, 2003
  and December 31, 2002, respectively                     35,495        17,659
 Inventory                                                 9,696         4,806
 Other current assets                                     17,941        12,449
--------------------------------------------------------------------------------
  Total current assets                                   730,099       296,096
--------------------------------------------------------------------------------

 Plant and equipment, net                                 22,546        19,600
 Intangible assets, net                                    2,695         3,010
 Goodwill                                                  3,490         2,973
 Other assets                                             32,506         5,608
--------------------------------------------------------------------------------
  Total assets                                          $791,336      $327,287
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                       $ 15,340      $ 16,516
 Accrued expenses                                         55,276        26,976
 Current portion of deferred revenue                         589           109
 Current portion of capital leases and
  note obligation                                             30            86
 Other current liabilities                                   559           599
--------------------------------------------------------------------------------
  Total current liabilities                               71,794        44,286
--------------------------------------------------------------------------------
 Long term convertible notes                             400,000            --
 Deferred revenue, net of current portion                  1,122         1,390
 Capitalized leases and note obligation,
   net of current portion                                     16            40
 Other non-current liabilities                             8,350         4,873
--------------------------------------------------------------------------------
  Total liabilities                                      481,282        50,589
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:

 Preferred stock, $.01 par value per share,
  5,000,000 shares authorized; none
  outstanding at December 31, 2003
  and 2002                                                    --            --
 Common stock, $.01 par value per share,
  120,000,000 shares authorized;
  issued and outstanding 81,411,055
  and 80,176,713 shares at December 31,
  2003 and December 31, 2002, respectively.                  814           802
 Additional paid-in capital                              607,484       591,277
 Accumulated deficit                                    (308,856)     (322,367)
 Notes receivable from stockholders                            -           (42)
 Accumulated other comprehensive income                   10,612         7,028
--------------------------------------------------------------------------------
  Total stockholders' equity                             310,054       276,698
--------------------------------------------------------------------------------
 Total liabilities and stockholders' equity             $791,336      $327,287
================================================================================

See accompanying Notes to Consolidated Financial Statements

                       CELGENE CORPORATION
               CONSOLIDATED STATEMENT OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------------------
Years ended December 31,                                  2003                  2002                  2001
------------------------------------------------------------------------------------------------------------
Revenue:
 Net product sales                                   $   244,453           $   122,921         $    84,195
 Collaborative agreements and other revenue               15,174                 8,115              28,149
 Royalty revenue                                          11,848                 4,710                  --
 Related-party collaborative agreement revenue                --                    --               1,899
------------------------------------------------------------------------------------------------------------
  Total revenue                                          271,475               135,746             114,243
------------------------------------------------------------------------------------------------------------

Expenses:

 Cost of goods sold                                       49,085                17,322              13,571
 Research and development                                122,700                84,924              67,653
 Selling, general and administrative                     102,339                69,717              57,962
 Litigation settlement and related agreements                 --                32,212                  --
 Acquired in-process research and development                 --                55,700                  --
------------------------------------------------------------------------------------------------------------
  Total expenses                                         274,124               259,875             139,186
------------------------------------------------------------------------------------------------------------

Operating loss                                            (2,649)             (124,129)            (24,943)

Other income and expense:
 Interest and other income                                21,795                23,058              20,890
 Interest expense                                          5,667                    27                  83
------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                         13,479              (101,098)             (4,136)
------------------------------------------------------------------------------------------------------------
Income tax benefit (provision)                              (718)                   98               1,232
------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                  12,761              (101,000)             (2,904)
------------------------------------------------------------------------------------------------------------
Discontinued operations:
 Gain on sale of chiral assets                               750                 1,000                 992
------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $   13,511           $  (100,000)       $     (1,912)
============================================================================================================
Income (loss) from continuing operations
  per common share:
   Basic                                              $     0.16           $     (1.31)       $      (0.04)
   Diluted                                            $     0.15           $     (1.31)       $      (0.04)
Discontinued operations per common share:
   Basic                                              $     0.01           $      0.01        $       0.01
   Diluted                                            $     0.01           $      0.01        $       0.01
Net income (loss) per common share:
   Basic                                              $     0.17           $     (1.29)       $      (0.03)
   Diluted                                            $     0.16           $     (1.29)       $      (0.03)
Weighted average number of shares of common
 stock utilized to calculate per share amounts:
   Basic                                              80,887,000            77,337,000          75,108,000
                                                      ==========            ==========          ==========
   Diluted                                            85,398,000            77,337,000          75,108,000
                                                      ==========            ==========          ==========


See accompanying Notes to Consolidated Financial Statements

                                CELGENE CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)


--------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                               2003                  2002                  2001
--------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Income (loss) from continuing operations                           $    12,761         $   (101,000)          $    (2,904)
Adjustments to reconcile income (loss) from
 continuing operations to net cash
 provided by (used in) operating activities:
  Depreciation and amortization of long-term assets                      8,027                5,182                 5,086
  Provision for accounts receivable allowances                             448                  295                   553
  Realized gain on marketable securities available for sale             (7,355)              (5,946)               (1,019)
  Non-cash write-off of acquired in-process research and
   development                                                              --               55,700                    --
  Non-cash stock-based compensation expense                                704                  467                 3,529
  Amortization of premium/discount on marketable
   securities available for sale, net                                    1,238                  367                   212
  Loss on sale of equipment                                                 84                   --                    --
  Amortization of debt issuance cost                                     1,422                   --                    28
  Amortization of discount on note obligation                              137                   --                    --
  Shares issued for employee benefit plans                               2,775                  966                   741

Change in current assets and liabilities,
 excluding the effect of acquisition:
  Increase in accounts receivable                                      (18,273)              (4,166)               (4,122)
  (Increase) decrease in inventory                                      (4,891)              (1,198)                  663
  (Increase) decrease in other operating assets                         (9,253)              (2,917)                2,285
  Increase in accounts payable and accrued expenses                     30,403               19,298                 5,750
  Increase (decrease) in deferred revenue                                  498               (4,866)              (12,457)
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                 18,725              (37,818)               (1,655)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Capital expenditures                                                 (11,227)             (11,077)               (7,870)
  Acquisition of Anthrogenesis, net of cash received                        --              (10,299)                   --
  Proceeds from the sale of equipment                                      138                   --                    --
  Proceeds from sales and maturities of marketable securities
   available for sale                                                  186,370              133,265               119,790
  Purchases of marketable securities available for sale               (400,477)             (40,116)             (231,374)
  Investment in convertible notes                                      (12,000)                  --                    --
  Proceeds from the sale of chiral intermediate assets                     750                1,000                   992
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities               (236,446)              72,773              (118,462)
--------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from exercise of common stock options
   and warrants                                                         11,970                3,968                 6,776
  Proceeds from convertible notes                                      400,000                   --                    --
  Debt issuance cost                                                   (12,212)                  --                    --
  Proceeds from notes receivable from stockholders                          42                   --                    20
  Purchase of treasury stock                                                 -                   (2)                   (3)
  Repayment of capital lease and note obligations                         (101)                (587)                 (929)
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                          399,699                3,379                 5,864
--------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                   181,978               38,334              (114,253)

Cash and cash equivalents at beginning of period                        85,475               47,141               161,394
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $   267,453          $    85,475           $    47,141
==========================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                                CELGENE CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                              (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                            2003              2002             2001
------------------------------------------------------------------------------------------------------------

Supplemental schedule of non-cash investing and
 financing activity:
  Change in net unrealized gain (loss) on marketable
   securities available for sale                                   (3,584)             (377)          5,741
                                                               ---------------------------------------------
  Issuance of common stock upon the conversion of
   convertible notes and accrued interest thereon, net                 --            11,714              --
                                                               ---------------------------------------------
  Equipment acquisition on capital leases                             110                --              --
                                                               ---------------------------------------------
  Deferred compensation relating to stock options                      --              (328)           (833)
                                                               ---------------------------------------------
  Issuance of common stock, options and warrants in
   connection with acquisition of Anthrogenesis                        --            47,441              --
                                                               ---------------------------------------------

Supplemental disclosure of cash flow information:
  Interest paid                                                     3,584                27              83
                                                               ---------------------------------------------
  Cash received related to  tax benefit                               653                --           1,232
                                                               ---------------------------------------------


See accompanying Notes to Consolidated Financial Statements

                       CELGENE CORPORATION
         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     (DOLLARS IN THOUSANDS)


                                                                                                     Accumulated
                                                                                           Notes         Other
                                                      Additional               Receivable  Comprehensive
Years Ended                         Common  Treasury   Paid-in   Accumulated   Deferred      from         Income
December 31, 2003, 2002 and 2001     Stock   Stock     Capital    Deficit   Compensation Stockholders    (Loss)        Total
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000       $   740  $   --    $ 519,290  $(220,455)   $  (4,891)   $    (62)    $    910     $295,532
==============================================================================================================================
Net loss                                                             (1,912)                                            (1,912)
Other comprehensive income:
 Net change in unrealized gain
  (loss) on available for sale
  securities                                                                                                6,760        6,760
 Less: reclassification
  adjustment for gain included
  in net loss                                                                                              (1,019)      (1,019)
                                                                                                                    ----------
Comprehensive income                                                                                                 $   3,829
Exercise of stock options and
 warrants                                15                6,761                                                         6,776
Issuance of common stock for
 employee benefit plans and
 non-employee services                    1                  779                                                           780
Purchase of treasury stock                       (3)                                                                      (3)
Reduction of deferred
 compensation for terminations                              (833)                    833                                    --
Amortization of deferred
 compensation and restricted                                                       2,465                                 2,465
 stock granted to employees                                1,026                                                         1,026
Collection of notes receivable
 from stockholders                                                                                20                        20
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001       $   756  $   (3)   $ 527,023  $(222,367)   $  (1,593)   $    (42)    $  6,651    $ 310,425
==============================================================================================================================
Net loss                                                           (100,000)                                          (100,000)
Other comprehensive income:
 Net change in unrealized gain
  (loss) on available for sale
  securities                                                                                                6,323        6,323
 Less: reclassification adjustment
  for gain included in net loss                                                                            (5,946)      (5,946)
                                                                                                                    ----------
Comprehensive loss                                                                                                   $ (99,623)
Exercise of stock options and
 warrants                                12                3,956                                                         3,968
Issuance of common stock for
 employee benefit plans                  --       5          961                                                           966
Purchase of treasury stock                       (2)                                                                        (2)
Conversion of long-term
 convertible notes                       19               11,695                                                        11,714
Shares issued pursuant to
 Anthrogenesis acquisition               15               47,426                                                        47,441
Reduction of deferred compensation
 for terminations                                           (328)                    328                                    --
Amortization of deferred
 compensation                                                                      1,265                                 1,265
Expense related to non-employee
 stock options and restricted
 stock granted to employees                                  467                                                           467
Income tax benefit upon exercise
 of stock options                                             77                                                            77
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002       $   802  $   --    $ 591,277  $(322,367)   $      --    $    (42)    $  7,028    $ 276,698
==============================================================================================================================
Net income                                                           13,511                                             13,511
Other comprehensive income:
 Net change in unrealized gain
  (loss) on available for sale
  securities                                                                                               10,939       10,939
 Less: reclassification adjustment
  for gain included in net income                                                                          (7,355)      (7,355)
                                                                                                                    ----------
Comprehensive income                                                                                                 $  17,095
Exercise of stock options and
 warrants                                11               11,959                                                        11,970
Issuance of common stock for
 employee benefit plans                   1                2,774                                                         2,775
Expense related to non-employee
 stock options and restricted
 stock granted to employees                                  704                                                           704
Income tax benefit upon exercise
 of stock options                                            770                                                           770
Collection of notes receivable
 from stockholders                                                                                42                        42
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003       $   814  $   --    $ 607,484  $(308,856)   $       --   $      --    $  10,612   $ 310,054
==============================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


(1)      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION: Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is an integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immunological diseases through regulation of cellular, genomic and proteomic targets. The Company's commercial stage programs include pharmaceutical sales of THALOMID(R) and ALKERAN(R), a licensing agreement with Novartis for Focalin(R) and the entire Ritalin(R) family of drugs, as well as, biotherapeutic products through Celgene Cellular Therapeutics ("CCT"), a wholly owned subsidiary. THALOMID (thalidomide), the Company's lead product, was approved in July 1998 for the treatment of erythema nodosum leprosum ("ENL") by the U.S. Food and Drug Administration ("FDA"). Net THALOMID product sales accounted for approximately 82%, 88% and 72% of total revenues in 2003, 2002 and 2001, respectively. In March 2003, the Company entered into a three-year supply and distribution agreement with GlaxoSmithKline ("GSK") to distribute, promote and sell ALKERAN (melphalan) in all dosage forms in the United States under Celgene's label. In November 2001, the Company received FDA approval for Focalin, its refined version of Ritalin, for the treatment of attention deficit disorder/attention deficit hyperactivity disorder. Focalin is marketed by Novartis Pharma AG. Under the agreement with Novartis, the Company receives royalty payments on the entire Ritalin family line of products. In December 2002, the Company acquired Anthrogenesis Corporation, which now operates as CCT. CCT is a biotherapeutics company pioneering the development of stem cell therapies and biomaterials derived from human placental tissue. The portfolio of products in the Company's preclinical and clinical-stage pipeline includes Immunomodulatory Drugs ("IMiDs(TM)") and Selective Cytokine Inhibitory Drugs ("SelCIDs(TM)"). The Company hopes to use its extensive knowledge on THALOMID as a blueprint to advance these next generation compounds. Through a "bottom up" approach (target screening, bioinformatics, assay development, libraries and cellular disease models) at its Signal San Diego, California subsidiary, the Company has also produced such compounds as Benzopyrans and Selective Estrogen Receptor Modulators ("SERMs"), Kinases Inhibitors, Tubulin Inhibitors, and Ligase Modulators.

The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All inter-company transactions and balances have been eliminated. Certain reclassifications have been made to prior years' financial statements in order to conform to the current year's presentation.

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

CASH EQUIVALENTS: At December 31, 2003 and 2002, cash equivalents consisted principally of highly liquid funds invested in commercial paper, money market funds, and United States government securities such as treasury bills and notes. These instruments have maturities of three months or less when purchased and are stated at cost, which approximates market value because of the short maturity of these investments.

FINANCIAL INSTRUMENTS: Certain financial instruments reflected in the Consolidated Balance Sheets are recorded at cost, which approximates fair value for cash and cash equivalents, accounts receivable, certain other assets, accounts payable and certain other liabilities. The fair value of marketable securities available

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

for sale is based on quoted market prices. Fair values are determined through a combination of management estimates and information obtained from third parties using the latest market data.

MARKETABLE SECURITIES: The Company's marketable securities are all classified as securities available for sale in current assets and are carried at fair value. Such securities are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary), if any, are reported in a separate component of stockholders' equity. The cost of investments in debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income. The cost of securities is based on the specific identification method.

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

CONCENTRATION OF CREDIT RISK: Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government agency securities and mortgage obligations and marketable debt securities of financial institutions and corporations with strong credit ratings. The Company also has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates. The Company has for a majority of its investments held them to maturity. However, the Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. The Company has not experienced any significant losses on its investments.

As is typical in the pharmaceutical industry, the Company sells its products primarily through wholesale distributors and therefore, wholesale distributors account for a large portion the Company's trade receivables and net product revenues. In light of this concentration, the Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. An adverse change in those factors could affect the Company's estimate of its bad debts.

INVENTORY: Inventories are carried at the lower of cost or market using the first-in, first-out (FIFO) method.

PLANT AND EQUIPMENT: Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. The estimated useful lives of fixed assets are as follows:

         Leasehold improvements                     10 years
         Laboratory equipment and machinery          5 years
         Furniture and fixtures                      5 years
         Computer Equipment                          3 years

Maintenance and repairs are charged to operations as incurred, while renewals and improvements are capitalized.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of costs over the fair value of identifiable net assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized to their estimated residual values over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

IMPAIRMENT OF LONG-LIVED ASSETS: The Company adopted SFAS 144 as of January 1, 2002. SFAS 144 provides a single accounting model for long-lived assets to be disposed of. It also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS 144 did not affect the Company's financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, software costs and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

BUSINESS COMBINATIONS: SFAS No. 141, "Business Combinations" ("SFAS 141") requires that all business combinations consummated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS 141, the pooling-of-interests method of accounting for business combinations is no longer permitted. The Company's acquisition of Anthrogensis Corporation, which was completed on December 31, 2002, was accounted for using the purchase method and its acquisition of Signal Pharmaceuticals, Inc., which was completed on August 31, 2000, was accounted for using the pooling-of-interests method.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT ("IPR&D"): The value assigned to acquired in-process research and development is determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established at the acquisition date, (b) there is no alternative future use, and (c) the fair value is estimable with reasonable reliability. Amounts assigned to IPR&D are charged to expense at the acquisition date.

RESEARCH AND DEVELOPMENT COSTS: All research and development costs are expensed as incurred. These include all internal costs, external costs related to services contracted by the Company and research services conducted for others. Research and development costs consist primarily of salaries and benefits, contractor fees, clinical drug supplies for preclinical and clinical development programs, consumable research supplies and allocated facility and administrative costs.

INCOME TAXES: The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

likely than not that some portion or all of the deferred tax asset will not be realized. Research and development tax credits will be recognized as a reduction of the provision for income taxes when realized.

REVENUE RECOGNITION: Revenue from the sale of products is recognized upon product shipment. Provisions for discounts for early payments, rebates and sales returns under terms customary in the industry are provided for in the same period the related sales are recorded. Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 104 upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.

SAB No. 104 updates the guidance in SAB No. 101 and requires companies to identify separate units of accounting based on the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The adoption of EITF 00-21 did not impact the Company's historical consolidated financial position or results of operations, but could affect the timing or pattern of revenue recognition for future collaborative research and/or license agreements. Prior to the adoption of EITF 00-21, revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, were recognized when and if the milestones were achieved.

Continuation of certain contracts and grants are dependent upon the Company achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Grant revenue is recognized in accordance with the terms of the grant and as services are performed, and generally equals the related research and development expense.

STOCK-BASED COMPENSATION: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed stock option plans. As such, compensation expense for grants to employees or members of the Board of Directors would be recorded on the date of grant only if the current market price of the Company's stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended, establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted under SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

If the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company amortizes such differences to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at fair value as determined in accordance with SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and expensed over the related vesting period.

The following table illustrates the effect on net income (loss) and net income
(loss) per share as if the fair value-based method under SFAS No. 123 had been applied.


--------------------------------------------------------------------------------------------
                                                         2003         2002           2001
--------------------------------------------------------------------------------------------
Net income (loss) applicable to common stockholders:
   As reported                                        $   13,511   $ (100,000)    $   (1,912)
   Add stock-based employee compensation expense
    included in reported net income (loss)                   250        1,515          2,675
   Deduct total stock-based employee compensation
    expense determined under the fair value-based
    method for all awards                                (21,226)     (19,616)       (25,665)
                                                     ---------------------------------------
   Pro forma                                          $   (7,465)  $ (118,101)    $  (24,902)
                                                     ---------------------------------------

Net income (loss) per common share:
   Basic, as reported                                 $     0.17   $    (1.29)         (0.03)
   Basic, pro forma                                        (0.09)       (1.53)         (0.33)
   Diluted, as reported                                     0.16        (1.29)         (0.03)
   Diluted, pro forma                                      (0.09)       (1.53)         (0.33)
--------------------------------------------------------------------------------------------

The pro forma effects on net income (loss) applicable to common stockholders and net income (loss) per common share for 2003, 2002 and 2001 may not be representative of the pro forma effects in future years.

The weighted-average fair value per share was $14.53, $8.13 and $9.83 for stock options granted in 2003, 2002 and 2001, respectively. The company estimated the fair values using the Black-Scholes option-pricing model based on the following assumptions:

              ------------------------------------------------------------------
                                                       2003       2002     2001
              ------------------------------------------------------------------
              Risk-free interest rate                  2.39%      2.02%    3.52%
              Expected stock price volatility          52.5%        58%      57%
              Expected term until exercise (years)     3.50       2.89     2.81
              Expected dividend yield                     0%         0%       0%

EARNINGS PER SHARE: Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss), which represents the change in equity from non-owner sources, consists of net income (losses) and the change in net unrealized gains (losses) on marketable securities classified as available for sale. Comprehensive income (loss) is presented in the Consolidated Statements of Stockholders' Equity.

CAPITALIZED SOFTWARE COSTS: Capitalized software costs are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed and Obtained for Internal Use, and are amortized over their estimated useful life of three years from the date the systems are ready for their intended use.

ASSET RETIREMENT OBLIGATIONS: On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of an asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The fair value of the liability is added to the carrying amount of the associated asset and is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is ultimately settled for an amount other than the carrying amount of the liability, a gain or loss is recognized on settlement. In connection with its adoption of SFAS 143, the Company recorded an asset retirement liability of approximately $0.2 million relating to the Company's obligation to remove certain leasehold improvements at its Warren, New Jersey facility at the end of the lease-term. The Company did not recognize a cumulative effect adjustment for this accounting change because the amount was immaterial.

(2)      ACQUISITIONS AND DISPOSITIONS

ANTHROGENESIS ACQUISITION: On December 31, 2002, the Company completed its acquisition of Anthrogenesis Corp., which now operates as Celgene Cellular Therapeutics, for an aggregate purchase price of approximately $60.0 million. Anthrogenesis is an early-stage biotherapeutics company delivering stem cell therapies produced from renewable human placental sources/materials. The Company acquired Anthrogenesis to realize the substantial therapeutic and commercial potential of placental stem cells through its commercial and developmental infrastructure. In the transaction, the Company issued 1,455,381 shares of common stock valued at $31.2 million and 1,247,203 stock options and warrants valued at $16.7 million in exchange for all the outstanding shares, options and warrants of Anthrogenesis. The share conversion equated to an exchange ratio of
0.4545 of a share of Celgene common stock for each share of Anthrogenesis common stock outstanding. The Anthrogenesis stock options and warrants were converted at the same exchange ratio. The fair value of the options and warrants was determined using a Black-Scholes option-pricing model using the following assumptions:

         Fair market value of the underlying shares was based on the average closing price of Celgene's common stock on December 31, 2002.
         Risk free interest rate of 2%.
         Expected stock price volatility of 65%.
         Expected term until exercise 2.5 to 3 years.
         Expected dividend yield 0%.

Also included in the purchase price was an outstanding convertible loan of $8.5 million due to the Company from Anthrogenesis, bearing interest at prime plus 2%, and $3.6 million of acquisition related costs, which consisted of transaction fees for financial advisors, attorneys, accountants and other related charges.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

The acquisition of Anthrogenesis was structured as a tax-free reorganization under Section 368(a) of the Internal Revenue Code and was accounted for using the purchase method of accounting for business combinations. The Company's Consolidated Financial Statements as of December 31, 2002 includes the net assets and liabilities of Anthrogenesis. The purchase price allocation was completed as of December 31, 2003, which resulted in the following amounts being allocated to the assets received and liabilities assumed at the acquisition date based upon their respective fair values:

                 Current assets                                   $  2,720
                 Property and equipment                                537
                 Non current assets                                      9
                 IPR&D                                              55,700
                 Intangible assets                                   3,010
                 Goodwill                                            3,490
                                                                  --------
                               Total assets acquired                65,466
                                                                  --------
                 Current liabilities                                (4,220)
                 Non current liabilities                            (1,211)
                                                                  --------
                               Total liabilities assumed            (5,431)
                                                                  --------
                                                                  --------
                               Net assets acquired                $ 60,035
                                                                  ========

IPR&D represents that portion of the purchase price of an acquisition related to the research and development activities, which have not demonstrated their technological feasibility and have no alternative future use. Accordingly, the IPR&D of $55.7 million was charged to operations upon the acquisition date. The estimated fair value of these projects was determined by employment of a discounted cash flow model. The discount rates used take into account the stage of completion and the risks surrounding the successful development and commercialization of each of the purchased in-process technology projects that were valued. The analysis included forecasted future cash flows that were expected to result from the progress made on the in-process project prior to the purchase dates. Appropriate operating expenses were deducted from the total forecasted net revenues to establish a forecast of net returns on the completed portion of the in-process technology. Finally, these net returns were discounted to a present value using discount rates that incorporate the weighted average cost of capital relative to the biotech industry and the Company as well as product specific risks associated with the purchased in-process research and development products. The product specific risk factors included the product's phase of development, likelihood of success, manufacturing process capability, scientific rationale, pre-clinical safety and efficacy data, target product profile, and development plan. In addition to the product specific risk factors, an overall discount rate of 36% was used for the purchase valuation, which represents a risk premium to the Company's weighted average cost of capital.

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

The following unaudited pro forma information presents a summary of consolidated results of operations for the years ended December 31, 2002 and 2001 as if the acquisition of Anthrogenesis had occurred on January 1, 2002 and January 1, 2001, respectively. The unaudited pro forma net loss and net loss per share amounts for both years includes a charge for in-process research and development of approximately $55.7

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

 million, which was expensed at the acquisition date and also includes an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition. The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods. Anthrogenesis' results of operations included in the following pro forma financial information are derived from their unaudited financial statements for the year ended December 31, 2002 and their audited financial statements for the year ended December 31, 2001.

         -----------------------------------------------------------------------
         Pro forma                              2002               2001
         -----------------------------------------------------------------------

         Total revenues                      $ 138,000           $115,521
         Net (loss)                           (112,897)           (63,930)
         Net (loss) per share                $   (1.43)          $  (0.83)

DISPOSITION OF CHIRAL INTERMEDIATES BUSINESS: In January 1998, the Company completed the sale of its chiral intermediate business to Cambrex Corporation. The Company received $7.5 million upon the closing of the transaction and is entitled to future royalties, with a present value not exceeding $7.5 million and certain minimum royalty payments due in 2000 through 2003. Included in the transaction were the rights to Celgene's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the pipeline of third party products and the equipment and personnel associated with the business. Pursuant to the minimum royalty provision of the agreement, the Company received approximately $0.8 million, $1.0 million and $1.0 million during 2003, 2002 and 2001, respectively.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(3)      EARNINGS PER SHARE (EPS)


----------------------------------------------------------------------------------------------------------
                                                                2003               2002           2001
----------------------------------------------------------------------------------------------------------
INCOME (NUMERATOR):
Income (loss) from continuing operations                    $     12,761     $   (101,000)    $     (2,904)
Discontinued Operations - gain on sale of chiral assets              750            1,000              992
                                                            ----------------------------------------------
Net income (loss)                                           $     13,511     $   (100,000)    $     (1,912)
                                                            ==============================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING (DENOMINATOR):
Basic:                                                        80,887,000       77,337,000       75,108,000
Effect of dilutive securities:
    Options                                                    4,370,000               --               --
    Warrants                                                      93,000               --               --
    Restricted shares and other long-term incentives              48,000               --               --
                                                            ----------------------------------------------
Diluted:                                                      85,398,000       77,337,000       75,108,000
                                                            ==============================================

EARNINGS PER SHARE:
Income (loss) from continuing operations
    Basic                                                   $       0.16     $      (1.31)    $      (0.04)
    Diluted                                                 $       0.15     $      (1.31)    $      (0.04)
Discontinued Operations - gain on sale of chiral assets
    Basic                                                   $       0.01     $       0.01     $       0.01
    Diluted                                                 $       0.01     $       0.01     $       0.01
Net income (loss)
    Basic                                                   $       0.17     $      (1.29)    $      (0.03)
    Diluted                                                 $       0.16     $      (1.29)    $      (0.03)
----------------------------------------------------------------------------------------------------------

The assumed conversion or exercise of all potentially dilutive common shares is not included in the diluted loss per share computation for 2002 and 2001, since the Company recognized a net loss for those periods and including potentially dilutive common shares in the diluted earnings per share computation when there is a net loss will result in an anti-dilutive per share amount. The potential common shares related to the convertible notes issued June 3, 2003 (see Note 9) were anti-dilutive and were excluded from the diluted earnings per share computation for the year ended December 31, 2003. The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 10,564,360, 11,046,271 and 10,128,670 in 2003, 2002 and 2001, respectively.

 (4)     LITIGATION SETTLEMENT AND RELATED AGREEMENTS

On December 31, 2002, the Company entered into a series of agreements with EntreMed, Inc. and Children's Medical Center Corporation ("CMCC") to effectively terminate ongoing litigation relating to patents for thalidomide analogs and to grant an exclusive license to Celgene for the rights to those patents. Under the terms of an Asset Purchase Agreement, the Company paid EntreMed $10.0 million for all thalidomide analog patents and associated clinical data and records and the termination of any litigation surrounding those patents. Under the terms of a Securities Purchase Agreement, the Company acquired from EntreMed 3,350,000 shares of Series A Convertible Preferred Stock and warrants exercisable into an additional 7,000,000 common shares for an aggregate cash consideration of approximately $16.8 million. The Series A Convertible Preferred Stock is convertible, at the option of the Company, into an aggregate of 16,750,000

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

shares of common stock at an initial conversion price of $1.00 per share provided, however, that the conversion price in effect from time to time shall be subject to certain adjustments. Dividends are payable prior and in preference to the declaration or payment of any dividend or distribution to the holders of common stock. The Company shall have the right to one vote for each share of Common Stock into which such share of Series A Convertible Preferred Stock could then be converted and with respect to such vote the Company shall have full voting rights and powers equal to the voting rights and powers of the holders of shares of Common Stock. The warrants have an exercise price of $1.50 per share, vest after six months from the date of grant and expire after seven years from the date of grant. The Company completed an assessment of the estimated realizable value of the investment. Considering the level of the Company's ownership interest in EntreMed, its history of operating losses and the fact that EntreMed is a clinical-stage biopharmaceutical company engaged primarily in research and development activities with proposed products and research programs in the early stage of clinical development, and based on such assessment, the entire amount of such Preferred Stock was written down.

The Company signed an exclusive license agreement with CMCC, which terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted to Celgene an exclusive worldwide license for the analog patents. The Company paid to CMCC $2.5 million under the agreement with another $2.5 million payable between 2004 and 2006, the present value of which totaled $2.2 million and was expensed in 2002. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

Celgene recorded a charge to earnings for the cost of these agreements and related expenses of $32.2 million in 2002 including the write-down of the EntreMed Convertible Preferred Stock and certain legal expenses incurred in connection with the settlement.

(5)      MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available-for-sale securities by major security type and class of security at December 31, 2003 and 2002, was as follows:


----------------------------------------------------------------------------------------------
                                                            GROSS        GROSS       ESTIMATED
                                             AMORTIZED    UNREALIZED   UNREALIZED      FAIR
DECEMBER 31, 2003                              COST          GAIN         LOSS         VALUE
----------------------------------------------------------------------------------------------
Government agencies mortgage obligations     $ 188,319    $   1,053    $    (186)    $ 189,186
Government agency bonds and notes                  650            1           (5)          646
Corporate debt securities                      199,933        9,977         (228)      209,682
                                             -------------------------------------------------
                                             $ 388,902    $  11,031    $    (419)    $ 399,514
                                             =================================================


----------------------------------------------------------------------------------------------
                                                            GROSS        GROSS       ESTIMATED
                                             AMORTIZED    UNREALIZED   UNREALIZED      FAIR
DECEMBER 31, 2002                              COST          GAIN         LOSS         VALUE
----------------------------------------------------------------------------------------------
Government agencies                          $     150    $       2    $      --     $     152
Government bonds and notes                         554            5           --           559
Corporate debt securities                      167,975        9,429       (2,408)      174,996
                                             -------------------------------------------------
                                             $ 168,679    $   9,436    $  (2,408)    $ 175,707
                                             =================================================

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

The fair value of available-for-sale securities with unrealized losses at December 31, 2003 was as follows

         -----------------------------------------------------------------------
                                                                        GROSS
                                                      AMORTIZED       UNREALIZED
         DECEMBER 31, 2003                               COST            LOSS
         -----------------------------------------------------------------------
         Government agencies mortgage obligations     $ 48,784         $   (186)
         Government agency bonds and notes                 345               (5)
         Corporate debt securities                      47,837             (228)
                                                      -------------------------
                                                      $ 96,966         $   (419)
                                                      =========================

Unrealized losses were due to changes in interest rates and are deemed to be temporary. The duration that these securities have been in an unrealized loss position is less than 12 months.

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2003:

         -----------------------------------------------------------------------
                                                      AMORTIZED          FAIR
                                                        COST             VALUE
         -----------------------------------------------------------------------
         Due within one year                          $ 65,659         $ 65,831
         Due after one year through three years        200,822          207,496
         Due after three years through five years       14,667           15,064
         Due after five years through seven years       73,628           74,884
         Due after seven years                          34,126           36,239
                                                      -------------------------
                                                      $388,902         $399,514
                                                      =========================

(6)      INVENTORY

Inventory at December 31, 2003 and 2002 consisted of the following:

         -----------------------------------------------------------------------
                                                        2003             2002
         -----------------------------------------------------------------------
         Raw materials                                $  3,009         $  2,681
         Work in process                                 2,537              555
         Finished goods                                  4,150            1,570
                                                      -------------------------
                                                      $  9,696         $  4,806
                                                      =========================

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(7)      PLANT AND EQUIPMENT

Plant and equipment at December 31, 2003 and 2002 consisted of the following:

         -----------------------------------------------------------------------
                                                        2003              2002
         -----------------------------------------------------------------------
         Laboratory equipment and machinery           $ 18,977         $ 16,307
         Leasehold improvements                         11,688           10,915
         Computer equipment                              4,986            3,945
         Furniture and fixtures                          3,124            3,457
         Leased equipment                                  696            1,090
         Construction in progress                        1,017              388
                                                      -------------------------
                                                        40,488           36,102
         Less:  accumulated depreciation and
                Amortization                            17,942           16,502
                                                      -------------------------
                                                      $ 22,546         $ 19,600
                                                      =========================

(8)      OTHER FINANCIAL INFORMATION

Accrued expenses at December 31, 2003 and 2002 consisted of the following:

         -----------------------------------------------------------------------
                                                        2003             2002
         -----------------------------------------------------------------------
         Professional and consulting fees             $  2,451         $  2,950
         Accrued compensation                           18,383           11,579
         Accrued interest, royalties and license fees    9,470            3,852
         Accrued sales returns                           8,368            2,783
         Accrued rebates and chargebacks                 5,089            1,946
         Accrued facility costs                             --            2,445
         Accrued clinical trial costs                    9,182              525
         Accrued insurance and taxes                     1,227               --
         Other                                           1,106              896
                                                      -------------------------
                                                      $ 55,276         $ 26,976
                                                      =========================

Other assets at December 31, 2003 and 2002 consisted of the following:

         -----------------------------------------------------------------------
                                                        2003             2002
         -----------------------------------------------------------------------
         Pharmion convertible note                    $ 12,000         $     --
         Debt issuance costs                            10,790               --
         Capitalized project costs, net                  4,490            4,234
         Long-term deposits                              2,293              132
         Patent rights and licensed technology, net        765              860
         Other                                           2,168              382
                                                      -------------------------
                                                      $ 32,506         $  5,608
                                                      =========================

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Warehousing and distribution expenses are included in selling, general and administrative expenses and totaled $3.9 million, $3.5 million and $5.4 million in 2003, 2002 and 2001, respectively.

(9)      CONVERTIBLE DEBT

In June 2003, the Company issued $400.0 million of unsecured convertible notes to qualified institutional investors. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003. The notes have a conversion rate of $48.45 per share, which represents a 50% premium to the closing price of the Company's common stock on May 28, 2003. The debt issuance costs related to these notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the Consolidated Balance Sheet and are being amortized over five years, assuming no conversion. Under the terms of the Purchase Agreement, the note holders can convert the notes at any time into 8,255,920 shares of common stock at the conversion price, and also have the right to require the Company to redeem the notes prior to maturity in the event of a "fundamental change", as defined within the Agreement. The Company is required to register the notes and common stock issuable upon conversion with the Securities and Exchange Commission, and to use reasonable best efforts to keep the related registration statement effective for the defined period. The Company may not merge or transfer substantially all assets, as defined, unless certain conditions are met.

At December 31, 2003, the fair value of the Company's convertible notes exceeded the carrying value of $400.0 million by approximately $78.1 million.

During 2002, the remaining notes outstanding related to the Company's January 1999 and July 1999 convertible debt issuances, which had an aggregate carrying value of $11.7 million were converted into 1,864,549 shares of the Company's common stock.

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

(10)     GOODWILL AND INTANGIBLE ASSETS

GOODWILL: The amount of goodwill originally recorded in connection with the December 31, 2002 acquisition of Anthrogenesis was $3.0 million. Subsequently, certain purchase price allocation adjustments were made based on the fair value of the assets received and liabilities assumed. The purchase price allocation process was completed as of December 31, 2003, which has resulted in goodwill being adjusted to $3.5 million. The goodwill from the Anthrogenesis acquisition has been allocated to the Company's Stem Cell Therapy segment and is reviewed at least annually for impairment.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

INTANGIBLE ASSETS: The Company's intangible assets, which relate to its December 31, 2002 acquisition of Anthrogenesis Corporation, are being amortized over their estimated useful lives. The gross carrying amount and accumulated amortization, by major intangible asset class at December 31, 2003 was as follows:

                ----------------------------------------------------------------
                                             Gross                    Intangible
                                            carrying    Accumulated     assets,
                                             value     amortization       net
                ----------------------------------------------------------------
                Supplier relationships      $   710      $   142       $   568
                Customer lists                1,700          113         1,587
                Technology                      600           60           540
                                            ------------------------------------
                  Total                     $ 3,010      $   315       $ 2,695
                                            ====================================

Amortization of intangible assets for the year ended December 31, 2003 was $0.3 million. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $0.3 million for the years 2004 through 2007 and $0.2 million for 2008.

(11)     RELATED PARTY TRANSACTIONS

Axys Pharmaceutical was treated as a related party though October 2001, as its previous Chief Executive Officer also served on Signal Pharmaceutical's Board of Directors during which time Signal and Axys entered into a collaboration agreement, which was executed prior to the Company's acquisition of Signal. The initial term of that agreement expired in October 2001. Therefore revenue recognized subsequent to October 2001 is no longer classified as related party revenue. Related party revenue of $1.9 million related to this agreement was recorded in 2001. No revenues were received from Axys Pharmaceuticals in 2003 or 2002.

Prior to the Company's acquisition of Anthrogenesis, two senior executives of the Company served on the Board of Directors of Anthrogenesis, during which time the Company entered into the following transactions with Anthrogenesis:

In April 2001, the Company entered into a license and development agreement with Anthrogenesis for the development of a human angiogenesis assay system for screening the effect of certain molecules on the process of neovascularization. The Company paid approximately $0.3 million for a one-year exclusive, royalty-free license to all assay system technology. This payment was expensed upon the signing of the agreement.

In December 2001, the Company entered into a second development agreement with Anthrogenesis for a period of one year which required Anthrogenesis to perform certain development work on several of the Company's compounds. The Company recorded a development fee of $0.3 million, which was amortized over the term of the agreement.

(12)     STOCKHOLDERS' EQUITY

PREFERRED STOCK: The Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

COMMON STOCK: The Company has 120,000,000 authorized shares of common stock with a par value of $.01 per share, of which 81,411,055 shares were outstanding at December 31, 2003. A summary of changes in common stock issued and treasury stock is presented below:

--------------------------------------------------------------------------------
                                                                  Common Stock
Balance December 31,                          Common Stock          in Treasury
--------------------------------------------------------------------------------
2000                                           73,999,889                --
--------------------------------------------------------------------------------
Exercise of stock options and warrants          1,544,625
Issuance of common stock for employee
    benefit plans and non-employee services        30,271
Purchase of treasury stock                                             (282)
--------------------------------------------------------------------------------
2001                                           75,574,785              (282)
--------------------------------------------------------------------------------
Exercise of stock options and warrants          1,246,600
Issuance of common stock for employee
   benefit plans                                   35,398             1,160
Purchase of treasury stock                                             (878)
Conversion of long-term convertible notes       1,864,549
Shares issued pursuant to Anthrogenesis
   Acquisition                                  1,455,381
--------------------------------------------------------------------------------
2002                                           80,176,713                --
--------------------------------------------------------------------------------
Exercise of stock options and warrants          1,105,074
Issuance of common stock for employee
   benefit plans                                  129,268
--------------------------------------------------------------------------------
2003                                           81,411,055                --
================================================================================

RIGHTS PLAN: During 1996, the Company adopted a shareholder rights plan ("Rights Plan"). The Rights Plan involves the distribution of one Right as a dividend on each outstanding share of the Company's common stock to each holder of record on September 26, 1996. Each Right shall entitle the holder to purchase one-tenth of a share of common stock. The Rights trade in tandem with the common stock until, and are exercisable upon, certain triggering events, and the exercise price is based on the estimated long-term value of the Company's common stock. In certain circumstances, the Rights Plan permits the holders to purchase shares of the Company's common stock at a discounted rate. The Company's Board of Directors retains the right at all times prior to acquisition of 15% of the Company's voting common stock by an acquiror, to discontinue the Rights Plan through the redemption of all rights or to amend the Rights Plan in any respect. On February 17, 2000, the Company's Board of Directors approved an amendment to the Rights Plan changing the initial exercise price thereunder from $100.00 per Right (as defined in the original Rights Plan agreement) to $700.00 per Right and extending the final expiration date of the Rights Plan to February 17, 2010. On August 13, 2003, the Rights Plan was amended to permit a qualified institutional investor to beneficially own up to 17% of the Company's common stock outstanding without being deemed an "acquiring person," if such institutional investor meets certain requirements.

(13)     STOCK BASED COMPENSATION

STOCK OPTIONS AND RESTRICTED STOCK AWARDS: The Company has two equity incentive plans (the "Incentive Plans") that provide for the granting of options, restricted stock awards, stock appreciation rights,

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 4,200,000 shares of common stock under the 1992 plan and 12,500,000 shares of common stock under the 1998 plan, as amended, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors (the "Compensation Committee") determines the type, amount and terms, including vesting, of any awards made under the Incentive Plans. The 1992 Plan terminated in 2002 and the 1998 Plan will terminate in 2008.

With respect to options granted under the Incentive Plans, the exercise price may not be less than the market price of the common stock on the date of grant. In general, options granted under the Incentive Plans vest over periods ranging from immediate vesting to four year vesting and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period for options and restricted stock awards granted under the Plans is subject to certain acceleration provisions if a change in control, as defined in the Plans, occurs.

As a result of the Signal acquisition, the Company assumed the former Signal stock option plans. The options issued pursuant to the former Signal plans converted into Celgene options upon consummation of the transaction at a ..1257-for-1 exchange ratio. No additional options will be granted from the former Signal plans.

As a result of the acquisition of Anthrogenesis, the Company assumed the former Anthrogenesis Qualified Employee Incentive Stock Option Plan and the Anthrogenesis Non-Qualified Recruiting and Retention Stock Option Plan. Options granted under the Anthrogenesis plans prior to Celgene's acquisition of Anthrogenesis generally vested immediately and have a life of ten years from the date of grant. The Anthrogenesis options converted into Celgene options at an exchange ratio of .4545. No future awards will be granted under the Non-Qualified Plan. The Qualified Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment. The exercise price of any stock options granted under the Qualified Plan may not be less than the fair market value of the common stock on the date of grant. In general, options granted under the Qualified Plan vest evenly over a four-year period and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period is subject to certain acceleration provisions if a change in control occurs. No award will be granted under the Qualified Plan on or after December 31, 2008.

Stock options granted to executives at the vice-president level and above, after September 18, 2000, contain a reload feature which provides that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 1998 Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or pays applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee to exercise the stock option or to pay withholding taxes thereon. The reload stock option will be exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair market value (as defined in the 1998 Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. An optionee may not reload the reload stock option unless otherwise permitted by the Company's Compensation Committee. As of December 31, 2003, the Company has issued 2,192,075 stock options to executives that contain the reload features noted above, of which 2,153,375 are still outstanding.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

In June 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which, as amended, provides for the granting of non-qualified stock options to purchase an aggregate of not more than 1,800,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company ("Non-Employee Directors"). Each new Non-Employee Director, upon the date of election or appointment, receives an option to purchase 20,000 shares of common stock, which vest in four equal annual installments commencing on the first anniversary of the date of grant. Additionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof for service less than one year), which vest in full on the date of the first annual meeting of stockholders held following the date of grant. As amended in 2003, continuing Non-Employee Director receive quarterly grants of 2,500 options aggregating 10,000 options annually, instead of receiving one annual grant of 10,000 options and vesting occurs one-year from the date of grant instead of on the date of the first annual meeting of stockholders held following the date of grant. The 1995 Non-Employee Directors' Incentive Plan also provides for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a non-employee director who serves as a member (but not a chairman) of a committee of the Board of Directors and up to 10,000 shares to a non-employee director who serves as the chairman of a committee of the Board of Directors. All options are granted at an exercise price that equals the fair market value of the Company's common stock at the grant date and expire 10 years after the date of grant. This plan terminates in 2005.

The following table summarizes the stock option activity for the aforementioned
Plans:

-------------------------------------------------------------------------------
                                                       OPTIONS OUTSTANDING
                                                --------------------------------
                                                                    WEIGHTED
                               SHARES                              AVERAGE
                             AVAILABLE                             EXERCISE
Balance December 31,         FOR GRANT            SHARES        PRICE PER SHARE
--------------------------------------------------------------------------------
2000                          2,531,945          7,947,687           $20.05
--------------------------------------------------------------------------------
    Authorized                2,000,000                 --               --
    Expired                          --                 --               --
    Granted                  (1,111,450)         1,111,450            26.04
    Exercised                        --         (1,304,960)            4.74
    Cancelled                   457,249           (457,249)           34.49
    Repurchases                     190                 --               --
--------------------------------------------------------------------------------
2001                          3,877,934          7,296,928           $22.80
--------------------------------------------------------------------------------
    Authorized                       --                 --               --
    Expired                     (73,706)                --               --
    Granted                  (3,204,884)         3,204,884            21.13
    Exercised                        --           (279,117)            5.58
    Cancelled                   423,627           (423,627)           30.19
    Repurchases                     721                 --               --
    Assumed on acquisition      137,031          1,030,364            11.37
--------------------------------------------------------------------------------
2002                          1,160,723         10,829,432           $21.37
--------------------------------------------------------------------------------
    Authorized                4,000,000                 --               --
    Expired                    (308,857)                --               --
    Granted                  (2,424,027)         2,424,027            36.60
    Exercised                        --         (1,041,118)           10.69
    Cancelled                   172,826           (200,092)           26.78
--------------------------------------------------------------------------------
2003                          2,600,665         12,011,749           $25.28
================================================================================

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

The following table summarizes information concerning options outstanding under the Incentive Plans at December 31, 2003:

--------------------------------------------------------------------------------
                          OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                 -------------------------------------   -----------------------
                                WEIGHTED    WEIGHTED                    WEIGHTED
                                AVERAGE     AVERAGE                     AVERAGE
   RANGE OF         NUMBER      EXERCISE    REMAINING      NUMBER       EXERCISE
EXERCISE PRICES  OUTSTANDING      PRICE    TERM (YRS.)   EXERCISABLE     PRICE
--------------------------------------------------------------------------------
$ 0.15 -  3.50       620,134     $ 2.25        3.8          620,134      $ 2.25
  3.51 -  6.00     2,025,517       5.17        4.6        2,025,517        5.17
  6.01 - 24.00     2,844,467      17.39        8.1        2,710,456       17.17
 24.01 - 30.00     2,998,939      25.98        7.2        2,549,391       26.05
 30.01 - 50.00     2,397,392      38.38        9.2        2,127,242       38.47
 50.01 - 70.00     1,125,300      64.33        6.6          914,599       64.23
                 ---------------------------------------------------------------
                  12,011,749     $25.28        7.1       10,947,339      $24.25
================================================================================

The Company recorded compensation expense of $1.3 million and $2.5 million in 2002 and 2001, respectively, related to options granted under the former Signal plans at exercise prices below the market price of the underlying stock at the date of grant. During 2002 and 2001, the Company reversed deferred compensation by $0.8 million and $0.3 million, respectively, as a result of option holder terminations. At December 31, 2002 deferred compensation was zero.

During 2001, the Company issued to certain employees an aggregate of 52,500 restricted stock awards. Such restricted stock awards will vest on September 19, 2006, unless certain conditions are met prior to such date. The fair value of these restricted stock awards at the grant date was $1.4 million and is being amortized as compensation expense over the contractual vesting period. During 2003, 2002 and 2001, the Company recorded compensation expense relating to these restricted stock awards of $0.3 million, $0.3 million and $0.2 million, respectively, which was classified as selling, general and administrative expenses.

Former non-employee directors of Signal, who entered into consulting agreements with Celgene effective August 31, 2000, held unvested stock options to purchase an aggregate of 36,457 shares of the Company's common stock. As a result, the Company recorded compensation expense based on the fair value of such options, which is being recognized over the remaining vesting period for such options. During 2003, 2002 and 2001 the Company recorded compensation expense relating to stock, stock options or warrants issued to consultants, advisors or financial institutions of $0.5 million, $0.2 million and $0.9 million, respectively.

WARRANTS: In connection with its acquisition of Anthrogenesis, the Company assumed the Anthrogenesis warrants outstanding, which converted into 216,839 Celgene warrants. Anthrogenesis had issued warrants to investors at exercise prices equivalent to the per share price of their investment. As of December 31, 2003, Celgene had 144,307 warrants outstanding to acquire an equivalent number of shares of Celgene common stock at an average exercise price of $11.90 per warrant.

In connection with the placement of the Series B Convertible Preferred Stock in June 1997, the Company issued warrants to purchase 1,557,690 shares of common stock at an exercise price of $2.50 per share with a term of four years from the issuance date, which ended on June 1, 2002. In May 2002, the remaining

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

967,693 warrants were exercised and the equivalent number of common shares were issued. As of December 31, 2002, there were no warrants outstanding.

(14)     EMPLOYEE BENEFIT PLANS

The Company sponsors an investment savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. The Company's contributions to the savings plan are discretionary and have historically been made in the form of the Company's common stock. Such contributions are based on specified percentages of employee contributions and aggregated a total expense charged to operations of $4.2 million in 2003, $2.9 million in 2002 and $1.4 million in 2001.

During 2000, the Company's Board of Directors approved a deferred compensation plan effective September 1, 2000. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to 25% of the participant's base salary, 100% of cash bonuses and restricted stock and stock options gains (both subject to a minimum deferral of 50% of each award of restricted stock or stock option gain approved by the Committee for deferral). Company contributions to the deferred compensation plan represent a 100% match of the participant's deferral up to a specified percentage (ranging from 10% to 25%, depending on the employee's position as specified in the plan) of the participant's base salary. The Company recorded expense of $0.7 million, $0.4 million and $0.4 million associated with the matching of the deferral of compensation in 2003, 2002 and 2001, respectively. All amounts are 100% vested at all times, except with respect to restricted stock, which will not be vested until the date the applicable restrictions lapse. At December 31, 2003 and 2002, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheets of approximately $4.9 million and $2.7 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides participants eight investment options for amounts they elect to defer. Such options include a combination of funds that offer the investor the option to spread their risk across a diverse group of investments. These investment choices include an equity and equity index fund, a bond fund, a fund that is balanced between equities and bonds, a fund that invests worldwide, a growth fund and a fund that invests in mid to large cap companies and seeks capital appreciation.

In 2003, the Company adopted a Long Term Incentive Plan ("LTIP"). The LTIP is a long-term performance plan that provides for payouts in cash or stock, at the election of the Company. Under the plan, eligible employees may receive a payout based on a percentage of their base salary, which the Company may then elect to convert into shares of the Company's common stock based on the fair market value of the Company's stock on the date of payout. The LTIP is administered through the Compensation Committee of the Board of Directors, who establishes the performance measures at the beginning of each plan year for eligible senior executives. The actual payout is contingent on meeting stated performance targets over three-year overlapping performance periods. Moreover, participation in the LTIP is not guaranteed in each plan cycle and, if minimum performance targets are not met, no payouts are made. Through December 31, 2003, the Company recognized expense of $0.5 million in LTIP accruals for the 2003 to 2005 incentive plan period based on an estimated achievement of 75% of the target measures. Payouts may be in the range of 0% to 200% and the maximum potential payout is $6.1 million for the 2003 to 2005 period. After performance results are determined the earned award, if any, will be calculated for each participant and converted into shares of the Company's common stock based on the then current market price of the Company's stock or paid in cash, at the Company's election. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control.

(15)     SPONSORED RESEARCH, LICENSE AND OTHER AGREEMENTS

GELCLAIR(TM) CO-PROMOTION AGREEMENT: In October 2002, the Company entered into an agreement with Cell Pathways, Inc. for the co-promotion of Gelclair(TM), primarily in the U.S. oncology market. Subsequently, on June 12, 2003, the Company entered into an agreement with OSI Pharmaceuticals Inc., which acquired Cell Pathways, Inc. in June 2003, to terminate the aforementioned agreement. The effective date of the termination agreement is July 1, 2003 and under that agreement, the Company received $3.0 million in July 2003, upon the transfer of promotional materials as specified in the agreement, and is entitled to receive an additional $3.0 million on the first anniversary of the effective date based on the Company's successful completion of certain transitional services through December 31, 2003, as defined in the agreement. The aggregate revenue of $6.0 million was recognized as collaborative agreement revenue on a straight-line basis over the six-month service period ended December 31, 2003. Under the agreement, the Company may also receive a milestone payment upon the achievement of a specified amount of Gelclair net sales.

PHARMION: In November 2001, the Company entered into a license agreement with Pharmion Corporation and Pharmion GmbH ("Pharmion") in which the Company granted an exclusive royalty-bearing license for its intellectual property covering thalidomide and S.T.E.P.S.(R) in all countries outside of North America, Japan, China, Taiwan and Korea in exchange for licensing payments and upon regulatory approvals royalties based on commercial sales. The

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

agreement terminates upon the tenth anniversary of the initial European regulatory approval of thalidomide, and pursuant to the agreement, the Company is entitled to receive $0.3 million on a quarterly basis beginning in December 2001, until the initial European regulatory approval is received. In April 2003, the Company entered into an amendment to the aforementioned agreement whereby Pharmion has agreed to provide the Company an aggregate of $8.0 million in research funding for the further clinical development of THALOMID during the period commencing on the date of the amendment and ending December 31, 2005. The research funding consists of three installments of $1.0 million each, payable upon execution of the agreement, September 30, 2003 and December 31, 2003, four quarterly installments of approximately $0.8 million each payable in 2004 and four quarterly installments of $0.5 million each payable in 2005. The Company received the first three installments totaling $3.0 million, which was recognized as collaborative agreement revenue in 2003.

In April 2003, the Company entered into a Securities Purchase Agreement with Pharmion whereby Celgene purchased for $12.0 million a Senior Convertible Promissory Note (the "Note") with a principal amount of $12.0 million, and a warrant with a five year term to purchase up to 363,636 shares of Pharmion's common stock at a purchase price of $11.00 per share, adjusted for Pharmion's four-for-one reverse stock split. The Note has a term of five years with an annual interest rate of 6% compounded semi-annually. The Note has a conversion price of $11.00 per share of Common Stock and is automatically convertible into common stock under certain conditions. The Note is classified under "Other Assets" in the Company's balance sheet. Pharmion's closing stock price as of December 31, 2003 was $15.25

NOVARTIS PHARMA AG: In April 2000, the Company granted Novartis Pharma AG an exclusive worldwide license to develop and market d-methylphenidate (d-MPH), a chirally pure version of Ritalin. The Company also granted Novartis rights to all its related intellectual property and patents, including new formulations of the currently marketed Ritalin. The Company received a $10.0 million, nonrefundable, upfront license fee payment in July 2000, which was recognized as revenue over a period of 17 months commencing in June 2000, (i.e., the period of time management estimated it would take to fulfill its obligations related to obtaining FDA approval of the immediate release form of d-MPH). Accordingly, the Company recognized approximately $5.4 million and $4.6 million of the upfront license fee as research contract revenue in 2001 and 2000, respectively. In December 2000, the Company received acceptance of the New Drug Application ("NDA") by the FDA for d-MPH and received a milestone payment of $5.0 million, which was recognized as research contract revenue in 2000. In November 2001, the Company received FDA approval to market d-MPH and received a milestone payment of $12.5 million, which was recognized as research contract revenue in 2001. The agreement also entitles the Company to receive royalties on the entire family of Ritalin drugs. Costs incurred related to the agreement were approximately $2.8 million in 2001.

In December 2000, the Company signed a collaborative research and license agreement with Novartis for joint research of selective estrogen receptor modulator compounds ("SERMs") for the treatment and prevention of osteoporosis. The Company received a nonrefundable, upfront payment of $10.0 million and may be entitled to receive additional milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties upon commercialization of products receiving FDA marketing approval. The upfront payment was amortized over the two-year research period. The Company incurred costs of approximately $0.4 million, $1.8 million and $2.1 million in 2003, 2002 and 2001, respectively, related to this agreement and extension. The research portion of the agreement ended in June 2003.

AXYS: In October 1999, the Company entered into a two-year collaborative research and license agreement with Axys to develop and commercialize certain compounds. The Company received an initial non-refundable license fee of $2.0 million, which was amortized over the term of the agreement. In addition, Axys agreed to pay the Company certain amounts for the full-time equivalent personnel working on the research. During 2001, Axys paid $1.1 million to the Company in research funding, which represented the

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

approximate cost of the full-time equivalent personnel working on the related research. This agreement was terminated in June 2001 and has not been renewed.

SERONO: In November 1997, the Company entered into a three-year collaborative research, development and license agreement with Serono to perform research within the field of the modulation of NF-(kappa)(beta). Under the terms of the agreement, Serono made quarterly payments to the Company to fund research efforts. During 2001, Serono paid $2.8 million to the Company, which represented the approximate cost of the full-time equivalent personnel working on the related research. Serono purchased shares of Signal's Series F Preferred Stock (which were ultimately exchanged into Celgene shares pursuant to the Signal merger) in conjunction with the license agreement. The research term of the agreement was extended for one year and expired in November 2001. The agreement has not been renewed and the selected compounds have been transferred to Serono for further development, for which the Company will receive royalties upon commercial sales of such products, if any.

(16)     INCOME TAXES

At December 31, 2003 and 2002, the tax effects of temporary differences that give rise to deferred tax assets were as follows:


----------------------------------------------------------------------------------------------------
                                                                             2003             2002
----------------------------------------------------------------------------------------------------
Deferred assets:
    Federal and state net operating loss carryforwards                    $   141,379     $  143,720
    Capitalized research expenses                                              16,774          7,011
    Research and experimentation tax credit carryforwards                       9,154          7,686
    Plant and equipment, principally due to differences in depreciation         1,524          1,880
    Patents, principally due to differences in amortization                     5,615          5,615
    Accrued and other expenses                                                  6,686          4,802
    Unrealized losses on securities                                             4,188          6,686
                                                                          --------------------------
                  Total deferred tax assets                                   185,320        177,401
    Valuation allowance                                                      (185,320)      (177,401)
                                                                          --------------------------
                  Net deferred tax assets                                 $        --     $       --
                                                                          ==========================

During 2003, 2002 and 2001, the Company recognized a tax benefit of $0.4 million, $0.7 million and $1.2 million, respectively, from the sale of certain state net operating loss carryforwards. In 2003, the Company also recognized tax expense of $1.1 million for federal and state purposes and in 2002, the Company recognized $0.6 million for state tax purposes. Recent legislation in California and New Jersey has placed a temporary suspension on the usage of state net operating losses to offset state income.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2003, the Company had Federal net operating loss carryforwards of approximately $359.7 million and combined State net operating loss carryforwards of approximately $258.2 million that will expire in the years 2004 through 2023. State net operating loss carryforwards differ from Federal net operating loss carryforwards primarily due to the fact that the Company sold approximately $91.2 million of its State net operating loss carryforwards through December 31, 2003, and approximately $10.3 million has expired. The Company also has research and experimentation credit carryforwards of approximately $9.2 million that expire in the years 2004 through 2023. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs. Signal experienced an ownership change, as that term is defined in section 382 of the Internal Revenue Code, when it was acquired by Celgene. As such, there is an annual limitation on the use of this Net Operating Loss in the amount of approximately $11.6 million. Anthrogenesis also experienced an ownership change when acquired at December 31, 2002. Approximately $8.5 million of deferred tax assets acquired in the Anthrogenesis

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

acquisition at December 31, 2002 consisted primarily of net operating losses: as such there may be an annual limitation on the Company's ability to utilize the acquired net operating losses in the future. Upon realization of the Anthrogenesis acquired tax assets, the Company will credit the benefit to the related acquired goodwill and other intangibles.

Of the deferred tax asset related to the Federal and State net operating loss carryforwards, approximately $71.7 million relates to a tax deduction attributable to stock options. The Company will increase paid in capital when these benefits are realized for tax purposes. The Company realized stock option deduction benefits in 2003 and 2002 for New Jersey state income tax purposes and has increased paid in capital in the amount of approximately $0.8 million and $0.1 million, respectively.

(17)     COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and research facilities under several operating lease agreements. The minimum annual rents may be subject to specified annual rental increases. At December 31, 2003, the non-cancelable lease terms for the operating leases expire at various dates between 2005 and 2012 and each agreement includes renewal options ranging from one or two additional three or five-year terms. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. In December 2001, the Company entered into a new lease arrangement to consolidate the Signal San Diego, California operations into one building. Signal completed the occupation of the new facility during the fourth quarter of 2002. The lease obligation relating to the remaining term of the old lease arrangements, which expired on December 31, 2003, aggregating approximately $1.0 million, was recognized as an expense in 2002 and the net book value with respect to related leasehold improvements and other unamortized assets aggregating $1.1 million was written off during the same period.

The Company leases certain laboratory equipment and machinery under capital lease arrangements. Assets held under capital leases are included in plant and equipment and the amortization of these assets is included in depreciation expense.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2003 are:

--------------------------------------------------------------------------------
                                                         OPERATING      CAPITAL
                                                          LEASES         LEASES
--------------------------------------------------------------------------------
              2004                                       $  3,688      $     32
              2005                                          3,574            13
              2006                                          3,463             2
              2007                                          3,256             2
              2008                                          2,979            --
              Thereafter                                    8,945
                                                         ----------------------
         Total minimum lease payments                    $ 25,905      $     49
                                                         ========

           Less amount representing interest                                  3
                                                                       --------

         Present value of net minimum
              capital lease payments                                         46

           Less current installments of obligations
              under capital leases                                           30
                                                                       --------
         Obligations under capital leases,
              excluding current installments                           $     16
                                                                       ========

Total facilities rental expense under operating leases was approximately $3.9 million in 2003, $3.0 million in 2002, excluding the write-off of the lease obligation for the old Signal facilities, and $2.3 million in 2001.

EMPLOYMENT AGREEMENTS: The Company has employment agreements with certain officers and employees. Employment contracts provide for base compensation and an annual target bonus based upon achievement of Company performance measures and annual increases in base compensation reflecting annual reviews and related salary adjustments. Base compensation expense subject to employment agreements aggregated $2.5 million and $1.7 million in 2003 and 2002, respectively. The outstanding commitment for base compensation related to employment contracts as of December 31, 2003 is approximately $2.6 million per year in each of the next three consecutive years (excluding any change in control provisions). Employees covered under employment contracts who are terminated upon the occurrence of a change in control may among other things be entitled to receive from the Company a lump sum equal to three times such employee's base salary and bonus, payment by the Company of such employee's benefit premiums for three years and full and immediate vesting of all stock options and equity awards held by such employee.

CONTRACTS: On March 31, 2003, the Company entered into a three-year supply and distribution agreement with GlaxoSmithKline ("GSK") to distribute, promote and sell ALKERAN (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and for palliation of carcinoma of the ovary. Under the terms of the agreement, Celgene purchases ALKERAN tablets and ALKERAN for injection from GlaxoSmithKline and distributes the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year for an initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period. The remaining minimum purchase requirements at December 31, 2003 were $43.5 million.

As discussed in Note 4, the Company signed an exclusive license agreement with CMCC, which terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted to Celgene

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

an exclusive worldwide license for the analog patents. Under the agreement, the Company is required to pay CMCC $2.5 million between 2004 and 2006, the present value of which totaled $2.2 million and was expensed in 2002. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

The Company has an agreement with Penn Pharmaceutical, Ltd. of Great Britain for the production of Thalomid. Penn manufactures Thalomid and sells it exclusively to the Company. The agreement has been extended through 2004 for Dedicated Containment Facilities ("DCF") payments totaling approximately $0.7 million. In November 2001, concurrent with the Pharmion License agreement (see Note 15), the Company entered into an agreement with Penn Pharmaceuticals, Ltd. and its shareholders in which Penn granted the Company an option to purchase their thalidomide DCF and related thalidomide assets. The Company has three years in which to exercise the option. The purchase price will be determined in the future based on a formula defined in the agreement.

In October 2003, the Company signed an agreement with Institute of Drug Technology Australia Limited ("IDT") for the manufacture of finished dosage form of THALOMID capsules. The agreement requires minimum payments for THALOMID capsules of $4.7 million for the three-year term commencing with the FDA's approval of IDT as an alternate supplier. This agreement provides the Company with additional capacity and reduces its dependency on one manufacturer for the production of THALOMID.

The Company has entered into various service agreements with Contract Research Organizations ("CROs") to provide services in the management of certain pivotal clinical trials. Management services provided by CROs typically include but are not limited to; assistance with clinical monitoring activities, assistance with study enrollment and other management oversight activities. Pivotal clinical trials are currently being conducted with the following CROs; PharmaNet, Inc., Icon Clinical Research, PPD Development, LLC and Research Pharmaceuticals Services, Inc. Service agreements with these CROs provide that either party may early terminate such agreement by written notice to the other party. Payments made related to services provided by the above CROs were $22.5 million in 2003 and $3.8 million in 2002 and are included in research and development expenses. The Company's pivotal clinical trials for THALOMID and REVLIMID began in 2002 and accordingly, no costs were incurred for services provided by the above CROs in 2001.

CONTINGENCIES: The Company believes it maintains insurance coverage adequate for its current needs. The Company's operations are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company reviews the effects of such laws and regulations on its operations and modifies its operations as appropriate. The Company believes it is in substantial compliance with all applicable environmental laws and regulations.

 (18)    SEGMENTS AND RELATED INFORMATION

Effective with its December 31, 2002 acquisition of Anthrogenesis, the Company operates in two business segments - Human Pharmaceuticals and Stem Cell Therapies. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

HUMAN PHARMACEUTICALS: The Human Pharmaceutical segment is engaged in the discovery, development and commercialization of pharmaceutical therapies designed to treat cancer and immunological diseases.

STEM CELL THERAPIES: The Stem Cell Therapies segment delivers stem cell therapies that are produced from renewable human placental sources and initially directed toward major, unmet medical needs in the cancer field, with a primary focus on blood cancers such as leukemia, lymphomas and myelomas. The segment also engages in the private client banking of autologous stem cells and the development of an allogeneic bank for stem cell transplants.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Summarized segment information is as follows:


-----------------------------------------------------------------------------------------
                                      Human        Stem Cell
                                 Pharmaceuticals   Therapies    Unallocated(2)    Total
-----------------------------------------------------------------------------------------
2003
Total assets                        $ 113,433      $   10,936    $  666,967     $ 791,336
Total revenues                        267,980           3,495                     271,475
Income before income taxes(1)          30,097         (16,618)                     13,479
-----------------------------------------------------------------------------------------
2002
Total assets                        $  56,793      $    9,312    $  261,182     $ 327,287
-----------------------------------------------------------------------------------------

(1) Expenses incurred at the consolidated level are included in the results of the Human Pharmaceuticals segment.
(2) Unallocated corporate assets consist of cash and cash equivalents and marketable securities available for sale.

OPERATIONS BY GEOGRAPHIC AREA: The Company markets and sells its products in the United States and Canada. All of the Company's customers are located in North America. In November 2001, the Company entered into a license agreement with Pharmion Corporation, under which Pharmion markets and sells THALOMID in all countries outside of North America, Japan, China, Taiwan and Korea. In addition, the Company receives royalties from Novartis on their international sales of Ritalin and Ritalin(R) LA.

MAJOR CUSTOMERS: As is typical in the pharmaceutical industry, the Company sells its products primarily through wholesale distributors and therefore, wholesale distributors account for a large portion of the Company's net product revenues. In 2003, 2002 and 2001, there were 3 customers that each accounted for more than 10% of the Company's total revenue. Sales to each such customer were approximately 32.5%, 23.7% and 17.4% of consolidated total revenues in 2003, 30.9%, 16.2% and 17.1% of consolidated total revenues in 2002 and 20.2%, 13.2% and 13.9% of consolidated total revenues in 2001. Sales to such customers were included in the results of the Human Pharmaceuticals segment.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(19)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------------
                                               1Q               2Q               3Q               4Q              YEAR
--------------------------------------------------------------------------------------------------------------------------
2003(1)
Total revenue                             $     49,089     $     67,286     $     74,332     $     80,768     $    271,475
Gross profit(2)                                 40,189           49,416           50,323           55,440          195,368
Income tax benefit (provision)                    (135)            (210)            (378)               5             (718)
Net income                                         952            2,894            4,293            5,372           13,511
Net earnings per common share -
basic(3)                                  $       0.01     $       0.04     $       0.05     $       0.07     $       0.17
Net earnings per common share -
diluted(3)                                $       0.01     $       0.03     $       0.05     $       0.06     $       0.16
Weighted average number of shares of
common stock outstanding - basic            80,384,000       80,839,000       81,047,000       81,262,000       80,887,000
Weighted average number of shares of
common stock outstanding - diluted          83,940,000       85,134,000       86,329,000       87,122,000       85,398,000
--------------------------------------------------------------------------------------------------------------------------
2002
Total revenue                             $     30,694     $     33,621     $     34,258     $     37,173     $    135,746
Gross profit (2)                                23,974           26,249           26,467           28,909          105,599
Litigation settlement and related
agreements                                          --               --               --           32,212           32,212
Acquired in-process research and
development                                         --               --               --           55,700           55,700
Income tax benefit (provision)                      --               --               --               98               98
Net loss                                          (823)          (1,715)          (1,037)         (96,425)        (100,000)
Net earnings per common share -
basic(3)                                  $      (0.01)    $      (0.02)    $      (0.01)    $      (1.22)    $      (1.31)
Net earnings per common share -
diluted(3)                                $      (0.01)    $      (0.02)    $      (0.01)    $      (1.22)    $      (1.31)
Weighted average number of shares of
common stock outstanding - basic            75,625,000       76,377,000       78,583,000       78,715,000       77,337,000
Weighted average number of shares of
common stock outstanding - diluted          75,625,000       76,377,000       78,583,000       78,715,000       77,337,000
--------------------------------------------------------------------------------------------------------------------------

(1) Certain reclassifications have been made to the January 1, 2003 through September 30, 2003 interim periods in order to conform to the fourth quarter and full year's presentation.
(2) Gross profit is computed by subtracting cost of goods sold from net product sales.
(3) The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               CELGENE CORPORATION
                             (DOLLARS IN THOUSANDS)


-------------------------------------------------------------------------------------------
                                                      Additions
                                        Balance at    charged to                   Balance
                                       beginning of   expense or                  at end of
Year ended December 31,                    year         sales       Deductions       year
-------------------------------------------------------------------------------------------
2003
   Allowance for doubtful accounts       $   729      $   448         $   304      $   873
   Allowance for sales returns             2,783       12,592(1)        7,007        8,368
   Allowance for customer discounts          291        5,503(1)        5,137          657
                                       ---------------------------------------------------
                                         $ 3,803      $18,543         $12,448      $ 9,898
                                       ===================================================

-------------------------------------------------------------------------------------------
2002
   Allowance for doubtful accounts       $   708      $   295         $   274      $   729
   Allowance for sales returns               857        4,777(1)        2,851        2,783
   Allowance for customer discounts          291        2,412(1)        2,412          291
                                       ---------------------------------------------------
                                         $ 1,856      $ 7,484         $ 5,537      $ 3,803
                                       ===================================================

-------------------------------------------------------------------------------------------
2001
   Allowance for doubtful accounts       $   232      $   553         $    77      $   708
   Allowance for sales returns               381        2,440(1)        1,964          857
   Allowance for customer discounts          151        1,785(1)        1,645          291
                                       ---------------------------------------------------
                                         $   764      $ 4,778         $ 3,686      $ 1,856
                                       ===================================================

-------------------------------------------------------------------------------------------

(1)  Amounts are a reduction from gross sales.