Form 10-Q
period 2004-06-30
CELGENE CORP /DE/
filed 2004-08-09
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the quarterly period ended June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132

                               CELGENE CORPORATION
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                           22-2711928
       --------------------------------      ----------------------------
       (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification
                                                        Number)

       7 Powder Horn Drive, Warren, NJ                  07059
       --------------------------------      ----------------------------
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

At August 6, 2004, 82,028,039 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I   FINANCIAL INFORMATION


Item I     Unaudited Consolidated Financial Statements

           Consolidated Statements of Operations -
           Three and Six Month Periods Ended June 30, 2004 and 2003         3

           Consolidated Balance Sheets -
           As of June 30, 2004 and December 31, 2003                        4

           Consolidated Statements of Cash Flows -
           Six Month Periods Ended June 30, 2004 and 2003                   5

           Notes to Unaudited Consolidated Financial Statements             7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             16

Item 3     Quantitative and Qualitative Disclosures About
           Market Risk                                                     28

Item 4     Controls and Procedures                                         30


PART II  OTHER INFORMATION                                                 31

Item 6     (a) Exhibits                                                    31

           (b) Reports on Form 8-K                                         32

           Signatures                                                      33

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Thousands of dollars, except per share amounts)

                                                  Three Month Period Ended       Six Month Period Ended
                                                          June 30,                       June 30,
                                                          --------                       --------
                                                    2004           2003            2004           2003
                                                    ----           ----            ----           ----
Revenue:

   Net product sales                            $     79,010   $     62,497    $    155,130   $    108,301
   Collaborative agreements and other revenue          2,895          2,308           5,028          3,387
   Royalty revenue                                     5,848          2,481          10,468          4,687
                                                ------------   ------------    ------------   ------------
         Total revenue                                87,753         67,286         170,626        116,375
                                                ------------   ------------    ------------   ------------

Expenses:

   Cost of goods sold                                 14,094         13,874          28,489         20,427
   Research and development                           38,638         30,517          76,366         55,238
   Selling, general and administrative                25,722         23,660          51,658         45,142
                                                ------------   ------------    ------------   ------------
         Total expenses                               78,454         68,051         156,513        120,807
                                                ------------   ------------    ------------   ------------

Operating income (loss)                                9,299           (765)         14,113         (4,432)

Other income and expense:

   Interest and other income                           6,688          4,460          13,683          9,215
   Interest expense                                    2,387            591           4,775            592
                                                ------------   ------------    ------------   ------------

Income before taxes                                   13,600          3,104          23,021          4,191

Income tax provision                                   1,156            210           1,957            345

                                                ------------   ------------    ------------   ------------
Net income                                      $     12,444   $      2,894    $     21,064   $      3,846
                                                ============   ============    ============   ============


Net income per common share:
   Basic                                        $       0.15   $       0.04    $       0.26   $       0.05
                                                ============   ============    ============   ============
   Diluted                                      $       0.14   $       0.03    $       0.24   $       0.05
                                                ============   ============    ============   ============

Weighted average number of shares of
   common stock utilized to calculate net
    income per common share:
   Basic                                          81,837,000     80,839,000      81,656,000     80,613,000
                                                ============   ============    ============   ============
   Diluted                                        88,427,000     85,134,000      87,891,000     84,435,000
                                                ============   ============    ============   ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Thousands of dollars, except share and per share amounts)

                                                                         June 30, 2004     December 31, 2003
                                                                         -------------     -----------------
                                                                          (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                               $ 174,558           $ 267,453
   Marketable securities available for sale                                  562,016             399,514
   Accounts receivable, net of allowance of $2,109 and $1,530
     at June 30, 2004 and December 31, 2003, respectively                     40,547              35,495
   Inventory                                                                  12,191               9,696
   Other current assets                                                       17,586              17,941
                                                                           ---------           ---------
      Total current assets                                                   806,898             730,099

   Plant and equipment, net                                                   22,982              22,546
   Intangible assets, net                                                      2,540               2,695
   Goodwill                                                                    3,490               3,490
   Other assets                                                               27,306              32,506
                                                                           ---------           ---------
      Total assets                                                         $ 863,216           $ 791,336
                                                                           =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $  19,696           $  15,340
   Accrued expenses                                                           47,762              55,276
   Current portion of deferred revenue                                           650                 589
   Current portion of capital leases and note obligation                          24                  30
   Other current liabilities                                                   2,333                 559
                                                                           ---------           ---------
      Total current liabilities                                               70,465              71,794

   Long term convertible note                                                400,000             400,000
   Deferred revenue, net of current portion                                    1,283               1,122
   Capitalized leases and note obligation, net of current portion                  8                  16
   Other non-current liabilities                                              11,983               8,350
                                                                           ---------           ---------
      Total liabilities                                                      483,739             481,282
                                                                           ---------           ---------

Stockholders' equity:

   Preferred stock, $.01 par value per share,
      5,000,000 authorized; none outstanding at
      June 30, 2004 and December 31, 2003                                         --                  --
   Common stock, $.01 par value per share
      275,000,000 shares authorized;
      issued and outstanding 81,982,698 and 81,411,055 shares
      at June 30, 2004 and December 31, 2003, respectively                       820                 814
   Common stock in treasury, at cost; none at December 31, 2003,
      and 5,282 shares at June 30, 2004                                         (306)                 --
   Additional paid-in capital                                                620,212             607,484
   Accumulated deficit                                                      (287,792)           (308,856)
   Accumulated other comprehensive income                                     46,543              10,612
                                                                           ---------           ---------
      Total stockholders' equity                                             379,477             310,054
                                                                           ---------           ---------
      Total liabilities and stockholders' equity                           $ 863,216           $ 791,336
                                                                           =========           =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of dollars)

                                                                        Six Month Period Ended
                                                                               June 30,
                                                                       2004                2003
                                                                     ---------           ---------
Cash flows from operating activities:
Net income                                                           $  21,064           $   3,846
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization of long-term assets                    4,062               4,184
    Provision (recovery) for accounts receivable allowances                458                (151)
    Realized gain on marketable securities available
       for sale                                                           (833)             (4,244)
    Non-cash stock-based expense                                           224                 342
    Amortization of premium/discount on marketable
       securities available for sale, net                                1,020                 428
    Amortization of debt issuance cost                                   1,221                 200
    Shares issued for employee benefit plans                             4,267               2,775
Change in current assets and liabilities:
   Increase in accounts receivable                                      (5,510)            (11,921)
   Increase in inventory                                                (2,495)             (4,115)
   Increase in other operating assets                                   (1,337)             (1,322)
   Increase in accounts payable and
      accrued expenses                                                   2,604              15,255
   Increase in deferred revenue                                            222                --
                                                                     ---------           ---------
Net cash provided by operating activities                               24,967               5,277
                                                                     ---------           ---------
Cash flows from investing activities:
Capital expenditures                                                    (4,683)             (5,244)
Proceeds from sales and maturities of marketable
   securities available for sale                                       121,519              54,596
Purchases of marketable securities
   available for sale                                                 (235,621)            (21,800)
Purchase of long-term investment                                        (7,000)               --
                                                                     ---------           ---------
Net cash provided by (used in) investing activities                   (125,785)             27,552
                                                                     ---------           ---------
Cash flows from financing activities:
Proceeds from exercise of common stock
   options and warrants                                                  7,938               6,704
Proceeds from issuance of convertible notes                               --               387,900
Proceeds from notes receivable from stockholders                          --                    42
Repayment of capital lease and note obligations                            (15)                (73)
                                                                     ---------           ---------
Net cash provided by financing activities                                7,923             394,573
                                                                     ---------           ---------
Net increase (decrease) in cash and cash equivalents                   (92,895)            427,402
Cash and cash equivalents at beginning of period                       267,453              85,475
                                                                     ---------           ---------
Cash and cash equivalents at end of period                           $ 174,558           $ 512,877
                                                                     =========           =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                             (Thousands of dollars)

                                                                        Six Month Period Ended
                                                                               June 30,
                                                                       2004                2003
                                                                     ---------           ---------
Supplemental schedule of non-cash investing and
   financing activity:
Change in net unrealized gain on
   marketable securities available for sale                          $  35,931           $   2,507
                                                                     =========           =========

Conversion of convertible notes and accrued interest thereon         $  12,656           $    --
                                                                     =========           =========
Supplemental disclosure of cash flow information:
  Cash received related to tax benefit, net                          $     337           $     653
                                                                     =========           =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004
        (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


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

2.  EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise. The potential common shares related to the June 2003 convertible notes issuance were anti-dilutive and were excluded from the diluted earnings per share computation for the three and six month periods ended June 30 2004 and 2003.

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have had an anti-dilutive was 9,302,777 and 10,750,809 for the three month period ended June 30, 2004 and 2003, respectively, and 9,879,395 and 11,709,585 for the six month period ended June 30, 2004 and 2003, respectively.

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004
        (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


The following represents the reconciliation of the basic and diluted earnings per share computations for the three and six month periods ended June 30, 2004 and 2003:

   --------------------------------------------------------------------------
                                                  Three month period ended
                                                  June 30,         June 30,
                                                    2004             2003
   --------------------------------------------------------------------------
    Net income                                      $12,444           $2,894
    Weighted average number of common
        shares outstanding:
    Basic                                        81,837,000       80,839,000
    Effect of dilutive securities:
        Options                                   6,400,000        4,168,000
        Warrants                                    105,000          102,000
        Restricted shares and other
          long-term incentives                       85,000           25,000
                                                -----------      -----------
    Diluted                                      88,427,000       85,134,000

    Earnings per share:
        Basic                                         $0.15            $0.04
        Diluted                                       $0.14            $0.03
   --------------------------------------------------------------------------

   --------------------------------------------------------------------------
                                                   Six month period ended
                                                  June 30,         June 30,
                                                    2004             2003
   --------------------------------------------------------------------------
    Net income                                      $21,064           $3,846
    Weighted average number of common
        shares outstanding:
    Basic                                        81,656,000       80,613,000
    Effect of dilutive securities:
        Options                                   6,044,000        3,707,000
        Warrants                                    102,000           93,000
        Restricted shares and other
          long-term incentives                       89,000           22,000
                                                -----------      -----------
    Diluted                                      87,891,000       84,435,000

    Earnings per share:
        Basic                                         $0.26            $0.05
        Diluted                                       $0.24            $0.05
   --------------------------------------------------------------------------



3.       CONVERTIBLE NOTES

In June 2003, the Company issued $400 million of unsecured convertible notes to qualified institutional investors. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003. The convertible notes have a conversion rate of $48.45 per share, which represented a 50% premium to the closing price of the Company's common stock on May 28, 2003. The debt issuance costs related to

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004
        (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the Consolidated Balance Sheet and are being amortized over five years, assuming no conversion. Under the terms of the Purchase Agreement, the noteholders can convert the notes at any time into 8,255,920 shares of common stock at the conversion price, and also have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change" within the Agreement. The Company has registered the notes and common stock issuable upon conversion with the Securities and Exchange Commission, and is required to use reasonable best efforts to keep the related registration statement effective for the defined period. Pursuant to the indenture governing the notes, the Company may not merge or transfer substantially all assets, as defined, unless certain conditions are met.

4.  MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of available for sale securities by major security type and class of security at June 30, 2004 and December 31, 2003 were as follows:

-----------------------------------------------------------------------------------------------------------------
                                                                             Gross         Gross        Estimated
                                                            Amortized     Unrealized    Unrealized        Fair
June 30, 2004                                                  Cost          Gain          Loss           Value
-----------------------------------------------------------------------------------------------------------------
Government agency
  mortgage obligations                                       $183,778      $    590      $ (1,578)      $182,790
Government agency
  bonds and notes                                                 801          --             (14)           787
Corporate debt
  securities                                                  318,238         6,581        (2,663)       322,156
Equity securities                                              12,656        43,627          --           56,283
                                                            -----------------------------------------------------
Total                                                        $515,473      $ 50,798      $ (4,255)      $562,016
                                                            -----------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                             Gross         Gross        Estimated
                                                            Amortized     Unrealized    Unrealized        Fair
December 31, 2003                                              Cost          Gain          Loss           Value
-----------------------------------------------------------------------------------------------------------------
Government agency
  mortgage obligations                                       $188,319      $  1,053      $   (186)      $189,186
Government agency
  bonds and notes                                                 650             1            (5)           646
Corporate debt
  securities                                                  199,933         9,977          (228)       209,682
                                                            -----------------------------------------------------
Total                                                        $388,902      $ 11,031      $   (419)      $399,514
                                                            -----------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004
        (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


As of June 30, 2004, the duration of the Company's debt securities classified as marketable securities available-for-sale were as follows:

----------------------------------------------------------------------------
                                                   Amortized          Fair
                                                      Cost           Value
----------------------------------------------------------------------------
Due within one year                                 $ 58,898        $ 59,706
Due after one year through
  three years                                        181,672         184,331
Due after three years
  through five years                                  82,141          80,911
Due after five years
  through seven years                                 78,603          78,279
Due after seven years                                101,503         102,506
                                                    ------------------------
                                                    $502,817        $505,733
                                                    ------------------------


5.  INVENTORY

Inventory at June 30, 2004 and December 31, 2003 consisted of the following:

--------------------------------------------------------------------------------
                                                    March 31,       December 31,
                                                      2004             2003
--------------------------------------------------------------------------------
Raw materials                                         $2,668          $3,009
Work in process                                        1,295           2,537
Finished goods                                         8,228           4,150
                                                 -------------------------------
     Total                                           $12,191          $9,696
                                                 -------------------------------


6.  STOCK BASED COMPENSATION

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

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004
        (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


("EITF") Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES," and expensed over the related vesting period.

The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied:

--------------------------------------------------------------------------------
                                                      Three Month Period Ended
                                                             June 30,
                                                       2004             2003
--------------------------------------------------------------------------------
Net income applicable to common stockholders:
   As reported                                      $   12,444       $    2,894
   Add stock-based employee compensation
    expense included in reported net income                 62               63
   Deduct total stock-based employee
    compensation expense determined under
    fair-value-based method for all awards              (7,463)          (4,905)
                                                 -------------------------------
   Pro forma                                        $    5,043       $   (1,948)
                                                 -------------------------------
Net income (loss) per common share:
   Basic, as reported                               $     0.15       $     0.04
   Basic, pro forma                                 $     0.06       $    (0.02)
   Diluted, as reported                             $     0.14       $     0.03
   Diluted, pro forma                               $     0.06       $    (0.02)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                       Six Month Period Ended
                                                             June 30,
                                                       2004             2003
--------------------------------------------------------------------------------
Net income applicable to common stockholders:
   As reported                                      $   21,064       $    3,846
   Add stock-based employee compensation
    expense included in reported net income                124              124
   Deduct total stock-based employee
    compensation expense determined under
    fair-value-based method for all awards             (14,515)          (8,939)
                                                 -------------------------------
   Pro forma                                        $    6,673       $   (4,969)
                                                 -------------------------------
Net income (loss) per common share:
   Basic, as reported                               $     0.26       $     0.05
   Basic, pro forma                                 $     0.08       $    (0.06)
   Diluted, as reported                             $     0.24       $     0.05
   Diluted, pro forma                               $     0.08       $    (0.06)
-------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004
        (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


The pro forma effects on net income applicable to common stockholders and net income per common share for the three and six month periods ended June 30, 2004 and 2003 may not be representative of the pro forma effects in future years.

The weighted-average fair value per share was $19.43 and $9.35 for stock options granted in the six-month periods ended June 30, 2004 and 2003, respectively. The company estimated the fair values of options granted using a Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------
                                                     Three Month Period
                                                       Ended June 30,
                                                  2004                2003
--------------------------------------------------------------------------------

Risk-free interest rate                           3.20%               1.92%
Expected stock price volatility                     50%                 44%
Expected term until exercise (years)                3.5                2.53
Expected dividend yield                              0%                  0%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                     Six Month Period
                                                       Ended June 30,
                                                  2004                2003
--------------------------------------------------------------------------------

Risk-free interest rate                           2.87%               1.97%
Expected stock price volatility                     50%                 47%
Expected term until exercise (years)                3.5                2.68
Expected dividend yield                              0%                  0%
--------------------------------------------------------------------------------

Restricted Stock Awards: During 2001, the Company issued to certain employees an aggregate of 52,500 restricted stock awards. Such restricted stock awards will vest on September 19, 2006, unless certain conditions that would trigger accelerated vesting are otherwise met prior to such date. The fair value of these restricted stock awards at the grant date was $1.4 million and is being amortized as compensation expense over the contractual vesting period. Compensation expense relating to these restricted stock awards was approximately $0.1 million for the three and six month periods ended June 30, 2004 and 2003, respectively, and was classified as selling, general and administrative expenses.

Non-Employee Share Based Payments: Expense relating to stock, stock options and warrants issued to consultants, advisors or financial institutions was approximately $0.1 million for each of the three month periods ended June 30, 2004 and 2003 and approximately $0.1 million and $0.2 million for the six month periods ended June 30, 2004 and 2003, respectively.

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004
        (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


7.  INTANGIBLE ASSETS

The Company's intangible assets are being amortized over their estimated useful lives. The gross carrying amount and accumulated amortization, by major intangible asset class at June 30, 2004 and December 31, 2003 were as follows:

--------------------------------------------------------------------------------
                                Gross                                Intangible
                               carrying        Accumulated             assets,
June 30, 2004                   value          amortization              net
--------------------------------------------------------------------------------
Supplier relationships         $    710          $    213            $    497
Customer lists                    1,700               170               1,530
Technology                          604                91                 513
                             ---------------------------------------------------
  Total                        $  3,014          $    474            $  2,540
                             ---------------------------------------------------

--------------------------------------------------------------------------------
                                Gross                                Intangible
                               carrying        Accumulated             assets,
December 31, 2003               value          amortization              net
--------------------------------------------------------------------------------
Supplier relationships         $    710          $    142            $    568
Customer lists                    1,700               113               1,587
Technology                          600                60                 540
                             ---------------------------------------------------
  Total                        $  3,010          $    315            $  2,695
                             ---------------------------------------------------

Amortization of acquisition intangibles was approximately $0.1 million for the three month period ended June 30, 2004 and 2003, respectively, and approximately $0.2 million for the six month period ended June 30, 2004 and 2003, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $0.3 million for the years 2004 through 2007 and $0.2 million for 2008.

Goodwill was $3.5 million at June 30, 2004 and December 31, 2003, respectively, and has been allocated to the Company's Stem Cell Therapies segment. In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," goodwill is not amortized, but rather is reviewed at least annually for impairment.

8.  COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and six month periods ended June 30, 2004 and 2003 were as follows:

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004
        (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


--------------------------------------------------------------------------------
                                                       Three Month Period Ended
                                                               June 30,
                                                          2004           2003
--------------------------------------------------------------------------------
Net income                                              $ 12,444       $  2,894
Other comprehensive income (loss):
Change in net unrealized gains on
  available-for-sale investments                          21,465          4,659
Less: reclassification adjustment
  for gains included in net income                           (69)        (1,702)
                                                       -------------------------
Net unrealized income (loss) on
  available-for-sale investments                          21,396          2,957
                                                       -------------------------
Total comprehensive income                              $ 33,840       $  5,851
                                                       -------------------------

--------------------------------------------------------------------------------
                                                        Six Month Period Ended
                                                               June 30,
                                                          2004           2003
--------------------------------------------------------------------------------
Net income                                              $ 21,064       $  3,846
Other comprehensive income (loss):
Change in net unrealized gains on
  available-for-sale investments                          36,764          6,751
Less: reclassification adjustment
  for gains included in net income                          (833)        (4,244)
                                                       -------------------------
Net unrealized income (loss) on
  available-for-sale investments                          35,931          2,507
                                                       -------------------------
Total comprehensive income                              $ 56,995       $  6,353
                                                       -------------------------

9.  SEGMENTS

The Company operates in two business segments - Human Pharmaceuticals and Stem Cell Therapies. Revenues and income (loss) before taxes by segment for the three and six month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                Three Months       Three Months
                                                    Ended             Ended
                                                June 30, 2004     June 30, 2003
--------------------------------------------------------------------------------
Revenues:
Human Pharmaceuticals                              $ 86,621         $ 66,161
Stem Cell Therapies                                   1,132            1,125
                                               ---------------------------------
     Total                                         $ 87,753         $ 67,286
                                               ---------------------------------
Income (loss) before taxes:
Human Pharmaceuticals                              $ 17,866         $  6,420
Stem Cell Therapies                                  (4,266)          (3,316)
                                               ---------------------------------
     Total                                         $ 13,600         $  3,104
                                               ---------------------------------

              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004
        (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


----------------------------------------------------------------------
                                      Six Months          Six Months
                                         Ended              Ended
                                     June 30, 2004      June 30, 2003
----------------------------------------------------------------------
Revenues:
Human Pharmaceuticals                  $ 168,583          $ 114,330
Stem Cell Therapies                        2,043              2,045
                                    ----------------------------------
     Total                             $ 170,626          $ 116,375
                                    ----------------------------------

Income (loss) before taxes:
Human Pharmaceuticals                  $  30,947          $  10,223
Stem Cell Therapies                       (7,926)            (6,032)
                                    ----------------------------------
     Total                             $  23,021          $   4,191
                                    ----------------------------------

Expenses incurred at the consolidated level are included in the results of the human pharmaceuticals segment.

10.  ALKERAN DISTRIBUTION AGREEMENT

On March 31, 2003, the Company entered into a three-year supply and distribution agreement with GlaxoSmithKline ("GSK") to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the U.S. Food and Drug Administration for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, Celgene purchases ALKERAN tablets and ALKERAN for infusion from GSK and distributes the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year for the initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period and is automatically extended by successive one-year periods, unless at least one-year prior to the renewal date, either party advises the other party that it elects not to extend the agreement. The remaining minimum purchase requirements at June 30, 2004 were $43.5 million.

11.  PHARMION AGREEMENTS

In March 2004, the Company converted its $12.0 million Pharmion Senior Convertible Promissory Note, with a principal amount of $12.0 million, and accrued interest of approximately $0.7 million into 1,150,511 shares of Pharmion common stock at a conversion price of $11.00 per share. The Pharmion equity securities investment, which had a fair value at June 30, 2004 of $56.3 million, is classified as Marketable Securities Available for Sale and carried at fair value. The unrealized gain of $43.6 million is included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. For more information on the Pharmion Senior Convertible Promissory Note and other Pharmion agreements, refer to Note 15 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K.

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

NEAR-TERM COMPETITION WITH THALOMID: In June 2003, the U.S. Food and Drug Administration ("FDA") approved Millennium Pharmaceuticals' Velcade(R) for use in refractory multiple myeloma patients. While it is possible that Velcade could reduce THALOMID sales in multiple myeloma, we believe that THALOMID will continue to be used as a first-line treatment and that Velcade will usually be used in patients that have not had success with THALOMID. Also, generic competition could reduce THALOMID sales. However, we own intellectual property, which includes, for example, numerous United States patents covering our "System for Thalidomide Education and Prescribing Safety," (or S.T.E.P.S.(R)) distribution program, which all patients receiving thalidomide must follow and which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluation (orange book). These patents do not expire until the years 2018-2020. We also have exclusive rights to several issued patents covering the use of THALOMID in oncology. Even if generic competition could manage to enter the market, it is unlikely such products could do so before 2007 given the time needed to commercialize a product; by that time, we expect to have at least partially replaced THALOMID with REVLIMID. In February 2004, the FDA accepted for review our Supplemental New Drug Application (sNDA) seeking approval to market THALOMID for the treatment of multiple myeloma. We expect the FDA's action in the fourth quarter of this year, which if unfavorable could have a negative impact on the Company's financial position and/or results of operations.

DELAY IN THE INTRODUCTION OF REVLIMID: While we have made progress in REVLIMID's path to regulatory approval and ongoing trials remain on or ahead of their planned patient accrual timelines for potential approvals in 2005, a delay in the introduction of REVLIMID or its failure to demonstrate efficacy or an acceptable safety profile could adversely affect our business, financial condition and results of operations. On April 28, 2004, we announced plans to stop Phase III trials in metastatic melanoma due to lack of efficacy.

FAILURE TO COMMERCIALIZE EARLY-STAGE DRUG CANDIDATES: Our long-term success and sustainability depends on our ability to move our earlier-stage drug candidates through development and to realize the commercial potential of our broad pipeline.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2004 VS.
THREE-MONTH PERIOD ENDED JUNE 30, 2003

TOTAL REVENUE: Total revenue and related percentages for the three-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                   Three-month period ended
                                  June 30,           June 30,
(In thousands $)                    2004               2003             % Change
--------------------------------------------------------------------------------
Net product sales:
   THALOMID                      $   74,580         $   54,878            35.9%
   Focalin                            1,165              1,335           -12.7%
   ALKERAN                            3,053              6,044           -49.5%
   Other                                212                240           -11.7%
                                -------------------------------
Total net product sales          $   79,010         $   62,497            26.4%
Collaborative agreements
   and other revenue                  2,895              2,308            25.4%
Royalty revenue                       5,848              2,481           135.7%
                                -------------------------------
Total revenue                    $   87,753         $   67,286            30.4%
--------------------------------------------------------------------------------

THALOMID(R) net sales were higher in the three-month period ended June 30, 2004 primarily due to price increases implemented in the second half of 2003 and in the second quarter of 2004. The total number of prescriptions, which increased 11.0% from the prior year period, was offset by lower average daily doses. The three-month period ended June 30, 2003 included the benefit of the market introduction of two new higher strength formulations during March 2003 that resulted in increased orders at pharmacies and thus an increase in second quarter 2003 sales volumes. Focalin(TM) net sales were lower in the three-month period ended June 30, 2004 due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales in the three-month period ended June 30, 2004 were lower due to manufacturing and supply delays from the third-party supplier.

Collaborative agreements and other revenue for the three-month period ended June 30, 2004 included approximately $1.9 million of research funding and S.T.E.P.S. license fees received in connection with the Pharmion agreements, $0.9 million of umbilical cord blood enrollment, collection and storage fees generated through our Stem Cell Therapies segment and $0.1 million of other revenue. The three-month period ended June 30, 2003 included approximately $1.3 million of research funding and S.T.E.P.S. license fees received from Pharmion, $0.9 million of umbilical cord blood enrollment, collection and storage fees and $0.1 million of other revenue. We anticipate receiving a milestone payment in the third quarter of 2004 based on the potential submission of a New Drug Application ("NDA") by Novartis relating to Focalin LA(TM).

Royalty revenue reflects royalties received from Novartis on sales of their entire family of Ritalin(R) drugs. The increase in royalty revenue was due to higher Ritalin LA(R) sales in the three-month period ended June 30, 2004, and an increase in the royalty rate.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the three-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                    Three-month period ended
                                                   June 30,           June 30,
(In thousands $)                                     2004               2003
--------------------------------------------------------------------------------
Cost of goods sold                                $   14,094         $   13,874
Increase from prior year                          $      220                N/A
Percentage increase from prior year                     1.6%                N/A
Percentage of net product sales                        17.8%              22.2%
--------------------------------------------------------------------------------

Cost of goods sold increased from the prior year period primarily as a result of higher royalties on THALOMID net sales, and, to a much lesser extent, higher costs at our Stem Cell Therapies segment, which resulted from expensing pre-approval inventory costs associated with processing umbilical cord blood and tissue units. These increases were largely offset by lower ALKERAN costs.

Cost of goods sold as a percentage of net product sales decreased primarily due to higher gross profit margins on THALOMID net sales that resulted from price increases initiated in the second half of 2003 and in the second quarter of 2004 and lower ALKERAN costs as a percentage of net sales.

RESEARCH AND DEVELOPMENT: Research and development expenses consist primarily of salaries and benefits, contractor fees, principally with contract research organizations to assist in our clinical development programs, clinical drug supplies for our clinical and preclinical programs as well as other consumable research supplies, regulatory and quality expenditures and allocated facilities charges such as building rent and utilities.

Research and development expenses and related percentages for the three-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                    Three-month period ended
                                                   June 30,           June 30,
(In thousands $)                                     2004               2003
--------------------------------------------------------------------------------
Research and development expenses                 $   38,638         $   30,517
Increase from prior year                          $    8,121                N/A
Percentage increase from prior year                    26.6%                N/A
Percentage of total revenue                            44.0%              45.4%
--------------------------------------------------------------------------------

Research and development expenses increased from the prior year period primarily due to increased clinical spending on REVLIMID(TM) Phase III SPA trials for multiple myeloma and REVLIMID Phase II trials for myelodysplastic syndromes and multiple myeloma. During the three-month period ended June 30, 2004, approximately $19.4 million was spent on human pharmaceutical clinical programs; $9.1 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $8.3 million was spent on biopharmaceutical discovery and development programs; and $1.8 million was spent on stem cell, biomaterials and placental extraction programs. These expenditures support multiple core programs, including THALOMID, REVLIMID, ACTIMID(TM), CC-11006, CC-10004, PDE4/TNF-(alpha) inhibitors and other investigational compounds, such as kinase inhibitors, benzopyrans, ligase inhibitors, tubulin inhibitors and placental derived stem cell programs. During the three-month period ended June 30, 2003, approximately $13.1 million was spent on human pharmaceutical clinical programs; $7.5 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development and drug discovery; $9.1 million was spent on biopharmaceutical discovery and development and agro-chemical programs; and $0.8 million was spent on stem cell, biomaterials and placental extraction programs. As total revenue increases, research and development expense may continue to decrease as a percentage of total revenue, however the actual dollar amount will continue to increase as earlier stage compounds are moved through the preclinical and clinical stages. Generally, the time to completion of each phase is estimated as follows:

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

SELLING, GENERAL AND ADMINISTRATIVE: Selling expenses consist primarily of salaries and benefits for sales and marketing and customer service personnel and other commercial expenses to support the sales force. General and administrative expenses consist primarily of salaries and benefits, outside professional services for legal, audit, tax and investor activities, medical affairs expenses and allocations of facilities costs, principally for rent, utilities and property taxes.

Selling, general and administrative expenses and related percentages for the three-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                    Three-month period ended
                                                   June 30,           June 30,
(In thousands $)                                     2004               2003
--------------------------------------------------------------------------------
Selling, general and administrative               $   25,722         $   23,660
 expenses
Increase from prior year                          $    2,062                N/A
Percentage increase from prior year                     8.7%                N/A
Percentage of total revenue                            29.3%              35.2%
--------------------------------------------------------------------------------

Selling, general and administrative expenses increased from the prior year period as a result of an increase of approximately $1.1 million in general administrative and medical affairs expenses primarily due to higher headcount related expenses and an increase of approximately $1.9 million in sales force expenses primarily due to the creation of a sales operations group, which among other things manages pricing and reimbursement, corporate accounts, customer service and government affairs as well as, sales fleet expenses, offset by a decrease in product marketing expenses.

INTEREST AND OTHER INCOME: Interest and other income increased 50.0% to approximately $6.7 million for the three-month period ended June 30, 2004, compared to approximately $4.5 million in the prior year period. The increase was primarily due to an increase in interest income as a result of higher average balances of cash, cash equivalents and marketable securities available for sale following the issuance of our $400 million convertible notes issued on June 3, 2003 as well as generated through operations, partially offset by lower realized gains on the sale of marketable securities.

INTEREST EXPENSE: Interest expense increased to approximately $2.4 million for the three-month period ended June 30, 2004 compared to approximately $0.6 million for the prior year period. The increase reflects interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003, whereas the prior year period only reflects one month of interest expense.

INCOME TAX PROVISION: For the three-month period ended June 30, 2004, the income tax provision was approximately $1.2 million and reflects an underlying effective tax rate of 8.5%. For the prior year period, the income tax provision was approximately $0.2 million and reflects an underlying effective tax rate of 6.8%.

NET INCOME: Net income and per common share amounts for the three-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                    Three-month period ended
                                                   June 30,           June 30,
(In thousands $, except per share amounts)           2004               2003
--------------------------------------------------------------------------------
Net income                                        $    12,444       $     2,894
Per common share amounts:
     Basic                                        $      0.15       $      0.04
     Diluted                                      $      0.14       $      0.03
Weighted average number of shares of
   common stock utilized to calculate per
   common share amounts
     Basic                                         81,837,000        80,839,000
     Diluted                                       88,427,000        85,134,000
--------------------------------------------------------------------------------

Net income increased approximately $9.6 million in the three-month period ended June 30, 2004 compared to the prior year period primarily due to an increase in total revenues of approximately $20.5 million (attributable primarily to an increase in THALOMID net sales of $19.7 million) offset by higher operating expenses of approximately $10.4 million.

SIX-MONTH PERIOD ENDED JUNE 30, 2004 VS.
SIX-MONTH PERIOD ENDED JUNE 30, 2003

TOTAL REVENUE: Total revenue and related percentages for the six-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                         Six-month period ended
                                        June 30,         June 30,
(In thousands $)                         2004              2003         % Change
--------------------------------------------------------------------------------
Net product sales:

   THALOMID                           $   143,782      $   100,506        43.1%
   Focalin                                  2,194            1,335        64.3%
   ALKERAN                                  8,823            6,044        46.0%
   Other                                      331              416       -20.4%
                                     -----------------------------
Total net product sales               $   155,130      $   108,301        43.2%
Collaborative agreements
   and other revenue                        5,028            3,387        48.4%
Royalty revenue                            10,468            4,687       123.3%
                                     -----------------------------
Total revenue                         $   170,626      $   116,375        46.6%
-------------------------------------------------------------------------------

THALOMID(R) net sales were higher in the six-month period ended June 30, 2004 primarily due to price increases implemented in the second half of 2003 and the second quarter of 2004. The total number of prescriptions, which increased 10.5% from the prior year period, was offset by lower average daily doses. The six-month period ended June 30, 2003 included the benefit of the market introduction of two new higher strength formulations during March 2003 that resulted in increased orders at pharmacies and thus an increase in second quarter 2003 sales volumes. Focalin(TM) net sales were higher in the six-month period ended June 30, 2004 due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales were higher in the six-month period ended June 30, 2004 primarily due to the fact that the ALKERAN supply and distribution agreement with GlaxoSmithKline was executed in March 2003 and, consequently, ALKERAN sales did not commence until the second quarter of 2003. ALKERAN net sales in the six-month period ended June 30, 2004 were unfavorably impacted by manufacturing and supply delays from the third-party supplier.

Collaborative agreements and other revenue for the six-month period ended June 30, 2004 included approximately $3.2 million of research funding and S.T.E.P.S. license fees received in connection with the Pharmion agreements, $1.7 million of umbilical cord blood enrollment, collection and storage fees generated through our Stem Cell Therapies segment and $0.1 million of other revenue. The six-month period ended June 30, 2003 included approximately $1.6 million of research funding and license fees received from Pharmion, $1.6 million of umbilical cord blood enrollment, collection and storage fees and $0.2 million of other revenue. We anticipate receiving a milestone payment in the third quarter of 2004 based on the potential submission of an NDA by Novartis relating to Focalin LA(TM).

Royalty revenue reflects royalties received from novartis on sales of their entire family of Ritalin(R) drugs. the increase in royalty revenue was due to higher Ritalin LA(R) sales in the six-month period ended June 30, 2004, and an increase in the royalty rate.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the six-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                     Six-month period ended
                                                   June 30,           June 30,
(In thousands $)                                     2004               2003
--------------------------------------------------------------------------------
Cost of goods sold                                $    28,489       $    20,427
Increase from prior year                          $     8,062             n/a
Percentage increase from prior year                     39.5%             n/a
Percentage of net product sales                         18.4%             18.9%
--------------------------------------------------------------------------------

Cost of goods sold increased from the prior year period primarily as a result of higher product sales (i.e., THALOMID, Focalin and ALKERAN), higher royalties on THALOMID net sales and higher costs at our Stem

Cell Therapies segment, which resulted from expensing pre-approval inventory costs associated with processing umbilical cord blood and tissue units.

Cost of goods sold as a percentage of net product sales decreased slightly due to higher gross profit margins on THALOMID net sales that resulted from price increases initiated in the second half of 2003 and in the second quarter of 2004. The increase in THALOMID gross profit margins was largely offset by higher ALKERAN sales, and, to a much lesser extent, higher Focalin sales (both of which have a higher cost structures than THALOMID) and by higher costs associated with the processing of more umbilical cord blood and tissue units at our Stem Cell Therapies segment.

RESEARCH AND DEVELOPMENT: Research and development expenses and related percentages for the six-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                     Six-month period ended
                                                   June 30,           June 30,
(In thousands $)                                     2004               2003
--------------------------------------------------------------------------------
Research and development expenses                 $    76,366       $    55,238
Increase from prior year                          $    21,128               N/A
Percentage increase from prior year                     38.2%               N/A
Percentage of total revenue                             44.8%             47.5%
--------------------------------------------------------------------------------

Research and development expenses increased from the prior year period primarily due to increased clinical spending on REVLIMID(TM) Phase III SPA trials for multiple myeloma, REVLIMID Phase II trials for myelodysplastic syndromes and multiple myeloma and THALOMID Phase III trials for multiple myeloma. During the six-month period ended June 30, 2004, approximately $40.1 million was spent on human pharmaceutical clinical programs; $16.2 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $16.7 million was spent on biopharmaceutical discovery and development programs; and $3.4 million was spent on stem cell, biomaterials and placental extraction programs. These expenditures support multiple core programs, including THALOMID, REVLIMID, ACTIMID(TM), CC-11006, CC-10004, PDE4/TNF-(alpha) inhibitors and other investigational compounds, such as kinase inhibitors, benzopyrans, ligase inhibitors, tubulin inhibitors and placental derived stem cell programs. During the six-month period ended June 30, 2003, approximately $22.9 million was spent on human pharmaceutical clinical programs; $11.9 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development and drug discovery; $18.7 million was spent on biopharmaceutical discovery and development and agro-chemical programs; and $1.7 million was spent on stem cell, biomaterials and placental extraction programs. As total revenue increases, research and development expense may continue to decrease as a percentage of total revenue, however the actual dollar amount will continue to increase as earlier stage compounds are moved through the preclinical and clinical stages.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses and related percentages for the six-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                     Six-month period ended
                                                   June 30,           June 30,
(In thousands $)                                     2004               2003
--------------------------------------------------------------------------------
Selling, general and administrative               $    51,658       $    45,142
 expenses
Increase from prior year                          $     6,516               N/A
Percentage increase from prior year                     14.4%               N/A
Percentage of total revenue                             30.3%             38.8%
--------------------------------------------------------------------------------

Selling, general and administrative expenses increased from the prior year period as a result of an increase of approximately $4.4 million in general administrative and medical affairs expenses primarily due to higher headcount related expenses and an increase of approximately $3.0 million in sales force expenses primarily due to the creation of a sales operations group, which among other things manages pricing and reimbursement, corporate accounts, customer service and government affairs as well as, sales fleet expenses, offset by a decrease in product marketing expenses.

INTEREST AND OTHER INCOME: Interest and other income increased 48.5% to approximately $13.7 million for the six-month period ended June 30, 2004, compared to approximately $9.2 million in the prior year period. The increase was primarily due to an increase in interest income as a result of higher average balances of cash, cash equivalents and marketable securities available for sale following the issuance of our $400 million convertible notes issued on June 3, 2003 as well as generated through operations, partially offset by lower realized gains on the sale of marketable securities.

INTEREST EXPENSE: Interest expense increased to approximately $4.8 million for the six-month period ended June 30, 2004 compared to approximately $0.6 million for the prior year period. The increase reflects interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003, whereas the prior year period only reflects one month of interest expense.

INCOME TAX PROVISION: For the six-month period ended June 30, 2004, the income tax provision was approximately $2.0 million and reflects an underlying effective tax rate of 8.5%. For the prior year period, the income tax provision was approximately $0.3 million and reflects an underlying effective tax rate of 8.2%.

NET INCOME: Net income and per common share amounts for the six-month periods ended June 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                     Six-month period ended
                                                   June 30,           June 30,
(In thousands $, except per share amounts)           2004               2003
--------------------------------------------------------------------------------
Net income                                        $    21,064       $     3,846
Per common share amounts:
     Basic                                        $      0.26       $      0.05
     Diluted                                      $      0.24       $      0.05
Weighted average number of shares of
   common stock utilized to calculate per
   common share amounts
     Basic                                         81,656,000        80,613,000
     Diluted                                       87,891,000        84,435,000
--------------------------------------------------------------------------------

Net income increased approximately $17.2 million in the six-month period ended June 30, 2004 compared to the prior year period primarily due to an increase in total revenues of approximately $54.3 million (attributable primarily to an increase in THALOMID net sales of $43.3 million) offset by higher operating expenses of approximately $35.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased to approximately $25.0 million for the six-month period ended June 30, 2004 compared to $5.3 million for the prior year period. The increase was primarily due to higher earnings and recent upward trends in net working capital levels (i.e., current assets minus current liabilities). Net working capital at June 30, 2004 was $736.4 million and included increases from December 31, 2003 levels in cash, cash equivalents and marketable securities primarily due to higher net earnings and inclusion of the Pharmion equity securities, accounts receivable primarily due to higher net product sales and inventory primarily due to higher ALKERAN inventory levels. Partially offsetting these increases was an increase in accounts payable. Accrued expenses decreased from December 31, 2003 levels primarily due to 2003 incentive-based compensation, profit sharing and other accruals that were paid during the first quarter of 2004.

Net cash used in investing activities was $125.8 million for the six-month period ended June 30, 2004 compared to net cash provided by investing activities of $27.6 million for the prior year period. Included in the six-month period ended June 30, 2004 was a $7.0 million investment in Royalty Pharma Strategic Partners, LP. The investment is classified under Other Assets on the Consolidated Balance Sheet and measured at cost. Also included in the 2004 period investing activities were approximately $114.1 million of net marketable securities purchases and capital spending of $4.7 million.

Included in the six-month period ended June 30, 2003 was approximately $32.8 million of net marketable securities sales and capital spending of $5.2 million.

Net cash provided by financing activities was $7.9 million for the six-month period ended June 30, 2004 compared to $394.6 million in the prior year period. Included in the prior year period were net proceeds of $387.9 million from the issuance of our convertible notes on June 3, 2003.

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

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate primarily to our convertible note obligation, operating leases, ALKERAN supply and distribution agreement, employment agreements and certain other contract commitments. The following table sets forth our contractual obligations as of June 30, 2004 by contractual due dates:

--------------------------------------------------------------------------------
                                           Contractual Due Dates
                          Less than      1-3        3-5     More than
(IN MILLIONS $)             1 year      Years      Years     5 years     Total
--------------------------------------------------------------------------------
Convertible Note

 Obligation                 $  --      $  --      $  400.0    $  --     $  400.0
Operating leases                3.7        6.9         6.1       8.1        24.8
ALKERAN supply and
 distribution agreement        18.5       25.0        --         --         43.5
Employment agreements           2.5        4.6        --         --          7.1
Other contract
 Commitments                    0.7        7.2        --         --          7.9
                           -----------------------------------------------------
Total                       $  25.4    $  43.7    $  406.1    $  8.1    $  483.3
--------------------------------------------------------------------------------

The Company's major outstanding contractual obligations are described in greater detail in Notes 9 and 17 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K and in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of the Company's 2003 Annual Report on Form 10-K.

In 2003, we established a Long-Term Incentive Plan ("LTIP") designed to provide key officers and executives with performance based incentive opportunities contingent upon achievement of pre-established corporate performance objectives, and payable only if employed at the end of the performance cycle. The 2003 performance cycle began on May 1, 2003 and ends on December 31, 2005 (the "2003 Cycle"). The 2004 performance cycle began on January 1, 2004 and will end on December 31, 2006 (the "2004 Cycle"). Performance measures for the 2003 Cycle and the 2004 Cycle are based on the following components: 25% on earnings per share, 25% on net income and 50% on revenue.

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

2004 FINANCIAL OUTLOOK

In our July 22, 2004 earnings release, we updated the earnings estimate, as set forth below, for full year 2004. Although management believes that the July 22, 2004 earnings projection continues to reflect the current thinking of management, there can be no assurance that revenues or earnings will develop in the manner projected or if the analysis, on which the earnings projection was based, were to be redone on the date hereof that there would be no change in the guidance.

REVENUES: We updated our 2004 guidance for total revenue to be in the range of $370 to $390 million, with THALOMID net sales targeted to be in the range of $295 to $305 million. We maintained our 2004 target revenue for the Ritalin(R) family of drugs in a range of $40 million, which includes a significant milestone payment for filing an NDA for Focalin LA(TM).

OPERATING EXPENSES: We maintained our 2004 guidance for research and development expenses and selling, general and administrative expenses in the range of $160 million to $170 million and $115 million to $125 million, respectively.

EARNINGS PER SHARE: We updated our full year 2004 guidance for diluted earnings per share to be in the range of $0.50 to $0.60 per share.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one which is both important to the portrayal of the Company's financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The

Company's significant accounting policies are fully described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K. The Company's critical accounting policies are disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of the Company's 2003 Annual Report on Form 10-K. There have been no significant changes with respect to such accounting policies.

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

The Company has established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, the Company's investment policy specifies credit quality standards for its investments and limits the amount of credit exposure from any single issue, issuer or type of investment. The Company's investments are also subject to interest rate risk and will decrease in value if market interest rates increase. The Company does not use derivative instruments for investment or trading purposes. At June 30, 2004, the Company's market risk sensitive instruments consisted of marketable securities available for sale and unsecured convertible notes issued by the Company.

MARKETABLE SECURITIES AVAILABLE FOR SALE: At June 30, 2004 the Company's marketable securities available for sale consisted of U.S. government agency mortgage obligations, U.S. government agency bonds, corporate debt securities and Pharmion equity securities, which we obtained in connection with the conversion of the $12.0 million Pharmion Senior Convertible Promissory Note. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported as a separate component of stockholders' equity. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income.

As of June 30, 2004, the principal amounts, fair values and related weighted average interest rates of the Company's debt securities classified as marketable securities available-for-sale were as follows:

------------------------------------------------------------------------------------------------------------------------
                                                Fixed rate securities
                                                      Duration
                                0 to 1        1 to 3         3 to 5         5 to 8       Variable rate
 (IN THOUSANDS $)                Year          Year           Year           Year          securities         Total
------------------------------------------------------------------------------------------------------------------------
 Principal amount               $58,543      $178,450        $80,706       $138,275         $47,150          $503,124
 Fair value                     $59,706      $184,331        $80,911       $135,467         $45,318          $505,733
 Average Interest Rate            4.09%         4.73%          4.46%          4.96%           6.98%             4.89%
------------------------------------------------------------------------------------------------------------------------

In March 2004, the Company converted the $12.0 million Pharmion Senior Convertible Promissory Note, with a principal amount of $12.0 million and accrued interest of approximately $0.7 million, into 1,150,511 shares of Pharmion common stock at a conversion price of $11.00 per share. The Pharmion equity securities investment had a fair value at June 30, 2004 of $56.3 million. For more information see Note 11 of the Notes to the Consolidated Financial Statements.

CONVERTIBLE DEBT: At June 30, 2004, the Company had $400.0 million of unsecured convertible notes outstanding. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The notes can be converted at any time into 8,255,920 shares of common stock at a conversion price of $48.45 per share (for more information see Note 3 of the Notes to the Consolidated Financial Statements). At June 30, 2004, the fair value of the Company's convertible notes exceeded the carrying value of $400.0 million by approximately $142.0 million, which the Company believes reflects the increase in the market price of the Company's common stock to $57.26 per share as of June 30, 2004. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in the Company's stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

Item 4 - Controls and Procedures

       (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of June 30, 2004, are effective.

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

Item 3.    Defaults Upon Senior Securities                         -   None

Item 4.    Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on June 15, 2004. At this meeting stockholders of the Company were asked to elect ten directors, to approve an amendment to our Certificate of Incorporation to increase the total number of authorized shares of stock to 280,000,000 and to ratify the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2004. All ten nominated directors were elected, the amendment to our Certificate of Incorporation was approved (and subsequently filed with the Secretary of State for the state of Delaware) and the proposal regarding the appointment of KPMG LLP as auditors was approved and ratified. The election of directors and other proposals were approved by the following votes:

    A. Election of Directors:

                                                        Number of Shares
                                                        ----------------
        Name                                          For              Withheld
        ----                                          ---              --------
        John W. Jackson                            67,804,164            440,770
        Sol J. Barer, Ph.D                         67,715,223            529,711
        Robert J. Hugin                            66,841,344          1,403,590
        Jack L. Bowman                             65,838,720          2,406,214
        Frank T. Cary                              66,699,743          1,545,191
        Michael D. Casey                           67,608,953            635,981
        Arthur Hull Hayes, Jr., M.D.               67,597,320            647,614
        Gilla Kaplan, Ph.D                         67,604,101            640,833
        Richard C.E. Morgan                        66,699,942          1,544,992
        Walter L. Robb, Ph.D                       67,465,779            779,155

    B. Amendment to our Certificate of Incorporation to increase the total number of authorized shares of stock to 280,000,000:

                                             Number of Shares
                                             ----------------
                              For                 Against              Abstained
                              ---                 -------              ---------
                           59,327,289            8,849,172               68,472

    C. Appointment of KPMG LLP as auditors:

                                             Number of Shares
                                             ----------------
                              For                 Against              Abstained
                              ---                 -------              ---------
                           67,339,397             851,165                54,372

Item 5.    Other Information                                       -  None

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

           31.1 Certification by the Company's Chief Executive Officer dated August 9, 2004

           31.2 Certification by the Company's Chief Financial Officer dated August 9, 2004.

           32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2004.

           32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2004.

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


  DATE     August 9, 2004            BY      /s/Robert J. Hugin
           -------------------------         -----------------------------------
                                              Robert J. Hugin
                                              Senior Vice President
                                              Chief Financial Officer

  DATE     August 9, 2004            BY      /s/James R. Swenson
           -------------------------         -----------------------------------
                                              James R. Swenson
                                              Controller

                                             (Chief Accounting Officer)