Form 10-Q
period 2004-09-30
CELGENE CORP /DE/
filed 2004-11-09
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132

                               CELGENE CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                                 22-2711928
- --------------------------------------------------      ------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                     Identification
                                                                 Number)

         7 Powder Horn Drive, Warren, NJ                          07059
- --------------------------------------------------                -----
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

At November 5, 2004, 164,629,579 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I   FINANCIAL INFORMATION


   Item I   Unaudited Consolidated Financial Statements

            Consolidated Statements of Operations -
            Three- and Nine-Month Periods Ended September 30,
            2004 and 2003                                                   3

            Consolidated Balance Sheets -
            As of September 30, 2004 and December 31, 2003                  4

            Consolidated Statements of Cash Flows -
            Nine-Month Periods Ended September 30, 2004 and 2003            5

            Notes to Unaudited Consolidated Financial Statements            7

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            18

   Item 3   Quantitative and Qualitative Disclosures About
            Market Risk                                                    31

   Item 4   Controls and Procedures                                        33


PART II   OTHER INFORMATION

   Item 6   Exhibits                                                       34

            Signatures                                                     35

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (Thousands of dollars, except per share amounts)


                                                     Three Month Period Ended             Nine Month Period Ended
                                                           September 30,                      September 30,
                                                           -------------                      -------------
                                                       2004              2003              2004              2003
                                                       ----              ----              ----              ----
Revenue:

   Net product sales                              $      83,803     $      65,445     $     238,933     $     173,746
   Collaborative agreements and other revenue            10,392             6,208            15,420             9,595
   Royalty revenue                                        7,273             2,679            17,741             7,366
                                                  -------------     -------------     -------------     -------------
         Total revenue                                  101,468            74,332           272,094           190,707
                                                  -------------     -------------     -------------     -------------

Expenses:

   Cost of goods sold                                    15,166            15,932            43,655            36,359
   Research and development                              40,154            32,804           116,520            88,042
   Selling, general and administrative                   27,750            24,690            79,408            69,832
                                                  -------------     -------------     -------------     -------------
         Total expenses                                  83,070            73,426           239,583           194,233
                                                  -------------     -------------     -------------     -------------

Operating income (loss)                                  18,398               906            32,511            (3,526)

Other income and expense:
   Interest and other income                              7,219             6,439            20,902            15,654
   Interest expense                                       2,388             2,674             7,164             3,266
                                                  -------------     -------------     -------------     -------------
Income before taxes                                      23,229             4,671            46,249             8,862

Income tax provision                                      1,974               378             3,931               723
                                                  -------------     -------------     -------------     -------------
Net income                                        $      21,255     $       4,293     $      42,318     $       8,139
                                                  =============     =============     =============     =============

Net income per common share:
   Basic                                          $        0.13     $        0.03     $        0.26     $        0.05
                                                  =============     =============     =============     =============
   Diluted                                        $        0.12     $        0.02     $        0.24     $        0.05
                                                  =============     =============     =============     =============
Weighted average number of shares of
   common stock utilized to calculate net
    income per common share:
   Basic                                            164,091,000       162,094,000       163,574,000       161,520,000
                                                  =============     =============     =============     =============
   Diluted                                          177,064,000       172,657,000       176,273,000       170,427,000
                                                  =============     =============     =============     =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
           (Thousands of dollars, except share and per share amounts)



                                                                       September 30, 2004     December 31, 2003
                                                                       ------------------     -----------------
                                                                          (Unaudited)

ASSETS

Current assets:
   Cash and cash equivalents                                               $ 268,997              $ 267,453
   Marketable securities available for sale                                  529,834                399,514
   Accounts receivable, net of allowance of $2,093 and $1,530
      at September 30, 2004 and December 31, 2003, respectively               44,476                 35,495
   Inventory                                                                  21,566                  9,696
   Other current assets                                                       20,961                 17,941
                                                                           ---------              ---------
      Total current assets                                                   885,834                730,099

   Plant and equipment, net                                                   22,668                 22,546
   Intangible assets, net                                                      2,461                  2,695
   Goodwill                                                                    3,268                  3,490
   Other assets                                                               27,317                 32,506
                                                                           ---------              ---------
      Total assets                                                         $ 941,548              $ 791,336
                                                                           =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                        $  22,644              $  15,340
   Accrued expenses                                                           56,410                 55,276
   Current portion of deferred revenue                                           717                    589
   Current portion of capital leases and note obligation                           8                     30
   Other current liabilities                                                   3,531                    559
                                                                           ---------              ---------
      Total current liabilities                                               83,310                 71,794

   Long term convertible notes                                               400,000                400,000
   Deferred revenue, net of current portion                                    1,272                  1,122
   Capitalized leases and note obligation, net of current portion                  6                     16
   Other non-current liabilities                                              13,341                  8,350
                                                                           ---------              ---------
      Total liabilities                                                      497,929                481,282
                                                                           ---------              ---------
Stockholders' equity:

   Preferred stock, $.01 par value per share,
      5,000,000 authorized; none outstanding at
      September 30, 2004 and December 31, 2003                                  --                     --
   Common stock, $.01 par value per share
      275,000,000 shares authorized;
      issued and outstanding 82,158,518 and 81,411,055 shares
      at September 30, 2004 and December 31, 2003, respectively                  822                    814
   Common stock in treasury, at cost; 5,282 shares at
      September 30, 2004 and none at December 31, 2003                          (306)                  --
   Additional paid-in capital                                                623,032                607,484
   Accumulated deficit                                                      (266,537)              (308,856)
   Accumulated other comprehensive income                                     86,608                 10,612
                                                                           ---------              ---------
      Total stockholders' equity                                             443,619                310,054
                                                                           ---------              ---------
      Total liabilities and stockholders' equity                           $ 941,548              $ 791,336
                                                                           =========              =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of dollars)


                                                                     Nine Month Period Ended
                                                                          September 30,
                                                                     2004              2003
                                                                   ---------         ---------
Cash flows from operating activities:

Net income                                                         $  42,318         $   8,139
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization of long-term assets                  6,260             6,142
    Provision (recovery) for accounts receivable allowances              396               (34)
    Realized gain on marketable securities available
       for sale                                                       (1,599)           (6,096)
    Non-cash stock-based expense                                         296               593
    Amortization of premium/discount on marketable
       securities available for sale, net                              1,521               312
    Amortization of debt issuance cost                                 1,832               812
    Shares issued for employee benefit plans                           4,267             2,775
Change in current assets and liabilities:
   Increase in accounts receivable                                    (9,377)          (12,231)
   Increase in inventory                                             (11,869)           (3,620)
   Increase in other operating assets                                 (1,745)           (5,115)
   Increase in accounts payable and
      accrued expenses                                                13,603            22,002
   Increase in deferred revenue                                          278               193
                                                                   ---------         ---------
Net cash provided by operating activities                             46,181            13,872
                                                                   ---------         ---------

Cash flows from investing activities:

Capital expenditures                                                  (6,702)           (7,783)
Investment in convertible notes                                         --             (12,000)
Proceeds from sales and maturities of marketable
   securities available for sale                                     231,363            91,702
Purchases of marketable securities
   available for sale                                               (272,953)         (255,831)
Purchase of long-term investment                                      (7,000)             --
                                                                   ---------         ---------
Net cash used in investing activities                                (55,292)         (183,912)
                                                                   ---------         ---------
Cash flows from financing activities:

Proceeds from exercise of common stock
   options and warrants                                               10,687            10,018
Proceeds from issuance of convertible notes                             --             400,000
Debt issuance costs                                                     --             (12,212)
Proceeds from notes receivable from stockholders                        --                  42
Repayment of capital lease and note obligations                          (32)              (88)
                                                                   ---------         ---------
Net cash provided by financing activities                             10,655           397,760
                                                                   ---------         ---------

Net increase (decrease) in cash and cash equivalents                   1,544           227,720
Cash and cash equivalents at beginning of period                     267,453            85,475
                                                                   ---------         ---------
Cash and cash equivalents at end of period                         $ 268,997         $ 313,195
                                                                   =========         =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                             (Thousands of dollars)


                                                                    Nine Month Period Ended
                                                                         September 30,
                                                                      2004            2003
                                                                    -------          ------
Supplemental schedule of non-cash investing and
   financing activity:
Change in net unrealized gain on
   marketable securities available for sale                         $75,996          $2,061
                                                                    =======          ======

Conversion of convertible notes and accrued interest thereon        $12,656          $  --
                                                                    =======          ======

Equipment acquisition on capital leases                             $   --           $  110
                                                                    =======          ======

Supplemental disclosure of cash flow information:
   Interest paid                                                    $ 7,000          $  123
                                                                    =======          ======
   Cash received related to tax benefit, net                        $   337          $  --
                                                                    =======          ======


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


1. ORGANIZATION AND BASIS OF PRESENTATION

Celgene Corporation and subsidiaries ("Celgene" or the "Company") is an integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immunological diseases through regulation of cellular, genomic and proteomic targets.

On September 9, 2004, the Company announced that its Board of Directors approved a two-for-one stock split payable in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on October 15, 2004. The additional shares were distributed on October 22, 2004 and reporting of the Company's share price on a split-adjusted basis commenced on October 25,2004. As a result, the Company's shares outstanding increased from approximately 82,244,554 shares to 164,489,107 shares. All share and per share amounts in the Consolidated Statements of Operations and share amounts disclosed in the accompanying notes thereto have been restated to reflect the two-for-one stock split. Shares issued and outstanding at September 30, 2004 and December 31, 2003 in the Consolidated Balance Sheets have not been restated to reflect the stock split.

The unaudited consolidated financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in complete consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior period's consolidated financial statements in order to conform to the current period's presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10K.

Interim results may not be indicative of the results that may be expected for the year. In the opinion of management, all adjustments considered necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2. NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued an Exposure Draft, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which employee services are received in exchange for either equity instruments of the Company, liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed standard would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees". Instead, the proposed standard would generally require that such transactions be accounted for using a fair-value-based method and that compensation expense be recognized in the consolidated statement of

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


operations. The currently proposed effective date of the proposed standard is for periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004. If the FASB adopts this Exposure Draft, as currently drafted, the Company will have to recognize the fair value of the stock based compensation in the consolidated statement of operations rather than disclosing the pro forma impact of the stock based compensation as the Company currently discloses in Note 7.

In September 2004, the Emerging Issues Task Force ("EITF") delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its consolidated financial position and results of operations.

3. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise. The potential common shares related to the June 2003 convertible note issuance was anti-dilutive and were excluded from the diluted earnings per share computation for the three and nine month periods ended September 30, 2004 and 2003.

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have had an anti-dilutive was 19,581,000 and 22,264,000 for the three month periods ended September 30, 2004 and 2003, respectively, and 20,843,000 and 22,414,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


The following represents the reconciliation of the basic and diluted earnings per share computations for the three and nine month periods ended September 30, 2004 and 2003:

- --------------------------------------------------------------------------------
                                                    Three month period ended
                                                          September 30,
                                                    2004                2003
- --------------------------------------------------------------------------------
Net income                                          $21,255              $ 4,293
Weighted average number of common
    shares outstanding:
Basic                                           164,091,000          162,094,000
Effect of dilutive securities:
    Options                                      12,519,000           10,285,000
    Warrants                                        210,000              212,000
    Restricted shares and other
      long-term incentives                          244,000               66,000
                                                -----------          -----------
Diluted                                         177,064,000          172,657,000

Earnings per share:
    Basic                                             $0.13                $0.03
    Diluted                                           $0.12                $0.02
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                                     Nine month period ended
                                                          September 30,
                                                    2004                2003
- --------------------------------------------------------------------------------
Net income                                          $42,318              $ 8,139
Weighted average number of common
    shares outstanding:
Basic                                           163,574,000          161,520,000
Effect of dilutive securities:
    Options                                      12,238,000            8,663,000
    Warrants                                        207,000              187,000
    Restricted shares and other
      long-term incentives                          254,000               57,000
                                                -----------          -----------
Diluted                                         176,273,000          170,427,000

Earnings per share:
    Basic                                             $0.26                $0.05
    Diluted                                           $0.24                $0.05
- --------------------------------------------------------------------------------


4. CONVERTIBLE NOTES

In June 2003, the Company issued $400 million of unsecured convertible notes to qualified institutional investors. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003. The convertible notes have a conversion rate of $24.225 per share, which represented a 50% premium to the closing price of the Company's common stock on May 28, 2003. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


classified under "Other Assets" on the Consolidated Balance Sheet and are being amortized over five years, assuming no conversion. Under the terms of the Purchase Agreement, the noteholders can convert the notes at any time into 16,511,840 shares of common stock at the conversion price, and also have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change" within the Agreement. The Company has registered the notes and common stock issuable upon conversion with the Securities and Exchange Commission, and is required to use reasonable best efforts to keep the related registration statement effective for the defined period. Pursuant to the indenture governing the notes, the Company may not merge or transfer substantially all assets, as defined, unless certain conditions are met.

5. MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of marketable securities available for sale by class of security at September 30, 2004 and December 31, 2003 were as follows:

- ------------------------------------------------------------------------------------------------------------------------
                                                                 Gross                 Gross                  Estimated
                                         Amortized            Unrealized             Unrealized                 Fair
September 30, 2004                          Cost                 Gain                   Loss                    Value
- ------------------------------------------------------------------------------------------------------------------------

Government agency
  mortgage obligations                    $171,877              $ 1,131               $  (724)                $ 172,284
Government agency
  bonds and notes                            1,051                  --                     (7)                    1,045
Corporate debt
  securities                               250,085                7,213                (1,069)                  256,228
Equity securities                           20,212               80,065                   --                    100,277
                                      ----------------------------------------------------------------------------------
Total                                     $443,225              $88,409               $(1,800)                $ 529,834
                                      ----------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------
                                                                 Gross                 Gross                  Estimated
                                         Amortized            Unrealized             Unrealized                 Fair
December 31, 2003                          Cost                  Gain                   Loss                    Value
- ------------------------------------------------------------------------------------------------------------------------

Government agency
  mortgage obligations                    $188,319              $ 1,053                $(186)                 $ 189,186
Government agency
  bonds and notes                              650                    1                   (5)                       646
Corporate debt
  securities                               199,933                9,977                 (228)                   209,682
                                      ----------------------------------------------------------------------------------
Total                                     $388,902              $11,031                $(419)                 $ 399,514
                                      ----------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


As of September 30, 2004, the duration of the Company's debt securities classified as marketable securities available for sale were as follows:

       ---------------------------------------------------------------
                                               Amortized        Fair
                                                 Cost           Value
       ---------------------------------------------------------------

       Due within one year                      $ 64,457      $ 65,059
       Due after one year through
         three years                             157,777       160,906
       Due after three years
         through five years                       50,261        50,100
       Due after five years
         through eight years                     107,710       109,101
       Due after eight years                      42,808        44,391
                                                ----------------------
                                                $423,013      $429,557
                                                ----------------------


6. INVENTORY

Inventory at September 30, 2004 and December 31, 2003 consisted of the following:

       ------------------------------------------------------------------
                                             September 30,   December 31,
                                                  2004           2003
       ------------------------------------------------------------------
       Raw materials                             $3,322         $3,009
       Work in process                            1,742          2,537
       Finished goods                            16,502          4,150
                                             ----------------------------
            Total                               $21,566         $9,696
                                             ----------------------------


7. STOCK BASED COMPENSATION

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

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied:

- --------------------------------------------------------------------------------
                                                      Three Month Period Ended
                                                            September 30,
                                                        2004             2003
- --------------------------------------------------------------------------------

Net income applicable to common stockholders:
   As reported                                       $  21,255        $   4,293
   Add: stock-based employee compensation
    expense included in reported net income                 63               63
   Deduct: stock-based employee compensation
    expense determined under fair-value-based
    method                                              (7,702)          (4,873)
                                                     ---------        ---------
   Pro forma                                         $  13,616        $    (517)
                                                     ---------        ---------

Net income (loss) per common share:
   Basic, as reported                                $    0.13        $    0.03
   Basic, pro forma                                  $    0.08        $    0.00
   Diluted, as reported                              $    0.12        $    0.02
   Diluted, pro forma                                $    0.08        $    0.00
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                                       Nine Month Period Ended
                                                            September 30,
                                                        2004             2003
- --------------------------------------------------------------------------------

Net income applicable to common stockholders:
   As reported                                       $  42,318        $   8,139
   Add: stock-based employee compensation
    expense included in reported net income                187              187
   Deduct: stock-based employee compensation
    expense determined under fair-value-based
    method                                             (22,218)         (13,812)
                                                     ---------        ----------
   Pro forma                                         $  20,287        $  (5,486)
                                                     ---------        ----------

Net income (loss) per common share:
   Basic, as reported                                $    0.26        $    0.05
   Basic, pro forma                                  $    0.12        $   (0.03)
   Diluted, as reported                              $    0.24        $    0.05
   Diluted, pro forma                                $    0.12        $   (0.03)
- --------------------------------------------------------------------------------

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


The pro forma effects on net income applicable to common stockholders and net income per common share for the three and nine month periods ended September 30, 2004 and 2003 may not be representative of the pro forma effects in future years.

The weighted-average fair value per share was $10.68 and $5.20 for stock options granted in the nine-month periods ended September 30, 2004 and 2003, respectively. The company estimated the fair values of options granted using a Black-Scholes option pricing model with the following assumptions:

- --------------------------------------------------------------------------------
                                                       Three Month Period Ended
                                                             September 30,
                                                           2004         2003
- --------------------------------------------------------------------------------

Risk-free interest rate                                     2.89%        2.10%
Expected stock price volatility                               48%          42%
Expected term until exercise (years)                          3.6          3.1
Expected dividend yield                                        0%           0%
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
                                                       Nine Month Period Ended
                                                             September 30,
                                                           2004         2003
- --------------------------------------------------------------------------------

Risk-free interest rate                                     2.88%        2.00%
Expected stock price volatility                               50%          45%
Expected term until exercise (years)                          3.5          2.8
Expected dividend yield                                        0%           0%
- --------------------------------------------------------------------------------

Restricted Stock Awards: During 2001, the Company issued to certain employees an aggregate of 105,000 restricted stock awards. Such restricted stock awards will vest on September 19, 2006, unless certain conditions that would trigger accelerated vesting are otherwise met prior to such date. The fair value of these restricted stock awards at the grant date was $1.4 million, which is being amortized as compensation expense over the contractual vesting period and classified in selling, general and administrative expenses. Compensation expense relating to these restricted stock awards was approximately $0.1 million for each of the three month periods ended September 30, 2004 and 2003 and approximately $0.2 million for each of the nine month periods ended September 30, 2004 and 2003.

Non-Employee Share Based Payments: Expense relating to stock, stock options and warrants issued to consultants, advisors or financial institutions was immaterial for the three month period ended September 30, 2004 and approximately $0.1 million for the three month period ended September 30, 2003. For the nine month periods ended September 30, 2004 and 2003, expense relating to these issuances was approximately $0.1 million and $0.4 million, respectively.

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


8. INTANGIBLE ASSETS

The Company's recorded intangible assets, which are being amortized over their estimated useful lives, relate to the Company's December 31, 2002 acquisition of Anthrogenesis Corporation. At September 30, 2004 and December 31, 2003, the gross carrying amount and accumulated amortization, by major intangible asset class were as follows:

- --------------------------------------------------------------------------------
                                        Gross                        Intangible
                                       carrying     Accumulated       assets,
September 30, 2004                      value       amortization        net
- --------------------------------------------------------------------------------
Supplier relationships                  $  710          $249           $  461
Customer lists                           1,700           198            1,502
Technology                                 604           106              498
                                      ------------------------------------------
  Total                                 $3,014          $553           $2,461
                                      ------------------------------------------

- --------------------------------------------------------------------------------
                                        Gross                        Intangible
                                       carrying     Accumulated       assets,
December 31, 2003                       value       amortization        net
- --------------------------------------------------------------------------------
Supplier relationships                  $  710          $142           $  568
Customer lists                           1,700           113            1,587
Technology                                 600            60              540
                                      ------------------------------------------
  Total                                 $3,010          $315           $2,695
                                      ------------------------------------------

Amortization of acquired intangible assets was approximately $0.1 million for the three month periods ended September 30, 2004 and 2003, respectively, and approximately $0.2 million for the nine month periods ended September 30, 2004 and 2003, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $0.3 million for the years 2004 through 2007 and $0.2 million for 2008.

The Company's recorded goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed in connection with the Company's December 31, 2002 acquisition of Anthrogenesis Corporation and, which has been allocated to the Company's Stem Cell Therapies segment, was $3.3 million and $3.5 million at September 30, 2004 and December 31, 2003, respectively. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but rather is reviewed at least annually for impairment.

9. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, for the three and nine month periods ended September 30, 2004 and 2003 were as follows:

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


- ----------------------------------------------------------------------------
                                                    Three Month Period Ended
                                                         September 30,
                                                     2004             2003
- ----------------------------------------------------------------------------

Net income                                         $ 21,255         $  4,293
Other comprehensive income:
Net unrealized gains on marketable
  securities available for sale, net of tax          40,830            1,405
Less: reclassification adjustment
  for gains included in net income                     (765)          (1,851)
                                                   --------         --------
Net unrealized gains on marketable
  securities available for sale, net of tax          40,065             (446)
                                                   --------         --------
Total comprehensive income                         $ 61,320         $  3,847
                                                   --------         --------

- ------------------------------------------------------------------------------
                                                     Nine Month Period Ended
                                                          September 30,
                                                      2004              2003
- ------------------------------------------------------------------------------

Net income                                         $  42,318         $   8,139
Other comprehensive income:
Net unrealized gains on marketable
  securities available for sale, net of tax           77,595             8,157
Less: reclassification adjustment
  for gains included in net income                    (1,599)           (6,096)
                                                   ---------         ---------
Net unrealized gains on marketable
  securities available for sale, net of tax           75,996             2,061
                                                   ---------         ---------
Total comprehensive income                         $ 118,314         $  10,200
                                                   ---------         ---------

The unrealized gain related to the shares of Pharmion common stock for the three- and nine-months ended September 30, 2004 was approximately $36.4 million and $80.1 million, respectively.

10. SEGMENTS

The Company operates in two business segments - Human Pharmaceuticals and Stem Cell Therapies. Revenues and income (loss) before taxes by segment for the three and nine month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                                       Three Months Ended
                                                 September 30,     September 30,
                                                     2004              2003
- --------------------------------------------------------------------------------
Revenues:
Human Pharmaceuticals                              $ 100,100         $  73,827
Stem Cell Therapies                                    1,368               505
                                                   ---------         ---------
     Total                                         $ 101,468         $  74,332
                                                   ---------         ---------

Income (loss) before taxes:
Human Pharmaceuticals                              $  26,738         $   9,477
Stem Cell Therapies                                   (3,509)           (4,806)
                                                   ---------         ---------
     Total                                         $  23,229         $   4,671
                                                   ---------         ---------

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


- --------------------------------------------------------------------------------
                                                        Nine Months Ended
                                                 September 30,     September 30,
                                                     2004              2003
- --------------------------------------------------------------------------------
Revenues:
Human Pharmaceuticals                              $ 268,682         $ 188,157
Stem Cell Therapies                                    3,412             2,550
                                                   ---------         ---------
     Total                                         $ 272,094         $ 190,707
                                                   ---------         ---------

Income (loss) before taxes:
Human Pharmaceuticals                              $  57,685         $  19,701
Stem Cell Therapies                                  (11,436)          (10,839)
                                                   ---------         ---------
     Total                                         $  46,249         $   8,862
                                                   ---------         ---------

Expenses incurred at the consolidated level are included in the results of the human pharmaceuticals segment.

11. ALKERAN DISTRIBUTION AGREEMENT

On March 31, 2003, the Company entered into a three-year supply and distribution agreement with GlaxoSmithKline ("GSK") to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the U.S. Food and Drug Administration for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, Celgene purchases ALKERAN tablets and ALKERAN for infusion from GSK and distributes the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year for the initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period and is automatically extended by successive one-year periods, unless at least one-year prior to the renewal date, either party advises the other party that it elects not to extend the agreement. The remaining minimum purchase requirements at September 30, 2004 were $34.9 million.

12. PHARMION AGREEMENTS

In March 2004, the Company converted the $12.0 million Pharmion Senior Convertible Promissory Note, with a principal amount of $12.0 million, and accrued interest of approximately $0.7 million into 1,150,511 shares of Pharmion common stock at a conversion price of $11.00 per share. Additionally, in September 2004, the Company exercised an aggregate of 789,089 warrants that it had received in connection with the November 2001 license agreement with Pharmion Corporation and Pharmion GmbH and in connection with the April 2003 securities purchase agreement with Pharmion. As a result of these transactions, at September 30, 2004, the Company held 1,939,600 shares of Pharmion common stock, which had a fair value of $100.3 million and was classified in Marketable Securities Available for Sale. The related unrealized gain of approximately $80.1 million was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. For more information on the Pharmion

              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004
           (Thousands of dollars, except share and per share amounts, unless otherwise indicated)


Senior Convertible Promissory Note and other Pharmion agreements, refer to Note 15 of the Notes to the Consolidated Financial Statements included in the Company's 2003 Annual Report on Form 10-K.

13. SUBSEQUENT EVENTS

On October 21, 2004, the Company acquired all of the outstanding shares of Penn T Limited ("Penn T"), the UK based manufacturer of THALOMID(R), from a consortium of private investors for approximately $110 million in cash. The cash consideration was determined by the parties in arms-length negotiations and was paid from Celgene's existing cash and cash equivalents. Prior to the acquisition, Celgene and Penn T were parties to a manufacturing agreement pursuant to which Penn T manufactured THALOMID for Celgene.

In connection with the acquisition, on October 21, 2004, Celgene and its operating subsidiary, Penn T, entered into a technical services agreement with Penn Pharmaceutical Services Limited ("PPSL") and Penn Pharmaceutical Holding Limited pursuant to which PPSL will provide the services and facilities necessary for the manufacture of Celgene's requirements of THALOMID and other thalidomide formulations.

On August 6, 2004, the Company executed a non-binding real estate purchase and sale agreement to purchase certain property located in Summit, Union County, New Jersey for an aggregate purchase price of $25.0 million. Under the terms of the agreement, the Company had a ninety-day due diligence period under which it could have terminated the agreement for any or no reason. On November 4, 2004, the due diligence period expired without the Company seeking to terminate the agreement.

Based on the satisfactory completion of due diligence, the Company now intends to close the purchase on November 30, 2004 and subsequently, relocate its corporate headquarters and consolidate its New Jersey locations at this new site. The site consists of 45 acres of land and several buildings located at 86 Morris Avenue, Summit, New Jersey and enables the Company to gain operating efficiencies by consolidating its four New Jersey locations as well as provides the room to accommodate the Company's expected growth.

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

NEAR-TERM COMPETITION WITH THALOMID: While we believe that THALOMID will continue to be used as a first-line treatment in multiple myeloma and that other products such as Millennium Pharmaceuticals' Velcade(R) will usually be used in patients that have not had success with THALOMID, it is possible that Velcade could reduce THALOMID sales in multiple myeloma. Also, generic competition could reduce THALOMID sales. However, we own intellectual property, which includes, for example, numerous United States patents covering restrictive drug distribution systems for more safely delivering drugs including our "System for Thalidomide Education and Prescribing Safety," (or S.T.E.P.S.(R)) distribution program, which all patients receiving thalidomide must follow and which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluation (Orange Book). These patents do not expire until the years 2018-2020. We also have exclusive rights to several issued patents covering the use of THALOMID in oncology. Even if generic competition could manage to enter the market, it is unlikely such products could do so before 2007 based on a number of factors including, the time needed to commercialize such a product and the fact that challenges to THALOMID will require a generic competitor to make a patent certification of non-infringement and/or invalidity of our patents listed in the Orange Book pursuant to the Federal Food, Drug and Cosmetic Act, which would then, in turn, entitle us up to a 30-month stay of market approval of that generic equivalent. At that time, we expect to have at least partially replaced THALOMID with REVLIMID. On October 22, 2004, we received an approvable letter from the FDA relating to our THALOMID multiple myeloma sNDA. The FDA letter stated that sufficient support for an accelerated approval could be provided by the results of the completed study E1A100, a large randomized Eastern Cooperative Oncology Group (ECOG) study comparing thalidomide plus dexamethasone to dexamethasone alone in previously untreated multiple myeloma patients. The submission of this additional data and completion of required responses and its review by the FDA may result in an accelerated approval of THALOMID as a treatment for multiple myeloma in approximately six to nine months.

DELAY IN THE INTRODUCTION OF REVLIMID: While we have made progress in REVLIMID's path to potential regulatory approval based on ongoing pivotal Phase III Special Protocol Assessment (SPA) trials for REVLIMID in multiple myeloma, a delay in the introduction of REVLIMID or its failure to demonstrate efficacy or an acceptable safety profile could adversely affect our business, consolidated financial condition and results of operations. Moreover, other factors such as Pharmion's approval of Vidaza(TM) in the treatment of myelodysplastic syndromes

("MDS") and SuperGen's expected NDA submission of Dacogen for the treatment of MDS, could potentially impact the market's acceptance of REVLIMID. Additionally, our ongoing open label Phase II trials in MDS and multiple myeloma have completed their targeted enrollment. While the submission of an NDA based on data from these trials could lead to an earlier regulatory approval if the data were to be sufficiently compelling, it should be remembered though that the FDA does not often grant approvals based on Phase II open label data alone.

FAILURE TO COMMERCIALIZE EARLY-STAGE DRUG CANDIDATES: Our long-term success and sustainability depends on our ability to move our earlier-stage drug candidates through development and to realize the commercial potential of our broad pipeline.

ACQUISITIONS

On October 21, 2004, we acquired all of the outstanding shares of Penn T Limited ("Penn T"), the UK based manufacturer of THALOMID, from a consortium of private investors for approximately $110 million in cash, which was paid from Celgene's existing cash and cash equivalents. Prior to the acquisition, Celgene and Penn T were parties to a manufacturing agreement pursuant to which Penn T manufactured THALOMID for Celgene. In connection with the acquisition, we entered into a technical services agreement with Penn Pharmaceutical Services Limited ("PPSL") and Penn Pharmaceutical Holding Limited under which PPSL will provide the services and facilities necessary for the manufacture of our requirements of THALOMID and other thalidomide formulations. For more information see Note 13 of the Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three-month period ended September 30, 2004 vs.
Three-month period ended September 30, 2003
- -------------------------------------------

TOTAL REVENUE: Total revenue and related percentages for the three-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                   Three-month period ended
                                         September 30,
(In thousands $)                     2004             2003           % Change
- --------------------------------------------------------------------------------
Net product sales:
   THALOMID                        $ 78,716         $ 57,569            36.7%
   Focalin                            1,504            1,199            25.4%
   ALKERAN                            3,202            6,756           -52.6%
   Other                                381              (79)         -582.3%
                                  ---------------------------
Total net product sales            $ 83,803         $ 65,445            28.1%
Collaborative agreements
   and other revenue                 10,392            6,208            67.4%
Royalty revenue                       7,273            2,679           171.5%
                                  ---------------------------
Total revenue                      $101,468         $ 74,332            36.5%
- --------------------------------------------------------------------------------

THALOMID net sales were higher in the three-month period ended September 30, 2004 primarily due to price increases implemented in the fourth quarter of 2003 and in the first nine months of 2004. The total number of prescriptions, which increased approximately eight percent from the prior year period, was offset by lower average daily doses. Focalin(TM) net sales were higher in the three-month period ended September 30, 2004 due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales were lower in the three-month period ended September 30, 2004 due to supply disruptions earlier in the year, which lead to inconsistent supplies of Alkeran IV and consequently inconsistent end-market buying patterns.

Collaborative agreements and other revenue for the three-month period ended September 30, 2004 included a $7.5 million milestone payment for the Focalin XR(R) NDA submission by Novartis, approximately $1.8 million of research funding and S.T.E.P.S. license fees received in connection with the Pharmion agreements, approximately $1.0 million of umbilical cord blood enrollment, collection and storage fees generated through our Stem Cell Therapies segment and approximately $0.1 million of other revenue. Collaborative agreements and other revenue for the three month period ended September 30, 2003 included $3.0 million related to the agreement to terminate the Gelclair co-promotion agreement between OSI Pharmaceuticals Inc. and Celgene, $1.3 million of research funding and S.T.E.P.S. license fees received in connection with the Pharmion agreements, approximately $1.3 million of reimbursements from Novartis for shipments of bulk raw material used in the formulation of Focalin XR and utilized in clinical studies conducted by Novartis and approximately $0.6 million of umbilical cord blood enrollment, collection and storage fees.

Royalty revenue reflects royalties received from Novartis on sales of their entire family of Ritalin(R) drugs. The increase in royalty revenue was due to Novartis' higher sales of Ritalin and Ritalin LA(R) and an increase in the royalty rates.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the three-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                                        Three-month period ended
                                                             September 30,
(In thousands $)                                          2004           2003
- --------------------------------------------------------------------------------
Cost of goods sold                                      $ 15,166       $ 15,932
Decrease from prior year                                $    766          N/A
Percentage decrease from prior year                         4.8%          N/A
Percentage of net product sales                            18.1%          24.3%
- --------------------------------------------------------------------------------

Cost of goods sold and cost of goods sold as a percentage of net product sales decreased from the prior year period primarily due to lower ALKERAN costs, largely offset by higher royalties on THALOMID net sales.

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

Research and development expenses and related percentages for the three-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                                        Three-month period ended
                                                             September 30,
(In thousands $)                                          2004           2003
- --------------------------------------------------------------------------------
Research and development expenses                       $ 40,154       $ 32,804
Increase from prior year                                $  7,350            N/A
Percentage increase from prior year                        22.4%            N/A
Percentage of total revenue                                39.6%          44.1%
- --------------------------------------------------------------------------------

Research and development expenses increased from the prior year period primarily due to increased clinical spending on Phase II regulatory programs for REVLIMID in MDS, including patients with 5q minus chromosomal abnormalities and those without, as well as ongoing REVLIMID Phase III SPA trials and Phase II trials for multiple myeloma. During the three-month period ended September 30, 2004, approximately $19.7 million was spent on human pharmaceutical clinical programs; $9.2 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $8.7 million was spent on biopharmaceutical discovery and development programs; and $2.6 million was spent on stem cell, biomaterials and placental extraction programs. These expenditures support multiple core programs, including THALOMID, REVLIMID, ACTIMID(TM), CC-11006, CC-10004, PDE4/TNF-a inhibitors and other investigational compounds, such as kinase inhibitors, benzopyrans, ligase inhibitors, tubulin inhibitors and placental and cord blood derived stem cell programs. During the three-month period ended September 30, 2003, approximately $13.2 million was spent on human pharmaceutical clinical programs; $9.6 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development and drug discovery; $9.0 million was spent on biopharmaceutical discovery and development; and $1.0 million was spent on stem cell, biomaterials and placental extraction programs. As total revenue increases, research and development expense may continue to decrease as a percentage of total revenue, however the actual dollar amount may continue to increase as earlier stage compounds are moved through the preclinical and clinical stages. Generally, the time to completion of each phase is estimated as follows:

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

Selling, general and administrative expenses and related percentages for the three-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                                        Three-month period ended
                                                             September 30,
(In thousands $)                                          2004           2003
- --------------------------------------------------------------------------------
Selling, general and administrative
 expenses                                               $ 27,750       $ 24,690
Increase from prior year                                $  3,060            N/A
Percentage increase from prior year                        12.4%            N/A
Percentage of total revenue                                27.3%          33.2%
- --------------------------------------------------------------------------------

Selling, general and administrative expenses increased from the prior year period as a result of an increase of approximately $2.7 million in general administrative expenses primarily due to higher headcount related expenses and an increase of approximately $1.1 million in sales force expenses primarily due to the creation of a sales operations group, which among other things manages pricing and reimbursement, corporate accounts, customer service and government affairs as well as, sales fleet expenses, offset by decreases in marketing and customer service expenses.

INTEREST AND OTHER INCOME: Interest and other income increased 12.1% to approximately $7.2 million for the three-month period ended September 30, 2004, compared to approximately $6.4 million in the prior year period. The increase was primarily due to an increase in interest income as a result of higher average balances of cash, cash equivalents and marketable securities available for sale following the issuance of our $400 million convertible notes issued on June 3, 2003 as well as generated through operations, partially offset by lower realized gains on the sale of marketable securities.

INTEREST EXPENSE: Interest expense for the three-month period ended September 30, 2004 and 2003 was approximately $2.4 million and $2.7 million, respectively, and both periods include a full three months of interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

INCOME TAX PROVISION: For the three-month period ended September 30, 2004, the income tax provision was approximately $2.0 million and reflects an underlying effective tax rate of 8.5%. For the prior year period, the income tax provision was approximately $0.4 million and reflects an underlying effective tax rate of 8.1%.

NET INCOME: Net income and per common share amounts for the three-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                                     Three-month period ended
(In thousands $, except per share                         September 30,
 amounts)                                             2004              2003
- --------------------------------------------------------------------------------
Net income                                        $     21,255      $      4,293
Per common share amounts:
     Basic                                        $       0.13      $       0.03
     Diluted                                      $       0.12      $       0.02
Weighted average number of shares of
   common stock utilized to calculate
   per common share amounts
     Basic                                         164,091,000       162,094,000
     Diluted                                       177,064,000       172,657,000
- --------------------------------------------------------------------------------

Net income increased approximately $17.0 million in the three-month period ended September 30, 2004 compared to the prior year period primarily due to an increase in total revenues of approximately $27.1 million (attributable primarily to an increase in THALOMID net sales of $21.1 million and the $7.5 million milestone payment for the Focalin XR NDA submission by Novartis) offset by higher operating expenses of approximately $9.6 million.

Nine-month period ended September 30, 2004 vs.
Nine-month period ended September 30, 2003
- ------------------------------------------

TOTAL REVENUE: Total revenue and related percentages for the nine-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                     Nine-month period ended
                                          September 30,
(In thousands $)                      2004              2003          % Change
- --------------------------------------------------------------------------------
Net product sales:

   THALOMID                        $ 222,498         $ 158,075          40.8%
   Focalin                             3,698             2,534          45.9%
   ALKERAN                            12,025            12,800          -6.1%
   Other                                 712               337         111.3%
                                  -----------------------------
Total net product sales            $ 238,933         $ 173,746          37.5%
Collaborative agreements
   and other revenue                  15,420             9,595          60.7%
Royalty revenue                       17,741             7,366         140.8%
                                  -----------------------------
Total revenue                      $ 272,094         $ 190,707          42.7%
- --------------------------------------------------------------------------------

THALOMID net sales were higher in the nine-month period ended September 30, 2004 primarily due to price increases implemented in the second half of 2003 and in the first nine months of 2004. The total number of prescriptions, which increased approximately ten percent from the prior year period, was offset by lower average daily doses.

Focalin net sales were higher in the nine-month period ended September 30, 2004 due to the timing of shipments to Novartis for their commercial distribution. ALKERAN net sales were lower in the nine-month period ended September 30, 2004 due to supply disruptions earlier in the year, which lead to inconsistent supplies of Alkeran IV and consequently inconsistent end-market buying patterns. The ALKERAN supply and distribution agreement with GlaxoSmithKline was executed in March 2003 and, consequently, the prior year period only reflects six months of ALKERAN net sales.

Collaborative agreements and other revenue for the nine-month period ended September 30, 2004 included a $7.5 million milestone payment for the Focalin
XR NDA submission by Novartis, approximately $5.0 million of research funding and S.T.E.P.S. license fees received in connection with the Pharmion agreements, $2.7 million of umbilical cord blood enrollment, collection and storage fees generated through our Stem Cell Therapies segment and $0.2 million of other revenue. Collaborative agreements and other revenue for the nine-month period ended September 30, 2003 included $3.0 million related to the agreement to terminate the Gelclair co-promotion agreement between OSI Pharmaceuticals Inc. and Celgene, $2.9 million of research funding and S.T.E.P.S. license fees received in connection with the Pharmion agreements, approximately $1.3 million of reimbursements from Novartis for shipments of bulk raw material used in the formulation of Focalin XR and utilized in clinical studies conducted by Novartis, $2.2 million of umbilical cord blood enrollment, collection and storage fees and $0.2 million of other revenue.

Royalty revenue reflects royalties received from Novartis on sales of their entire family of Ritalin drugs. The increase in royalty revenue was due to an increase in the royalty rate on both Ritalin and Ritalin LA as well as an increase in Ritalin LA sales by Novartis.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the nine-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                                        Nine-month period ended
                                                             September 30,
(In thousands $)                                          2004           2003
- --------------------------------------------------------------------------------
Cost of goods sold                                      $ 43,655       $ 36,359
Increase from prior year                                $  7,296          N/A
Percentage increase from prior year                        20.1%          N/A
Percentage of net product sales                            18.3%          20.9%
- --------------------------------------------------------------------------------

Cost of goods sold increased from the prior year period primarily as a result of higher royalties on THALOMID net sales and higher costs at our Stem Cell Therapies segment, which resulted from expensing pre-approval inventory costs associated with processing umbilical cord blood and tissue units. These increases were slightly offset by lower ALKERAN costs.

Cost of goods sold as a percentage of net product sales decreased primarily due to lower ALKERAN costs. Profit margins on THALOMID remained flat, as the increase in cost of goods sold resulting from higher royalties were offset by increased net sales due to price increases implemented in the second half of 2003 and in the first nine months of 2004.

RESEARCH AND DEVELOPMENT: Research and development expenses and related percentages for the nine-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                                        Nine-month period ended
                                                             September 30,
(In thousands $)                                          2004           2003
- --------------------------------------------------------------------------------
Research and development expenses                       $116,520       $ 88,042
Increase from prior year                                $ 28,478            N/A
Percentage increase from prior year                        32.3%            N/A
Percentage of total revenue                                42.8%          46.2%
- --------------------------------------------------------------------------------

Research and development expenses increased from the prior year period primarily due to increased clinical spending on Phase II regulatory programs for REVLIMID in MDS, including patients with 5q minus chromosomal abnormalities and those without, as well as ongoing REVLIMID Phase III SPA trials and Phase II trials for multiple myeloma. During the nine-month period ended September 30, 2004, approximately $59.7 million was spent on human pharmaceutical clinical programs; $25.4 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $25.4 million was spent on biopharmaceutical discovery and development programs; and $6.0 million was spent on stem cell, biomaterials and placental extraction programs. These expenditures support multiple core programs, including THALOMID, REVLIMID, ACTIMID(TM), CC-11006, CC-10004, PDE4/TNF-a inhibitors and other investigational compounds, such as kinase inhibitors, benzopyrans, ligase inhibitors, tubulin inhibitors and placental and cord blood derived stem cell programs. During the nine-month period ended September 30, 2003, approximately $36.0 million was spent on human pharmaceutical clinical programs; $21.5 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development and drug discovery; $27.8 million was spent on biopharmaceutical discovery and development; and $2.7 million was spent on stem cell, biomaterials and placental extraction programs. As total revenue increases, research and development expense may continue to decrease as a percentage of total revenue, however the actual dollar amount may continue to increase as earlier stage compounds are moved through the preclinical and clinical stages.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses and related percentages for the nine-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                                        Nine-month period ended
                                                             September 30,
(In thousands $)                                          2004           2003
- --------------------------------------------------------------------------------
Selling, general and administrative
 expenses                                               $ 79,408       $ 69,832
Increase from prior year                                $  9,576            N/A
Percentage increase from prior year                        13.7%            N/A
Percentage of total revenue                                29.2%          36.6%
- --------------------------------------------------------------------------------

Selling, general and administrative expenses increased from the prior year period as a result of an increase of approximately $7.4 million in general administrative and medical affairs expenses primarily due to higher headcount related expenses and an increase of approximately $4.2 million in sales force expenses primarily due to the creation of a sales operations group, which among other things manages pricing and reimbursement, corporate accounts, customer service and government affairs as well as, sales fleet expenses, offset by decreases in marketing and customer service expenses.

INTEREST AND OTHER INCOME: Interest and other income increased 33.5% to approximately $20.9 million for the nine-month period ended September 30, 2004, compared to approximately $15.7 million in the prior year period. The increase was primarily due to an increase in interest income as a result of higher average balances of cash, cash equivalents and marketable securities available for sale following the issuance of our $400 million convertible notes issued on June 3, 2003 as well as generated through operations, partially offset by lower realized gains on the sale of marketable securities.

INTEREST EXPENSE: Interest expense increased to approximately $7.2 million for the nine-month period ended September 30, 2004 compared to approximately $3.3 million for the prior year period. The increase reflects interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003, whereas the prior year period only reflects four month of interest and debt issuance expense.

INCOME TAX PROVISION: For the nine-month period ended September 30, 2004, the income tax provision was approximately $3.9 million and reflects an underlying effective tax rate of 8.5%. For the prior year period, the income tax provision was approximately $0.7 million and reflects an underlying effective tax rate of 8.2%.

NET INCOME: Net income and per common share amounts for the nine-month periods ended September 30, 2004 and 2003 were as follows:

- --------------------------------------------------------------------------------
                                                     Nine-month period ended
(In thousands $, except per share                         September 30,
 amounts)                                             2004              2003
- --------------------------------------------------------------------------------
Net income                                        $     42,318      $      8,139
Per common share amounts:
     Basic                                        $       0.26      $       0.05
     Diluted                                      $       0.24      $       0.05
Weighted average number of shares of
   common stock utilized to calculate
   per common share amounts
     Basic                                         163,574,000       161,520,000
     Diluted                                       176,273,000       170,427,000
- --------------------------------------------------------------------------------

Net income increased approximately $34.2 million in the nine-month period ended September 30, 2004 compared to the prior year period primarily due to an increase in total revenues of approximately $81.4 million (attributable primarily to an increase in THALOMID net sales of $64.4 million and the $7.5 million milestone payment for the Focalin XR NDA submission by Novartis) offset by higher operating expenses of approximately $45.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased to approximately $46.2 million for the nine-month period ended September 30, 2004 compared to $13.9 million for the prior year period. The increase was primarily due to higher earnings, partially offset by increases in net working capital (i.e., current assets minus current liabilities).

Cash, cash equivalents and marketable securities were $798.8 million at September 30, 2004, an increase of $131.8, or 19.8% from December 31, 2003 levels and reflects the inclusion of 1,939,600 shares of Pharmion Corporation common stock, of which 1,150,511 shares were obtained in connection with the March 2004, conversion of the Pharmion Convertible Note and 789,089 shares were obtained in connection with the September 2004, exercise of Pharmion warrants. At September 30, 2004, the Pharmion common stock had an estimated fair value of $100.3 million and was classified in marketable securities.

Net cash used in investing activities was $55.3 million for the nine-month period ended September 30, 2004 compared to $184.0 million for the prior year period. Included in the nine-month period ended September 30, 2004 was a $7.0 million investment in Royalty Pharma Strategic Partners, LP. The investment is classified under Other Assets on the Consolidated Balance Sheet. Also included in investing activities for the 2004 period were net marketable securities purchases of approximately $41.6 million and capital expenditures of approximately $6.7 million. Included in the nine-month period ended September 30, 2003 were net marketable securities purchases of approximately $164.1 million, the purchase of a Pharmion Corporation senior convertible note for $12.0 million and capital expenditures of approximately $7.9 million.

Net cash provided by financing activities was $10.7 million for the nine-month period ended September 30, 2004 compared to $397.8 million in the prior year period. Included in the prior year period were net proceeds of $397.8 million from the issuance of our convertible notes on June 3, 2003.

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

On August 19, 2004, we brought suit, together with our licensee Novartis, in the United States District Court, District of New Jersey against Teva Pharmaceuticals USA, Inc. (Teva) based on their Federal Food, Drug and Cosmetic Act, Paragraph IV certification that certain of our patents listed in the Orange Book were invalid. By bringing this suit, we intend to vigorously defend our patents. This suit also prohibits Teva from marketing generic Focalin for up to 30-months. This litigation does not concern certain patents held by us directed to long acting formulation for Focalin XR or Ritalin LA.

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate primarily to our convertible note obligation, real estate purchase commitment, operating leases, ALKERAN supply and distribution agreement, employment agreements and certain other contract commitments. The following table sets forth our contractual obligations as of September 30, 2004 by contractual due dates:

- -----------------------------------------------------------------------------
                                      Contractual Due Dates
                           Less than    1-3       3-5     More than
(IN MILLIONS $)             1 year     Years     Years     5 years    Total
- -----------------------------------------------------------------------------

Convertible notes
 obligation                 $  --     $  --     $  400.0   $ --      $ 400.0
Real estate purchase
 commitment(1)                 25.0      --         --       --         25.0
Operating leases                3.6       9.8        5.2      4.5       23.1
ALKERAN supply and
 distribution agreement         9.9      25.0       --       --         34.9
Employment agreements           2.4       2.8       --       --          5.2
Other contract
 Commitments                    1.0       5.7       --       --          6.7
                           --------------------------------------------------
Total                       $  41.9   $  43.3   $  405.2   $  4.5    $ 494.9
                           --------------------------------------------------

(1) On August 6, 2004, the Company executed a non-binding real estate purchase and sale agreement to purchase certain property located in Summit, Union County, New Jersey for an aggregate purchase price of $25.0 million. Under the terms of the agreement, the Company had a ninety day due diligence period under which it could have terminated the agreement for any or no reason. On November 4, 2004, the due diligence period expired without the Company seeking to terminate the agreement.

     Based on the satisfactory completion of due diligence, the Company now intends to close the purchase on November 30, 2004 and subsequently, relocate its corporate headquarters and consolidate its New Jersey locations at this new site. The site consists of 45 acres of land and several buildings located at 86 Morris Avenue, Summit, New Jersey and enables the Company to gain operating efficiencies by consolidating its four New Jersey locations as well as provides the room to accommodate the Company's expected growth.

In 2003, we established a Long-Term Incentive Plan ("LTIP") designed to provide key officers and executives with performance based incentive opportunities contingent upon achievement of pre-established corporate performance objectives, and payable only if employed at the end of the performance cycle. The 2003 performance cycle began on May 1, 2003 and ends on December 31, 2005 (the "2005 Plan"). The 2004 performance cycle began on January 1, 2004 and will end on December 31, 2006 (the "2006 Plan"). Performance measures for the 2005 Plan and the 2006 Plan are based on the following components: 25% on earnings per share, 25% on net income and 50% on revenue.

Payouts may be in the range of 0% to 200% of the participant's salary for the 2005 Plan and 0% to 150% of the participant's salary for the 2006 Plan. The maximum potential payout, assuming objectives are achieved at the 200% level and 150% level, respectively, is $6.1 million for the 2005 Plan and $4.9 million for the 2006 Plan. Such awards are payable in cash or, at its discretion, the Company can elect to pay the same value in its common stock based upon the Company's common stock fair value at the payout date. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control.

2004 FINANCIAL OUTLOOK

In our October 21, 2004 earnings release, we updated our 2004 THALOMID revenue guidance to be in the range of $305 to $310 million and our 2004 earnings to be in the range of $0.60 to $0.65 per diluted share on a pre-split basis, or $0.30 to $0.32 per diluted share on a post-split basis. Although management believes that the October 21, 2004 guidance continues to reflect the current thinking of management, there can be no assurance that revenues or earnings will develop in the manner projected or if the analysis, on which the projections were based, were to be redone on the date hereof that there would be no change in the guidance.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion provides forward-looking quantitative and qualitative information about our potential exposure to market risk. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. We do not use derivative instruments for investment or trading purposes. At September 30, 2004, our market risk sensitive instruments consisted of marketable securities available for sale and unsecured convertible notes issued by the Company.

MARKETABLE SECURITIES AVAILABLE FOR SALE: At September 30, 2004 our marketable securities available for sale consisted of U.S. government agency mortgage obligations, U.S. government agency bonds, corporate debt securities and 1,939,600 shares of Pharmion common stock. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended to be used to meet our ongoing liquidity needs. Unrealized gains and losses (which are deemed to be temporary) on available for sale securities, if any, are reported as a separate component of stockholders' equity, net of tax. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income.

As of September 30, 2004, the principal amounts, fair values and related weighted average interest rates of the Company's debt securities classified as marketable securities available-for-sale were as follows:

- -----------------------------------------------------------------------------------------------------------------------
                                                    Fixed rate securities
                                                           Duration

                                 0 to 1         1 to 3         3 to 5         5 to 8        Variable rate
(IN THOUSANDS $)                  Year           Year           Year           Year           securities        Total
- -----------------------------------------------------------------------------------------------------------------------

Principal amount                 $63,719       $154,967        $49,011       $108,275           $47,150       $423,122
Fair value                       $65,059       $160,906        $50,100       $109,101           $44,391       $429,557
Average Interest Rate              4.81%          4.58%          4.16%          5.23%             6.67%          4.97%
- -----------------------------------------------------------------------------------------------------------------------

PHARMION COMMON STOCK: At September 30, 2004 the estimated fair value of the 1,939,600 shares of Pharmion common stock based on the closing price reported by the National Association of Securities Dealers Automated Quotations ("NASDAQ") system was approximately $100.3 million, which exceeded the cost by approximately $80.1 million. The amount by which the fair value exceeded the cost (i.e., unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion's common stock quoted market price will have a similar percentage increase or decrease in the fair value of the investment.

CONVERTIBLE DEBT: At September 30, 2004, we had $400.0 million of unsecured convertible notes outstanding. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The notes can be converted at any time into 16,511,840 shares of common stock at a conversion price of $24.225 per share (for more information see Note 3 of the Notes to the Consolidated Financial Statements).

At September 30, 2004, the fair value of our convertible notes exceeded the carrying value of $400.0 million by approximately $157.3 million, which we believe reflects the increase in the market price of the Company's common stock to $29.115 per share (post-split basis) as of September 30, 2004. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in the Company's stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.


Item 4 - Controls and Procedures

       (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of September 30, 2004, are effective.

       (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              -  None

          Although to our knowledge no lawsuit has been brought by or against us that rises to the level of required disclosure pursuant to Item 103 of Regulation S-K, we have brought a suit together with our licensee Novartis, against Teva Pharmaceuticals USA, Inc. based on their Federal Food, Drug and Cosmetic Act, Paragraph IV certification against Focalin. For more information on the lawsuit see further discussions contained in Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 2.   Changes in Securities, Use of Proceeds
          and Issuer Purchases of Equity Securities                      -  None

Item 3.   Defaults Upon Senior Securities                                -  None

Item 4.   Submission of Matters to a Vote of Security Holders            -  None

Item 5.   Other Information                                              -  None

Item 6.   Exhibits

          10.1 Purchase and Sale Agreement between Ticona LLC, as Seller and Celgene Corporation, as Buyer.

          31.1 Certification by the Company's Chief Executive Officer dated November 9, 2004

          31.2 Certification by the Company's Chief Financial Officer dated November 9, 2004.

          32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 9, 2004.

          32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 9, 2004.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CELGENE CORPORATION


DATE   November 9, 2004                    BY   /s/Robert J. Hugin
       ------------------------------        -----------------------------------
                                                Robert J. Hugin
                                                Senior Vice President
                                                Chief Financial Officer

DATE   November 9, 2004                 BY      /s/James R. Swenson
       ------------------------------        -----------------------------------
                                                James R. Swenson
                                                Controller
                                               (Chief Accounting Officer)