Form 10-K
period 2004-12-31
CELGENE CORP /DE/
filed 2005-03-16
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 2004

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ___________ to ___________

Commission File No. 0-16132

                               CELGENE CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                   22-2711928
----------------------------------------        --------------------------------
     (State or other jurisdiction of            (I.R.S. Employer Identification)
      incorporation or organization)

           86 Morris Avenue
          Summit, New Jersey                                 07901
----------------------------------------        --------------------------------
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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant's most recently completed second quarter, was $4,694,329,287 based on the last reported sale price of the registrant's Common Stock on the NASDAQ National Market on that date. There were 165,269,970 shares of Common Stock outstanding as of March 1, 2005.


Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Act).

                                 Yes |X| No |_|

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2004. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:

Part III, Item 10, Directors and Executive Officers of the Registrant;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and
                   Management and related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions;
Part III, Item 14, Principal Accountant Fees and Services.

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
-------                                                                     ----

Part I

1.          Business                                                           1
2.          Properties                                                        27
3.          Legal Proceedings                                                 28
4.          Submission of Matters to a Vote of Security Holders               28

Part II

5.          Market for Registrant's Common Equity and Related
               Stockholder Matters                                            29
6.          Selected Consolidated Financial Data                              30
7.          Management's Discussion and Analysis
               of Financial Condition and Results of Operations               32
7a.         Quantitative and Qualitative Disclosures About Market Risk        49
8.          Financial Statements and Supplementary Data                       51
9.          Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                         51
9a.         Controls and Procedures                                           51
9b.         Other                                                             51

Part III

10.         Directors and Executive Officers of the Registrant                52
11.         Executive Compensation                                            52
12.         Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     52
13.         Certain Relationships and Related Transactions                    52
14.         Principal Accountant Fees and Services                            52

Part IV

15.         Exhibits, Financial Statement Schedules                           53
            Signatures                                                        58

PART I

ITEM 1. BUSINESS

We are a multi-national integrated biopharmaceutical company, incorporated in 1986 as a Delaware corporation. We are primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory-related diseases through the regulation of cells, genes and proteins associated with diseases. We had total revenue of $377.5 million in 2004 and net income of $52.8 million. We had an accumulated deficit of $234.4 million at December 31, 2004.

We continue to build a global discovery, development and commercialization platform for drug and cell-based therapies that allows us to both create and retain significant value within our therapeutic franchise areas of cancer and immune-inflammatory diseases. This target-to-therapeutic platform integrates both small molecule and cell-based therapies and spans the key functions required to generate a broad, deep and diverse pipeline of new drugs and cell therapy candidates, including: (i) cell biology, genomics, proteomics and informatics technologies for identifying and validating clinically important therapeutic targets; (ii) high throughput screening systems combined with diverse and focused compound libraries for discovering new drug leads; (iii) medicinal chemistry and structure-based drug design for optimizing drug candidates; (iv) IN VITRO and IN VIVO models of disease for preclinical evaluation of drug efficacy and safety; and (v) a clinical and regulatory organization highly experienced in the successful development of pharmaceutical agents. The ongoing development of immunomodulatory drugs (ImiDs), cell-signaling inhibitors, as well as cellular and tissue therapeutics may allow us to provide physicians and clinicians worldwide with a more comprehensive and integrated set of therapeutic solutions for managing complex human diseases such as cancer and immune-inflammatory-related diseases.

On August 31, 2000, we acquired Signal Pharmaceuticals, Inc., now Celgene Research & Development, a privately held San Diego-based biopharmaceutical company focused on the discovery and development of drugs that regulate genes and proteins associated with diseases. Celgene Research & Development now operates as a wholly owned subsidiary of Celgene Corporation.

On December 31, 2002, we acquired Anthrogenesis Corp., or Celgene Cellular Therapeutics, a privately held New Jersey-based biotherapeutics company and cord blood banking business, which is developing the technology for the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. Celgene Cellular Therapeutics, or CCT, now operates as a wholly owned subsidiary of Celgene Corporation.

On October 21, 2004, we acquired all of the outstanding shares of Penn T, the UK-based manufacturer of THALOMID(R), the current flagship product of our commercial franchise. This acquisition expanded our corporate capabilities and enabled the Company to control manufacturing for THALOMID(R) worldwide. Through manufacturing contracts acquired in this purchase, Celgene increased its participation in the potential growth of THALOMID(R) revenues in key international markets.

COMMERCIAL STAGE PROGRAMS: Our commercial programs include pharmaceutical sales of THALOMID(R) and ALKERAN(R), a licensing agreement with Novartis for FOCALIN(R) and the entire RITALIN(R) family of drugs and biotherapeutic products and services, including; LIFEBANK(TM), BIOVANCE(TM) and AMBIODRY(TM) through CCT.

THALOMID(R) (THALIDOMIDE): THALOMID(R), which had net product sales totaling $308.6 million in 2004, was approved by the U.S. Food and Drug Administration, or FDA, in July 1998 for the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, and as maintenance therapy to prevent and suppress cutaneous manifestation recurrences. ENL, an inflammatory complication of leprosy, is a chronic bacterial disease associated with excess Tumor Necrosis Factor alpha, or TNF(alpha) production. Although leprosy is relatively rare in the United States, the disease afflicts millions worldwide. ENL occurs in about 30% of leprosy patients and is characterized by skin lesions, acute inflammation, fever and anorexia.

We distribute THALOMID(R) in the United States through our 197-person U.S. pharmaceutical commercial organization. Working with the FDA, we developed a proprietary strategic comprehensive education and distribution program with methods for the safe and appropriate use of THALOMID(R), the "System for Thalidomide Education and Prescribing Safety", or S.T.E.P.S.(R).

In October 2004, Celgene received an approvable letter from the FDA in response to our THALOMID(R) Supplemental New Drug Application, or sNDA, which we filed in December 2003, for the treatment of multiple myeloma. Multiple myeloma is the second most common blood cancer, affecting approximately 50,000 people in the United States. About 14,000 new cases of multiple myeloma are diagnosed each year and there are an estimated 11,000 deaths. We expect to complete the resubmission of the application in the second quarter of 2005 with final action from the FDA expected later in the year.

Additionally, THALOMID(R) is under development as a potential treatment for other cancers. There are more than 100 clinical studies worldwide examining the potential of this compound as a single agent or in combination therapy. As a result of these clinical studies and subsequent publications, and inclusion in the National Comprehensive Cancer Network, or NCCN, guidelines, physicians are prescribing THALOMID(R) for use in a number of cancers.

THALOMID(R) is the first drug approved under a special "Restricted Distribution for Safety" regulation. Our innovative S.T.E.P.S. system includes managed delivery programs for products or drugs that are either teratogens (causing birth defects) or have other adverse effects that make them contraindicated for certain patients. This patented program includes comprehensive physician, pharmacist and patient education. All patients are required to use contraception, and female patients of child-bearing potential are given pregnancy tests regularly. All patients are subject to other requirements, including informed consent. Physicians are also required to comply with the educational, contraception counseling, informed consent, pregnancy testing and other elements of the program. Under the S.T.E.P.S. program, automatic refills are not permitted and each prescription may not exceed four weeks' dosing. A new prescription is required each month.

Our S.T.E.P.S. intellectual property estate includes five U.S. patents expiring between the years 2018 and 2020 which cover methods of delivering drugs, including THALOMID(R), in a manner that significantly decreases the risks of adverse events. Two of these patents were issued in 2003 and expand the scope of coverage contained in the previously issued patents. S.T.E.P.S. is designed as a blueprint for pharmaceutical products that offer life-saving or other important therapeutic benefits but have potentially problematic side effects. Furthermore, we hold patents protecting methods of use for THALOMID(R) to treat symptoms associated with abnormal concentrations of TNFa and unrestricted blood vessel growth that expire after 2012.

In November 2004 Celgene granted a non-exclusive license to the four companies who manufacture and distribute (sell) isotrentinoin (Accutane(R)) for the rights to Celgene's patent portfolio directed to methods for safely delivering the product to potentially high-risk patient populations.

ALKERAN(R): In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and for palliation of carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN(R) tablets and ALKERAN(R) for injection from GlaxoSmithKline and distribute the products in the United States under the Celgene label. The agreement has an initial term of three years and is automatically extended by successive one-year periods, unless at least one year prior to the renewal date either party advises the other party that it elects not to extend the agreement. This agreement is strategically valuable to us because it provides us with an approved oncology product that complements our drug candidates, THALOMID(R) and REVLIMID(R), which are demonstrating potential in late-stage clinical trials for the treatment of multiple myeloma and myelodysplastic syndromes. At the 2004 American Society of Hematology, or ASH, meeting, clinical trial data was presented. In combination with other anti-cancer therapeutics, including THALOMID(R), ALKERAN(R) was a key component of several investigational multiple myeloma studies which reported positive results.

RITALIN(R) FAMILY OF DRUGS: We have a major collaboration with Novartis Pharma AG concerning the entire RITALIN(R) family of drugs. We developed FOCALIN(R) (d-MPH), the chirally pure version of RITALIN(R), which is approved for the treatment of attention deficit disorder and attention deficit hyperactivity disorder, or ADHD, in school-age children. The use of chirally pure compounds, such as FOCALIN(R), can result in significant clinical benefits. Many non-chirally pure pharmaceuticals contain two configurations, known as isomers, which are mirror images of each other. Generally these isomers interact differently with their biological targets, causing one isomer to have a beneficial effect for one target and the other isomer to have a beneficial effect on another target, or in some cases, one isomer may have either no effect or potentially an undesirable side effect with respect to a target. In April 2000, we granted Novartis an exclusive license (excluding Canada) for the development and marketing of FOCALIN(R) and long acting drug formulations in return for substantial milestone payments and royalties on FOCALIN(R) and the entire RITALIN(R) family of drugs. In 2002, Novartis launched FOCALIN(R) and RITALIN(R) LA, the long-acting version of RITALIN(R), in the United States, following regulatory approval.

Three separate studies presented at the 51st annual meeting of the American Academy of Child and Adolescent Psychiatry indicated that FOCALIN(R) XR, the long-acting version of FOCALIN(R), may help adults and children manage ADHD symptoms. Pediatric studies showed that FOCALIN(R) XR (dexmethylphenidate HCl) extended release capsules may help treat ADHD symptoms for 12 hours. ADHD is one of the most common psychiatric disorders of childhood and is estimated to affect five to seven percent of children and approximately four percent of the adult population in the U.S.

The Division of Neuropharmacological Drug Products at the FDA has accepted for review a New Drug Application, or NDA, submitted by Novartis, seeking approval to market FOCALIN(R) XR for the treatment of pediatric and adult ADHD. FDA action on the FOCALIN(R) XR NDA is expected in the first half of 2005.

We have retained the exclusive commercial rights to FOCALIN(R) and FOCALIN(R) XR for oncology-related disorders, such as chronic fatigue associated with chemotherapy. We have completed a double-blinded randomized placebo-controlled trial evaluating the use of FOCALIN(R) for the treatment of fatigue symptoms associated with chemotherapy. We are evaluating potential clinical and regulatory development strategies for this indication.

CELLULAR THERAPEUTICS: With the acquisition of Anthrogenesis Corporation in December 2002, we acquired a biotherapeutics company developing stem cell therapies and biomaterials derived from human placental tissue. CCT has organized its business into three main units: (1) private stem cell banking for transplantation, (2) stem cell therapies and (3) biomaterials for organ and tissue repair. CCT has developed proprietary methods for producing placental biomaterials for organ and tissue repair which includes the BIOVANCE(TM) and AMBIODRY(TM) products. Additionally, CCT has developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, autoimmune, cardiovascular, neurological and other diseases.

PRECLINICAL AND CLINICAL-STAGE PIPELINE: Our preclinical and clinical-stage pipeline of new drug candidates, in addition to our cell therapies, is highlighted by multiple classes of small molecule, orally administered therapeutic agents designed to selectively regulate disease-associated genes and proteins. The drug candidates in our pipeline are at various stages of preclinical and clinical development. Successful results in preclinical or Phase I/II clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of the drug candidate.

IMMUNOMODULATORY DRUGS (IMIDS(R)): IMiDs are novel small molecule, orally available compounds that modulate the immune system through multiple mechanisms of action. We have advanced four IMiDs into development: REVLIMID(R) (CC-5013), ACTIMID(TM) (CC-4047) and CC-11006 are being evaluated in human clinical trials and CC-10015 is presently undergoing preclinical evaluation.

Our IMiD class of drug candidates is covered by an extensive and comprehensive intellectual property estate of U.S. and foreign issued patents and pending patent applications including composition-of-matter and use patents and patent applications.

REVLIMID(R) (LENALIDOMIDE): is a small molecule, orally-available immunomodulatory drug being investigated in clinical trials as a potential treatment for myelodysplastic syndromes (MDS) and multiple myeloma, malignant blood disorders that affect approximately 300,000 and 200,000 people worldwide, respectively. It is currently being studied in a number of clinical trials, the most advanced of which are Phase III trials - in the United States (MM-009) and in Europe (MM-010) - for previously treated multiple myeloma patients. On March 7, 2005, we announced that based on a review of the data by the Independent Data Monitoring Committee, the trials were being unblinded due to the meeting of pre-specified stopping rules for meeting efficacy targets.

Approximately 30 clinical trials are currently evaluating REVLIMID(R) in the treatment of a broad range of conditions, including multiple myeloma, the blood cell disorders known as myelodysplastic syndromes, or MDS, and solid tumor cancers. Preliminary clinical data from several of these trials have been announced with additional data to be presented at major medical meetings in 2005.

REVLIMID(R) has been granted fast track designation in both multiple myeloma and MDS by the FDA. It has also received orphan drug status both in the United States and Europe which provides potential regulatory and financial benefits to products receiving regulatory approval with this designation. On the basis of the Phase II study (MDS-003), we plan to file a New Drug Application with the FDA for the 5q deletion MDS indication in the first quarter of 2005.

In addition to our pivotal Phase III and accelerated Phase II REVLIMID(R) trials, the Southwest Oncology Group, the Eastern Cooperative Oncology Group, and the Cancer and Leukemia Group B, three of the largest adult cancer clinical trial organizations in the world, selected REVLIMID(R) for large clinical studies in randomized controlled Phase III trials designed to evaluate the safety and efficacy of REVLIMID(R) in multiple myeloma patients.

At the 2004 American Society of Hematology meeting, new data evaluating REVLIMID(R) as a potential therapeutic approach for the treatment of patients with multiple myeloma and MDS was presented. Encouraging preliminary reports were presented in various stages of multiple myeloma and MDS. Additional data is expected to be presented at medical meetings throughout 2005.

ACTIMID(TM): is one of the most potent Immunomodulatory drugs that we are developing. Currently, ACTIMID is in Phase II trials to determine its potential safety and efficacy as a treatment for multiple myeloma and prostate cancer. ACTIMID and REVLIMID(R) have different activity profiles which may lead to their evaluation in different diseases or stages of disease.

CC-11006: is a molecule we have identified as a potential treatment for chronic inflammatory diseases, many of which are not well served today. CC-11006 entered Phase I human clinical trials in 2004. Following the completion of Phase I trials, we will review our development options.

PDE4/TNF(ALPHA) INHIBITORS: Our Phosphodiesterase 4, or PDE4/TNF(alpha), inhibitors provide a potentially novel small molecule approach to treating chronic inflammatory diseases. Our lead PDE-4 compound is CC-10004. During 2004, CC-10004 entered Phase II clinical trials in exercise-induced asthma and psoriasis after successfully completing Phase I testing in healthy human volunteers. This compound is well tolerated with good bioavailability and pharmacokinetics in humans. Data from these Phase II trials is expected in late 2005.

BENZOPYRANS: CC-8490, our lead compound in this category, is in Phase I clinical trials for glioblastoma, a form of brain cancer, with investigators at the National Cancer Institute. In Phase I trials in healthy human volunteers, CC-8490 has been shown to be well-tolerated. Animal studies have demonstrated that the compound could have an important effect on solid tumors such as non-small cell lung cancer and colon cancer.

KINASE INHIBITORS: We have multiple target and drug discovery projects underway this year in the field of kinase inhibition. Our kinase inhibitor platform includes inhibitors of the c-Jun N-terminal kinase pathway, or JNK. This pathway has been associated with the regulation of a number of important disease indications. CC-401, our lead JNK inhibitor, successfully completed a Phase I trial in healthy volunteers. We plan to initiate a Phase II Acute Mylegeneous Leukemia, or AML, trial later this year.

TUBULIN INHIBITORS: Celgene scientists have discovered a new chemical class of anti-cancer compounds called tubulin inhibitors that stop cancer cells from proliferating by impeding cell division. In preclinical models, our proprietary tubulin inhibitors have demonstrated activity against drug-resistant cancer cells, inhibition of inflammatory cytokines and anti-angiogenic activity.

LIGASE INHIBITORS: We are conducting extensive discovery research in the field of ligases, intracellular mechanisms that control the degradation of selected proteins within cells. Celgene is identifying drug targets and compounds that regulate ligase pathways with the goal of controlling cellular proliferation and survival. Such compounds would have the potential to be an important new class of anti-cancer and anti-inflammatory therapeutics.

STEM CELLS: Stem cell based therapies offer the potential to provide disease-modifying outcomes for serious diseases which today lack adequate therapy. We are researching the potential of cells and tissues derived from the placenta and umbilical cord blood in a number of potential indications. In December 2004, Celgene filed an investigational new drug application (IND) with the FDA for our initial stem cell trial in sickle cell anemia. Celgene researchers are also exploring the potential of our small molecule compounds to lead to selective differentiation and expansion of pluripotent stem cells.

CELGENE PRODUCT OVERVIEW

Our products and our primary product candidates are targeted to address a variety of key medical needs. These products and product candidates and our development and/or marketing partners, if any, are described in the following table:

----------------------------------------------------------------------------------------------------------------------
         PRODUCT/                      DISEASE
    PRODUCT CANDIDATES               INDICATION                   COLLABORATOR                       STATUS
----------------------------------------------------------------------------------------------------------------------
THALOMID(R)                 ENL                                                         Marketed.
                            Multiple Myeloma                                            Phase III trials ongoing.
                            MDS                                                         Phase III trial ended.
                            Prostate Cancer                                             Phase II trials ongoing.
                            Inflammatory Diseases                                       Phase II trials ongoing.

ALKERAN(R)                  Multiple Myeloma & Ovarian
                            Cancer                         GlaxoSmithKline              Marketed.

RITALIN(R) FAMILY OF DRUGS:
   FOCALIN(R)               ADHD                           Novartis                     Marketed.
                            Cancer Fatigue                                              Phase II trial completed.
   FOCALIN(R) XR            ADHD                           Novartis                     NDA filed.
   RITALIN(R) LA            ADHD                           Novartis                     Marketed.

IMIDS:
   REVLIMID(R)              Multiple Myeloma                                            Phase II and Pivotal Phase III
                                                                                        SPA trials ongoing.
                            Multiple Myeloma               Various Cooperative          Major Phase III trials ongoing
                                                           Oncology Groups              and initiating.
                            Myelodysplastic Syndromes                                   Accelerated Phase II trials
                                                                                        ongoing.  Phase III studies
                                                                                        initiating.
                            Myelodysplastic Syndromes                                   Accelerated Phase II trials
                            with 5Q deletion                                            ongoing.  Phase III studies
                                                                                        initiating.
                            Solid Tumor Cancers and                                     Phase I/II trials ongoing and
                            Additional Hematological                                    expanded.  Additional trials
                            Malignancies                                                planned.

----------------------------------------------------------------------------------------------------------------------
         PRODUCT/                      DISEASE
    PRODUCT CANDIDATES               INDICATION                   COLLABORATOR                       STATUS
----------------------------------------------------------------------------------------------------------------------
   ACTIMID                  Multiple Myeloma                                            Phase I/II trial completed.
                            Prostate Cancer                                             Phase II trial ongoing.
   CC-11006                 Inflammatory                                                Phase I studies ongoing.
   CC11050                  Inflammatory Diseases                                       Preclinical studies ongoing.

PDE4 AND TNF(ALPHA)
INHIBITORS:
   CC-10004                 Asthma                                                      Phase II trial ongoing.
                            Psoriasis                                                   Phase II trial ongoing.
   CC-10015                 Inflammatory Diseases                                       Preclinical studies ongoing.

BENZOPYRANS:
   CC-8490                  Cancer                         National Cancer Institute    Phase I/II trial ongoing.
                                                           ("NCI")
   CC-227113                Cancer                                                      Preclinical studies ongoing.

KINASE INHIBITORS:
   CC-401                   Cancer/Inflammatory                                         Phase I trials completed.
                            Diseases                                                    Additional trials planned.
   JNK CC0389359            Ischemia/Reperfusion Injury                                 Preclinical studies ongoing.

TUBULIN INHIBITORS:
   CC-5079                  Cancer                                                      Preclinical studies ongoing.

LIGASES INHIBITORS:         Cancer                                                      Preclinical studies ongoing.

STEM CELLS AND
TISSUE PRODUCTS:

LIFEBANK(TM) USA            Private Stem Cell Banking                                   Marketed.
BIOVANCE(TM)                Wound Covering                                              Marketed.
AMBIODRY(TM)                Ophthalmology                  Okto Ophtho Inc.             Marketed.
Cord Blood Cells            Sickle Cell Anemia                                          Phase I IND filed.
----------------------------------------------------------------------------------------------------------------------

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

We own or have exclusively licensed more than 128 U.S. patents and have over 157 additional U.S. patent applications pending. Our U.S. patents include patents for a method of delivering a teratogenic drug to a patient while preventing fetal exposure as well as patents for delivering drugs to patients while restricting access to the drug to those for whom the drug is contra-indicated. We also have patent applications pending which are directed to these inventions, and are seeking worldwide protection. While we have a policy to seek worldwide patent protection for our inventions, we have foreign patent rights corresponding to most but not all of our U.S. patents. Although THALOMID(R) is approved for use associated with ENL, we do not have patent protection relating to the use of THALOMID(R) to treat ENL.

Our research at Celgene Research and Development in San Diego has led us to seek patent protection for molecular targets and drug discovery technologies, as well as therapeutic and diagnostic products and processes. More specifically, proprietary technology has been developed for use in molecular target discovery, the identification of regulatory pathways in cells, assay design and the discovery and development of pharmaceutical product candidates. As of December 2004, and included in those inventions described above, our San Diego subsidiary owned, in whole or in part, over 32 issued U.S. patents and had approximately 47 U.S. patent applications pending. An increasing percentage of our San Diego subsidiary's recent patent applications have been related to potential product candidates or compounds. They also hold licenses to U.S. patents and pending U.S. patent applications, some of which are licensed exclusively or sub-licensed to third parties in connection with sponsored or collaborative research relationships.

CCT, our cellular therapeutics subsidiary, seeks patent protection for the collection, processing and uses of mammalian placental tissue and placental stem cells, and biomaterials recovered from the placenta. As of December 2004, CCT owned, in whole or in part, more than 16 pending U.S. patent applications, and holds licenses to certain U.S. patents and pending applications, including those related to cord blood collection and storage.

In August 2001, we entered into an agreement, termed the New Thalidomide Agreement, with EntreMed, Inc., Children's Medical Center Corporation and Bioventure Investments, KFT relating to patents and patent applications owned by CMCC, which agreement superceded several agreements already in place between CMCC, EntreMed and us. Pursuant to the New Thalidomide Agreement, CMCC directly granted to us an exclusive worldwide, royalty-bearing license under the relevant patents and patent applications relating to thalidomide. Several U.S. patents have already issued to CMCC in this patent family and certain of these patents expire in 2014. Corresponding foreign patent applications and additional U.S. patent applications are still pending.

In addition to the New Thalidomide Agreement, we entered into an agreement with CMCC and EntreMed in December 2002, pursuant to which we have been granted an exclusive worldwide, royalty-bearing license to certain CMCC patents and patent applications relating to thalidomide analogs, or the New Analog Agreement. The New Analog Agreement was executed in connection with the settlement of certain pending litigation between and among us, EntreMed and the U.S. Patent and Trademark Office relating to the allowance of certain CMCC patent applications covering thalidomide analogs. These patent applications had been licensed exclusively to EntreMed in the field of thalidomide analogs. In conjunction with the settlement of these suits, we acquired equity securities in EntreMed, and EntreMed terminated its license agreements with CMCC relating to thalidomide analogs. In turn, under the New Analog Agreement, CMCC exclusively licensed to Celgene these patents and patent applications, which relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and stereoisomers thereof.

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

Under an agreement with The Rockefeller University, pursuant to which we have made a lump sum payment and issued stock options to The Rockefeller University and the inventors, we have obtained certain exclusive rights and licenses to manufacture, have manufactured, use, offer for sale and sell products that are based on compounds which were identified in research carried out by The Rockefeller University and us that have activity associated with TNF(alpha). In particular, The Rockefeller University identified a method of using thalidomide and certain thalidomide-like compounds to treat certain symptoms associated with abnormal concentrations of TNF(alpha), including those manifested in septic shock, cachexia and HIV infection. In 1995, The Rockefeller University was issued a U.S. patent which claims such methods. This U.S. patent expires in 2012 and is included in the patent rights exclusively licensed to us under the agreement with The Rockefeller University. The Rockefeller University did not seek corresponding patents in any other country.

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties where necessary and conduct our business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented or infringed upon by others.

There can be no assurance that additional patents will issue to us from any of our pending applications or that, if patents issue, such patents will provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of our existing patents will not be dominated by third-party patent rights or provide us with proprietary protection or commercial advantage. Nor can we guarantee that these patents will not be either infringed, invalidated or circumvented by others. Finally, we cannot guarantee that our patents or pending applications will not be involved in, or be defeated as a result of any interference proceedings before the U.S. Patent and Trademark Office.

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

We are aware of U.S. patents that have been issued to third parties claiming subject matter relating to the NF-k(Beta) pathway, which could overlap with technology claimed in some of our owned or licensed NF-k(Beta) patents or patent applications. We believe that one or more interference proceedings may be initiated by the U.S. Patent and Trademark Office to determine priority of invention for this subject matter. While we cannot predict the outcome of any such proceedings, in the event we do not prevail, we believe that we can use alternative methods for our NF-k(Beta) drug discovery program for which we have issued U.S. patents that are not claimed by the subject matter of the third party patents. We are also aware of third-party U.S patents that relate to the use of certain PDE 4 inhibitors to treat inflammation.

We may in the future have to prove that we are not infringing patents or we may be required to obtain licenses to such patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all. Prosecution of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, subject to significant liabilities to such third party and/or be required to license technologies from such third party. Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Competitors may choose to file oppositions to patent applications, which have been deemed allowable by foreign patent examiners. Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. Additionally, for these same reasons, we cannot be sure that patents of a broader scope than ours may be issued and thereby create freedom to operate issues. If this occurs we may need to reevaluate pursuing such technology, which is dominated by others' patent rights, or alternatively, seek a license to practice our own invention, whether or not patented.

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

GOVERNMENTAL REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Most, if not all, of our therapeutic products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal and in some cases state statutes and regulations also govern or impact upon the manufacturing, testing for safety and effectiveness, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by us, our suppliers of manufactured drug product, collaborators or licensees to obtain or maintain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit sharing payments.

The activities required before a pharmaceutical may be marketed in the United States begin with preclinical testing not involving human subjects. Preclinical tests include laboratory evaluation of a product candidate's chemistry and its biological activities and the conduct of animal studies to assess the potential safety and efficacy of a product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an IND, which must be reviewed by the FDA primarily for safety considerations before proposed clinical trials in humans can begin.

Typically, clinical trials involve a three-phase process. In Phase I, clinical trials are generally conducted with a small number of individuals, usually healthy human volunteers, to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. If the Phase I trials are satisfactory, Phase II clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes and expanded evidence of safety. In Phase III, large-scale, multi-center, adequately powered and typically placebo-controlled comparative clinical trials are conducted with patients in an effort to provide enough data for the statistical proof of efficacy and safety required by the FDA and others for marketing approval. In some limited circumstances, Phase III clinical trials may be modified to allow the evaluation of safety and efficacy based upon (i) comparisons with approved drugs, (ii) comparison with the historical progression of the disease in untreated patients, or (iii) the use of surrogate markers, together with a commitment for post-approval studies. In some cases, as a condition for New Drug Application, or NDA, approval, further studies (Phase IV) are required to provide additional information concerning the drug. The FDA requires monitoring of all aspects of clinical trials, and reports of all adverse events must be made to the agency, both before and after drug approval. Additionally, we may have limited control over studies conducted with our proprietary compounds if such studies are performed by others, (e.g., cooperative groups and the like).

The results of the preclinical testing and clinical trials are submitted to the FDA as part of an NDA for evaluation to determine if the product is sufficiently safe and effective for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. When an NDA is approved, the developer and marketer of the drug must employ a system for obtaining reports of experience and side effects that are associated with the drug and make appropriate submissions to the FDA.

Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A rare disease or condition is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the drug is not expected to be recovered from sales of the drug in the United States. Upon the approval of the first NDA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA is entitled to exclusive marketing rights in the United States for such drug for that indication for seven years unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. This period of exclusivity is concurrent with any patent exclusivity that relates to the drug. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug's development. Possible amendment of the Orphan Drug Act by the U.S. Congress and possible reinterpretation by the FDA has been discussed by regulators and legislators. FDA regulations reflecting certain definitions, limitations and procedures for orphan drugs initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. Moreover, even if we have an orphan drug designation for a particular use of a drug, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the same indication. If that were to happen, our applications for that indication could not be approved until the competing company's seven-year period of exclusivity expired. Even if we are the first to obtain approval for the orphan drug indication, there are certain circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity. First, particularly in the case of large molecule drugs, a question can be raised whether the competing product is really the "same drug" as that which was approved. In addition, even in cases in which two products appear to be the same drug, the agency may approve the second product based on a showing of clinical superiority compared to the first product.

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

Steps similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, regulatory approval of drug pricing is required in most countries other than the United States. There can be no assurance that the resulting pricing of our drugs would be sufficient to generate an acceptable return to us.

COMPETITION

The pharmaceutical and biotechnology industries in which we compete are each highly competitive. Our competitors include major pharmaceutical and biotechnology companies, many of which have considerably greater financial, scientific, technical and marketing resources than us. We also experience competition in the development of our products and processes from universities and other research institutions and, in some instances, compete with others in acquiring technology from such sources.

Competition in the pharmaceutical industry, and specifically in the oncology and immune-inflammatory areas being addressed by us, is particularly intense. Numerous pharmaceutical and biotechnology companies have extensive anti-cancer and anti-inflammatory drug discovery, development and commercial resources. Bristol-Myers Squibb Co., Amgen Inc., Genentech, Inc., Sanofi-Aventis SA., Novartis AG, AstraZeneca PLC., Eli Lilly and Company, F. Hoffmann-LaRoche Ltd, Pharmion Corp., Millennium Pharmaceuticals, Inc., SuperGen, Inc., Cell Therapeutics, Inc., Vertex Pharmaceuticals Inc., Biogen Idec Inc., Merck and Co., Inc. and Pfizer Inc. are among some of the companies researching and developing new compounds in the oncology and immunology fields.

The pharmaceutical and biotechnology industries have undergone, and are expected to continue to undergo, rapid and significant technological change. Also, consolidation and competition are expected to intensify as technical advances in each field are achieved and become more widely known. In order to compete effectively, we will be required to continually upgrade and expand our scientific expertise and technology, identify and retain capable personnel and pursue scientifically feasible and commercially viable opportunities.

Our competition will be determined in part by the indications and geographic markets for which our products are developed and ultimately approved by regulatory authorities. An important factor in competition will be the timing of market introduction of our or our competitors' products. Accordingly, the relative speed with which we can develop products, complete clinical trials and approval processes and supply commercial quantities of products to the market are expected to be important competitive factors. Competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price, third-party reimbursement and patent and non-patent exclusivity.

SIGNIFICANT ALLIANCES

From time to time we enter into collaborative research and/or license agreements with other pharmaceutical and biotechnology companies by which, in exchange for the rights to certain compounds, the partnering company will provide funding in the form of upfront payments, milestone payments or direct research funding, and may also purchase product and pay royalties on product sales. The following are our most significant collaborations.

NOVARTIS PHARMA AG: We entered into an agreement with Novartis in April 2000 in which we granted to Novartis an exclusive license (excluding Canada) for the development and marketing of FOCALIN(R) (d-

MPH). We received a $10.0 million upfront payment in July 2000, a $5.0 million milestone payment upon the acceptance of the NDA filing by the FDA in December 2000, a $12.5 million milestone payment upon approval by the FDA to market FOCALIN(R) in November 2001 and a $7.5 million milestone payment in 2004 for filing an NDA for FOCALIN(R) XR. We are currently selling FOCALIN(R) to Novartis as well as receiving royalties on all of Novartis' RITALIN(R) family of ADHD-related products. The research portion of the agreement ended in June 2003. We may receive an additional milestone payment in 2005 for U.S. regulatory approval of FOCALIN(R) XR.

PHARMION: In November 2001, we entered into an agreement with Pharmion Corporation and Pharmion GmbH ("Pharmion") pursuant to which we granted an exclusive license to Pharmion for the use of our intellectual property covering thalidomide. In addition, we entered into a second agreement with Pharmion, pursuant to which we granted to Pharmion an exclusive license to use S.T.E.P.S.(R) in all countries other than North America, Japan, China, Taiwan and Korea in exchange for licensing payments and, upon regulatory approvals, royalties based on commercial sales. The thalidomide license agreement terminates upon the tenth anniversary following regulatory approval in the United Kingdom. Pursuant to the S.T.E.P.S.(R) license agreement, we are entitled to receive $0.3 million on a quarterly basis beginning in January 2002, until initial regulatory approval in the United Kingdom is received. In April 2003, we entered into a collaborative clinical trials development agreement whereby Pharmion agreed to provide to us an aggregate of $8.0 million in funding for further clinical development of THALOMID(R) through December 2005. We received three installments totaling $3.0 million in 2003 and four installments totaling $3.0 million in 2004.

In April 2003, we entered into a Securities Purchase Agreement with Pharmion to acquire, for a total purchase price of $12 million (i) $12.0 million principal amount of 6.0% Senior Convertible Promissory Note due 2008 (the "Note") and (ii) a five-year warrant to purchase up to 363,636 shares of common stock of Pharmion, each convertible into shares of common stock of Pharmion at a purchase price of $11.00 per share, which was subsequently adjusted for Pharmion's one-for-four reverse stock split. The Note was automatically convertible into common stock under certain conditions. In March 2004, we converted the Note (with accrued interest of approximately $0.7 million) into 1,150,511 shares of Pharmion common stock. In addition, in September 2004, we exercised certain warrants that we had received in connection with both the November 2001 thalidomide license and the Securities Purchase Agreement for an aggregate of 789,089 shares of common stock of Pharmion. At December 31, 2004 we held 1,939,600 shares of Pharmion common stock.

In December 2004, following our acquisition of Penn T Limited, we expanded our THALOMID(R) development and commercialization collaboration with Pharmion. Pursuant to an amended thalidomide supply agreement with Pharmion, we received a one-time payment of $77.0 million in exchange for a substantial reduction in Pharmion's purchase price of thalidomide. In addition, Pharmion has agreed to fund us an aggregate of $10.0 million (including amounts remaining under the initial 2003 clinical trials agreement) from January 2005 to December 2007 to extend the two companies' April 2003 thalidomide development collaboration. We also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in three additional Asian territories (Hong Kong, Korea and Taiwan) and eliminating certain of our license termination rights.

MANUFACTURING

The bulk active pharmaceutical ingredient, or API, for THALOMID(R) is manufactured by ChemSyn Laboratories, a Division of Eagle-Picher Technologies, L.L.C., which operates a FDA cGMP-approved facility. (cGMP, or current Good Manufacturing Practices, are regulations established by the FDA that govern the manufacturing, processing, packaging, storing and testing of drugs intended for human use). The bulk drug substance is shipped to Celgene UK Manufacturing II Ltd., which contracts with Penn

Pharmaceuticals Services Limited of Great Britain to formulate and encapsulate THALOMID(R) for us in an FDA cGMP-approved facility. In October 2003, we signed an agreement with Institute of Drug Technology Australia Limited, or IDT, for the second-source manufacture of finished dosage form of THALOMID(R) capsules. The agreement is scheduled to commence with the FDA's approval of IDT's facility. The agreement provides us with additional capacity and reduces our dependency on one manufacturer for the formulation and encapsulation of THALOMID(R). In certain instances, we may be required to make substantial capital expenditures to access additional manufacturing capacity.

The bulk API for REVLIMID(R) is manufactured by Evotec OAI, Ltd. under a supply agreement entered into in August 2004. We contracted with Penn Pharmaceuticals Services Ltd. in September 2004 for the formulation and encapsulation of REVLIMID(R) in different dosage forms. We also entered into a contract manufacturing agreement with OSG Norwich Pharmaceuticals, Inc. in April 2004 as a second source for the formulation, encapsulation and packaging of REVLIMID(R) in different dosage forms. We plan to construct and operate our own manufacturing facility to produce and supply REVLIMID(R) for commercial sale in the United States, Europe and potentially in other geographic markets.

The bulk API for FOCALIN(R) and FOCALIN(R) XR is manufactured and supplied by Johnson Matthey Inc. A Supply Agreement was executed in March 2003 with a second supplier, Siegfried USA Inc. The product is manufactured into finished dosage forms of different strengths and packaged as FOCALIN(R) tablets by Mikart, Inc. for distribution.

INTERNATIONAL EXPANSION

In November 2001, we signed agreements with Pharmion Corporation and Penn Pharmaceuticals Services Limited to expand the THALOMID(R) franchise in all countries outside North America, Japan, China, Taiwan and Korea. The strategic partnership combined Penn's FDA-compliant manufacturing capability, Pharmion's global development and marketing expertise and our intellectual property. The alliance was designed to accelerate the establishment of THALOMID(R) as an important therapy in the international markets. To date, Pharmion has received regulatory approval in Australia, New Zealand, Turkey and Israel to market and distribute Thalidomide for the treatment of multiple myeloma after the failure of standard therapies, as well as for the treatment of complications of leprosy. In October 2004, we acquired Penn T Limited, a worldwide supplier of THALOMID(R). Through manufacturing contracts purchased in this acquisition, we are able to control manufacturing for THALOMID(R) worldwide and we also increased our participation in the potential sales growth of THALOMID(R) in key international markets. In December 2004, we amended several agreements with Pharmion including a collaborative R&D agreement and a manufacturing supply agreement, as well as the License agreement signed in November 2001, which added to the territories licensed in that agreement. In December 2003, we established a legal entity in Switzerland where we are developing a facility to perform formulation, encapsulation, packaging, warehousing and distribution of future products.

SALES AND COMMERCIALIZATION

We have a 197-person U.S. pharmaceutical commercial organization. These individuals have considerable experience in the pharmaceutical industry, and many have experience with oncological and immunological products. We expect to expand our sales and commercialization group to support products we develop to treat oncological and immunological diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For drugs with indications involving larger patient populations, we may partner with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales and marketing resources as appropriate to take advantage of product in-licensing and product acquisition opportunities.

EMPLOYEES

As of March 1, 2005, we had 766 full-time employees, 432 of who were engaged primarily in research and development activities, 204 (including CCT) who were engaged in sales and commercialization activities and the remainder of who were engaged in executive and general and administrative activities. We also maintain consulting arrangements with a number of researchers at various universities and other research institutions in Europe and the United States.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this annual report are forward-looking statements concerning our business, financial condition, results of operations, economic performance and financial condition. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and within the meaning of Section 21E of the Securities Exchange Act of 1934 are included, for example, in the discussions about:

o     our strategy;

o     new product discovery, development or product introduction;

o     product manufacturing

o     product sales, royalties and contract revenues;

o     expenses and net income;

o     our credit risk management;

o     our liquidity;

o     our asset/liability risk management; and

o     our operational and legal risks.

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

RISK FACTORS

WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT.

Until 2003, we had sustained losses in each year since our incorporation in 1986. For the years ended December 31, 2004 and December 31, 2003, we posted net income of $52.8 million and $25.7 million, respectively. In addition, we had an accumulated deficit of $234.4 million at December 31, 2004. We expect to make substantial expenditures to further develop and commercialize our products. We also expect that our rate of spending will accelerate as the result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of products now in development.

IF WE ARE UNSUCCESSFUL IN DEVELOPING AND COMMERCIALIZING OUR PRODUCTS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED WHICH COULD IMPACT NEGATIVELY ON THE VALUE OF OUR COMMON STOCK.

Many of our products and processes are in the early or mid-stages of research and development and will require the commitment of substantial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. With the exception of FOCALIN(R), ALKERAN(R), THALOMID(R), AMBIODRY(TM) and BIOVANCE(TM), all of our other products will require further development, clinical testing and regulatory approvals before initial commercial marketing in the United States and internationally. If it becomes too expensive to sustain our present commitment of resources on a long-term basis, we will be unable to continue our necessary research and development activities. Furthermore, we cannot be certain that our clinical testing will render satisfactory results, or that we will receive required regulatory approval for our products. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition and results of operations could be materially adversely affected which could impact negatively on the value of our common stock.

DURING THE NEXT SEVERAL YEARS, WE WILL BE VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF THALOMID(R), ALKERAN(R), FOCALIN(R), AND THE ENTIRE RITALIN(R) PRODUCT LINE.

At our present level of operations, we may not be able to maintain profitability if physicians prescribe THALOMID(R) only for patients who are diagnosed with ENL. ENL, a complication of leprosy, is a chronic bacterial disease. Under current FDA regulations, we are precluded from promoting THALOMID(R) outside this approved use. The market for the use of THALOMID(R) in patients suffering from ENL is relatively small. We have conducted clinical studies designed to show that THALOMID(R) is active when used to treat disorders other than ENL, such as multiple myeloma, but we do not know whether we will succeed in receiving regulatory approval to market THALOMID(R) for such indications. FDA regulations place restrictions on our ability to communicate the results of additional clinical studies to patients and physicians without first obtaining approval from the FDA to expand the authorized uses for this product. In addition, if adverse experiences are reported in connection with the use of THALOMID(R) by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of THALOMID(R) in the ENL market. We are dependent upon royalties from Novartis Pharma AG's entire RITALIN(R) product line, including FOCALIN(R), although we cannot directly impact their ability to successfully commercialize these products. We have annual minimum purchase requirements relating to ALKERAN(R) through March 31, 2006, which we license from GlaxoSmithKline. Additionally, our revenues would be negatively impacted if generic versions of any of these products were to be approved and launched.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN SUFFICIENT INSURANCE ON COMMERCIALLY REASONABLE TERMS OR WITH ADEQUATE COVERAGE.

We may be subject to a variety of types of product liability or other claims based on allegations that the use of our technology or products has resulted in adverse effects, whether by participants in our clinical trials, by patients using our products or by other persons exposed to our products. Thalidomide, when used by pregnant women, has resulted in serious birth defects. Therefore, necessary and strict precautions must be taken by physicians prescribing the drug to women with childbearing potential. These precautions may not be observed in all cases or, if observed, may not be effective. Use of thalidomide has also been associated, in a limited number of cases, with other side effects, including nerve damage. Although we have product liability insurance that we believe is appropriate, we may be unable to maintain existing coverage or obtain additional coverage on commercially reasonable terms if required, or our coverage may be inadequate to protect us in the event of a multitude of claims being asserted against us. Our obligation to defend against or pay any product liability or other claim may be expensive and divert the efforts of our management and technical personnel.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, DEMAND FOR OUR PRODUCTS WILL DETERIORATE OR NOT MATERIALIZE AT ALL.

It is necessary that our, and our distribution partner's products, including THALOMID(R), ALKERAN(R) and FOCALIN(R), achieve market acceptance. A number of factors can render the degree of market acceptance of our products uncertain, including the products' efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payors, such as government and private insurance plans. In particular, thalidomide, when used by pregnant women, has resulted in serious birth defects, and the negative history associated with thalidomide and birth defects may decrease the market acceptance of THALOMID(R). In addition, the products that we are attempting to develop through our Celgene Cellular Therapeutics subsidiary may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies which are now, or may be in the future, manufactured and marketed by major pharmaceutical and biopharmaceutical companies. Furthermore, public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community. If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.

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

o     reimbursement from third party payors for our products;

o the timing of the introduction and market acceptance of new products by us or competing companies;

o the timing and recognition of certain research and development milestones and license fees; and

o     our ability to control our costs.

WE HAVE NO U.S. COMMERCIAL MANUFACTURING FACILITIES AND WE ARE DEPENDENT ON ONE SUPPLIER FOR THE RAW MATERIAL OF THALOMID(R) AND ARE DEPENDENT ON TWO SUPPLIERS FOR THE RAW MATERIAL AND ONE MANUFACTURER FOR THE TABLETING AND PACKAGING OF FOCALIN(R).

We currently have no U.S. facilities for manufacturing any products on a commercial scale. The bulk drug material for THALOMID(R) is manufactured by ChemSyn Laboratories, a Division of Eagle-Picher Technologies, L.L.C. We currently obtain all of our bulk active pharmaceutical ingredient for FOCALIN(R) from two suppliers, Johnson Matthey Inc. and Seigfried USA, Inc., and we rely on a single manufacturer, Mikart, Inc., for the packaging and tableting of FOCALIN(R).

On October 21, 2004, we acquired all of the outstanding shares of Penn T Limited, the UK-based manufacturer of THALOMID(R), which subsequently became known as Celgene UK Manufacturing II, Limited (or CUK II). In connection with the acquisition, we and CUK II entered into a Technical Services Agreement with Penn Pharmaceuticals Services Limited (PPSL), pursuant to which PPSL provides the services and facilities necessary for the manufacture of our requirements of THALOMID(R) and other thalidomide formulations. In addition, we have signed an agreement with the Institute of Drug Technology Australia Limited ( IDT) for the manufacture of finished dosage form of THALOMID capsules. The agreement is scheduled to commence with the FDA's approval of IDT's facility, which we anticipate to occur in the second half of 2005.

Presently, we are actively seeking alternative sources to each of Mikart and PPSL, including our arrangements with IDT. The FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's cGMP regulations and guidelines. If the operations of either Mikart or PPSL were to become unavailable for any reason (and/or if the FDA's approval of IDT's facility was either delayed or denied for any reason), any required FDA review and approval of the operations of an alternative could cause a delay in the manufacture of THALOMID(R) or FOCALIN(R). In addition, although we have now acquired the THALOMID(R) manufacturing operations of CUK II, we intend to continue to utilize outside manufacturers if and when needed to produce certain of our other products on a commercial scale. If our outside manufacturers do not meet our requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue supplying such products could substantially decline, to the extent we depend on these outside manufacturers.

WE HAVE LIMITED MARKETING AND DISTRIBUTION CAPABILITIES.

Although we have a 197-person U.S. pharmaceutical commercial organization to support our products, we may be required to seek one or more corporate partners to provide marketing services with respect to our other products. Any delay in developing these resources could substantially delay or curtail the marketing of these products. We have contracted with Ivers Lee Corporation, d/b/a Sharp, a specialty distributor, to distribute THALOMID(R). If Sharp does not perform its obligations, our ability to distribute THALOMID(R) may be severely restricted.

WE ARE DEPENDENT ON COLLABORATIONS AND LICENSES WITH THIRD PARTIES.

Our ability to fully commercialize our products, if developed, may depend to some extent upon our entering into joint ventures or other arrangements with established pharmaceutical and biopharmaceutical companies with the requisite experience and financial and other resources to obtain regulatory approvals and to manufacture and market such products. Our collaborations and licenses include an exclusive license (excluding Canada) to Novartis for the development and commercialization of FOCALIN(R) ("d-MPH"); an agreement with Biovail Corporation International, wherein we granted to Biovail exclusive Canadian marketing rights for d-MPH; and an agreement with Pharmion Corporation to expand the THALOMID(R) franchise internationally; and an agreement with GlaxoSmithKline to distribute, promote and sell ALKERAN(R). Our present and future arrangements may be jeopardized if any or all of the following occur:

o we are not able to enter into additional joint ventures or other arrangements on acceptable terms, if at all;

o our joint ventures or other arrangements do not result in a compatible working relationship;

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

THE PHARMACEUTICAL INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION, WHICH PRESENTS NUMEROUS RISKS TO US.

The preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. If we or our contractors and collaborators are delayed in receiving, or are unable to obtain at all, necessary governmental approvals, we will be unable to effectively market our products.

The testing, marketing and manufacturing of our products require regulatory approval, including approval from the FDA and, in some cases, from the U.S. Environmental Protection Agency or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. Certain of our pharmaceutical products, such as FOCALIN(R), fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency, or DEA, of the U.S. Department of Justice in order to handle and distribute these products. The regulatory approval process presents several risks to us:

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

o The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and may impose significant limitations in the nature of warnings, precautions and contraindications that could materially affect the sales and profitability of the drug;

o Approved drugs, as well as their manufacturers, are subject to continuing and ongoing review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market;

o Regulatory authorities and agencies may promulgate additional regulations restricting the sale of our existing and proposed products;

o Once a product receives marketing approval, the FDA may not permit us to market that product for broader or different applications, or may not grant us approval with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing approvals in a significant manner or promulgate additional regulations restricting the sale of our present or proposed products;

o Our labeling and promotional activities relating to our products are regulated by the FDA and state regulatory agencies and, in some circumstances, by the DEA, and are subject to associated risks. If we fail to comply with FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, the FDA, or the Office of the Inspector General of the Department of Health and Human Services or the state Attorneys General could bring an enforcement action against us that could inhibit our marketing capabilities as well as result in significant penalties.

FDA's Center for Biologics Evaluation and Research currently regulates under 21 CFR Parts 1270 and 1271 human tissue intended for transplantation that is recovered, processed, stored or distributed by methods that do not change tissue function or characteristics and that is not currently regulated as a human drug, biological product or medical device. Certain stem cell activities fall within this category. Part 1270 requires tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease and to maintain records. It also provides for inspection by FDA of tissue establishments. Part 1271 requires human cells, tissue and cellular and tissue-based product establishments (HCT/Ps) to register with the agency and list their HCT/Ps.

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

Under the current U.S. patent laws, patent applications in the United States are maintained in secrecy from six to eighteen months, and publications of discoveries in the scientific and patent literature often lag behind actual discoveries. Thus, we may discover sometime in the future, that we, or the third parties from whom we have licensed patents or patent applications, were not the first to make the inventions covered by the patents and patent applications in which we have rights, or that such patents and patent applications were not the first to be filed on such inventions. In the event that a third party has also filed a patent application for any of the inventions claimed in our patents or patent applications, or those we have licensed-in, we could become involved in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention. Such an interference could result in the loss of an issued U.S. patent or loss of any opportunity to secure U.S. patent protection for that invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

In addition, the coverage sought in a patent application may not be obtained or may be significantly reduced before the patent is issued. Consequently, if our pending applications, or a pending application that we have licensed-in from third parties, do not result in the issuance of patents or if any patents that are issued do not provide significant proprietary protection or commercial advantage, our ability to sustain the necessary level of intellectual property rights upon which our success depends may be restricted.

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

Moreover, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensor, in a given country, of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in other countries may be limited.

On January 15, 2004, an opposition proceeding was brought by Celltech R&D Ltd. against granted European Patent 0728143 which we have licensed from the University of California relating to JNK 1 and JNK 2 polypeptides. This proceeding is directed to only the claims for JNK 2 and not JNK 1. We intend to respond to this proceeding. A decision on the merits is not expected until sometime in 2005 at the earliest.

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

We rely upon trademarks and service marks to protect our rights to the intellectual property used in our business. On October 29, 2003, we filed a lawsuit against Centocor, Inc. to prevent Centocor's use of the term "I.M.I.D.s" in connection with Centocor's products, which use, we believe, is likely to cause confusion with our IMiDs mark for compounds being developed by us to treat cancer and inflammatory diseases. If we are not successful in this suit, it may be necessary for us to adopt a different trademark for that class of compounds and thereby lose the value we believe we have built in the IMiDs mark.

On August 19, 2004 we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA (Abbreviated New Drug Application) for d-methylphenidate immediate release (FOCALIN(R)). The notification letters contend that United States Patent Nos. 5,908,850, or 850 patent, and 6,355,656, or 656 patent, were invalid. The 656 patent is currently the subject of reexamination proceedings in the United States Patent and Trademark Office. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or 530 patent, in the Orange Book in association with the FOCALIN(R) NDA. The 530 patent is currently not part of the Celgene v. Teva case. This case does not relate to RITALIN(R) LA or any other long acting formulation. Discovery is at the earliest stage. If successful, Teva will be permitted to sell a generic version of FOCALIN(R) immediate release.

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

In addition, our right to practice the inventions claimed in some patents that relate to THALOMID(R) arises under licenses granted to us by others, including The Rockefeller University and Children's Medical Center Corporation, or CMCC. In addition to these patents, which relate to thalidomide, we have also licensed from CMCC certain patents relating to thalidomide analogs. In December 2002, we entered into an exclusive license agreement with CMCC and EntreMed Inc. pursuant to which CMCC exclusively licensed to us certain patents and patent applications that relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and all stereoisomers thereof. Our license under the December 2002 agreement is worldwide and royalty-bearing, and we have complete control over the prosecution of the licensed thalidomide analog patent rights. The December 2002 agreement also grants us an option to inventions in the field of thalidomide analogs that may be developed at CMCC in the laboratory of Dr. Robert D'Amato, pursuant to the terms and conditions of a separate Sponsored Research Agreement negotiated between CMCC and us.

Further, while we believe these confidentiality and license agreements to be valid and enforceable, our rights under these agreements may not continue or disputes concerning these agreements may arise. If any of the foregoing should occur, we may be unable to rely upon our unpatented proprietary and trade secret technology, or we may be unable to use the third-party proprietary technology we have licensed-in, either of which may prevent or hamper us from successfully pursuing our business.

The orphan drug exclusivity for thalidomide expires on July 16, 2005. Generic drug companies can file an abbreviated new drug application, or ANDA to seek approval to market thalidomide in the United States. However, such an ANDA filer will need to challenge the validity or enforceability of our United States patents relating to our S.T.E.P.S.(R) program or to demonstrate that they do not use an infringing risk management program. We cannot predict whether an ANDA challenge to our patents will be made, nor can we predict whether our S.T.E.P.S.(R) patents can be circumscribed or invalidated or otherwise rendered unenforceable.

THE PHARMACEUTICAL INDUSTRY IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID AND SIGNIFICANT TECHNOLOGICAL CHANGE.

The pharmaceutical industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, such as:

o Bristol Myers Squibb Co., which potentially competes in clinical trials with our IMiDs and PDE4 inhibitors;

o Genentech Inc., which potentially competes in clinical trials with our IMiDs and PDE4 inhibitors;

o AstraZeneca p.l.c., which potentially competes in clinical trials with our IMiDs and PDE4 inhibitors;

o ICOS Corporation which potentially competes in clinical trials with our PDE4 inhibitors;

o Millennium Pharmaceuticals, which potentially competes in clinical trials with our IMiDs and PDE4 inhibitors as well as with THALOMID(R);

o Cell Therapeutics Inc., which potentially competes in clinical trials with our IMiDs and THALOMID(R);

o Vertex Pharmaceuticals Inc. and Pfizer which potentially competes in clinical trials with our kinase inhibitors; and

o Biogen IDEC Inc. and Genzyme Corporation both of which are generally developing drugs that address the oncology and immunology markets, although we are not aware of specific competing products.

Many of these companies have considerably greater financial, technical and marketing resources than we. We also experience competition from universities and other research institutions and, in some instances, we compete with others in acquiring technology from these sources. The pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances in the field are made and become more widely known. The development of products or processes by our competitors with significant advantages over those that we are seeking to develop could cause the marketability of our products to stagnate or decline.

SALES OF OUR PRODUCTS ARE DEPENDENT ON THIRD-PARTY REIMBURSEMENT.

Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These health care management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. If these organizations and third-party payors do not consider our products to be cost-effective or competitive with other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO SELL THE COMMON STOCK WHEN YOU WANT OR AT PRICES YOU FIND ATTRACTIVE.

There has been significant volatility in the market prices for publicly traded shares of biopharmaceutical companies, including ours. We expect that the market price of our common stock will continue to fluctuate. After adjusting prices to reflect our two-for-one stock split effected on October 22, 2004, the intra-day price of our common stock fluctuated from a high of $32.58 to a low of $18.74 in 2004. On March 11, 2005 our common stock closed at a price of $32.80. The price of our common stock may not remain at or exceed current levels. The following key factors may have an adverse impact on the market price of our common stock:

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

Future sales of substantial amounts of our common stock could adversely affect the market price of our common stock. As of March 1, 2005, there were outstanding stock options and warrants for 25,186,118 shares of common stock, of which 24,567,768 were currently exercisable at an exercise price range between $0.07 and $35.00, with a weighted average exercise price of $15.00. These amounts include outstanding options and warrants of Anthrogenesis (which is now our Celgene Cellular Therapeutics subsidiary) that we assumed as part of our acquisition of Anthrogenesis on December 31, 2002 and that were converted into outstanding options and warrants of our common stock pursuant to an exchange ratio. In addition, in June 2003, we issued $400.0 million of unsecured convertible notes that are convertible into 16,511,840 shares of our common stock at a conversion price of approximately $24.225 per share. The conversion of some or all of these notes, if it occurs, will dilute the ownership interest of existing stockholders.

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

AVAILABLE INFORMATION

Our current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K are electronically filed with the Securities and Exchange Commission, or SEC, and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (HTTP://WWW.CELGENE.COM) as soon as reasonably practicable after such filing. Such reports will remain available on our website for at least twelve months. The contents of our website are not incorporated by reference into this annual report. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. PROPERTIES

We currently lease an aggregate of 92,100-square feet of laboratory and office space in Warren, New Jersey, under various leases with unaffiliated parties, which have lease terms ending between June 2005 and July 2010 with renewal options ranging from either one or two additional five-year terms. Annual rent for these facilities is approximately $1.0 million. We also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. We also lease an 18,000-square foot laboratory and office facility in North Brunswick, New Jersey under a lease with an unaffiliated party that has a term ending in March 2009 with two five-year renewal options. Annual rent for this facility is approximately $0.5 million.

In November 2004, we purchased approximately 45 acres of land and several buildings located in Summit, New Jersey at a cost of $25.0 million. The purchase of this site enables us to consolidate four New Jersey locations into one corporate headquarters and provide the space needed to accommodate the Company's expected growth. As a result, the Company is currently exploring available options to reduce or eliminate the financial impact of existing lease commitments on redundant facilities.

In December 2001, we entered into a lease to consolidate our San Diego, California operations into one building. The 78,202-square foot laboratory and office facility in San Diego, California was leased from an unaffiliated party and has a term ending in August 2012 with one five-year renewal option. Annual rent for this facility is approximately $1.9 million and is subject to specified annual rental increases. Under the lease, we also are required to reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs.

Upon completion of the acquisition of Anthrogenesis Corp. on December 31, 2002, we assumed two separate leases in the same facility for office and laboratory space in Cedar Knolls, New Jersey and have subsequently entered into one additional lease for additional space in the same facility. The leases are for an aggregate 20,000-square feet with annual rent of approximately $0.2 million. We also are required to reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs. The leases have terms ending between September 2007 and April 2009 with renewal options ranging from either one or two additional five-year terms. In November of 2002, Anthrogenesis entered into a lease for an additional 11,000 square feet of laboratory space in Baton Rouge, Louisiana. The lease has a five-year term with a three-year renewal option. Annual rent for this facility is approximately $0.1 million.

ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low bid prices per share of common stock on the NASDAQ National Market (as adjusted for the two-for-one stock split affected on October 22, 2004):

--------------------------------------------------------------------------------
                                                            HIGH           LOW
                                                           ---------------------
2004
Fourth Quarter                                             $32.58         $25.75
Third Quarter                                               30.09          23.33
Second Quarter                                              30.30          22.50
First Quarter                                               24.46          18.74

2003
Fourth Quarter                                             $24.08         $18.26
Third Quarter                                               24.44          14.26
Second Quarter                                              18.57          12.36
First Quarter                                               13.98          10.08
--------------------------------------------------------------------------------

The last reported sales price per share of common stock on the NASDAQ National Market on March 11, 2005 was $32.80. As of February 24, 2005, there were approximately 40,518 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2004:

--------------------------------------------------------------------------------------------------------------------
                                                                                             NUMBER OF SECURITIES
                                           NUMBER OF SECURITIES                            REMAINING AVAILABLE FOR
                                             TO BE ISSUED UPON       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                                EXERCISE OF          EXERCISE PRICE OF    EQUITY COMPENSATION PLANS,
                                            OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,      EXCLUDING SECURITIES
                                            WARRANTS AND RIGHTS     WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A)
            PLAN CATEGORY                           (A)                     (B)                       (C)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
  security holders                               23,936,754               $15.51                   1,823,735
Equity compensation plans not approved
   by security holders                            1,539,256               $ 8.15                      97,664
                                           -----------------------------------------------------------------
Total                                            25,476,010               $15.07                   1,921,399
====================================================================================================================

The Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan has not been approved by our stockholders. As a result of the acquisition of Anthrogenesis on December 31, 2002, we acquired the Anthrogenesis Qualified Employee Incentive Stock Option Plan, or the Qualified Plan, and the Non-Qualified Recruiting and Retention Stock Option Plan, or the Non-Qualified Plan. No future awards will be granted under the Non-Qualified Plan. The Qualified Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment. The exercise price of any stock option granted under the Qualified Plan may not be less than the fair market value of the common stock on the date of grant. In general, options granted under the Anthrogenesis Qualified Plan vest evenly over a four-year period and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period is subject to certain acceleration provisions if a change in control occurs. No award will be granted under the Qualified Plan on or after December 31, 2008.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statement of Operations for the year ended December 31, 2004 and the Consolidated Balance Sheet data as of December 31, 2004 are derived from our Consolidated Financial Statements which have been audited by KPMG LLP, independent registered public accounting firm, and which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 and the Consolidated Balance Sheets data as of December 31, 2003 and 2002 have been restated to reflect adjustments to the original filings that are discussed further in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to the Consolidated Financial Statements which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and the Consolidated Balance Sheets data as of December 31, 2001 and 2000 are derived from our Consolidated Financial Statements, which have been audited by KPMG LLP and which are not included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results of operations.

---------------------------------------------------------------------------------------------------------------------
                                                                       YEARS ENDED DECEMBER 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                  2004          2003          2002           2001           2000
---------------------------------------------------------------------------------------------------------------------
                                                               As restated   As restated
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Total revenue                                   $ 377,502     $ 271,475     $ 135,746      $ 114,243      $  84,908
  Costs and operating expenses                      334,774       274,124       250,367        139,186        119,217
  Other income (expense), net                        20,443        23,310        23,031         20,807         15,496
  Income tax provision (benefit)                     10,415           718           (98)        (1,232)        (1,810)
                                                  -------------------------------------------------------------------
  Income (loss) from continuing Operations           52,756        24,943       (91,492)        (2,904)       (17,003)
  Discontinued operations:
   Gain on sale of chiral assets                         --           750         1,000            992            719
                                                  -------------------------------------------------------------------
   Net income (loss) applicable to common
   stockholders                                   $  52,756     $  25,693     $ (90,492)     $  (1,912)     $ (16,284)
                                                  ===================================================================
  Income (loss) from continuing operations
   per common share(1):
   Basic                                          $    0.32     $    0.15     $   (0.60)     $   (0.02)     $   (0.13)
   Diluted                                        $    0.31     $    0.14     $   (0.60)     $   (0.02)     $   (0.13)
Discontinued operations per common share(1):
   Basic                                          $      --     $    0.01     $    0.01      $    0.01      $    0.01
   Diluted                                        $      --     $    0.01     $    0.01      $    0.01      $    0.01
  Net income (loss) applicable to common
   stockholders(1):
   Basic                                          $    0.32     $    0.16     $   (0.59)     $   (0.01)     $   (0.12)
   Diluted                                        $    0.31     $    0.15     $   (0.59)     $   (0.01)     $   (0.12)
Weighted average number of shares of common
   stock outstanding (1):
   Basic                                            163,869       161,774       154,674        150,216        133,196
   Diluted                                          172,855       170,796       154,674        150,216        133,196
---------------------------------------------------------------------------------------------------------------------

(1) Amounts have been adjusted for the two-for-one stock split affected in October 2004 and the three-for-one stock split affected in April 2000.

----------------------------------------------------------------------------------------------------------------------
                                                                       YEARS ENDED DECEMBER 31,
IN THOUSANDS                                   2004           2003           2002           2001           2000
----------------------------------------------------------------------------------------------------------------------
                                                              As restated    As restated
CONSOLIDATED BALANCE SHEETS DATA
  Cash and cash equivalents, and marketable
   Securities                                  $   748,537    $   666,967    $   261,182    $   310,041    $   306,162
  Total assets                                   1,107,293        813,026        336,795        353,982        346,726
  Long-term obligations under capital leases
   and equipment notes payable                           4             16             40             46            633
  Convertible notes                                400,000        400,000             --         11,714         11,714
  Accumulated deficit                             (234,410)      (287,166)      (312,859)      (222,367)      (220,455)
  Stockholders' equity                             477,444        331,744        281,814        310,425        295,533
----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a multi-national integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our lead product THALOMID(R) (thalidomide) is currently marketed for the treatment of erythema nodosum leprosum, or ENL. This product is more widely used off-label for treating multiple myeloma and other cancers. Over the past several years, THALOMID(R) net sales have grown rapidly. The sales growth of THALOMID(R) has enabled us to make substantial investments in research and development, which has resulted in a broad portfolio of drug candidates in our product pipeline. These include a pipeline of THALOMID(R) analogs known as IMiDsTM. REVLIMID(R), one of our clinical-stage IMiDs, is now being tested in multiple cancer trials, including ongoing pivotal Phase III Special Protocol Assessment, or SPA, trials in multiple myeloma, or MM, and Phase II trials in myelodysplastic syndromes, or MDS, MDS with 5q deletion chromosomal abnormalities and MM that have the potential to result in FDA approval in late 2005 or early 2006. Given REVLIMID(R)'s safety and efficacy profile, its large sales potential and the cost efficiencies we can achieve from marketing REVLIMID(R) through our established sales force, we anticipate the approval and launch of REVLIMID(R), if it occurs, would result in increased revenue and earnings. We believe that the sales growth of THALOMID(R), the growth potential for REVLIMID(R), the depth of our product pipeline, and our strong balance sheet position, make us competitive within the biopharmaceuticals sector.

RESTATEMENT

Following a review in December 2004 of our accounting treatment for the convertible preferred shares and warrants we received in connection with the December 31, 2002 litigation settlement and related agreements with EntreMed, Inc. and the Children's Medical Center Corporation, or CMCC, where in return for approximately $26.8 million in cash we acquired all related EntreMed thalidomide analog patents, terminated the litigation and received preferred shares convertible into 16,750,000 shares of EntreMed common stock and warrants to purchase 7,000,000 shares of EntreMed common stock, it was determined that an adjustment to our consolidated financial statements was required for the years ended December 31, 2003 and 2002. For more information about the litigation settlement with EntreMed Inc. and related agreements see Note 5 to our consolidated financial statements.

At December 31, 2002, based on what we believed was the appropriate accounting treatment under generally accepted accounting principles, we wrote off the entire $26.8 million relating to the convertible preferred shares, the warrants and the litigation settlement and did not recognize any gains or losses on the warrants during 2003. This accounting treatment was based on multiple reasons including: (1) EntreMed's financial condition and its continuing losses; (2) the fact that we included the warrants along with the convertible preferred shares investment in applying the equity method of accounting, under which we wrote off the entire investment in December 2002; and (3) our inability to place a reliable fair value on the warrants given the significant number of shares underlying the warrants and, in our opinion, the inability to convert the underlying shares into cash (even if the warrants were to be net share settled) without significantly affecting EntreMed's stock price.

Upon further review of the warrant terms, as well as the accounting treatment prescribed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133, and related Derivative Implementation Group, or DIG, interpretations, we have concluded that the warrants should be accounted for as a derivative instrument and carried on the balance sheet at fair value, with changes in fair value recorded through earnings.

In addition we reviewed the impairment of the investment in the EntreMed preferred shares. We have concluded that the investment should not have been written-down as of the date of the transaction. Accordingly we have restored the investment of $4.4 million as of December 31, 2002 and reduced the net loss by a like amount. Under the equity method of accounting, we have recorded our share of the EntreMed losses in 2003 until the investment is written down to zero in the third quarter of 2003.

We have now restated our consolidated financial statements for the years ended December 31, 2003 and 2002. The cumulative effect of the restatement through December 31, 2003 is an increase in other assets of $21.7 million and a decrease in accumulated deficit of $21.7 million. Equity losses in associated companies of $4.4 million were recorded for the year ended December 31, 2003. Interest and other income increased by $16.6 million for the year ended December 31, 2003 and litigation settlement and related agreements expense decreased by $9.5 million for the year ended December 31, 2002. Previously reported diluted net earnings per share increased by $0.07 and $0.06 for the years ended December 31, 2003 and 2002, respectively. The restatement did not have any impact on previously reported total revenues, reported net cash flows or the 2003 operating loss.

The following is a summary of the impact of the restatement on (i) our Consolidated Balance Sheet at December 31, 2003 and (ii) our Consolidated Statements of Operations for the years ended December 31, 2003 and 2002. We have not presented a summary of the impact of the restatement on our Consolidated Statements of Cash Flows for any of the above-referenced years because there is no net impact for any such year.

----------------------------------------------------------------------------------------------------------
                                                              PREVIOUSLY
IN THOUSANDS, EXCEPT PER SHARE DATA                            REPORTED       ADJUSTMENTS      AS RESTATED
----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:

Consolidated Statement of Operations:
    Interest and other income                                 $  21,795        $  16,574        $  38,369
    Equity losses in associated companies                            --            4,392            4,392
    Income before income taxes                                   13,479           12,182           25,661
    Income from continuing operations                            12,761           12,182           24,943
    Net income                                                   13,511           12,182           25,693
    Per share:
        Income from continuing operations per - Basic              0.08             0.07             0.15
        Income from continuing operations per - Diluted            0.07             0.07             0.14

        Net income - Basic                                         0.08             0.08             0.16
        Net income - Diluted                                       0.08             0.07             0.15

Consolidated Balance Sheet:
    Other assets                                              $  32,506        $  21,690        $  54,196
    Total assets                                                791,336           21,690          813,026
    Accumulated deficit                                        (308,856)          21,690         (287,166)
    Total stockholders' equity                                  310,054           21,690          331,744
----------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2002:

Consolidated Statement of Operations:
    Litigation settlement and related agreements              $  32,212        $   9,508        $  22,704
    Total expenses                                              259,875           (9,508)         250,367
    Operating loss                                              124,129           (9,508)         114,621
    Loss before income taxes                                   (101,098)           9,508          (91,590)
    Loss from continuing operations                            (101,000)           9,508          (91,492)
    Net loss                                                   (100,000)           9,508          (90,492)
    Per share:
        Loss from continuing operations - Basic                   (0.65)            0.05            (0.60)
        Loss from continuing operations - Diluted                 (0.65)            0.05            (0.60)

        Net loss - Basic                                          (0.65)            0.06            (0.59)
        Net loss - Diluted                                        (0.65)            0.06            (0.59)
----------------------------------------------------------------------------------------------------------

Refer to Note 20 to our consolidated financial statements (unaudited) of the Notes to the Consolidated Financial Statements for the impact of the restatement on the 2004 and 2003 quarterly information. In addition, certain prior year amounts in Notes 1, 3, 4, 5, 9, 17, 19 and 20 to our consolidated financial statements have been restated to reflect the restatement adjustments described above.

FACTORS AFFECTING FUTURE RESULTS

Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products, the timing and market acceptance of new products launched by us or competing companies, the timing of research and development milestones, challenges to our intellectual property and our ability to control costs. The most salient factors are, in the near term, competition with

THALOMID(R), including generic competition, and delays in the introduction of REVLIMID(R) and, in the longer term, failure to commercialize our early-stage drug candidates.

NEAR-TERM COMPETITION WITH THALOMID(R): While we believe that THALOMID(R) will continue to be used as a treatment in multiple myeloma and that competing products will not eliminate its use, it is possible that competition could reduce THALOMID(R) sales in multiple myeloma. In addition, generic competition could reduce THALOMID(R) sales. However, we own intellectual property which includes, for example, numerous U.S. patents covering restrictive drug distribution systems for more safely delivering drugs, including our "System for Thalidomide Education and Prescribing Safety", or S.T.E.P.S.(R), distribution program, which all patients receiving thalidomide in the United States must follow and which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluation, or Orange Book. These patents do not expire until the years 2018-2020. We also have exclusive rights to several issued patents covering the use of THALOMID(R) in oncology. Even if generic competition were able to enter the market, it is unlikely such products could do so before 2007 based on a number of factors, including the time needed to commercialize such a product and the fact that challenges to THALOMID(R) will require a generic competitor to make a patent certification of non-infringement and/or invalidity of our patents listed in the Orange Book pursuant to the Federal Food, Drug and Cosmetic Act, which would then, in turn, entitle us up to a 30-month stay of market approval of that generic equivalent. By that time, we plan to have at least partially replaced THALOMID(R) sales with REVLIMID(R) sales. On October 22, 2004, we received an approvable letter from the FDA relating to our THALOMID(R) multiple myeloma supplemental new drug application, or sNDA. The FDA letter stated that sufficient support for an accelerated approval could be provided by the results of the completed Eastern Cooperative Oncology Group, or ECOG, study comparing thalidomide plus dexamethasone to dexamethasone alone in previously untreated multiple myeloma patients. The submission of this additional data and completion of required responses and its review by the FDA may result in an accelerated approval of THALOMID(R) as a treatment for multiple myeloma in the second half of 2005.

DELAY IN THE INTRODUCTION OF REVLIMID(R): While we have made progress toward regulatory approval of REVLIMID(R) based on ongoing pivotal Phase III Special Protocol Assessment, or SPA, trials for REVLIMID(R) in multiple myeloma, a delay in the introduction of REVLIMID(R) or its failure to demonstrate efficacy or an acceptable safety profile could adversely affect our business, consolidated financial condition and results of operations. Moreover, other factors such as the availability of FDA-approved competing products for the treatment of MDS could impact the market's acceptance of REVLIMID(R). In addition, our ongoing open label Phase II trials in MDS and multiple myeloma have completed their targeted enrollment. While the submission of an NDA based on data from these trials could result in an earlier regulatory approval if the data were to be sufficiently compelling, it should be noted that the FDA does not often grant approvals based on Phase II open label data alone.

FAILURE TO COMMERCIALIZE EARLY-STAGE DRUG CANDIDATES: Our long-term success and sustainability depends on our ability to advance our earlier-stage drug candidates through development and to realize the commercial potential of our broad product pipeline.

COMPANY BACKGROUND

In 1986, we were spun off from Celanese Corporation and in July 1987 we completed an initial public offering of our common stock. Initially, our operations involved research and development of chemical and biotreatment processes for the chemical and pharmaceutical industries. In 1994, we discontinued the biotreatment operations to focus on our programs for developing small molecule compounds for cancer and immunology indications, and on our biocatalytic chiral chemistry program.

Between 1990 and 1998, our revenues were derived primarily from the development and supply of chirally pure intermediates to pharmaceutical companies for use in new drug development. By 1998, sales of chirally pure intermediates became a less integral part of our strategic focus and, in January 1998 we sold the chiral intermediates business to Cambrex Corporation. Revenue from license agreements and milestone payments related to our cancer and immunology programs began to increase at this time.

In July 1998, we received approval from the FDA to market THALOMID(R) for use in ENL, a complication of the treatment of leprosy, and, in September 1998 we commenced sales of THALOMID(R) in the United States. Sales of THALOMID(R) have grown significantly each year, and THALOMID(R) has become our lead product. In 2002, 2003 and 2004 we recorded net THALOMID(R) sales of $119.1 million, $223.7 million and $308.6 million, respectively.

In February 2000, we completed a follow-on public offering in which we raised proceeds, net of offering expenses, of approximately $278.0 million. In April 2000, we signed a licensing and development agreement with Novartis Pharma AG in which we granted to Novartis a license for FOCALIN(R), our chirally pure version of RITALIN(R). The agreement provided for significant upfront and milestone payments to us based on the achievement of various stages in the regulatory approval process. It also provided for Celgene to receive royalties on the entire family of RITALIN(R) products. Pursuant to the agreement we retained the rights to FOCALIN(R) in oncology indications.

In August 2000, we acquired Signal Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease. In December 2002, we acquired Anthrogenesis Corp., a privately held biotherapeutics company developing processes for the recovery of stem cells from human placental tissue following the completion of a successful full-term pregnancy for use in stem cell transplantation, regenerative medicine and biomaterials for organ and wound repair.

In March 2003, we entered into a three-year supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN(R), ormelphalan, a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. The agreement, which provides us with an FDA approved oncology product, requires that we purchase ALKERAN(R) from GSK and distribute the products in the United States under the Celgene label. In June 2003, we raised an additional $387.8 million, net of expenses, through the issuance of $400.0 million of five-year unsecured convertible notes.

In October 2004, through an indirect wholly-owned subsidiary, we acquired all of the outstanding shares of Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R), from a consortium of private investors for a US dollar equivalency of approximately $117.4 million in cash, net of cash acquired and including working capital adjustments and total estimated transaction costs. Through manufacturing contracts purchased in this acquisition, we are now able to control manufacturing for THALOMID(R) worldwide and we also increased our participation in the potential sales growth of THALOMID(R) in key international markets. Following this acquisition, in December 2004 we revised the Pharmion product supply agreement acquired in the Penn T acquisition. Under the modified agreement, Pharmion paid us a one-time payment of $77.0 million in return for a reduction in their total product supply purchase price from 28.0 percent of Pharmion's thalidomide net sales, including cost of goods to 15.5 percent of net sales. The collaboration also entails Pharmion paying us an additional $8.0 million over the next three years to extend the two companies' existing thalidomide research and development efforts and a one-time payment of $3.0 million for granting Pharmion license rights to develop and market thalidomide in three additional Asian territories (Hong Kong, Korea and Taiwan), as well as for eliminating termination rights held by Celgene tied to the regulatory approval of thalidomide in Europe in November 2006. In late

2004, we entered into an agreement providing manufacturers of isotretinoin (Acutane(R)) a non-exclusive license to our System for Thalidomide Education and Prescribing Safety, or S.T.E.P.S., patent portfolio. The manufacturers of isotretinoin have licensed these patents with the intention of implementing a new pregnancy risk management system to safely deliver isotretinoin in potentially high-risk patient populations.

Until 2003, we had sustained losses in each year since our incorporation in 1986. For the years ended December 31, 2003 and 2004, we posted net income of $25.7 million and $52.8 million, respectively, and at December 31, 2004 we had an accumulated deficit of $234.4 million. Since our inception, we have financed our working capital requirements primarily through product sales; public and private sales of our equity securities and debt; income earned from investment of the proceeds of such securities sales; and revenues from research contracts and license payments. We expect to make substantial additional expenditures to further develop and commercialize our products. We expect that our rate of spending will accelerate as a result of increases in clinical trial costs, expenses associated with regulatory approval and expenses related to commercialization of products currently in development. However, we anticipate these expenditures to be more than offset by increased product sales, royalties, revenues from various research collaborations and license agreements with other pharmaceutical and biopharmaceutical companies, and investment income.

RESULTS OF OPERATIONS -
FISCAL YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

TOTAL REVENUE: Total revenue and related percentages for the years ended December 31, 2004, 2003 and 2002, were as follows:

------------------------------------------------------------------------------------------
                                                                             % CHANGE
                                                                         -----------------
                                                                         2003         2002
                                                                          TO           TO
(IN THOUSANDS $)                2004           2003          2002        2004         2003
------------------------------------------------------------------------------------------
Net product sales:
   THALOMID(R)                $308,577      $223,686      $119,060       38.0%        87.9%
   FOCALIN(R)                    4,177         2,383         3,861       75.3%       (38.3%)
   ALKERAN(R)                   16,956        17,827            --       (4.9%)        N/A
   Other                           861           557            --       54.6%         N/A
                              ------------------------------------
Total net product sales       $330,571      $244,453      $122,921       35.2%        98.9%
Collaborative agreements
   and other revenue            20,012        15,174         8,115       31.9%        87.0%
Royalty revenue                 26,919        11,848         4,710      127.2%       151.5%
                              ------------------------------------
Total revenue                 $377,502      $271,475      $135,746       39.1%       100.0%
==========================================================================================

NET PRODUCT SALES:

2004 COMPARED TO 2003: THALOMID(R) net sales were higher in 2004, as compared to 2003, primarily due to price increases implemented in the second half of 2003 and in the first nine months of 2004. The total number of prescriptions, which increased approximately 9.4% from the prior year period, was offset by lower average daily doses. FOCALIN(R) net sales were higher in 2004, as compared to 2003, due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales were lower in 2004, as compared to 2003, due to supply disruptions earlier in the year, which lead to inconsistent supplies of ALKERAN(R) IV and consequently inconsistent end-market buying patterns. Other net product sales consist of sales of dehydrated human amniotic membrane for use in ophthalmic applications, which are generated through our Stem Cell Therapies segment following the December 2002 acquisition of Anthrogenesis Corp.

2003 COMPARED TO 2002: THALOMID(R) net sales were higher in 2003, as compared to 2002, due to the combination of price increases and oncologists' expanded use of the product as a treatment for various types of cancers, especially first-line use in multiple myeloma. THALOMID(R) net sales in 2003 also benefited from the market introduction, during the first half of the year, of two new higher-strength formulations, which had higher per unit sales prices. FOCALIN(R) net sales were lower in 2003, as compared to 2002, due to the timing of shipments to Novartis for their commercial distribution. The ALKERAN(R) supply and distribution agreement with GSK was executed in March 2003. Accordingly, sales for this product are reflected only in the 2003 period. Other net product sales consist of sales of dehydrated human amniotic membrane for use in ophthalmic applications, which are generated through our Stem Cell Therapies segment.

COLLABORATIVE AGREEMENTS AND OTHER REVENUE: Revenues from collaborative agreements and other sources in 2004 included a $7.5 million payment received from Novartis related to their FOCALIN(R) XR NDA submission; approximately $7.5 million related to the Pharmion collaboration agreements, primarily thalidomide research and development funding and S.T.E.P.S. licensing fees; approximately $3.7 million of umbilical cord blood enrollment, collection and storage fees generated through our Stem Cell Therapies segment; $0.5 million from S.T.E.P.S. use licensing fees; and approximately $0.8 million from other miscellaneous research and development and licensing agreements. The 2003 period included approximately $6.0 million related to the agreement to terminate the GelclairTM co-promotion agreement between OSI Pharmaceuticals Inc. and Celgene; approximately $4.3 million of thalidomide research and development funding and S.T.E.P.S. licensing fees received in connection with the Pharmion collaboration agreements; approximately $1.3 million of reimbursements from Novartis for shipments of bulk raw material used in the formulation of FOCALIN(R) XR and utilized in clinical studies conducted by Novartis; approximately $2.9 million of umbilical cord blood enrollment, collection and storage fees generated through our Stem Cell Therapies segment; and $0.7 million from other miscellaneous research and development and licensing agreements. The 2002 period included approximately $4.9 million for amortization of an up-front payment and a $1.0 million milestone payment received from Novartis Pharma AG in connection with the SERM license agreement; $1.2 million of licensing fees from Pharmion; and $1.0 million of other milestone and other miscellaneous payments.

ROYALTY REVENUE: Royalty revenue reflects royalties received from Novartis on sales of their entire family of RITALIN(R) drugs. The increases in royalty revenue were due to increases in the royalty rate on both RITALIN(R) and RITALIN(R) LA as well as increases in RITALIN(R) LA sales by Novartis.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the years ended December 31, 2004, 2003 and 2002 were as follows:

-------------------------------------------------------------------------------
(IN THOUSANDS $)                                2004        2003         2002
-------------------------------------------------------------------------------

Cost of goods sold                           $  59,726   $  52,950    $  20,867

Increase from prior year                     $   6,776   $  32,083    $   1,885

Percentage increase from prior year               12.8%      153.7%         9.9%

Percentage of net product sales                   18.1%       21.7%        17.0%
===============================================================================

2004 COMPARED TO 2003: Cost of goods sold increased in 2004 from 2003, primarily as a result of higher royalties on THALOMID(R), partially offset by lower ALKERAN(R) costs. As a percentage of net product sales, however, cost of goods sold decreased primarily due to lower ALKERAN(R) costs. Profit margins on THALOMID(R) remained flat, as the increase in cost of goods sold (resulting from higher royalties) were offset by higher net sales (which were due to price increases implemented in the second half of 2003 and in the first nine months of
2004).

2003 COMPARED TO 2002: Cost of goods sold increased in 2003 from 2002, primarily due to significant growth in THALOMID(R) sales volumes, higher royalties on THALOMID(R) product sales and the introduction of ALKERAN(R). Cost of goods sold also increased as a percentage of net product sales primarily because of the introduction of ALKERAN(R), which has a significantly higher cost structure than THALOMID(R). The increase in the percentage, however, was partially offset by higher gross profits on THALOMID(R) (due to price increases initiated during the year) and by lower sales of FOCALIN(R) (which also has a higher reported cost structure than THALOMID(R)).

RESEARCH AND DEVELOPMENT: Research and development expenses consist primarily of salaries and benefits, contractor fees (paid principally to contract research organizations to assist in our clinical development programs), costs of drug supplies for our clinical and preclinical programs, costs of other consumable research supplies, regulatory and quality expenditures and allocated facilities charges such as building rent and utilities.

Research and development expenses and related percentages for the years ended December 31, 2004, 2003 and 2002 were as follows:

-------------------------------------------------------------------------------
(IN THOUSANDS $)                              2004         2003        2002
-------------------------------------------------------------------------------
Research and development
   expenses                                 $ 160,852   $  122,700   $   84,924

Increase from prior year                    $  38,152   $   37,776   $   17,271

Percentage increase from prior year              31.1%        44.5%        25.5%

Percentage of total revenue                      42.6%        45.2%        62.6%
===============================================================================

2004 COMPARED TO 2003: Research and development expenses increased by $38.2 million in 2004 from 2003, primarily due to increased spending in various late-stage regulatory programs. These included Phase II regulatory programs for REVLIMID(R) in MDS and MM, as well as ongoing REVLIMID(R) Phase III SPA trials in MM.

2003 COMPARED TO 2002: Research and development expenses increased in 2003 from 2002, primarily due to the initiation of several large studies related to our THALOMID(R) and REVLIMID(R) clinical programs in the second half of 2002.

Research and development expenses in 2004 consisted of approximately $78.3 million spent on human pharmaceutical clinical programs; $33.4 million spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $40.6 million spent on biopharmaceutical discovery and development programs; and $8.6 million spent on placental stem cell and biomaterials programs. These expenditures support multiple core programs, including THALOMID(R), REVLIMID(R), ACTIMID(TM), CC-11006, PDE4/TNF-alpha inhibitors, other investigational compounds, such as kinase inhibitors, benzopyrans, ligase inhibitors and tubulin inhibitors, and placental and cord blood derived stem cell programs. In 2003, approximately $52.8 million was spent on human pharmaceutical clinical programs; $29.2 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $33.7 million was spent on biopharmaceutical discovery and development programs; and $7.0 million was spent on placental stem cell and biomaterials programs. In 2002, approximately $27.4 million was spent on human pharmaceutical clinical programs; $22.2 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $32.3 million was spent on biopharmaceutical discovery and development programs; and $3.0 million was spent on agro-chemical programs.

For information about the commercial and development status and target diseases of our drug compounds, refer to the product overview table contained in Part I,
Item I of this annual report.

In general, the estimated times to completion within the various stages of clinical development are as follows:

--------------------------------------------------------------------------------
                                                            ESTIMATED COMPLETION
CLINICAL PHASE                                                      TIME
--------------------------------------------------------------------------------
Phase I                                                           1-2 years
Phase II                                                          2-3 years
Phase III                                                         2-3 years
--------------------------------------------------------------------------------

Due to the significant risks and uncertainties inherent in preclinical testing and clinical trials associated with each of our research and development projects, the cost to complete such projects is not reasonably estimable. The data obtained from these tests and trials may be susceptible to varying interpretation that could delay, limit or prevent a project's advancement through the various stages of clinical development, which would significantly impact the costs incurred in completing a project.

SELLING, GENERAL AND ADMINISTRATIVE: Selling expenses consist primarily of salaries and benefits for sales and marketing and customer service personnel and other commercial expenses to support our sales force. General and administrative expenses consist primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes.

Selling, general and administrative expenses and related percentages for the years ended December 31, 2004, 2003 and 2002 were as follows:

-------------------------------------------------------------------------------
(IN THOUSANDS $)                                2004        2003         2002
-------------------------------------------------------------------------------
Selling, general and administrative
   expenses                                  $ 114,196   $  98,474    $  66,172

Increase from prior year                     $  15,722   $  32,302    $  13,621

Percentage increase from prior year               16.0%       48.8%        25.9%

Percentage of total revenue                       30.3%       36.3%        48.7%
===============================================================================

2004 COMPARED TO 2003: Selling, general and administrative expenses increased by $15.7 million in 2004 from 2003, as a result of an increase of approximately $12.0 million in general administrative and medical affairs expenses primarily due to higher headcount-related expenses and an increase of approximately $3.6 million in sales force expenses primarily due to the creation of a sales operations group. The sales operations group, among other things, manages pricing and reimbursement, corporate accounts, customer service and government affairs, as well as sales fleet expenses.

2003 COMPARED TO 2002: Selling, general and administrative expenses increased in 2003 from 2002, primarily due to first-time expenses of approximately $10.1 million related to our Stem Cell Therapies segment following the December 2002 acquisition of Anthrogenesis Corp.; an increase of approximately $12.0 million in commercial expenses related to the expansion of the sales and marketing organization and an increase in customer service staff; and an increase of approximately $10.0 million in general administrative and medical affairs expenses.

LITIGATION SETTLEMENT AND RELATED AGREEMENTS: In December 2002, we entered into a series of agreements with EntreMed, Inc. and Children's Medical Center Corporation, or CMCC, terminating ongoing litigation relating to patents for thalidomide analogs and directly granting to us an exclusive license issued by CMCC for the rights to those patents. Under the terms of an asset purchase agreement with EntreMed, we paid EntreMed $10.0 million for all thalidomide analog patents and associated clinical data and records, and the termination of any litigation surrounding those patents. Under the terms of a securities purchase agreement with EntreMed, we acquired from EntreMed 3,350,000 shares of Series A Convertible Preferred Stock and warrants to purchase an additional 7,000,000 common shares for an aggregate cash consideration of approximately $16.8 million. The Series A Convertible Preferred Stock is convertible, at our option into an aggregate of 16,750,000 shares of common stock at an initial conversion price of $1.00 per share provided, however, that the conversion price in effect from time to time shall be subject to certain adjustments. Dividends are payable prior and in preference to the declaration or payment of any dividend or distribution to the holders of common stock. We have the right to one vote for each share of Common Stock into which such share of Series A Convertible Preferred Stock could then be converted and with respect to such vote we have full voting rights and powers equal to the voting rights and powers of the holders of shares of Common Stock. We completed an assessment of the estimated realizable value of the investment. After assessing the level of our ownership interest in EntreMed, its history of operating losses and the fact that EntreMed is a clinical-stage biopharmaceutical company engaged primarily in research and development activities with proposed products and research programs in the early stage of clinical development, the entire amount of such Preferred Stock was written down. As restated, we ascribed a value of $11.6 million to the convertible preferred stock.

We signed an exclusive license agreement with CMCC that terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted to Celgene an exclusive worldwide license for the analog patents. We paid CMCC $2.5 million in December 2002 and $0.5 million in January 2004 under the agreement. Another $2.0 million is payable between 2005 and 2006. The present value of these payments totaled $4.7 million and was expensed in 2002. Additionally, we entered into a five year sponsored research agreement with CMCC whereby we have committed $0.3 million per year in funding. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

Prior to the restatement, we recorded a charge to earnings for the cost of these agreements and related expenses of $32.2 million in 2002 including the write-down of the EntreMed Convertible Preferred Stock and certain legal expenses incurred in connection with the settlement.

The warrants have an exercise price of $1.50 per share, vest after six months from the date of grant and expire after seven years from the date of grant. The warrants also include a net settlement feature and as discussed in Note 2, it was subsequently determined that they should be accounted for as a derivative. We ascribed a value of $5.1 million to the warrants as of December 31, 2002, which represents their fair value at such date.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT: On December 31, 2002, we completed the acquisition of Anthrogenesis Corp., which now operates as Celgene Cellular Therapeutics, for an aggregate purchase price of $60.0 million. The acquisition was accounted for using the purchase method of accounting for business combinations, under which approximately $55.7 million was allocated to IPR&D and charged to expense at the acquisition date. For more information on the Anthrogenesis acquisition, refer to Notes 3 and 19 of the Notes to our Consolidated Financial Statements.

INTEREST AND OTHER INCOME: Interest and other income decreased approximately 21.8% to $30.0 million in 2004 from $38.4 million in 2003. The decrease was primarily due to changes in the fair value of the EntreMed warrants. In 2004, we recorded unrealized losses of $1.9 million related to these warrants whereas, in 2003 we recorded unrealized gains of $16.6 million. This reduction was partially offset by higher returns on our cash and marketable securities portfolio (which was largely due to higher average balances of cash and marketable securities as a result of the issuance of $400 million of convertible notes, on June 3, 2003, as well as cash generated through operations) and foreign exchange gains. Interest and other income increased approximately 66.4% to $38.4 million in 2003 from $23.1 million in 2002. The increase was primarily due to unrealized gains of $16.6 in the fair value of the EntreMed warrants partially offset by lower interest income as a result of lower interest rates in 2003.

EQUITY IN LOSSES OF ASSOCIATED COMPANIES: As restated (see further discussions contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Footnote 2 of our consolidated financial statements), during 2003 under the equity method of accounting we recorded $4.4 million for our share of the EntreMed losses.

INTEREST EXPENSE: Interest expense in 2004 was approximately $9.6 million and includes twelve months of interest expense and amortization of debt issuance costs on the $400 million of convertible notes issued on June 3, 2003. Interest expense in 2003 was approximately $5.7 million and only includes seven months of interest expense and amortization of debt issuance costs on the $400 million of convertible notes issued on June 3, 2003. Interest expense in 2002 was immaterial.

INCOME TAX BENEFIT (PROVISION): In 2004, we recorded an income tax provision of approximately $10.4 million, which reflects an effective underlying tax rate of 16.5%. Our rate rose in 2004 from 2003 primarily due to federal tax expense and decreases in the valuation allowance available to offset income tax expense. In 2003, our income tax provision was approximately $0.7 million and included income tax expense of $1.1 million for federal and state purposes, offset by a tax benefit of $0.4 million from the sale of certain state net operating loss carryforwards. In 2002, we recorded a net income tax benefit of approximately $0.1 million, which reflected income tax expense of $0.6 million for state purposes offset by a tax benefit of $0.7 million from the sale of certain state net operating loss carryforwards.

INCOME (LOSS) FROM CONTINUING OPERATIONS: Income (loss) from continuing operations and per common share amounts for the years ended December 31, 2004, 2003 and 2002 were as follows:

--------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)         2004          2003          2002
--------------------------------------------------------------------------------------
                                                             As restated   As restated
Income (loss) from continuing
Operations                                      $  52,756     $  24,943     $ (91,492)
Per common share amounts:
     Basic                                      $    0.32     $    0.15     $   (0.60)
     Diluted                                    $    0.31     $    0.14     $   (0.60)
Weighted average number of shares of
     common stock utilized to calculate per
     common share amounts:
     Basic                                        163,869       161,774       154,674
     Diluted                                      172,855       170,796       154,674
======================================================================================

2004 COMPARED TO 2003: Income from continuing operations increased in 2004 from 2003 due to an increase in total revenue of approximately $106.0 million (attributable primarily to an increase in THALOMID(R) net sales) partly offset by higher operating expenses of approximately $60.7 million and a decrease in interest and other income, net of approximately $7.9 million (attributable to a $1.9 million decrease in fair value of EntreMed warrants versus a prior year increase of $16.6 million partly offset by an increase in interest income and foreign exchange gains and the inclusion in 2003 of equity losses of associated companies of $4.4 million).

2003 COMPARED TO 2002: In 2003, we recorded income from continuing operations for the first time since our inception in 1986. Income from continuing operations increased in 2003 from 2002 due to an increase in total revenues of approximately $135.8 million (attributable primarily to an increase in THALOMID(R) net sales and first-time ALKERAN(R) sales that resulted from executing the ALKERAN(R) supply and distribution agreement with GSK in March of
2003) and a $9.7 million increase in interest and other income, net primarily due to a $16.6 million increase in the fair value of EntreMed warrants. Partially offsetting these increases were higher operating expenses of approximately $23.8 million and the inclusion in 2003 of equity losses of associated companies of $4.4 million. Impacting the 2003 to 2002 operating expenses comparison were aggregate one-time costs of approximately $78.4 million incurred in the 2002 period ($55.7 million from the write-off of acquired in-process research and development related to the Anthrogenesis acquisition and $22.7 million associated with the litigation settlement and related agreements with EntreMed, Inc. and CMCC).

GAIN ON SALE OF CHIRAL ASSETS: In January 1998, we completed the sale of our chiral intermediate business to Cambrex Corporation. Pursuant to the minimum royalty provisions of the agreement, we received approximately $0.8 million and $1.0 million in 2003 and 2002, respectively. For more information on the disposition of the chiral intermediates business, refer to Note 3 of our Notes to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased to approximately $155.9 million in 2004 compared to $18.7 million in 2003. The increase was primarily due to higher earnings, the receipt of $80.0 million in connection with the December 2004 THALOMID(R) development and commercialization collaboration with Pharmion and a decrease in net working capital levels. Net cash provided by operating activities in 2003 increased approximately $47.0 million from 2002. The increase in 2003 compared to 2002 was primarily due to higher earnings and the inclusion of $22.7 million of spending in the 2002 period related to the litigation settlement and related agreements with EntreMed, Inc. and CMCC, partially offset by an increase in net working capital levels.

Net cash used in investing activities was $92.6 million in 2004 compared to $443.6 million in 2003. Included in the 2004 activities were cash outflows of $109.9 million for the October 2004 acquisition of Penn T, $7.0 million for an investment made in Royalty Pharma Strategic Partners, LP, which is classified in other assets on the consolidated balance sheet, and $36.0 million for capital expenditures. Partially offsetting these outflows were cash inflows of approximately $60.3 million from net marketable securities sales. Included in the 2003 activities were cash outflows of $421.2 million for net marketable securities purchases, $12.0 million for the purchase of a Pharmion Corporation senior convertible note and $11.2 million for capital expenditures. In 2002, approximately $63.3 million of net cash was provided by investing activities, which was due to cash inflows of approximately $93.1 million from net marketable securities sales, offset by cash outflows of $11.1 million for capital expenditures, $10.3 million related to the December 2002 acquisition of Anthrogenesis and $9.5 million for the value ascribed to the EntreMed convertible preferred shares and warrants received in connection with the December 31, 2002 litigation settlement and related agreements with EntreMed.

The Company previously followed the common practice of classifying its investments in auction rate notes as cash and cash equivalents on the consolidated balance sheet. It was determined that these instruments are not cash equivalents and therefore, the Company has made a reclassification to its

Consolidated Balance Sheet as of December 31, 2003 in order to conform to the current year's presentation. The reclassification resulted in a decrease in cash and cash equivalents and a corresponding increase in marketable securities available for sale as of December 31, 2003 of approximately $207.1 million. The reclassification resulted in a net decrease of $207.1 million in net cash provided by investing activities in 2003, which was comprised of the following components; an increase in the proceeds from the sale of marketable securities of $229.2 million and an increase in the purchase of marketable securities of approximately $436.3 million. The Company did not hold such securities in 2002.

Net cash provided by financing activities was approximately $16.0 million, $399.7 million and $3.4 million in 2004, 2003 and 2002, respectively, and included cash inflows from the exercise of common stock options and warrants of approximately $16.3 million, $12.0 million and $4.0 million in 2004, 2003 and 2002, respectively. Included in 2003 were cash inflows of $387.9 million from net proceeds of the issuance of our convertible notes on June 3, 2003.

Currency rate changes negatively impacted our cash and cash equivalents balances by $4.4 million in 2004. At December 31, 2004, cash, cash equivalents and marketable securities were $748.5 million, an increase of $81.6 million from December 31, 2003 levels and reflects the inclusion of 1,939,600 shares of Pharmion Corporation common stock, of which 1,150,511 shares were obtained in connection with the March 2004, conversion of the Pharmion Convertible Note and 789,089 shares were obtained in connection with the September 2004, exercise of Pharmion warrants. At December 31, 2004, the Pharmion common stock investment classified in marketable securities had an estimated fair value of $81.9 million.

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

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2004:

------------------------------------------------------------------------------------------------------------
                                                                    PAYMENT DUE BY PERIOD
                                                                    ---------------------
                                                  LESS THAN                             MORE THAN
(IN MILLIONS $)                                    1 YEAR    1-3 YEARS    3-5 YEARS      5 YEARS       TOTAL
------------------------------------------------------------------------------------------------------------
Convertible Note Obligations                       $   --      $   --       $400.0       $   --       $400.0
Operating leases                                      3.6         6.7          5.6          6.3         22.2
ALKERAN(R) supply and distribution agreement         20.0         5.0           --           --         25.0
Employment agreements                                 2.6         0.7           --           --          3.3
Other contract commitments                            5.8         7.5          4.4           --         17.7
                                                   ---------------------------------------------------------

                                                   $ 32.0      $ 19.9       $410.0       $  6.3       $468.2
============================================================================================================

CONVERTIBLE NOTE OBLIGATIONS: In June 2003, we issued an aggregate principal amount of $400 million of unsecured convertible notes to qualified institutional investors. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003. The convertible notes have a stock split adjusted conversion rate of $24.225 per share, which represented a 50% premium to our closing stock price of $16.15, after adjusting prices for the two-for-one stock split effected on October 22, 2004, on May 28, 2003. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the Consolidated Balance Sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the notes at any time into 16,511,840 shares of common stock at the conversion price. In addition, the noteholders have the right to require us to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change" within the agreement. We have registered the notes and common stock issuable upon conversion with the Securities and Exchange Commission, and we are required to use reasonable best efforts to keep the related registration statement effective for the defined period. Pursuant to the indenture governing the notes, we may not merge or transfer substantially all assets, as defined, unless certain conditions are met.

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

In November 2004, we purchased land and several buildings in Summit, New Jersey, which will enable us to consolidate four New Jersey locations into one corporate headquarters and provide the room to accommodate our anticipated growth. As a result, we are currently exploring available to reduce or eliminate the financial impact of existing lease commitments on redundant facilities.

In connection with our acquisition of Anthrogenesis in December 2002, we assumed two separate leases in the same facility for office and laboratory space in Cedar Knolls, New Jersey and have subsequently entered into one additional lease for additional space in the same facility. The leases are for an aggregate 20,000-square feet with annual rent of approximately $0.2 million. We also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. The leases have terms ending between September 2007 and April 2009 with renewal options ranging from either one or two additional five-year terms. In November of 2002, Anthrogenesis entered into a lease for an additional 11,000 square feet of laboratory space in Baton Rouge, Louisiana. The lease has a five-year term with a three-year renewal option. Annual rent for this facility is approximately $0.1 million.

We lease a 78,202-square foot laboratory and office facility in San Diego, California from an unaffiliated party, which has a term ending in August 2012 with one five-year renewal option. Annual rent for this facility is approximately $1.9 million and is subject to specified annual rental increases. Under the lease, we also are required to reimburse the lessor for real estate taxes, insurance, utilities, maintenance and other operating costs.

For a schedule of payments related to operating leases, refer to Note 18 of the Notes to the Consolidated Financial Statements.

ALKERAN(R) PURCHASE COMMITMENTS: In March 2003, we entered into a three-year supply and distribution agreement with GSK to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN tablets and ALKERAN for infusion from GSK and distribute the products in the United States under the Celgene label. The agreement requires that we purchase certain minimum quantities each year for an initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period and is automatically extended by successive one-year periods, unless at least one-year prior to the renewal date, either party advises the other party that it elects not to extend the agreement. At December 31, 2004, the remaining minimum purchase requirements under the agreement totaled $25.0 million.

EMPLOYMENT AGREEMENTS: We have employment agreements with certain officers and employees. Employment contracts provide for base compensation and an annual target bonus based upon achievement of our performance measures and annual increases in base compensation reflecting annual reviews and related salary adjustment. The outstanding commitment for base compensation related to employment contracts as of December 31, 2004 was approximately $2.6 million for 2005 and $0.7 million for 2006 (excluding any change in control provisions).

OTHER CONTRACT COMMITMENTS: We signed an exclusive license agreement with CMCC, terminating any existing thalidomide analog agreements between CMCC and EntreMed and directly granting to us an exclusive worldwide license by CMCC for the analog patents. Under the agreement, we are required to pay CMCC $2.0 million between 2005 and 2006, the present value of which was expensed in 2002. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

On October 21, 2004, the Company, through an indirect wholly-owned subsidiary, acquired all of the outstanding shares of Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R), from a consortium of private investors. Penn T was subsequently renamed Celgene UK Manufacturing II, Limited, or CUK II. In connection with the acquisition, we and CUK II entered into a technical services agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited pursuant to which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. The total cost over the five-year minimum agreement period is approximately $11.0 million.

In October 2003, we signed an agreement with Institute of Drug Technology Australia Limited, or IDT, for the manufacture of finished dosage form of THALOMID(R) capsules. The agreement requires minimum payments for THALOMID(R) capsules of $4.7 million for the three-year term commencing with the FDA's approval of IDT as an alternate supplier. The agreement provides us with additional capacity and reduces our dependency on one manufacturer for the production of THALOMID(R). As of December 31, 2004, the FDA has not approved such alternate supplier.

2005 FINANCIAL OUTLOOK

In our January 27, 2005 earnings release, we set forth our initial earnings estimate for the full year 2005. Although we believe that the January 27, 2005 estimate continues to reflect our current thinking, there can be no assurance that revenues or earnings will develop in the manner projected or if the analysis, on which the projection were based, were to be redone on the date hereof that there would be no change in the guidance.

REVENUES: Our initial 2005 financial guidance anticipates total revenue in the range of $525 million, with THALOMID(R) revenues targeted in the range of $400 million. Our 2005 revenue forecast for the RITALIN(R) family of drugs remains at approximately $60 million, which includes a payment for the approval of FOCALIN(R) XR. Our initial financial guidance does not include REVLIMID(R) product sales, nor does it include expenses associated with the potential commercial launch of REVLIMID(R). As regulatory timelines become more certain we will update this guidance.

R&D EXPENSES: Research and development expenses are expected to increase to the $190 million range in 2005. Important components of the increased spending include (1) expansion of both United States and European regulatory programs directed toward hematological and malignant blood disorders, (2) spending for the investigation of agents in solid tumor clinical trials, and (3) the potential advancement of compounds in our discovery programs, including PDE4/TNF-alpha inhibitors, kinase inhibitors, ligase inhibitors, benzopyrans and placental-derived stem cells into our pre-clinical and clinical development pipeline.

SG&A EXPENSES: Selling, general and administrative expenses are expected to increase to the $140 million range in 2005, which includes increased spending for the commercial support of THALOMID(R) and ALKERAN(R) and expand our commercial and manufacturing capabilities in the United Kingdom and Switzerland. This guidance excludes the potential costs of employee's stock options.

NEW ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment", or SFAS 123R, that addresses the accounting for share-based payment transactions in which employee services are received in exchange for either equity instruments of the company, liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Instead, under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. This statement is effective for quarters ending after June 15, 2005. We are currently evaluating the impact of adopting this statement.

Emerging Issues Task Force, or EITF, Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or EITF 03-01, was issued in February 2004. EITF 03-01 stipulates disclosure requirements for investments with unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF 03-01 are effective for fiscal years ending after December 15, 2003. We have complied with the disclosure provisions of EITF 03-01. In September 2004, the FASB staff issued two proposed FASB Staff Positions, or FSP: Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interests rate and/or sector spread increases. We are currently monitoring these developments to assess the potential impact on our financial position and results of operations.

EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." In April 2004, the EITF issued Statement No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-6 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004 and was required to be retroactively applied. We evaluated the terms of our convertible notes and debentures and determined that none of these instruments qualified as participating securities under the provisions of EITF 03-6. As a result, the adoption of EITF 03-6 had no impact on the Company.


EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock," or EITF 02-14, is effective in the fourth quarter of 2004. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock. EITF 02-14 also provides characteristics to be evaluated in determining whether an investment in other than common stock is in-substance substantially similar to an investments in that entity's common stock and thus, accounted for under the equity method. For investments that are not common stock or in-substance common stock, but were accounted for under the equity method, EITF 02-14 requires discontinued use of the equity method of accounting prospectively for reporting periods beginning after September 15, 2004. Previously recognized equity method earnings and losses should not be reserved.

Based on the above guidance, the Company concluded that is EntreMed preferred stock investments, which had previously been written-down to zero under the equity method of accounting, was not in-substance common stock as defined in EITF 02-14 and therefore, discontinued use of the equity method of accounting beginning on October 1, 2004. Prospectively, the Company will account for such investment under the cost method since the preferred stock is not publicly traded. This change does not impact the carrying value of the EntreMed preferred stock investment and accordingly, did not have an impact on the Conpany's consolidated financial statements.

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

REVENUE RECOGNITION ON COLLABORATION AGREEMENTS: We have formed collaborative research and development agreements and alliances with several pharmaceutical companies. These agreements are in the form of research and development and license agreements. The agreements are for both early- and late-stage compounds and are focused on specific disease areas. For the early-stage compounds, the agreements are relatively short-term agreements that are renewable depending on the success of the compounds as they move through preclinical development. The agreements call for nonrefundable upfront payments, milestone payments on achieving significant milestone events, and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the compound receives FDA marketing approval.

In accordance with Staff Accounting Bulletin No. 104, or SAB 104, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS," upfront payments are recorded as deferred revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Continuation of certain contracts is dependent upon our achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Revenue under research contracts is recorded as earned under the contracts, as services are provided.

SAB No. 104 updates the guidance in SAB No. 101 and requires companies to identify separate units of accounting based on the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES", or EITF 00-21. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement. Prior to the adoption of EITF 00-21, revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, were recognized when and if the milestones were achieved.

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

DEFERRED TAX ASSET VALUATION ALLOWANCE: We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

ACCOUNTING FOR LONG-TERM INCENTIVE PLANS: The recorded liability for long-term incentive plans was $3.9 million as of December 31, 2004. Plan payouts may be in the range of 0% to 200% of the participant's salary for the 2005 Plan and 0% to 150% of the participant's salary for the 2006 Plan and the maximum potential payouts are $6.1 million and $4.9 million for the 2005 and 2006 Plans, respectively. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control.

BUSINESS COMBINATIONS: The Penn T and Anthrogenesis acquisitions completed in October 2004 and December 2002, respectively, have been accounted for under the provisions of SFAS No. 141, "Business Combinations," which requires the use of the purchase method. Under SFAS 141, the purchase price is allocated to the assets received and liabilities assumed based upon their respective fair values. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimated fair value of assets acquired and liabilities assumed. The resulting goodwill, which represents the excess of costs of an acquired entity over the fair value of identifiable assets acquired and liabilities assumed, and intangible assets are accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized to their estimated residual values over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2004, our market risk sensitive instruments consisted of marketable securities available for sale, warrants to purchase up to 7,000,000 shares of EntreMed common stock and unsecured convertible notes issued by the Company.

MARKETABLE SECURITIES AVAILABLE FOR SALE: At December 31, 2004, our marketable securities available for sale consisted of U.S. government agency mortgage obligations, U.S. government agency bonds, corporate debt securities and 1,939,600 shares of Pharmion common stock. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended to be used to meet our ongoing liquidity needs. Unrealized gains and losses on available for sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income.

As of December 31, 2004, the principal amounts, fair values and related weighted average interest rates of the Company's investments in debt securities classified as marketable securities available-for-sale were as follows:

--------------------------------------------------------------------------------------------------------
                                                      DURATION
                           ----------------------------------------------------------------
                                         FIXED RATE SECURITIES                    VARIABLE
                           0 TO 1        1 TO 3        3 TO 5        5 TO 7         RATE
(IN THOUSANDS $)            YEAR         YEARS         YEARS         YEARS       SECURITIES      TOTAL
--------------------------------------------------------------------------------------------------------
Principal amount          $287,443      $108,996      $ 30,264      $ 83,425      $ 20,513      $530,641
Fair value                $288,542      $112,424      $ 31,895      $ 80,862      $ 17,717      $531,440
Average interest rate         2.98%         4.33%         4.92%         5.81%         5.88%         3.93%

PHARMION COMMON STOCK: In March 2004, we converted our $12.0 million Pharmion Senior Convertible Note investment, which had accrued interest of approximately $0.7 million, into 1,150,511 shares of Pharmion common stock. Additionally, in September 2004, we exercised a total of 789,089 warrants to purchase shares of Pharmion common stock, which we had received in connection with previous transactions with Pharmion Corporation, (i.e., the November 2001 license agreement and the April 2003 securities purchase agreement). As a result of these transactions, at December 31, 2004, we held a total of 1,939,600 shares of Pharmion Corporation common stock, which had an estimated fair value of approximately $81.9 million (based on the closing price reported by the National Association of Securities Dealers Automated Quotations, or NASDAQ system, and, which exceeded the cost by approximately $61.7 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion's common stock quoted market price will have a similar percentage increase or decrease in the fair value of our investment.

ENTREMED WARRANTS: In connection with the December 31, 2002, litigation settlement and related agreements with EntreMed Corporation and CMCC, we received warrants to purchase 7,000,000 shares of EntreMed common stock. The warrants have an exercise price of $1.50 per share and expire seven years from the date of grant. Based on EntreMed's closing stock price on December 31, 2004, of $3.24, the intrinsic value of the warrants is approximately $12.2 million and the fair value using a Black-Scholes options pricing model is estimated to be approximately $19.8 million. Since the warrants give us the right, but not an obligation, to purchase the shares of EntreMed common stock, the warrants can never result in a cumulative negative charge to earnings.

CONVERTIBLE DEBT: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes can be converted at any time into 16,511,840 shares of common stock at a stock split adjusted conversion price of $24.225 per share (for more information see Note 10 of the Notes to the Consolidated Financial Statements). At December 31, 2004, the fair value of the convertible notes exceeded the carrying value of $400.0 million by approximately $117.0 million, which we believe reflects the increase in the market price of the Company's common stock to $26.52 per share as of December 31, 2004. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in the Company's stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

      Management's report on the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent public accounting firm, are included in our 2004 Financial Report under the headings MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING and REPORT OF INDEPENDENT ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING, respectively, and are incorporated by reference.

(b) Changes in Internal Control Over Financial Reporting. In connection with our quarterly review of accounting procedures and issues during the fourth quarter of 2004 the Company reviewed their accounting for warrants received during the EnterMed transaction of December 31, 2002. Based on this review the Company determined that the warrants, which had previously been considered as part of our equity investment under APB 18, should have been accounted for as derivatives under SFAS 133. (See Footnote 2). Accordingly, the Company has restated the 2003 and 2002 financial statements to reflect this accounting. Prior to the the fourth quarter of 2004, our technical review of the accounting for warrants, specifically the consideration of the application of SFAS 133 was viewed as a material weakness in internal controls. The weakness was remediated before year-end by expanding our knowledge of SFAS 133 and engaging outside experts to assist in reviewing technical matters. Our expanded knowledge in this area in conjunction with our quarterly review of accounting procedures and issues led to our identification of this matter. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 and 15d-15 that occurred during our latest fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2004 in connection with our 2005 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

      See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      See Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      See Item 10.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a)(1),(a)(2) See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule immediately following Signatures and Power of Attorney.

      (b) Exhibits

            The following exhibits are filed with this report or incorporated by reference:

EXHIBIT
NO.                                 EXHIBIT DESCRIPTION
-------     --------------------------------------------------------------------

2.1 Purchase Option Agreement and Plan of Merger, dated April 26, 2002, among the Company, Celgene Acquisition Corp. and Anthrogenesis Corp. (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 dated November 13, 2002 (No. 333-101196)).

2.2 Amendment to the Purchase Option Agreement and Plan of Merger, dated September 6, 2002, among the Company, Celgene Acquisition Corp. and Anthrogenesis Corp. (incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 dated November 13, 2002 (No. 333-101196)).

2.3 Asset Purchase Agreement by and between the Company and EntreMed, Inc., dated as of December 31, 2002 (incorporated by reference to Exhibit 99.6 to the Company's Schedule 13D filed on January 3,
            2003).

2.4 Securities Purchase Agreement by and between EntreMed, Inc. and the Company, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.2 to the Company's Schedule 13D filed on January 3,
            2003).

2.5 Share Acquisition Agreement for the Purchase of the Entire Issued Share Capital of Penn T Limited among Craig Rennie and Others, Celgene UK Manufacturing Limited and the Company dated October 21, 2004 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 26, 2004).

3.1 Certificate of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 16, 1996).

4.1 Rights Agreement, dated as of September 16, 1996, between the Company and American Stock Transfer & Trust Company (incorporated by reference to the Company's Registration Statement on Form 8A, filed on September 16, 1996), as amended on February 18, 2000 (incorporated by reference to Exhibit 99 to the Company's Current Report on Form 8-K filed on February 22, 2000), as amended on August 13, 2003

            (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 14, 2003).

4.2 Indenture dated as of June 3, 2003 between the Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 dated August 14, 2003 (No. 333-107977)).

10.1 Purchase and Sale Agreement between Ticona LLC, as Seller, and the Company, as Buyer, relating to the purchase of the Company's Summit, New Jersey, real property (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

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

10.6 Employment Agreement dated as of May 1, 2003 between the Company and John W. Jackson (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2003).

10.7 Employment Agreement dated as of May 1, 2003 between the Company and Sol J. Barer (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2003).

10.8 Employment Agreement dated as of May 1, 2003 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2003).

10.9 Celgene Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).

10.10 Form of Stock Option Agreement to be issued in connection with the Celgene Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).

10.11 1998 Stock Incentive Plan, Amended and Restated as of April 23, 2003 (incorporated by reference to Exhibit A to the Company's Proxy Statement, filed April 30, 2003).

10.12 Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail Laboratories Incorporated (incorporated by reference to
            Exhibit 10 to the Company's Current Report on Form 8-K filed on July 17, 1998).

10.13 Registration Rights Agreement dated as of July 6, 1999 between the Company and the Purchasers in connection with the issuance of the Company's 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999).

10.14 Development and License Agreement between the Company and Novartis Pharma AG, dated April 19, 2000 (incorporated by reference to
            Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.15 Collaborative Research and License Agreement between the Company and Novartis Pharma AG, dated December 20, 2000 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.16 Custom Manufacturing Agreement between the Company and Johnson Matthey Inc., dated March 5, 2001 (incorporated by reference to
            Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.17 Manufacturing and Supply Agreement between the Company and Mikart, Inc., dated as of April 11, 2001 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.18 Distribution Services Agreement between the Company and Ivers Lee Corporation, d/b/a Sharp, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.19 Amendment No. 1 to the 1992 Long-Term Incentive Plan, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.20 Amendment No. 1 to the 1995 Non-Employee Directors' Incentive Plan, effective as of June 22, 1999 (incorporated by reference to Exhibit
            10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.21 Amendment No. 2 to the 1995 Non-Employee Directors' Incentive Plan, effective as of April 18, 2000 (incorporated by reference to Exhibit
            10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.22* Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005.

10.23 Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.26 Supply Agreement between the Company and Sifavitor s.p.a., dated as of September 28, 1999 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.27 Supply Agreement between the Company and Seigfried (USA), Inc., dated as of January 1, 2003 (incorporated by reference to Exhibit
            10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.28 Distribution and Supply Agreement by and between SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Celgene Corporation, entered into as of March 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.29 Securities Purchase Agreement dated as of April 8, 2003 between the Company and Pharmion Corporation in connection with the purchase by the Company of Pharmion's Senior Convertible Promissory Note in the principal amount of $12,000,000 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.30 Purchase Agreement dated May 28, 2003 between the Company and Morgan Stanley & Co. Incorporated, as Initial Purchaser, in connection with the purchase of $400,000,000 principal amount of the Company's 1 3/4% Convertible Note Due 2008 (incorporated by reference to Exhibit
            10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.31 Registration Rights Agreement dated as of June 3, 2003 between the Company, as Issuer, and Morgan Stanley & Co. Incorporated, as Initial Purchaser (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 dated August 14, 2003 (No. 333-107977)).

10.32 Form of 1 3/4% Convertible Note Due 2008 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement of Form S-3 dated August 14, 2003).

10.33* Technical Services Agreement among the Company, Celgene UK Manufacturing II, Limited (f/k/a Penn T Limited), Penn Pharmaceutical Services Limited and Penn Pharmaceutical Holding Limited dated October 21, 2004.

10.34 Purchase and Sale Agreement between Ticona LLC and the Company dated August 6, 2004, with respect to the Summit, New Jersey property (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31,
            2003).

10.35* Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004.

10.36* Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004.

10.37* Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004.

10.38* Amendment No. 2 to the Amended and Restated Distribution and License Agreement dated as of November 16, 2001, as amended March 4, 2003 and supplemented June 18, 2003, by and between Pharmion GmbH and Celgene UK Manufacturing II, Limited, dated December 3, 2004.

10.39* Sublease between Gateway, Inc. ("Sublandlord') and Celgene Corporation (Subtenant), entered into as of December 10, 2001, with respect to the San Diego property.

10.40 Lease Agreement, dated January 16, 1987, between the Company and Powder Horn Associates, with respect to the Warren, New Jersey property (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, dated July 24, 1987).

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2004).

21.1*       List of Subsidiaries.

23.1*       Consent of KPMG LLP.

24.1*       Power of Attorney (included in Signature Page).

31.1*       Certification by the Company's Chief Executive Officer dated March
            18, 2005.

31.2*       Certification by the Company's Chief Financial Officer dated March
            18, 2005.

32.1* Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated March 18, 2005.

32.2* Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated March 18, 2005.

*     Filed herewith.

(c) See Financial Statements immediately following Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule.

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

                                                 CELGENE CORPORATION


                                                 By: /s/ John W. Jackson
                                                     ---------------------------
                                                     John W. Jackson
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                                     DATE
---------                              -----                                     ----
/s/ John W. Jackson                    Chairman of the Board and Chief           March 18, 2005
------------------------------         Executive Officer
John W. Jackson

/s/ Sol J. Barer                       Director, Chief Operating Officer         March 18, 2005
------------------------------
Sol J. Barer

/s/ Robert J. Hugin                    Director, Chief Financial Officer         March 18, 2005
------------------------------
Robert J. Hugin

/s/ Jack L. Bowman                     Director                                  March 18, 2005
------------------------------
Jack L. Bowman

SIGNATURE                              TITLE                                     DATE
---------                              -----                                     ----
/s/ Frank T. Cary                      Director                                  March 18, 2005
------------------------------
Frank T. Cary

/s/ Michael D. Casey                   Director                                  March 18, 2005
------------------------------
Michael D. Casey

/s/ Arthur Hull Hayes, Jr.             Director                                  March 18, 2005
------------------------------
Arthur Hull Hayes, Jr.

/s/ Gilla Kaplan                       Director                                  March 18, 2005
------------------------------
Gilla Kaplan

/s/ Richard C. E. Morgan               Director                                  March 18, 2005
------------------------------
Richard C. E. Morgan

/s/ Walter L. Robb                     Director                                  March 18, 2005
------------------------------
Walter L. Robb

/s/ James R. Swenson                   Controller (Chief Accounting Officer)     March 18, 2005
------------------------------
James R. Swenson

The foregoing constitutes a majority of the directors.

                               CELGENE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
Consolidated Financial Statements
Management's Report on Internal Control over Financial Reporting                                                     F-2
Reports, Independent Registered Public Accounting Firm                                                               F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003                                                         F-6
Consolidated Statements of Operations - Years Ended December 31, 2004, 2003, and 2002                                F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003, and 2002                                F-8
Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2004, 2003, and 2002                     F-10
Notes to Consolidated Financial Statements                                                                          F-11

Consolidated Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts                                                                     F-44

                             MANAGEMENT'S REPORT ON
                    INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Celgene Corporation, or the Company, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive and principal financial officers and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company's annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that the Company's internal controls over financial reporting were effective as of December 31, 2004.

Management has not evaluated the effectiveness of internal control over financial reporting at Penn T Limited, or Penn T, which was acquired on October 21, 2004 and, as such, does not extend its conclusion regarding the effectiveness of internal control over financial reporting to the controls of that entity. Penn T represents approximately $9.6 million of consolidated total assets and $2.3 million of consolidated net revenue in the consolidated financial statements as of and for the year ended December 31, 2004. See Note 3 of the notes to consolidated financial statements for additional information on the Penn T acquisition. Accordingly, management's assessment as of December 31, 2004 does not include the internal control over financial reporting of Penn T.

KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued their report on management 's assessment of internal control over financial reporting, a copy of which appears on the page F-4 of this annual report.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Celgene Corporation and subsidiaries' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, and our report dated March 18, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As further discussed in Note 2 of the consolidated financial statements, the consolidated financial statements for 2003 and 2002 have been restated.


/s/ KPMG LLP

Short Hills, New Jersey
March 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Celgene Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Celgene Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Celgene Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Also, in our opinion, Celgene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Celgene Corporation acquired Penn T Limited during 2004, and management excluded from its assessment of the effectiveness of Celgene Corporation's internal control over financial reporting as of December 31, 2004, Penn T Limited's internal control over financial reporting associated with total assets of $9.6 million and total revenue of $2.3 million included in the consolidated financial statements of

Celgene Corporation and subsidiaries as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of Celgene Corporation also excluded an evaluation of the internal control over financial reporting of Penn T Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2004, and the related financial statement schedule, and our report dated March 18, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP

Short Hills, New Jersey
March 18, 2005

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

--------------------------------------------------------------------------------------------------
December 31,                                                              2004            2003
--------------------------------------------------------------------------------------------------
                                                                                     (As Restated)
ASSETS

Current assets:
  Cash and cash equivalents                                           $   135,227     $    60,328
  Marketable securities available for sale                                613,310         606,639
  Accounts receivable, net of allowance of $2,208 and $1,530
    at December 31, 2004 and December 31, 2003, respectively               46,074          35,495
  Inventory                                                                24,404           9,696
  Deferred income taxes                                                     4,082              --
  Other current assets                                                     26,783          17,941
--------------------------------------------------------------------------------------------------
      Total current assets                                                849,880         730,099
--------------------------------------------------------------------------------------------------

  Plant and equipment, net                                                 47,319          22,546
  Intangible assets, net                                                  108,955           2,695
  Goodwill                                                                 41,258           3,490
  Deferred income taxes                                                    14,613              --
  Other assets                                                             45,268          54,196

--------------------------------------------------------------------------------------------------
      Total assets                                                    $ 1,107,293     $   813,026
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                                  $    18,650     $    15,340
    Accrued expenses                                                       68,534          55,276
    Income taxes payable                                                   41,188             281
    Current portion of deferred revenue                                     6,926             589
    Current portion of capital leases and note obligation                       8              30
    Deferred income taxes                                                   5,447              --
    Other current liabilities                                                 662             278
--------------------------------------------------------------------------------------------------
      Total current liabilities                                           141,415          71,794
--------------------------------------------------------------------------------------------------

    Long term convertible notes                                           400,000         400,000
    Deferred revenue, net of current portion                               73,992           1,122
    Capitalized leases and note obligation, net of current portion              4              16
    Other non-current liabilities                                          14,438           8,350

--------------------------------------------------------------------------------------------------
      Total liabilities                                                   629,849         481,282
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value per share, 5,000,000 shares
    authorized; none outstanding at December 31, 2004 and 2003                 --              --
  Common stock, $.01 par value per share, 275,000,000 shares authorized; issued 165,079,198 and 81,411,055 shares
    at December 31, 2004 and December 31, 2003, respectively                1,651             814
  Common stock in treasury, at cost;  10,564 shares at
    December 31, 2004 and none at December 31, 2003                          (306)             --
  Additional paid-in capital                                              641,907         607,484
  Accumulated deficit                                                    (234,410)       (287,166)
  Accumulated other comprehensive income                                   68,602          10,612

--------------------------------------------------------------------------------------------------
      Total stockholders' equity                                          477,444         331,744
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                        $ 1,107,293     $   813,026
==================================================================================================

See accompanying Notes to Consolidated Financial Statements

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------
Years ended December 31,                                 2004           2003            2002
------------------------------------------------------------------------------------------------
                                                                   (As Restated)   (As Restated)
Revenue:

  Net product sales                                   $ 330,571      $ 244,453       $ 122,921
  Collaborative agreements and other revenue             20,012         15,174           8,115
  Royalty revenue                                        26,919         11,848           4,710
------------------------------------------------------------------------------------------------
      Total revenue                                     377,502        271,475         135,746
------------------------------------------------------------------------------------------------

Expenses:

  Cost of goods sold                                     59,726         52,950          20,867
  Research and development                              160,852        122,700          84,924
  Selling, general and administrative                   114,196         98,474          66,172
  Litigation settlement and related agreements               --             --          22,704
  Acquired in-process research and development               --             --          55,700
------------------------------------------------------------------------------------------------
      Total expenses                                    334,774        274,124         250,367
------------------------------------------------------------------------------------------------

Operating income (loss)                                  42,728         (2,649)       (114,621)

Other income and expense:
  Interest and other income                              29,994         38,369          23,058
  Equity in losses of associated company                     --          4,392              --
  Interest expense                                        9,551          5,667              27

------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        63,171         25,661         (91,590)
------------------------------------------------------------------------------------------------

Income tax provision (benefit)                           10,415            718             (98)

------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                 52,756         24,943         (91,492)
------------------------------------------------------------------------------------------------

Discontinued operations:
  Gain on sale of chiral assets                              --            750           1,000

------------------------------------------------------------------------------------------------
Net income (loss)                                     $  52,756      $  25,693       $ (90,492)
================================================================================================

Income (loss) from continuing operations per
  common share:
        Basic                                         $    0.32      $    0.15       $   (0.60)
        Diluted                                       $    0.31      $    0.14       $   (0.60)
Discontinued operations per common share:
        Basic                                         $      --      $    0.01       $    0.01
        Diluted                                       $      --      $    0.01       $    0.01
Net income (loss) per common share:
        Basic                                         $    0.32      $    0.16       $   (0.59)
        Diluted                                       $    0.31      $    0.15       $   (0.59)

Weighted average number of shares of common
  stock utilized to calculate per share amounts:
        Basic                                           163,869        161,774         154,674
                                                      =========      =========       =========

        Diluted                                         172,855        170,796         154,674
                                                      =========      =========       =========

See accompanying Notes to Consolidated Financial Statements

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    2004           2003           2002
------------------------------------------------------------------------------------------------------------------
                                                                                      (As Restated)  (As Restated)
Cash flows from operating activities:
Income (loss) from continuing operations                                 $  52,756      $  24,943      $ (91,492)

Adjustments to reconcile income (loss) from continuing
  operations to net cash provided by (used in) operating activities:
    Depreciation and amortization of long-term assets                        9,690          8,027          5,182
    Provision for accounts receivable allowances                               867            448            295
    Realized gain on marketable securities available for sale               (3,050)        (7,355)        (5,946)
    Unrealized loss (gain) on value of EntreMed warrants                     1,922        (16,574)            --
    Equity losses in associated companies                                       --          4,392             --
    Non-cash write-off of acquired in-process research and
      development                                                               --             --         55,700
    Non-cash stock-based compensation expense                                  449            704            467
    Amortization of premium/discount on marketable
      securities available for sale, net                                     2,085          1,238            367
    Loss on sale of equipment                                                   --             84             --
    Amortization of debt issuance cost                                       2,443          1,422             --
    Amortization of discount on note obligation                                108            137             --
    Shares issued for employee benefit plans                                 4,267          2,775            966

Change in current assets and liabilities, excluding the effect of acquisition:
    Increase in accounts receivable                                         (5,603)       (18,273)        (4,166)
    Increase in inventory                                                  (11,192)        (4,891)        (1,198)
    Increase in other operating assets                                     (19,869)        (9,253)        (2,917)
    Increase in accounts payable, accrued expenses
      and taxes payable                                                     41,858         30,403         19,298
    Increase (decrease) in deferred revenue                                 79,208            498         (4,866)
------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating activities                155,939         18,725        (28,310)
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                   (36,015)       (11,227)       (11,077)
    Business acquisition, net of cash received                            (109,882)            --        (10,299)
    Proceeds from the sale of equipment                                         --            138             --
    Proceeds from sales and maturities of marketable securities
      available for sale                                                   539,200        415,595        133,265
    Purchases of marketable securities available for sale                 (478,939)      (836,827)       (40,116)
    Investment in convertible notes                                             --        (12,000)            --
    Purchase of investment securities                                       (7,000)            --         (9,508)
    Proceeds from the sale of chiral intermediate assets                        --            750          1,000
------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                (92,636)      (443,571)        63,265
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from exercise of common stock options
      and warrants                                                          16,342         11,970          3,968
    Proceeds from convertible notes                                             --        400,000             --
    Debt issuance cost                                                          --        (12,212)            --
    Proceeds from notes receivable from stockholders                            --             42             --
    Purchase of treasury stock                                                (306)            --             (2)
    Repayment of capital lease and note obligations                            (34)          (101)          (587)
------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                           16,002        399,699          3,379
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                (4,406)            --             --
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        74,899        (25,147)        38,334

Cash and cash equivalents at beginning of period                            60,328         85,475         47,141
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                               $ 135,227      $  60,328      $  85,475
==================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                               CELGENE CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)

----------------------------------------------------------------------------------------------
Years Ended December 31,                                         2004        2003         2002
----------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and
  financing activity:
    Change in net unrealized gain (loss) on marketable
      securities available for sale                            53,312      (3,584)        (377)
                                                             ---------------------------------

    Issuance of common stock upon the conversion of
      convertible notes and accrued interest thereon, net          --          --       11,714
                                                             ---------------------------------

    Equipment acquisition on capital leases                                   110           --
                                                             ---------------------------------

    Deferred compensation relating to stock options                --          --         (328)
                                                             ---------------------------------

    Issuance of common stock, options and warrants in
      connection with acquisition of Anthrogenesis                 --          --       47,441
                                                             ---------------------------------

Supplemental disclosure of cash flow information:
    Interest paid                                               7,000       3,584           27
                                                             ---------------------------------

    Cash paid for income taxes (received for tax benefit)       5,493        (653)          --
                                                             ---------------------------------

See accompanying Notes to Consolidated Financial Statements

                               CELGENE CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                                  Accu-
                                                                                                                 mulated
                                                                                                       Notes     Other
                                                                                                     Receivable  Compre-
                                                                  Additional    Accu-      Deferred     from     hensive
                                                Common  Treasury   Paid-in     mulated     Compen-     Stock-    Income
Years Ended December 31, 2004, 2003 and 2002    Stock     Stock    Capital     Deficit     sation     holders    (Loss)     Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2001                  $   756   $   (3)  $ 527,023  $ (222,367)  $ (1,593)     $ (42)  $  6,651  $ 310,425
-----------------------------------------------------------------------------------------------------------------------------------
Net loss (As Restated)                                                          (90,492)                                    (90,492)
Other comprehensive income:
  Net change in unrealized gain (loss) on
    available for sale securities, net of tax                                                                      6,323      6,323
  Less: reclassification adjustment for gain
    included in net loss                                                                                          (5,946)    (5,946)
                                                                                                                          ---------
Comprehensive loss (As Restated)                                                                                          $ (90,115)
Exercise of stock options and warrants              12                3,956                                                   3,968
Issuance of common stock for employee
  benefit plans                                     --        5         961                                                     966
Purchase of treasury stock                                   (2)                                                                 (2)
Conversion of long-term convertible notes           19               11,695                                                  11,714
Shares issued pursuant to Anthrogenesis
  acquisition                                       15               47,426                                                  47,441
Reduction of deferred compensation
  for terminations                                                     (328)                   328                               --
Amortization of deferred compensation                                                        1,265                            1,265
Expense related to non-employee stock options
  and restricted stock granted to employees                             467                                                     467
Income tax benefit upon exercise of
  stock options                                                          77                                                      77
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002 (As Restated)    $   802   $   --   $ 591,277  $ (312,859)  $     --      $ (42)  $  7,028  $ 286,206
-----------------------------------------------------------------------------------------------------------------------------------
Net income (As Restated)                                                         25,693                                      25,693
Other comprehensive income:
  Net change in unrealized gain (loss) on
    available for sale securities, net of tax                                                                     10,939     10,939
  Less: reclassification adjustment for gain
    included in net income                                                                                        (7,355)    (7,355)
                                                                                                                          ---------
Comprehensive income (As Restated)                                                                                        $  29,277
Exercise of stock options and warrants              11               11,959                                                  11,970
Issuance of common stock for employee
  benefit plans                                      1                2,774                                                   2,775
Expense related to non-employee stock options
  and restricted stock granted to employees                             704                                                     704
Income tax benefit upon exercise of
  stock options                                                         770                                                     770
Collection of notes receivable from
  stockholders                                                                                             42                    42
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003 (As Restated)    $   814   $   --   $ 607,484  $ (287,166)  $     --      $  --   $ 10,612  $ 331,744
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                       52,756                                      52,756
Other comprehensive income:
  Net change in unrealized gain (loss) on
    available for sale securities, net of tax                                                                     56,362     56,362
  Less: reclassification adjustment for gain
    included in net income                                                                                        (3,050)    (3,050)
Currency translation adjustments                                                                                   4,678      4,678
                                                                                                                          ---------
Comprehensive income                                                                                                      $ 110,746
Purchase of treasury stock                                 (306)                                                               (306)
Issuance of common stock related to the 2:1
  stock split                                      823                 (823)                                                      -
Exercise of stock options and warrants              13               16,329                                                  16,342
Issuance of common stock for employee
  benefit plans                                      1                4,266                                                   4,267
Expense related to non-employee stock options
  and restricted stock granted to employees                             449                                                     449
Income tax benefit upon exercise of
  stock options                                                      14,202                                                  14,202
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2004                  $ 1,651   $ (306)  $ 641,907  $ (234,410)  $     --      $  --   $ 68,602  $ 477,444
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(1)   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION: Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is an integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases through regulation of cellular, genomic and proteomic targets. The Company's commercial stage programs include pharmaceutical sales of THALOMID(R) and ALKERAN(R), a licensing agreement with Novartis for FOCALIN(R) and the entire RITALIN(R) family of drugs, as well as, biotherapeutic products through Celgene Cellular Therapeutics, or CCT, a wholly owned subsidiary. THALOMID(R) (thalidomide), the Company's lead product, was approved in July 1998 for the treatment of erythema nodosum leprosum, or ENL, by the U.S. Food and Drug Administration, or FDA. Net THALOMID(R) product sales accounted for approximately 82%, 82% and 88% of total revenues in 2004, 2003 and 2002, respectively. In October 2004, the Company acquired all of the outstanding shares of Penn T Limited, the UK based manufacturer of THALOMID(R). This acquisition expanded the Company's corporate capabilities and enabled the Company to control manufacturing for THALOMID(R) worldwide. In March 2003, the Company entered into a three-year supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN(R) (melphalan) in all dosage forms in the United States under Celgene's label. In November 2001, the Company received FDA approval for FOCALIN(R), its refined version of RITALIN(R), for the treatment of attention deficit disorder/attention deficit hyperactivity disorder. FOCALIN(R) is marketed by Novartis Pharma AG. Under the agreement with Novartis, the Company receives royalty payments on the entire RITALIN(R) family line of products. In December 2002, the Company acquired Anthrogenesis Corp., or Celgene Cellular Therapeutics, a privately held New Jersey based biotherapeutics company and cord blood banking business, which is pioneering the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. The portfolio of products in the Company's preclinical and clinical-stage pipeline includes Immunomodulatory Drugs, or IMiDs(TM), and PDE4 Inhibitors. The Company hopes to use its extensive knowledge on THALOMID(R) as a blueprint to advance these next generation compounds. Through a "bottom up" approach (target screening, bioinformatics, assay development, libraries and cellular disease models) at its San Diego, California subsidiary, Signal Pharmaceuticals LLP, the Company has also produced such compounds as Benzopyrans and Selective Estrogen Receptor Modulators, or SERMs, Kinases Inhibitors, Tubulin Inhibitors, and Ligase Modulators.

During 2004, the Company initiated a two-for-one common stock split increasing the number of authorized shares to 275,000,000 with a par value of $.01 per share, of which 165,068,634 shares were outstanding at December 31, 2004.

The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All inter-company transactions and balances have been eliminated. The equity method of accounting is used for the Company's investment in EntreMed convertible voting preferred shares. Certain reclassifications have been made to prior years' financial statements in order to conform to the current year's presentation.

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

CASH EQUIVALENTS: At December 31, 2004 and 2003, cash equivalents consisted principally of highly liquid funds invested in commercial paper, money market funds, and U.S. government securities such as

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

treasury bills and notes. These instruments have maturities of three months or less when purchased and are stated at cost, which approximates market value because of the short maturity of these investments.

FINANCIAL INSTRUMENTS: Certain financial instruments reflected in the Consolidated Balance Sheets, (e.g., cash and cash equivalents, accounts receivable, certain other assets, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value. The fair values of financial instruments other than marketable securities, which includes the EntreMed warrants that are classified in other non-current assets, are determined through a combination of management estimates and information obtained from third parties using the latest market data. The fair value of marketable securities available for sale is based on quoted market prices.

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security is established.

In September 2004, the Emerging Issues Task Force, or EITF, delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its consolidated financial position and results of operations.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

The  Company  previously   followed  the  common  practice  of  classifying  its
investments in auction rate notes as cash and cash equivalents on the Consolidated Balance Sheet. It was determined that these instruments are not cash equivalents and therefore, the Company has made a reclassification to its Consolidated Balance Sheet as of December 31, 2003 in order to conform to the current year's presentation. The reclassification resulted in a decrease in cash and cash equivalents and a corresponding increase in marketable securities available for sale as of December 31, 2003 of approximately $207.1 million. The reclassification resulted in a net decrease of $207.1 million in net cash provided by investing activities in 2003, which was comprised of the following components; an increase in the proceeds from the sale of marketable securities of $229.2 million and an increase in the purchase of marketable securities of approximately $436.3 million. The Company did not hold such securities in 2002.

CONCENTRATION OF CREDIT RISK: Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government agency securities and mortgage obligations and marketable debt securities of financial institutions and corporations with strong credit ratings. In March 2004, the Company converted a

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

$12.0 million senior convertible note issued by Pharmion Corporation, plus accrued interest of $0.7 million into 1,150,511 shares of Pharmion common stock. Additionally, in September 2004, warrants to purchase 789,089 shares of Pharmion common stock were exercised, resulting in a total investment of 1,939,600 shares of Pharmion Corporation common stock. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates. The Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. The Company has not experienced any significant losses on its investments.

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

INVENTORY: Inventories are carried at the lower of cost or market using the first-in, first-out, or FIFO, method.

PLANT AND EQUIPMENT: Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. The estimated useful lives of fixed assets are as follows:

         Buildings                                             40 years
         Leasehold improvements                                10 years
         Laboratory equipment and machinery                     5 years
         Furniture and fixtures                                 5 years
         Computer Equipment                                     3 years

Maintenance and repairs are charged to operations as incurred, while renewals and improvements are capitalized.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of cost of an acquired entity over the fair value of identifiable assets acquired and liabilities assumed in a business combination. Under Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized to their estimated residual values over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", or SFAS 144.

Intangible assets are categorized as either a) supply agreements, b) supplier relationships, c) customer lists and d) technology. Amortization periods related to these categories are 13 years, 5 years, 15 years and 10 years, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, software costs and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

BUSINESS COMBINATIONS: SFAS No. 141, "Business Combinations", or SFAS 141, requires that all business combinations consummated after June 30, 2001 be accounted for using the purchase method of accounting. Under SFAS 141, the pooling-of-interests method of accounting for business combinations is no longer permitted. The Company's acquisitions of Penn T Limited on October 21, 2004 and Anthrogenesis Corp. on December 31, 2002, were accounted for using the purchase method. The acquisition of Signal Pharmaceuticals, Inc., which was completed on August 31, 2000, was accounted for using the pooling-of-interests method.

FOREIGN CURRENCY TRANSLATION: Operations in non-U. S. subsidiaries are generally recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for non-U. S. subsidiaries are translated from local currencies into U. S. dollars using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded in accumulated translation adjustments and recognized as a component of other comprehensive income. Transaction gains and losses are recorded as incurred in other income (expense), net in the Consolidated Statements of Income.

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

REVENUE RECOGNITION: Revenue from the sale of products is recognized upon product shipment. Provisions for discounts for early payments, rebates and sales returns under terms customary in the industry are provided for in the same period the related sales are recorded. Provisions recorded in 2004, 2003 and 2002 totaled approximately $54.5 million, $38.8 million and $16.1 million, respectively. Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 104 upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

revenue and recognized over the estimated service period. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.

SAB No. 104 updates the guidance in SAB No. 101 and requires companies to identify separate units of accounting based on the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES", or EITF 00-21. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement. Prior to the adoption of EITF 00-21, revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, were recognized when and if the milestones were achieved.

Continuation of certain contracts and grants are dependent upon the Company achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project. Grant revenue is recognized in accordance with the terms of the grant and as services are performed, and generally equals the related research and development expense.

STOCK-BASED COMPENSATION: The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed stock option plans. As such, compensation expense for grants to employees or members of the Board of Directors would be recorded on the date of grant only if the current market price of the Company's stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation", or SFAS 123, as amended, establishes accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As permitted under SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment", or SFAS 123R, that addresses the accounting for share-based payment transactions in which employee services are received in exchange for either equity instruments of the company, liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Instead, under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company is currently evaluating the impact of adopting this statement

The following  table  illustrates the effect on net income (loss) and net income
(loss) per share as if the fair value-based method under SFAS 123 had been applied.

------------------------------------------------------------------------------------------------------------------
                                                                       2004              2003              2002
------------------------------------------------------------------------------------------------------------------
                                                                                     As restated       As restated
Net income (loss)                                                  $    52,756       $    25,693       $   (90,492)
   Add stock-based employee compensation expense included in
    reported net income (loss)                                             250               250             1,515
   Deduct total stock-based employee compensation expense
    determined under the fair value-based method for all
    awards                                                             (26,027)          (21,226)          (19,616)
                                                                   -----------------------------------------------
   Pro forma                                                       $    26,979       $     4,717       $  (108,593)
                                                                   ===============================================

------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share:
   Basic                                                           $      0.32       $      0.16       $     (0.59)
   Basic, pro forma                                                       0.16              0.03             (0.70)
   Diluted                                                                0.31              0.15             (0.59)
   Diluted, pro forma                                                     0.16              0.03             (0.70)
------------------------------------------------------------------------------------------------------------------

The pro forma effects on net income (loss) and net income (loss) per common share for 2004, 2003 and 2002 may not be representative of the pro forma effects in future years.

The weighted-average fair value per share was $10.44, $7.27 and $4.07 for stock options granted in 2004, 2003 and 2002, respectively. The company estimated the fair values using the Black-Scholes option-pricing model based on the following assumptions:

--------------------------------------------------------------------------------
                                                 2004         2003         2002
--------------------------------------------------------------------------------
Risk-free interest rate                          3.05%        2.39%        2.02%
Expected stock price volatility                  47.4%        52.5%          58%
Expected term until exercise (years)             3.70         3.50         2.89
Expected dividend yield                             0%           0%           0%

EARNINGS PER SHARE: Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss), which represents the change in equity from non-owner sources, consists of net income (losses), changes in currency translation adjustments and the change in net unrealized gains (losses) on marketable securities classified as available for sale. Comprehensive income (loss) is presented in the Consolidated Statements of Stockholders' Equity.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

CAPITALIZED SOFTWARE COSTS: Capitalized software costs are capitalized in accordance with Statement of Position No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED AND OBTAINED FOR INTERNAL USE, are included in other assets and are amortized over their estimated useful life of three years from the date the systems are ready for their intended use.

ASSET RETIREMENT OBLIGATIONS: On January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", or SFAS 143. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of an asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. The fair value of the liability is added to the carrying amount of the associated asset and is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is ultimately settled for an amount other than the carrying amount of the liability, a gain or loss is recognized on settlement. In connection with its adoption of SFAS 143, the Company recorded an asset retirement liability of approximately $0.2 million relating to the Company's obligation to remove certain leasehold improvements at its Warren, New Jersey facility at the end of the lease-term. The Company did not recognize a cumulative effect adjustment for this accounting change because the amount was immaterial. At December 31, 2004 and 2003, the asset retirement liability was approximately $0.2 million. Accretion and depreciation expense for both the years ended December 31, 2004 and 2003 was immaterial.

NEW ACCOUNTING PRINCIPLES: Emerging Issues Task Force, or EITF, Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or EITF 03-01, was issued in February 2004. EITF 03-01 stipulates disclosure requirements for investments with unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF 03-01 are effective for fiscal years ending after December 15, 2003. We have complied with the disclosure provisions of EITF 03-01. In September 2004, the FASB staff issued two proposed FASB Staff Positions, or FSP: Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interests rate and/or sector spread increases. We are currently monitoring these developments to assess the potential impact on our financial position and results of operations.

EITF Issue No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." In April 2004, the EITF issued Statement No. 03-6, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-6 addresses a number of questions regarding the computation of earnings per share by a company that has issued securities other than common stock that contractually entitle the holder to the right to participate in dividends when, and if, declared. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying the definition of a participating security and how to apply the two-class method. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004 and was required to be retroactively applied. We evaluated the terms of our convertible notes and debentures and determined that none of these instruments qualified as participating securities under the provisions of EITF 03-6. As a result, the adoption of EITF 03-6 had no impact on the Company.

EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock," or EITF 02-14, is effective in the fourth quarter of 2004. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock. EITF 02-14 also provides characteristics to be evaluated in determining whether an investment in other than common stock is in-substance substantially similar to an investment in that entity's common stock and thus, accounted for under the equity method. For investments that are not common stock or in-substance common stock, but were accounted for under the equity method, EITF 02-14 requires discontinued use of the equity method of accounting prospectively for reporting periods beginning after September 15, 2004. Previously recognized equity method earnings and losses should not be reversed.

Based on the above guidance, the Company concluded that its EntreMed preferred stock investment, which had previously been written-down to zero under the equity method of accounting, was not in-substance common stock as defined in EITF 02-14 and therefore, discontinued use of the equity method of accounting beginning on October 1, 2004. Prospectively, the Company will account for such investment under the cost method since the preferred stock is not publicly traded. This change does not impact the carrying value of the EntreMed preferred stock investment and accordingly, did not have an impact on the Company's consolidated financial statements.


(2)   RESTATEMENT OF FINANCIAL STATEMENTS

Following a review in December 2004 of the Company's accounting treatment for the convertible preferred shares and warrants the Company received in connection with the December 31, 2002 litigation settlement and related agreements with EntreMed, Inc. and the Children's Medical Center Corporation, or CMCC, it was determined that an

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

adjustment to the Company's consolidated financial statements was required for the years ended December 31, 2003 and 2002. The Company paid approximately $26.8 million in cash and acquired all related EntreMed thalidomide analog patents, terminated the litigation and received preferred shares convertible into 16,750,000 shares of EntreMed common stock and warrants to purchase 7,000,000 shares of EntreMed common stock.

Based on what the Company believed was the appropriate accounting treatment under generally accepted accounting principles, it wrote off the entire $26.8 million at December 31, 2002 which related to the convertible preferred shares, the warrants and the litigation settlement, and did not recognize any gains or losses on the warrants during 2003 and 2004. This accounting treatment was based on multiple reasons including: (1) EntreMed's financial condition and its continuing losses; (2) the fact that the Company included the warrants along with the convertible preferred shares investment in applying the equity method of accounting, under which it wrote off the entire investment in December 2002; and (3) the Company's inability to place a reliable fair value on the warrants given the significant number of shares underlying the warrants and, in its opinion, the inability to convert the underlying shares into cash (even if the warrants were to be net share settled) without significantly affecting EntreMed's stock price.

Upon further review of the warrant terms, as well as the accounting treatment prescribed under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", or SFAS 133, and related Derivative Implementation Group, or DIG, interpretations, the Company has concluded that the warrants should be accounted for as a derivative instrument and carried on the balance sheet at fair value, with changes in fair value recorded through earnings.

In addition the Company reviewed the impairment of the investment in the EntreMed preferred shares. The Company has concluded that the investment should not have been written down as of the date of the transaction. Accordingly the Company restored the investment of $4.4 million as of December 31, 2002 and reduced the net loss by a like amount. Under the equity method of accounting, the Company recorded its share of the EntreMed losses in 2003 until the investment was written down to zero in the third quarter of 2003.

The Company has now restated its financial statements. The cumulative effect of the restatement through December 31, 2003 is an increase in other assets of $21.7 million and a decrease in accumulated deficit, of $21.7 million. Equity losses in associated companies of $4.4 million were recorded for the year ended December 31, 2003. Interest and other income increased by $16.6 million for the year ended December 31, 2003 and litigation settlement and related agreements expense decreased by $9.5 million for the year ended December 31, 2002. Previously reported diluted earnings per share increased by $0.07 and $0.06 for the years ended December 31, 2003 and 2002, respectively. The restatement did not have any impact on previously reported total revenues, reported net cash flows or 2003 operating loss.

The following is a summary of the impact of the Restatement on (i) the Company's Consolidated Balance Sheet at December 31, 2003 and (ii) its Consolidated Statement of Operations for the years ended December 31, 2003 and 2002. The Company has not presented a summary of the restatement on the Consolidated Statement of Cash Flows for any of the above-referenced years because there is no net impact for any such year.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

------------------------------------------------------------------------------------------------------
                                                         PREVIOUSLY
IN THOUSANDS, EXCEPT PER SHARE DATA                       REPORTED        ADJUSTMENTS      AS RESTATED
------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:

Consolidated Statement of Operations:
    Interest and other income                             $  21,795        $  16,574        $  38,369
    Equity losses in associated companies                        --            4,392            4,392
    Income before income taxes                               13,479           12,182           25,661
    Income from continuing operations                        12,761           12,182           24,943
    Net income                                               13,511           12,182           25,693
    Per share:
        Income from continuing operations - Basic              0.08             0.07             0.15
        Income from continuing operations - Diluted            0.07             0.07             0.14

        Net income - Basic                                     0.08             0.08             0.16
        Net income - Diluted                                   0.08             0.07             0.15

Consolidated Balance Sheet:
    Other assets                                          $  32,506        $  21,690        $  54,196
    Total assets                                            791,336           21,690          813,026
    Accumulated deficit                                    (308,856)          21,690         (287,166)
    Total stockholders' equity                              310,054           21,690          331,744
------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2002:

Consolidated Statement of Operations:
    Litigation settlement and related agreements          $  32,212        $  (9,508)       $  22,704
    Total expenses                                          259,875           (9,508)         250,367
    Operating loss                                          124,129           (9,508)         114,621
    Loss before income taxes                               (101,098)           9,508          (91,590)
    Loss from continuing operations                        (101,000)           9,508          (91,492)
    Net loss                                               (100,000)           9,508          (90,492)
    Per share:
        Loss from continuing operations - Basic               (0.65)            0.05            (0.60)
        Loss from continuing operations - Diluted             (0.65)            0.05            (0.60)

        Net loss - Basic                                      (0.65)            0.06            (0.59)
        Net loss - Diluted                                    (0.65)            0.06            (0.59)
------------------------------------------------------------------------------------------------------

Refer to Note 20 (unaudited) for the impact of the restatement on the 2004 and 2003 quarterly information. In addition, certain prior year amounts in Notes 1, 3, 4, 5, 9, 17, 19 and 20 have been restated to reflect the restatement adjustments described above.

(3)   ACQUISITIONS AND DISPOSITIONS

PENN T LIMITED: On October 21, 2004, the Company, through an indirect wholly-owned subsidiary, acquired all of the outstanding shares of Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R), from a consortium of private investors for a US dollar equivalency of approximately $117.4 million in cash, net of cash acquired and including working capital adjustments and total estimated transaction costs. The cash consideration was determined by the parties in arms-length negotiations. As of December 31, 2004 approximately $109.9 million of the total consideration had been paid utilizing existing cash and cash

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

equivalents. The remaining $7.5 million, which relates to the working capital adjustment payable to the former Penn T investors and additional transaction costs, is expected to be paid in early 2005. Penn T was subsequently renamed Celgene UK Manufacturing II, Limited, or CUK II. The results of CUK II after October 21, 2004 are included in the consolidated financial statements.

Prior to the acquisition, Celgene and Penn T were parties to a manufacturing agreement pursuant to which Penn T manufactured THALOMID(R) for Celgene. Through a manufacturing agreement entered into in connection with the acquisition, the Company is able to control manufacturing for THALOMID(R) worldwide and increases its participation in the potential growth of THALOMID(R) opportunities in key international markets. This acquisition was accounted for using the purchase method of accounting for business combinations. The purchase price allocation resulted in the following amounts being allocated to the assets received and liabilities assumed at the acquisition date based upon their respective fair values.

    (THOUSANDS)                                            October 21, 2004
    -----------------------------------------------------------------------
    Current assets                                             $ 16,855
    Intangible assets                                            99,841
    Goodwill                                                     35,812
    -----------------------------------------------------------------------
    Assets Acquired                                             152,508
    -----------------------------------------------------------------------
    Current liabilities                                           1,983
    Deferred taxes                                               33,144
    -----------------------------------------------------------------------
    Liabilities assumed                                          35,127
    -----------------------------------------------------------------------
    Net assets acquired                                        $117,381
    =======================================================================

The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimated fair value of assets acquired and liabilities assumed. The intangible assets consist of supply agreements that are being amortized over their useful lives, which are primarily 13 years. The resulting goodwill and intangible assets have been assigned to the Company's Human Pharmaceuticals operating segment. The intangible assets consists primarily of a product supply agreement that Penn T has with a third party.

The following unaudited pro forma information presents a summary of consolidated results of operations for the years ended December 31, 2004 and 2003 as if the acquisition of Penn T had occurred on January 1, 2004 and January 1, 2003, respectively. The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

     -----------------------------------------------------------------------
     Pro forma (UNAUDITED)                              2004          2003
     -----------------------------------------------------------------------

     Total revenues                                  $ 394,097     $ 283,162

     Net income                                         56,661        25,673

     Net income per diluted share                    $    0.33     $    0.15
     -----------------------------------------------------------------------

The unaudited pro forma information for both years excludes adjustments relating to the inventory step-up to fair value of $3.2 million and a receivable of $7.4 million attributable to the pre-acquisition period for inventory already shipped for which the Company will now receive an additional payment. The unaudited pro forma information for both years also includes adjustments to reflect the amortization of intangible assets resulting from the acquisition.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

ANTHROGENESIS ACQUISITION: On December 31, 2002, the Company completed its acquisition of Anthrogenesis Corp. for an aggregate purchase price of approximately $60.0 million. Anthrogenesis is a biotherapeutics company developing processes for the recovery of stem cells from human placental tissue following the completion of a successful full-term pregnancy that now operates as Celgene Cellular Therapeutics, or CCT. In the transaction, the Company issued 1,455,381 shares of common stock on a pre October 2004 stock split basis valued at $31.2 million and 1,247,203 stock options, also on a pre stock split basis and warrants valued at $16.7 million in exchange for all the outstanding shares, options and warrants of Anthrogenesis. The share conversion equated to an exchange ratio of 0.4545 of a share of Celgene common stock for each share of Anthrogenesis common stock outstanding. The Anthrogenesis stock options and warrants were converted at the same exchange ratio. Also included in the purchase price was an outstanding convertible loan of $8.5 million due to the Company from Anthrogenesis, bearing interest at prime plus 2%, and $3.6 million of acquisition related costs, which consisted of transaction fees for financial advisors, attorneys, accountants and other related charges

The acquisition of Anthrogenesis was structured as a tax-free reorganization under Section 368(a) of the Internal Revenue Code and was accounted for using the purchase method of accounting for business combinations. The Company's Consolidated Financial Statements as of December 31, 2002 include the net assets and liabilities of Anthrogenesis. In-process research and development activities totaling approximately $55.7, were charged to operations at the acquisition date.

The following unaudited pro forma information presents a summary of consolidated results of operations for the year ended December 31, 2002 as if the acquisition of Anthrogenesis had occurred on January 1, 2002. The unaudited pro forma net loss and net loss per share amounts include a charge for in-process research and development of approximately $55.7 million, which was expensed at the acquisition date and also includes an adjustment to reflect amortization of intangibles recorded in conjunction with the acquisition. The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods. Anthrogenesis' results of operations included in the following pro forma financial information are derived from their unaudited financial statements for the year ended December 31, 2002.

       ----------------------------------------------------------------
       Pro forma (UNAUDITED)                                     2002
       ----------------------------------------------------------------

       Total revenues                                         $ 138,000

       Net loss                                                (108,505)

       Net loss per share                                     $   (0.70)

DISPOSITION OF CHIRAL INTERMEDIATES BUSINESS: In January 1998, the Company completed the sale of its chiral intermediate business to Cambrex Corporation. The Company received $7.5 million upon the closing of the transaction and is entitled to future royalties, with a present value not exceeding $7.5 million and certain minimum royalty payments due in 2000 through 2003. Included in the transaction were the rights to Celgene's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the pipeline of third party products and the equipment and personnel associated with the business. Pursuant to the minimum royalty provision of the agreement, the Company received approximately $0.8 million and $1.0 million during 2003 and 2002, respectively.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(4)   EARNINGS PER SHARE (EPS)

-------------------------------------------------------------------------------------------------------------
                                                                           2004        2003           2002
-------------------------------------------------------------------------------------------------------------
                                                                                   As restated    As restated
INCOME (NUMERATOR):
Income (loss) from continuing operations                                $ 52,756     $ 24,943     $   (91,492)
Discontinued Operations - gain on sale of chiral assets                       --          750           1,000
                                                                        -------------------------------------
Net income (loss)                                                       $ 52,756     $ 25,693     $   (90,492)
                                                                        =====================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (DENOMINATOR):
Basic:                                                                   163,869      161,774         154,674
Effect of dilutive securities:
    Options                                                                8,531        8,740              --
    Warrants                                                                 218          186              --
    Restricted shares and other long-term incentives                         237           96              --
                                                                        -------------------------------------
Diluted:                                                                 172,855      170,796         154,674
                                                                        =====================================

EARNINGS PER SHARE:
Income (loss) from continuing operations
    Basic                                                               $   0.32     $   0.15     $     (0.60)
    Diluted                                                             $   0.31     $   0.14     $     (0.60)
Discontinued Operations - gain on sale of chiral assets
    Basic                                                               $     --     $   0.01     $      0.01
    Diluted                                                             $     --     $   0.01     $      0.01
Net income (loss)
    Basic                                                               $   0.32     $   0.16     $     (0.59)
    Diluted                                                             $   0.31     $   0.15     $     (0.59)
-------------------------------------------------------------------------------------------------------------

The assumed conversion or exercise of all potentially dilutive common shares is not included in the diluted loss per share computation for 2002 since the Company recognized a net loss for that period and including potentially dilutive common shares in the diluted earnings per share computation when there is a net loss will result in an anti-dilutive per share amount. The potential common shares related to the convertible notes issued June 3, 2003 (see Note 10) were anti-dilutive and were excluded from the diluted earnings per share computation for the years 2004 and 2003. The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 20,843,378, 21,128,720 and 22,092,542 in 2004,
2003 and 2002, respectively.

(5)   LITIGATION SETTLEMENT AND RELATED AGREEMENTS

On December 31, 2002, the Company entered into a series of agreements with EntreMed, Inc. and Children's Medical Center Corporation, or CMCC, terminating ongoing litigation relating to patents for thalidomide analogs and directly granting to the Company, an exclusive license issued by CMCC for the rights to those patents. Under the terms of an asset purchase agreement with EntreMed, the Company paid EntreMed $10.0 million for all thalidomide analog patents and associated clinical data and records, and the termination of any litigation surrounding those patents. Under the terms of a securities purchase agreement with EntreMed, the Company acquired from EntreMed 3,350,000 shares of Series A Convertible Preferred Stock and warrants to purchase an additional 7,000,000 common shares for an aggregate cash consideration of approximately $16.8 million. The Series A

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Convertible Preferred Stock is convertible, at the option of the Company, into an aggregate of 16,750,000 shares of common stock at an initial conversion price of $1.00 per share provided, however, that the conversion price in effect from time to time shall be subject to certain adjustments. Dividends are payable prior and in preference to the declaration or payment of any dividend or distribution to the holders of common stock. The Company shall have the right to one vote for each share of Common Stock into which such share of Series A Convertible Preferred Stock could then be converted and with respect to such vote the Company shall have full voting rights and powers equal to the voting rights and powers of the holders of shares of Common Stock. The Company completed an assessment of the estimated realizable value of the investment. After assessing the level of the Company's ownership interest in EntreMed, its history of operating losses and the fact that EntreMed is a clinical-stage biopharmaceutical company engaged primarily in research and development activities with proposed products and research programs in the early stage of clinical development, the entire amount of such Preferred Stock was written down. As restated, the Company ascribed a value of $11.6 million to the convertible preferred stock.

The Company signed an exclusive license agreement with CMCC that terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted to Celgene an exclusive worldwide license for the analog patents. The Company paid CMCC $2.5 million in December 2002 and $0.5 million in January 2004 under the agreement. Another $2.0 million is payable between 2005 and 2006. The present value of these payments totaled $4.7 million and was expensed in 2002. Additionally, the Company entered into a five year sponsored research agreement with CMCC whereby the Company has committed $0.3 million per year in funding. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

Prior to the restatement, Celgene recorded a charge to earnings for the cost of these agreements and related expenses of $32.2 million in 2002 including the write-down of the EntreMed Convertible Preferred Stock and certain legal expenses incurred in connection with the settlement.

The warrants have an exercise price of $1.50 per share, vest after six months from the date of grant and expire after seven years from the date of grant. The warrants also include a net settlement feature and as discussed in Note 2, it was subsequently determined that they should be accounted for as a derivative. The Company has ascribed a value of $5.1 million to the warrants as of December 31, 2002, which represents their fair value at such date.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(6)   MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2004 and 2003, was as follows:

----------------------------------------------------------------------------------------------------------
                                                                 GROSS            GROSS          ESTIMATED
                                               AMORTIZED       UNREALIZED       UNREALIZED         FAIR
DECEMBER 31, 2004                                 COST            GAIN             LOSS            VALUE
----------------------------------------------------------------------------------------------------------
Government agencies mortgage obligations       $ 166,959       $   1,107        $    (904)       $ 167,162
Government agency bonds and notes                    798              --               (7)             791
Corporate debt securities                        147,864           2,723             (650)         149,937
Auction rate notes                               213,550              --               --          213,550
Marketable equity securities                      20,212          61,658               --           81,870
                                               -----------------------------------------------------------
                                               $ 549,383       $  65,488        $  (1,561)       $ 613,310
                                               ===========================================================

----------------------------------------------------------------------------------------------------------
                                                                 GROSS            GROSS          ESTIMATED
                                               AMORTIZED       UNREALIZED       UNREALIZED         FAIR
DECEMBER 31, 2003                                 COST            GAIN             LOSS            VALUE
----------------------------------------------------------------------------------------------------------
Government agencies mortgage obligations       $ 188,319       $   1,053        $    (186)       $ 189,186
Government agency bonds and notes                    650               1               (5)             646
Auction rate notes                               207,125              --               --          207,125
Corporate debt securities                        199,933           9,977             (228)         209,682
                                               -----------------------------------------------------------
                                               $ 596,027       $  11,031        $    (419)       $ 606,639
                                               ===========================================================

The fair value of available-for-sale securities with unrealized losses at December 31, 2004 was as follows:

----------------------------------------------------------------------------------------------------------------------
                                     LESS THAN 12 MONTHS          12 MONTHS OR LONGER                  TOTAL
                                     -------------------          -------------------                  -----
                                 ESTIMATED        GROSS        ESTIMATED        GROSS        ESTIMATED        GROSS
                                   FAIR         UNREALIZED       FAIR         UNREALIZED       FAIR         UNREALIZED
DECEMBER 31, 2004                  VALUE           LOSS          VALUE           LOSS          VALUE           LOSS
----------------------------------------------------------------------------------------------------------------------
Government agencies mortgage
   obligations                    $ 55,279       $   (648)      $ 16,635       $   (256)      $ 71,914       $   (904)
Government agency bonds
   and notes                           641             (7)                                         641             (7)
Corporate debt securities           26,595           (650)                                      26,595           (650)
                                  -----------------------------------------------------------------------------------
                                  $ 82,515       $ (1,305)      $ 16,635       $   (256)      $ 99,150       $ (1,561)
                                  ===================================================================================

Unrealized losses were due to changes in interest rates and are deemed to be temporary.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Maturities of debt securities classified as available-for-sale were as follows at December 31, 2004:

     ---------------------------------------------------------------------------
                                                      AMORTIZED            FAIR
                                                        COST              VALUE
     ---------------------------------------------------------------------------

     Due within one year                             $  288,320       $  288,542
     Due after one year through three years             111,063          112,424
     Due after three years through five years            31,778           31,895
     Due after five years through seven years            80,717           80,862
     Due after seven years                               17,293           17,717
                                                     ---------------------------
                                                     $  529,171       $  531,440
                                                     ===========================

(7)   INVENTORY

Inventory at December 31, 2004 and 2003 consisted of the following:

     ---------------------------------------------------------------------------
                                                        2004            2003
     ---------------------------------------------------------------------------

    Raw materials                                    $     4,081      $    3,009
    Work in process                                        4,356           2,537
    Finished goods                                        15,967           4,150
                                                     ---------------------------
                                                     $    24,404      $    9,696
                                                     ===========================

(8)   PLANT AND EQUIPMENT

Plant and equipment at December 31, 2004 and 2003 consisted of the following:

    ----------------------------------------------------------------------------
                                                          2004             2003
    ----------------------------------------------------------------------------

    Land                                                $ 9,884          $    --
    Buildings                                            15,474               --
    Laboratory equipment and machinery                   22,955           18,977
    Leasehold improvements                               13,659           11,688
    Computer equipment                                    5,570            4,986
    Furniture and fixtures                                3,865            3,124
    Leased equipment                                        696              696
    Construction in progress                                 63            1,017
                                                        ------------------------
                                                         72,166           40,488
    Less: accumulated depreciation and
            Amortization                                 24,847           17,942
                                                        ------------------------
                                                        $47,319          $22,546
                                                        ========================

In November 2004, the Company purchased 45 acres of land and several buildings located in Summit, New Jersey at a cost of approximately $25.0 million. The purchase of this site enables the Company to consolidate four New Jersey locations into one corporate headquarters and provide the room to accommodate the Company's expected growth.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(9)   OTHER FINANCIAL INFORMATION

Accrued expenses at December 31, 2004 and 2003 consisted of the following:

     ---------------------------------------------------------------------------
                                                            2004           2003
     ---------------------------------------------------------------------------

     Professional and consulting fees                     $ 2,026        $ 2,451
     Accrued compensation                                  15,783         18,383
     Accrued interest, royalties and license fees          12,840          9,470
     Accrued sales returns                                  9,600          8,368
     Accrued rebates and chargebacks                        9,255          5,089
     Accrued acquisition related costs                      8,010             --
     Accrued clinical trial costs                           7,440          9,182
     Accrued insurance and taxes                            1,882          1,227
     Other                                                  1,698          1,106
                                                          ----------------------
                                                          $68,534        $55,276
                                                          ======================

Other assets at December 31, 2004 and 2003 consisted of the following:

     ---------------------------------------------------------------------------
                                                          2004           2003
     ---------------------------------------------------------------------------
                                                                     As restated

     EntreMed warrants                                  $19,768        $21,690
     Pharmion convertible note                               --         12,000
     Debt issuance costs                                  8,347         10,790
     Long-term investments                                7,000             --
     Capitalized software costs, net                      6,420          4,490
     Long-term deposits                                   1,495          2,293
     Patent rights and licensed technology, net             669            765
     Other                                                1,569          2,168
                                                        ----------------------
                                                        $45,268        $54,196
                                                        ======================

Included in interest and other income are unrealized gains (losses) relating to the EntreMed warrants of $(1.9) million and $16.6 million for the years ended December 31, 2004 and 2003, respectively. Equity in losses of associated companies was $4.4 million in 2003, which represented the company's share of EntreMed losses. As of December 31, 2003, the EntreMed convertible preferred stock investment had a value of zero.

(10)  CONVERTIBLE DEBT

In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes to qualified institutional investors. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003. The convertible notes have a conversion rate of $24.225 per share, which represented a 50% premium to the closing price of the Company's common stock of $16.15, after adjusting prices for the two-for-one stock split effected on October 22, 2004, on May 28, 2003. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the Consolidated Balance Sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the notes at any time into 16,511,840 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change", within the agreement. The Company has registered the notes and common stock issuable upon conversion of the notes with the Securities and Exchange Commission, and is required to use reasonable best efforts to keep the related registration statement effective for the defined period. Pursuant to the

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

indenture   governing  the  notes,   the  Company  may  not  merge  or  transfer
substantially all of its assets, as defined, unless certain conditions are met.

At December 31, 2004, the fair value of the Company's convertible notes exceeded the carrying value of $400.0 million by approximately $117.0 million.

During 2002, the remaining notes outstanding related to the Company's January 1999 and July 1999 convertible debt issuances, which had an aggregate carrying value of $11.7 million were converted into 3,729,098 shares of the Company's common stock.

(11)  GOODWILL AND INTANGIBLE ASSETS

GOODWILL: At December 31, 2004, goodwill was approximately $41.3 million of which approximately $35.8 million related to the October 21, 2004 acquisition of Penn T Limited, $2.5 million resulted from foreign currency translation of the Penn T related goodwill amounts and $3.0 million related to the December 31, 2002 acquisition of Anthrogenesis Corp. At December 31, 2003, goodwill was approximately $3.5 million all of which related to the December 31, 2002 acquisition of Anthrogenesis Corp.

INTANGIBLE ASSETS: The Company's intangible assets by major asset class at December 31, 2004 and 2003 were as follows:

---------------------------------------------------------------------------------------------------------------------------
                                        2004                                                        2003
------------------------------------------------------------------------------     ----------------------------------------
                        Gross                       Cumulative      Intangible       Gross                       Intangible
                      carrying      Accumulated     translation      assets,       carrying     Accumulated        assets,
                        value      amortization     Adjustment         net           value      amortization         net
---------------------------------------------------------------------------------------------------------------------------
Penn T
ACQUISITION:
Supply
 agreements           $ 99,841       $    (75)       $  6,802       $106,568       $     --       $     --        $     --
Anthrogenesis
ACQUISITION:
Supplier
  relationships            710           (284)             --            426            710           (142)            568
Customer
  lists                  1,700           (227)             --          1,473          1,700           (113)          1,587
Technology                 609           (121)             --            488            600            (60)            540
--------------------------------------------------------------------------------------------------------------------------
  Total               $102,860       $   (707)       $  6,802       $108,955       $  3,010       $   (315)       $  2,695
==========================================================================================================================

Amortization of intangible assets for the year ended December 31, 2004 was approximately $0.4 million. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $8.9 million for the years 2005 and 2006, $8.6 million for $2007 and $8.4 million for 2008 and 2009.

Goodwill and intangible assets from the Penn T and Anthrogenesis acquisitions have been allocated to the Company's Human Pharmaceuticals and Stem Cell Therapy segments, respectively.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(12)  RELATED PARTY TRANSACTIONS

Prior to the Company's acquisition of Anthrogenesis on December 31, 2002, two senior executives of the Company served on the Board of Directors of
Anthrogenesis. In December 2001, the Company entered into a development agreement with Anthrogenesis for a period of one year which required Anthrogenesis to perform certain development work on several of the Company's compounds. The Company recorded a development fee of $0.3 million, which was amortized over the term of the agreement.

(13)  STOCKHOLDERS' EQUITY

PREFERRED STOCK: The Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.

COMMON STOCK: During 2004, the Company initiated a two-for-one common stock split effected on October 22, 2004, which increased the number of authorized shares of common stock to 275,000,000 with a par value of $.01 per share, of which 165,068,634 shares were outstanding at December 31, 2004.

TREASURY STOCK: During 2004, the Company repurchased 10,564 shares of its common stock adjusted for the two-for-one stock split at a cost of $0.3 million.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

A summary of changes in common stock issued and treasury stock is presented below:

------------------------------------------------------------------------------------------------------------------
                                                                                                      Common Stock
Balance December 31,                                                    Common Stock                   in Treasury
------------------------------------------------------------------------------------------------------------------
2001                                                                     75,574,785                        (282)
------------------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants                                    1,246,600
Issuance of common stock for employee
    benefit plans                                                            35,398                       1,160
Purchase of treasury stock                                                                                 (878)
Conversion of long-term convertible notes                                 1,864,549
Shares issued pursuant to Anthrogenesis
    Acquisition                                                           1,455,381
------------------------------------------------------------------------------------------------------------------
2002                                                                     80,176,713                          --
------------------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants                                    1,105,074
Issuance of common stock for employee
    benefit plans                                                           129,268
------------------------------------------------------------------------------------------------------------------
2003                                                                     81,411,055                          --
------------------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants                                    1,300,297
Issuance of common stock for employee
       benefit plans                                                         98,215
Purchase of treasury stock                                                                               (5,282)
Issuance of common stock related to 2:1 stock split                       82,269,631                     (5,282)
------------------------------------------------------------------------------------------------------------------
2004                                                                     165,079,198                    (10,564)
==================================================================================================================

RIGHTS PLAN: During 1996, the Company adopted a shareholder rights plan, or Rights Plan. The Rights Plan involves the distribution of one Right as a dividend on each outstanding share of the Company's common stock to each holder of record on September 26, 1996. Each Right shall entitle the holder to purchase one-tenth of a share of common stock. The Rights trade in tandem with the common stock until, and are exercisable upon, certain triggering events, and the exercise price is based on the estimated long-term value of the Company's common stock. In certain circumstances, the Rights Plan permits the holders to purchase shares of the Company's common stock at a discounted rate. The Company's Board of Directors retains the right at all times prior to acquisition of 15% of the Company's voting common stock by an acquiror, to discontinue the Rights Plan through the redemption of all rights or to amend the Rights Plan in any respect. On February 17, 2000, the Company's Board of Directors approved an amendment to the Rights Plan changing the initial exercise price thereunder from $100.00 per Right (as defined in the original Rights Plan agreement) to $700.00 per Right and extending the final expiration date of the Rights Plan to February 17, 2010. On August 13, 2003, the Rights Plan was amended to permit a qualified institutional investor to beneficially own up to 17% of the Company's common stock outstanding without being deemed an "acquiring person," if such institutional investor meets certain requirements.

(14)  STOCK-BASED COMPENSATION

STOCK OPTIONS AND RESTRICTED STOCK AWARDS: The Company has two equity incentive plans, or the Incentive Plans, that provide for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 8,400,000 shares of common stock under the 1992 plan and 25,000,000 shares of

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

common stock under the 1998 plan, as amended, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors, or the Compensation Committee, determines the type, amount and terms, including vesting, of any awards made under the Incentive Plans. The 1992 Plan terminated in 2002 and the 1998 Plan will terminate in 2008.

With respect to options granted under the Incentive Plans, the exercise price may not be less than the market price of the common stock on the date of grant. In general, options granted under the Incentive Plans vest over periods ranging from immediate vesting to four-year vesting and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period for options and restricted stock awards granted under the Plans is subject to certain acceleration provisions if a change in control, as defined in the Plans, occurs.

As a result of the Signal acquisition, the Company assumed the former Signal stock option plans. The options issued pursuant to the former Signal plans converted into Celgene options upon consummation of the transaction at a
..1257-for-1  exchange  ratio,   on a pre-October  2004  stock  split  basis.  No
additional options will be granted from the former Signal plans.

As a result of the acquisition of Anthrogenesis, the Company assumed the former Anthrogenesis Qualified Employee Incentive Stock Option Plan and the Anthrogenesis Non-Qualified Recruiting and Retention Stock Option Plan. Options granted under the Anthrogenesis plans prior to Celgene's acquisition of Anthrogenesis generally vested immediately and expire ten years from the date of grant. The Anthrogenesis options converted into Celgene options at an exchange ratio of .4545 on a pre-October 2004 stock split basis. No future awards will be granted under the Non-Qualified Plan. The Qualified Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment. The exercise price of any stock options granted under the Qualified Plan may not be less than the fair market value of the common stock on the date of grant. In general, options granted under the Qualified Plan vest evenly over a four-year period and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period is subject to certain acceleration provisions if a change in control occurs. No award will be granted under the Qualified Plan on or after December 31, 2008.

Stock options granted to executives at the vice-president level and above, after September 18, 2000, contain a reload feature which provides that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 1998 Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or pays applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee to exercise the stock option or to pay withholding taxes thereon. The reload stock option will be exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair market value (as defined in the 1998 Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. An optionee may not reload the reload stock option unless otherwise permitted by the Company's Compensation Committee. As of December 31, 2004, the Company has issued 5,438,150 stock options to executives that contain the reload features noted above, of which 5,059,526 are still outstanding.

In June 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which, as amended, provides for the granting of non-qualified stock options to purchase an aggregate of not more than 1,800,000 shares of common stock (subject to adjustment under certain circumstances) to directors

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

of the Company who are not officers or employees of the Company, or Non-Employee Directors. Each new Non-Employee Director, upon the date of election or appointment, receives an option to purchase 20,000 shares of common stock, which vest in four equal annual installments commencing on the first anniversary of the date of grant. Additionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof for service less than one year), which vest in full on the date of the first annual meeting of stockholders held following the date of grant. As amended in 2003, continuing Non-Employee Directors receive quarterly grants of 2,500 options aggregating 10,000 options annually, instead of receiving one annual grant of 10,000 options and vesting occurs one year from the date of grant instead of on the date of the first annual meeting of stockholders held following the date of grant. The 1995 Non-Employee Directors' Incentive Plan also provides for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a non-employee director who serves as a member (but not a chairman) of a committee of the Board of Directors and up to 10,000 shares to a non-employee director who serves as the chairman of a committee of the Board of Directors. All options are granted at an exercise price that equals the fair market value of the Company's common stock at the grant date and expire ten years after the date of grant. This plan terminates in 2005.

The following table summarizes the stock option activity for the  aforementioned
Plans:

----------------------------------------------------------------------------------------------------------------
                                                                                  OPTIONS OUTSTANDING
                                                                          --------------------------------------
                                                                                                     WEIGHTED
                                                  SHARES                                             AVERAGE
                                                 AVAILABLE                                           EXERCISE
Balance December 31,                             FOR GRANT                  SHARES               PRICE PER SHARE
----------------------------------------------------------------------------------------------------------------
2001                                             3,877,934                 7,296,928                 $22.80
----------------------------------------------------------------------------------------------------------------
    Expired                                        (73,706)                      ---                    ---
    Granted                                     (3,204,884)                3,204,884                  21.13
    Exercised                                          ---                  (279,117)                  5.58
    Cancelled                                      423,627                  (423,627)                 30.19
    Repurchases                                        721                       ---                    ---
    Assumed on acquisition                         137,031                 1,030,364                  11.37
----------------------------------------------------------------------------------------------------------------
2002                                             1,160,723                10,829,432                 $21.37
----------------------------------------------------------------------------------------------------------------
    Authorized                                   4,000,000                       ---                    ---
    Expired                                       (308,857)                      ---                    ---
    Granted                                     (2,424,027)                2,424,027                  36.60
    Exercised                                          ---                (1,041,618)                 10.69
    Cancelled                                      172,826                  (200,092)                 26.78
----------------------------------------------------------------------------------------------------------------
2003                                             2,600,665                12,011,749                 $25.28
----------------------------------------------------------------------------------------------------------------
    Stock Split Impact on 2003                   2,600,665                11,324,297                    ---
    Granted                                     (4,073,768)                4,073,768                  27.36
    Exercised                                          ---                (1,300,297)                  7.99
    Cancelled                                      793,837                  (844,799)                 19.27
----------------------------------------------------------------------------------------------------------------
2004                                             1,921,399                 25,264,718                $15.15
================================================================================================================

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

The following table summarizes information concerning options outstanding under the Incentive Plans at December 31, 2004:

------------------------------------------------------------------------------------------------------------------------
                                              OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                                ------------------------------------------------        --------------------------------
                                                    WEIGHTED           WEIGHTED                                 WEIGHTED
                                                    AVERAGE            AVERAGE                                  AVERAGE
                                   NUMBER           EXERCISE          REMAINING            NUMBER               EXERCISE
RANGE OF EXERCISE PRICES        OUTSTANDING          PRICE           TERM (YRS.)        EXERCISABLE              PRICE
------------------------------------------------------------------------------------------------------------------------
   $  0.07 -  1.75                   953,542        $   1.11             3.0                953,542             $  1.11
      1.76 -  3.00                 3,664,840            2.60             3.5              3,664,840                2.60
      3.01 - 12.00                 4,752,642            8.72             7.2              4,633,542                8.66
     12.01 - 15.00                 5,401,240           12.99             6.2              5,139,878               13.01
     15.01 - 24.75                 5,117,064           19.62             8.4              5,007,339               19.60
     24.76 - 35.00                 5,375,390           29.78             8.0              5,000,240               29.80
                                ----------------------------------------------------------------------------------------
                                  25,264,718        $  15.15             6.7             24,399,381             $ 14.95
                                ========================================================================================

The Company recorded compensation expense of $1.3 million in 2002 related to options granted under the former Signal plans at exercise prices below the market price of the underlying stock at the date of grant.

During 2001, the Company issued to certain employees an aggregate of 105,000 restricted stock awards. Such restricted stock awards will vest on September 19, 2006, unless certain conditions that would trigger accelerated vesting are otherwise met prior to such date. The fair value of these restricted stock awards at the grant date was $1.4 million, which is being amortized as compensation expense over the contractual vesting period and classified in selling, general and administrative expenses. The Company recorded compensation expense relating to these restricted stock awards of $0.3 million during each of 2004, 2003 and 2002, which was classified as selling, general and administrative expenses.

Former non-employee directors of Signal, who entered into consulting agreements with Celgene effective August 31, 2000, held unvested stock options to purchase an aggregate of 72,914 shares of the Company's common stock. As a result, the Company recorded compensation expense based on the fair value of such options, which is being recognized over the remaining vesting period for such options. During 2004, 2003 and 2002 the Company recorded compensation expense relating to stock, stock options or warrants issued to consultants, advisors or financial institutions of $0.1 million, $0.5 million and $0.2 million, respectively.

WARRANTS: In connection with its acquisition of Anthrogenesis, the Company assumed the Anthrogenesis warrants outstanding, which were converted into warrants to purchase 433,678 shares of the Company's common stock. Anthrogenesis had issued warrants to investors at exercise prices equivalent to the per share price of their investment. As of December 31, 2004, Celgene had 212,042 warrants outstanding to acquire an equivalent number of shares of Celgene common stock at an average exercise price of $5.90 per warrant.

In connection with the placement of the Series B Convertible Preferred Stock in June 1997, the Company issued warrants to purchase 3,115,380 shares of common stock at an exercise price of $1.250 per share with a term of four years from the issuance date, which ended on June 1, 2002. In May 2002, the remaining 1,935,386 warrants were exercised and the equivalent number of common shares were issued. As of December 31, 2002, there were no warrants outstanding.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(15)  EMPLOYEE BENEFIT PLANS

The Company sponsors an investment savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended. The Company's contributions to the savings plan are discretionary and have historically been made in the form of the Company's common stock. Such contributions are based on specified percentages of employee contributions and aggregated a total expense charged to operations of $3.5 million in 2004, $4.2 million in 2003 and $2.9 million in 2002.

During 2000, the Company's Board of Directors approved a deferred compensation plan effective September 1, 2000. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to 25% of the participant's base salary, 100% of cash bonuses and restricted stock and stock options gains (both subject to a minimum deferral of 50% of each award of restricted stock or stock option gain approved by the Committee for deferral). Company contributions to the deferred compensation plan represent a 100% match of the participant's deferral up to a specified percentage (ranging from 10% to 25%, depending on the employee's position as specified in the plan) of the participant's base salary. The Company recorded expense of $0.8 million, $0.6 million and $0.3 million associated with the matching of the deferral of compensation in 2004, 2003 and 2002, respectively. All amounts are 100% vested at all times, except with respect to restricted stock, which will not be vested until the date the applicable restrictions lapse. At December 31, 2004 and 2003, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheets of approximately $8.8 million and $5.5 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides participants eight investment options for amounts they elect to defer. Such options include a combination of funds that offer the investor the option to spread their risk across a diverse group of investments. These investment choices include an equity and equity index fund, a bond fund, a fund that is balanced between equities and bonds, a fund that invests worldwide, a growth fund and a fund that invests in mid to large cap companies and seeks capital appreciation.

In 2003, the Company adopted a Long-Term Incentive Plan, or LTIP designed to provide key officers and executives with performance based incentive opportunities contingent upon achievement of pre-established corporate performance objectives, and payable only if employed at the end of the performance cycle. The 2003 performance cycle began on May 1, 2003 and ends on December 31, 2005, or the 2005 Plan. The 2004 performance cycle began on January 1, 2004 and will end on December 31, 2006, or the 2006 Plan. Performance measures for the 2005 Plan and the 2006 Plan are based on the following components: 25% on earnings per share, 25% on net income and 50% on revenue.

Payouts may be in the range of 0% to 200% of the participant's salary for the 2005 Plan and 0% to 150% of the participant's salary for the 2006 Plan. The maximum potential payout, assuming objectives are achieved at the 200% level for the 2005 Plan and 150% level for the 2006 Plan are $6.1 million and $4.9 million for the 2005 Plan and 2006 Plan, respectively. Such awards are payable in cash or, at its discretion, the Company can elect to pay the same value in its common stock based upon the Company's common stock fair value at the payout date. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2004 and 2003, the Company recognized expense related to the 2005 Plan and 2006 Plan of $3.4 million and $0.5 million, respectively.

In February 2005, the Company adopted the 2007 performance cycle, or the 2007 Plan, which begins on January 1, 2005 and will end on December 31, 2007. Payouts may be in the range of 0% to 200% of the participant's salary and the maximum potential payout, assuming objectives are achieved at the 200% level for the 2007 Plan is $7.1 million.

The American Jobs Creation Act of 2004, which added new Section 409A to the Internal Revenue Code, changed the income tax treatment and impacts the design and administration of certain plans that provide for the deferral of compensation, such as the Company's 2000 deferred compensation plan. In February, 2005, the Company's Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, which will operate as the Company's ongoing deferred compensation plan and which is intended to comply with Section 409A. The terms of the 2005 deferred compensation plan are substantially similar to the terms of the 2000 deferred compensation plan, except that the timing of deferral elections and distribution events were modified to comply with the new rules. The Company's Board of Directors also froze the 2000 deferred compensation plan, effective as of December 31, 2004, so that no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms of the frozen plan under the tax laws in effect prior to the enactment of Section 409A.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(16)  SPONSORED RESEARCH, LICENSE AND OTHER AGREEMENTS

GELCLAIRTM CO-PROMOTION AGREEMENT: In October 2002, the Company entered into an agreement with Cell Pathways, Inc. for the co-promotion of GELCLAIRTM, primarily in the U.S. oncology market. Subsequently, on June 12, 2003, the Company entered into an agreement with OSI Pharmaceuticals Inc., which acquired Cell Pathways, Inc. in June 2003, to terminate the aforementioned agreement. The effective date of the termination agreement is July 1, 2003 and, under that agreement, the Company received $3.0 million in July 2003, upon the transfer of promotional materials as specified in the agreement, and received an additional $3.0 million on July 1, 2004 based on the Company's successful completion of certain transitional services through December 31, 2003, as defined in the agreement. The aggregate revenue of $6.0 million was recognized as collaborative agreement revenue on a straight-line basis over the six-month service period ended December 31, 2003.

PHARMION: In November 2001, the Company entered into a license agreement with Pharmion Corporation and Pharmion GmbH, or Pharmion, in which the Company granted an exclusive royalty-bearing license for its intellectual property covering thalidomide and S.T.E.P.S.(R) in all countries outside of North America, Japan, China, Taiwan and Korea in exchange for licensing payments and upon regulatory approvals royalties based on commercial sales. The agreement terminates upon the tenth anniversary of the regulatory approval of thalidomide in the United Kingdom and pursuant to the agreement, the Company is entitled to receive $0.3 million on a quarterly basis beginning in December 2001, until the regulatory approval in the United Kingdom is received. In April 2003, the Company entered into an amendment to the aforementioned agreement whereby Pharmion has agreed to provide the Company an aggregate of $8.0 million in research funding for the further clinical development of THALOMID(R) during the period commencing on the date of the amendment and ending December 31, 2005. The research funding consists of three installments of $1.0 million each, payable upon execution of the agreement, September 30, 2003 and December 31, 2003, four quarterly installments of approximately $0.8 million each payable in 2004 and four quarterly installments of $0.5 million each payable in 2005. The Company received four installments totaling $3.0 million in 2004 and three installments totaling $3.0 million in 2003, which was recognized as collaborative agreement revenue.

In April 2003, the Company entered into a Securities Purchase Agreement with Pharmion whereby Celgene purchased for $12.0 million a Senior Convertible Promissory Note, or the Note, with a principal amount of $12.0 million, and a warrant with a five year term to purchase up to 363,636 shares of Pharmion's common stock at a purchase price of $11.00 per share, adjusted for Pharmion's four-for-one reverse stock split. The Note had a term of five years with an annual interest rate of 6% compounded semi-annually. The Note had a conversion price of $11.00 per share of Common Stock and was automatically convertible into common stock under certain conditions. The Note was classified under "Other Assets" in the Company's consolidated balance sheet at December 31, 2003. In March 2004, the Company converted the $12.0 million Pharmion Senior Convertible Promissory Note with accrued interest of approximately $0.7 million into 1,150,511 shares of Pharmion common stock. Additionally, in September 2004, the Company exercised an aggregate of 789,089 warrants that it had received in connection with the November 2001 license agreement with Pharmion Corporation and Pharmion GmbH and in connection with the April 2003 securities purchase agreement with Pharmion. As a result of these transactions, at December 31, 2004, the Company held 1,939,600 shares of Pharmion common stock which had a fair value of $81.9 million and was classified as Marketable Securities Available for Sale. The related unrealized gain of approximately $61.7 million was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

In December 2004, following the acquisition of Penn T, the Company revised the product supply agreement with Pharmion (which was acquired in the Penn T acquisition). Under the modified agreement, Pharmion paid us a one-time payment of $77.0 million in return for a reduction in their total product supply purchase price, from 28.0 percent of Pharmion's thalidomide net sales, including cost of goods to 15.5 percent of net sales. The collaboration also entails Pharmion paying us an additional $8.0 million over the next three years to support the two companies' existing thalidomide research and development efforts and a one-time payment of $3.0 million for granting Pharmion license rights to develop and market thalidomide in three additional Asian territories (Hong Kong, Korea and Taiwan), as well as eliminating termination rights held by Celgene tied to the regulatory approval of thalidomide in Europe in November 2006. The Company recorded deferred revenue of $80 million related to the payments received to date. Revenue will be recognized over the estimated supply agreement period of 13 years on a straight line basis.

NOVARTIS PHARMA AG: In April 2000, the Company granted Novartis Pharma AG an exclusive worldwide license to develop and market d-methylphenidate (d-MPH), a chirally pure version of RITALIN(R). The Company also granted Novartis rights to all its related intellectual property and patents, including new formulations of the currently marketed RITALIN(R). In November 2001, the Company received FDA approval to market d-MPH that entitled the Company to receive from Novartis royalties on the entire family of RITALIN(R) drugs.

In December 2000, the Company signed a collaborative research and license agreement with Novartis for joint research of selective estrogen receptor modulator compounds, or SERMs, for the treatment and prevention of osteoporosis. The Company received a nonrefundable, upfront payment of $10.0 million and may be entitled to receive additional milestone payments for specific preclinical, clinical and regulatory endpoints, as well as royalties upon commercialization of products receiving FDA marketing approval. The upfront payment was amortized over the two-year research period. The Company incurred costs of approximately $0.4 million and $1.8 million in 2003 and 2002, respectively, related to this agreement and extension.

SERONO: In late 2004, the Company assumed co-exclusive rights with Serono SA to discover and develop therapeutics that modulate the NFkB pathway utilizing technology and know-how previously licensed to Serono SA. Celgene made a one-time payment of $6 million to Serono SA, which was recorded as research and development expense since this relates to undeveloped technology, and will make milestone and royalty payments on the sales on any resulting products. Serono SA will have reciprocal milestone payment and royalty obligations to Celgene for any products Serono SA discovers, develops and commercializes utilizing the technology and know-how. Celgene's research group has significant expertise in NFkB biology as well as considerable intellectual property in this area.

S.T.E.P.S.  LICENSE  AGREEMENTS:  In late  2004,  the  Company  entered  into an agreement providing manufacturers of isotretinoin (Acutane(R)) with a non-exclusive license to its patent portfolio directed to methods for safely delivering isotretinoin (Acutane(R)) in potentially high-risk patient populations in exchange for $0.5 million. The manufacturers of isotretinoin have licensed these patents with the intention of implementing a new pregnancy risk management system to safely deliver isotretinoin in potentially high-risk patient populations. The Company is entitled to future royalties under these agreements.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(17)  INCOME TAXES

The provision/(benefit) for taxes on income from continuing operations is as follows:

-------------------------------------------------------------------------------------------------------------
                                                                       2004            2003           2002
-------------------------------------------------------------------------------------------------------------
United States:
Taxes currently payable:
      Federal                                                       $  6,429
      State and local                                               $  4,067        $    718       $    (98)
-------------------------------------------------------------------------------------------------------------
Total U.S. tax provision                                            $ 10,496        $    718       $    (98)
-------------------------------------------------------------------------------------------------------------
International:
      Taxes currently payable                                       $ 23,486
      Deferred income taxes                                         $(23,567)
-------------------------------------------------------------------------------------------------------------
Total international tax provision                                   $    (81)       $     --       $     --
-------------------------------------------------------------------------------------------------------------
Total provision                                                     $ 10,415        $    718       $    (98)
=============================================================================================================

At December 31, 2004, 2003 and 2002 the tax effects of temporary differences that give rise to deferred tax assets were as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                        2004                         2003                          2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  AS RESTATED                   AS RESTATED
                                                                                  -----------                   -----------
                                               ASSETS      LIABILITIES       ASSETS      LIABILITIES       ASSETS      LIABILITIES
                                               ------      -----------       ------      -----------       ------      -----------
Federal and state net operating loss
carryforwards                                $  53,477      $      --      $ 141,379      $      --      $ 143,720      $      --
Prepaid/deferred items                          29,863             --             --             --             --             --
Deferred Revenue                                24,174             --             --             --             --             --
Capitalized research expenses                    8,971             --         16,774             --          7,012             --
Research and experimentation tax                17,431             --          9,154             --             --             --
Deferred Revenue                                    --             --             --             --             --             --
credit carryforwards                                --             --             --             --          7,686             --
Plant and  equipment, principally  due           2,307           (295)         1,524             --          1,880             --
to differences in depreciation
Inventory                                        1,362           (928)            --             --             --             --
Other Assets                                        --         (2,230)            --             --             --             --
Intangibles                                      3,182        (29,761)         5,615             --          5,615             --
Accrued and other expenses                      14,590                         6,686             --          4,802             --
Unrealized losses/(gains) on securities             --        (33,385)         4,188         (8,893)         6,686         (3,862)
---------------------------------------------------------------------------------------------------------------------------------
Subtotal                                       155,357        (66,599)       185,320         (8,893)       177,401         (3,862)
Valuation allowance                            (75,510)            --       (176,427)            --       (173,539)            --
---------------------------------------------------------------------------------------------------------------------------------
Total Deferred Taxes                         $  79,847      $ (66,599)     $   8,893      $  (8,893)     $   3,862      $  (3,862)
---------------------------------------------------------------------------------------------------------------------------------
Net Deferred Tax Asset                       $  13,248      $      --      $      --      $      --      $      --      $      --
=================================================================================================================================

The Company restated its results for 2003 and 2002. The effect of this restatement was to record a deferred tax liability of $ 8.9 million and $3.9 million, respectively. The restatement had no tax impact on the 2003 and 2002 results of operations.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Recent legislation in certain states has placed a temporary suspension on the full usage of state net operating losses to offset state income.

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

-------------------------------------------------------------------------------
PERCENTAGES                                        2004        2003        2002
-------------------------------------------------------------------------------

US statutory rate                                  35.0%       35.0%       35.0%
Earnings taxed at other than US statutory rate     50.5          --          --
State taxes, net of federal benefit                 4.3         3.3         0.6
Other                                               1.7          --          --
Change in valuation allowance                     (75.0)      (35.5)      (35.5)
-------------------------------------------------------------------------------
Effective income tax rate                          16.5%        2.8%        0.1%
===============================================================================

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $122.2 million and combined state net operating loss carryforwards of approximately $ 178.2 million that will expire in the years 2005 through 2023. The Company also has research and experimentation credit carryforwards of approximately $17.4 million that expire in the years 2005 through 2023. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs. Signal and Anthrogenesis experienced an ownership change, as that term is defined in section 382 of the Internal Revenue Code, when acquired by Celgene, as such, there is an annual limitation on the use of these net operating losses in the amount of approximately $11.6 million and $3.4 million respectively. Approximately $8.1 million of deferred tax assets acquired in the Anthrogenesis acquisition at December 31, 2002 consisted primarily of net operating losses; as such there may be an annual limitation on the Company's ability to utilize the acquired net operating losses in the future. Upon realization of the Anthrogenesis acquired tax assets, the Company will credit the benefit to the related acquired goodwill and other intangibles.

The deferred tax asset related to the Federal and State net operating loss carryforwards relates to a tax deduction attributable to stock options. The Company will increase paid in capital if these benefits are realized for tax purposes. The Company realized stock option deduction benefits in 2004, 2003, and 2002 for income tax purposes and has increased paid in capital in the amount of approximately $14.2 million, $0.8 million, and $0.1 million respectively.

Included in other comprehensive income is an unrealized gain on marketable equity securities of $61.7 million with a corresponding deferred tax liability of $25.3 million offset by a deferred tax asset of $25.3 million.


(18)  COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and research facilities under several operating lease agreements. The minimum annual rents may be subject to specified annual rental increases. At December 31, 2004, the non-cancelable lease terms for the operating leases expire at various dates between 2005 and 2012 and each agreement includes renewal options ranging from one or two additional three or five-year terms. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. In December 2001, the Company entered into a lease arrangement to consolidate the Signal San Diego, California operations into one building. Signal completed the occupation of the new facility during the fourth quarter of 2002. The lease obligation relating to the remaining term of the old lease arrangements, which expired on December 31, 2003, aggregating approximately $1.0 million, was recognized as an expense in 2002 and the net book value with respect to related leasehold improvements and other unamortized assets aggregating $1.1 million was written off during the same period.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

In November 2004, the Company purchased land and several buildings in Summit, New Jersey which will enable it to consolidate four New Jersey locations into one corporate headquarters and provide the room to accommodate the Company's expected growth. As a result, the Company is currently exploring available options to reduce or eliminate the financial impact of existing lease commitments on redundant facilities.

The Company leases certain laboratory equipment and machinery under capital lease arrangements. Assets held under capital leases are included in plant and equipment and the amortization of these assets is included in depreciation expense.

Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2004 are:

--------------------------------------------------------------------------------
                                                    OPERATING            CAPITAL
                                                      LEASES              LEASES
--------------------------------------------------------------------------------

        2005                                       $    3,574            $     9
        2006                                            3,462                  2
        2007                                            3,256                  2
        2008                                            2,979                 --
           2009                                         2,596                 --
          Thereafter                                    6,350                 --
                                                   -----------------------------
Total minimum lease payments                       $    22,217           $    13
                                                   ===========
     Less amount representing interest                                         1
                                                                         -------

 Present value of net minimum
       capital lease payments                                                 12

     Less current installments of obligations
        under capital leases                                                   8
                                                                         -------

Obligations under capital leases,
       excluding current installments                                    $     4
                                                                         =======

Total facilities rental expense under operating leases was approximately $4.3 million in 2004, $3.9 million in 2003 and $3.0 million in 2002, excluding the write-off of the lease obligation for the old Signal facilities

EMPLOYMENT AGREEMENTS: The Company has employment agreements with certain officers and employees. Employment contracts provide for base compensation and an annual target bonus based upon achievement of Company performance measures and annual increases in base compensation reflecting annual reviews and related salary adjustments. Base compensation expense subject to employment agreements aggregated $2.6 million and $2.5 million in 2004 and 2003, respectively. The outstanding future commitment for base compensation related to employment contracts as of December 31, 2004 is approximately $3.3 million, including $2.6 million in 2005 and $0.7 million in 2006 (excluding any change in control provisions). Employees covered under employment contracts who are terminated upon the occurrence of a change in control may among other things be entitled to receive from the Company a lump sum equal to three times such officer's and employee's base salary and bonus, payment by the Company of such officer's and employee's benefit premiums for three years and full and immediate vesting of all stock options and equity awards held by such officer and employee.

CONTRACTS: On October 21, 2004, the Company, through an indirect wholly owned subsidiary, acquired all of the outstanding shares of Penn T Limited ("Penn T"), a worldwide supplier of THALOMID(R), from a consortium of private investors for a US dollar equivalency of approximately $117.4 million in cash, net of

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

cash acquired and including working capital adjustments and total estimated transaction costs. Penn T was subsequently renamed Celgene UK Manufacturing II, Limited, or CUK II. In connection with the acquisition, the Company and CUK II entered into a Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited pursuant to which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. The total cost to be incurred over the five-year minimum agreement period is approximately $11.0 million.

On March 31, 2003, the Company entered into a three-year supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and for palliation of carcinoma of the ovary. Under the terms of the agreement, Celgene purchases ALKERAN(R) tablets and ALKERAN(R) for injection from GlaxoSmithKline and distributes the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year for an initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period. The remaining minimum purchase requirements at December 31, 2004 were $25.0 million.

As discussed in Note 5, the Company signed an exclusive license agreement with CMCC, which terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted to Celgene an exclusive worldwide license for the analog patents. Under the agreement, the Company is required to pay CMCC $2.0 million between 2005 and 2006, the present value of which was expensed in 2002. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

In October 2003, the Company signed an agreement with Institute of Drug Technology Australia Limited, or IDT, for the manufacture of finished dosage form of THALOMID(R) capsules. The agreement requires minimum purchases of THALOMID(R) capsules of $4.7 million for the three-year term commencing with the FDA's approval of IDT as an alternate supplier. This agreement provides the Company with additional capacity and reduces its dependency on one manufacturer for the production of THALOMID(R).

The Company has entered into various service agreements with Contract Research Organizations, or CROs, to provide services in the management of certain pivotal clinical trials. Management services provided by CROs typically include but are not limited to; assistance with clinical monitoring activities, assistance with study enrollment and other management oversight activities. Pivotal clinical trials are currently being conducted with the following CROs; PharmaNet, Inc., Icon Clinical Research, PPD Development LLC, Research Pharmaceuticals Services Inc., Kendle International and Harrison Clinical Research. Service agreements with these CROs provide that either party may early terminate such agreement by written notice to the other party. Payments made related to services provided by the above CROs were $30.4 million, $22.5 million and $3.8 million in 2004, 2003 and 2002 respectively. and are included in research and development expenses.

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

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(19)  SEGMENTS AND RELATED INFORMATION

The Company operates in two business segments - Human Pharmaceuticals and Stem Cell Therapies. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

HUMAN PHARMACEUTICALS: The Human Pharmaceutical segment is engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immuno-inflammatory diseases through regulation of cellular, genomic and proteomic targets. This segment includes Signal Pharmaceuticals, LLC. (Celgene Research & Development), a privately held San Diego-based biopharmaceutical company focused on the discovery and development of drugs that regulate genes and proteins associated with diseases.

CELLULAR THERAPEUTICS: With the acquisition of Anthrogenesis Corp. in December 2002, the Company acquired a biotherapeutics company pioneering the development of stem cell therapies and biomaterials derived from human placental tissue that now operates as Celgene Cellular Therapeutics, or CCT. CCT has organized its business into three main units: (1) stem cells banking for transplantation, (2) private stem cell banking and (3) the development of biomaterials for organ and tissue repair. CCT has developed proprietary methods for producing biomaterials for organ and tissue repair (i.e. BIOVANCE(TM), AMBIODRY(TM)). Additionally, CCT has developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, as well as autoimmune, cardiovascular, neurological, and degenerative diseases

Summarized segment information is as follows:

-------------------------------------------------------------------------------------------
                                      Human        Stem Cell
                                Pharmaceuticals    Therapies    Unallocated(2)      Total
-------------------------------------------------------------------------------------------
2004
Total assets                       $  334,932     $   23,824      $  748,537     $1,107,293
Total revenues                        372,957          4,545                        377,502
Income before income taxes(1)          78,810        (15,639)                        63,171
-------------------------------------------------------------------------------------------
2003
Total assets (as restated)         $  135,123     $   10,936      $  666,967     $  813,026
Total revenues                        267,980          3,495                        271,475
Income (loss) before income taxes
(as restated)(1)                       42,279        (16,618)                        25,661
-------------------------------------------------------------------------------------------
2002
Total assets (as restated)         $   66,301     $    9,312      $  261,182     $  336,795
-------------------------------------------------------------------------------------------

(1) Expenses incurred at the consolidated level are included in the results of the Human Pharmaceuticals segment.
(2) Unallocated corporate assets consist of cash and cash equivalents and marketable securities available for sale.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

OPERATIONS BY GEOGRAPHIC AREA: Prior to the Company's October 21, 2004 acquisition of Penn T, the Company marketed and sold its products exclusively in the United States and Canada. Furthermore, all of the Company's customers were also located in North America. Penn T sells THALOMID(R) in Europe to Pharmion, who in turn sells to customers located in countries outside of North America, Japan and China. Also, the Company receives royalties from Novartis on their international sales of RITALIN(R) and RITALIN(R) LA.

--------------------------------------------------------------------------------
GEOGRAPHIC REVENUES                       2004            2003            2002
--------------------------------------------------------------------------------

North America                          $ 374,686       $ 271,475       $ 135,746
All Other                                  2,816
                                       -----------------------------------------
Total Revenues                         $ 377,502       $ 271,475       $ 135,746
                                       =========================================

----------------------------------------------------------------
LONG LIVED ASSETS                         2004            2003
----------------------------------------------------------------

North America                          $   52,712      $  28,731
All Other                                 144,820
                                       -------------------------
Total Long Lived Assets                $  197,532      $  28,731
                                       =========================

MAJOR CUSTOMERS: As is typical in the pharmaceutical industry, the Company sells its products primarily through wholesale distributors and therefore, wholesale distributors account for a large portion of the Company's net product revenues. In 2004, 2003 and 2002, there were three customers that each accounted for more than 10% of the Company's total revenue. Sales to each such customer in 2004, 2003 and 2002 were as follows: Cardinal Health 29.5%, 32.5% and 30.9%; McKesson Corp. 18.6%, 17.4% and 17.1%; and Amerisource Bergen Corp. 17.9%, 23.7% and 8.0%. In 2002, Bergen Brusnwig Drug Company accounted for 16.2% of consolidated total revenue. Sales to such customers were included in the results of the Human Pharmaceuticals segment.

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(20)  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
                                                     1Q              2Q             3Q               4Q             YEAR
                                               AS RESTATED(5)  AS RESTATED(5)  AS RESTATED(5)
--------------------------------------------------------------------------------------------------------------------------
2004
Total revenue                                    $  82,873       $  87,753       $ 101,468       $ 105,408       $ 377,502
Gross profit(2)                                     61,726          64,916          68,637          75,566         270,845
Income tax benefit (provision)                        (801)         (1,156)         (1,974)         (6,484)        (10,415)
Net income                                           8,914           2,595          19,008          22,239          52,756
Net earnings per common share -
     basic(3)                                    $    0.05       $    0.02       $    0.12       $    0.13       $    0.32
     diluted(3)                                  $    0.05       $    0.02       $    0.11       $    0.13       $    0.31
Weighted average number of shares of common
stock outstanding -
     basic                                         162,950         163,674         164,091         164,749         163,869
     diluted                                       174,526         176,854         177,064         173,669         172,855

--------------------------------------------------------------------------------------------------------------------------
AS ORIGINALLY REPORTED                               1Q              2Q              3Q              4Q             YEAR
--------------------------------------------------------------------------------------------------------------------------
2004
Total revenue                                    $  82,873       $  87,753       $ 101,468       $ 105,408       $ 377,502
Gross profit(2)                                     61,726          64,916          68,637          75,566         270,845
Income tax benefit (provision)                        (801)         (1,156)         (1,974)         (6,484)        (10,415)
Net income                                           8,620          12,444          21,254          12,360          54,678
Net earnings per common share -
     basic(3)                                    $    0.05       $    0.08       $    0.13       $    0.08       $    0.33
     diluted(3)                                  $    0.05       $    0.07       $    0.12       $    0.07       $    0.32
Weighted average number of shares of common
stock outstanding -
     basic                                         162,950         163,674         164,091         164,749         163,869
     diluted                                       174,526         176,854         177,064         173,669         172,855
--------------------------------------------------------------------------------------------------------------------------

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

--------------------------------------------------------------------------------------------------------------------------
AS RESTATED(5)                                       1Q              2Q              3Q              4Q             YEAR
--------------------------------------------------------------------------------------------------------------------------
2003(1)
Total revenue                                    $  49,089       $  67,286       $  74,332       $  80,768       $ 271,475
Gross profit(2)                                     39,251          48,623          49,513          54,116         191,503
Income tax benefit (provision)                        (135)           (210)           (378)              5            (718)
Net income                                             323          22,399           7,290          (4,319)         25,693
Net earnings per common share -
      basic(3)                                          --       $    0.14       $    0.05       $   (0.03)      $    0.16
      diluted(3)                                        --       $    0.13       $    0.04       $   (0.03)      $    0.15
Weighted average number of shares of common
stock outstanding -
      basic(4)                                     160,768         161,678         162,094         162,524         161,774
      diluted(4)                                   167,880         170,268         172,658         162,524         170,796

--------------------------------------------------------------------------------------------------------------------------
AS ORIGINALLY REPORTED                               1Q              2Q              3Q              4Q             YEAR
--------------------------------------------------------------------------------------------------------------------------
2003(1)
Total revenue                                    $  49,089       $  67,286       $  74,332       $  80,768       $ 271,475
Gross profit(2)                                     39,251          48,623          49,513          54,116         191,503
Income tax benefit (provision)                        (135)           (210)           (378)           (718)
                                                                                                                         5
Net income                                             952           2,894           4,293           5,372          13,511
Net earnings per common share -
      basic(3)                                   $    0.01       $    0.02       $    0.03       $    0.03       $    0.08
      diluted(3)                                 $    0.01       $    0.02       $    0.02       $    0.03       $    0.08
Weighted average number of shares of common
stock outstanding -
      basic(4)                                     160,768         161,678         162,094         162,524         161,774
      diluted(4)                                   167,880         170,268         172,658         174,244         170,796
--------------------------------------------------------------------------------------------------------------------------

(1) Certain reclassifications have been made to the quarterly and full year periods for 2003 in order to conform to the presentation for the year ended December 2004.
(2) Gross profit is computed by subtracting cost of goods sold from net product sales.
(3) The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.
(4) The weighted average number of shares outstanding for 2003 has been adjusted to reflect the two- for- one stock split.
(5) The Company restated its consolidated financial statements related to the accounting treatment for a warrant received in connection with the December 31, 2002 litigation settlement and related agreements with EntreMed, Inc. and CMCC. See footnote 2 for further details.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               CELGENE CORPORATION
                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
                                                     Balance at   Additions charged
                                                    beginning of    to expense or                         Balance at
Year ended December 31,                                 year            sales             Deductions      end of year
---------------------------------------------------------------------------------------------------------------------
2004
   Allowance for doubtful accounts                   $     873         $     867          $      370       $   1,370
   Allowance for sales returns                           8,368             1,805  (1)            578           9,595
   Allowance for customer discounts                        657             7,448  (1)          7,267             838
                                                     ---------------------------------------------------------------
                                                     $   9,898         $  10,120          $    8,215       $  11,803
                                                     ===============================================================
---------------------------------------------------------------------------------------------------------------------
2003
   Allowance for doubtful accounts                   $     729         $     448          $      304       $     873
   Allowance for sales returns                           2,783            12,592  (1)          7,007           8,368
   Allowance for customer discounts                        291             5,503  (1)          5,137             657
                                                     ---------------------------------------------------------------
                                                     $   3,803         $  18,543          $   12,448       $   9,898
                                                     ===============================================================
---------------------------------------------------------------------------------------------------------------------
2002
   Allowance for doubtful accounts                   $     708         $     295          $      274       $     729
   Allowance for sales returns                             857             4,777  (1)          2,851           2,783
   Allowance for customer discounts                        291             2,412  (1)          2,412             291
                                                     ---------------------------------------------------------------
                                                     $   1,856         $   7,484          $    5,537       $   3,803
                                                     ===============================================================
---------------------------------------------------------------------------------------------------------------------

(1)   Amounts are a reduction from gross sales.