Form 10-K/A
period 2004-12-31
CELGENE CORP /DE/
filed 2005-03-18
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 2004

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ________ to ___________


Commission File No. 0-16132

                               CELGENE CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        22-2711928
-----------------------------------             --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification)
incorporation or organization)


          86 Morris Avenue
         Summit, New Jersey                                             07901
-----------------------------------------                            ----------
(Address of principal executive offices)                             (Zip Code)


                                 (908) 673-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Act).
                                    Yes  X     No
                                        ---

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant's most recently completed second quarter, was $4,694,329,287 based on the last reported sale price of the registrant's Common Stock on the NASDAQ National Market on that date. There were 165,269,970 shares of Common Stock outstanding as of March 1, 2005.

                                EXPLANATORY NOTE

On March 16, 2005, as a result of technical inadvertence by a financial printer, a draft document captioned "Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 31, 2004" on Form 10-K was filed with the Securities and Exchange Commission (the "SEC"), on behalf of Celgene Corporation (the "Company"). The Company has requested that the SEC withdraw such filing. Nothing in such filing should be relied upon in any respect. The Company intends to file a fully reviewed Annual Report on Form 10-K for the fiscal year ended December 31, 2004 in the next several days.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      CELGENE CORPORATION

                      By:  /s/ JOHN W. JACKSON
                           -----------------------------------------------------
                               John W. Jackson
                               Chairman of the Board and Chief Executive Officer
Date:  March 18, 2005

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

SIGNATURE                        TITLE                                                 DATE
---------                        -----                                                 ----
/s/ John W. Jackson              Chairman of the Board and Chief Executive Officer     March 18, 2005
-------------------------
John W. Jackson

*                                Director, Chief Operating Officer                     March 18, 2005
-------------------------
Sol J. Barer

/s/ Robert J. Hugin              Director, Chief Financial Officer                     March 18, 2005
-------------------------
Robert J. Hugin

*                                Director                                              March 18, 2005
-------------------------
Jack L. Bowman

*                                Director                                              March 18, 2005
-------------------------
Frank T. Cary

*                                Director                                              March 18, 2005
-------------------------
Michael D. Casey

*                                Director                                              March 18, 2005
-------------------------
Arthur Hull Hayes, Jr.

*                                Director                                              March 18, 2005
-------------------------
Gilla Kaplan

*                                Director                                              March 18, 2005
-------------------------
Richard C. E. Morgan

*                                Director                                              March 18, 2005
-------------------------
Walter L. Robb

/s/ James R. Swenson             Controller (Chief Accounting Officer)                 March 18, 2005
-------------------------
James R. Swenson

By: /s/ ROBERT J. HUGIN
    -------------------------------
        Robert J. Hugin
        Attorney-in-Fact

* Executed by Attorney-in-Fact