Form 10-K/A
period 2004-12-31
CELGENE CORP /DE/
filed 2005-03-21
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                Amendment No. 2
                                       To
                                    FORM 10-K

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

This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 supersedes, in its entirety, a draft document captioned "Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, for the fiscal year ended December 31, 2004" that was filed on March 16, 2005, as a result of technical inadvertence by a financial printer.

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

ITEM NO.                                                                    PAGE
-------                                                                     ----

Part I

1.          Business                                                           1
2.          Properties                                                        27
3.          Legal Proceedings                                                 28
4.          Submission of Matters to a Vote of Security Holders               28

Part II

5.          Market for Registrant's Common Equity and Related
               Stockholder Matters                                            29
6.          Selected Consolidated Financial Data                              30
7.          Management's Discussion and Analysis
               of Financial Condition and Results of Operations               32
7A.         Quantitative and Qualitative Disclosures About Market Risk        49
8.          Financial Statements and Supplementary Data                       51
9.          Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                         51
9A.         Controls and Procedures                                           51
9B.         Other Information                                                 51

Part III

10.         Directors and Executive Officers of the Registrant                52
11.         Executive Compensation                                            52
12.         Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     52
13.         Certain Relationships and Related Transactions                    52
14.         Principal Accountant Fees and Services                            52

Part IV

15.         Exhibits, Financial Statement Schedules                           53
            Signatures                                                        58

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

----------------------------------------------------------------------------------------------------------------------
         PRODUCT/                      DISEASE
    PRODUCT CANDIDATES               INDICATION                   COLLABORATOR                       STATUS
----------------------------------------------------------------------------------------------------------------------
   ACTIMID                  Multiple Myeloma                                            Phase I/II trial completed.
                            Prostate Cancer                                             Phase II trial ongoing.
   CC-11006                 Inflammatory                                                Phase I studies ongoing.
   CC-10015                 Inflammatory Diseases                                       Preclinical studies ongoing.

PDE4 AND TNF(ALPHA)
INHIBITORS:
   CC-10004                 Asthma                                                      Phase II trial ongoing.
                            Psoriasis                                                   Phase II trial ongoing.
   CC-11050                 Inflammatory Diseases                                       Preclinical studies ongoing.

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

INTERNATIONAL EXPANSION

In November 2001, we signed agreements with Pharmion Corporation and Penn Pharmaceuticals Services Limited to expand the THALOMID(R) franchise in all countries outside North America, Japan, China, Taiwan and Korea. The strategic partnership combined Penn's FDA-compliant manufacturing capability, Pharmion's global development and marketing expertise and our intellectual property. The alliance was designed to accelerate the establishment of THALOMID(R) as an important therapy in the international markets. To date, Pharmion has received regulatory approval in Australia, New Zealand, Turkey and Israel to market and distribute Thalidomide for the treatment of multiple myeloma after the failure of standard therapies, as well as for the treatment of complications of leprosy. In October 2004, we acquired Penn T Limited, a worldwide supplier of THALOMID(R). Through manufacturing contracts acquired in this acquisition, we are able to control manufacturing for THALOMID(R) worldwide and we also increased our participation in the potential sales growth of THALOMID(R) in key international markets. In December 2004, we amended several agreements with Pharmion including a collaborative R&D agreement and a manufacturing supply agreement, as well as the License agreement signed in November 2001, which added to the territories licensed in that agreement. In December 2003, we established a legal entity in Switzerland where we are developing a facility to perform formulation, encapsulation, packaging, warehousing and distribution of future products.

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

---------------------------------------------------------------------------------------------------------------------
                                                                       YEARS ENDED DECEMBER 31,
IN THOUSANDS, EXCEPT PER SHARE DATA                  2004          2003          2002           2001           2000
---------------------------------------------------------------------------------------------------------------------
                                                               As restated   As restated
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Total revenue                                   $ 377,502     $ 271,475     $ 135,746      $ 114,243      $  84,908
  Costs and operating expenses                      334,774       274,124       250,367        139,186        119,217
  Other income (expense), net                        20,443        28,310        23,031         20,807         15,496
  Income tax provision (benefit)                     10,415           718           (98)        (1,232)        (1,810)
                                                  -------------------------------------------------------------------
  Income (loss) from continuing Operations           52,756        24,943       (91,492)        (2,904)       (17,003)
  Discontinued operations:
   Gain on sale of chiral assets                         --           750         1,000            992            719
                                                  -------------------------------------------------------------------
   Net income (loss) applicable to common
   stockholders                                   $  52,756     $  25,693     $ (90,492)     $  (1,912)     $ (16,284)
                                                  ===================================================================
  Income (loss) from continuing operations
   per common share(1):
   Basic                                          $    0.32     $    0.15     $   (0.60)     $   (0.02)     $   (0.13)
   Diluted                                        $    0.31     $    0.14     $   (0.60)     $   (0.02)     $   (0.13)
Discontinued operations per common share(1):
   Basic                                          $      --     $    0.01     $    0.01      $    0.01      $    0.01
   Diluted                                        $      --     $    0.01     $    0.01      $    0.01      $    0.01
  Net income (loss) applicable to common
   stockholders(1):
   Basic                                          $    0.32     $    0.16     $   (0.59)     $   (0.01)     $   (0.12)
   Diluted                                        $    0.31     $    0.15     $   (0.59)     $   (0.01)     $   (0.12)
Weighted average number of shares of common
   stock outstanding (1):
   Basic                                            163,869       161,774       154,674        150,216        133,196
   Diluted                                          172,855       170,796       154,674        150,216        133,196
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

At December 31, 2002, based on what we believed was the appropriate accounting treatment under generally accepted accounting principles, we wrote off the entire $26.8 million relating to the convertible preferred shares, the warrants and the litigation settlement and did not recognize any gains or losses on the warrants during 2003. This accounting treatment was based on multiple reasons including: (1) EntreMed's financial condition and its continuing losses; (2) the fact that we included the warrants along with the convertible preferred shares investment in applying the equity method of accounting, under which we wrote off the entire investment in December 2002; and (3) our concern over the fair value of the warrants given the significant number of shares underlying the warrants and, our concern about the inability to convert the underlying shares into cash (even if the warrants were to be net share settled) without significantly affecting EntreMed's stock price.

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

In addition we reviewed the impairment of the investment in the EntreMed voting preferred shares. We have concluded that the investment should not have been fully written down as of the date of the transaction. Accordingly we have restored the investment of $4.4 million as of December 31, 2002 and reduced the net loss by a like amount. Under the equity method of accounting, we have recorded our share of the EntreMed losses in 2003 until the investment was written down to zero in the third quarter of 2003.

We have now restated our consolidated financial statements. The cumulative effect of the restatement through December 31, 2003 is an increase in other assets of $21.7 million and a decrease in accumulated deficit of $21.7 million. Equity losses in associated companies of $4.4 million were recorded for the year ended December 31, 2003. Interest and other income increased by $16.6 million for the year ended December 31, 2003 and litigation settlement and related agreements expense decreased by $9.5 million for the year ended December 31, 2002. Previously reported diluted net earnings per share increased by $0.07 and $0.06 for the years ended December 31, 2003 and 2002, respectively. The restatement did not have any impact on previously reported total revenues, 2003 reported net cash flows or 2003 operating loss.

The following is a summary of the impact of the restatement on (i) our Consolidated Balance Sheet at December 31, 2003 and (ii) our Consolidated Statements of Operations for the years ended December 31, 2003 and 2002. In 2002 net cash provided by operating activities improved by $9.5 million and net cash provided by investing activities decreased by $9.5 million. The 2003 operating and investing cash flows were not impacted.

----------------------------------------------------------------------------------------------------------
                                                              PREVIOUSLY
IN THOUSANDS, EXCEPT PER SHARE DATA                            REPORTED       ADJUSTMENTS      AS RESTATED
----------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:

Consolidated Statement of Operations:
    Interest and other income                                 $  21,795        $  16,574        $  38,369
    Equity losses in associated companies                            --            4,392            4,392
    Income before income taxes                                   13,479           12,182           25,661
    Income from continuing operations                            12,761           12,182           24,943
    Net income                                                   13,511           12,182           25,693
    Per share:
        Income from continuing operations per - Basic              0.08             0.07             0.15
        Income from continuing operations per - Diluted            0.07             0.07             0.14

        Net income - Basic                                         0.08             0.08             0.16
        Net income - Diluted                                       0.08             0.07             0.15

Consolidated Balance Sheet:
    Other assets                                              $  32,506        $  21,690        $  54,196
    Total assets                                                791,336           21,690          813,026
    Accumulated deficit                                        (308,856)          21,690         (287,166)
    Total stockholders' equity                                  310,054           21,690          331,744
----------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2002:

Consolidated Statement of Operations:
    Litigation settlement and related agreements              $  32,212        $  (9,508)       $  22,704
    Total expenses                                              259,875           (9,508)         250,367
    Operating loss                                             (124,129)           9,508         (114,621)
    Loss before income taxes                                   (101,098)           9,508          (91,590)
    Loss from continuing operations                            (101,000)           9,508          (91,492)
    Net loss                                                   (100,000)           9,508          (90,492)
    Per share:
        Loss from continuing operations - Basic                   (0.65)            0.05            (0.60)
        Loss from continuing operations - Diluted                 (0.65)            0.05            (0.60)

        Net loss - Basic                                          (0.65)            0.06            (0.59)
        Net loss - Diluted                                        (0.65)            0.06            (0.59)
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

In October 2004, through an indirect wholly-owned subsidiary, we acquired all of the outstanding shares of Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R), from a consortium of private investors for a US dollar equivalency of approximately $117.4 million in cash, net of cash acquired and including working capital adjustments and total estimated transaction costs. Through manufacturing contracts acquired in this acquisition, we are now able to control manufacturing for THALOMID(R) worldwide and we also increased our participation in the potential sales growth of THALOMID(R) in key international markets. Following this acquisition, in December 2004 we revised the Pharmion product supply agreement acquired in the Penn T acquisition. Under the modified agreement, Pharmion paid us a one-time payment of $77.0 million in return for a reduction in their total product supply purchase price from 28.0 percent of Pharmion's thalidomide net sales, including cost of goods to 15.5 percent of net sales. The collaboration also entails Pharmion paying us an additional $8.0 million over the next three years to extend the two companies' existing thalidomide research and development efforts and a one-time payment of $3.0 million for granting Pharmion license rights to develop and market thalidomide in three additional Asian territories (Hong Kong, Korea and Taiwan), as well as for eliminating termination rights held by Celgene tied to the regulatory approval of thalidomide in Europe in November 2006. In late

2004, we entered into an agreement providing manufacturers of isotretinoin (Acutane(R)) a non-exclusive license to our System for Thalidomide Education and Prescribing Safety, or S.T.E.P.S., patent portfolio. The manufacturers of isotretinoin have licensed these patents with the intention of implementing a new pregnancy risk management system to safely deliver isotretinoin in potentially high-risk patient populations.

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

LITIGATION SETTLEMENT AND RELATED AGREEMENTS: On December 31, 2002, we entered into a series of agreements with EntreMed, Inc. and Children's Medical Center Corporation, or CMCC, terminating ongoing litigation relating to patents for thalidomide analogs and directly granting to us an exclusive license issued by CMCC for the rights to those patents. Under the terms of an asset purchase agreement with EntreMed, we paid EntreMed $10.0 million for all thalidomide analog patents and associated clinical data and records, and the termination of any litigation surrounding those patents. Under the terms of a securities purchase agreement with EntreMed, we acquired from EntreMed 3,350,000 shares of Series A Convertible Preferred Stock and warrants to purchase an additional 7,000,000 common shares for an aggregate cash consideration of approximately $16.8 million. The Series A Convertible Preferred Stock is convertible, at our option into an aggregate of 16,750,000 shares of common stock at an initial conversion price of $1.00 per share provided, however, that the conversion price in effect from time to time shall be subject to certain adjustments. Dividends are payable prior and in preference to the declaration or payment of any dividend or distribution to the holders of common stock. We have the right to one vote for each share of Common Stock into which such share of Series A Convertible Preferred Stock could then be converted and with respect to such vote we have full voting rights and powers equal to the voting rights and powers of the holders of shares of Common Stock. After assessing the level of our ownership interest in EntreMed and the fact that EntreMed is a clinical-stage biopharmaceutical company engaged primarily in research and development activities with proposed products and research programs in the early stage of clinical development, a charge of $7.2 million was recorded for in-process research and development. As restated, we ascribed a value of $11.6 million to the convertible preferred stock of which $4.4 million was recorded as an investment in associated companies at December 31, 2002.

The warrants have an exercise price of $1.50 per share, vest after six months from the date of grant and expire after seven years from the date of grant. The warrants also include a net settlement feature and as discussed in Note 2, it was subsequently determined that they should be accounted for as a derivative. We ascribed a value of $5.1 million to the warrants as of December 31, 2002, which represents their estimated fair value at such date.

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

We recorded a charge to earnings for the cost of these agreements and related expenses of $22.7 million in 2002 including the write-down of the EntreMed Convertible Preferred Stock to our residual equity interest in EntreMed and certain legal expenses incurred in connection with the settlement.

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

In November 2004, we purchased land and several buildings in Summit, New Jersey, which will enable us to consolidate four New Jersey locations into one corporate headquarters and provide the room to accommodate our anticipated growth. As a result, we are currently exploring available options to reduce or eliminate the financial impact of existing lease commitments on redundant facilities.

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

Based on the above guidance, the Company concluded that is EntreMed voting preferred stock investments, which had previously been written-down to zero under the equity method of accounting, was not in-substance common stock as defined in EITF 02-14 and therefore, discontinued use of the equity method of accounting beginning on October 1, 2004. Prospectively, the Company will account for such investment under the cost method since the preferred stock is not publicly traded. This change does not impact the carrying value of the EntreMed preferred stock investment and accordingly, did not have an impact on the Conpany's consolidated financial statements.

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

ENTREMED WARRANTS: We hold warrants to purchase up to 7,000,000 shares of EntreMed common stock. The warrants have an exercise price of $1.50 per share and expire seven years from the date of grant. The warrants are accounted for as a derivative instrument under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS 133, the warrants are recorded on the balance sheet at fair value and are marked to market, with gains and losses recognized in earnings. The warrants were recorded on the balance sheet at $19.8 million and $21.7 million at December 31, 2004 and 2003, respectively. Fair value is estimated using a Black-Scholes options pricing model incorporating management assumptions about expected term and volatility.

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

      Management's report on the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2004 Financial Report under the headings MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING and REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, respectively, and are incorporated by reference.

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

                               CELGENE CORPORATION

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                    PAGE
                                                                                                                    ----
Consolidated Financial Statements
Management's Report on Internal Control over Financial Reporting                                                     F-2
Reports of Independent Registered Public Accounting Firm                                                             F-3
Consolidated Balance Sheets as of December 31, 2004 and 2003                                                         F-6
Consolidated Statements of Operations - Years Ended December 31, 2004, 2003, and 2002                                F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003, and 2002                                F-8
Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2004, 2003, and 2002                     F-10
Notes to Consolidated Financial Statements                                                                          F-11

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

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company's transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

KPMG LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, has issued their report on management 's assessment of internal control over financial reporting, a copy of which appears on page F-4 of this annual report.

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
==================================================================================================

See accompanying Notes to Consolidated Financial Statements

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

------------------------------------------------------------------------------------------------
Years ended December 31,                                 2004           2003            2002
------------------------------------------------------------------------------------------------
                                                                   (As Restated)   (As Restated)
Revenue:

  Net product sales                                   $ 330,571      $ 244,453       $ 122,921
  Collaborative agreements and other revenue             20,012         15,174           8,115
  Royalty revenue                                        26,919         11,848           4,710
------------------------------------------------------------------------------------------------
      Total revenue                                     377,502        271,475         135,746
------------------------------------------------------------------------------------------------

Expenses:

  Cost of goods sold                                     59,726         52,950          20,867
  Research and development                              160,852        122,700          84,924
  Selling, general and administrative                   114,196         98,474          66,172
  Litigation settlement and related agreements               --             --          22,704
  Acquired in-process research and development               --             --          55,700
------------------------------------------------------------------------------------------------
      Total expenses                                    334,774        274,124         250,367
------------------------------------------------------------------------------------------------

Operating income (loss)                                  42,728         (2,649)       (114,621)

Other income and expense:
  Interest and other income                              29,994         38,369          23,058
  Equity in losses of associated companies                   --          4,392              --
  Interest expense                                        9,551          5,667              27

------------------------------------------------------------------------------------------------
Income (loss) before income taxes                        63,171         25,661         (91,590)
------------------------------------------------------------------------------------------------

Income tax provision (benefit)                           10,415            718             (98)

------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                 52,756         24,943         (91,492)
------------------------------------------------------------------------------------------------

Discontinued operations:
  Gain on sale of chiral assets                              --            750           1,000

------------------------------------------------------------------------------------------------
Net income (loss)                                     $  52,756      $  25,693       $ (90,492)
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

FOREIGN CURRENCY TRANSLATION: Operations in non-U. S. subsidiaries are generally recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for non-U. S. subsidiaries are translated from local currencies into U. S. dollars using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded as a component of other comprehensive income. Transaction gains and losses are recorded as incurred in other income (expense), net in the Consolidated Statements of Income.

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

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment", or SFAS 123R, that addresses the accounting for share-based payment transactions in which employee services are received in exchange for either equity instruments of the company, liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees", that was provided in Statement 123 as originally issued. Instead, under SFAS No. 123R companies are required to record compensation expense for all share based payment award transactions

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

measured at fair value. This statement is effective for quarters ending after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

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

Based on the above guidance, the Company concluded that its EntreMed voting preferred stock investment, which had previously been written-down to zero under the equity method of accounting, was not in-substance common stock as defined in EITF 02-14 and therefore, discontinued use of the equity method of accounting beginning on October 1, 2004. Prospectively, the Company will account for such investment under the cost method since the preferred stock is not publicly traded. This change does not impact the carrying value of the EntreMed preferred stock investment and accordingly, did not have an impact on the Company's consolidated financial statements.


(2)   RESTATEMENT OF FINANCIAL STATEMENTS

Following a review in December 2004 of the Company's accounting treatment for the convertible preferred shares and warrants the Company received in connection with the December 31, 2002 litigation settlement and related agreements with EntreMed, Inc. and the Children's Medical Center Corporation, or CMCC, it was determined that an

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

adjustment to the Company's consolidated financial statements was required for the years ended December 31, 2003 and 2002. On December 31, 2002, the Company paid approximately $26.8 million in cash and acquired all related EntreMed thalidomide analog patents, terminated the litigation and received voting preferred shares convertible into 16,750,000 shares of EntreMed common stock and warrants to purchase 7,000,000 shares of EntreMed common stock.

Based on what the Company believed was the appropriate accounting treatment under generally accepted accounting principles, it wrote off the entire $26.8 million at December 31, 2002 which related to the convertible preferred shares, the warrants and the litigation settlement, and did not recognize any gains or losses on the warrants during 2003 and 2004. This accounting treatment was based on multiple reasons including: (1) EntreMed's financial condition and its continuing losses; (2) the fact that the Company included the warrants along with the convertible preferred shares investment in applying the equity method of accounting, under which it wrote off the entire investment in December 2002; and (3) the Company's concern over the fair value of the warrants given the significant number of shares underlying the warrants and, the Company's concern about the inability to convert the underlying shares into cash (even if the warrants were to be net share settled) without significantly affecting EntreMed's stock price.

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

In addition the Company reviewed the impairment of the investment in the EntreMed voting preferred shares. The Company has concluded that the investment should not have been fully written down as of the date of the transaction. Accordingly the Company restored the investment of $4.4 million as of December 31, 2002 and reduced the net loss by a like amount. Under the equity method of accounting, the Company recorded its share of the EntreMed losses in 2003 until the investment was written down to zero in the third quarter of 2003.

The Company has now restated its financial statements. The cumulative effect of the restatement through December 31, 2003 is an increase in other assets of $21.7 million and a decrease in accumulated deficit, of $21.7 million. Equity losses in associated companies of $4.4 million were recorded for the year ended December 31, 2003. Interest and other income increased by $16.6 million for the year ended December 31, 2003 and litigation settlement and related agreements expense decreased by $9.5 million for the year ended December 31, 2002. Previously reported diluted earnings per share increased by $0.07 and $0.06 for the years ended December 31, 2003 and 2002, respectively. The restatement did not have any impact on previously reported total revenues, 2003 reported net cash flows or 2003 operating loss.

The following is a summary of the impact of the Restatement on (i) the Company's Consolidated Balance Sheet at December 31, 2003 and (ii) its Consolidated Statement of Operations for the years ended December 31, 2003 and 2002. In 2002 net cash provided by operating activities increased by $9.5 million and net cash provided by investing activities decreased by $9.5 million. The 2003 operating and investing cash flows were not impacted.

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
------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 2003:

Consolidated Statement of Operations:
    Interest and other income                             $  21,795        $  16,574        $  38,369
    Equity losses in associated companies                        --            4,392            4,392
    Income before income taxes                               13,479           12,182           25,661
    Income from continuing operations                        12,761           12,182           24,943
    Net income                                               13,511           12,182           25,693
    Per share:
        Income from continuing operations - Basic              0.08             0.07             0.15
        Income from continuing operations - Diluted            0.07             0.07             0.14

        Net income - Basic                                     0.08             0.08             0.16
        Net income - Diluted                                   0.08             0.07             0.15

Consolidated Balance Sheet:
    Other assets                                          $  32,506        $  21,690        $  54,196
    Total assets                                            791,336           21,690          813,026
    Accumulated deficit                                    (308,856)          21,690         (287,166)
    Total stockholders' equity                              310,054           21,690          331,744
------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 2002:

Consolidated Statement of Operations:
    Litigation settlement and related agreements          $  32,212        $  (9,508)       $  22,704
    Total expenses                                          259,875           (9,508)         250,367
    Operating loss                                         (124,129)           9,508         (114,621)
    Loss before income taxes                               (101,098)           9,508          (91,590)
    Loss from continuing operations                        (101,000)           9,508          (91,492)
    Net loss                                               (100,000)           9,508          (90,492)
    Per share:
        Loss from continuing operations - Basic               (0.65)            0.05            (0.60)
        Loss from continuing operations - Diluted             (0.65)            0.05            (0.60)

        Net loss - Basic                                      (0.65)            0.06            (0.59)
        Net loss - Diluted                                    (0.65)            0.06            (0.59)
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
    =======================================================================

The initial purchase price allocations may be adjusted within one year of the purchase date for changes in the estimated fair value of assets acquired and liabilities assumed. The intangible assets consist principally of a product supply agreement that is being amortized over its useful life, which is 13 years. The resulting goodwill and intangible assets have been assigned to the Company's Human Pharmaceuticals operating segment.

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

(5)   LITIGATION SETTLEMENT AND RELATED AGREEMENTS

On December 31, 2002, the Company entered into a series of agreements with EntreMed, Inc. and Children's Medical Center Corporation, or CMCC, terminating ongoing litigation relating to patents for thalidomide analogs and directly granting to the Company, an exclusive license issued by CMCC for the rights to those patents. Under the terms of an asset purchase agreement with EntreMed, the Company paid EntreMed $10.0 million for all thalidomide analog patents and associated clinical data and records, and the termination of any litigation surrounding those patents. Under the terms of a securities purchase agreement with EntreMed, the Company acquired from EntreMed 3,350,000 shares of Series A Convertible Preferred Stock and warrants to purchase an additional 7,000,000 common shares for an aggregate cash consideration of approximately $16.8 million. The Series A

                               CELGENE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Convertible Preferred Stock is convertible, at the option of the Company, into an aggregate of 16,750,000 shares of common stock at an initial conversion price of $1.00 per share provided, however, that the conversion price in effect from time to time shall be subject to certain adjustments. Dividends are payable prior and in preference to the declaration or payment of any dividend or distribution to the holders of common stock. The Company shall have the right to one vote for each share of Common Stock into which such share of Series A Convertible Preferred Stock could then be converted and with respect to such vote the Company shall have full voting rights and powers equal to the voting rights and powers of the holders of shares of Common Stock. After assessing the level of the Company's ownership interest in EntreMed and the fact that EntreMed is a clinical-stage biopharmaceutical company engaged primarily in research and development activities with proposed products and research programs in the early stage of clinical development, a charge of $7.2 million was recorded for in-process research and development. As restated, the Company ascribed a value of $11.6 million to the convertible preferred stock of which $4.4 million was recorded as an investment in associated companies at December 31, 2002.

The warrants have an exercise price of $1.50 per share, vest after six months from the date of grant and expire after seven years from the date of grant. The warrants also include a net settlement feature and as discussed in Note 2, it was subsequently determined that they should be accounted for as a derivative. The Company has ascribed a value of $5.1 million to the warrants as of December 31, 2002, which represents their estimated fair value at such date.

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

Celgene recorded a charge to earnings for the cost of these agreements and related expenses of $22.7 million in 2002 including the write-down of the EntreMed Convertible Preferred Stock to our residual equity interest in EntreMed and certain legal expenses incurred in connection with the settlement.

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
                                                        ======================

Included in interest and other income are unrealized gains (losses) relating to the EntreMed warrants of $(1.9) million and $16.6 million for the years ended December 31, 2004 and 2003, respectively. Equity in losses of associated companies was $4.4 million in 2003, which represented the company's share of EntreMed losses. As of December 31, 2004 and 2003, the EntreMed convertible preferred stock investment had a carrying value of zero.

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

(17)  INCOME TAXES

The provision/(benefit) for taxes on income from continuing operations is as follows:

-------------------------------------------------------------------------------------------------------------
                                                                       2004            2003           2002
-------------------------------------------------------------------------------------------------------------
United States:
Taxes currently payable:
      Federal                                                       $  6,429
      State and local                                               $  4,067        $    718       $    (98)
-------------------------------------------------------------------------------------------------------------
Total U.S. tax provision                                            $ 10,496        $    718       $    (98)
-------------------------------------------------------------------------------------------------------------
International:
      Taxes currently payable                                       $ 23,486
      Deferred income taxes                                         $(23,567)
-------------------------------------------------------------------------------------------------------------
Total international tax provision                                   $    (81)       $     --       $     --
-------------------------------------------------------------------------------------------------------------
Total provision                                                     $ 10,415        $    718       $    (98)
=============================================================================================================

At December 31, 2004, 2003 and 2002 the tax effects of temporary differences that give rise to deferred tax assets were as follows:

---------------------------------------------------------------------------------------------------------------------------------
                                                        2004                         2003                          2002
---------------------------------------------------------------------------------------------------------------------------------
                                                                                  AS RESTATED                   AS RESTATED
                                                                                  -----------                   -----------
                                               ASSETS      LIABILITIES       ASSETS      LIABILITIES       ASSETS      LIABILITIES
                                               ------      -----------       ------      -----------       ------      -----------
Federal and state net operating loss
carryforwards                                $  53,477      $      --      $ 141,379      $      --      $ 143,720      $      --
Prepaid/deferred items                          29,863             --             --             --             --             --
Deferred Revenue                                24,174             --             --             --             --             --
Capitalized research expenses                    8,971             --         16,774             --          7,012             --
Research and experimentation tax
credit carryforwards                            17,431             --          9,154             --          7,686             --
Plant and  equipment, principally  due
to differences in depreciation                   2,307           (295)         1,524             --          1,880             --
Inventory                                        1,362           (928)            --             --             --             --
Other Assets                                        --         (2,230)            --             --             --             --
Intangibles                                      3,182        (29,761)         5,615             --          5,615             --
Accrued and other expenses                      14,590             --          6,686             --          4,802             --
Unrealized losses/(gains) on securities             --        (33,385)         4,188         (8,893)         6,686         (3,899)
---------------------------------------------------------------------------------------------------------------------------------
Subtotal                                       155,357        (66,599)       185,320         (8,893)       177,401         (3,899)
Valuation allowance                            (75,510)            --       (176,427)            --       (173,502)            --
---------------------------------------------------------------------------------------------------------------------------------
Total Deferred Taxes                         $  79,847      $ (66,599)     $   8,893      $  (8,893)     $   3,899      $  (3,899)
---------------------------------------------------------------------------------------------------------------------------------
Net Deferred Tax Asset                       $  13,248      $      --      $      --      $      --      $      --      $      --
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
                                       =========================

MAJOR CUSTOMERS: As is typical in the pharmaceutical industry, the Company sells its products primarily through wholesale distributors and therefore, wholesale distributors account for a large portion of the Company's net product revenues. In 2004, 2003 and 2002, there were three customers that each accounted for more than 10% of the Company's total revenue. Sales to each such customer in 2004, 2003 and 2002 were as follows: Cardinal Health 29.5%, 32.5% and 30.9%; McKesson Corp. 18.6%, 17.4% and 17.1%; and Amerisource Bergen Corp. 17.9%, 23.7% and 8.0%. In 2002, Bergen Brusnwig Drug Company accounted for 16.2% of consolidated total revenue in 2002. Sales to such customers were included in the results of the Human Pharmaceuticals segment.

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

--------------------------------------------------------------------------------------------------------------------------
AS RESTATED(5)                                       1Q              2Q              3Q              4Q             YEAR
--------------------------------------------------------------------------------------------------------------------------
2003(1)
Total revenue                                    $  49,089       $  67,286       $  74,332       $  80,768       $ 271,475
Gross profit(2)                                     39,251          48,623          49,513          54,116         191,503
Income tax benefit (provision)                        (135)           (210)           (378)              5            (718)
Net income                                             323          22,399           7,290          (4,319)         25,693
Net earnings per common share -
      basic(3)                                          --       $    0.14       $    0.04       $   (0.03)      $    0.16
      diluted(3)                                        --       $    0.13       $    0.04       $   (0.03)      $    0.15
Weighted average number of shares of common
stock outstanding -
      basic(4)                                     160,768         161,678         162,094         162,524         161,774
      diluted(4)                                   167,880         170,268         172,658         162,524         170,796

--------------------------------------------------------------------------------------------------------------------------
AS ORIGINALLY REPORTED                               1Q              2Q              3Q              4Q             YEAR
--------------------------------------------------------------------------------------------------------------------------
2003(1)
Total revenue                                    $  49,089       $  67,286       $  74,332       $  80,768       $ 271,475
Gross profit(2)                                     39,251          48,623          49,513          54,116         191,503
Income tax benefit (provision)                        (135)           (210)           (378)              5            (718)

Net income                                             952           2,894           4,293           5,372          13,511
Net earnings per common share -
      basic(3)                                   $    0.01       $    0.02       $    0.03       $    0.03       $    0.08
      diluted(3)                                 $    0.01       $    0.02       $    0.02       $    0.03       $    0.08
Weighted average number of shares of common
stock outstanding -
      basic(4)                                     160,768         161,678         162,094         162,524         161,774
      diluted(4)                                   167,880         170,268         172,658         174,244         170,796
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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               CELGENE CORPORATION
                             (DOLLARS IN THOUSANDS)

---------------------------------------------------------------------------------------------------------------------
                                                     Balance at   Additions charged
                                                    beginning of    to expense or                         Balance at
Year ended December 31,                                 year            sales             Deductions      end of year
---------------------------------------------------------------------------------------------------------------------
2004
   Allowance for doubtful accounts                   $     873         $     867          $      370       $   1,370
   Allowance for sales returns                           8,368            16,279  (1)         15,052           9,595
   Allowance for customer discounts                        657             7,448  (1)          7,267             838
                                                     ---------------------------------------------------------------
                                                     $   9,898         $  10,120          $    8,215       $  11,803
                                                     ===============================================================
---------------------------------------------------------------------------------------------------------------------
2003
   Allowance for doubtful accounts                   $     729         $     448          $      304       $     873
   Allowance for sales returns                           2,783            12,659  (1)          7,074           8,368
   Allowance for customer discounts                        291             5,503  (1)          5,137             657
                                                     ---------------------------------------------------------------
                                                     $   3,803         $  18,543          $   12,448       $   9,898
                                                     ===============================================================
---------------------------------------------------------------------------------------------------------------------
2002
   Allowance for doubtful accounts                   $     708         $     295          $      274       $     729
   Allowance for sales returns                             857             4,777  (1)          2,851           2,783
   Allowance for customer discounts                        291             2,412  (1)          2,412             291
                                                     ---------------------------------------------------------------
                                                     $   1,856         $   7,484          $    5,537       $   3,803
                                                     ===============================================================
---------------------------------------------------------------------------------------------------------------------

(1)   Amounts are a reduction from gross sales.