Form 10-Q
period 2005-03-31
CELGENE CORP /DE/
filed 2005-05-10
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number 0-16132

                               CELGENE CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    22-2711928
  -------------------------------                     -----------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification
                                                            Number)

   86 Morris Avenue, Summit, NJ                             07901
   ----------------------------                             -----
     (Address of principal                                (Zip Code)
       executive offices)

Registrant's telephone number, including area code: (908) 673-9000.

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

                                 Yes _X_ No ___

At May 6, 2005, 166,840,127 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                                                        Page No.

PART I           FINANCIAL INFORMATION


    Item 1       Unaudited Consolidated Financial Statements

                 Consolidated Statements of Operations -
                 Three-Month Periods Ended March 31, 2005 and 2004          3

                 Consolidated Balance Sheets -
                 As of March 31, 2005 and December 31, 2004                 4

                 Consolidated Statements of Cash Flows -
                 Three-Month Periods Ended March 31, 2005 and 2004          5

                 Notes to Unaudited Consolidated Financial Statements       7

    Item 2       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       20

    Item 3       Quantitative and Qualitative Disclosures About
                 Market Risk                                               31

    Item 4       Controls and Procedures                                   34

PART II          OTHER INFORMATION                                         35

    Item 1       Legal Proceedings                                         35

    Item 2       Unregistered Sales of Equity Securities and
                 Use of Proceeds                                           35

    Item 3       Defaults Upon Senior Securities                           35

    Item 4       Submission of Matters to a Vote of Security Holders       35

    Item 5       Other Information                                         35

    Item 6       Exhibits                                                  35

                 Signatures                                                36

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                      Three Month Period Ended
                                                              March 31,
                                                    ----------------------------
                                                        2005           2004
                                                    -------------  -------------
                                                                    As Restated
                                                                    (See Note 2)

Revenue:

  Net product sales                                     $ 97,645       $ 76,120
  Collaborative agreements and other revenue               5,229          2,133
  Royalty revenue                                          9,522          4,620
                                                    -------------  -------------
    Total revenue                                        112,396         82,873
                                                    -------------  -------------

Expenses:

  Cost of goods sold                                      12,604         14,395
  Research and development                                40,037         37,728
  Selling, general and administrative                     37,806         25,936
                                                    -------------  -------------
    Total expenses                                        90,447         78,059
                                                    -------------  -------------

Operating income                                          21,949          4,814

Other income and expense:
  Interest income and other income (expense), net         (1,178)         7,289
  Equity in losses of affiliated company                   4,355              -
  Interest expense                                         2,374          2,388
                                                    -------------  -------------

Income before income taxes                                14,042          9,715

Income tax provision (benefit)                           (34,172)           801
                                                    -------------  -------------
Net income                                              $ 48,214       $  8,914
                                                    =============  =============

Net income per common share:

  Basic                                                   $ 0.29         $ 0.05
                                                    =============  =============
  Diluted                                                 $ 0.26         $ 0.05
                                                    =============  =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                     MARCH 31,      DECEMBER 31,
                                                        2005            2004
                                                   -------------   -------------
                                                    (Unaudited)
Assets

Current assets:

   Cash and cash equivalents                        $    72,345     $   135,227
   Marketable securities available for sale             628,939         613,310
   Accounts receivable, net of allowance of
     $2,830 and $2,208 at March 31, 2005 and
     December 31, 2004, respectively                     49,207          46,074
   Inventory                                             33,497          24,404
   Deferred income taxes                                 54,225           4,082
   Other current assets                                  27,412          26,783
                                                   -------------   -------------
      Total current assets                              865,625         849,880

   Property, plant and equipment, net                    53,284          52,039
   Investment in affiliated company                      19,038               -
   Intangible assets, net                               103,742         108,955
   Goodwill                                              36,917          41,258
   Deferred income taxes                                 26,448          14,613
   Other assets                                          20,582          40,548
                                                   -------------   -------------
      Total assets                                  $ 1,125,636     $ 1,107,293
                                                   =============   =============

Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable                                 $    18,308     $    18,650
   Accrued expenses                                      53,143          68,534
   Income taxes payable                                  22,851          41,188
   Current portion of deferred revenue                    7,500           6,926
   Current portion of capital leases
     and note obligation                                      6               8
   Deferred income taxes                                      -           5,447
   Other current liabilities                              2,498             662
                                                   -------------   -------------
      Total current liabilities                         104,306         141,415

   Long-term convertible notes                          400,000         400,000
   Deferred revenue, net of current portion              70,804          73,992
   Capitalized leases and note obligation,
     net of current portion                                   3               4
   Other non-current liabilities                         15,816          14,438
                                                   -------------   -------------
      Total liabilities                                 590,929         629,849
                                                   -------------   -------------

Stockholders' equity:

   Preferred stock, $.01 par value per
      share, 5,000,000 authorized; none
      outstanding at March 31, 2005 and
      December 31, 2004                                       -               -
   Common stock, $.01 par value per share,
      275,000,000 shares authorized;
      issued 166,659,864 and 165,079,198
      shares at March 31, 2005 and
      December 31, 2004, respectively.                    1,667           1,651
   Common stock in treasury, at cost;
      13,317 and 10,564 shares at March 31,
      2005 and December 31, 2004,
      respectively.                                        (399)           (306)
   Additional paid-in capital                           699,399         641,907
   Accumulated deficit                                 (186,195)       (234,410)
   Accumulated other comprehensive income                20,235          68,602
                                                   -------------   -------------
      Total stockholders' equity                        534,707         477,444
                                                   -------------   -------------
      Total liabilities and stockholders' equity    $ 1,125,636     $ 1,107,293
                                                   =============   =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                      Three Month Period Ended
                                                             March 31,
                                                      -------------------------
                                                         2005           2004
                                                      ----------     ----------
Cash flows from operating activities:                                As Restated
                                                                    (See Note 2)

Net income                                             $ 48,214       $  8,914
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization of
      long-term assets                                    3,191          2,008
    Provision for accounts receivable
      allowances                                            622            171
    Realized gain on marketable
      securities available for sale                        (209)          (764)
    Unrealized loss (gain) on value of
      EntreMed warrants                                   6,875           (294)
    Equity in losses of affiliated
      company                                             4,355              -
    Non-cash stock-based compensation
      expense                                                62            100
    Amortization of premium/discount on
       marketable securities available
       for sale, net                                        505            541
    Amortization of debt issuance cost                      611            611
    Shares issued for employee benefit
      plans                                                   -          4,267
    Deferred income taxes                               (42,664)          (936)

Change in current assets and liabilities, excluding the effect of acquisition:

   Increase in accounts receivable                       (3,798)        (2,843)
   Increase in inventory                                 (9,140)        (3,369)
   (Increase) decrease in other
     operating assets                                        75           (580)
   Decrease in accounts payable and
     accrued expenses                                    (5,159)        (2,643)
   Increase (decrease) in income taxes
     payable                                             (7,954)         1,512
   Increase (decrease) in deferred
     revenue                                               (688)           161
                                                      ----------     ----------
Net cash (used in) provided by operating
  activities                                             (5,102)         6,856
                                                      ----------     ----------

Cash flows from investing activities:

Capital expenditures                                     (4,151)        (2,238)
Business acquisition                                     (8,429)             -
Proceeds from sales and maturities of
   marketable securities available for
   sale                                                  39,827         51,422
Purchases of marketable securities
   available for sale                                   (86,806)       (74,089)
Purchase of investment securities                             -         (7,000)
Investment in affiliated company                        (10,500)             -
                                                      ----------     ----------
Net cash used in investing activities                   (70,059)       (31,905)
                                                      ----------     ----------

Cash flows from financing activities:

Proceeds from exercise of common stock
   options and warrants                                  13,976          3,323
Purchase of treasury stock                                  (93)             -
Repayment of capital lease and note
  obligations                                                (3)            (7)
                                                      ----------     ----------
Net cash provided by financing activities                13,880          3,316
                                                      ----------     ----------

Effect of currency rate changes on cash
  and cash equivalents                                   (1,601)             -

Net decrease in cash and cash equivalents               (62,882)       (21,733)
Cash and cash equivalents at beginning
  of period                                             135,227         60,328
                                                      ----------     ----------
Cash and cash equivalents at end of period             $ 72,345       $ 38,595
                                                      ==========     ==========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                             (Dollars in thousands)

                                                      Three Month Period Ended
                                                             March 31,
                                                       -----------------------
                                                          2005         2004
                                                                    As Restated
                                                                    (See Note 2)
                                                       ----------   ----------

Supplemental schedule of non-cash investing
   and financing activity:
Change in net unrealized gain on
   marketable securities available for sale            $ (30,845)    $ 15,299
                                                       ==========   ==========
Conversion of convertible notes and accrued
   interest thereon                                    $       -     $ 12,656
                                                       ==========   ==========

Supplemental disclosure of cash flow
   information:
   Interest paid                                       $   1,750     $  1,750
                                                       ==========   ==========
   Cash paid for income taxes (received for
      tax benefit)                                     $  17,532     $   (337)
                                                       ==========   ==========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

1. ORGANIZATION AND BASIS OF PRESENTATION

Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is an integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases through regulation of cellular, genomic and proteomic targets.

The unaudited consolidated financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in complete consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior period's consolidated financial statements in order to conform to the current period's presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K, as amended.

Interim results may not be indicative of the results that may be expected for the year. In the opinion of management, all adjustments considered necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The Company previously followed the common practice of classifying its investments in auction rate notes as cash and cash equivalents on the Consolidated Balance Sheet. It was determined that these instruments are not cash equivalents and therefore, the Company has made a reclassification to its Consolidated Statement of Cash Flows as of March 31, 2004 in order to conform to the current year's presentation. The reclassification resulted in a net increase of $7.0 million in the proceeds from the sale of marketable securities (included in investing activities) for the three-month period ended March 31, 2004.

2. RESTATEMENT OF FINANCIAL STATEMENTS

Following a review in December 2004 of the Company's accounting treatment for the convertible preferred shares and warrants the Company received in connection with the December 31, 2002 litigation settlement and related agreements with EntreMed, Inc. and the Children's Medical Center Corporation, or CMCC, it was determined that an adjustment to the Company's consolidated financial statements was required. The Company restated its financial statements in its 2004 Annual Report on Form 10-K. For more information on the restatement see Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2004 Annual Report on Form 10-K. The Company has now restated its Consolidated Statements of Operations and Cash Flows for the three-month period ended March 31, 2004 and, as a result, interest income and other income (expense), net, income before income taxes and net income increased approximately $0.3 million. The restatement did not have any impact on previously reported total revenues, earnings per

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

share or reported net cash flows for the three-month period ended March 31, 2004.

3. NEW ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," or SFAS 123R, that addresses the accounting for share-based payment transactions in which employee services are received in exchange for either equity instruments of the company, liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, that was provided in Statement 123 as originally issued. Instead, under SFAS No. 123R companies are required to record compensation expense for all share-based payment award transactions measured at fair value. The effective date for this statement has been delayed to the first quarter of 2006 for calendar year companies. The Company is currently evaluating the method of adoption and impact of adopting this statement and has not determined if adoption of SFAS No. 123R will result in amounts that are similar to the current proforma disclosures in Note 9 to these unaudited consolidated financial statements.

Emerging Issues Task Force, or EITF, Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or EITF 03-01, was issued in February 2004. EITF 03-01 stipulates disclosure requirements for investments with unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF 03-01 are effective for fiscal years ending after December 15, 2003. The Company has complied with the disclosure provisions of EITF 03-01. In September 2004, the FASB staff issued two proposed FASB Staff Positions, or FSP: Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of Issue 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. The Company is currently monitoring these developments to assess the potential impact on its financial position and results of operations.

4. ACQUISITION

On October 21, 2004, the Company, through an indirect wholly-owned subsidiary, acquired all of the outstanding shares of Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R), from a consortium of private investors for a US dollar equivalency of approximately $118.3 million in cash, net of cash acquired and including working capital adjustments and transaction costs paid during the three-month period ended March 31, 2005. Penn T was subsequently renamed Celgene UK Manufacturing II, Limited, or CUK II. The results of CUK II after October 21, 2004 are included in the consolidated financial statements.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets received and liabilities assumed based upon their respective fair values.

              (Thousands)
            ------------------------------------------------------
              Current assets                           $ 18,133
              Intangible assets                          99,841
              Goodwill                                   35,418
            ------------------------------------------------------
              Assets acquired                           153,392
            ------------------------------------------------------
              Current liabilities                         1,983
              Deferred taxes                             33,144
            ------------------------------------------------------
              Liabilities assumed                        35,127
            ------------------------------------------------------
              Net assets acquired                      $118,265
            ======================================================

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

The following unaudited pro forma information presents a summary of consolidated results of operations for the period ended March 31, 2004 as if the acquisition of Penn T had occurred on January 1, 2004. The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

     ----------------------------------------------------------------------
                                                         Three Month
                                                        Period Ended
     Pro forma (unaudited)                             March 31, 2004
     ----------------------------------------------------------------------

     Total revenues                                      $   86,443
     Net income                                               9,441
     Net income per diluted share                        $     0.05
     ----------------------------------------------------------------------


5. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise. The potential common shares related to the June 2003 convertible note issuance were included in the earnings per share calculation for the three-month period ended March 31, 2005 and determined to be anti-dilutive and therefore excluded from the diluted earnings per share computation for the three-month period ended March 31, 2004.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 2,839,000 and 21,235,000 for the three-month periods ended March 31, 2005 and 2004, respectively.

The following represents the reconciliation of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2005 and 2004:

     -----------------------------------------------------------------------
                                                Three month period ended
                                                        March 31,
                                                   2005           2004
                                                               As Restated
                                                               (See Note 2)
     -----------------------------------------------------------------------
     Income available to common stockholders:

       Net income                                $   48,214      $    8,914
       Interest expense on convertible debt,
         net of tax                                   1,393               -
                                               -----------------------------
       Net income available to common
         stockholders                            $   49,607      $    8,914
     Weighted average number of common shares
       outstanding (in thousands):
       Basic                                        165,613         162,950
       Effect of dilutive securities:
           Options                                    8,568          11,238
           Warrants                                     166             208
           Convertible debt                          16,512               -
           Restricted shares and other
            long-term incentives                        249             130
     -----------------------------------------------------------------------
       Diluted                                      191,108         174,526

     Earnings per share:
         Basic                                   $     0.29      $     0.05
         Diluted                                 $     0.26      $     0.05
     -----------------------------------------------------------------------

6. CONVERTIBLE DEBT

In June 2003, the Company issued an aggregate principal amount of $400 million of unsecured convertible notes to qualified institutional investors. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003. The convertible notes have a conversion rate of $24.225 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company's common stock of $16.15 per share, after adjusting prices for the two-for-one stock split effected on October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the notes at any time into 16,511,840 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed,

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change," within the agreement. The Company has registered the notes and common stock issuable upon conversion of the notes with the Securities and Exchange Commission, and is required to use reasonable best efforts to keep the related registration statement effective for the defined period. Pursuant to the indenture governing the notes, the Company may not merge or transfer substantially all of its assets, as defined, unless certain conditions are met.

7. MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2005 and December 31, 2004 were as follows:


---------------------------------------------------------------------------------------------------------------
                                                                 Gross            Gross          Estimated
                                               Amortized       Unrealized       Unrealized          Fair
March 31, 2005                                    Cost            Gain             Loss            Value
---------------------------------------------------------------------------------------------------------------
Government agency
  mortgage obligations                          $   162,227     $      673      $     (1,630)   $  161,270
Government agency bonds and notes                       645              -               (12)          633
Corporate debt securities                           157,232            603            (2,798)      155,037
Auction rate notes                                  255,750              -                 -       255,750
Marketable equity securities                         20,212         36,037                 -        56,249
                                             ------------------------------------------------------------------
Total                                           $   596,066     $   37,313      $     (4,440)   $  628,939
                                             ------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
                                                                 Gross            Gross          Estimated
                                               Amortized       Unrealized       Unrealized          Fair
December 31, 2004                                 Cost            Gain             Loss            Value
---------------------------------------------------------------------------------------------------------------
Government agency
 mortgage obligations                           $   166,959     $    1,107      $       (904)   $  167,162
Government agency bonds and notes                       798              -                (7)          791
Corporate debt securities                           147,864          2,723              (650)      149,937
Auction rate notes                                  213,550              -                 -       213,550
Marketable equity securities                         20,212         61,658                 -        81,870
                                             ------------------------------------------------------------------
Total                                           $   549,383     $   65,488      $     (1,561)   $  613,310
                                             ------------------------------------------------------------------


As of March 31, 2005, the duration of the Company's debt securities classified as marketable securities available for sale were as follows:

       ------------------------------------------------------------------------
                                                Amortized            Fair
                                                   Cost              Value
       ------------------------------------------------------------------------

       Due in one year or less                $  320,036        $  320,026
       Due after one through three years         106,137           105,293
       Due after three through five years         18,263            17,696
       Due after five through seven years         65,625            65,518
       Due after seven years                      65,793            64,157
                                            -----------------------------------
            Total                             $  575,854        $  572,690
                                            -----------------------------------

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

8. INVENTORY

Inventory at March 31, 2005 and December 31, 2004 consisted of the following:

          -------------------------------------------------------------
                                    March 31,         December 31,
                                      2005                2004
          -------------------------------------------------------------

          Raw materials            $    7,370         $     4,081
          Work in process               3,705               4,356
          Finished goods               22,422              15,967
                                ---------------------------------------
               Total               $   33,497         $    24,404
                                ---------------------------------------

9. STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by previously defined APB 25 and related interpretations, in accounting for its fixed stock option plans. As such, compensation expense for grants to employees or members of the Board of Directors would be recorded on the date of grant only if the current market price of the Company's stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," or SFAS 123, as amended, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted under SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123, as amended.

If the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company amortizes such differences to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at fair value as determined in accordance with SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," and expensed over the related vesting or service period.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied:


   ----------------------------------------------------------------------------------------------
                                                                   Three Month Period Ended
                                                                           March 31,
                                                                       2005          2004
                                                                                  As Restated
   ----------------------------------------------------------------------------------------------

      Net income as reported                                   $   48,214         $    8,914
      Add: stock-based employee compensation expense
          included in reported net income, net of income tax           25                 62
      Deduct: stock-based employee compensation expense
          determined under fair-value-based method,
          net of income tax                                        (4,612)            (7,054)
                                                           --------------------------------------
      Basic pro forma net income                                   43,627              1,922
      Interest expense on convertible debt, net of tax              1,393                  -
                                                           --------------------------------------
      Diluted, pro forma net income                            $   45,020         $    1,922
                                                           --------------------------------------

     Net income per common share:
      Basic, as reported                                       $     0.29         $     0.05
      Basic, pro forma                                         $     0.26         $     0.01
      Diluted, as reported                                     $     0.26         $     0.05
      Diluted, pro forma                                       $     0.24         $     0.01
   ----------------------------------------------------------------------------------------------

The pro forma effects on net income applicable to common stockholders and net income per common share for the three-month periods ended March 31, 2005 and 2004 may not be representative of the pro forma effects in future years.

The weighted-average fair value per share was $10.62 and $8.54 for stock options granted in the three-month periods ended March 31, 2005 and 2004, respectively. The Company estimated the fair values of options granted using a Black-Scholes option pricing model with the following assumptions:

       ----------------------------------------------------------------------
                                                   Three Month Period
                                                     Ended March 31,
                                                   2005            2004
       ----------------------------------------------------------------------

       Risk-free interest rate                     4.17%          2.21%
       Expected stock price volatility               41%            51%
       Expected term until exercise (years)         4.5            3.5
       Expected dividend yield                        0%             0%
       ----------------------------------------------------------------------

Restricted Stock Awards: During 2001, the Company issued to certain employees an aggregate of 105,000 restricted stock awards. Such restricted stock awards will vest on September 19, 2006, unless certain conditions that would trigger accelerated vesting are otherwise met prior to such date. The fair value of these restricted stock awards at the grant date was $1.4 million, which is being amortized as compensation expense over the contractual vesting period and classified in selling, general and administrative expenses. Compensation expense relating to these restricted stock awards was approximately $0.1 million for each of the three-month periods ended March 31, 2005 and 2004.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

10. INVESTMENT IN AFFILIATED COMPANY

On March 31, 2005 the Company exercised warrants to purchase 7,000,000 shares of EntreMed common stock (approximately 14.05% of the outstanding common shares) at an aggregate cost of $10.5 million. The fair value of the warrants at the time of exercise was estimated to be approximately $12.9 million. The fair value of the warrants decreased by approximately $6.9 million during the three-month period ended March 31, 2005 and such loss is reflected in other expense on the Consolidated Statement of Operations for the three-month period ended March 31, 2005. As a result, the total value ascribed to the Company's investment was $23.4 million. Since the Company also holds 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, the Company determined that it has significant influence over its investee and is applying the equity method of accounting to its common stock investment. Based on a preliminary valuation, which is subject to changes that may be significant, approximately $4.4 million of the value was ascribed to in-process research and development and written off as of March 31, 2005; the charge is included in equity losses of affiliated company. The residual investment of approximately $19.0 million exceeded the Company's proportionate share of the EntreMed net assets by approximately $13.4 million, which based on a preliminary valuation consists of goodwill and intangible assets of approximately $12.5 million and $0.9 million, respectively. As prescribed under the equity method of accounting, the Company will record its share of future EntreMed gains and losses based on the Company's common stock ownership percentage and will review the investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Future financial results will be included in the human pharmaceuticals segment. A summary of the unaudited historical balance sheet for EntreMed as of March 31, 2005 follows:

                                                           March 31,
                                                             2005
          --------------------------------------------------------------
          Current assets                                 $       44,292
          Noncurrent assets                                       1,042
                                                       -----------------
          Total assets                                           45,334
          --------------------------------------------------------------
          Current liabilities                                     4,771
          Noncurrent liabilities                                    319
          Minority interest                                          17
          Total equity                                           40,227
                                                       -----------------
          Total liabilities and equity                   $       45,334
          --------------------------------------------------------------
          Interest in EntreMed equity at 14.05%          $        5,652
          Excess of investment over share of
           EntreMed equity                                       13,386
                                                       -----------------
          Total Investment                               $       19,038
          --------------------------------------------------------------

Based on the closing share price of EntreMed common stock on March 31, 2005, the estimated fair value of the Company's common stock investment in EntreMed was approximately $14.7 million as of March 31, 2005. The investment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

11. GOODWILL AND INTANGIBLE ASSETS

At March 31, 2005, the Company's recorded intangible assets related to the acquisition of Penn T Limited on October 21, 2004 and are being amortized over their estimated useful lives. Intangible asset balances related to the acquisition of Anthrogenesis Corp. were eliminated during the quarter as prescribed by SFAS 109 "Accounting for Income Taxes" due to reversal of the valuation allowance for deferred tax assets recorded at time of acquisition. At March 31, 2005 and December 31, 2004, the gross carrying value and accumulated amortization, by major intangible asset class were as follows:


  -----------------------------------------------------------------------------------------------------
                                        Gross                            Cumulative      Intangible
                                      Carrying        Accumulated       Translation        Assets,
  March 31, 2005                        Value        Amortization        Adjustment          Net
  -----------------------------------------------------------------------------------------------------
  Supplier agreements                $    99,841      $   (279)          $    4,180        $ 103,742
                                    -------------------------------------------------------------------

  -----------------------------------------------------------------------------------------------------
                                        Gross                            Cumulative      Intangible
                                      Carrying        Accumulated       Translation        Assets,
  December 31, 2004                     Value        Amortization        Adjustment          Net
  -----------------------------------------------------------------------------------------------------
  Supplier agreements                $    99,841      $    (75)          $    6,802        $ 106,568
  Supplier relationships                     710          (284)                   -              426
  Customer lists                           1,700          (227)                   -            1,473
  Technology                                 609          (121)                   -              488
                                    -------------------------------------------------------------------
    Total                            $   102,860      $   (707)          $    6,802        $ 108,955
                                    -------------------------------------------------------------------


Amortization of acquired intangible assets was approximately $0.3 million and $0.1 million for the three-month periods ended March 31, 2005 and 2004, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $6.6 million for 2005, $8.6 million for 2006 and $8.2 million for each of the years 2007 through 2009.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

At March 31, 2005, the Company's recorded goodwill relates to the acquisition of Penn T Limited on October 21, 2004 and has been allocated to the Company's human pharmaceuticals segment. Goodwill related to the acquisition of Anthrogenesis Corp. was eliminated during the quarter as prescribed by SFAS 109 "Accounting for Income Taxes" due to reversal of the valuation allowance for deferred tax assets recorded at time of acquisition. The carrying value of goodwill was $36.9 million and $41.3 million at March 31, 2005 and December 31, 2004, respectively, and is summarized as follows:


  ------------------------------------------------------------------------------------------
                                                Human            Stem Cell
                                           Pharmaceuticals        Therapy        Total
  ------------------------------------------------------------------------------------------

  Balance, December 31, 2004                 $    38,252          $  3,006     $  41,258
  Anthrogenesis elimination                            -            (3,006)       (3,006)

  Purchase accounting adjustments                   (347)                -          (347)
  Foreign currency translation                      (988)                -          (988)
                                       -----------------------------------------------------
  Balance, March 31, 2005                    $    36,917          $      -     $  36,917
                                       -----------------------------------------------------


In accordance with SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," goodwill is not amortized, but rather is reviewed at least annually for impairment.

12. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, consists of net income (losses), changes in currency translation adjustments and the change in net unrealized gains (losses) on marketable securities classified as available for sale. A summary of comprehensive income for the three-month periods ended March 31, 2005 and 2004 follows:

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

--------------------------------------------------------------------------------
                                                   Three Month Period Ended
                                                           March 31,
                                                       2005           2004
                                                                    Restated
                                                                  (See Note 2)
--------------------------------------------------------------------------------

Net income                                         $   48,214       $   8,914
                                                  ------------------------------
Other comprehensive income (loss):
 Net unrealized gains (losses) on marketable
   securities available for sale                      (30,845)         15,299
 Less: reclassification adjustment for gains
  included in net income                                 (209)           (764)
                                                  ------------------------------
 Net unrealized gains (losses) on marketable
   securities available for sale                      (31,054)         14,535
 Deferred income tax                                  (14,775)              -
 Currency translation adjustments                      (2,538)              -
                                                  ------------------------------
Total other comprehensive income (loss)               (48,367)         14,535
                                                  ------------------------------
Comprehensive income (loss)                        $     (153)      $  23,449
--------------------------------------------------------------------------------

The unrealized loss on marketable securities available for sale for the three-months ended March 31, 2005 included a decrease in fair value of $25.6 million related to the shares of Pharmion common stock. The unrealized gain on marketable securities available for sale for the three months ended March 31, 2004 included a $13.3 million increase in fair value of Pharmion common stock.

13. INCOME TAXES (Awaiting Tax Department Review)

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. The Company provides a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

At March 31, 2005, the Company determined it was more likely than not that the benefits of its deferred tax assets would be realized based on favorable clinical data related to REVLIMID(R) during the quarter in concert with the Company's nine consecutive quarters of profitability. This led to the conclusion that it was more likely than not that the Company will generate sufficient taxable income to realize the benefits of its deferred tax assets. The income tax benefit from elimination of the valuation allowances totaled $42.6 million. The elimination of valuation allowances of approximately $3.0 million and $2.3 million related to certain deferred tax affects of historical acquisitions has been offset first to reduce related goodwill and intangibles, respectively, with the balance to reduce income tax expense. The elimination of valuation allowances of approximately $30.2 million related to tax deductions that arose in connection with stock option exercises has been offset against additional paid in capital. The effect of elimination of the valuation allowances of approximately $14.8 million related to certain deferred tax affects of unrealized gains and losses on marketable securities available for sale has been offset against accumulated other comprehensive income. Deferred tax account balances at March 31, 2005 included deferred current and non-current assets of $74.7 million and $62.8 million, respectively, and deferred current and non-current liabilities of $20.5 million and $36.3 million, respectively. Deferred tax asset and liability balances have been presented net on the accompanying balance sheet.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

14. SEGMENTS

The Company operates in two business segments - Human Pharmaceuticals and Stem Cell Therapies. Revenues and income before taxes by segment for the three-month periods ended March 31, 2005 and 2004 were as follows:

   -------------------------------------------------------------------------
                                          Three Month Period Ended March 31,
                                             2005              2004
                                                           As Restated
                                                           (See Note 2)
   -------------------------------------------------------------------------
   Revenues:
   Human Pharmaceuticals                   $  111,118         $    81,962
   Stem Cell Therapies                          1,278                 911
                                       -------------------------------------
        Total                              $  112,396         $    82,873
                                       -------------------------------------

   Income (loss) before income taxes:
   Human Pharmaceuticals                   $   20,375         $    13,375
   Stem Cell Therapies                         (6,333)             (3,660)
                                       -------------------------------------
        Total                              $   14,042         $     9,715
                                       -------------------------------------

Expenses incurred at the consolidated level are included in the results of the human pharmaceuticals segment.

Total assets by segment as of March 31, 2005 and December 31, 2004 were as follows:

--------------------------------------------------------------------------------
                                                    March 31,       December 31,
                                                      2005             2004
--------------------------------------------------------------------------------
Human Pharmaceuticals                             $  400,860       $  334,932
Stem Cell Therapies                                   23,493           23,824
Unallocated                                          701,283          748,537
                                                  ---------------------------
        Total                                     $1,125,636       $1,107,293
                                                  ---------------------------

Unallocated corporate assets consist of cash and cash equivalents and marketable securities available for sale.

15. AGREEMENTS

In connection with the Company's acquisition of Penn T Limited, the Company entered into a Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited pursuant to which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. The total cost to be incurred over the five-year minimum agreement period is approximately $11.0 million.

Following the Penn T acquisition, in December 2004 the Company amended the Pharmion product supply agreement acquired in the Penn T acquisition. Under the amended agreement, Pharmion paid the Company a one-time payment of $77.0 million in return for a reduction in their total product supply purchase price from 28.0 percent of Pharmion's thalidomide net sales, including cost of goods to 15.5 percent of net sales. The collaboration also entails Pharmion paying the Company an additional $8.0 million over the next three years to extend the two companies' existing thalidomide research and development efforts and a one-time payment of $3.0 million for granting Pharmion license rights to develop and market thalidomide in three additional Asian territories (Hong Kong, Korea and Taiwan), as well as for eliminating termination rights held by Celgene tied to the regulatory approval of thalidomide in the United Kingdom in November 2006. Amounts under the agreement are recorded as deferred revenue and will be recognized on a straight-line basis over 13 years.

              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2005
  (Thousands of dollars, except per share amounts, unless otherwise indicated)

In late 2004, the Company entered into agreements providing manufacturers of isotretinoin a non-exclusive license to its System for Thalidomide Education and Prescribing Safety, or S.T.E.P.S., patent portfolio. Revenues will be recognized as received under the agreements. The manufacturers of isotretinoin have licensed these patents with the intention of implementing a new pregnancy risk management system to safely deliver isotretinoin in potentially high-risk patient populations.

In March 2003, the Company entered into a three-year supply and distribution agreement with GlaxoSmithKline ("GSK") to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the U.S. Food and Drug Administration for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, the Company purchases ALKERAN tablets and ALKERAN for infusion from GSK and distributes the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year for an initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period and is automatically extended by successive one-year periods, unless at least one-year prior to the renewal date, either party advises the other party that it elects not to extend the agreement. At March 31, 2005, the remaining minimum purchase requirements under the agreement totaled $45.0 million, consisting of $25.0 million from the initial agreement and $20.0 million from a twelve-month extension effective to March 2007.

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

NEAR-TERM COMPETITION WITH THALOMID(R): While we believe that THALOMID(R) will continue to be used as a treatment in multiple myeloma and that competing products will not eliminate its use, it is possible that competition as well as changes in dosing regimen could reduce THALOMID(R) sales in multiple myeloma. In addition, generic competition could reduce THALOMID(R) sales. However, we own intellectual property which includes, for example, numerous U.S. patents covering restrictive drug distribution systems for more safely delivering drugs, including our "System for Thalidomide Education and Prescribing Safety", or S.T.E.P.S.(R), distribution program, which all patients receiving thalidomide in the United States must follow and which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluation, or Orange Book. These patents do not expire until the years 2018-2020. We also have exclusive rights to several issued patents covering the use of THALOMID(R) in oncology and other therapeutic areas. Even if generic competition were able to enter the market, it is unlikely such products could do so before 2007 based on a number of factors. Such factors include the time needed to commercialize such a product and the fact that challenges to THALOMID(R) will require a generic competitor to make a patent certification of non-infringement and/or invalidity of our patents listed in the Orange Book pursuant to the U.S. Food, Drug and Cosmetic Act, which would then, in turn, entitle us to up to a 30-month stay of market approval of that generic equivalent. By that time, we plan to have at least partially replaced THALOMID(R) sales with REVLIMID(R) sales. On October 22, 2004, we received an approvable letter from the FDA relating to our THALOMID(R) multiple myeloma supplemental new drug application, or sNDA. The FDA letter stated that sufficient support for an accelerated approval could be provided by the results of the completed Eastern Cooperative Oncology Group, or ECOG, study comparing thalidomide plus dexamethasone to dexamethasone alone in previously untreated multiple myeloma patients. The submission of this additional data and completion of required responses and its review by the FDA may result in an accelerated approval of THALOMID(R) as a treatment for multiple myeloma in the second half of 2005.

DELAY IN THE INTRODUCTION OF REVLIMID(R): While we believe that we have made significant progress toward regulatory approval of REVLIMID(R), a delay in its introduction or failure to demonstrate efficacy or an acceptable safety profile could adversely affect our business, consolidated financial condition and results of operations. Moreover, other factors such as the availability of FDA-approved competing products could impact the market's acceptance of REVLIMID(R). Progress made toward regulatory approval of REVLIMID(R) includes:
1) the findings of an Independent Data Monitoring Committee that evaluated both Phase III Special Protocol Assessment (SPA) multiple myeloma trials and found a statistically significant improvement in time to disease progression in patients receiving REVLIMID plus dexamethasone versus patients receiving dexamethasone alone. As a result of these findings, the trials were unblinded to give patients currently not on REVLIMID(R) the opportunity to add REVLIMID to their regimen and we have initiated discussions with the FDA and international regulatory authorities regarding the submission of this data for potential approval and 2) the completion of a rolling submission of a New Drug Application, or NDA, for REVLIMID(R) to the FDA for review. Our NDA seeks approval to market REVLIMID(R) as a treatment for transfusion-dependent patients with myelodysplastic syndromes, or, MDS, and MDS patients with a deletion 5q chromosomal abnormality. While the submission of the NDA could result in an earlier regulatory approval if the data were to be sufficiently compelling, it should be noted that the NDA is based on Phase II open label data and that the FDA does not often grant approvals based on such data alone.

FAILURE TO COMMERCIALIZE EARLY-STAGE DRUG CANDIDATES: Our long-term success and sustainability depends on our ability to advance our earlier-stage drug candidates through development and to realize the commercial potential of our broad product pipeline.

ACQUISITIONS

On October 21, 2004, we acquired all of the outstanding shares of Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R), from a consortium of private investors for a US dollar equivalency of approximately $118.3 million in cash, net of cash acquired and including working capital adjustments and total transaction costs. For more information see Note 4 of the Notes to the unaudited Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2005 VS.
THREE-MONTH PERIOD ENDED MARCH 31, 2004

TOTAL REVENUE: Total revenue and related percentages for the three-month periods ended March 31, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                   Three-month period ended
                                           March 31,
(In thousands $)                   2005             2004           % Change
--------------------------------------------------------------------------------
Net product sales:
   THALOMID(R)                   $    88,391      $   69,202          27.7%
   Focalin(R)                          1,226           1,029          19.1%
   ALKERAN(R)                          7,739           5,770          34.1%
   Other                                 289             119         142.9%
                              ----------------------------------
Total net product sales          $    97,645      $   76,120          28.3%
Collaborative agreements
   and other revenue                   5,229           2,133         145.1%
Royalty revenue                        9,522           4,620         106.1%
                              ----------------------------------
Total revenue                    $   112,396      $   82,873          35.6%
--------------------------------------------------------------------------------

THALOMID(R) net sales were higher in the three-month period ended March 31, 2005 primarily due to price increases implemented since the end of the first quarter of 2004. The total number of prescriptions, which increased approximately 5.2% percent from the prior year period, was offset by lower average daily doses. Focalin(R) net sales were higher in the three-month period ended March 31, 2005 due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales were higher in the three-month period ended March 31, 2005 due to price increases implemented since the end of the first quarter of 2004 as well as the resolution of supply disruptions experienced in 2004, which led to inconsistent supplies of Alkeran IV and consequently inconsistent end-market buying patterns.

Revenues from collaborative agreements and other sources for the three-month period ended March 31, 2005 included approximately $3.6 million related to our sponsored research, license and other agreements with Pharmion Corporation; approximately $1.0 million from umbilical cord blood enrollment, collection and storage fees generated through our LifeBankUSA business; $0.5 million related to the agreements providing manufacturers of isotretinoin, a non-exclusive license to our System for Thalidomide Education and Prescribing Safety, or S.T.E.P.S.(R), patent portfolio; and $0.1 from other miscellaneous research and development agreements. The 2004 period included approximately $1.3 million related to our sponsored research, license and other agreements with Pharmion Corporation and approximately $0.8 million from umbilical cord blood enrollment, collection and storage fees generated through our LifeBankUSA business.

Royalty revenue for the three-month period ended March 31, 2005 included approximately $9.3 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs; approximately $0.1 million of royalties received from Pharmion on their commercial sales of THALOMID(R); and approximately $0.1 million of miscellaneous other royalties. The three-month period ended March 31, 2004 included approximately $4.6 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs. The increase in Ritalin(R) royalty revenue was due to increases in the royalty rate on both Ritalin(R) and Ritalin(R) LA as well as an increase in Ritalin(R) LA sales by Novartis.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the three-month periods ended March 31, 2005 and 2004 were as follows:

------------------------------------------------------------------------------
                                                     Three-month period ended
                                                             March 31,
(In thousands $)                                      2005          2004
------------------------------------------------- ----------------------------

Cost of goods sold                                  $  12,604    $  14,395
Increase (Decrease) from prior year                 $  (1,791)         N/A
Percentage increase (decrease) from prior year          (12.4)%        N/A
Percentage of net product sales                          12.9%        18.9%
------------------------------------------------- ----------------------------

Cost of goods sold and cost of goods sold as a percentage of net product sales decreased from the prior year period primarily due to lower ALKERAN(R) costs, partially offset by higher THALOMID(R) costs. The decrease in ALKERAN(R) costs were due to lower unit costs, while the increase in THALOMID(R) costs were due to higher royalties resulting from higher sales.

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

Research and development expenses and related percentages for the three-month periods ended March 31, 2005 and 2004 were as follows:

-------------------------------------------------------------------
                                          Three-month period ended
                                                  March 31,
(In thousands $)                           2005          2004
-------------------------------------------------------------------

Research and development expenses        $   40,037   $  37,728
Increase from prior year                 $    2,309         N/A
Percentage increase from prior year             6.1%        N/A
Percentage of total revenue                    35.6%       45.5%
-------------------------------------------------------------------

Research and development expenses increased from the prior year period primarily due to higher clinical drug supply and personnel costs in support of REVLIMID(R) Phase II regulatory programs for MDS and pivotal Phase III SPA trials for multiple myeloma, or MM.

Research and development expenses in the three-month period ended March 31, 2005 consisted of approximately $17.7 million spent on human pharmaceutical clinical programs; $10.5 million spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $8.9 million spent on biopharmaceutical discovery and development programs; and $2.9 million spent on placental stem cell and biomaterials programs. These expenditures support multiple core programs, including THALOMID(R), REVLIMID(R), ACTIMID(TM), CC-11006, PDE4/TNF-alpha inhibitors, other investigational compounds, such as kinase inhibitors, benzopyranones, and ligase inhibitors and placental and cord blood derived stem cell programs. In the prior year period, approximately $20.6 million was spent on human pharmaceutical clinical programs; $7.1 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $8.5 million was spent on biopharmaceutical discovery and development programs; and $1.5 million was spent on placental stem cell and biomaterials programs.

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

SELLING, GENERAL AND ADMINISTRATIVE: Selling expenses consisted primarily of salaries and benefits for sales and marketing and customer service personnel and other commercial expenses to support our sales force. General and administrative expenses consisted primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for rent, utilities and property taxes.

Selling, general and administrative expenses and related percentages for the three-month periods ended March 31, 2005 and 2004 were as follows:

------------------------------------------------------------------------------
                                                   Three-month period ended
                                                           March 31,
(In thousands $)                                      2005          2004
------------------------------------------------------------------------------
Selling, general and administrative expenses       $   37,806     $  25,936
Increase from prior year                           $   11,870           N/A
Percentage increase from prior year                      45.8%          N/A
Percentage of total revenue                              33.6%         31.3%
------------------------------------------------------------------------------

Selling, general and administrative expenses increased from the prior year period primarily due to an increase of approximately $6.5 million in general administrative and medical affair expenses primarily due to higher headcount-related expenses, an increase of approximately $5.5 million in commercial expenses primarily due to higher marketing and salesforce expenses and approximately $1.2 million related to accelerated depreciation of leasehold improvements at four New Jersey locations being consolidated into our new corporate headquarters.

INTEREST AND OTHER INCOME (EXPENSE), NET: Included in interest and other income (expense) for the three-month period ended March 31, 2005 was expense of approximately $6.9 million and included in the prior year period was income of approximately $0.3 million related to changes in the value of our investment in EntreMed, Inc. warrants. Excluding these amounts, adjusted interest and other income was $5.7 million for the three-month period ended March 31, 2005 compared to $7.0 million for the three-month period ended March 31, 2004. The decrease on an adjusted basis of $1.3 million was primarily due to lower returns on our cash and marketable securities portfolio and to a lesser extent foreign exchange losses.

EQUITY IN LOSSES OF AFFILIATED COMPANY: On March 31, 2005 we exercised warrants to purchase 7,000,000 shares of EntreMed common stock (approximately 14% of the outstanding common shares) at an aggregate cost of $10.5 million. The fair value of the warrants at the time of exercise was estimated to be approximately $12.9 million.

The fair value of the warrants decreased by approximately $6.9 million during the three-month period ended March 31, 2005 and such loss is reflected in interest income and other income (expense), net on the Consolidated Statement of Operations for the three-month period ended March 31, 2005. As a result, the total value ascribed to our investment was $23.4 million. Since we also hold 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, we determined that we had significant influence over our investee and we are applying the equity method of accounting to our common stock investment. Based on a preliminary valuation, approximately $4.4 million of the value was ascribed to in-process research and development and written off as of March 31, 2005 (the charge is included in equity losses of affiliated company). The residual investment of approximately $19.0 million exceeded our proportionate share of the EntreMed net assets by approximately $13.4 million, which based on a preliminary valuation consists of goodwill and intangible assets of approximately $12.5 million and $0.9 million, respectively. We will record our share of future gains and losses from EntreMed as prescribed under the equity method of accounting based on our common stock ownership. Future financial results will be included in the human pharmaceuticals segment.

INTEREST EXPENSE: Interest expense was approximately $2.4 million for each of the three-month periods ended March 31, 2005 and 2004 and primarily reflects three months of interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

INCOME TAX PROVISION (BENEFIT): At March 31, 2005, we determined it was more likely than not that the benefits of our deferred tax assets would be realized. This determination was based upon the external Independent Data Monitoring Committee's ("IMDC") analyses of two Phase III Special Protocol Assessment (SPA) multiple myeloma trials and the conclusion that these trials exceeded the pre-specified stopping for the trials. The IDMC found a statistically significant improvement in time to disease progression -- the primary endpoint of these Phase III trials -- in patients receiving REVLIMID plus dexamethasone compared to patients receiving dexamethasone alone. This, in concert with our nine consecutive quarters of profitability led to the conclusion that is was more likely than not that we will generate sufficient taxable income to realize the benefits of our deferred tax assets. The income tax benefit from elimination of the valuation allowances totaled $42.6 million. The elimination of valuation allowances relating to certain deferred tax affects that relate to historical acquisitions have been offset first to reduce related goodwill and intangibles with the balance to reduce income tax expense. The elimination of valuation allowances relating to tax deductions that arose in connection with stock option exercises have been offset against additional paid in capital. We estimate a projected book tax rate of 60 percent and a cash tax rate of 28 percent for the remainder of 2005. Income tax provision for the three-month period ended March 31, 2004 was $0.8 million.

NET INCOME: Net income and per common share amounts for the three-month periods ended March 31, 2005 and 2004 were as follows:

-------------------------------------------------------------------------------
                                                   Three-month period ended
                                                          March 31,
(In thousands, except per share amounts)           2005            2004
                                                                As Restated
-------------------------------------------------------------------------------
Net income                                       $  48,214       $  8,914
Per common share amounts:
     Basic                                       $    0.29       $   0.05
     Diluted                                     $    0.26       $   0.05
Weighted average number of shares of
   common stock utilized to calculate per
   common share amounts:
     Basic                                         165,613        162,950
     Diluted                                       191,108        174,526
-------------------------------------------------------------------------------

Net income for the three-month period ended March 31, 2005 included: 1) expense of approximately $1.2 million, or $0.5 million net of tax, related to accelerated depreciation of leasehold improvements at four New Jersey locations being consolidated into our new corporate headquarters; 2) expense of approximately $4.4 million, or $1.7 million net of tax, for the write-off of in-process research and development related to our equity method investment in EntreMed, Inc.; 3) expense of approximately $6.9 million, or $2.8 million net of tax, related to changes in the estimated value of our investment in EntreMed, Inc. warrants prior to their exercise; and 4) a tax benefit of $42.6 million related to the elimination of deferred tax valuation allowances. Net income for the three-month period ended March 31, 2004 included income (on a pre- and after-tax basis) of approximately $0.3 million related to changes in the value of our investment in EntreMed, Inc. warrants. Adjusted for these items, net income for the three-month period ended March 31, 2005 was approximately $10.6 million, or $0.06 per diluted share compared to $8.6 million, or $0.5 per diluted share. The period-over-period increase in net income on an adjusted basis was primarily due to an increase in total revenues of approximately $29.5 million (driven primarily by an increase in THALOMID net sales of $19.2 million and an increase in collaborative, royalty and other revenues) offset by higher operating expenses of approximately $11.2 million, lower interest and other income expense of approximately $1.3 million, and an increase in the effective tax rate resulting in a higher tax provision. On a diluted per share basis, approximately $0.02 unfavorable impact resulted from utilizing a greater number of weighted average diluted shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was approximately $5.1 million for the three-month period ended March 31, 2005, compared to net cash provided by operating activities of approximately $6.9 million in the prior year period. The decrease was primarily due to taxes paid of approximately $17.5 million partially offset by lower net assets, excluding the effects of acquisitions and higher net earnings.

Net cash used in investing activities was approximately $70.1 million for the three-month period ended March 31, 2005 compared to $31.9 million in the prior year period. Included in the 2005 activities were cash outflows of $4.2 million for capital expenditures, $8.4 million for working capital adjustments and acquisition costs related to the October 2004 acquisition of Penn T, $46.9 million for net purchases of marketable securities available for sale and $10.5 million for the exercise of warrants to purchase 7,000,000 shares of EntreMed common stock. Included in the 2004 activities were cash outflows of $2.2 million for capital expenditures, $22.7 million for net purchases of marketable securities available for sale and $7.0 million for an investment made in Royalty Pharma Strategic Partners, LP, which is classified in other assets on the consolidated balance sheet.

Net cash provided by financing activities was approximately $13.9 million for the three-month period ended March 31, 2005 compared to $3.3 million in the prior year period. Included in financing activities were proceeds from the exercise of common stock and warrants of approximately $14.0 million and $3.3 million in the 2005 and 2004 periods, respectively.

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

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate primarily to our convertible note obligation, operating leases, ALKERAN supply and distribution agreement, Penn Pharmaceutical Holding Limited technical services agreement, employment agreements and certain other contract commitments. The following table sets forth our contractual obligations as of March 31, 2005 by contractual due dates:


----------------------------------------------------------------------------------------------------------------
                                                             Contractual Due Dates
                                             Less Than        1-3           3-5        More Than
(IN MILLIONS $)                               1 Year         Years         Years        5 Years        Total
-----------------------------------------------------------------------------------------------------------------
Convertible notes obligation                   $    -         $    -      $ 400.0        $   -        $ 400.0
Operating leases                                  3.5            6.6          5.5          5.7           21.3
ALKERAN agreements                               20.6           20.0           -             -           40.6
Employment agreements                             2.4            0.2           -             -            2.6
Other contract commitments                        4.8            7.5          3.8            -           16.1
                                          -----------------------------------------------------------------------
Total                                          $ 31.3         $ 34.3      $ 409.3        $ 5.7        $ 480.6
                                          -----------------------------------------------------------------------


In 2003, we adopted a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with long-term performance based incentive opportunities contingent upon achievement of pre-established corporate performance objectives, and payable only if the officer or executive is employed at the end of the performance cycle. The performance cycle for the 2005 Plan began on May 1, 2003 and will end on December 31, 2005. The performance cycle for the 2006 Plan began on January 1, 2004 and will end on December 31, 2006. The performance cycle for the 2007 Plan began on January 1, 2005 and will end on December 31, 2007.

Payouts may be in the range of 0% to 200% of the participant's salary for the 2005 and 2007 Plans and 0% to 150% of the participant's salary for the 2006 Plan. The maximum potential payout, assuming objectives are achieved at the 200% level for the 2005 and 2007 Plans and 150% level for the 2006 Plan are $6.1 million, $4.9 million and $7.1 million for the 2005 Plan, 2006 Plan and 2007 Plan, respectively. Such awards are payable in cash or, at our discretion, we can elect to pay the same value in our common stock based upon the fair value of our common stock at the payout date. Upon a change in control, participants will be entitled to an immediate payment equal to their target awards, or, if greater, an award based on actual performance through the date of the change in control.

2005 FINANCIAL OUTLOOK

In our April 28, 2005 earnings press release, we affirmed our 2005 financial targets. The 2005 financial guidance anticipates total revenue in a $525 million range, with THALOMID(R) revenue targeted to reach the $400 million range. We are maintaining our revenue forecast for the Ritalin(R) family of drugs at approximately $60 million in 2005, which includes a significant milestone payment for the anticipated approval of FOCALIN XR TM. Research and development expenses are expected to be in the range of $190 million, and selling, general and administrative expenses are targeted to reach a range of $140 million. Adjusted diluted earnings per share for fiscal year 2005 are expected to be in the $0.55 range. Although management believes that the April 28, 2005 guidance continues to reflect the current thinking of management, there can be no assurance that revenues or earnings will develop in the manner projected or if the analysis, on which the projections were based, were to be redone on the date hereof that there would be no change in the guidance.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one which is both important to the portrayal our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K, as amended. Our critical accounting policies are disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of our 2004 Annual Report on Form 10-K. The only significant change as it pertains to such accounting policies relates to our investment in EntreMed, Inc.

On March 31, 2005 we exercised warrants to purchase 7,000,000 shares of EntreMed common stock (approximately 14% of the outstanding common shares) at an aggregate cost of $10.5 million. The fair value of the warrants at the time of exercise was estimated to be approximately

$12.9 million. The fair value of the warrants decreased by approximately $6.9 million during the three-month period ended March 31, 2005 and such loss is reflected in other expense on the Consolidated Statement of Operations for the three-month period ended March 31, 2005. As a result, the total value ascribed to our investment was $23.4 million. Since we also hold 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, we determined that we have significant influence over our investee and we are applying the equity method of accounting to our common stock investment. Based on a preliminary valuation, approximately $4.4 million of the value was ascribed to in-process research and development and written off as of March 31, 2005. The residual investment of approximately $19.0 million exceeded our proportionate share of the EntreMed net assets by approximately $13.4 million, which based on a preliminary valuation consists of goodwill and intangible assets of approximately $12.5 million and $0.9 million, respectively. Based on the closing share price of EntreMed common stock on March 31, 2005, the estimated fair value of our common stock investment in EntreMed was approximately $14.7 million as of March 31, 2005.

We will record our share of future gains and losses from EntreMed as prescribed under the equity method of accounting based on our common stock ownership. Future financial results will be included in the human pharmaceuticals segment. The investment will be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. One such circumstance would be if the fair value of EntreMed's common stock was below our carrying value and we determined this to be other than temporary. All significant intercompany transactions from this affiliates will be eliminated.

RECENT DEVELOPMENTS

We currently are dependent on ChemSyn Laboratories, a Division of Eagle-Picher Technologies, L.L.C., for the supply of the raw material for THALOMID(R). ChemSyn Laboratories operates a cGMP, or current Good Manufacturing Practices, compliant, FDA-approved facility for the manufacture of the bulk active pharmaceutical ingredient, or API, for THALOMID(R). On April 11, 2005, Eagle-Picher filed to reorganize under Chapter 11 of the Bankruptcy Code. Eagle-Picher plans to continue to operate while it seeks to divest a number of its operating units. In papers filed with the U.S. Bankruptcy Court in the Southern District of Ohio in Cincinnati, Eagle-Picher indicated that it has received a commitment for up to $50 million in debtor-in-possession financing from a group of lenders led by Harris Trust and Savings Bank, subject to certain limitations and conditions. We currently have adequate supplies of API on hand to support long-term requirements. Although we do not believe that the Eagle-Picher's Chapter 11 bankruptcy filing will result in any supply disruptions, we will continue to monitor the status of the proceeding.

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The Management's Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under our control which may cause actual results, performance and achievements to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the results of current or pending clinical trials, our products failure to demonstrate efficacy or an acceptable safety profile, actions by the FDA, the financial condition of suppliers including their solvency and ability to supply product and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. We do not use derivative instruments for trading purposes. At March 31, 2005, our market risk sensitive instruments consisted of marketable securities available for sale and unsecured convertible notes issued by the Company.

MARKETABLE SECURITIES AVAILABLE FOR SALE: At March 31, 2005 our marketable securities available for sale consisted of U.S. government agency mortgage obligations, U.S. government agency bonds, corporate debt securities and 1,939,600 shares of Pharmion common stock. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended to be used to meet our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income and other income (expense), net.

As of March 31, 2005, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:


 -----------------------------------------------------------------------------------------------------------------------
                                                  Fixed rate securities
                                                       Duration
                                 Less                                                        Variable
                                 Than            1-3            3-5            5-7             Rate
 (IN THOUSANDS $)               1 Year          Years          Years          Years         Securities          Total
 ------------------------------------------------------------------------------------------------------------------------
 Principal amount             $319,420        $103,304        $17,907        $68,425           $70,513         $579,569
 Fair value                   $320,026        $105,293        $17,696        $65,518           $64,157         $572,690
 Average Interest Rate             3.4%            4.2%           6.0%           5.9%              5.4%             4.2%
 ------------------------------------------------------------------------------------------------------------------------

PHARMION COMMON STOCK: At March 31, 2005, we held a total of 1,939,600 shares of Pharmion Corporation common stock, which had an estimated fair value of approximately $56.2 million (based on the closing price reported by the National Association of Securities Dealers Automated Quotations, or NASDQ system, and which exceeded the cost by approximately $36.0 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion's common stock quoted market price will have a similar percentage increase or decrease in the fair value of the investment.

CONVERTIBLE DEBT: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes can be converted at any time into 16,511,840 shares of common stock at a conversion price of

$24.225 per share (for more information see Note 6 of the Notes to the unaudited Consolidated Financial Statements).

At March 31, 2005, the fair value of our convertible notes exceeded the carrying value of $400.0 million by approximately $199.8 million, which we believe reflects the increase in the market price of our common stock to $34.05 per share as of March 31, 2005. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

Item 4 - Controls and Procedures

         (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter, except for internal controls implemented related to the equity method investment in EntreMed, Inc., to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER INFORMATION

Item 1.  Legal Proceedings                                           -   None

Item 2.  Unregistered Sales of Equity Securities and Use
         of Proceeds                                                 -   None

Item 3.  Defaults Upon Senior Securities                             -   None

Item 4.  Submission of Matters to a Vote of Security Holders         -   None

Item 5.  Other Information                                           -   None

Item 6.  Exhibits

         10.1 Amendment Number Three to the Celgene Corporation 1995 Non-Employee Directors' Incentive Plan.

         31.1 Certification by the Company's Chief Executive Officer dated May 10, 2005.

         31.2 Certification by the Company's Chief Financial Officer dated May 10, 2005.

         32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2005.

         32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CELGENE CORPORATION

  DATE May 10, 2005         BY      /s/ Robert J. Hugin
       --------------------         --------------------------------------------
                                     Robert J. Hugin
                                     Senior Vice President
                                     Chief Financial Officer

  DATE May 10, 2005         BY      /s/ James R. Swenson
       --------------------         --------------------------------------------
                                     James R. Swenson
                                     Controller
                                     (Chief Accounting Officer)