Form 10-Q
period 2005-06-30
CELGENE CORP /DE/
filed 2005-08-09
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132

                                   CELGENE CORPORATION
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)


                 Delaware                                   22-2711928
------------------------------------------      --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification
                                                Number)

86 Morris Avenue, Summit, NJ                               07901
------------------------------------------                 -----
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

                                Yes |X|     No |_|

At August 5, 2005, 167,889,738 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------

                                                                        Page No.
                                                                        --------

PART I           FINANCIAL INFORMATION


   Item I           Unaudited Consolidated Financial Statements

                    Consolidated Statements of Operations -
                    Three and Six-Month Periods Ended June 30, 2005 and 2004   3

                    Consolidated Balance Sheets -
                    As of June 30, 2005 and December 31, 2004                  4

                    Consolidated Statements of Cash Flows -
                    Six-Month Periods Ended June 30, 2005 and 2004             5

                    Notes to Unaudited Consolidated Financial Statements       7

   Item 2           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       20

   Item 3           Quantitative and Qualitative Disclosures About
                    Market Risk                                               34

   Item 4           Controls and Procedures                                   37


PART II          OTHER INFORMATION                                            38

   Item 1           Legal Proceedings                                         38

   Item 2           Unregistered Sales of Equity Securities and
                    Use of Proceeds                                           38

   Item 3           Defaults Upon Senior Securities                           38

   Item 4           Submission of Matters to a Vote of Security Holders       38

   Item 5           Other Information                                         38

   Item 6           Exhibits                                                  38

                    Signatures                                                39

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)


                                                     Three-Month Period Ended              Six-Month Period Ended
                                                             June 30,                              June 30,
                                             -------------------------------------   -------------------------------------
                                                  2005                  2004              2005                  2004
                                             ---------------      ----------------   ---------------      ----------------
                                                                    As Restated                              As Restated
                                                                    (See Note 2)                             (See Note 2)

Revenue:

   Net product sales                           $    105,383        $    79,010        $   203,028            $   155,130
   Collaborative agreements and other revenue        25,721              2,895             30,950                  5,028
   Royalty revenue                                   14,597              5,848             24,119                 10,468
                                             ---------------      ----------------   ---------------      ----------------
         Total revenue                              145,701             87,753            258,097                170,626
                                             ---------------      ----------------   ---------------      ----------------

Expenses:

   Cost of goods sold                                18,196             14,094             30,800                 28,489
   Research and development                          49,028             38,638             89,065                 76,366
   Selling, general and administrative               41,367             25,722             79,173                 51,658
                                             ---------------      ----------------   ---------------      ----------------
         Total expenses                             108,591             78,454            199,038                156,513
                                             ---------------      ----------------   ---------------      ----------------

Operating income                                     37,110              9,299             59,059                 14,113

Other income and expense:
   Interest and other income (expense), net           6,716             (3,161)             5,538                  4,128
   Equity in losses of affiliated company               640                  -              4,995                      -
   Interest expense                                   2,373              2,387              4,747                  4,775
                                             ---------------      ----------------   ---------------      ----------------

Income before income taxes                           40,813              3,751             54,855                 13,466
Income tax provision (benefit)                       29,968              1,156             (4,204)                 1,957
                                             ---------------      ----------------   ---------------      ----------------
Net income                                     $     10,845        $     2,595        $    59,059            $    11,509
                                             ===============      ================   ===============      ================



Net income per common share:
   Basic                                       $       0.06        $      0.02        $      0.35            $      0.07
                                             ===============      ================   ===============      ================
   Diluted                                     $       0.06        $      0.02        $      0.32            $      0.07
                                             ===============      ================   ===============      ================

SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                     June 30, 2005     December 31, 2004
                                                                   -----------------   -----------------
                                                                      (Unaudited)

Assets

Current assets:

   Cash and cash equivalents                                            $    53,790         $   135,227
   Marketable securities available for sale                                 669,943             613,310
   Accounts receivable, net of allowance of $2,845 and $2,208
     at June 30, 2005 and December 31, 2004, respectively                    55,762              46,074
   Inventory                                                                 33,684              24,404
   Deferred income taxes                                                     50,492               4,082
   Other current assets                                                      36,072              26,783
                                                                   -----------------   -----------------

      Total current assets                                                  899,743             849,880

    Property, plant and equipment, net                                       56,811              52,039
    Investment in affiliated company                                         18,258                   -
    Intangible assets, net                                                   99,430             108,955
    Goodwill                                                                 35,452              41,258
    Deferred income taxes                                                    25,379              14,613
    Other assets                                                             17,993              40,548
                                                                   -----------------   -----------------

      Total assets                                                      $ 1,153,066         $ 1,107,293
                                                                   =================   =================

Liabilities and Stockholders' Equity

Current liabilities:

   Accounts payable                                                     $    22,614         $    18,650
   Accrued expenses                                                          64,078              68,534
   Income taxes payable                                                      12,002              41,188
   Current portion of deferred revenue                                        6,791               6,926
   Deferred income taxes                                                          -               5,447
   Other current liabilities                                                  5,074                 670
                                                                   -----------------   -----------------
      Total current liabilities                                             110,559             141,415

   Long-term convertible notes                                              400,000             400,000
   Deferred revenue, net of current portion                                  64,578              73,992
   Other non-current liabilities                                             17,260              14,442
                                                                   -----------------   -----------------

      Total liabilities                                                     592,397             629,849
                                                                   -----------------   -----------------

Stockholders' equity:

   Preferred stock, $.01 par value per share,
      5,000,000 authorized; none outstanding at
      June 30, 2005 and December 31, 2004                                         -                   -
   Common stock, $.01 par value per share,
      275,000,000 shares authorized;
      issued 167,750,833 and 165,079,198 shares at
      June 30, 2005 and December 31, 2004, respectively                       1,678               1,651
   Common stock in treasury, at cost; 13,317 and 10,564 shares
      at June 30, 2005 and December 31, 2004, respectively                     (399)               (306)
   Additional paid-in capital                                               723,661             641,907
   Accumulated deficit                                                     (175,351)           (234,410)
   Accumulated other comprehensive income                                    11,080              68,602
                                                                   -----------------   -----------------

      Total stockholders' equity                                            560,669             477,444
                                                                   -----------------   -----------------

      Total liabilities and stockholders' equity                        $ 1,153,066         $ 1,107,293
                                                                   =================   =================



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                   Six-Month Period Ended
                                                                                          June 30,
                                                                                ------------------------------
                                                                                   2005              2004
                                                                                -----------      -------------
Cash flows from operating activities:                                                              As Restated
                                                                                                   (See Note 2)

Net income                                                                        $ 59,059           $ 11,509
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of long-term assets                                6,708              4,062
    Provision for accounts receivable allowances                                       637                458
    Realized gain on marketable securities available for sale                         (423)              (833)
    Unrealized loss on value of EntreMed warrants                                    6,875              9,555
    Equity in losses of affiliated company                                             640                  -
    Non-cash write off of in-process research and development                        4,355                  -
    Non-cash stock-based compensation expense                                          (23)               224
    Amortization of premium/discount on marketable
       securities available for sale, net                                              962              1,020
    Amortization of debt issuance cost                                               1,221              1,221
    Loss on asset disposal                                                              51                  -
    Shares issued for employee benefit plans                                         3,506              4,267
    Deferred income taxes                                                          (31,257)              (912)
    Other                                                                              142                  -

Change in current assets and liabilities, excluding the effect of acquisition:

   Increase in accounts receivable                                                 (10,444)            (5,510)
   Increase in inventory                                                            (9,463)            (2,495)
   Increase in other operating assets                                              (11,793)              (425)
   Increase in accounts payable and accrued expenses                                14,210              2,147
   Increase (decrease) in income taxes payable                                      (6,710)               457
   Increase (decrease) in deferred revenue                                          (1,892)               222
                                                                                -----------      -------------
Net cash provided by operating activities                                           26,361             24,967
                                                                                -----------      -------------

Cash flows from investing activities:

Capital expenditures                                                                (9,092)            (4,683)
Business acquisition                                                                (8,429)                 -
Proceeds from sales and maturities of marketable
   securities available for sale                                                   188,622            237,094
Purchases of marketable securities available for sale                             (288,605)          (235,621)
Purchase of investment securities                                                        -             (7,000)
Investment in affiliated company                                                   (10,500)                 -
                                                                                -----------      -------------
Net cash used in investing activities                                             (128,004)           (10,210)
                                                                                -----------      -------------

Cash flows from financing activities:

Proceeds from exercise of common stock options and warrants                         22,767              7,938
Purchase of treasury stock                                                             (93)                 -
Repayment of capital lease and note obligations                                         (4)               (15)
                                                                                -----------      -------------
Net cash provided by financing activities                                           22,670              7,923
                                                                                -----------      -------------

Effect of currency rate changes on cash and cash equivalents                        (2,464)                 -

Net increase (decrease) in cash and cash equivalents                               (81,437)            22,680
Cash and cash equivalents at beginning of period                                   135,227             60,328
                                                                                -----------      -------------
Cash and cash equivalents at end of period                                        $ 53,790           $ 83,008
                                                                                ===========      =============



SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                   Six-Month Period Ended
                                                                                          June 30,
                                                                                -----------------------------
                                                                                    2005             2004
                                                                                ------------    -------------
                                                                                                 As Restated
                                                                                                 (See Note 2)
Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized gain (loss) on
   marketable securities available for sale                                      $ (42,388)        $ 35,931
                                                                                ============    =============

Conversion of convertible notes and accrued interest thereon                     $       -         $ 12,656
                                                                                ============    =============

Supplemental disclosure of cash flow information:

   Interest paid                                                                 $   3,500         $  3,500
                                                                                ============    =============
   Income taxes paid                                                             $  34,543         $  1,490
                                                                                ============    =============


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


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

Interim results may not be indicative of the results that may be expected for the year. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim statements.

The Company previously followed the common practice of classifying its investments in auction rate notes as cash and cash equivalents on the Consolidated Balance Sheet. It was determined that these instruments are not cash equivalents and, therefore, the Company has made a reclassification to its Consolidated Statement of Cash Flows for the six-month period ended June 30, 2004 in order to conform to the current year's presentation. The reclassification resulted in a net increase of $115.6 million in the proceeds from the sale of marketable securities (included in investing activities) for the six-month period ended June 30, 2004.

2. RESTATEMENT OF FINANCIAL STATEMENTS

Following a review in December 2004 of the Company's accounting treatment for the convertible preferred shares and warrants the Company received in connection with the December 31, 2002 litigation settlement and related agreements with EntreMed, Inc. and the Children's Medical Center Corporation, or CMCC, it was determined that an adjustment to the Company's consolidated financial statements was required. The Company restated its financial statements for the years ended December 31, 2003 and 2002 in its 2004 Annual Report on Form 10-K, as amended. For more information on the restatement see Note 2 of the Notes to the Consolidated Financial Statements included in the Company's 2004 Annual Report on Form 10-K, as amended. The Company has now restated its Consolidated Statements of Operations and Cash Flows for the three- and six-month periods ended June 30, 2004 and, as a result, interest income and other income (expense), net, income before income taxes and net income decreased approximately $9.8 million and $9.6 million in the three- and six-month periods ended June 30, 2004, respectively. Earnings per share decreased by $0.05 in each of the three- and six-month periods ended June 30, 2004. The restatement did not have any impact on previously reported total revenue or reported net cash flows for these same periods.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


3. NEW ACCOUNTING PRINCIPLES

In December 2004, the FASB, issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," or SFAS 123R, that addresses the accounting for share-based payment transactions in which employee services are received in exchange for either equity instruments of the company, liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, that was provided in Statement 123 as originally issued. Instead, under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value. The effective date for this statement has been delayed to the first quarter of 2006 for calendar year companies. The Company is currently evaluating the method of adoption and the impact of adopting this statement and has not determined if adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures in Note 9 to these unaudited consolidated financial statements.

Emerging Issues Task Force, or EITF, Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or EITF 03-1, was issued in February 2004. EITF 03-1 stipulates disclosure requirements for investments with unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF 03-1 are effective for fiscal years ending after December 15, 2003. The Company has complied with the disclosure provisions of EITF 03-1. In September 2004, the FASB staff issued two proposed FASB Staff Positions, or FSP: Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. The Company is currently monitoring these developments to assess the potential impact on its financial position and results of operations.

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The purchase price allocation resulted in the following amounts being allocated to the assets received and liabilities assumed based upon their respective fair values.

          ------------------------------ ----------

          Current assets                 $  18,133
          Intangible assets                 99,841
          Goodwill                          35,418
                                          ---------
          Assets acquired                  153,392
          ------------------------------ ----------

          Current liabilities                1,983
          Deferred taxes                    33,144
                                          ---------
          Liabilities assumed               35,127
          ------------------------------ ----------
          Net assets acquired            $ 118,265
          ============================== ==========

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

The following unaudited pro forma information presents a summary of consolidated results of operations for the three- and six-month periods ended June 30, 2004 as if the acquisition of Penn T had occurred on April 1, 2004 and January 1, 2004, respectively. The unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor are they necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

-------------------------------------- ------------------- --------------------
                                          Three-Month           Six-Month
                                         Period Ended         Period Ended
Pro forma (UNAUDITED)                    June 30, 2004        June 30, 2004
-------------------------------------- ------------------- --------------------
Total revenues                         $      92,877         $      179,320
Net income                             $       4,388         $       13,829
Net income per diluted share           $        0.02         $         0.08
====================================== =================== ====================


5. EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise. The potential common shares related to the June 2003 convertible note issuance were determined to be anti-dilutive for the three-month periods ended June 30, 2005 and 2004 and therefore excluded from the diluted earnings per share computation. The convertible note issuance was determined to be dilutive for the six-month period ended June 2005 and anti-dilutive for the six-month period ended June 30, 2004.

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 18,600,572 and 18,605,554 for the three-month periods ended June 30, 2005 and 2004, respectively, and 2,177,432 and 19,758,790 for the six-month periods ended June 30, 2005 and 2004, respectively.

The following represents the reconciliation of the basic and diluted earnings per share computations for the three- and six-month periods ended June 30, 2005 and 2004:


  ------------------------------------------------------------------------------ ----------------------------
                                                     Three-Month Period Ended      Six-Month Period Ended
                                                             June 30,                    June 30,
                                                        2005          2004          2005           2004
                                                                   As Restated                 As Restated
                                                                  (See Note 2)                 (See Note 2)
  -------------------------------------------------- ------------ -------------- ------------ ---------------
  Income available to common stockholders:
    Net income                                        $  10,845     $     2,595   $  59,059      $    11,509
    Interest expense on convertible debt, net of tax          -               -       2,786                -
                                                     ------------ -------------- ------------ ---------------
    Net income available to common stockholders       $  10,845     $     2,595   $  61,845      $    11,509

  Weighted average number of common shares
    outstanding (IN THOUSANDS):
    Basic                                               167,141         163,674     166,381          163,312
    Effect of dilutive securities:
        Options                                           8,461          12,799       7,902           12,089
        Warrants                                            172             211         170              204
        Convertible debt                                      -               -      16,512                -
        Restricted shares and other
         long-term incentives                               237             170         257              178
  -------------------------------------------------- ------------ -------------- ------------ ---------------
    Diluted                                             176,011         176,854     191,222          175,783

  Earnings per share:
      Basic                                           $    0.06     $      0.02   $    0.35      $      0.07
      Diluted                                         $    0.06     $      0.02   $    0.32      $      0.07
  ================================================== ============ ============== ============ ===============


6. CONVERTIBLE DEBT

In June 2003, the Company issued an aggregate principal amount of $400 million of unsecured convertible notes in a private offering under Rule 144A. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003 and June 1 and December 1 thereafter. The convertible notes have a conversion rate of $24.225 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company's common stock of $16.15 per share, after adjusting prices for the two-for-one stock split effected on October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the notes at

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


any time into an aggregate of 16,511,840 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change" within the agreement. The Company has registered the notes and common stock issuable upon conversion of the notes with the Securities and Exchange Commission, and is required to use reasonable best efforts to keep the related registration statement effective for the defined period. Pursuant to the indenture governing the notes, the Company may not merge or transfer substantially all of its assets, as defined, unless certain conditions are met.

7. MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2005 and December 31, 2004 were as follows:


-------------------------------------- -------------- ---------------- ---------------- -----------------
                                                           Gross            Gross          Estimated
                                         Amortized       Unrealized       Unrealized          Fair
June 30, 2005                               Cost            Gain             Loss            Value
-------------------------------------- -------------- ---------------- ---------------- -----------------
Government agency mortgage obligations   $  144,285      $     866        $   (1,011)      $    144,140
Government agency bonds and  notes              645              -                (6)               639
Corporate debt securities                   227,985            851            (4,390)           224,446
Auction rate notes                          255,700              -                 -            255,700
Marketable equity securities                 20,212         24,806                 -             45,018
                                       -------------- ---------------- ---------------- -----------------
Total                                    $  648,827      $  26,523        $   (5,407)      $    669,943
====================================== ============== ================ ================ =================


-------------------------------------- -------------- ---------------- ---------------- -----------------
                                                           Gross            Gross          Estimated
                                         Amortized       Unrealized       Unrealized          Fair
December 31, 2004                           Cost            Gain             Loss            Value
-------------------------------------- -------------- ---------------- ---------------- -----------------
Government agency mortgage obligations   $  166,959      $   1,107        $     (904)      $    167,162
Government agency bonds and notes               798              -                (7)               791
Corporate debt securities                   147,864          2,723              (650)           149,937
Auction rate notes                          213,550              -                 -            213,550
Marketable equity securities                 20,212         61,658                 -             81,870
                                       -------------- ---------------- ---------------- -----------------
Total                                    $  549,383      $  65,488        $   (1,561)      $    613,310
====================================== ============== ================ ================ =================


As of June 30, 2005, the duration of the Company's debt securities classified as marketable securities available for sale were as follows:

------------------------------------- ------------------- ------------------
                                          Amortized              Fair
                                             Cost                Value
------------------------------------- ------------------- ------------------
Duration of one year or less           $         311,686   $        311,997
Duration of one through three years               99,522             99,249
Duration of three through five years              93,172             92,635
Duration of five through seven years             107,524            106,375
Duration of seven years                           16,711             14,669
                                      ------------------- ------------------
     Total                             $         628,615   $        624,925
====================================  =================== ==================

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


8.       INVENTORY

Inventory at June 30, 2005 and December 31, 2004 consisted of the following:

------------------------------------ ----------------- ---------------------
                                         June 30,          December 31,
                                           2005                2004
------------------------------------ ----------------- ---------------------

Raw materials                           $      5,084       $       4,081
Work in process                                4,223               4,356
Finished goods                                24,377              15,967
                                     ----------------- ---------------------
     Total                              $     33,684       $      24,404
==================================== ================= =====================


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

If the exercise price of employee or director stock options is less than the fair value of the underlying stock on the grant date, the Company amortizes such differences to expense over the vesting period of the options. Options or stock awards issued to non-employees and consultants are recorded at fair value as determined in accordance with SFAS 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services," and expensed over the related vesting or service period.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied:


-------------------------------------------------------------------------------------------------
                                                                     Three-Month Period Ended
                                                                             June 30,
                                                                       2005             2004
                                                                                     As Restated
-------------------------------------------------------------------------------------------------

  Net income as reported                                             $   10,845      $   2,595
    Add: stock-based employee compensation expense (income)
       included in reported income (2005 net of tax)                        (38)            62
    Deduct: stock-based employee compensation expense determined
       under fair-value-based method (2005 net of tax)                   (4,888)        (7,463)
                                                                    -----------------------------
    Basic pro forma net income (loss)                                $    5,919      $  (4,806)
    Interest expense on convertible debt, net of tax                          -              -
                                                                    -----------------------------
  Diluted, pro forma net income (loss)                               $    5,919      $  (4,806)

  Net income per common share:
    Basic, as reported                                               $     0.06      $    0.02
    Basic, pro forma                                                 $     0.04      $   (0.03)
    Diluted, as reported                                             $     0.06      $    0.02
    Diluted, pro forma                                               $     0.03      $   (0.03)
=================================================================================================

-------------------------------------------------------------------------------------------------
                                                                       Six-Month Period Ended
                                                                              June 30,
                                                                        2005           2004
                                                                                    As Restated
-------------------------------------------------------------------------------------------------

  Net income as reported                                             $   59,059      $  11,509
    Add: stock-based employee compensation expense (income)
       included in reported income (2005 net of tax)                        (13)           124
    Deduct: stock-based employee compensation expense determined
       under fair-value-based method (2005 net of tax) (1)                8,240        (14,515)
                                                                    -----------------------------
    Basic pro forma net income (loss)                                $   67,286      $  (2,882)
     Interest expense on convertible debt, net of tax                     1,393              -
                                                                    -----------------------------
  Diluted, pro forma net income (loss)                               $   68,679      $  (2,882)

  Net income per common share:
    Basic, as reported                                               $     0.35      $    0.07
    Basic, pro forma                                                 $     0.40      $   (0.02)
    Diluted, as reported                                             $     0.32      $    0.07
    Diluted, pro forma                                               $     0.36      $   (0.02)
=================================================================================================


(1)  Includes benefit attributable to recognizing deferred tax assets.

The pro forma effects on net income applicable to common stockholders and net income per common share for the three- and six-month periods ended June 30, 2005 and 2004 may not be representative of the pro forma effects in future years.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The weighted-average fair value per share was $12.21 and $9.72 for stock options granted in the six-month periods ended June 30, 2005 and 2004, respectively. The Company estimated the fair values of options granted using a Black-Scholes option pricing model with the following assumptions:


---------------------------------------------------------------------------------------------------
                                                   Three-Month Period          Six-Month Period
                                                         Ended                     Ended
                                                        June 30,                  June 30,
                                                      2005        2004        2005        2004
---------------------------------------------------------------------------------------------------
Risk-free interest rate                                  3.74%       3.20%       3.97%       2.87%
Expected stock price volatility                            41%         50%         41%         50%
Expected term until exercise (years)                       4.5         3.5         4.5         3.5
Expected dividend yield                                     0%          0%          0%          0%
===================================================================================================


Restricted Stock Awards: During 2001, the Company issued to certain employees an aggregate of 105,000 restricted stock awards of which 90,000 are still outstanding. Such restricted stock awards will vest on September 19, 2006, unless certain conditions that would trigger accelerated vesting are otherwise met prior to such date. The fair value of the outstanding restricted stock awards at the grant date was $1.2 million, which is being amortized as compensation expense over the contractual vesting period and classified in selling, general and administrative expenses. Compensation expense relating to these restricted stock awards for the three- and six-month periods ended June 30, 2005 was favorably impacted by cancellation of a 15,000 restricted stock award due to an employee termination, resulting in a $0.1 million credit to expense for the three-month period ended June 30, 2005 and zero expense for the six-month period ended June 30, 2005. Compensation expense relating to these restricted stock awards was approximately $0.1 million for the three- and six-month periods ended June 30, 2004.

10. INVESTMENT IN AFFILIATED COMPANY

On March 31, 2005, the Company exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock (representing approximately 14.05% of the outstanding common shares of EntreMed) at an aggregate cost of $10.5 million. The fair value of the warrants at the time of exercise was estimated to be approximately $12.9 million. As a result, the total value ascribed to the Company's investment was $23.4 million. Since the Company also holds 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, the Company determined that it has significant influence over its investee and is applying the equity method of accounting to its common stock investment effective March 31, 2005. At March 31, 2005, the residual investment, after taking a charge of approximately $4.4 million (based on the original preliminary purchase price allocation) to write down the portion of the investment ascribed to in-process research and development (the charge was included in equity losses of affiliated company), exceeded the Company's proportionate share of the EntreMed net assets by approximately $13.4 million (based on the original preliminary purchase price allocation) and consisted of goodwill and intangibles of approximately $12.6 million and $0.8 million, respectively. As prescribed under the equity method of accounting, the Company began recording its share of EntreMed gains and losses based on the Company's common stock ownership percentage during the three-month period ended June 30, 2005. The investment in EntreMed was approximately $18.3 million at June 30, 2005 and exceeds the Company's proportionate share of EntreMed net assets by approximately $13.2 million, which based on a preliminary valuation that is subject to change consisted of goodwill and intangible assets of approximately $12.4 million and $0.8 million, respectively. A summary of the unaudited financial statements for EntreMed as of June 30, 2005 follows:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



                                                                         June 30, 2005
----------------------------------------------------------------------------------------
Current assets                                                          $       37,986
Noncurrent assets                                                                1,056
                                                                     -------------------
Total assets                                                                    39,042
----------------------------------------------------------------------------------------
Current liabilities                                                              2,862
Noncurrent liabilities                                                             310
Minority interest                                                                   17
Total equity                                                                    35,853
                                                                     -------------------
Total liabilities and equity                                            $       39,042
----------------------------------------------------------------------------------------
Interest in EntreMed equity at 14.05%                                   $         5,037
Excess of investment over share of EntreMed equity                               13,221
                                                                     -------------------
Total investment                                                        $        18,258
========================================================================================

                                                      Three-Month        Six-Month
                                                     Period Ended       Period Ended
                                                     June 30, 2005     June 30, 2005
----------------------------------------------------------------------------------------
Total revenues                                        $         579     $           579
Operating loss                                                4,572               4,572
Net loss                                                      4,300               4,300
----------------------------------------------------------------------------------------
Celgene share of EntreMed, Inc. losses (14.05%)       $         604     $           604
Amortization of intangibles                                      36                  36
Write down of in-process research and development                 -               4,355
                                                   -------------------------------------
Equity in losses of affiliated company                $         640     $         4,995
========================================================================================


Financial results of the EntreMed equity method investment are included in the human pharmaceuticals segment. Based on the closing share price of EntreMed common stock on June 30, 2005, the estimated fair value of the Company's common stock investment in EntreMed was approximately $16.2 million as of June 30, 2005. The investment will be reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. The Company evaluates information that it is aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


11.     GOODWILL AND INTANGIBLE ASSETS

At June 30, 2005, the Company's recorded intangible assets related to the acquisition of Penn T on October 21, 2004 and are being amortized over their estimated useful lives. Intangible asset balances related to the acquisition of Anthrogenesis Corp. were eliminated during the first quarter of 2005 as prescribed by SFAS 109 "Accounting for Income Taxes" due to reversal of the valuation allowance for deferred tax assets recorded at time of acquisition. At June 30, 2005 and December 31, 2004, the gross carrying value and accumulated amortization, by major intangible asset class were as follows:


  ---------------------------------------------------------------------------------------
                               Gross                         Cumulative    Intangible
                             Carrying       Accumulated     Translation      Assets,
  June 30, 2005                Value       Amortization      Adjustment        Net
  ---------------------------------------------------------------------------------------
  Supplier agreements        $  99,841       $    (459)      $      48       $  99,430
                           --------------------------------------------------------------

  ---------------------------------------------------------------------------------------
                               Gross                         Cumulative    Intangible
                             Carrying       Accumulated     Translation      Assets,
  December 31, 2004            Value       Amortization      Adjustment        Net
  ---------------------------------------------------------------------------------------
  Supplier agreements        $  99,841       $     (75)      $   6,802       $ 106,568
  Supplier relationships           710            (284)              -             426
  Customer lists                 1,700            (227)              -           1,473
  Technology                       609            (121)              -             488
                           --------------------------------------------------------------
    Total                    $ 102,860       $    (707)      $   6,802       $ 108,955
  =======================================================================================

Amortization of acquired intangible assets was approximately $0.2 million and $0.1 million for the three-month periods ended June 30, 2005 and 2004, respectively, and approximately $0.4 million and $0.2 million for the six-month periods ended June 30, 2005 and 2004, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $2.7 million for 2005, $8.5 million for 2006 and $8.2 million for each of the years 2007 through 2009.

At June 30, 2005, the Company's recorded goodwill related to the acquisition of Penn T on October 21, 2004 and has been allocated to the Company's human pharmaceuticals segment. Goodwill related to the acquisition of Anthrogenesis Corp. was eliminated during the first quarter of 2005 as prescribed by SFAS 109, "Accounting for Income Taxes," due to reversal of the valuation allowance for deferred tax assets recorded at time of acquisition. The carrying value of goodwill was $35.5 million and $41.3 million at June 30, 2005 and December 31, 2004, respectively, and is summarized as follows:

--------------------------------------------------------------------------------
                                     Human             Stem Cell
                                Pharmaceuticals         Therapy        Total
--------------------------------------------------------------------------------
Balance, December 31, 2004           $ 38,252          $  3,006      $   41,258
Anthrogenesis elimination                  -             (3,006)         (3,006)
Purchase accounting adjustments          (347)                -            (347)
Foreign currency translation           (2,453)                -          (2,453)
                                     -------------------------------------------
Balance, June 30, 2005               $ 35,452          $      -      $   35,452
================================================================================

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but rather is reviewed at least annually for impairment.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


12. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, consists of net income (losses), changes in currency translation adjustments and the change in net unrealized gains (losses) on marketable securities classified as available for sale. A summary of comprehensive income for the three- and six-month periods ended June 30, 2005 and 2004 follows:


-------------------------------------------------------------------------------------------------------------
                                                Three-Month Period Ended           Six-Month Period Ended
                                                        June 30,                          June 30,
                                                  2005           2004              2005           2004
                                                              As Restated                     As Restated
                                                             (See Note 2)                    (See Note 2)
-----------------------------------------------------------------------------------------------------------
Net income                                   $     10,845    $     2,595     $    59,059    $     11,509
                                             --------------------------------------------------------------
Other comprehensive income (loss):
 Unrealized gains (losses) on marketable
   securities available for sale, before tax      (11,543)        21,465         (42,388)         36,764
 Less: reclassification adjustment for gains
    included in net income                           (214)           (69)           (423)           (833)
                                             --------------------------------------------------------------
 Net unrealized gains (losses) on
   marketable securities available for sale       (11,757)        21,396         (42,811)         35,931
 Tax effect on unrealized losses                    6,118              -           6,118               -
                                             --------------------------------------------------------------
Unrealized gains (losses) on marketable
    securities available for sale, net of tax      (5,639)        21,396         (36,693)         35,931
 Deferred income tax (see Note 13)                      -              -         (14,775)              -
 Currency translation adjustments                  (3,517)             -          (6,054)              -
                                             --------------------------------------------------------------
Total other comprehensive income (loss)            (9,156)        21,396         (57,522)         35,931
                                             --------------------------------------------------------------
Comprehensive income (loss)                  $      1,689    $    23,991     $     1,537    $     47,440
===========================================================================================================

The unrealized loss on marketable securities available for sale for the three- and six-month periods ended June 30, 2005 included a decrease in fair value related to the shares of Pharmion common stock of $11.2 million and $36.9 million, respectively. The unrealized gain on marketable securities available for sale for the three- and six-month periods ended June 30, 2004 included an increase in fair value related to shares of Pharmion common stock of $30.4 million and $43.6 million, respectively.

13. INCOME TAXES

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

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment.

At March 31, 2005, the Company determined it was more likely than not that the benefits of its deferred tax assets would be realized based on favorable clinical data related to REVLIMID(R) during the quarter in concert with the Company's nine consecutive quarters of profitability. This led to the conclusion that it was more likely than not that the Company will generate sufficient taxable income to realize the benefits of its deferred tax assets. The income tax benefit from elimination of the valuation allowances totaled $42.6 million. The elimination of valuation allowances of approximately $3.0 million and $2.3 million related to certain deferred tax affects of historical acquisitions has been offset first to reduce related goodwill and intangibles, respectively, with the balance to reduce income tax expense. The elimination of valuation allowances of approximately $30.2 million related to tax deductions that arose in connection with stock option exercises has been offset against components of equity. The effect of elimination of the valuation allowances of approximately $14.8 million related to certain deferred tax affects of unrealized gains and losses on marketable securities available for sale has been offset against accumulated other comprehensive income. Deferred tax account balances at June 30, 2005 included deferred current and non-current assets of $63.5 million and $60.4 million, respectively, and deferred current and non-current liabilities of $13.0 million and $35.0 million, respectively. Deferred tax asset and liability balances have been presented net on the accompanying balance sheet.

14. SEGMENTS

The Company operates in two business segments - Human Pharmaceuticals and Stem Cell Therapies. Revenues and income before taxes by segment for the three- and six-month periods ended June 30, 2005 and 2004 were as follows:


-------------------------------------------------------------------------------------------------------
                                      Three-Month Period Ended June 30, Six-Month Period Ended June 30,
                                             2005            2004             2005          2004
                                                          As Restated                    As Restated
                                                         (See Note 2)                    (See Note 2)
-------------------------------------------------------------------------------------------------------
Revenues:
Human Pharmaceuticals                     $    138,369    $    86,621     $   249,486    $    168,583
Stem Cell Therapies                              7,332          1,132           8,611           2,043
                                    -------------------------------------------------------------------
     Total                                $    145,701    $    87,753     $   258,097    $    170,626
                                    -------------------------------------------------------------------
Income (loss) before income:
Human Pharmaceuticals                     $     40,972    $     8,017     $    62,182    $     21,392
Stem Cell Therapies                               (159)        (4,266)         (7,327)         (7,926)
                                    -------------------------------------------------------------------
     Total                                $     40,813    $     3,751     $    54,855    $     13,466

=======================================================================================================

Expenses incurred at the consolidated level are included in the results of the human pharmaceuticals segment.

Total assets by segment as of June 30, 2005 and December 31, 2004 were as follows:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


--------------------------------------------------------------------
                               June 30,           December 31,
                                 2005                 2004
--------------------------------------------------------------------

Human Pharmaceuticals         $     398,979     $    334,932
Stem Cell Therapies                  30,354           23,824
Unallocated                         723,733          748,537
                          ------------------------------------------
     Total                    $   1,153,066     $  1,107,293
--------------------------------------------------------------------

Unallocated corporate assets consist of cash and cash equivalents and available-for-sale marketable securities.

15. AGREEMENTS

In connection with the Company's acquisition of Penn T, the Company entered into a Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited pursuant to which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. The total cost to be incurred over the five-year minimum agreement period is approximately $11.0 million. At June 30, 2005, the remaining cost to be incurred was approximately $9.2 million.

Following the Penn T acquisition, in December 2004 the Company amended the Pharmion product supply agreement acquired in the Penn T acquisition. Under the amended agreement, Pharmion paid the Company a one-time payment of $77.0 million to amend a pre-existing supply agreement between Penn T and Pharmion in return for a reduction in their total product supply purchase price from 28.0% of Pharmion's thalidomide net sales, for cost of goods, to 15.5% of net sales. Pharmion will pay the Company an additional $8.0 million over the next three years to extend the two companies' existing thalidomide research and development efforts. Pharmion also made a one-time payment of $3.0 million for granting Pharmion license rights to develop and market thalidomide in three additional Asian territories (Hong Kong, Korea and Taiwan), as well as for eliminating termination rights held by Celgene tied to the regulatory approval of thalidomide in the United Kingdom by November 2006. Amounts under the agreement are recorded as deferred revenue and will be recognized on a straight-line basis over 13 years.

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

In March 2003, the Company entered into a three-year supply and distribution agreement with GlaxoSmithKline ("GSK") to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the U.S. Food and Drug Administration for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, the Company purchases ALKERAN(R) tablets and ALKERAN(R) for infusion from GSK and distributes the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year for an initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period and is automatically extended by successive one-year periods, unless at least one year prior to the renewal date, either party advises the other party that it elects not to extend the agreement. At June 30, 2005, the remaining minimum purchase requirements under the agreement totaled $38.1 million, consisting of $18.1 million from the initial agreement and $20.0 million from a 12 month extension effective to March 2007.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

We are a multi-national integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Over the last several years, the Company has experienced rapid growth led by sales of THALOMID(R) (thalidomide), our lead product, which is currently marketed for the treatment of erythema nodosum leprosum, or ENL but more widely used off-label for treating multiple myeloma and other cancers. The sales growth of THALOMID(R) has enabled us to make substantial investments in research and development, which has resulted in a broad portfolio of drug candidates in our product pipeline. These include a pipeline of IMiDs(R) which are THALOMID(R) analogs proprietory to Celgene and having certain immunomodulatory properties. We have filed a New Drug Application, or NDA, with the FDA seeking approval to market REVLIMID(R), one of our clinical-stage ImiDs immunomodulatory drugs, for the treatment of patients with transfusion-dependent anemia due to low-or intermediate-1- risk myelodyplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. The FDA has granted priority review status for the REVLIMID(R) NDA and a Prescription Drug User Fee Act, or PDUFA, date of October 7, 2005 has been set. Given REVLIMID(R)'s safety and efficacy profile, its large sales potential and the leverage we can achieve from marketing REVLIMID(R) through our established U.S. sales force, we anticipate that if approved, the launch of REVLIMID(R), which could occur in late 2005 or early 2006, may result in increased revenue and earnings. Moreover, we believe that the sales growth of THALOMID(R), the growth potential for REVLIMID(R), the depth of our product pipeline, and our strong balance sheet position, uniquely positions us within the biopharmaceutical industry.

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

NEAR-TERM COMPETITION WITH THALOMID(R): While we believe that THALOMID(R) will continue to be used as a treatment in multiple myeloma and that competing products will not eliminate its use, it is possible that competition as well as changes in dosing regimens could reduce THALOMID(R) sales in multiple myeloma. In addition, generic competition could reduce THALOMID(R) sales. However, we own intellectual property which includes, for example, numerous U.S. patents covering restrictive drug distribution systems for more safely delivering drugs, including our "System for Thalidomide Education and Prescribing Safety", or S.T.E.P.S.(R), distribution program, which all patients receiving thalidomide in the United States must follow and which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluation, or Orange Book. These patents do not expire until the years 2018-2020. We also have exclusive rights to several issued patents covering the use of THALOMID(R) in oncology and other therapeutic areas. Even if generic competition were able to enter the market, it is unlikely such products could do so before 2008 based on a number of factors. Such factors include the time needed to commercialize such a product and the fact that challenges to THALOMID(R) will require a generic

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


competitor to make a patent certification of non-infringement and/or invalidity of our patents listed in the Orange Book pursuant to the U.S. Food, Drug and Cosmetic Act, which would then, in turn, entitle us to up to a 30-month stay of market approval of that generic equivalent. By that time, we plan to have at least partially replaced THALOMID(R) sales with REVLIMID(R) sales. On October 22, 2004, we received an approvable letter from the FDA relating to our THALOMID(R) multiple myeloma supplemental new drug application, or sNDA. The FDA letter stated that sufficient support for an accelerated approval could be provided by the results of the completed Eastern Cooperative Oncology Group, or ECOG, study comparing thalidomide plus dexamethasone to dexamethasone alone in previously untreated multiple myeloma patients. We completed and submitted our responses to the FDA approvable letter during the second quarter of 2005. Review of the data by the FDA may result in an accelerated approval of THALOMID(R) as a treatment for multiple myeloma in the second half of 2005.

DELAY IN THE INTRODUCTION OF REVLIMID(R): While we believe that we have made significant progress toward regulatory approval of REVLIMID(R), a delay in its introduction or failure to demonstrate efficacy or an acceptable safety profile could adversely affect our business, consolidated financial condition and results of operations. Moreover, other factors such as the availability of FDA-approved competing products could impact the market's acceptance of REVLIMID(R). Progress made towards regulatory approval of REVLIMID(R) includes:
1) the findings of an Independent Data Monitoring Committee that evaluated both Phase III Special Protocol Assessment (SPA) multiple myeloma trials and found a statistically significant improvement in time to disease progression in patients receiving REVLIMID(R) plus dexamethasone versus patients receiving dexamethasone alone. As a result of these findings, the trials were unblinded to give patients currently not on REVLIMID(R) the opportunity to add REVLIMID(R) to their regimen and we have initiated discussions with the FDA and international regulatory authorities regarding the submission of this data for potential approval, 2) the submission of an NDA to the FDA seeking approval to market REVLIMID(R) for the treatment of patients with transfusion-dependent anemia due to low-or intermediate-1-risk myelodyplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. Our NDA was granted priority review status and a PDUFA date of October 7, 2005 has been set. While the submission of the NDA could result in regulatory approval if the FDA deems the data were to be sufficiently compelling, it should be noted that the NDA is based on Phase II open label data and that the FDA does not often grant approvals based on such data alone and 3) initiation of a Named Patient Program in Europe.

FAILURE TO COMMERCIALIZE EARLY-STAGE DRUG CANDIDATES: Our long-term success and sustainability depends on our ability to advance our earlier-stage drug candidates through development and to realize the commercial potential of our broad product pipeline.

ACQUISITION

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

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


RESULTS OF OPERATIONS-
THREE-MONTH PERIOD ENDED JUNE 30, 2005 VS. THREE-MONTH PERIOD ENDED
JUNE 30, 2004

TOTAL REVENUE: Total revenue and related percentages for the three-month periods ended June 30, 2005 and 2004 were as follows:

-----------------------------------------------------------------------
                          Three-Month Period Ended
                                  June 30,
                             2005           2004          % Change
-----------------------------------------------------------------------
Net product sales:
   THALOMID(R)            $    94,447    $    74,580         26.6%
   Focalin(R)                   1,577          1,165         35.4%
   ALKERAN(R)                   9,119          3,053        198.7%
   Other                          240            212         13.2%
                        -------------------------------
Total net product sales       105,383         79,010         33.4%
Collaborative agreements
   and other revenue           25,721          2,895        788.5%
Royalty revenue                14,597          5,848        149.6%
                        -------------------------------
Total revenue             $   145,701    $    87,753         66.0%
=======================================================================

THALOMID(R) net sales were higher in the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004, primarily due to price increases implemented as we move towards a cost of therapy pricing structure as opposed to a price per milligram basis. Total sales volume decreased as a result of a decrease of approximately 0.7% in the total number of prescriptions. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns, Medicaid rebates and distributor chargebacks, which are recorded based on historical data. Included in the three-month period ended June 30, 2005 were sales of approximately $1.5 million from our U.K. subsidiary, Celgene U.K. Manufacturing II, Limited, or CUK II, which acquired Penn T Limited on October 21, 2004. We anticipate CUK II's sales to be higher in the second half of 2005 relative to the first half of 2005 as revenue begins to be recognized on sales of post acquisition inventory to Pharmion. Focalin(R) net sales were higher in the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004, due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales were higher in the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004, due to price increases implemented since the end of the second quarter of 2004 as well as the improvement of supply disruptions experienced in which led to inconsistent supplies of ALKERAN(R) IV and consequently inconsistent end-market buying patterns. Partially offsetting the increase in ALKERAN(R) sales were higher gross to net sales accruals (primarily distributor chargebacks) as we begin to have more historical data on which to base our accrual amounts.

Revenues from collaborative agreements and other sources for the three-month period ended June 30, 2005 included a $20.0 million milestone payment from Novartis for the NDA approval of Focalin(R)XR; approximately $3.5 million related to our sponsored research, license and other agreements with Pharmion Corporation; approximately $1.4 million from umbilical cord blood enrollment, collection and storage fees generated through our LifeBank(TM)USA business; and approximately $0.8 million for licensing to EntreMed, Inc. rights to develop and commercialize our tubulin inhibitor compounds. The three-month period ended June 30, 2004 included approximately $1.9 million related to our sponsored research, license and other agreements with Pharmion Corporation; approximately $0.9 million from umbilical cord

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


blood enrollment, collection and storage fees generated through our LifeBank(TM)USA business; and approximately $0.1 million from other miscellaneous research and development agreements.

Royalty revenue for the three-month period ended June 30, 2005 included approximately $11.7 million and $2.6 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs and Focalin(R)XR, respectively; approximately $0.1 million of royalties received from Pharmion on their commercial sales of THALOMID(R); and approximately $0.2 million of miscellaneous other royalties. The three-month period ended June 30, 2004 included approximately $5.8 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs. The increase in Ritalin(R) royalty revenue in 2005 was due to increases in the royalty rate on both Ritalin(R) and Ritalin(R) LA as well as an increase in Ritalin(R) LA sales by Novartis.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the three-month periods ended June 30, 2005 and 2004 were as follows:

--------------------------------------------------------------
                                    Three-Month Period Ended
                                            June 30,
                                        2005        2004
--------------------------------------------------------------
Cost of goods sold                    $ 18,196     $14,094
Increase from prior year              $  4,102         N/A
Percentage increase from prior year       29.1%        N/A
Percentage of net product sales           17.3%       17.8%
==============================================================

Cost of goods sold were higher in the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004, primarily due to higher ALKERAN(R) costs as a result of higher sales volumes and higher royalties on THALOMID(R) net sales. Cost of goods sold as a percentage of net product sales decreased in the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004, primarily due to higher gross profit margins on ALKERAN(R) net sales.

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

Research and development expenses and related percentages for the three-month periods ended June 30, 2005 and 2004 were as follows:

-----------------------------------------------------------------
                                        Three-Month Period Ended
                                                June 30,
                                           2005         2004
-----------------------------------------------------------------
Research and development expenses        $ 49,028     $38,638
Increase from prior year                 $ 10,390         N/A
Percentage increase from prior year          26.9%        N/A
Percentage of total revenue                  33.6%       44.0%
=================================================================

Research and development expenses were higher in the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004, primarily due to higher clinical research and

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


development costs to support on-going clinical development and regulatory advancement of REVLIMID(R) Phase II and Phase III programs in myelodysplastic syndromes and pivotal Phase III SPA trials for multiple myeloma.

Research and development expenses in the three-month period ended June 30, 2005 consisted of approximately $25.8 million spent on human pharmaceutical clinical programs; $11.5 million spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $9.2 million spent on biopharmaceutical discovery and development programs; and $2.5 million spent on placental stem cell and biomaterials programs. These expenditures support multiple core programs, including THALOMID(R), REVLIMID(R), ACTIMID(R), CC-11006, PDE4/TNF-alpha inhibitors, other investigational compounds, such as kinase inhibitors, benzopyranones and ligase inhibitors and placental and cord blood derived stem cell programs. In the three-month period ended June 30, 2004, approximately $19.4 million was spent on human pharmaceutical clinical programs; $9.1 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $8.3 million was spent on biopharmaceutical discovery and development programs; and $1.8 million was spent on placental stem cell and biomaterials programs.

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

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


Selling, general and administrative expenses and related percentages for the three-month periods ended June 30, 2005 and 2004 were as follows:

---------------------------------------------------------------------------
                                                Three-Month Period Ended
                                                         June 30,
                                                  2005           2004
---------------------------------------------------------------------------
Selling, general and administrative expenses   $  41,367       $ 25,722
Increase from prior year                       $  15,645            N/A
Percentage increase from prior year                 60.8%           N/A
Percentage of total revenue                         28.4%          29.3%
===========================================================================

Selling, general and administrative expenses were higher in the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004, primarily due to an increase of approximately $5.8 million in marketing expenses related to market research, headcount and other pre- REVLIMID(R) launch expenses and an increase of approximately $8.0 million in general administrative and medical affair expenses largely the result of higher headcount-related expenses. Included in the three-month period ended June 30, 2005 was approximately $1.0 million of expenses related to accelerated depreciation of leasehold improvements at four New Jersey locations being consolidated into our new corporate headquarters.

INTEREST AND OTHER INCOME (EXPENSE), NET: Interest and other income (expense), net was $6.7 million of income for the three-month period ended June 30, 2005 and primarily reflects interest and realized gains on our cash and marketable securities portfolio. Interest and other income (expense) was $3.2 million of expense for the three-month period ended June 30, 2004 and includes a charge of approximately $9.8 million related to changes in the estimated value of our investment in EntreMed, Inc. warrants. Excluding this charge, adjusted interest and other income (expense) was $6.7 million of net other income for the three-month period ended June 30, 2004 and in-line with 2005.

EQUITY IN LOSSES OF AFFILIATED COMPANY: On March 31, 2005 the Company exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock (approximately 14.05% of the outstanding common shares). Since we also hold 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, we determined that we have significant influence over EntreMed and are applying the equity method of accounting to our common stock investment effective March 31, 2005. Under the equity method of accounting, we record our 14.05% share of EntreMed gains and losses, which for the three-month period ended June 30, 2005, was a loss of approximately $0.6 million.

INTEREST EXPENSE: Interest expense was approximately $2.4 million for each of the three-month periods ended June 30, 2005 and 2004 and primarily reflects three months of interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

INCOME TAX PROVISION (BENEFIT): The income tax provision for the three-month period ended June 30, 2005 was approximately $30.0 million and reflects the impact of certain expenses that are not currently deductible for tax purposes. The income tax provision for the three-month period ended June 30, 2004 was approximately $1.2 million.

At March 31, 2005, we determined it was more likely than not that the benefits of our deferred tax assets would be realized. This determination was based upon the external Independent Data Monitoring Committee's ("IMDC") analyses of two Phase III Special Protocol Assessment (SPA) multiple myeloma

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


trials and the conclusion that these trials exceeded the pre-specified stopping rule. The IDMC found a statistically significant improvement in time to disease progression -- the primary endpoint of these Phase III trials -- in patients receiving REVLIMID(R) plus dexamethasone compared to patients receiving dexamethasone alone. This, in concert with our nine consecutive quarters of profitability led to the conclusion that it was more likely than not that we will generate sufficient taxable income to realize the benefits of our deferred tax assets. As a result, we recognized an income tax benefit in the three-month period ended March 31, 2005 from elimination of the valuation allowance of approximately $42.6 million. The elimination of valuation allowances relating to certain historical acquisitions were first offset against goodwill and intangibles with the balance applied to reduce income tax expense. The elimination of valuation allowances relating to tax deductions that arose in connection with stock option exercises and marketable securities were offset against components of equity.

NET INCOME: Net income and per common share amounts for the three-month periods ended June 30, 2005 and 2004 were as follows:

------------------------------------------------------------------------
                                           Three-Month Period Ended
                                                    June 30,
                                           2005            2004
                                                        As Restated
------------------------------------------------------------------------
Net income                               $  10,845         $  2,595
Per common share amounts:
     Basic                               $    0.06         $   0.02
     Diluted                             $    0.06         $   0.02
Weighted average number of shares of
   common stock utilized to calculate
   per common share amounts:
     Basic                                 167,141          163,674
     Diluted                               176,011          176,854
========================================================================

Net income and per common share amounts were higher in the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004, primarily due to an increase in total revenues of approximately $57.9 million (driven primarily by an increase in THALOMID(R) net sales of $19.9 million and inclusion in the three-month period ended June 30, 2005 of a $20.0 milestone payment from Novartis for the NDA approval of Focalin(R)XR) offset by higher operating expenses of approximately $30.1 million (driven by REVLIMID(R) clinical and regulatory research and development costs and related prelaunch selling, general and administrative costs). Also contributing to the increase was the fact that included in the three-month period ended June 30, 2004 was a charge of approximately $9.8 million for the change in the estimated value of our investment in EntreMed warrants, which were exercised on March 31, 2005, and accordingly no amounts were recorded for changes in the estimated value of the warrants during the three-month period ended June 30, 2005.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


RESULTS OF OPERATIONS-
SIX-MONTH PERIOD ENDED JUNE 30, 2005 VS. SIX-MONTH PERIOD ENDED JUNE 30, 2004

TOTAL REVENUE: Total revenue and related percentages for the six-month periods ended June 30, 2005 and 2004 were as follows:

-----------------------------------------------------------------------
                             Six-Month Period Ended
                                    June 30,
                              2005            2004        % Change
-----------------------------------------------------------------------
Net product sales:
   THALOMID(R)              $  182,838     $  143,782       27.2%
   Focalin(R)                    2,803          2,194       27.8%
   ALKERAN(R)                   16,858          8,823       91.1%
   Other                           529            331       59.8%
                           -----------------------------
Total net product sales     $  203,028     $  155,130       30.9%
Collaborative agreements
   and other revenue            30,950          5,028      515.6%
Royalty revenue                 24,119         10,468      130.4%
                           -----------------------------
Total revenue               $  258,097     $  170,626       51.3%
=======================================================================

THALOMID(R) net sales were higher in the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004, primarily due to price increases implemented as we move towards a cost of therapy pricing structure as opposed to a price per milligram. The total number of prescriptions, which increased 2.2% from the prior year period, was offset by lower average daily doses. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns, Medicaid rebates and distributor chargebacks, which are recorded based on historical data. Included in the six-month period ended June 30, 2005 were sales of approximately $3.0 million from our U.K. subsidiary, Celgene U.K. Manufacturing II, Limited, or CUK II, which acquired Penn T Limited on October 21, 2004. We anticipate CUK II's sales to be higher in the second half of 2005 relative to the first half of 2005 as revenue begins to be recognized on sales of post acquisition inventory to Pharmion. Focalin(R) net sales were higher in the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004, due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales were higher in the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004, due to price increases implemented since the end of the second quarter of 2004 as well as the improvement of supply disruptions experienced in 2004, which led to inconsistent supplies of ALKERAN(R) IV and consequently inconsistent end-market buying patterns. Partially offsetting the increase in ALKERAN(R) sales were higher gross to net sales accruals (primarily distributor chargebacks) as we begin to have more historical data on which to base our accrual amounts.

Revenues from collaborative agreements and other sources for the six-month period ended June 30, 2005 included a $20.0 million milestone payment from Novartis for the NDA approval of Focalin(R)XR; approximately $7.1 million related to our sponsored research, license and other agreements with Pharmion Corporation; approximately $2.4 million from umbilical cord blood enrollment, collection and storage fees generated through our LifeBank(TM)USA business; approximately $0.8 million for licensing to EntreMed, Inc. rights to develop and commercialize our tubulin inhibitor compounds; $0.5 million related to the agreements providing manufacturers of isotretinoin, a non-exclusive license to our System for Thalidomide Education and Prescribing Safety, or S.T.E.P.S.(R), patent portfolio; and $0.1 million from

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


other miscellaneous research and development agreements. The six-month period ended June 30, 2004 included approximately $3.2 million related to our sponsored research, license and other agreements with Pharmion Corporation; approximately $1.7 million from umbilical cord blood enrollment, collection and storage fees generated through our LifeBank(TM)USA business; and approximately $0.1 million from other miscellaneous research and development agreements.

Royalty revenue for the six-month period ended June 30, 2005 included approximately $20.9 million and $2.6 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs and Focalin(R)XR, respectively, approximately $0.2 million of royalties received from Pharmion on their commercial sales of THALOMID(R), and approximately $0.4 million of miscellaneous other royalties. The six-month period ended June 30, 2004 included approximately $10.5 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs. The increase in Ritalin(R) royalty revenue was due to increases in the royalty rate on both Ritalin(R) and Ritalin(R) LA as well as an increase in Ritalin(R) LA sales by Novartis.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the six-month periods ended June 30, 2005 and 2004 were as follows:

---------------------------------------------------------------
                                     Six-Month Period Ended
                                            June 30,
                                       2005          2004
---------------------------------------------------------------
Cost of goods sold                   $ 30,800      $ 28,489
Increase from prior year             $  2,311           N/A
Percentage increase from prior year       8.1%          N/A
Percentage of net product sales          15.2%         18.4%
===============================================================

Cost of goods sold were higher in the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004, due to higher THALOMID(R) costs primarily as a result of higher royalties on net sales, partially offset by lower costs at our Stem Cell Therapies segment. Cost of goods sold as a percentage of net product sales decreased in the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004, primarily due to higher gross profit margins on ALKERAN(R) net sales.

RESEARCH AND DEVELOPMENT: Research and development expenses and related percentages for the six-month periods ended June 30, 2005 and 2004 were as follows:

---------------------------------------------------------------
                                      Six-Month Period Ended
                                             June 30,
                                        2005         2004
---------------------------------------------------------------
Research and development expenses      $89,065     $76,366
Increase from prior year               $12,699         N/A
Percentage increase from prior year        16.6%       N/A
Percentage of total revenue                34.5%      44.8%
===============================================================

Research and development expenses were higher in the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004, primarily due to higher clinical research and development costs to support on-going clinical development and regulatory advancement of REVLIMID(R) Phase II and Phase III programs in myelodysplastic syndromes and pivotal Phase III SPA trials for multiple myeloma, as well as higher toxicology, process chemistry and drug discovery costs to support

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


further development of early stage clinical and preclinical compounds such as ACTIMID(R), CC-11006, CC-10015 and PDE4.

Research and development expenses in the six-month period ended June 30, 2005 consisted of approximately $43.5 million spent on human pharmaceutical clinical programs; $22.3 million spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $18.1 million spent on biopharmaceutical discovery and development programs; and $5.2 million spent on placental stem cell and biomaterials programs. These expenditures support multiple core programs, including THALOMID(R), REVLIMID(R), ACTIMID(R), CC-11006, PDE4/TNF-alpha inhibitors, other investigational compounds, such as kinase inhibitors, benzopyranones and ligase inhibitors and placental and cord blood derived stem cell programs. In the six-month period ended June 30, 2004, approximately $40.1 million was spent on human pharmaceutical clinical programs; $16.2 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $16.7 million was spent on biopharmaceutical discovery and development programs; and $3.4 million was spent on placental stem cell and biomaterials programs.

As total revenue increases, research and development expense may continue to decrease as a percentage of total revenue, however the actual dollar amount may continue to increase as earlier stage compounds are moved through the preclinical and clinical stages. Due to the significant risk factors and uncertainties inherent in preclinical tests and clinical trials associated with each of our research and development projects, the cost to complete such projects can vary. The data obtained from these tests and trials may be susceptible to varying interpretation that could delay, limit or prevent a project's advancement through the various stages of clinical development, which would significantly impact the costs incurred to bring a project to completion.

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses and related percentages for the six-month periods ended June 30, 2005 and 2004 were as follows:

---------------------------------------------------------------------------
                                                 Six-Month Period Ended
                                                        June 30,
                                                  2005           2004
---------------------------------------------------------------------------
Selling, general and administrative expenses     $79,173       $51,658
Increase from prior year                         $27,515           N/A
Percentage increase from prior year                 53.3%          N/A
Percentage of total revenue                         30.7%         30.3%
===========================================================================

Selling, general and administrative expenses were higher in the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004, primarily due to an increase of approximately $14.4 million in general administrative and medical affair expenses largely the result of higher headcount-related expenses and an increase of approximately $10.0 million in marketing expenses related to market research, headcount and other pre-REVLIMID(R) launch expenses. Included in the six-month period ended June 30, 2005 was approximately $2.2 million of expenses related to accelerated depreciation of leasehold improvements at four New Jersey locations being consolidated into our new corporate headquarters.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


INTEREST AND OTHER INCOME (EXPENSE), NET: Interest and other income (expense), net for the six-month periods ended June 30, 2005 and 2004 included expense related to changes in the estimated value of our investment in EntreMed, Inc. warrants of approximately $6.9 million and $9.6 million, respectively, recorded prior to the March 31, 2005 exercise of warrants. Excluding these charges, adjusted interest and other income (expense), net was $12.4 million and $13.7 million for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease in the adjusted interest and other income (expense), net was primarily due to lower returns on our cash and marketable securities portfolio.

EQUITY IN LOSSES OF AFFILIATED COMPANY: On March 31, 2005 the Company exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock (approximately 14.05% of the outstanding common shares). Since we also hold 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, we determined that we have significant influence over EntreMed and are applying the equity method of accounting to our common stock investment effective March 31, 2005. Under the equity method of accounting, we have recorded equity losses of approximately $5.0 million for the six-months ended June 30, 2005, which includes a charge of $4.4 million at March 31, 2005 to write down the value of the investment ascribed to in-process research and approximately $0.6 million to record our 14.05% share of EntreMed losses.

INTEREST EXPENSE: Interest expense was approximately $4.8 million for each of the six-month periods ended June 30, 2005 and 2004 and primarily reflects six months of interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

INCOME TAX PROVISION (BENEFIT): The income tax benefit for the six-month period ended June 30, 2005 was approximately $4.2 million and reflects tax expense impacted by certain expenses that are not currently deductible for tax purposes offset by the benefit from elimination of valuation allowances totaling approximately $42.6 million as of March 31, 2005, which was based on the fact that we determined it was more likely than not that the benefits of our deferred tax assets would be realized. This determination was based upon the external Independent Data Monitoring Committee's ("IMDC") analyses of two Phase III Special Protocol Assessment (SPA) multiple myeloma trials and the conclusion that these trials exceeded the pre-specified stopping rule. The IDMC found a statistically significant improvement in time to disease progression -- the primary endpoint of these Phase III trials -- in patients receiving REVLIMID(R) plus dexamethasone compared to patients receiving dexamethasone alone. This, in concert with our nine consecutive quarters of profitability led to the conclusion that is was more likely than not that we will generate sufficient taxable income to realize the benefits of our deferred tax assets. The elimination of valuation allowances relating to certain historical acquisitions were first offset against goodwill and intangibles with the balance applied to reduce income tax expense. The elimination of valuation allowances relating to tax deductions that arose in connection with stock option exercises were offset against components of equity. Income tax provision for the six-month period ended June 30, 2004 was approximately $2.0 million.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


NET INCOME: Net income and per common share amounts for the six-month periods ended June 30, 2005 and 2004 were as follows:

------------------------------------------------------------------------
                                       Six-Month Period Ended
                                                June 30,
                                          2005             2004
                                                        As Restated
------------------------------------------------------------------------
Net income                              $ 59,059        $  11,509
Per common share amounts:
     Basic                              $   0.35        $    0.07
     Diluted                            $   0.32        $    0.07
Weighted average number of shares of
   common stock utilized to calculate
   per common share amounts:
     Basic                               166,381          163,312
     Diluted                             191,222          175,783
========================================================================

Net income and per common share amounts were higher in the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004, primarily due to an increase in total revenues of approximately $87.5 million (driven primarily by an increase in THALOMID(R) net sales of $39.1 million, an increase in ALKERAN(R) net sales of $8.0 million, an increase in royalty revenues received from Novartis related to the Ritalin(R) line of drugs and Focalin(R)XR of $13.1 million and inclusion in the six-month period ended June 30, 2005 of a $20.0 million milestone payment from Novartis for the NDA approval of Focalin(R)XR) offset by higher operating expenses of approximately $42.5 million (driven by REVLIMID(R) clinical and regulatory research and development costs and related prelaunch selling, general and administrative costs).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $26.4 million for the six-month period ended June 30, 2005 and was comparable with the $25.0 million net cash provided by operating activities in the year ago period. Net cash provided by operating activities for the six-month period ended June 30, 2005 reflects our record operating performance which included a 51.3% increase in total revenue and over a 300% increase in our operating income, offset by an increase in income taxes paid, an increase in current assets and liabilities, excluding the effects of acquisitions and increased investment of excess cash in marketable securities available for sale.

Net cash used in investing activities was approximately $128.0 million for the six-month period ended June 30, 2005 compared to $10.2 million in the year ago period. Included in the 2005 period activities were cash outflows of $9.1 million for capital expenditures, $8.4 million for working capital adjustments and acquisition costs related to the October 2004 acquisition of Penn T, $100.0 million for net purchases of marketable securities available for sale and $10.5 million for the exercise of warrants to purchase 7,000,000 shares of EntreMed common stock. Included in the 2004 activities were cash outflows of $4.7 million for capital expenditures and $7.0 million for an investment made in Royalty Pharma Strategic Partners, LP, which is classified in other assets on the consolidated balance sheet, offset by $1.5 million for net sales of marketable securities available for sale.

Net cash provided by financing activities was approximately $22.7 million for the six-month period ended June 30, 2005 compared to $7.9 million in the year ago period. Included in financing activities were

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


proceeds from the exercise of common stock and warrants of approximately $22.8 million and $7.9 million in the 2005 and 2004 periods, respectively.

We expect increased research and product development costs, clinical trial costs, expenses associated with the regulatory approval process and commercialization of products and capital investments. In addition, we expect commercial expenses, such as marketing and market research expenses, to increase leading up to and following a potential approval of REVLIMID(R) by the FDA. However, existing cash, cash equivalents and marketable securities available for sale, combined with expected net product sales and revenues from various research, collaboration and royalties agreements are expected to provide sufficient capital resources to fund our operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate primarily to our convertible note obligation, operating leases, ALKERAN(R) supply and distribution agreement, Penn Pharmaceutical Holding Limited technical services agreement, employment agreements and certain other contract commitments. The following table sets forth our contractual obligations as of June 30, 2005 by contractual due dates:


----------------------------------------------------------------------------------------------------------------
                                                       Contractual Due Dates
                                             Less Than        1-3           3-5        More Than
(IN MILLIONS $)                               1 Year         Years         Years        5 Years        Total
-----------------------------------------------------------------------------------------------------------------
Convertible notes obligation                  $      -      $  400.0     $      -      $     -        $ 400.0
Operating leases                                   3.4           6.5          5.3          5.1           20.3
ALKERAN(R) agreements                             18.1          20.0            -            -           38.1
Employment agreements                              2.0             -            -            -            2.0
Other contract commitments                         4.6           7.2          3.1            -           14.9
                                          -----------------------------------------------------------------------
Total                                       $     28.1      $  433.7     $    8.4      $   5.1        $ 475.3
=================================================================================================================


In 2003, we adopted a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with long-term performance based incentive opportunities contingent upon achievement of pre-established corporate performance objectives, and payable only if the officer or executive is employed at the end of the performance cycle. There are three active plans. The performance cycle is generally three years for the 2005, 2006 and 2007 Plans and ends on December 31st of each respective plan year.

Payouts may be in the range of 0% to 200% of the participant's salary for the 2005 and 2007 Plans and 0% to 150% of the participant's salary for the 2006 Plan. The maximum potential payout, assuming objectives are achieved at the 200% level for the 2005 and 2007 Plans and 150% level for the 2006 Plan are $6.1 million, $4.9 million and $7.1 million for the 2005 Plan, 2006 Plan and 2007 Plan, respectively, and are not reflected in the above table. Such awards are payable in cash or, at our discretion, we can elect to pay the same value in our common stock based upon the fair value of our common stock at the payout date. Upon a change in control, participants will be entitled to an immediate payment equal to their target awards, or, if greater, an award based on actual performance through the date of the change in control.

2005 FINANCIAL OUTLOOK

During the three-month period ended June 30, 2005, we did not change our fiscal year 2005 financial guidance. Although management believes that this guidance continues to reflect the current thinking of management, there can be no assurance that revenues or earnings will

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


develop in the manner projected or if the analysis on which these projections were based, were to be redone on the date hereof that there would be no change in the guidance. In the event that REVLIMID(R) receives FDA approval, or the establishment of a strategic REVLIMID(R) partnership, we anticipate updating the 2005 financial guidance to reflect REVLIMID(R) revenues and expenses, which currently are not included in our guidance.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one which is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K, as amended. Our critical accounting policies are disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of our 2004 Annual Report on Form 10-K, as amended. The only significant change as it pertains to such accounting policies relates to our investment in EntreMed, Inc.

On March 31, 2005 the Company exercised warrants to purchase 7,000,000 shares of EntreMed common stock (approximately 14.05% of the outstanding common shares) at an aggregate cost of $10.5 million. The fair value of the warrants at the time of exercise was estimated to be approximately $12.9 million. As a result, the total value ascribed to the Company's investment was $23.4 million. Since the Company also holds 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, the Company determined that it has significant influence over its investee and is applying the equity method of accounting to its common stock investment effective March 31, 2005. At March 31, 2005, the residual investment, after taking a charge of approximately $4.4 million to write down the portion of the investment ascribed to in-process research and development (the charge was included in equity in losses of affiliated company), exceeded the Company's proportionate share of the EntreMed net assets by approximately $13.4 million and consisted of goodwill and intangibles of approximately $12.6 million and $0.8 million, respectively. As prescribed under the equity method of accounting, the Company began recording its share of EntreMed gains and losses based on the Company's common stock ownership percentage during the three-month period ended June 30, 2005. The investment in EntreMed had a carrying value of approximately $18.3 million at June 30, 2005, which exceeds the estimated fair value of our common stock investment by approximately $2.1 million based on the closing share price of EntreMed common stock on June 30, 2005.

The investment will be reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. The Company evaluates information that it is aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. We do not use derivative instruments for trading purposes. At June 30, 2005, our market risk sensitive instruments consisted of marketable securities available-for-sale, other equity investments and unsecured convertible notes issued by the Company.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


MARKETABLE SECURITIES AVAILABLE FOR SALE: At June 30, 2005 our marketable securities available for sale consisted of U.S. government agency mortgage obligations, U.S. government agency bonds, corporate debt securities and 1,939,600 shares of Pharmion common stock. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended to be used to meet our ongoing liquidity needs. Unrealized gains and losses on available for sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest income and other income (expense), net.

As of June 30, 2005, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

 -------------------------------------------------------------------------------------------------------
                                             Fixed Rate Securities
                                                          Duration
                        ---------------------------------------------------------------
                             Less                                            Variable
                             Than            1-3        3-5          5-7       Rate
 (IN THOUSANDS $)           1 Year         Years      Years        Years    Securities         Total
 -------------------------------------------------------------------------------------------------------
 Principal amount          $311,312      $97,106     $92,230     $110,425      $20,513       $631,586
 Fair value                $311,997      $99,249     $92,635     $106,375      $14,669       $624,925
 Average Interest Rate          3.2%         4.2%        4.6%         5.4%         4.9%           4.0%
 =======================================================================================================

PHARMION COMMON STOCK At June 30, 2005, we held 1,939,600 shares of Pharmion Corporation common stock, which based on the closing share price of Pharmion common stock on June 30, 2005 had an estimated fair value of approximately $45.0 million, and which exceeded the cost by approximately $24.8 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion's common stock quoted market price will have a similar percentage increase or decrease in the fair value of the investment.

INVESTMENT IN AFFILIATED COMPANIES: At June 30, 2005, we held 7,000,000 shares of EntreMed, Inc. common stock (approximately 14.05% of the outstanding common shares) to which we are applying the equity method of accounting. The investment in EntreMed had a carrying value of approximately $18.3 million at June 30, 2005, which exceeds the estimated fair value of our common stock investment by approximately $2.1 million based on the closing share price of EntreMed common stock on June 30, 2005. Under the equity method, the investment will be reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. We evaluate information that we are aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. For more information on the EntreMed equity method investment see Note 10 of the Notes to Unauditied Consolidated Financial Statements and further discussions contained in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


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

At June 30, 2005, the fair value of our convertible notes exceeded the carrying value of $400.0 million by approximately $307.0 million, which we believe reflects the increase in the market price of our common stock to $40.70 per share as of June 30, 2005. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

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

Item 1.   Legal Proceedings                                            -   None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds  -   None

Item 3.   Defaults Upon Senior Securities                              -   None

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on June 15, 2005. At this meeting stockholders of the Company were asked to elect ten directors, approve an amendment to our 1998 Stock Incentive Plan to increase the number of shares of common stock that may be subject to awards from 25,000,000 to 31,000,000 and to decrease the number of shares that may be used for awards of restricted stock or performance-based awards denominated in shares of common stock from 1,700,000 to 750,000, approve an amendment to our 1995 Non-Employee Directors' Incentive Plan to increase the number of shares of common stock that may be subject to awards from 3,600,000 to 3,850,000 and to extend until June 30, 2015 the period under which options may be granted and to ratify the appointment of KPMG LLP as our independent certified public accountants for the fiscal year ending December 31, 2005. All ten nominated directors were elected, the amendments to our 1998 Stock Incentive Plan and our 1995 Non-Employee Directors' Incentive Plan were approved and the proposal regarding the appointment of KPMG LLP as auditors was approved. The election of directors and other proposals were approved by the following votes:

A. Election of Directors:

                                                   Number of Shares
                                                   ----------------
   Name                                      For                 Withheld
   ----                                      ---                  --------
   John W. Jackson                           145,088,614          1,764,794
   Sol J. Bare, Ph.D                         144,859,944          1,993,464
   Robert J. Hugin                           142,165,310          4,688,098
   Jack L. Bowman                            142,591,476          4,261,932
   Frank T. Cary                             144,327,036          2,526,372
   Michael D. Casey                          143,561,214          3,292,194
   Arthur Hull Hayes, Jr., M.D.              145,574,631          1,278,777
   Gilla Kaplan, Ph.D                        145,548,357          1,305,051
   Richard C.E. Morgan                       144,996,333          1,857,075
   Walter L. Robb, Ph.D                      144,984,887          1,868,521

B. Amendment to our 1998 Stock Incentive Plan:

                                            Number of Shares
                                            ----------------
                             For                  Against             Abstained
                             ---                  -------             ---------
                             101,299,649          9,576,330           301,573

C. Amendment to our 1995 Non-Employee Directors' Incentive Plan:

                                            Number of Shares
                                            ----------------
                             For                  Against             Abstained
                             ---                  -------             ---------
                             93,448,778           17,404,679          324,495

D. Appointment of KPMG LLP as auditors:

                                            Number of Shares
                                            ----------------
                             For                  Against             Abstained
                             ---                  -------             ---------
                             145,910,087          568,008             375,313

Item 5.   Other Information                                            -   None

Item 6.   Exhibits

          31.1 Certification by the Company's Chief Executive Officer dated August 9, 2005.

          31.2 Certification by the Company's Chief Financial Officer dated August 9, 2005.

          32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2005.

          32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CELGENE CORPORATION

  DATE  August 9, 2005                       By: /S/Robert J. Hugin
        ------------------------------------     -------------------------------
                                                  Robert J. Hugin
                                                  Senior Vice President
                                                  Chief Financial Officer

  DATE  August 9, 2005                       By: /s/James R. Swenson
        ------------------------------------     -------------------------------
                                                  James R. Swenson
                                                  Controller
                                                  (Chief Accounting Officer)