Form 10-Q
period 2005-09-30
CELGENE CORP /DE/
filed 2005-11-09
CIK 816284

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

          For the quarterly period ended September 30, 2005

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

Commission File Number 0-16132


                               CELGENE CORPORATION
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                                  22-2711928
----------------------------------------------------      ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

86 Morris Avenue, Summit, NJ                                       07901
----------------------------------------------------               -----
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

                                 Yes _X__ No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes ____ No _X__

At November 7, 2005, 169,609,031 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
PART I   FINANCIAL INFORMATION                                          --------


Item 1     Unaudited Consolidated Financial Statements

           Consolidated Statements of Operations -
           Three and Nine-Month Periods Ended September 30, 2005 and 2004      3

           Consolidated Balance Sheets -
           As of September 30, 2005 and December 31, 2004                      4

           Consolidated Statements of Cash Flows -
           Nine-Month Periods Ended September 30, 2005 and 2004                5

           Notes to Unaudited Consolidated Financial Statements                7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                20

Item 3     Quantitative and Qualitative Disclosures About
           Market Risk                                                        34

Item 4     Controls and Procedures                                            37


PART II  OTHER INFORMATION                                                    38

Item 1     Legal Proceedings                                                  38

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds        38

Item 3     Defaults Upon Senior Securities                                    38

Item 4     Submission of Matters to a Vote of Security Holders                38

Item 5     Other Information                                                  38

Item 6     Exhibits                                                           38

           Signatures                                                         39

PART I - FINANCIAL INFORMATION
ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                 Three-Month Period Ended      Nine-Month Period Ended
                                                       September 30,                 September 30,
                                                --------------------------    --------------------------
                                                    2005           2004           2005           2004
                                                -----------    -----------    -----------    -----------
                                                               As Restated                   As Restated
                                                               (See Note 2)                  (See Note 2)
Revenue:

  Net product sales                             $   113,900    $    83,803    $   316,928    $   238,933
  Collaborative agreements and other revenue          4,879         10,392         35,829         15,420
  Royalty revenue                                    10,727          7,273         34,846         17,741
                                                -----------    -----------    -----------    -----------
     Total revenue                                  129,506        101,468        387,603        272,094
                                                -----------    -----------    -----------    -----------

Expenses:

  Cost of goods sold                                 23,199         15,166         53,999         43,655
  Research and development                           49,348         40,154        138,413        116,520
  Selling, general and administrative                46,941         27,750        126,114         79,408
                                                -----------    -----------    -----------    -----------
     Total expenses                                 119,488         83,070        318,526        239,583
                                                -----------    -----------    -----------    -----------

Operating income                                     10,018         18,398         69,077         32,511

Other income and expense:
  Interest and other income, net                      6,979          4,972         12,517          9,101
  Equity in losses of affiliated company                980             --          5,975             --
  Interest expense                                    2,374          2,388          7,121          7,164
                                                -----------    -----------    -----------    -----------

Income before income taxes                           13,643         20,982         68,498         34,448

Income tax provision                                 12,975          1,974          8,770          3,931
                                                -----------    -----------    -----------    -----------
Net income                                      $       668    $    19,008    $    59,728    $    30,517
                                                ===========    ===========    ===========    ===========


Net income per common share:
    Basic                                       $      0.00    $      0.12    $      0.36    $      0.19
                                                ===========    ===========    ===========    ===========
    Diluted                                     $      0.00    $      0.11    $      0.33    $      0.17
                                                ===========    ===========    ===========    ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                   September 30,    December 31,
                                                       2005            2004
                                                   -------------    -----------
                                                    (Unaudited)
Assets

Current assets:
  Cash and cash equivalents                         $    62,305     $   135,227
  Marketable securities available for sale              683,685         613,310
  Accounts receivable, net of allowance of
    $3,068 and $2,208 at September 30, 2005
    and December 31, 2004, respectively                  61,571          46,074
  Inventory                                              31,689          24,404
  Deferred income taxes                                  81,075           4,082
  Other current assets                                   34,390          26,783
                                                    -----------     -----------
     Total current assets                               954,715         849,880

  Property, plant and equipment, net                     67,838          52,039
  Investment in affiliated company                       17,454              --
  Intangible assets, net                                 97,066         108,955
  Goodwill                                               34,633          41,258
  Deferred income taxes                                  24,059          14,613
  Other assets                                           17,690          40,548
                                                    -----------     -----------
     Total assets                                   $ 1,213,455     $ 1,107,293
                                                    ===========     ===========

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                  $    26,995     $    18,650
  Accrued expenses                                       74,799          68,534
  Income taxes payable                                   11,225          41,188
  Current portion of deferred revenue                     6,876           6,926
  Deferred income taxes                                      --           5,447
  Other current liabilities                              30,602             670
                                                    -----------     -----------
      Total current liabilities                         150,497         141,415

  Long-term convertible notes                           399,992         400,000
  Deferred revenue, net of current portion               61,101          73,992
  Other non-current liabilities                          18,633          14,442
                                                    -----------     -----------
      Total liabilities                                 630,223         629,849
                                                    -----------     -----------

Stockholders' equity:
  Preferred stock, $.01 par value per share,
    5,000,000 authorized; none outstanding at
    September 30, 2005 and December 31, 2004                 --              --
  Common stock, $.01 par value per share,
    275,000,000 shares authorized;
    issued 170,421,714 and 165,079,198 shares
    at September 30, 2005 and December 31,
    2004, respectively                                    1,704           1,651
  Common stock in treasury, at cost; 928,844
    and 10,564 shares at September 30, 2005
    and December 31, 2004, respectively                 (47,669)           (306)
  Additional paid-in capital                            798,365         641,907
  Accumulated deficit                                  (174,682)       (234,410)
  Accumulated other comprehensive income                  5,514          68,602
                                                    -----------     -----------
      Total stockholders' equity                        583,232         477,444
                                                    -----------     -----------
      Total liabilities and stockholders' equity    $ 1,213,455     $ 1,107,293
                                                    ===========     ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                    Nine-Month Period Ended
                                                                                         September 30,
                                                                                  -----------     -----------
                                                                                      2005            2004
                                                                                  -----------     -----------
                                                                                                  As Restated
                                                                                                  (See Note 2)
Cash flows from operating activities:

Net income                                                                        $    59,728     $    30,517
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization of long-term assets                                   9,771           6,260
    Provision for accounts receivable allowances                                          578             396
    Realized gain on marketable securities available for sale                            (341)         (1,599)
    Unrealized loss on value of EntreMed warrants                                       6,875          11,801
    Equity in losses of affiliated company                                              5,975              --
    Non-cash stock-based compensation expense                                              32             296
    Amortization of premium/discount on marketable
       securities available for sale, net                                               1,395           1,521
    Amortization of debt issuance cost                                                  1,832           1,832
    Loss on asset disposal                                                                218              --
    Shares issued for employee benefit plans                                            3,506           4,267
    Deferred income taxes                                                             (57,544)         (1,998)
    Other                                                                                 (35)             --

Change in current assets and liabilities, excluding the effect of acquisition:

   Increase in accounts receivable                                                    (16,219)         (9,377)
   Increase in inventory                                                               (7,438)        (11,869)
   (Increase) decrease in other operating assets                                      (10,796)            253
   Increase in accounts payable and accrued expenses                                   29,542          11,556
   Increase in income taxes payable                                                    31,293           2,047
   Increase (decrease) in deferred revenue                                             (3,749)            278
                                                                                  -----------     -----------
Net cash provided by operating activities                                              54,623          46,181
                                                                                  -----------     -----------

Cash flows from investing activities:

   Capital expenditures                                                               (22,637)         (6,702)
   Business acquisition                                                                (8,429)             --
   Proceeds from sales and maturities of marketable
      securities available for sale                                                   356,135         346,938
   Purchases of marketable securities available for sale                             (476,968)       (387,953)
   Purchase of investment securities                                                       --          (7,000)
   Purchase of intangible assets                                                         (122)             --
   Investment in affiliated company                                                   (10,500)             --
                                                                                  -----------     -----------
   Net cash used in investing activities                                             (162,521)        (54,717)
                                                                                  -----------     -----------

Cash flows from financing activities:

Net proceeds from exercise of common stock options and warrants                        37,921          10,687
Repayment of capital lease and note obligations                                            (6)            (32)
                                                                                  -----------     -----------
Net cash provided by financing activities                                              37,915          10,655
                                                                                  -----------     -----------

Effect of currency rate changes on cash and cash equivalents                           (2,939)             --

Net increase (decrease) in cash and cash equivalents                                  (72,922)          2,119
Cash and cash equivalents at beginning of period                                      135,227          60,328
                                                                                  -----------     -----------
Cash and cash equivalents at end of period                                        $    62,305     $    62,447
                                                                                  ===========     ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CELGENE CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                             (Dollars in thousands)


                                                      Nine-Month Period Ended
                                                           September 30,
                                                    -----------     -----------
                                                        2005            2004
                                                    -----------     -----------
                                                                    As Restated
                                                                    (See Note 2)
Supplemental schedule of non-cash investing
  and financing activity:
Change in net unrealized gain (loss) on
   marketable securities available for sale         $   (49,062)    $    77,595
                                                    ===========     ===========
Matured shares tendered for stock option
  exercises and employee tax withholdings           $   (47,363)    $        --
                                                    ===========     ===========
Conversion of convertible notes and accrued
  interest thereon                                  $         8     $        --
                                                    ===========     ===========

Supplemental disclosure of cash flow information:
  Interest paid                                     $     5,250     $     5,250
                                                    ===========     ===========
  Income taxes paid                                 $    36,168     $     2,190
                                                    ===========     ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is an integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases through regulation of cellular, genomic and proteomic targets.

The unaudited consolidated financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in complete consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior period's consolidated financial statements in order to conform to the current period's presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 2004, as amended.

Interim results may not be indicative of the results that may be expected for the year. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim statements.

The Company previously followed the common practice of classifying its investments in auction rate notes as cash and cash equivalents on the Consolidated Balance Sheet. It was determined that these instruments are not cash equivalents and, therefore, the Company has made a reclassification to its Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2004 in order to conform to the current year's presentation. The reclassification resulted in an increase of $115.6 million in proceeds from the sale of marketable securities and an increase of $115.0 million in purchases of marketable securities (both of which are included in investing activities) for the nine-month period ended September 30, 2004.


2.   RESTATEMENT OF FINANCIAL STATEMENTS

Following a review in December 2004 of the Company's accounting treatment for the convertible preferred shares and warrants the Company received in connection with the December 31, 2002 litigation settlement and related agreements with EntreMed, Inc. and the Children's Medical Center Corporation, or CMCC, it was determined that an adjustment to the Company's consolidated financial statements was required. The Company restated its financial statements for the years ended December 31, 2003 and 2002 in its Annual Report on Form 10-K for the year ended December 31, 2004, as amended. For more information on the restatement see Note 2 of the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as amended. The Company has now restated its Consolidated Statements of Operations and Cash Flows for the three- and nine-month periods ended September 30, 2004 and, as a result, interest and other income, net, income before income taxes and net income decreased approximately $2.2 million and $11.8 million in the three-and nine-month periods ended September 30, 2004, respectively. Diluted earnings per share decreased by $0.01 and $.07 in the three- and nine-month periods ended September 30, 2004, respectively. The restatement did not have any impact on previously reported total revenue or reported net cash provided by operating activities for these same periods.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


3.   NEW ACCOUNTING PRINCIPLES

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," or SFAS 123R, that addresses the accounting for share-based payment transactions in which employee services are received in exchange for either equity instruments of the company, liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, that was provided in Statement 123 as originally issued. Instead, under SFAS No. 123R, companies are required to record compensation expense for all share-based payment award transactions measured at fair value. The effective date for this statement has been delayed to the first quarter of 2006 for calendar year companies. The Company is currently evaluating the method of adoption and the impact of adopting this statement and has not determined if adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures in Note 9 to these unaudited consolidated financial statements.

Emerging Issues Task Force, or EITF, Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or EITF 03-1, was issued in February 2004. EITF 03-1 stipulates disclosure requirements for investments with unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF 03-1 are effective for fiscal years ended after December 15, 2003. The Company has complied with the disclosure provisions of EITF 03-1. In September 2004, the FASB staff issued two proposed FASB Staff Positions, or FSP: Proposed FSP EITF Issue 03-1-a, which provides guidance for the application of paragraph 16 of EITF 03-1 to debt securities that are impaired because of interest rate and/or sector spread increases, and Proposed FSP EITF Issue 03-1-b, which delays the effective date of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases. The Company is currently monitoring these developments to assess the potential impact on its financial position and results of operations.


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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The purchase price allocation resulted in the following amounts being allocated to the assets received and liabilities assumed based upon their respective fair values.

        ----------------------------------------------------------------

        Current assets                                    $      18,133
        Intangible assets                                        99,841
        Goodwill                                                 35,418
                                                          --------------
        Assets acquired                                         153,392
        ----------------------------------------------------------------

        Current liabilities                                       1,983
        Deferred taxes                                           33,144
                                                            ------------
        Liabilities assumed                                      35,127
        ----------------------------------------------------------------
        Net assets acquired                               $     118,265
        ================================================================

Prior to the acquisition, Celgene and Penn T were parties to a manufacturing agreement pursuant to which Penn T manufactured THALOMID(R) for Celgene. Through a third party manufacturing agreement entered into in connection with the acquisition, the Company is able to control manufacturing for THALOMID(R) worldwide and increase its participation in the potential growth of THALOMID(R) opportunities in key international markets. This acquisition was accounted for using the purchase method of accounting for business combinations.

The following unaudited pro forma information presents a summary of consolidated results of operations for the three- and nine-month periods ended September 30, 2004 as if the acquisition of Penn T had occurred on July 1, 2004 and January 1, 2004, respectively. The unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on the date indicated, nor are they necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

--------------------------------------------------------------------------------
                                        Three-Month              Nine-Month
                                        Period Ended            Period Ended
 Pro forma (UNAUDITED)               September 30, 2004      September 30, 2004
--------------------------------------------------------------------------------

 Total revenues                          $  104,993              $  284,313
 Net income                              $   19,511              $   33,340
 Net income per diluted share            $     0.11              $     0.19
================================================================================


5.   EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise. The potential common shares related to the June 2003 convertible note issuance were determined to be anti-dilutive for the three-month periods ended September 30, 2005 and 2004 and therefore excluded from the diluted earnings per share computation. The convertible note issuance was determined to be dilutive for the nine-month period ended September 2005 and anti-dilutive for the nine-month period ended September 30, 2004.

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 17,535,587 and 19,581,378 for the three-month periods ended September 30, 2005 and 2004, respectively, and 1,773,735 and 20,843,378 for the nine-month periods ended September 30, 2005 and 2004, respectively.

The following represents the reconciliation of the basic and diluted earnings per share computations for the three- and nine-month periods ended September 30, 2005 and 2004:

------------------------------------------------------------------------------------------------------------------
                                                          Three-Month Period Ended      Nine-Month Period Ended
                                                               September 30,                 September 30,
                                                            2005           2004          2005            2004
                                                                        As Restated                   As Restated
                                                                        (See Note 2)                  (See Note 2)
------------------------------------------------------------------------------------------------------------------
 Income available to common stockholders:
   Net income                                            $       668    $    19,008    $    59,728    $    30,517
   Interest expense on convertible debt, net of tax               --             --          4,179             --
                                                        ----------------------------------------------------------
   Net income available to common stockholders           $       668    $    19,008    $    63,907    $    30,517


 Weighted average number of common
     shares outstanding (IN THOUSANDS):
   Basic                                                     168,298        164,091        167,027        163,574
   Effect of dilutive securities:
     Options                                                  11,157         12,519         11,027         12,238
     Warrants                                                    178            210            174            207
     Convertible debt                                             --             --         16,512             --
     Restricted shares and other long-term incentives            229            244            262            254
------------------------------------------------------------------------------------------------------------------
   Diluted                                                   179,862        177,064        195,002        176,273

 Earnings per share:
     Basic                                               $      0.00    $      0.12    $      0.36    $      0.19

     Diluted                                             $      0.00    $      0.11    $      0.33    $      0.17
==================================================================================================================


6.   CONVERTIBLE DEBT

In June 2003, the Company issued an aggregate principal amount of $400 million of unsecured convertible notes in a private offering under Rule 144A. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually commencing December 1, 2003 and on June 1 and December 1 thereafter. Each $1,000 principal amount of convertible notes is convertible into 41.2796 shares of common stock as adjusted, or a conversion price of $24.225 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company's common stock of $16.15 per share, after adjusting prices for the two-for-one stock split effected on October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


agreement, the noteholders can convert the outstanding notes at any time into an aggregate of 16,511,510 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change" within the agreement. The Company has registered the notes and common stock issuable upon conversion of the notes with the Securities and Exchange Commission, and is required to use reasonable best efforts to keep the related registration statement effective for the defined period. During the quarter ended September 30, 2005, a note holder converted an immaterial amount of principal into common stock.


7.   MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at September 30, 2005 and December 31, 2004 were as follows:

-----------------------------------------------------------------------------------------------------
                                                             Gross          Gross         Estimated
                                            Amortized      Unrealized     Unrealized         Fair
September 30, 2005                             Cost           Gain           Loss           Value
-----------------------------------------------------------------------------------------------------
 Government agency mortgage obligations    $   137,881    $       481    $    (1,454)    $   136,908
 Government agency bonds and  notes                495             --            (13)            482
 Corporate debt securities                     226,998            519         (7,099)        220,418
 Auction rate notes                            283,575             --             --         283,575
 Marketable equity securities                   20,212         22,090             --          42,302
                                          ----------------------------------------------------------
 Total                                     $   669,161    $    23,090    $    (8,566)    $   683,685
=====================================================================================================
                                                             Gross          Gross         Estimated
                                            Amortized      Unrealized     Unrealized         Fair
December 31, 2004                              Cost           Gain           Loss           Value
-----------------------------------------------------------------------------------------------------

 Government agency mortgage obligations    $   166,959    $     1,107    $      (904)    $   167,162
 Government agency bonds and notes                 798             --             (7)            791
 Corporate debt securities                     147,864          2,723           (650)        149,937
 Auction rate notes                            213,550             --             --         213,550
 Marketable equity securities                   20,212         61,658             --          81,870
                                          ----------------------------------------------------------
 Total                                     $   549,383    $    65,488    $    (1,561)    $   613,310
=====================================================================================================

As of September 30, 2005, the duration of the Company's debt securities classified as marketable securities available for sale were as follows:

      --------------------------------------------------------------------
                                                Amortized        Fair
                                                   Cost          Value
      --------------------------------------------------------------------
       Duration of one year or less            $   346,068    $   346,159
       Duration of one through three years          86,298         85,477
       Duration of three through five years        173,544        170,731
       Duration of five through seven years         22,075         20,647
       Duration greater than seven years            20,964         18,369
                                               -----------    -----------
            Total                              $   648,949    $   641,383
      ====================================================================

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


8.   INVENTORY

Inventory at September 30, 2005 and December 31, 2004 consisted of the following:

      --------------------------------------------------------------------
                                               September 30,  December 31,
                                                   2005           2004
      --------------------------------------------------------------------

       Raw materials                           $     8,999    $     4,081
       Work in process                               1,956          4,356
       Finished goods                               20,734         15,967
                                               -----------    -----------
            Total                              $    31,689    $    24,404
      ====================================================================


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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                           September 30,
                                                        2005           2004
                                                                    As Restated
--------------------------------------------------------------------------------
 Net income as reported                              $       668    $    19,008
   Add: stock-based employee compensation expense
     included in reported income (2005 net of tax)            32             63
   Deduct: stock-based employee compensation
     expense determined under fair-value-based
     method (2005 net of tax)                             (6,407)        (7,702)
                                                     -----------    -----------
   Basic pro forma net income                        $    (5,707)   $    11,369
   Interest expense on convertible debt, net of tax           --             --
                                                     -----------    -----------
 Diluted, pro forma net income                       $    (5,707)   $    11,369


 Net income per common share:
   Basic, as reported                                $      0.00    $      0.12
   Basic, pro forma                                  $     (0.03)   $      0.07
   Diluted, as reported                              $      0.00    $      0.11
   Diluted, pro forma                                $     (0.03)   $      0.06
================================================================================

--------------------------------------------------------------------------------
                                                      Nine-Month Period Ended
                                                           September 30,
                                                        2005           2004
                                                                    As Restated
--------------------------------------------------------------------------------

 Net income as reported                              $    59,728    $    30,517
   Add: stock-based employee compensation expense
     included in reported income (2005 net of tax)            19            187
   Deduct: stock-based employee compensation
     expense determined under fair-value-based
     method (2005 net of tax)(1)                           1,834        (22,218)
                                                     -----------    -----------

   Basic pro forma net income                        $    61,581    $     8,486
   Interest expense on convertible debt, net of tax        4,179             --
                                                     -----------    -----------
 Diluted, pro forma net income                       $    65,760    $     8,486


 Net income per common share:
   Basic, as reported                                $      0.36    $      0.19
   Basic, pro forma                                  $      0.37    $      0.05
   Diluted, as reported                              $      0.33    $      0.17
   Diluted, pro forma                                $      0.34    $      0.05
================================================================================

(1) Includes benefit attributable to recognizing deferred tax assets during the three-month period ended March 31, 2005.

The pro forma effects on net income applicable to common stockholders and net income per common share for the three- and nine-month periods ended September 30, 2005 and 2004 may not be representative of the pro forma effects in future years.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The weighted-average fair value per share was $14.23 and $10.05 for stock options granted in the nine-month periods ended September 30, 2005 and 2004, respectively. The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

--------------------------------------------------------------------------------
                                              Three-Month         Nine-Month
                                             Period Ended        Period Ended
                                             September 30,       September 30,
                                            2005      2004      2005      2004
--------------------------------------------------------------------------------

 Risk-free interest rate                    4.09%     2.89%     4.03%     2.88%
 Expected stock price volatility              41%       48%       41%       50%
 Expected term until exercise (years)        3.5       3.6       4.0       3.5
 Expected dividend yield                       0%        0%        0%        0%
================================================================================

Restricted Stock Awards: During 2001, the Company issued to certain employees an aggregate of 105,000 restricted stock awards of which 90,000 are still outstanding. Such restricted stock awards will vest on September 19, 2006, unless certain conditions that would trigger accelerated vesting are otherwise met prior to such date. The fair value of the outstanding restricted stock awards at the grant date was $1.2 million, which is being amortized as compensation expense over the contractual vesting period and classified in selling, general and administrative expenses. Compensation expense relating to these restricted stock awards was approximately $0.1 million for the three-month periods ended September 30, 2005 and 2004. The nine-month period ended September 30, 2005 was favorably impacted by a $0.1 million credit due to cancellation of a 15,000 restricted stock award for a terminated employee resulting in zero expense for the period. The expense for the nine-month period ended September 30, 2004 was approximately $0.2 million.

Stock Option Exercises: During the three-month period ended September 30, 2005 certain employees exercised certain stock options containing a reload feature and pursuant to our stock option plan paid the exercise price and their withholding taxes by using 915,527 mature shares based on the current market value on the date of exercise. Such tendered shares are reflected as treasury stock at September 30, 2005.


10.  INVESTMENT IN AFFILIATED COMPANY

On March 31, 2005, the Company exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock at an aggregate cost of $10.5 million. The fair value of the warrants at the time of exercise was estimated to be approximately $12.9 million. As a result, the total value ascribed to the Company's investment was $23.4 million. Since the Company also holds 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, the Company determined that it has significant influence over its investee and is applying the equity method of accounting to its common stock investment effective March 31, 2005. At March 31, 2005, the residual investment, after taking a charge of approximately $4.4 million to write down the portion of the investment ascribed to in-process research and development (the charge was included in equity losses of affiliated company for the nine-month period ended September 30, 2005), exceeded the Company's proportionate share of the EntreMed net assets by approximately $13.4 million and consisted of goodwill and intangibles of approximately $12.6 million and $0.8 million, respectively. As prescribed under the equity method of accounting, the Company began recording its share of EntreMed gains and losses based on the Company's common stock ownership percentage during the three-month period ended June 30, 2005. The investment in EntreMed had a carrying value of approximately $17.5 million at September 30, 2005, which exceeds estimated fair value of the Company's common stock investment by approximately $0.7 million based on the closing share price of EntreMed common stock on September 30, 2005. A summary of the unaudited financial statements for EntreMed as of September 30, 2005 follows:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


                                                                   September 30,
                                                                       2005
--------------------------------------------------------------------------------

 Current assets                                                     $    35,320
 Noncurrent assets                                                          954
                                                                    -----------
 Total assets                                                       $    36,274
--------------------------------------------------------------------------------

 Current liabilities                                                $     4,362
 Noncurrent liabilities                                                     247
 Minority interest                                                           17
 Total equity                                                            31,648
                                                                    -----------
 Total liabilities and equity                                       $    36,274
--------------------------------------------------------------------------------
 Interest in EntreMed equity (1)                                    $     4,387
 Excess of investment over share of EntreMed equity                      13,067
                                                                    -----------
 Total investment                                                   $    17,454
================================================================================

                                               Three-Month     Six-Month Period
                                              Period Ended   March 31, 2005 thru
                                              September 30,     September 30,
                                                  2005              2005
--------------------------------------------------------------------------------

 Total revenues                                $     1,250       $     1,829
 Operating loss                                      4,666             9,238
 Net loss                                            4,380             8,680
----------------------------------------------------------       -----------
 Celgene share of EntreMed, Inc. losses (1)    $       651       $     1,255
 Amortization of intangibles                           125               161
 Write off of in-process research
   and development                                      28             4,383
 Elimination of inter-company transaction              176               176
                                               -----------       -----------
 Equity in losses of affiliated company        $       980       $     5,975
================================================================================

(1) The Company records its estimated share of EntreMed losses in the current period and subsequently adjusts to actual results, which is currently 14.0%.

Financial results of the EntreMed equity method investment are included in the human pharmaceuticals segment. Based on the closing share price of EntreMed common stock on September 30, 2005, the estimated fair value of the Company's common stock investment in EntreMed was approximately $16.7 million as of September 30, 2005. The investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that the Company considers in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. The Company evaluates information that it is aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. After reviewing these factors, the Company has determined that its excess investment over share of EntreMed equity is temporary and that as of September 30, 2005, no adjustment to its investment is required.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


11.  GOODWILL AND INTANGIBLE ASSETS

At September 30, 2005, the Company's recorded intangible assets primarily related to the October 21, 2004 acquisition of Penn T and are being amortized over their estimated useful lives. Intangible asset balances related to the acquisition of Anthrogenesis Corp. were eliminated during the first quarter of 2005 as prescribed by SFAS 109 "Accounting for Income Taxes" due to reversal of the valuation allowance for deferred tax assets recorded at time of acquisition. At September 30, 2005 and December 31, 2004, the gross carrying value and accumulated amortization by major intangible asset class were as follows:

--------------------------------------------------------------------------------
                            Gross                     Cumulative     Intangible
                          Carrying     Accumulated   Translation       Assets,
  September 30, 2005        Value     Amortization    Adjustment         Net
--------------------------------------------------------------------------------

 Supplier agreements     $   99,841    $     (654)    $   (2,243)    $   96,944
 Technology                     122            --             --            122
                        -------------------------------------------------------
   Total                 $   99,963    $     (654)    $   (2,243)    $   97,066
================================================================================

--------------------------------------------------------------------------------
                            Gross                     Cumulative     Intangible
                          Carrying     Accumulated   Translation       Assets,
  December 31, 2004         Value     Amortization    Adjustment         Net
--------------------------------------------------------------------------------

 Supplier agreements     $   99,841    $      (75)    $    6,802     $  106,568
 Supplier relationships         710          (284)            --            426
 Customer lists               1,700          (227)            --          1,473
 Technology                     609          (121)            --            488
                        -------------------------------------------------------
   Total                 $  102,860    $     (707)    $    6,802     $  108,955
================================================================================

Amortization of acquired intangible assets was approximately $0.2 million and $0.1 million for the three-month periods ended September 30, 2005 and 2004, respectively, and approximately $0.6 million and $0.2 million for the nine-month periods ended September 30, 2005 and 2004, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $2.7 million for 2005, $8.3 million for 2006 and $8.0 million for each of the years 2007 through 2009.

At September 30, 2005, the Company's recorded goodwill related to the acquisition of Penn T on October 21, 2004 and has been allocated to the Company's human pharmaceuticals segment. Goodwill related to the acquisition of Anthrogenesis Corp. was eliminated during the first quarter of 2005 as prescribed by SFAS 109, "Accounting for Income Taxes," due to reversal of the valuation allowance for deferred tax assets recorded at time of acquisition. The changes in the carrying value of goodwill are summarized as follows:

--------------------------------------------------------------------------------
                                       Human         Stem Cell
                                  Pharmaceuticals     Therapy          Total
--------------------------------------------------------------------------------

 Balance, December 31, 2004         $    38,252     $     3,006     $    41,258
 Anthrogenesis elimination                   --          (3,006)         (3,006)
 Purchase accounting adjustments           (347)             --            (347)
 Foreign currency translation            (3,272)             --          (3,272)
                                   ---------------------------------------------
 Balance, September 30, 2005        $    34,633     $        --     $    34,633
================================================================================

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but rather is reviewed at least annually for impairment.


12.  COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, consists of net income (losses), changes in currency translation adjustments and the change in net unrealized gains (losses) on marketable securities classified as available for sale. A summary of comprehensive income for the three- and nine-month periods ended September 30, 2005 and 2004 follows:

-------------------------------------------------------------------------------------------------------------
                                                  Three-Month Period Ended        Nine-Month Period Ended
                                                       September 30,                   September 30,
                                                    2005            2004            2005            2004
                                                                 As Restated                     As Restated
                                                                 (See Note 2)                    (See Note 2)
-------------------------------------------------------------------------------------------------------------
 Net income                                      $       668     $    19,008     $    59,728     $    30,517
                                                -------------------------------------------------------------

 Other comprehensive income (loss):
  Unrealized gains (losses) on marketable
    securities available for sale, before tax         (6,674)         40,830         (49,062)         77,595
  Less: reclassification adjustment for (gains)
    losses included in net income                         82            (765)           (341)         (1,599)
                                                -------------------------------------------------------------
  Net unrealized gains (losses) on
    marketable securities available for sale          (6,592)         40,065         (49,403)         75,996
  Tax effect on unrealized losses                      2,703              --           8,821              --
                                                -------------------------------------------------------------
  Unrealized gains (losses) on marketable
     securities available for sale, net of tax        (3,889)         40,065         (40,582)         75,996
  Deferred income tax (see note 13)                       --              --         (14,775)             --
  Currency translation adjustments                    (1,677)             --          (7,731)             --
                                                -------------------------------------------------------------
 Total other comprehensive income (loss)              (5,566)         40,065         (63,088)         75,996
                                                -------------------------------------------------------------

 Comprehensive income                            $    (4,898)    $    59,073     $    (3,360)    $   106,513
=============================================================================================================

The unrealized loss on marketable securities available for sale for the three- and nine-month periods ended September 30, 2005 included a decrease in fair value related to the shares of Pharmion common stock of $2.7 million and $39.6 million, respectively. The unrealized gain on marketable securities available for sale for the three- and nine-month periods ended September 30, 2004 included an increase in fair value related to shares of Pharmion common stock of $36.4 million and $80.1 million, respectively.


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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment.

At March 31, 2005, the Company determined it was more likely than not that the benefits of its deferred tax assets would be realized based on favorable clinical data related to REVLIMID(R) (Lenalidomide) during the quarter in concert with the Company's nine consecutive quarters of profitability. This led to the conclusion that it was more likely than not that the Company will generate sufficient taxable income to realize the benefits of its deferred tax assets. The income tax benefit from elimination of the valuation allowances totaled $42.6 million. The elimination of valuation allowances of approximately $3.0 million and $2.3 million related to certain deferred tax affects of historical acquisitions has been offset first to reduce related goodwill and intangibles, respectively, with the balance to reduce income tax expense. The elimination of valuation allowances of approximately $30.2 million related to tax deductions that arose in connection with stock option exercises has been offset against components of equity. The effect of elimination of the valuation allowances of approximately $14.8 million related to certain deferred tax affects of unrealized gains and losses on marketable securities available for sale has been offset against accumulated other comprehensive income. Deferred tax account balances at September 30, 2005 included deferred current and non-current assets of $90.1 million and $58.5 million, respectively, and deferred current and non-current liabilities of $9.0 million and $34.4 million, respectively. Deferred tax asset and liability balances have been presented net on the accompanying balance sheet.


14.  SEGMENTS

The Company operates in two business segments - Human Pharmaceuticals and Stem Cell Therapies. Revenues and income before taxes by segment for the three- and nine-month periods ended September 30, 2005 and 2004 were as follows:

-------------------------------------------------------------------------------------------------------------
                                                 Three-Month Period Ended        Nine-Month Period Ended
                                                       September 30,                   September 30,
                                                   2005            2004            2005            2004
                                                                As Restated                     As Restated
                                                                (See Note 2)                    (See Note 2)
-------------------------------------------------------------------------------------------------------------
Revenues:
Human Pharmaceuticals                           $   127,924     $   100,100     $   383,151     $   268,682
Stem Cell Therapies                                   1,582           1,368           4,452           3,412
                                                -----------     -----------     -----------     -----------
  Total                                         $   129,506     $   101,468     $   387,603     $   272,094
                                                -----------     -----------     -----------     -----------

Income (loss) before income taxes:
Human Pharmaceuticals                           $    20,336     $    24,491     $    88,260     $    45,884
Stem Cell Therapies                                  (6,693)         (3,509)        (19,762)        (11,436)
                                                -----------     -----------     -----------     -----------
  Total                                         $    13,643     $    20,982     $    68,498     $    34,448
=============================================================================================================

Expenses incurred at the consolidated level are included in the results of the human pharmaceuticals segment.

Total assets by segment as of September 30, 2005 and December 31, 2004 were as follows:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


--------------------------------------------------------------------------------
                                                    September 30,   December 31,
                                                        2005           2004
--------------------------------------------------------------------------------

 Human Pharmaceuticals                               $   439,731    $   334,932
 Stem Cell Therapies                                      27,734         23,824
 Unallocated                                             745,990        748,537
                                                    ---------------------------
      Total                                          $ 1,213,455    $ 1,107,293
================================================================================

Unallocated corporate assets consist of cash and cash equivalents and available-for-sale marketable securities.


15.  AGREEMENTS

In connection with the Company's acquisition of Penn T, the Company entered into a Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited pursuant to which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. The total cost to be incurred over the five-year minimum agreement period is approximately $11.0 million. At September 30, 2005, the remaining cost to be incurred was approximately $8.5 million.

Following the Penn T acquisition, in December 2004 the Company amended the product supply agreement between Penn T and Pharmion. Under the amended agreement, Pharmion paid the Company a one-time payment of $77.0 million in return for a reduction in their total product supply purchase price from 28.0 % of Pharmion's thalidomide net sales, for cost of goods, to 15.5 % of net sales. Pharmion will pay the Company an additional $8.0 million over the next three years to extend the two companies' existing thalidomide research and development efforts. Pharmion also made a one-time payment of $3.0 million for granting Pharmion license rights to develop and market thalidomide in three additional Asian territories (Hong Kong, Korea and Taiwan), as well as for eliminating termination rights held by Celgene tied to the regulatory approval of thalidomide in the United Kingdom by November 2006. Amounts under the agreement are recorded as deferred revenue and will be recognized on a straight-line basis over 13 years.

In March 2003, the Company entered into a three-year supply and distribution agreement with GlaxoSmithKline ("GSK") to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the U.S. Food and Drug Administration for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, the Company purchases ALKERAN(R) tablets and ALKERAN(R) for infusion from GSK and distributes the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year for an initial three-year term under a take-or-pay arrangement aggregating $56.6 million over such period and is automatically extended by successive one year periods, unless at least one-year prior to the renewal date, either party advises the other party that it elects not to extend the agreement. At September 30, 2005, the remaining minimum purchase requirements under the agreement totaled $35.1 million, consisting of $15.1 million from the initial agreement and $20.0 million from a 12-month extension effective to March 2007.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY BACKGROUND

We are a multi-national integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Over the last several years, we have experienced rapid growth led by sales of THALOMID(R) (thalidomide), our lead product, which is currently marketed for the treatment of erythema nodosum leprosum, or ENL but more widely used off-label for treating multiple myeloma and other cancers. The sales growth of THALOMID(R) has enabled us to make substantial investments in research and development, which has resulted in a broad portfolio of drug candidates in our product pipeline, including a pipeline of IMiDs(R) which are a group of compounds proprietary to Celgene and having certain immunomodulatory properties. We have filed a New Drug Application, or NDA, with the FDA seeking approval to market REVLIMID(R) (Lenalidomide), our most clinically advanced IMID(R) drug for the treatment of patients with transfusion-dependent anemia due to low-or intermediate-1- risk myelodyplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities.

Given REVLIMID(R)'s large sales potential and the leverage we can achieve from marketing REVLIMID(R) through our established U.S. sales force, we anticipate that, if approved, the launch of REVLIMID(R), which could occur in late 2005 or early 2006, may result in increased revenue and earnings. Moreover, we believe that the sales growth of THALOMID(R), the growth potential for REVLIMID(R), the depth of our product pipeline, and our strong balance sheet positions us favorably within the biopharmaceutical industry.

FACTORS AFFECTING FUTURE RESULTS

Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products, the timing and market acceptance of new products launched by us or competing companies, the timing of research and development milestones, challenges to our intellectual property and our ability to control costs (see also the Risk Factors discussion in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2004, as amended). We believe some of the more salient factors affecting future results are, in the near term, continued market demand of THALOMID(R), including the impact of competition on THALOMID(R) sales, and delays in the introduction of REVLIMID(R) and, in the longer term, failure to commercialize our early-stage drug candidates.

THALOMID(R) MARKET DEMAND: THALOMID(R) is a widely prescribed therapy for treating multiple myeloma across all stages of disease, driven by clinical data reported at numerous international medical meetings, multiple peer-reviewed medical journal publications, as well as recommendations highlighted in the National Comprehensive Cancer Network, or NCCN, guidelines. While we believe that THALOMID(R) will continue to be used as a treatment in multiple myeloma and that competing products will not eliminate its use, competition as well as changes in dosing regimens could reduce THALOMID(R) sales in multiple myeloma. In addition, generic competition could reduce THALOMID(R) sales. However, we own intellectual property which includes, for example, numerous U.S. patents covering restrictive drug distribution systems for more safely delivering drugs, including our S.T.E.P.S.(R) distribution program for the safer delivery of Thalidomide, ("System for Thalidomide Education and Prescribing Safety", which

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


all patients receiving thalidomide in the United States must follow and which are listed in the FDA Approved Drug Products with Therapeutic Equivalence Evaluation, or Orange Book. These patents do not expire until the years 2018-2020. We also have exclusive rights to several issued patents covering the use of THALOMID(R) in oncology and other therapeutic areas. Even if generic competition were able to enter the market, it is unlikely such products could do so before 2008 based on a number of factors. Such factors include the time needed to commercialize such a product and the fact that challenges to THALOMID(R) will require a generic competitor to make a patent certification of non-infringement and/or invalidity of our patents listed in the Orange Book pursuant to the U.S. Food, Drug and Cosmetic Act, which would then, in turn, entitle us to up to a 30-month stay of market approval of that generic equivalent. By that time, we plan to have at least partially replaced THALOMID(R) sales with REVLIMID(R) sales. On October 22, 2004, we received an approvable letter from the FDA relating to our THALOMID(R) multiple myeloma supplemental new drug application, or sNDA. The FDA letter stated that sufficient support for an accelerated approval could be provided by the results of the completed Eastern Cooperative Oncology Group, or ECOG, study comparing thalidomide plus dexamethasone to dexamethasone alone in previously untreated multiple myeloma patients. We completed and submitted our responses to the FDA approvable letter during the second quarter of 2005. Review of the data by the FDA may result in an accelerated approval of THALOMID(R) as a treatment for multiple myeloma in the fourth quarter of 2005.

DELAY IN THE INTRODUCTION OF REVLIMID(R): While we believe that we have made significant progress toward obtaining regulatory approval of REVLIMID(R), a delay in its introduction or failure to demonstrate efficacy or an acceptable safety profile could adversely affect our business, consolidated financial condition and results of operations. Moreover, other factors such as the availability of FDA-approved competing products could impact the market's acceptance of REVLIMID(R). The FDA is currently reviewing our NDA in MDS. The NDA is based on Phase II open label data and, while the FDA does not often grant approvals based on such data alone, it should be noted that on September 14, 2005, the FDA's Oncologic Drugs Advisory Committee, or ODAC, recommended approval of the REVLIMID(R) NDA, by a vote of 10 to 5. The current Prescription Drug User Fee Act, or PDUFA, date has been extended to January 7, 2006. Other efforts directed towards gaining regulatory approval of REVLIMID(R) include: our submission to the European Medicines Agency, or EMEA, subsequent acceptance for review of our Marketing Authorization Application, or MAA, on October 26, 2005, seeking authorization to market REVLIMID(R) as a treatment for the same indication as the U.S. NDA; and, plans to submit a supplemental New Drug Application, or sNDA, in the fourth quarter of 2005, which based on Phase III Special Protocol Assessment (SPA) trials data, will seek approval to market REVLIMID(R) as a treatment in multiple myeloma.

FAILURE TO COMMERCIALIZE EARLY-STAGE DRUG CANDIDATES: Our long-term success and sustainability depends on our ability to advance our earlier-stage drug candidates through development and to realize the commercial potential of our broad product pipeline.

ACQUISITION

On October 21, 2004, we acquired all of the outstanding shares of Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R), from a consortium of private investors for a US dollar equivalency of approximately $118.3 million in cash, net of cash acquired and including working capital adjustments and transaction costs. For more information see Note 4 of the Notes to the Unaudited Consolidated Financial Statements.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


RESULTS OF OPERATIONS-

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 VS. THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

TOTAL REVENUE: Total revenue and related percentages for the three-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                     Three-Month Period Ended
                                          September 30,
                                       2005           2004         % Change
--------------------------------------------------------------------------------

 Net product sales:
    THALOMID(R)                     $    99,134    $    78,716           25.9%
    Focalin(TM)                             326          1,504          (78.3%)
    ALKERAN(R)                           13,945          3,202          335.5%
    Other                                   495            381           29.9%
                                   ----------------------------
 Total net product sales                113,900         83,803           35.9%
 Collaborative agreements
    and other revenue                     4,879         10,392          (53.1%)
 Royalty revenue                         10,727          7,273           47.5%
                                   ----------------------------
 Total revenue                      $   129,506    $   101,468           27.6%
================================================================================

THALOMID(R) net sales were higher in the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004, primarily due to price increases implemented as we move towards a cost of therapy pricing structure as opposed to a price per milligram basis. Sales volumes decreased due to lower average daily doses and a slight decrease in the total number of prescriptions. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns, Medicaid rebates and distributor chargebacks, which are recorded based on historical data. Included in the three-month period ended September 30, 2005 were sales of approximately $2.8 million from our U.K. subsidiary, Celgene U.K. Manufacturing II, Limited, or CUK II, which was formerly known as Penn T Limited and was acquired through an indirect wholly-owned subsidiary on October 21, 2004. Focalin(TM) net sales were lower in the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004, due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales were higher in the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004, due to price increases implemented since the end of the third quarter of 2004 and an increase in sales volumes. ALKERAN(R) use in combination therapies for the treatment of hematological diseases continues to grow driven by clinical data reported at major medical conferences around the world. Also contributing to the increase in ALKERAN(R) sales volumes was the resolution of supply disruptions experienced in 2004, which resolution led to more consistent supplies of ALKERAN(R) IV and consequently more consistent end-market buying patterns.

Revenues from collaborative agreements and other sources for the three-month period ended September 30, 2005 included approximately $3.5 million related to our sponsored research, license and other agreements with Pharmion Corporation and approximately $1.4 million from umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USA(SM) business. The three-month period ended September 30, 2004 included a $7.5 million milestone payment from Novartis for the NDA submission of Focalin XR(TM); approximately $1.8 million related to our sponsored research, license and other agreements with Pharmion Corporation; approximately $0.9 million from umbilical cord blood

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


enrollment, collection and storage fees generated through our LifeBank USA(SM) business; and approximately $0.1 million from other miscellaneous research and development agreements.

Royalty revenue for the three-month period ended September 30, 2005 included approximately $10.4 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs and Focalin XR(TM); approximately $0.1 million of royalties received from Pharmion on their commercial sales of THALOMID(R); and approximately $0.2 million of miscellaneous other royalties. The three-month period ended September 30, 2004 included approximately $7.3 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs. The increase in Ritalin(R) royalty revenue was due to increases in the royalty rate on both Ritalin(R) and Ritalin(R) LA as well as an increase in Ritalin(R) LA sales by Novartis.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the three-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                           September 30,
                                                        2005           2004
--------------------------------------------------------------------------------

 Cost of goods sold                                  $    23,199    $    15,166
 Increase from prior year                            $     8,033            N/A
 Percentage increase from prior year                        53.0%           N/A
 Percentage of net product sales                            20.4%          18.1%
================================================================================

Cost of goods sold were higher in the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004, primarily due to higher ALKERAN(R) costs as a result of higher sales volumes and higher royalties on THALOMID(R) net sales. Cost of goods sold as a percentage of net product sales increased in the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004, primarily due to sales mix (i.e., higher ALKERAN sales, which has a significantly higher cost structure than THALOMID).

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

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


Research and development expenses and related percentages for the three-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                           September 30,
                                                        2005           2004
--------------------------------------------------------------------------------

 Research and development expenses                   $    49,348    $    40,154
 Increase from prior year                            $     9,194            N/A
 Percentage increase from prior year                        22.9%           N/A
 Percentage of total revenue                                38.1%          39.6%
================================================================================

Research and development expenses were higher in the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004, primarily due to higher clinical research and development, quality and regulatory affair costs to support on-going clinical development and regulatory advancement of REVLIMID(R) Phase II and Phase III programs in myelodysplastic syndromes and pivotal Phase III SPA trials for multiple myeloma as well as higher drug discovery costs. Research and development expenses are expected to increase in the fourth quarter of 2005 in support of our ongoing global regulatory filings, late stage clinical trials, clinical progress in multiple proprietary development programs and related clinical manufacturing costs.

Research and development expenses in the three-month period ended September 30, 2005 consisted of approximately $23.6 million spent on human pharmaceutical clinical programs; $13.7 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $9.4 million spent on biopharmaceutical discovery and development programs; and $2.6 million spent on placental stem cell and biomaterials programs. These expenditures support multiple core programs, including THALOMID(R), REVLIMID(R), ACTIMID(TM), CC-11006, TNF-alpha/PDE4 inhibitors, other investigational compounds, such as kinase inhibitors, benzopyranones and ligase inhibitors and placental and cord blood derived stem cell programs. In the three-month period ended September 30, 2004, approximately $19.6 million was spent on human pharmaceutical clinical programs; $9.2 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $8.7 million was spent on biopharmaceutical discovery and development programs; and $2.6 million was spent on placental stem cell and biomaterials programs.

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

Selling, general and administrative expenses and related percentages for the three-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                           September 30,
                                                        2005           2004
--------------------------------------------------------------------------------

 Selling, general and administrative expenses        $    46,941    $    27,750
 Increase from prior year                            $    19,191            N/A
 Percentage increase from prior year                        69.2%           N/A
 Percentage of total revenue                                36.2%          27.3%
================================================================================

Selling, general and administrative expenses were higher in the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004, primarily due to an increase of approximately $10.3 million in marketing expenses consisting of approximately $13.0 million related to market research, headcount and other pre- REVLIMID(R) launch expenses offset by lower THALOMID(R) and ALKERAN(R) related marketing expenses and an increase of approximately $5.5 million in general administrative expenses resulting from higher professional and other miscellaneous outside service fees, higher personnel-related expenses, higher facility related expenses and higher insurance costs. Selling, general and administrative expenses are expected to increase in the fourth quarter of 2005 as we near the commercial launch of REVLIMID(R).

INTEREST AND OTHER INCOME, NET: Interest and other income, net was approximately $7.0 million and $5.0 million for the three-month periods ended September 30, 2005 and 2004, respectively. Included in the three-month period ended September 30, 2004 was a charge of approximately $2.2 million related to changes in the estimated value of our investment in EntreMed, Inc. warrants, which were exercised on March 31, 2005. Excluding this charge, interest and other income, net was approximately $7.2 million for the three-month period ended September 30, 2004. The period-over-period decrease in interest and other income, net was primarily due to lower returns on our cash and marketable securities portfolio.

EQUITY IN LOSSES OF AFFILIATED COMPANY: On March 31, 2005, we exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock. Since we also hold 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, we determined that we have significant influence over EntreMed and are applying the equity method of accounting to our common stock investment effective March 31, 2005. Under the equity method of accounting, we recorded equity losses of approximately $1.0 million for the three-month period ended September 30, 2005, which included approximately $0.7 million to record our share of EntreMed losses, approximately $0.1 million related to amortization of acquired intangible assets and a charge of approximately $0.2 million to eliminate our share of THALOMID(R) royalties payable to EntreMed, Inc.

INTEREST EXPENSE: Interest expense was approximately $2.4 million for each of the three-month periods ended September 30, 2005 and 2004 and primarily reflects three months of interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


INCOME TAX PROVISION: The income tax provision for the three-month period ended September 30, 2005 was approximately $13.0 million and reflects the impact of certain expenses that are not currently deductible for tax purposes. The income tax provision for the three-month period ended September 30, 2004 was approximately $2.0 million.

NET INCOME: Net income and per common share amounts for the three-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                           September 30,
                                                        2005           2004
                                                                    As Restated
--------------------------------------------------------------------------------

 Net income                                          $       668    $    19,008
 Per common share amounts:
       Basic                                         $      0.00    $      0.12
       Diluted                                       $      0.00    $      0.11
 Weighted average number of shares of
   common stock utilized to calculate
   per common share amounts:
       Basic                                             168,298        164,091
       Diluted                                           179,862        177,064
================================================================================

Net income and per common share amounts were lower in the three-month period ended September 30, 2005, as compared to the three-month period ended September 30, 2004, primarily due to higher operating expenses of approximately $36.4 million (driven by REVLIMID(R) clinical and regulatory research and development costs and related pre-launch selling, general and administrative costs) and an increase of approximately $11.0 million in the income tax provision resulting from certain expenses that are not currently deductible for tax purposes partially offset by an increase in total revenues of approximately $28.0 million (driven primarily by a $20.4 million increase in THALOMID(R) net sales and a $10.7 million increase in ALKERAN(R) net sales). Also offsetting the decrease was the fact that included in the three-month period ended September 30, 2004 was a charge of approximately $2.2 million for the change in the estimated value of our investment in EntreMed warrants, which were exercised on March 31, 2005.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


RESULTS OF OPERATIONS-

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 VS. NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2004

TOTAL REVENUE: Total revenue and related percentages for the nine-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                     Nine-Month Period Ended
                                           September 30,
                                       2005            2004            % Change
--------------------------------------------------------------------------------

 Net product sales:
    THALOMID(R)                     $   281,972     $   222,498           26.7%
    Focalin(TM)                           3,129           3,698          (15.4%)
    ALKERAN(R)                           30,803          12,025          156.2%
    Other                                 1,024             712           43.8%
                                   -----------------------------
 Total net product sales            $   316,928     $   238,933           32.6%
 Collaborative agreements
    and other revenue                    35,829          15,420          132.4%
 Royalty revenue                         34,846          17,741           96.4%
                                   -----------------------------
 Total revenue                      $   387,603     $   272,094           42.5%
================================================================================

THALOMID(R) net sales were higher in the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, primarily due to price increases implemented as we move towards a cost of therapy pricing structure as opposed to a price per milligram. Sales volumes decreased due to lower average daily doses; however, the total number of prescriptions for the nine-month period ended September 30, 2005 remained essentially flat when compared to the prior year period. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns, Medicaid rebates and distributor chargebacks, which are recorded based on historical data. Included in the nine-month period ended September 30, 2005 were sales of approximately $5.8 million from our U.K. subsidiary, CUK II. Focalin(TM) net sales were lower in the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales were higher in the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, due to price increases implemented since the end of the third quarter of 2004 and an increase in sales volumes. ALKERAN(R) use in combination therapies for the treatment of hematological diseases continues to grow driven by clinical data reported at major medical conferences around the world. Also contributing to the increase in ALKERAN(R) sales volumes was the resolution of supply disruptions experienced in 2004, which resolution led to more consistent supplies of ALKERAN(R) IV and consequently more consistent end-market buying patterns.

Revenues from collaborative agreements and other sources for the nine-month period ended September 30, 2005 included a $20.0 million milestone payment from Novartis for the NDA approval of Focalin XR(TM); approximately $10.6 million related to our sponsored research, license and other agreements with Pharmion Corporation; approximately $3.7 million from umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USA(SM) business; approximately $0.9 million for licensing to EntreMed, Inc. rights to develop and commercialize our tubulin inhibitor compounds; $0.5 million related to the agreements providing manufacturers of isotretinoin, a non-exclusive license to our S.T.E.P.S.(R) patent portfolio encompassing restrictive drug distribution systems; and $0.1

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


million from other miscellaneous research and development agreements. The nine-month period ended September 30, 2004 included a $7.5 million milestone payment from Novartis for the NDA submission of Focalin XR(TM); approximately $5.0 million related to our sponsored research, license and other agreements with Pharmion Corporation; approximately $2.7 million from umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USA(SM) business; and approximately $0.2 million from other miscellaneous research and development agreements.

Royalty revenue for the nine-month period ended September 30, 2005 included approximately $33.9 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs and Focalin XR(TM); approximately $0.3 million of royalties received from Pharmion on their commercial sales of THALOMID(R), and approximately $0.6 million of miscellaneous other royalties. The nine-month period ended September 30, 2004 included approximately $17.7 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs. The increase in Ritalin(R) royalty revenue was due to increases in the royalty rate on both Ritalin(R) and Ritalin(R) LA as well as an increase in Ritalin(R) LA sales by Novartis.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the nine-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                                      Nine-Month Period Ended
                                                           September 30,
                                                        2005           2004
--------------------------------------------------------------------------------

 Cost of goods sold                                  $    53,999    $    43,655
 Increase from prior year                            $    10,344            N/A
 Percentage increase from prior year                        23.7%           N/A
 Percentage of net product sales                            17.0%          18.3%
================================================================================

Cost of goods sold were higher in the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, primarily due to higher royalties on THALOMID(R) net sales and higher ALKERAN(R) costs as a result of higher sales volumes. Cost of goods sold as a percentage of net product sales decreased in the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, primarily related to higher gross profit margins on ALKERAN(R) net sales due to selling price increases implemented since September 30, 2004.

RESEARCH AND DEVELOPMENT: Research and development expenses and related percentages for the nine-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                                      Nine-Month Period Ended
                                                           September 30,
                                                        2005           2004
--------------------------------------------------------------------------------

 Research and development expenses                   $   138,413    $   116,520
 Increase from prior year                            $    21,893            N/A
 Percentage increase from prior year                        18.8%           N/A
 Percentage of total revenue                                35.7%          42.8%
================================================================================

Research and development expenses were higher in the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, primarily due to higher clinical research and development, quality and regulatory affair costs to support on-going clinical development and

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


regulatory advancement of REVLIMID(R) Phase II and Phase III programs in myelodysplastic syndromes and pivotal Phase III SPA trials for multiple myeloma, as well as higher toxicology, process chemistry and drug discovery costs to support further development of early stage clinical and preclinical compounds such as ACTIMID(TM), CC-11006, CC-10015 and TNF-alpha/PDE4. Research and development expenses are expected to increase in the fourth quarter of 2005 in support of our ongoing global regulatory filings, late stage clinical trials, clinical progress in multiple proprietary development programs and related clinical manufacturing costs.

Research and development expenses in the nine-month period ended September 30, 2005 consisted of approximately $67.1 million spent on human pharmaceutical clinical programs; $36.0 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $27.5 million spent on biopharmaceutical discovery and development programs; and $7.8 million spent on placental stem cell and biomaterials programs. These expenditures support multiple core programs, including THALOMID(R), REVLIMID(R), ACTIMID(TM), CC-11006, TNF-alpha/PDE4 inhibitors, other investigational compounds, such as kinase inhibitors, benzopyranones and ligase inhibitors and placental and cord blood derived stem cell programs. In the nine-month period ended September 30, 2004, approximately $59.7 million was spent on human pharmaceutical clinical programs; $25.4 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $25.4 million was spent on biopharmaceutical discovery and development programs; and $6.0 million was spent on placental stem cell and biomaterials programs.

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

Selling, general and administrative expenses and related percentages for the nine-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                                      Nine-Month Period Ended
                                                           September 30,
                                                        2005           2004
--------------------------------------------------------------------------------

 Selling, general and administrative expenses        $   126,114    $    79,408
 Increase from prior year                            $    46,706            N/A
 Percentage increase from prior year                        58.8%           N/A
 Percentage of total revenue                                32.5%          29.2%
================================================================================

Selling, general and administrative expenses were higher in the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, primarily due to an increase of

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


approximately $20.3 million in marketing expenses consisting of approximately $23.0 million related to market research, headcount and other pre- REVLIMID(R) launch expenses offset by lower THALOMID(R) and ALKERAN(R) related marketing expenses and an increase of approximately $16.2 million in general administrative expenses resulting from higher professional and other miscellaneous outside service fees, higher personnel-related expenses, higher facility related expenses and higher insurance costs. Included in the nine-month period ended September 30, 2005 was approximately $2.4 million of expense related to accelerated depreciation of leasehold improvements at four New Jersey locations being consolidated into our new corporate headquarters. Selling, general and administrative expenses are expected to increase in the fourth quarter of 2005 as we near the commercial launch of REVLIMID(R).

INTEREST AND OTHER INCOME, NET: Interest and other income, net for the nine-month periods ended September 30, 2005 and 2004 primarily reflects interest and realized gains on our cash and marketable securities portfolio as well as charges related to changes in the estimated value of our investment in EntreMed, Inc. warrants, which were exercised on March 31, 2005. Excluding the charges related to changes in the estimated value of the EntreMed warrants, interest and other income, net for the nine-month period ended September 30, 2005 and 2004 was approximately $19.4 million and $20.9 million, respectively. The decrease was primarily due to lower returns on our cash and marketable securities portfolio.

EQUITY IN LOSSES OF AFFILIATED COMPANY: On March 31, 2005, we exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock. Since we also hold 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, we determined that we have significant influence over EntreMed and are applying the equity method of accounting to our common stock investment effective March 31, 2005. Under the equity method of accounting, we recorded equity losses of approximately $6.0 million for the nine-month period ended September 30, 2005, which includes a charge of approximately $4.4 million to write down the value of the investment ascribed to in-process research and development, approximately $0.1 million related to amortization of acquired intangible assets, approximately $1.3 million to record our share of EntreMed losses and a charge of approximately $0.2 million to eliminate our share of THALOMID(R) royalties payable to EntreMed, Inc.

INTEREST EXPENSE: Interest expense was approximately $7.1 million and $7.2 million for the nine-month period ended September 30, 2005 and 2004, respectively, and primarily reflects nine months of interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

INCOME TAX PROVISION: The income tax provision for the nine-month period ended September 30, 2005 was approximately $8.8 million and reflects tax expense impacted by certain expenses that are not currently deductible for tax purposes offset by the benefit from elimination of valuation allowances totaling approximately $42.6 million as of March 31, 2005, which was based on the fact that we determined it was more likely than not that the benefits of our deferred tax assets would be realized. This determination was based upon the external Independent Data Monitoring Committee's ("IDMC") analyses of two Phase III Special Protocol Assessment (SPA) multiple myeloma trials and the conclusion that these trials exceeded the pre-specified stopping rule. The IDMC found a statistically significant improvement in time to disease progression -- the primary endpoint of these Phase III trials -- in patients receiving REVLIMID(R) plus dexamethasone compared to patients receiving dexamethasone alone. This, in concert with our nine consecutive quarters of profitability led to the conclusion that is was more likely than not that we will generate sufficient taxable income to realize the benefits of our deferred tax assets. The elimination of valuation allowances relating to certain historical acquisitions were first offset against goodwill and intangibles with the balance applied to reduce income tax expense. The elimination of valuation allowances relating to tax deductions that arose in connection with stock option exercises were offset against components of equity. Income tax provision for the nine-month period ended September 30, 2004 was approximately $3.9 million.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


NET INCOME: Net income and per common share amounts for the nine-month periods ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
                                                      Nine-Month Period Ended
                                                           September 30,
                                                        2005           2004
                                                                    As Restated
--------------------------------------------------------------------------------

 Net income                                          $    59,728    $    30,517
 Per common share amounts:
     Basic                                           $      0.36    $      0.19
     Diluted                                         $      0.33    $      0.17
 Weighted average number of shares of
   common stock utilized to calculate
   per common share amounts:
     Basic                                               167,027        163,574
     Diluted                                             195,002        176,273
================================================================================

Net income and per common share amounts were higher in the nine-month period ended September 30, 2005, as compared to the nine-month period ended September 30, 2004, primarily due to an increase in total revenues of approximately $115.5 million (driven primarily by a $59.5 million increase in THALOMID(R) net sales, an $18.8 million increase in ALKERAN(R) net sales, a $16.1 million increase in royalty revenues received from Novartis related to the Ritalin(R) line of drugs and Focalin XR(TM) and a $12.5 million increase in milestone payments from Novartis related to Focalin XR(TM) offset by higher operating expenses of approximately $78.9 million (driven by REVLIMID(R) clinical and regulatory research and development costs and related prelaunch selling, general and administrative costs).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was approximately $54.6 million for the nine-month period ended September 30, 2005, as compared to $46.2 million for the nine-month period ended September 30, 2004. Net cash provided by operating activities for the nine-month period ended September 30, 2005 reflects our strong operating performance which included a 42.5% increase in total revenue and over a 112% increase in our operating income, offset by an increase in income taxes paid, an increase in current assets and liabilities, excluding the effects of acquisitions.

Net cash used in investing activities was approximately $162.5 million for the nine-month period ended September 30, 2005 compared to $54.7 million for the nine-month period ended September 30, 2004. Included in the nine-month period ended September 30, 2005 were cash outflows of $22.6 million for capital expenditures, $8.4 million for working capital adjustments and acquisition costs related to the October 2004 acquisition of Penn T, $120.8 million for net purchases of marketable securities available for sale and $10.5 million for the exercise of warrants to purchase 7,000,000 shares of EntreMed common stock. Included in the nine-month period ended September 30, 2004 were cash outflows of $6.7 million for capital expenditures, $41.0 million for net purchases of marketable securities available for sale and $7.0 million for an investment made in Royalty Pharma Strategic Partners, LP, which is classified in other assets on the consolidated balance sheet.

Net cash provided by financing activities was approximately $37.9 million for the nine-month period ended September 30, 2005 compared to $10.7 million for the nine-month period ended September 30, 2004. Included in the nine-month periods ended September 30, 2005 and 2004 were proceeds from

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


the exercise of common stock and warrants of approximately $37.9 million and $10.7 million, respectively.

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

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate primarily to our convertible note obligation, operating leases, ALKERAN(R) supply and distribution agreement, Penn Pharmaceutical Holding Limited technical services agreement, employment agreements and certain other contractual commitments. The following table sets forth our contractual obligations as of September 30, 2005 by contractual due dates:

--------------------------------------------------------------------------------
                                        Contractual Due Dates
                               Less Than    1-3       3-5    More Than
(IN MILLIONS $)                  1 Year    Years     Years    5 Years    Total
--------------------------------------------------------------------------------

 Convertible notes obligation   $    --   $ 400.0   $    --   $    --   $ 400.0
 Operating leases                   3.0       5.3       5.0       4.5      17.8
 ALKERAN(R) agreements             15.1      20.0        --        --      35.1
 Employment agreements              1.3        --        --        --       1.3
 Other contract commitments         4.0       8.2       2.5        --      14.7
                               -------------------------------------------------
 Total                          $  23.4   $ 433.5   $   7.5   $   4.5   $ 468.9
================================================================================

In 2003, we adopted a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with long-term performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives, and payable only if the officer or executive is employed at the end of the performance cycle. There are three active plans. The performance cycle is generally three years for the 2005, 2006 and 2007 Plans and ends on December 31st of each respective plan year.

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

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


2005 FINANCIAL OUTLOOK

In our November 3, 2005 earnings release, we updated our financial guidance for full year 2005. The updated 2005 financial guidance anticipates total revenue in the $535 million range, research and development expenses in the $200 million range and selling, general and administrative expenses in the $175 million range. Although management believes that the November 3, 2005 financial guidance update continues to reflect the current thinking of management, there can be no assurance that revenues or expenses will develop in the manner projected or, if the analysis on which the earnings projection was based were to be redone on the date hereof, that there would be no change in the guidance.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. Our critical accounting policies are disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. The only significant change as it pertains to such accounting policies relates to our investment in EntreMed, Inc.

On March 31, 2005 the Company exercised warrants to purchase 7,000,000 shares of EntreMed common stock (approximately 14.05% of the outstanding common shares) at an aggregate cost of $10.5 million. The fair value of the warrants at the time of exercise was estimated to be approximately $12.9 million. As a result, the total value ascribed to the Company's investment was $23.4 million. Since the Company also holds 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, the Company determined that it has significant influence over its investee and is applying the equity method of accounting to its common stock investment effective March 31, 2005. At March 31, 2005, the residual investment, after taking a charge of approximately $4.4 million to write down the portion of the investment ascribed to in-process research and development (the charge was included in equity in losses of affiliated company for the nine-month period ended September 30, 2005), exceeded the Company's proportionate share of the EntreMed net assets by approximately $13.4 million and consisted of goodwill and intangibles of approximately $12.6 million and $0.8 million, respectively. As prescribed under the equity method of accounting, the Company began recording its share of EntreMed gains and losses based on the Company's common stock ownership percentage during the three-month period ended June 30, 2005. The investment in EntreMed had a carrying value of approximately $17.5 million at September 30, 2005, which exceeds the estimated fair value of our common stock investment by approximately $0.7 million based on the closing share price of EntreMed common stock on September 30, 2005.

The investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that are considered by the Company in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. The Company evaluates information that it is aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists.

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

CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The Management's Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under our control which may cause actual results, performance and achievements to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the results of current or pending clinical trials, our products failure to demonstrate efficacy or an acceptable safety profile, actions by the FDA, the financial condition of suppliers including their solvency and ability to supply product and other factors detailed herein and in our other filings with the Securities and Exchange Commission.


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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. We do not use derivative instruments for trading purposes. At September 30, 2005, our market risk sensitive instruments consisted of marketable securities available-for-sale, other equity investments and unsecured convertible notes issued by us.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


MARKETABLE SECURITIES AVAILABLE FOR SALE: At September 30, 2005 our marketable securities available for sale consisted of U.S. government agency mortgage obligations, U.S. government agency bonds, corporate debt securities and 1,939,600 shares of Pharmion common stock. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended to be used to meet our ongoing liquidity needs. Unrealized gains and losses on available for sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income, net.

As of September 30, 2005, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

-----------------------------------------------------------------------------------------------
                                                   Duration
                           --------------------------------------------------------
                               Less
                               Than        1-3        3-5         5-7       Over
 (IN THOUSANDS $)             1 Year      Years      Years       Years     7 Years     Total
-----------------------------------------------------------------------------------------------
 Principal amount            $345,881    $84,214    $172,634    $24,150    $26,513    $653,392
 Fair value                  $346,159    $85,477    $170,731    $20,647    $18,369    $641,383
 Average Interest Rate            3.9%       4.4%        4.8%       6.5%       4.0%        4.3%
================================================================================================

PHARMION COMMON STOCK At September 30, 2005, we held 1,939,600 shares of Pharmion Corporation common stock, which based on the closing share price of Pharmion common stock on September 30, 2005 had an estimated fair value of approximately $42.3 million, and which exceeded the cost by approximately $22.1 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion's common stock quoted market price will have a similar percentage increase or decrease in the fair value of the investment.

INVESTMENT IN AFFILIATED COMPANIES: At September 30, 2005, we held 7,000,000 shares of EntreMed, Inc. common stock to which we are applying the equity method of accounting. The investment in EntreMed had a carrying value of approximately $17.5 million at September 30, 2005, which exceeds the estimated fair value of our common stock investment by approximately $0.7 million based on the closing share price of EntreMed common stock on September 30, 2005. Under the equity method, the investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that are considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. We evaluate information that we are aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. For more information on the EntreMed equity method investment see
Note 10 of the Notes to Unauditied Consolidated Financial Statements and further discussions contained in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (Thousands of dollars, except per share amounts, unless otherwise indicated)


CONVERTIBLE DEBT: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The outstanding convertible notes can be converted at any time into an aggregate of 16,511,510 shares of common stock at a conversion price of $24.225 per share (for more information see Note 6 of the Notes to the unaudited Consolidated Financial Statements).

At September 30, 2005, the fair value of our convertible notes exceeded the carrying value of $400.0 million by approximately $462.0 million, which we believe reflects the increase in the market price of our common stock to $54.32 per share as of September 30, 2005. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

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

     (b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter, to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.     Legal Proceedings                                           -   None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds -   None

Item 3.     Defaults Upon Senior Securities                             -   None

Item 4.     Submission of Matters to a Vote of Security Holders         -   None

Item 5.     Other Information                                           -   None

Item 6.     Exhibits


            31.1 Certification by the Company's Chief Executive Officer dated November 9, 2005.

            31.2 Certification by the Company's Chief Financial Officer dated November 9, 2005.

            32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated November 9, 2005.

            32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated November 9, 2005.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION



  DATE     November 9, 2005                  By:  /s/Robert J. Hugin
           ---------------------------            ------------------------------
                                                   Robert J. Hugin
                                                   Senior Vice President
                                                   Chief Financial Officer



  DATE     November 9, 2005                  By:  /s/James R. Swenson
           ---------------------------            ------------------------------
                                                   James R. Swenson
                                                   Controller
                                                  (Chief Accounting Officer)