Form 10-K
period 2005-12-31
CELGENE CORP /DE/
filed 2006-03-15
CIK 816284

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) For the fiscal year ended December 31, 2005

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ___________ to
___________

Commission File No. 0-16132

                               CELGENE CORPORATION
                               -------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  22-2711928
----------------------------------------  --------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification)
 incorporation or organization)

         86 Morris Avenue
         Summit, New Jersey                                07901
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (908) 673-9000
                 -----------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                             Yes     X          No
                                  -------          -------

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                             Yes                No    X
                                  -------          -------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     X          No
                                  -------          -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Exchange Act.

Large accelerated filer  X   Accelerated filer       Non-accelerated filer
                        ---                    ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

                             Yes                No    X
                                  -------          -------

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2005, the last business day of the registrant's most recently completed second quarter, was $6,826,916,901 based on the last reported sale price of the registrant's Common Stock on the NASDAQ National Market on that date. There were 344,969,790 shares of Common Stock outstanding as of March 3, 2006, reflecting the two-for-one Common Stock split effective February 17, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2005. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:

Part III, Item 10, Directors and Executive Officers of the Registrant;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions;
Part III, Item 14, Principal Accountant Fees and Services.

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

Item No.                                                                                                                 Page
-------                                                                                                                  ----

                                                           Part I

 1.               Business                                                                                                 1
 1a.              Risk Factors                                                                                            17
 1b.              Unresolved Staff Comments                                                                               29
 2.               Properties                                                                                              29
 3.               Legal Proceedings                                                                                       30
 4.               Submission of Matters to a Vote of
                     Security Holders                                                                                     30
                                                           Part II

 5.               Market for Registrant's Common Equity
                     and Related Stockholder Matters                                                                      30
 6.               Selected Consolidated Financial Data                                                                    31
 7.               Management's Discussion and Analysis
                     of Financial Condition and Results of Operations                                                     33
 7a.              Quantitative and Qualitative Disclosures About Market Risk                                              48
 8.               Financial Statements and Supplementary Data                                                             49
 9.               Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure                                                               50
9a.               Controls and Procedures                                                                                 50
9b.               Other Information                                                                                       54

                                                           Part III

10.               Directors and Executive Officers of the
                     Registrant                                                                                           54
11.               Executive Compensation                                                                                  54
12.               Security Ownership of Certain Beneficial
                     Owners and Management and Related Stockholder Matters                                                54
13.               Certain Relationships and Related
                     Transactions                                                                                         54
14.                Principal Accountant Fees and Services                                                                 54

                                                           Part IV

15.               Exhibits and Financial Statement Schedules                                                              54
                  Signatures                                                                                              61

                                     PART I

ITEM 1.    BUSINESS

We are a multinational integrated biopharmaceutical company, incorporated in 1986 as a Delaware corporation. We are primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory-related diseases. Over the last several years, total revenues have steadily grown led by sales of THALOMID(R) (thalidomide), our lead product, which is currently marketed for the treatment of erythema nodosum leprosum, or ENL, but more widely used off-label for treating multiple myeloma and other cancers. The sales growth of THALOMID(R) has enabled us to make substantial investments in research and development, which has advanced our broad portfolio of drug candidates in our product pipeline, including a pipeline of IMiDs(R) compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties.

We had total revenue of $536.9 million and net income of $63.7 million for the year ended December 31, 2005. We had an accumulated deficit of $170.8 million at December 31, 2005 and have since our inception in 1986 financed our working capital requirements primarily through product sales, private and public sales of our debt and equity securities, income earned on the investment of the proceeds from the sale of such securities and revenues from research contracts and license payments.

On December 27, 2005, the U.S. Food and Drug Administration, or the FDA, approved REVLIMID(R) (lenalidomide), our most clinically advanced IMiDs(R) compound, for the treatment of patients with transfusion-dependent anemia due to low-or intermediate-1- risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. REVLIMID(R) will be distributed through contracted pharmacies under the RevAssist(sm) program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID(R). We believe that REVLIMID(R) has significant commercial sales potential as a result of the clinical data presented at major medical meetings and the clinical findings reported in major peer-reviewed medical publications. We are executing our REVLIMID(R) launch strategy in the United States by leveraging our U.S. hematological-oncology sales force.

We are dedicated to innovative research and development designed to bring new therapies to market. We are involved in research in several scientific areas that may deliver proprietary next-generation therapies, such as cellular signaling biology, immunomodulation and placental stem cell research. The drugs we develop are designed to treat life-threatening diseases or chronic debilitating conditions where patients are poorly served by current therapies. Building on our growing knowledge of the biology underlying hematological and solid tumor cancers, we are investing in a range of innovative therapeutic programs that are investigating ways to attack the disease source through multiple mechanisms of action and intracellular pathways.

ACQUISITIONS

On August 31, 2000, we acquired Signal Pharmaceuticals, Inc., now Celgene Research San Diego, a privately held San Diego-based biopharmaceutical company focused on the discovery and development of drugs that regulate genes and proteins associated with diseases. Celgene Research San Diego now operates as a wholly owned subsidiary of Celgene Corporation.

On December 31, 2002, we acquired Anthrogenesis Corp., now Celgene Cellular Therapeutics, a privately held New Jersey-based biotherapeutics company and cord blood banking business, which is developing the technology for the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. Celgene Cellular Therapeutics, or CCT, now operates as a wholly owned subsidiary of Celgene Corporation.

On October 21, 2004, we acquired all of the outstanding shares of Penn T Limited, the UK-based supplier of THALOMID(R). This acquisition expanded our corporate capabilities and enabled us to control manufacturing for THALOMID(R) worldwide. Through manufacturing contracts acquired in this purchase, we also increased our participation in the potential growth of THALOMID(R) revenues in key international markets. Penn T Limited, or Penn T, now operates as Celgene U.K. Manufacturing II, or CUK II.

COMMERCIAL STAGE PROGRAMS

Our commercial programs include pharmaceutical sales of REVLIMID(R), THALOMID(R), and ALKERAN(R) and sales of FOCALIN(TM) to Novartis Pharma AG, or Novartis; a licensing agreement with Novartis which entitles us to royalties on FOCALIN XR(TM) and the entire RITALIN(R) family of drugs; a licensing and product supply agreement with Pharmion Corporation for its sales of thalidomide; and sales of bio-therapeutic products and services through our Cellular Therapeutics subsidiary.

REVLIMID(R) (LENALIDOMIDE): REVLIMID(R) is an oral immunomodulatory drug recently granted approval by the FDA for the treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities, or MDS, with the 5q chromosomal deletion. REVLIMID(R) is being distributed through contracted pharmacies under the RevAssist(sm) program, which is a proprietary risk-management distribution program tailored specifically for REVLIMID(R). The FDA based its decision to grant marketing approval on data from the open label Phase II trial (MDS-003) that evaluated REVLIMID(R) in transfusion-dependent patients with myelodysplastic syndromes with deletion 5q chromosomal abnormality.

We have filed a Supplemental New Drug Application, or sNDA, with the FDA seeking approval to market REVLIMID(R) as a treatment for relapsed or refractory multiple myeloma. The FDA has granted this sNDA Priority Review designation and has set a Prescription Drug User Fee Act, or PDUFA date of June 30, 2006. Other efforts directed toward gaining additional regulatory approval of REVLIMID(R) include the acceptance of our Marketing Authorization Application, or MAA, on October 26, 2005 by the European Medicines Agency, or EMEA, for the treatment of patients with MDS with the 5q chromosomal deletion and plans to submit an MAA to the EMEA as a treatment in relapsed or refractory multiple myeloma based on clinical data from two Phase III Special Protocol Assessment, or SPA, trials (MM-009 and MM-010), in the first quarter of 2006. We also submitted an MAA for REVLIMID(R) to the Swiss Intercantonal Medicines Control Office seeking approval to market REVLIMID(R) as a treatment for patients with MDS with the 5q chromosomal deletion. Plans are being developed to submit REVLIMID(R) for regulatory approval in other international markets.

REVLIMID(R) continues to be investigated in clinical trials as a potential treatment for blood cancers that affect more than 700,000 patients worldwide. The most advanced clinical studies evaluating REVLIMID(R) are Phase III trials - in the United States (MM-009) and in Europe (MM-010) for previously treated multiple myeloma patients, and Phase III trials in Europe (MDS-004) in MDS. There are more than 50 clinical trials currently evaluating REVLIMID(R) either alone or in combination with one or more other therapies in the treatment of a broad range of debilitating diseases, including multiple myeloma, myelodysplastic syndromes, chronic lymphocytic leukemia, non-Hodgkin's lymphoma, amyloidosis, myeloid fibrosis and other cancers. The Southwest Oncology Group, the Eastern Cooperative Oncology Group and the Cancer and Leukemia Group B, three of the largest adult cancer clinical trial organizations in the world, are evaluating REVLIMID(R) for large clinical studies in randomized controlled Phase III trials designed to evaluate the safety and efficacy of REVLIMID(R) in multiple myeloma.

THALOMID(R) (THALIDOMIDE): THALOMID(R), which had net product sales totaling $387.8 million, $308.6 million and $223.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, was approved by the FDA in July 1998 for the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. Although leprosy is relatively rare in the United States, the disease afflicts millions worldwide. ENL occurs in about 30% of leprosy patients and is characterized by skin lesions, acute inflammation, fever and anorexia. While approved for the treatment of ENL, THALOMID(R) is widely prescribed off-label for treating multiple myeloma and other cancers. The FDA is currently reviewing our sNDA for THALOMID(R) in multiple myeloma and has set a Prescription Drug User Fee Act, or PDUFA, date of May 25, 2006.

Working with the FDA, we developed S.T.E.P.S.(R), or "SYSTEM FOR THALIDOMIDE EDUCATION AND PRESCRIBING SAFETY," which is a proprietary strategic comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate use of THALOMID(R).

On January 9, 2006, we announced that an external Independent Data Monitoring Committee, or IDMC, analysis of a Phase III pivotal trial (MM-003), which is a multi-centered, randomized, placebo-controlled Phase III study comparing thalidomide plus dexamethasone versus dexamethasone alone as induction therapy for previously untreated multiple myeloma, determined that the trial met the pre-established efficacy-stopping rule for the primary endpoint of time to disease progression. The IDMC found a statistically significant improvement in time to disease progression in patients receiving thalidomide plus dexamethasone versus patients receiving dexamethasone alone. As a result of these findings, the trials were unblinded to give patients currently not on THALOMID(R) the opportunity to add THALOMID(R) to their dexamethasone regimen. Multiple myeloma is an incurable disease, and it is the second most common blood cancer, affecting approximately 50,000 people in the United States. About 14,000 new cases of multiple myeloma are diagnosed each year and there are an estimated 12,000 deaths per year in the United States.

ALKERAN(R): In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN(R) (melphalan) in all dosage forms in the United States under the Celgene label. ALKERAN(R) is approved by the FDA for the palliative treatment of multiple myeloma and of carcinoma of the ovary. ALKERAN(R) use in combination with other therapies for the treatment of hematological diseases continues to grow, driven by clinical data reported at major medical conferences around the world. Under the terms of the agreement, we purchase ALKERAN(R) tablets and ALKERAN(R) for injection from GSK and distribute the products in the United States under the Celgene label. The agreement has been extended through March 31, 2009.

RITALIN(R) FAMILY OF DRUGS: We developed FOCALIN(TM), which is formulated by isolating the active d-isomer of methylphenidate using advanced single-isomer chemistry technology. Isomers are any of two or more chemical substances that are composed of the same elements in the same proportions but can differ in properties because of differences in the arrangement of atoms. FOCALIN(TM) provides favorable tolerability and dosing flexibility at half the dose of RITALIN(R). In April 2000, we licensed to Novartis the worldwide rights (excluding Canada) to FOCALIN(TM) and FOCALIN XR(TM), the extended release version, in exchange for milestone payments, a FOCALIN(TM) product supply agreement (whereby we supply FOCALIN(TM) exclusively to Novartis) and royalties on FOCALIN XR(TM) and the entire RITALIN(R) family of drugs including RITALIN(R), RITALIN LA(R) and RITALIN SR(R). We have retained the exclusive commercial rights to FOCALIN(TM) and FOCALIN XR(TM) for oncology-related disorders, such as chronic fatigue associated with chemotherapy. On November 15, 2001, FOCALIN(TM) was approved by the FDA for the treatment of attention deficit hyperactivity disorder, or ADHD, in children and adolescents. On May 27, 2005, FOCALIN XR(TM) was approved by the FDA for the treatment of ADHD in adults, adolescents and children.

PRECLINICAL-AND CLINICAL-STAGE PIPELINE:

Our preclinical and clinical-stage pipeline of new drug candidates, in addition to our cell therapies, is highlighted by multiple classes of small molecule, orally administered therapeutic agents designed to selectively regulate disease-associated genes and proteins. The drug candidates in our pipeline are at various stages of preclinical and clinical development. Successful results in preclinical or Phase I/II clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug candidate.

         o    PHASE I CLINICAL TRIALS
         If the FDA allows a request to initiate clinical investigations of a new drug candidate to become effective, Phase I human clinical trials can begin. These tests usually involve between 20 and 80 healthy volunteers or patients. The tests study a drug's safety profile, and may include preliminary determination of a drug candidate's safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

         o    PHASE II CLINICAL TRIALS
         In Phase II clinical trials, controlled studies are conducted on a limited number of patients with the targeted disease. An initial evaluation of the drug's effectiveness on patients is performed and additional information on the drug's safety and dosage range is obtained.

         o    PHASE III CLINICAL TRIALS
         This phase typically includes controlled multi-center trials and involves a larger target patient population to ensure that study results are statistically significant. During the Phase III clinical trials, physicians monitor patients to determine efficacy and to gather further information on safety.

IMiDs(R): IMiDs(R) compounds are proprietary novel small molecule, orally available compounds that modulate the immune system and other biologically important targets through multiple mechanisms of action. We have advanced four IMiDs(R) compounds into development: REVLIMID(R) (CC-5013), CC-4047 and CC-11006 are being evaluated in human clinical trials and CC-10015 is advancing toward potential clinical testing.

Our IMiDs(R) compounds are covered by an extensive and comprehensive intellectual property estate of U.S. and foreign-issued patents and pending patent applications including composition-of-matter, use and other patents and patent applications.

CC-4047: is one of the most potent IMiDs(R) compounds that we are developing. We are planning Phase II trials to determine CC-4047 potential safety and efficacy as an orally available treatment for sickle cell anemia, myelofibrosis and prostate cancer. CC-4047 and REVLIMID(R) have different activity profiles which may lead to their evaluation in different diseases or stages of disease.

CC-11006: is a molecule we have identified as a potential treatment for hematological malignances and chronic inflammatory diseases, many of which have unmet medical needs. CC-11006 entered Phase I human clinical trials in 2004. Following the completion of additional preclinical and Phase I trials, we will evaluate our development options.

ANTI-INFLAMMATORY: Our anti-inflammatory program potentially provides an oral approach for treating chronic inflammatory diseases. CC-10004 - our lead investigational drug in this class of anti-inflammatory compounds - a novel orally available small molecule - that inhibits the production of multiple proinflammatory mediators including PDE-4, TNF-alpha, interleukin-2, interferon-gamma, leukotrienes, and nitric oxide synthase. CC-10004 is being studied in Phase II proof of principle clinical trials for chronic inflammatory diseases. Based on promising results from our psoriasis proof-of-principle studies, Celgene is advancing the clinical development of CC-10004 in moderate to severe plaque-type psoriasis. Early stage studies in healthy human volunteers found CC-10004 to be safe and well tolerated with good bioavailability and pharmacokenetics.

BENZOPYRANS: CC-8490, our lead investigational compound in this category, is in Phase I clinical trials for glioblastoma, a form of brain cancer. Based on findings from this study, we will evaluate whether to advance a second compound, CC-113, which has broad anti-tumor activity and which is currently in pre-clinical development.

KINASE INHIBITORS: At Celgene Research San Diego, we have multiple target and drug discovery projects underway in the field of kinase inhibition. Kinases are molecules used by cells to regulate gene expression and protein production. Our kinase inhibitor platform includes inhibitors of the c-Jun N-terminal kinase, or JNK, pathway and inhibitors of the NFkB pathway. Both pathways have been associated with the regulation of a number of important disease indications. In the case of JNK, CC-401 our lead JNK inhibitor, successfully completed a Phase I trial in healthy volunteers. We are currently evaluating the clinical potential of CC-401 in acute myelogenous leukemia, a blood cancer, in a phase II clinical trial. Two other JNK compounds, CC-359 and CC-930 are in pre-clinical development advancing toward clinical testing.

LIGASE INHIBITORS: In addition, at Celgene Research San Diego, we are conducting extensive discovery research in the field of ligases, intracellular protein complexes that control the function and degradation of a wide variety of proteins within cells. We are identifying drug targets and compounds that regulate ligase pathways with the goal of controlling cellular proliferation and survival. Such compounds have the potential to be an important new class of anti-cancer and anti-inflammatory therpeutics.

STEM CELLS AND BIOMATERIALS: Stem cell based therapies offer the potential to provide disease-modifying outcomes for serious diseases which today lack adequate therapy. At CCT, we are researching stem cells derived from the human placenta and umbilical cord. Our studies of placental stem cells over the past two years have uncovered biological activities with therapeutic promise. In December 2004, we filed an investigational new drug application, or IND, with the FDA for our initial stem cell trial in sickle cell anemia. In sickle cell anemia, our research has shown that our IMiDs(R) compounds can interact with stem cells and modulate them in such a way that they differentiate into erythrocytes, or red blood cells. We have also discovered a method of expanding the stem cell population in cord blood, to help generate the increased number and type of stem cells that may be necessary for treating patients with cancer and other indications in the future.

CCT has developed proprietary methods for producing placental biomaterials for organ and tissue repair that include products such as BIOVANCE(TM). In addition, CCT has developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, autoimmune, cardiovascular, neurological and other diseases.

CELGENE PRODUCT OVERVIEW

The commercial status of REVLIMID(R), THALOMID(R), ALKERAN(R), Ritalin(R) / FOCALIN(TM) and the target disease indications and the development of our leading drug candidates are outlined in the following table:

--------------------------------------------------------------------------------------------------------------------------
                                  DISEASE
           PRODUCT               INDICATION                COLLABORATOR                       STATUS
--------------------------------------------------------------------------------------------------------------------------
THALOMID(R)                  ENL                                                      Marketed.
                             Multiple Myeloma                                         sNDA pending. Phase III trials
                                                                                      ongoing.

ALKERAN(R)                   Multiple Myeloma & Ovarian   GlaxoSmithKline             Marketed.
                             Cancer

RITALIN(R) /
FOCALIN(TM)

   Focalin(TM)               ADHD                         Novartis                    Marketed.
                             Cancer Fatigue                                           Phase II trials completed.

   Focalin XR(TM)            ADHD                         Novartis                    Marketed.

   Ritalin LA(R)             ADHD                         Novartis                    Marketed.

IMiDs COMPOUNDS:

   REVLIMID(R)               Myelodysplastic                                          Marketed in del 5q MDS.
                             Syndromes                                                Phase III trial in del 5q MDS
                                                                                      on-going.
                                                                                      Phase II trials in non-del 5q MDS
                                                                                      planned.



                             Multiple Myeloma                                         sNDA pending.
                                                                                      Phase II completed and Pivotal
                                                                                      Phase III SPA trials ongoing.

                                                          Southwest Oncology Group
                                                          ("SWOG")                    Major Phase III trial.
                                                          Eastern Cooperative
                                                          Oncology Group ("ECOG")     Major Phase III trial.
                                                          Cancer & Leukemia Group B
                                                          ("CALGB")                   Major Phase III trial.
--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                  DISEASE
           PRODUCT               INDICATION                       COLLABORATOR                       STATUS
--------------------------------------------------------------------------------------------------------------------------
   REVLIMID(R)                 Chronic Lymphocytic Leukemia                                Phase II trials ongoing and
                                                                                           Phase III planned.
                               Non-Hodgkins Lymphoma                                       Phase II trials ongoing and
                                                                                           Phase III planned.
                               Solid Tumor Cancers                                         Phase I/II trials ongoing and
                                                                                           expanded.  Additional trials
                                                                                           planned.
                               Cutaneous T Cell Lymphoma                                   Phase II trials ongoing and
                                                                                           Phase III planned.
                               Amyloidosis                                                 Phase II trials ongoing and
                                                                                           Phase III planned.

   CC-4047                     Prostate Cancer                                             Phase II trials ongoing.
                               Myelofibrosis                                               Phase II trial planned.
                               Sickle Cell Anemia                                          Phase I/II trial planned.

   CC-11006                    Hematological Malignances                                   Pre-clinical studies and Phase I
                               and Inflammatory Diseases                                   trial ongoing.

   CC-10015                    Inflammatory  Diseases                                      Pre-clinical studies ongoing.

ANTI-INFLAMMATORY:

   CC-10004                    Psoriasis                                                   Additional Phase II trial
                                                                                           planned.

   CC-11050                    Inflammatory Diseases                                       Preclinical studies ongoing.

BENZOPYRANS:

   CC-8490                     Cancer                         National Cancer              Phase I/II trial ongoing.
                                                              Institute ("NCI")

   CC-113                      Cancer                                                      Preclinical studies ongoing.

KINASE INHIBITORS:

   JNK 401                     Acute Myelogenous Leukemia                                  Phase II trials ongoing.

   JNK 359                     Ischemia / Reperfusion                                      Preclinical studies ongoing.

   JNK 930                     Fibrotic Diseases                                           Preclinical studies ongoing.

--------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
                                  DISEASE
           PRODUCT               INDICATION                       COLLABORATOR                       STATUS
--------------------------------------------------------------------------------------------------------------------------
LIGASE INHIBITORS:

   E2 Ligase Inhibitors        Cancer                                                   Preclinical Studies ongoing.

STEM CELL AND TISSUE
PRODUCTS:

   Lifebank USA(TM)            Stem Cell Banking                                        Marketed.

   Cord Blood Cells            Sickle Cell Anemia                                       Phase I trials initiating.

   BIOVANCE(TM)                Wound Covering                                           Regulatory strategy being
                                                                                        finalized.

   Stem Cell Transplants(R)    Cancer                                                   Transplant units available through
                                                                                        national registry.

=========================================================================================================================

PATENTS AND PROPRIETARY TECHNOLOGY

Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We own or have exclusively licensed more than 128 U.S. patents and 100 additional U.S. patent applications. Our U.S. patents include patents for a method of delivering a teratogenic drug to a patient while preventing fetal exposure as well as patents for delivering drugs to patients while restricting access to the drug to those for whom the drug is contra-indicated. We also have patent applications pending which are directed to these inventions, and are seeking worldwide protection. While we have a policy to seek worldwide patent protection for our inventions, we have foreign patent rights corresponding to most but not all of our U.S. patents. Further, although THALOMID(R) is approved for use associated with ENL, we do not have patent protection relating to the use of THALOMID(R) to treat ENL.

Our research at Celgene Research San Diego has led us to seek patent protection for molecular targets and drug discovery technologies, as well as therapeutic and diagnostic products and processes. More specifically, proprietary technology has been developed for use in molecular target discovery, the identification of regulatory pathways in cells, assay design and the discovery and development of pharmaceutical product candidates. As of December 2005, included in those inventions described above, our San Diego subsidiary owned, in whole or in part, over 32 issued U.S. patents and approximately 47 U.S. patent applications. An increasing percentage of our San Diego subsidiary's recent patent applications have been related to potential product candidates or compounds. It also holds licenses to U.S. patents and U.S. patent applications, some of which are licensed exclusively or sub-licensed to third parties in connection with sponsored or collaborative research relationships.

CCT, our cellular therapeutics subsidiary (legally known as Anthrogenesis Corp.), seeks patent protection for the collection, processing and uses of mammalian placental tissue and placental stem cells, as well as cells and biomaterials derived from the placenta. As of December 2005, CCT owned, in whole or in part, more than 28 U.S. patent applications including pending provisional applications, and holds licenses to

U.S. patents and U.S. patent applications, including certain patents and patent applications related to cord blood collection and storage.

In August 2001, we entered into an agreement, termed the New Thalidomide Agreement, with EntreMed, Inc., Children's Medical Center Corporation, or CMCC, and Bioventure Investments, KFT relating to patents and patent applications owned by CMCC, which agreement superceded several agreements already in place between CMCC, EntreMed and us. Pursuant to the New Thalidomide Agreement, CMCC directly granted to us an exclusive worldwide, royalty-bearing license under the relevant patents and patent applications relating to thalidomide. Several U.S. patents have been issued to CMCC in this patent family and certain of these patents expire in 2014. Corresponding foreign patent applications and additional U.S. patent applications are still pending.

In addition to the New Thalidomide Agreement, we entered into an agreement, entitled the New Analog Agreement, with CMCC and EntreMed in December 2002, pursuant to which we have been granted an exclusive worldwide, royalty-bearing license to certain CMCC patents and patent applications relating to thalidomide analogs, or the New Analog Agreement. The New Analog Agreement was executed in connection with the settlement of certain pending litigation by and among us, EntreMed and the U.S. Patent and Trademark Office relating to the allowance of certain CMCC patent applications covering thalidomide analogs. These patent applications had been licensed exclusively to EntreMed in the field of thalidomide analogs. In conjunction with the settlement of these suits, we acquired equity securities in EntreMed, and EntreMed terminated its license agreements with CMCC relating to thalidomide analogs. In turn, under the New Analog Agreement, CMCC exclusively licensed to Celgene these patents and patent applications, which relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and stereoisomers thereof. Under the New Analog Agreement, we are obligated to comply with certain milestones and royalties, including those for REVLIMID(R) approval and sales.

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

Under an agreement with The Rockefeller University, pursuant to which we have made a lump sum payment and issued stock options to The Rockefeller University and certain inventors, we have obtained certain exclusive rights and licenses to manufacture, have manufactured, use, offer for sale and sell products that are based on compounds which were identified in research carried out by The Rockefeller University and us that have activity associated with TNF(alpha). In particular, The Rockefeller University identified a method of using thalidomide and certain thalidomide-like compounds to treat certain symptoms associated with abnormal concentrations of TNF(alpha), including those manifested in septic shock, cachexia and HIV infection. In 1995, The Rockefeller University was issued a U.S. patent which claims such methods. This U.S. patent expires in 2012 and is included in the patent rights exclusively licensed to us under the agreement with The Rockefeller University. The Rockefeller University did not seek corresponding patents in any other country.

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

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented or infringed by others. Finally, we cannot guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, any interference proceedings before the U.S. Patent and Trademark Office.

With respect to patents and patent applications we have licensed-in, there can be no assurance that additional patents will be issued to any of the third parties from whom we have licensed patent rights, either with respect to thalidomide or thalidomide analogs, or that, if any new patents are issued, such patents will not be dominated by third-party patent rights or provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be either infringed, invalidated or circumvented by others, or that the relevant agreements will not be terminated. Any termination of the licenses granted to Celgene by CMCC could have a material adverse effect on our business, financial condition and results of operations.

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

We are aware of U.S. patents that have been issued to third parties claiming subject matter relating to the NFeB pathway, which could overlap with technology claimed in some of our owned or licensed NFeB patents or patent applications. We believe that one or more interference proceedings have been initiated by the U.S. Patent and Trademark Office to determine priority of invention for this subject matter. While we cannot predict the outcome of any such proceedings, in the event we do not prevail, we believe that we can use alternative methods for our NFeB drug discovery program for which we have issued U.S. patents that are not claimed by the subject matter of the third-party patents. We are also aware of third-party U.S patents that relate to the use of certain TNF(alpha) inhibitors to treat inflammation or conditions such as asthma.

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

GOVERNMENTAL REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Most, if not all, of our therapeutic products require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal and in some cases state statutes and regulations also govern or impact upon the manufacturing, testing for safety and effectiveness, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, when and if obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by us, our suppliers of manufactured drug product, collaborators or licensees to obtain or maintain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit sharing payments.

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

Typically, clinical trials involve a three-phase process. In Phase I, clinical trials are generally conducted with a small number of individuals, usually healthy human volunteers, to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. If the Phase I trials are satisfactory, Phase II clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes and expanded evidence of safety. In Phase III, large-scale, multi-center, adequately powered and typically placebo-controlled comparative clinical trials are conducted with patients in an effort to provide enough data for the statistical proof of efficacy and safety required by the FDA and others for marketing approval. In some limited circumstances, Phase III clinical trials may be modified to allow the evaluation of safety and efficacy based upon (i) comparisons with approved drugs, (ii) comparison with the historical progression of the disease in untreated patients, or (iii) the use of surrogate markers, together with a commitment for post-approval studies. In some cases, as a condition for New Drug Application, or NDA, approval, further studies (Phase IV) are required to provide additional information concerning the drug. The FDA requires monitoring of all aspects of clinical trials, and reports of all adverse events must be made to the agency before drug approval. After drug approval, the Company has ongoing reporting obligations concerning adverse reactions associated with the drug, including expedited reports for serious and unexpected adverse events. Additionally, we may have limited control over studies conducted with our proprietary compounds if such studies are performed by others, (e.g., cooperative groups and the like).

The results of the preclinical testing and clinical trials are submitted to the FDA as part of an NDA for evaluation to determine if the product is sufficiently safe and effective for approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. When an NDA is approved, the NDA holder must a) employ a system for obtaining reports of experience and side effects associated with the drug and make appropriate submissions to the FDA and b) timely advise the FDA if any marketed drug fails to adhere to specifications established by the NDA internal manufacturing procedures.

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

Failure to comply with applicable FDA regulatory requirements can result in enforcement actions such as warning letters, recalls or adverse publicity issued by the FDA or in legal actions such as seizures, injunctions, fines based on the equitable remedy of disgorgement, restitution and criminal prosecution.

Approval procedures similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, regulatory approval of drug pricing is required in most countries other than the United States. There can be no assurance that the resulting pricing of our drugs would be sufficient to generate an acceptable return to us.

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

Competition in the pharmaceutical industry, and specifically in the oncology and immune-inflammatory areas being addressed by us, is particularly intense. Numerous pharmaceutical, biotechnology and generic companies have extensive anti-cancer and anti-inflammatory drug discovery, development and commercial resources. Bristol-Myers Squibb Co., Amgen Inc., Genentech, Inc., Sanofi-Aventis SA., Novartis AG, AstraZeneca PLC., Eli Lilly and Company, F. Hoffmann-LaRoche Ltd, Millennium Pharmaceuticals, Inc., SuperGen, Inc., Vertex Pharmaceuticals Inc., Biogen Idec Inc., Merck and Co., Inc. and Pfizer Inc. are among some of the companies researching and developing new compounds in the oncology and immunology fields.

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

SIGNIFICANT ALLIANCES

From time to time we enter into strategic alliances with third parties whereby we either grant rights to certain of our compounds in exchange for rights to receive payments, or acquire rights to compounds owned by other pharmaceutical or biotechnology companies in exchange for obligations to make payments to the partnering companies in the form of upfront payments, milestone payments contingent upon the achievement of pre-determined criteria and/or research and development funding. Under these arrangements, one of the parties may also purchase product and pay royalties on product sales. The following are our most significant alliances:

     NOVARTIS: In April 2000, we entered into an agreement with Novartis in which we granted to Novartis an exclusive worldwide license (excluding Canada) to further develop and market FOCALIN(TM) (d-methylphenidate, or d-
     MPH) and FOCALIN XR(TM), the long-acting drug formulation. We have retained the exclusive commercial rights to FOCALIN(TM) and FOCALIN XR(TM) for oncology-related disorders, such as chronic fatigue associated with chemotherapy. We also granted Novartis rights to all of our related intellectual property and patents, including new formulations of the currently marketed RITALIN(R). Under the agreement, we have received upfront and regulatory achievement milestone payments totaling $55.0 million and are entitled to additional payments upon attainment of certain other milestone events. We also sell FOCALIN(TM) to Novartis as well as receive royalties on all of Novartis' FOCALIN XR(TM) and RITALIN(R) family of ADHD-related products. The research portion of the agreement terminated in June 2003.

     PHARMION: In November 2001, we licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of our intellectual property covering thalidomide and S.T.E.P.S(R). Under the terms of the agreement, as amended in December 2004, we receive a royalty of 8% of Pharmion's net thalidomide sales in countries where Pharmion has received regulatory approval and a S.T.E.P.S(R) license fee of 8% in all other licensed territories. Separately in December 2004, following our acquisition of Penn T Limited, our wholly-owned subsidiary Celgene UK Manufacturing II Limited, or CUK II, entered into an amended thalidomide supply agreement with Pharmion whereby in exchange for a reduction in Pharmion's purchase price of thalidomide to 15.5% of its net sales of thalidomide, we received a one-time payment of $77.0 million. Pursuant to another December 2004 agreement, we also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in additional territories and eliminating certain of our license termination rights. Under the agreements, as amended, the territory licensed to Pharmion is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China other than Hong Kong. The agreements with Pharmion terminate upon the ten-year anniversary following receipt of the first regulatory approval for thalidomide in the United Kingdom.

     To support the further clinical development of thalidomide, Pharmion has also provided research funding under various agreements of approximately $10.7 million through December 31, 2005 and is required to fund an additional $2.7 million in each of 2006 and 2007.

     On December 31, 2005, we held 1,939,600 shares of Pharmion common stock received in connection with the conversion of a five-year Senior Convertible Promissory Note purchased in April 2003 under a Securities Purchase Agreement with Pharmion and the exercise of warrants received in connection with the November 2001 thalidomide license and April 2003 Securities Purchase Agreement.

     GLAXOSMITHKLINE: In March 2003, we entered into a supply and distribution agreement with GSK to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN(R) tablets and ALKERAN(R) for infusion from GSK and distribute the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. On December 31, 2005, the remaining minimum purchase requirements under the agreement totaled $102.0 million, consisting of $13.7 million from the initial agreement and the following subsequent extensions:

                  o    April 1, 2006   - December 31, 2006         $21,000,000
                  o    January 1, 2007 - December 31, 2007         $29,050,000
                  o    January 1, 2008 - December 31, 2008         $30,525,000
                  o    January 1, 2009 - March 31, 2009            $ 7,725,000

MANUFACTURING

Currently, we do not manufacture any of our products on a commercial scale. We have contracted with third-party manufacturers to supply the raw materials and finished products to meet our needs and, while a site has been purchased in Neuchatel, Switzerland, where we are constructing a drug product manufacturing facility, we intend to continue to utilize outside manufacturers as needed to produce certain of our products on a commercial scale. Our third-party manufacturers meet the FDA's current Good Manufacturing Practices, or cGMP regulations and guidelines. cGMP regulations requires that all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with regulations governing the manufacturing, processing, packaging, storing and testing of drugs intended for human use.

The active pharmaceutical ingredient, or API, for THALOMID(R) is manufactured by Eagle Picher Pharmaceutical Services, a Division of Eagle-Picher Incorporated, which has filed to reorganize under Chapter 11 of the Bankruptcy Code. We currently have adequate supplies of API for THALOMID(R) on hand to support our projected long-term requirements and do not believe that the Eagle-Picher Chapter 11 bankruptcy filing will result in any supply disruptions for the foreseeable future. In addition, a second supplier is currently being qualified. We rely on two drug product manufacturers, Penn Pharmaceuticals Services Limited and Institute of Drug Technology Australia Limited for the formulation and encapsulation of the finished dosage form of THALOMID(R) capsules, and on one contract packager, Sharp Corporation, for the packaging of the final product.

The API for REVLIMID(R) is manufactured by Evotec OAI, Ltd. We have contracted with OSG Norwich Pharmaceuticals and Penn Pharmaceuticals Services Ltd. for the manufacture of REVLIMID(R) finished product.

The API for FOCALIN(TM) is currently obtained from two suppliers, Johnson Matthey Inc. and Seigfried USA, Inc., and we rely on a single manufacturer, Mikart, Inc., for the tableting and packaging of FOCALIN(TM) finished product. We obtain the API for FOCALIN XR(TM) from Johnson Matthey Inc., on behalf of Novartis for the manufacture of FOCALIN XR(TM) finished product.

INTERNATIONAL OPERATIONS

We have established our international headquarters in Neuchatel, Switzerland where, among other things, we are constructing a facility to perform formulation, encapsulation, packaging, warehousing and distribution of future products. We are also in the process of establishing our international regulatory, clinical and commercial infrastructure, which includes the hiring of our management team for international operations and establishing legal entities beginning in Europe and throughout the world.

We also have a strategic alliance with Pharmion Corporation to expand the THALOMID(R) franchise in all countries other than the United States, Canada, Mexico, Japan and all provinces of China other than Hong Kong. The strategic partnership combines Pharmion's global development and marketing expertise and our intellectual property. The alliance is designed to accelerate the establishment of THALOMID(R) as an important therapy in the international markets. To date, Pharmion has received regulatory approval in Australia, New Zealand, Turkey and Israel to market and distribute Thalidomide for the treatment of multiple myeloma after the failure of standard therapies, as well as for the treatment of complications of leprosy. In October 2004, we acquired Penn T Limited, a worldwide supplier of THALOMID(R). Through manufacturing agreements entered into with a third party in connection with this acquisition, we are able to control manufacturing for THALOMID(R) worldwide and we also increased our participation in the potential sales growth of THALOMID(R) in key international markets.

SALES AND COMMERCIALIZATION

We have a 234-person (including CCT) U.S. pharmaceutical commercial organization. These individuals have considerable experience in the pharmaceutical industry, and many have experience with oncological and immunological products. We expect to expand our sales and commercialization group to support products we develop to treat oncological and immunological diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For drugs with indications involving larger patient populations, we may partner with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales and marketing resources as appropriate to take advantage of product in-licensing and product acquisition opportunities.

EMPLOYEES

As of February 1, 2006, we had 944 full-time employees, 531 of who were engaged primarily in research and development activities, 234 (including CCT) who were engaged in sales and commercialization activities and the remainder of who were engaged in executive and general and administrative activities. We also maintain consulting arrangements with a number of researchers at various universities and other research institutions in Europe and the United States.

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

o        our asset/liability risk management; and

o        our operational and legal risks.

These and other forward-looking statements involve risks and uncertainties. Actual results may differ materially from those expressed or implied in those statements. Factors that could cause such differences include, but are not limited to, those discussed under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 1A. RISK FACTORS

ALTHOUGH WE ARE CURRENTLY PROFITABLE, WE HAVE A HISTORY OF OPERATING LOSSES AND AN ACCUMULATED DEFICIT.

For the years ended December 31, 2005, 2004 and 2003, we posted net income of $63.7 million, $52.8 million and $25.7 million, respectively. Prior to 2003, we had sustained losses in each year since our incorporation in 1986. In addition, we had an accumulated deficit of $170.8 million at December 31, 2005 compared with $234.4 million at December 31, 2004. We expect to make substantial expenditures to further develop and commercialize our products. We also expect that our rate of spending will accelerate as the result of increased clinical trial costs and expenses associated with regulatory approval and commercialization of products now in development and products discovered, licensed or acquired by us in the future.

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

     o the timing and level of research and development and sales and marketing, including product launch costs;

     o the timing and level of reimbursement from third-party payors for our products;

     o the timing of the introduction and market acceptance of new products by us or competing companies;

     o the development or expansion of business infrastructure in new clinical and geographic markets;

     o    the acquisition of new products and companies;

     o    tax rates in the jurisdictions in which we operate;

     o the timing and recognition of certain research and development milestones and license fees; and

     o    our ability to control our costs.

IF WE ARE UNSUCCESSFUL IN DEVELOPING AND COMMERCIALIZING OUR PRODUCTS, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED WHICH COULD HAVE A NEGATIVE IMPACT ON THE VALUE OF OUR SECURITIES.

Many of our products and processes are in the early or mid-stages of research and development and will require the commitment of substantial financial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. With the exception of REVLIMID(R), THALOMID(R), ALKERAN(R), FOCALIN(TM) and FOCALIN XR(TM) (the extended release version), all of our other product candidates will require further development, clinical testing and regulatory approvals before initial commercial marketing in the United States and internationally. Moreover, REVLIMID(R) requires further preclinical and clinical testing as a condition of approval and all of our commercially available products will require further development, clinical testing and regulatory approvals as we seek approvals in new indications and geographic markets. If it becomes too expensive to sustain our present commitment of resources on a long-term basis, we will be unable to continue certain necessary research and development activities. Furthermore, we cannot be certain that our clinical testing will render satisfactory results, or that we will receive required regulatory approvals for our new products or new indications. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition, results of operations and liquidity could be materially adversely affected which could have a negative impact on the value of our common stock or debt securities obligations.

DURING THE NEXT SEVERAL YEARS, WE WILL BE VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF REVLIMID(R), THALOMID(R), ALKERAN(R), FOCALIN(TM), AND FOCALIN XR(TM).

At our present and anticipated level of operations, we may not be able to maintain profitability without continued growth in our revenues. The growth of our business during the next several years will be largely dependent on the commercial success of REVLIMID(R) and our other products. REVLIMID(R) was approved by the FDA on December 27, 2005 for the treatment of certain myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality. REVLIMID(R) will be distributed through contracted pharmacies under the RevAssist(sm) program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID(R). We do not have long-term data on the use of the product and cannot predict whether REVLIMID(R) will gain widespread acceptance, which will mostly depend on the acceptance of regulators, physicians, patients and other key opinion leaders as a relatively safe and effective drug that has certain advantages as compared to existing or future therapies. In addition, some of our products compete with one another as therapies designed to treat cancer. For example, market acceptance of REVLIMID(R) may result to the detriment of THALOMID(R) and ALKERAN(R). We are also seeking to market REVLIMID(R) in Europe as well as for other indications in the United States. A delay in gaining the requisite regulatory approvals could negatively impact our growth plans and the value of our common stock or debt securities obligations.

THALOMID(R) is currently approved as a therapy for the treatment of ENL. However, the market for the use of THALOMID(R) in patients suffering from ENL is relatively small and we are dependent on revenues generated from its off-label use in treating multiple myeloma and other forms of cancer. We have filed an sNDA with the FDA seeking to market THALOMID(R) as a treatment in multiple myeloma and are awaiting FDA action. If THALOMID(R) does not receive market approval, its off-label use in treating multiple myeloma and other forms of cancer may diminish over time. In addition, if adverse experiences are reported in connection with the use of THALOMID(R) by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of our other products, including REVLIMID(R). Also, we are dependent upon sales of ALKERAN(R), which we license from GSK, and royalties based on Novartis' sales of FOCALIN XR(TM), which we cannot directly impact.

Our revenues and profits would be negatively impacted if generic versions of any of these products were to be approved and launched.

WE FACE THE RISK OF PRODUCT LIABILITY CLAIMS.

We may be subject to a variety of product liability or other claims based on allegations that the use of our technology or products has resulted in adverse effects, whether by participants in our clinical trials, by patients using our products or by other persons exposed to our products. Thalidomide, when used by pregnant women, has resulted in serious birth defects. Therefore, necessary and strict precautions must be taken by physicians prescribing the drug and pharmacies dispensing the drug to women with childbearing potential. These precautions may not be observed in all cases or, if observed, may not be effective. Use of thalidomide has also been associated, in a limited number of cases, with other side effects, including nerve damage. Although we have product liability insurance that we believe is sufficient, we may be unable to maintain existing coverage or obtain additional coverage on commercially reasonable terms if required, or our coverage may be inadequate to protect us in the event of a multitude of claims being asserted against us. Our obligation to defend against or pay any product liability or other claim may be expensive and divert the efforts of our management and technical personnel.

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, DEMAND FOR OUR PRODUCTS WILL DETERIORATE OR NOT MATERIALIZE AT ALL.

It is necessary that our and our distribution partners' products, including REVLIMID(R), THALOMID(R), ALKERAN(R), FOCALIN(TM) and FOCALIN XR(TM), and the RITALIN(R) family of drugs achieve and maintain market acceptance. A number of factors can render the degree of market acceptance of our products uncertain, including the products' efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payors, such as government and private insurance plans. In particular, thalidomide, when used by pregnant women, has resulted in serious birth defects, and the negative history associated with thalidomide and birth defects may decrease the market acceptance of THALOMID(R). In addition, the products that we are attempting to develop through our Celgene Cellular Therapeutics subsidiary may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies which are now, or may be in the future, manufactured and marketed by major pharmaceutical and biopharmaceutical companies. Furthermore, public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community. If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.

WE HAVE NO COMMERCIAL MANUFACTURING FACILITIES AND IF THE THIRD-PARTY MANUFACTURERS UPON WHOM WE RELY FAIL TO PRODUCE ON A TIMELY BASIS THE RAW MATERIALS OR FINISHED PRODUCTS IN THE VOLUMES THAT WE REQUIRE OR FAIL TO MEET QUALITY STANDARDS AND MAINTAIN NECESSARY LICENSURE FROM REGULATORY AUTHORITIES, WE MAY BE UNABLE TO MEET DEMAND FOR OUR PRODUCTS, POTENTIALLY RESULTING IN LOST REVENUES.

We do not currently manufacture any of our products on a commercial scale and have contracted with third-party manufacturers to supply the raw materials and finished products to meet our needs. Although a site has been purchased in Neuchatel, Switzerland, and we are constructing a drug product manufacturing facility, we cannot utilize this facility to manufacture our marketed products until we obtain necessary FDA clearance. Additionally, we intend to continue to utilize outside manufacturers as needed to produce certain of our products on a commercial scale.

The active pharmaceutical ingredient, or API, for THALOMID(R) is manufactured by Eagle Picher Pharmaceutical Services, a Division of Eagle-Picher Incorporated, which has filed to reorganize under Chapter 11 of the Bankruptcy Code. We currently have adequate supplies of API for THALOMID(R) on hand to support our projected long-term requirements and do not believe that the Eagle-Picher Chapter 11 bankruptcy filing will result in any supply disruptions for the foreseeable future. In addition, a second supplier is currently being qualified. We rely on two drug product manufacturers, Penn Pharmaceuticals Services Limited and Institute of Drug Technology Australia Limited for the formulation and encapsulation of the finished dosage form of THALOMID(R) capsules, and on one contract packager, Sharp Corporation, for the packaging of the final product.

The API for FOCALIN(TM) is currently obtained from two suppliers, Johnson Matthey Inc. and Seigfried USA, Inc., and we rely on a single manufacturer, Mikart, Inc., for the tableting and packaging of FOCALIN(TM) finished product. We obtain the API for FOCALIN XR(TM) from Johnson Matthey Inc., on behalf of Novartis for the manufacture of FOCALIN XR(TM) finished product.

We have entered into an agreement with Evotec OAI Limited for the supply of REVLIMID(R) API, and have contracted with OSG Norwich Pharmaceuticals and Penn Pharmaceuticals Services Limited for the manufacture of REVLIMID(R) finished product.

In all the countries where we sell our products, governmental regulations exist to define standards for manufacturing, packaging and labeling and storing. All of our suppliers of raw materials and contract manufacturers must comply with these regulations. Failure to do so could result in supply interruptions. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practices (cGMP) regulations and guidelines. Failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products. If our outside manufacturers do not meet our requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue supplying such products could substantially decline.

WE HAVE LIMITED MARKETING AND DISTRIBUTION CAPABILITIES.

Although we have a 234-person (including CCT) U.S. pharmaceutical commercial organization to support our products, we may be required to seek one or more corporate partners to provide marketing services with respect to certain of our products. Any delay in securing these resources could substantially delay or curtail the marketing of these products. We have contracted with Ivers Lee Corporation, d/b/a Sharp, a specialty distributor, to distribute THALOMID(R) and REVLIMID(R). If Sharp does not perform its obligations, our ability to distribute THALOMID(R) and REVLIMID(R) may be severely restricted.

WE RECEIVE SIGNIFICANT REVENUES FROM COLLABORATIONS AND MAY BE DEPENDENT ON COLLABORATIONS AND LICENSES WITH THIRD PARTIES.

Our ability to fully commercialize our preclinical and clinical-stage pipeline, if developed, may depend to some extent upon our entering into collaborations with other pharmaceutical and biopharmaceutical companies with the requisite experience and financial and other resources to obtain regulatory approvals and to manufacture and market such products. Our collaborations and licenses include an exclusive license (excluding Canada) to Novartis for the development and commercialization of FOCALIN(TM) and FOCALIN XR(TM); an agreement with Pharmion Corporation to expand the THALOMID(R) franchise internationally; and an agreement with GSK enabling us to distribute, promote and sell ALKERAN(R). Our present and future arrangements may be jeopardized if any or all of the following occur:

     o we are not able to enter into additional joint ventures or other arrangements on acceptable terms, if at all;

     o our joint ventures or other arrangements do not result in a compatible working relationship;

     o our partners change their business priorities, fail to perform as agreed upon or experience financial difficulties that disrupt necessary business operations;

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

WE MAY CONTINUE TO MAKE STRATEGIC ACQUISITIONS OF OTHER COMPANIES BUSINESSES OR PRODUCTS AND THESE ACQUISITIONS INTRODUCE SIGNIFICANT RISKS AND UNCERTAINTIES, INCLUDING RISKS RELATED TO INTEGRATING THE ACQUIRED BUSINESSES AND PRODUCTS AND TO ACHIEVING BENEFITS FROM THE ACQUISITIONS.

To take advantage of external growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (1) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner; (2) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions; (3) the risk that the technologies acquired do not evolve as anticipated; (4) contracts, agreements, assets and liabilities are not as represented; (5) the potential loss of key employees of the acquired businesses; (6) the risk of diverting the attention of senior management from our other operations; (7) the risks of entering new markets in which we have limited experience; (8) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; (9) future impairments of goodwill and other intangibles of an acquired business; and, (10) the impact that possible in-process research and development charges may have on future earnings.

Many acquisition candidates in the biopharmaceuticals industry carry high price to earnings valuations. As a result, acquiring a business that has a high valuation may be dilutive to our earnings, especially when the acquired business has little or no revenue.

Key employees of acquired businesses may receive substantial value in connection with a transaction in the form of change-in-control agreements, acceleration of stock options and the lifting of restrictions on other equity-based compensation rights. To retain such employees and integrate the acquired business, we may offer additional, sometimes costly, retention incentives.

THE HAZARDOUS MATERIALS WE USE IN OUR RESEARCH, DEVELOPMENT AND OTHER BUSINESS OPERATIONS COULD RESULT IN SIGNIFICANT LIABILITIES WHICH COULD EXCEED OUR INSURANCE COVERAGE AND FINANCIAL RESOURCES.

We use certain hazardous materials in our research, development and general business activities. While we believe we are currently in substantial compliance with the federal, state and local laws and regulations governing the use of these materials, we cannot be certain that accidental injury or contamination will not occur. Any such accident or contamination could result in substantial liabilities that could exceed our insurance coverage and financial resources. Additionally, the cost of compliance with environmental and safety laws and regulations may increase in the future, requiring us to expend more financial resources either in compliance or in purchasing supplemental insurance coverage.

THE PHARMACEUTICAL INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION WHICH PRESENTS NUMEROUS RISKS TO US.

The discovery, preclinical development, clinical trials, manufacturing, marketing and labeling of pharmaceuticals and biologics are all subject to extensive regulation by numerous governmental authorities and agencies in the United States and other countries. If we or our contractors and collaborators are delayed in receiving, or are unable to obtain at all, necessary governmental approvals, we will be unable to effectively market our products.

The testing, marketing and manufacturing of our products require regulatory approval, including approval from the FDA and, in some cases, from the U.S. Environmental Protection Agency, or the EPA, or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. Certain of our pharmaceutical products, such as FOCALIN(TM), fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency, or DEA, of the U.S. Department of Justice in order to handle and distribute these products. The regulatory approval process presents several risks to us:

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

     o The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and reimbursed and may impose significant limitations in the nature of warnings, precautions and contra-indications that could materially affect the sales and profitability of the drug;

     o    Pricing and reimbursement controls;

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

     o Once a product receives marketing approval, we may not market that product for broader or different applications, and the FDA may not grant us approval with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing approvals in a significant manner or promulgate additional regulations restricting the sale of our present or proposed products;

     o Products, such as REVLIMID(R), that are subject to accelerated approval can be subject to an expedited withdrawal if the post-marketing study commitments are not completed with due diligence, the post-marketing restrictions are not adhered to or are shown to be inadequate to assure the safe use of the drug, or evidence demonstrates that the drug is not shown to be safe and effective under its conditions of use. Additionally, promotional materials for such drugs are subject to enhanced surveillance, including pre-approval review of all promotional materials used within 120 days following marketing approval and a requirement for the submissions 30 days prior to initial dissemination of all promotional materials disseminated after 120 days following marketing approval.

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

The FDA's Center for Biologics Evaluation and Research currently regulates under 21 CFR Parts 1270 and 1271 human tissue intended for transplantation that is recovered, processed, stored or distributed by methods that do not change tissue function or characteristics and that is not currently regulated as a human drug, biological product or medical device. Certain stem cell activities fall within this category. Part 1270 requires tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease and to maintain records. It also provides for inspection by the FDA of tissue establishments. Part 1271 requires human cells, tissue and cellular and tissue-based product establishments (HCT/Ps) to register with the agency and list their HCT/Ps.

Currently, we are required to be, and are, licensed to operate in New York and New Jersey, two of the states in which we currently collect placentas and umbilical cord blood for our allogeneic and private stem cell banking businesses. If other states adopt similar licensing requirements, we would need to obtain such licenses to continue operating. If we are delayed in receiving, or are unable to obtain at all, necessary licenses, we will be unable to provide services in those states and this would impact negatively on our revenues.

WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND OUR PRODUCTS MAY BE SUBJECT TO GENERIC COMPETITION.

Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical firms, including ours, can be uncertain and involve complex legal and factual questions.

Under the current U.S. patent laws, patent applications in the United States are maintained in secrecy from four to eighteen months, and publication of discoveries in the scientific and patent literature often lag behind actual discoveries. Thus, we may discover sometime in the future that we, or the third parties from whom we have licensed patents or patent applications, were not the first to make and/or file the inventions covered by the patents and patent applications in which we have or seek rights. In the event that a third party has also filed a patent application for any of the inventions claimed in our patents or patent applications, or those we have licensed-in, we could become involved in an interference proceeding declared by the U.S. Patent and Trademark Office to determine priority of invention or an opposition proceeding in other places such as Europe. Such an interference or opposition could result in the loss of an issued U.S. or foreign patent, respectively, or loss of any opportunity to secure U.S. patent protection for that invention. Even if the eventual outcome is favorable to us, such proceedings could result in substantial cost and delay to us and limit the scope of the claimed subject matter.

In addition, the coverage sought in a patent application may not be obtained or may be significantly reduced before the patent is issued. Consequently, if our pending applications, or pending application that we have licensed-in from third parties, do not result in the issuance of patents or if any patents that are issued do not provide significant proprietary protection or commercial advantage, our ability to sustain the necessary level of intellectual property rights upon which our success depends may be restricted.

Moreover, different countries have different procedures for obtaining patents, and patents issued in different countries provide different degrees of protection against the use of a patented invention by others. Therefore, if the issuance to us or our licensors, in a given country, of a patent covering an invention is not followed by the issuance in other countries of patents covering the same invention, or if any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country is not similar to the interpretation given to the corresponding patent issued in another country, our ability to protect our intellectual property in other countries may be limited.

Furthermore, even if our patents, or those we have licensed-in, are issued, our competitors may still challenge the scope, validity or enforceability of such patents in court, requiring us to engage in complex, lengthy and costly litigation. Alternatively, our competitors may be able to design around such patents and compete with us using the resulting alternative technology. If any of our issued or licensed patents are infringed, we may not be successful in enforcing our or our licensor's intellectual property rights or defending the validity or enforceability of our issued patents and subsequently not be able to develop or market applicable product exclusively.

FDA regulatory exclusivity for thalidomide has expired so that generic drug companies can file an abbreviated new drug application, or ANDA, to seek approval to market thalidomide in the United States. However, such an ANDA filer will need to challenge the validity or enforceability of our United States patents relating to our S.T.E.P.S.(R) program or to demonstrate that they do not use an infringing risk management program. We cannot predict whether an ANDA challenge to our patents will be made, nor can we predict whether our S.T.E.P.S.(R) patents can be circumscribed or invalidated or otherwise rendered unenforceable. However, if such an ANDA was filed and approved by the FDA, and the generic company was successful in challenging our patents listed in the Orange Book for THALOMID(R), the generic company would be permitted to sell a generic thalidomide product.

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

Our right to practice the inventions claimed in certain patents that relate to THALOMID(R) arises under licenses granted to us by others, including The Rockefeller University and Children's Medical Center Corporation, or CMCC. In addition to these patents, which relate to thalidomide, we have also licensed from CMCC certain patents relating to thalidomide analogs. In December 2002, we entered into an exclusive license agreement with CMCC and EntreMed Inc. pursuant to which CMCC exclusively licensed to us certain patents and patent applications that relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and all stereoisomers thereof. Our license under the December 2002 agreement is worldwide and royalty-bearing, and we have complete control over the prosecution of the licensed thalidomide analog patent rights. Under this December 2002 agreement, we are obligated to comply with certain milestones for a REVLIMID(R) approval and royalties with respect to sales of REVLIMID(R). The December 2002 agreement also grants us an option for a certain time period to inventions in the field of thalidomide analogs that may be developed at CMCC in the laboratory of Dr. Robert D'Amato, pursuant to the terms and conditions of a separate Sponsored Research Agreement negotiated between CMCC and us.

Further, while we believe these confidentiality agreements and license agreements to be valid and enforceable, our rights under these agreements may not continue or disputes concerning these agreements may arise. If any of the foregoing should occur, we may be unable to rely upon our unpatented proprietary and trade secret technology, or we may be unable to use the third-party proprietary technology we have licensed-in, either of which may prevent or hamper us from successfully pursuing our business.

On August 19, 2004, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALIN(TM). The notification letters contend that United States Patent Nos. 5,908,850, or '850 patent, and 6,355,656, or '656 patent, were invalid. The '656 patent is currently the subject of reexamination proceedings in the United States Patent and Trademark Office. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or '530 patent, in the Orange Book in association with the FOCALIN(TM) NDA. Neither the '656 patent nor the '530 patent is part of the patent infringement action against Teva. This case does not involve an ANDA for RITALIN LA(R) or FOCALIN XR(TM) as such an ANDA has not been filed. Recently, Teva amended its answer to contend that the '850 patent was not infringed by the filing of its ANDA, and that the '850 patent is not enforceable due to an allegation of inequitable conduct. Fact discovery expired on February 28, 2006. No trial date has been set. If successful, Teva will be permitted to sell a generic version of FOCALIN(TM), which could significantly reduce our sales of FOCALIN(TM) to Novartis.

It is also possible that third-party patent applications and patents could issue with claims that broadly cover certain aspects of our business or of the subject matter claimed in the patents or patent applications owned or optioned by us or licensed to us, which may limit our ability to conduct our business or to practice under our patents, and may impede our efforts to obtain meaningful patent protection of our own. If patents are issued to third parties that contain competitive or conflicting claims, we may be legally prohibited from pursuing research, development or commercialization of potential products or be required to obtain licenses to these patents or to develop or obtain alternative technology. We may be legally prohibited from using patented technology, may not be able to obtain any license to the patents and technologies of third parties on acceptable terms, if at all, or may not be able to obtain or develop alternative technologies. Consequently, if we cannot successfully defend against any patent infringement suit that may be brought against us by a third-party, we may lose the ability to continue to conduct our business as we presently do, or to practice certain subject matter delineated by patent claims that we have exclusive rights to, whether by ownership or by license, and that may have a material adverse effect on our business.

We rely upon trademarks and service marks to protect our rights to the intellectual property used in our business. On October 29, 2003, we filed a lawsuit against Centocor, Inc. to prevent Centocor's use of the term "I.M.I.D.s" in connection with Centocor's products, which use, we believe, is likely to cause confusion with our IMiDs(R) registered trademark for compounds (including REVLIMID(TM)) developed or being developed by us to treat cancer and inflammatory diseases. If we are not successful in this suit, it may be necessary for us to adopt a different trademark for that class of compounds and thereby lose the value we believe we have built in the "IMiDs(R)" mark.

On January 15, 2004, an opposition proceeding was brought by Celltech R&D Ltd. against granted European Patent 0728143 which we have licensed from the University of California relating to JNK 1 and JNK 2 polypeptides. This proceeding is directed solely to our claims for JNK 2 and not JNK 1. An oral hearing occurred in October of 2005 in which the European Patent Office advised us of its intent to revoke certain of our claims. We await a written decision. The written decision may be appealed. We do have other JNK 1 and JNK European patent application claims pending.

THE PHARMACEUTICAL AND BIOTECH INDUSTRY IS HIGHLY COMPETITIVE AND SUBJECT TO RAPID AND SIGNIFICANT TECHNOLOGICAL CHANGE.

The pharmaceutical industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including but not limited to:

     o Amgen, which potentially competes with our TNF(alpha) and kinase inhibitors;

     o Novartis, which potentially competes with our IMiDs(R) compounds and kinase programs;

     o Bristol Myers Squibb Co., which potentially competes in clinical trials with our IMiDs(R) compounds and TNF(alpha) inhibitors;

     o Genentech, Inc., which potentially competes in clinical trials with our IMiDs(R) compounds and TNF(alpha) inhibitors;

     o AstraZeneca plc, which potentially competes in clinical trials with our IMiDs(R) compounds and TNF(alpha) inhibitors;

     o Millennium Pharmaceuticals Inc., which potentially competes in clinical trials with our IMiDs(R) compounds as well as with THALOMID(R);

     o Vertex Pharmaceuticals Inc. and Pfizer Inc., which potentially compete in clinical trials with our kinase inhibitors; and

     o Biogen IDEC Inc. and Genzyme Corporation, both of which are generally developing drugs that address the oncology and immunology markets.

Many of these companies have considerably greater financial, technical and marketing resources than we. We also experience competition from universities and other research institutions, and in some instances, we compete with others in acquiring technology from these sources. The pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances in the field are made and become more widely known. The development of products or processes by our competitors with significant advantages over those that we are seeking to develop could cause the marketability of our products to stagnate or decline.

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

WE HAVE GROWN RAPIDLY, AND IF WE FAIL TO ADEQUATELY MANAGE THAT GROWTH OUR BUSINESS COULD BE ADVERSELY IMPACTED.

We have an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot control. For example:

     o we will need to generate higher revenues to cover a higher level of operating expenses, and our ability to do so may depend on factors that we do not control;

     o    we will need to assimilate new staff members;

     o we will need to manage complexities associated with a larger and faster growing multinational organization; and

     o we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing capacity, and our ability to do so may depend on factors that we do not control.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO SELL THE COMMON STOCK WHEN YOU WANT OR AT PRICES YOU FIND ATTRACTIVE.

There has been significant volatility in the market prices for publicly traded shares of biopharmaceutical companies, including ours. We expect that the market price of our common stock will continue to fluctuate. After adjusting prices to reflect our two-for-one stock split effected on February 17, 2006, the intra-day price of our common stock fluctuated from a high of $32.68 per share to a low of $12.35 per share in 2005. On December 31, 2005, our common stock closed at a split-adjusted price of $32.40 per share. The price of our common stock may not remain at or exceed current levels. The following key factors may have an adverse impact on the market price of our common stock:

     o results of our clinical trials or adverse events associated with our marketed products;

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

     o changes in pricing and third-party reimbursement policies for our products; or

     o    fluctuations in our operating results.

In addition, the stock market in general and the biotechnology sector in particular has experienced extreme volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the market price of our common stock.

THE NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Future sales of substantial amounts of our common stock or debt or other securities convertible into common stock could adversely affect the market price of our common stock. As of December 31, 2005, after adjusting prices to reflect our two-for-one stock split effected on February 17, 2006, there were outstanding stock options and warrants for 50,999,074 shares of common stock, of which 49,865,160 were currently exercisable at an exercise price range between $0.04 per share and $35.67 per share, with a weighted average exercise price of $13.95 per share. In addition, in June 2003, we issued $400.0 million of unsecured convertible notes that are currently convertible into 33,022,360 shares of our common stock at the conversion price of $12.1125. The conversion of some or all of these notes will dilute the ownership interest of existing stockholders.

OUR SHAREHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BY-LAW PROVISIONS MAY DETER A THIRD-PARTY FROM ACQUIRING US AND MAY IMPEDE THE STOCKHOLDERS' ABILITY TO REMOVE AND REPLACE OUR MANAGEMENT OR BOARD OF DIRECTORS.

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

Our board of directors has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges and preferences of those shares. An issuance of preferred stock could discourage a third-party from acquiring a majority of our outstanding voting stock. Additionally, our board of directors has adopted certain amendments to our by-laws intended to strengthen the board's position in the event of a hostile takeover attempt. These provisions could impede the stockholders' ability to remove and replace our management and/or board of directors.

Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which may also dissuade a potential acquirer of our common stock.

BEGINNING IN JANUARY 2006, WE WILL BE REQUIRED TO EXPENSE THE FAIR VALUE OF STOCK OPTIONS GRANTED UNDER OUR STOCK INCENTIVE PLANS AND OUR NET INCOME AND EARNINGS PER SHARE WILL BE SIGNIFICANTLY REDUCED AS A RESULT.

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," or SFAS 123R. SFAS 123R requires compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities to continue to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a material effect on our consolidated financial statements. See Note 1, Nature of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included elsewhere in this Annual Report for the pro forma impact on net income and net income per share from calculating stock-based compensation cost under the fair value method of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123.

In December 2005, in recognition of the significance of the REVLIMID(R) regulatory approval, the Board of Directors approved a resolution to grant the 2006 annual stock option awards in 2005 pursuant to the 1998 Stock Incentive Plan, or the 1998 Plan, and the 1998 Non-Employee Directors' Incentive Plan. All stock options awarded pursuant to the 1998 Plan were granted fully vested, with half issued at an exercise price, or strike price, of $34.05 per option and the other half issued at a strike price of $35.67 per option, which was at a premium to the closing price of $32.43, adjusted for the February 17, 2006 two-for-one stock split, of our common stock on the Nasdaq National Market on the grant date of December 29, 2005. The Board's decision to grant these options was in recognition of the REVLIMID(R) regulatory approval and in response to a review of our long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of FASB No. 123R, which we are required to adopt effective the first quarter of 2006. Management believes that granting these options prior to the adoption of FASB No. 123R will result in our not being required to recognize cumulative compensation expense of approximately $70.8 million for the four-year period ending December 31, 2009.

AVAILABLE INFORMATION

Our current reports on Form 8-K, quarterly reports on Form 10-Q and annual reports on Form 10-K are electronically filed with or furnished to the Securities and Exchange Commission, or SEC, and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (http://www.celgene.com) as soon as reasonably practicable after such filing. Such reports will remain available on our website for at least twelve months. The contents of our website are not incorporated by reference into this annual report. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

In November 2004, we purchased approximately 45 acres of land and several buildings located in Summit, New Jersey, at a cost of $25.0 million. The purchase of this site enables us to consolidate our New Jersey locations into one corporate headquarters and provide the space needed to accommodate future expansion. In September 2005, we purchased a site in Neuchatel, Switzerland, for a U.S. dollar equivalency of approximately $3.2 million where we are currently constructing a drug product manufacturing facility, which is scheduled for completion during 2006. We also occupy the following facilities under lease arrangements that have remaining lease terms greater than one-year.

     o 73,500-square feet of laboratory and office space in Warren, New Jersey. The two leases for this facility have terms ending in May 2007 and July 2010, respectively, and each have two five-year renewal options. Annual rent for these facilities is approximately $0.8 million.

     o 78,202-square feet of laboratory and office space in San Diego, California. The lease for this facility has a term ending in August 2012 with one five-year renewal option. Annual rent for this facility is approximately $2.0 million and is subject to specified annual rental increases.

     o 20,234-square feet of office and laboratory space in Cedar Knolls, New Jersey. The leases for this facility have terms ending between September 2007 and April 2009 with renewal options ranging from either one or two additional five-year terms. Annual rent for this facility is approximately $0.3 million and is subject to specified annual rental increases.

     o 11,000-square feet of office and laboratory space in Baton Rouge, Louisiana. The lease for this facility has a term ending in May 2008 with one three-year renewal option. Annual rent for this facility is approximately $0.1 million.

Under these lease arrangements, we also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

ITEM 3. LEGAL PROCEEDINGS

We are not engaged in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Our common stock is traded on the NASDAQ National Market under the symbol "CELG." The following table sets forth, for the periods indicated, the split-adjusted intra-day high and low prices per share of common stock on the NASDAQ National Market:

    -------------------------------------------------------------------------
                                                     HIGH           LOW
                                              -------------------------------
    2005
    Fourth Quarter                                  $32.68        $22.59
    Third Quarter                                    29.41         19.77
    Second Quarter                                   21.62         16.60
    First Quarter                                    17.62         12.35

    2004
    Fourth Quarter                                  $16.29        $12.87
    Third Quarter                                    15.05         11.66
    Second Quarter                                   15.15         11.25
    First Quarter                                    12.23          9.37
    -------------------------------------------------------------------------

The last reported sales price per share of common stock on the NASDAQ National Market on March 3, 2006 was $40.11. As of January 17, 2006, there were approximately 47,965 holders of record of our common stock.

DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2005:

-----------------------------------------------------------------------------------------------------------------
                                                NUMBER OF              WEIGHTED-          NUMBER OF SECURITIES
                                               SECURITIES          AVERAGE EXERCISE     REMAINING AVAILABLE FOR
                                            TO BE ISSUED UPON          PRICE OF           FUTURE ISSUANCE UNDER
                                               EXERCISE OF           OUTSTANDING       EQUITY COMPENSATION PLANS,
                                           OUTSTANDING OPTIONS,         OPTIONS,          EXCLUDING SECURITIES
            PLAN CATEGORY                  WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a)
                                                   (a)                    (b)                     (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
  security holders                               47,835,010                $13.91                     2,547,992
Equity compensation plans not approved
   by security holders                            3,164,064                $ 9.11                            --
                                          -----------------------------------------------------------------------
Total                                            50,999,074                $13.61                     2,547,992
=================================================================================================================

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statement of Operations for the year ended December 31, 2005, 2004 and 2003 and the Consolidated Balance Sheet data as of December 31, 2005 and 2004 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2002 and 2001 and the Consolidated Balance Sheets data as of December 31, 2003, 2002 and 2001 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results of operations.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      YEARS ENDED DECEMBER 31,
 IN THOUSANDS, EXCEPT PER SHARE DATA                               2005           2004         2003           2002           2001
------------------------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Total revenue                                                 $ 536,941      $ 377,502     $ 271,475     $ 135,746      $ 114,243
  Costs and operating expenses                                    453,357        334,774       274,124       250,367        139,186
  Other income, net                                                 7,551         20,443        28,310        23,031         20,807
  Equity in losses of associated company                            6,923             --            --            --             --
  Income tax provision (benefit)                                   20,556         10,415           718           (98)        (1,232)
                                                               ---------------------------------------------------------------------
  Income (loss) from continuing
   Operations                                                      63,656         52,756        24,943       (91,492)        (2,904)
  Discontinued operations:
   Gain on sale of chiral assets                                       --           --             750         1,000            992
                                                               ---------------------------------------------------------------------
   Net income (loss) applicable to common
   stockholders                                                 $  63,656      $  52,756     $  25,693     $ (90,492)     $  (1,912)
                                                                ====================================================================

  Income (loss) from continuing operations
  per common share(1):
   Basic                                                        $    0.19      $    0.16     $    0.08     $   (0.30)     $   (0.01)
   Diluted                                                      $    0.18      $    0.15     $    0.07     $   (0.30)     $   (0.01)
   Discontinued operations per common share(1):
   Basic                                                        $      --      $      --     $    0.01     $      --      $      --
                                                                $      --      $      --     $    0.01     $      --      $      --
  Net income (loss) applicable to common
  stockholders(1):
   Basic                                                        $    0.19      $    0.16     $    0.08     $   (0.29)     $   (0.01)
   Diluted                                                      $    0.18      $    0.15     $    0.08     $   (0.29)     $   (0.01)

  Weighted average number of shares of
  common stock outstanding (1):
   Basic                                                          335,512        327,738       323,548       309,348        300,432
   Diluted                                                        390,585        345,710       341,592       309,348        300,432
------------------------------------------------------------------------------------------------------------------------------------

(1) Amounts have been adjusted for the two-for-one stock splits effected in February 2006 and October 2004.

------------------------------------------------------------------------------------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
IN THOUSANDS                                   2005           2004           2003           2002           2001
------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS DATA
  Cash, cash equivalents, and marketable
  securities                               $   724,260    $   748,537    $   666,967    $   261,182    $   310,041
Total assets                                 1,246,637      1,107,293        813,026        336,795        353,982
  Long-term obligations under capital
    leases and equipment notes payable               2              4             16             40             46
  Convertible notes                            399,984        400,000        400,000           --           11,714
  Accumulated deficit                         (170,754)      (234,410)      (287,166)      (312,859)      (222,367)
  Stockholders' equity                         635,775        477,444        331,744        281,814        310,425
------------------------------------------------------------------------------------------------------------------


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a multi-national integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our lead products are: REVLIMID(R), which gained recent FDA approval in MDS patients with the 5q chromosomal deletion and is under review by the FDA for multiple myeloma and THALOMID(R) (thalidomide), which is currently marketed for the treatment of erythema nodosum leprosum, or ENL, and under review by the FDA for the treatment of multiple myeloma. Over the past several years, THALOMID(R) net sales have grown steadily driven mainly by its off-label use for treating multiple myeloma and other cancers. The sales growth of THALOMID(R) has enabled us to make substantial investments in research and development, which has advanced our broad portfolio of drug candidates in our product pipeline, including a pipeline of IMiDs(R) compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties. We believe that the sales growth of THALOMID(R), the growth potential for REVLIMID(R), the depth of our product pipeline, near-term regulatory activities and clinical data reported at major medical conferences provide the catalyst for future growth.

FACTORS AFFECTING FUTURE RESULTS

Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products, the timing and market acceptance of new products launched by us or competing companies, the timing of research and development milestones, challenges to our intellectual property and our ability to control costs. See also the Risk Factors discussion in Part I, Item 1A of this Annual Report on Form 10-K. Some of the more salient factors that we are focused on are: the ability of REVLIMID(R) to successfully penetrate relevant markets; competitive risks; and our ability to advance clinical and regulatory programs.

THE ABILITY OF REVLIMID(R) TO SUCCESSFULLY PENETRATE RELEVANT MARKETS:
REVLIMID(R) was approved by the FDA on December 27, 2005 for the treatment of certain myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality and we have begun to execute our product launch strategies, which includes among other things: registering physicians in the RevAssist(sm) program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of

REVLIMID(R); sponsoring numerous medical education programs designed to educate physicians on MDS; and, partnering with contracted pharmacies to ensure safe and rapid distribution of REVLIMID(R). In addition, we have implemented an expanded access program to provide patients with relapsed or refractory multiple myeloma free access to REVLIMID(R) while the FDA reviews our sNDA for that indication. We do not, however, have long-term data on the use of the product and cannot predict whether REVLIMID(R) will gain widespread acceptance, which will mostly depend on the acceptance of regulators, physicians, patients and opinion leaders. The success of REVLIMID(R) will also depend, in part, on prescription drug coverage by government health agencies, commercial and employer health plans, and other third-party payers. As an oral targeted cancer agent, REVLIMID(R) qualifies as a Medicare Part D drug. Each Part D plan will review REVLIMID(R) for addition to their formulary. As with all new products introduced into the market, there may be some lag time before being reviewed on each plan's formulary. We are encouraged that during this formulary review process, patients have been given access to REVLIMID(R) and there have been no reported denials for coverage.

COMPETITIVE RISKS: The landscape for the treatment of multiple myeloma and other cancer and immune-inflammatory related diseases is highly competitive. While competition could reduce THALOMID(R) sales and limit REVLIMID(R) launch expectations, we do not believe that competing products will eliminate REVLIMID(R) and THALOMID(R) use entirely. In addition, generic competition could reduce THALOMID(R) sales. However, we own intellectual property which includes, for example, U.S. patents covering our S.T.E.P.S.(R) distribution program for the safer delivery of thalidomide, which all patients receiving thalidomide in the United States must follow. We also have exclusive rights to several issued patents covering the use of THALOMID(R) in oncology and other therapeutic areas. Even if generic competition were able to enter the market, we expect REVLIMID(R), which is now available commercially, to at least partially replace THALOMID(R) sales.

ABILITY TO ADVANCE CLINICAL AND REGULATORY PROGRAMS: A major objective of our on-going clinical trials programs is to broaden our knowledge about the full potential of REVLIMID(R) and to continue to evaluate the drug in a broad range of indications including lymphocytic leukemia, Non-Hodgkin's Lymphoma, Amyloidosis and myelofibrosis. The significant near-term regulatory catalysts that we are focused on include: the FDA's decision regarding our sNDA for THALOMID(R) in multiple myeloma (a Prescription Drug User Fee Act, or PDUFA, date of May 25, 2006 has been set); the FDA's decision regarding our sNDA for REVLIMID(R) in relapsed or refractory multiple myeloma; and from an international perspective, the European Medicines Agency, or EMEA, decision regarding our Marketing Authorization Application, or MAA, for REVLIMID(R) in MDS with the 5q chromosomal deletion.

COMPANY BACKGROUND

In 1986, we were spun off from Celanese Corporation and in July 1987 we completed an initial public offering. Initially, our operations involved research and development of chemical and biotreatment processes for the chemical and pharmaceutical industries. Between 1990 and 1998, our revenues were derived primarily from the development and supply of chirally pure intermediates to pharmaceutical companies for use in new drug development. By 1998, sales of chirally pure intermediates became a less integral part of our strategic focus and, in January 1998 we sold the chiral intermediates business to Cambrex Corporation.

In July 1998, we received approval from the FDA to market THALOMID(R) for use in ENL, a complication of the treatment of leprosy, and in September 1998 we commenced sales of THALOMID(R) in the United States. Since then, sales of THALOMID(R) have grown significantly each year. In 2003, 2004 and 2005 we recorded net THALOMID(R) sales of $223.7 million, $308.6 million and $387.8 million, respectively.

In April 2000, we signed a licensing and development agreement with Novartis Pharma AG in which we granted to Novartis a license for FOCALIN(TM), our chirally pure version of RITALIN(R). The agreement provided for significant upfront and milestone payments to us based on the achievement of various stages in the regulatory approval process. It also provided for us to receive royalties on the entire family of RITALIN(R) products. Pursuant to the agreement we retained the rights to FOCALIN(TM) and FOCALIN XR(TM) in oncology indications.

In August 2000, we acquired Signal Pharmaceuticals, Inc., now Celgene Research San Diego, a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease. In November 2001, we licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of our intellectual property covering thalidomide and S.T.E.P.S(R) in all countries outside of North America, Japan, China, Taiwan and Korea (see our references below to the December 2004 amendment with respect to these territories). In December 2002, we acquired Anthrogenesis Corp., a privately held biotherapeutics company developing processes for the recovery of stem cells from human placental tissue following the completion of a successful full-term pregnancy for use in stem cell transplantation, regenerative medicine and biomaterials for organ and wound repair.

In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN(R), or melphalan, a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. The agreement requires that we purchase ALKERAN(R) from GSK and distribute the products in the United States under the Celgene label. The agreement has been extended through March 31, 2009.

In October 2004, we acquired Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R). Through manufacturing agreements entered into with a third party in connection with this acquisition, we are able to control manufacturing for THALOMID(R) worldwide and we also increase our participation in the potential sales growth of THALOMID(R) in key international markets. In December 2004, following our acquisition of Penn T, we amended the thalidomide supply agreement with Pharmion and granted them license rights in additional territories. As amended, the territory licensed to Pharmion is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China other than Hong Kong.

On December 27, 2005, the FDA approved REVLIMID(R) for the treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities.

Until 2003, we had sustained losses in each year since our incorporation in 1986. For the years ended December 31, 2003, 2004 and 2005 we posted net income of $25.7 million, $52.8 million and $63.7 million, respectively, and at December 31, 2005 we had an accumulated deficit of $170.8 million. We expect to make substantial additional expenditures to further develop and commercialize our products. We expect that our rate of spending will accelerate as a result of increases in clinical trial costs, expenses associated with regulatory approval and expenses related to commercialization of products currently in development. However, we anticipate these expenditures to be more than offset by increased product sales, royalties, revenues from various research collaborations and license agreements with other pharmaceutical and biopharmaceutical companies, and investment income.

STOCK SPLIT

On December 27, 2005, we announced that the Board of Directors approved a two-for-one stock split payable in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on February 17, 2006. The additional shares were distributed on February 24, 2006. As a result, our authorized shares increased from 280,000,000 to 580,000,000 and shares outstanding increased from 172,057,726 shares to 344,115,452 shares as of the close of business on February 24, 2006. All share and per share amounts in the consolidated financial statements have been restated to reflect the two-for-one stock split effective February 17, 2006.

RESULTS OF OPERATIONS -
FISCAL YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

TOTAL REVENUE: Total revenue and related percentages for the years ended December 31, 2005, 2004 and 2003, were as follows:

--------------------------------------------------------------------------------
                                                                 % CHANGE
                                                              ------------------
                                                               2004     2003
                                                                TO       TO
(IN THOUSANDS $)             2005       2004       2003        2005     2004
--------------------------------------------------------------------------------
Net product sales:
   THALOMID(R)             $387,816   $308,577   $223,686      25.7%    38.0%
   FOCALIN(TM)                4,210      4,177      2,383       0.8%    75.3%
   ALKERAN(R)                49,748     16,956     17,827     193.4%    (4.9%)
   REVLIMID(R)                2,862         --         --       N/A
   Other                        989        861        557      14.9%    54.6%
                           ------------------------------
Total net product sales    $445,625   $330,571   $244,453      34.8%    35.2%
Collaborative agreements
   and other revenue         41,334     20,012     15,174     106.5%    31.9%
Royalty revenue              49,982     26,919     11,848      85.7%   127.2%
                           ------------------------------
Total revenue              $536,941   $377,502   $271,475      42.2%    39.1%
================================================================================

NET PRODUCT SALES:

2005 COMPARED TO 2004: THALOMID(R) net sales were higher in 2005, as compared to 2004, primarily due to price increases implemented as we move towards a cost of therapy pricing structure as opposed to a price per milligram. Sales volumes decreased due to lower average daily doses; however, the total number of prescriptions for 2005 remained essentially flat when compared to the prior year period. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns, Medicaid rebates and distributor chargebacks, which are recorded based on historical data. Included in 2005 were sales of $8.7 million from our U.K. subsidiary, CUK II, to Pharmion Corporation. Focalin(TM) net sales, which are dependent on the timing of orders from Novartis for their commercial distribution, were essentially flat when compared to the prior year period. ALKERAN(R) net sales were higher in 2005, as compared to 2004, due to price increases implemented during 2005 and an increase in sales volumes. ALKERAN(R) use in combination therapies for the treatment of hematological diseases continues to grow driven by clinical data reported at major medical conferences around the world. Also contributing to the increase in ALKERAN(R) sales volumes was the resolution of supply disruptions experienced in 2004, which resolution led to more consistent supplies of ALKERAN(R) for injection and consequently more consistent end-market buying patterns. REVLIMID(R) was approved by the FDA on December 27, 2005 and the first commercial sales were recorded relating to initial stocking at certain contracted pharmacies that were registered under the RevAssist(TM) program. Other net product sales consist of sales of dehydrated human amniotic membrane for use in ophthalmic applications, which are generated through our Celgene Cellular Therapeutics division.

2004 COMPARED TO 2003: THALOMID(R) net sales were higher in 2004, as compared to 2003, primarily due to price increases implemented in the second half of 2003 and in the first nine months of 2004. The total number of prescriptions, which increased 9.4% from the prior year period, was offset by lower average daily doses. FOCALIN(TM) net sales were higher in 2004, as compared to 2003, due to the timing of shipments to Novartis for their commercial distribution. ALKERAN(R) net sales were lower in 2004, as compared to 2003, due to supply disruptions earlier in the year, which lead to inconsistent supplies of ALKERAN(R) IV and consequently inconsistent end-market buying patterns. Other net product sales consist of sales of dehydrated human amniotic membrane for use in ophthalmic applications, which are generated through our Celgene Cellular Therapeutics division.

GROSS TO NET SALES ACCRUALS: We record gross to net sales accruals for sales returns, sales discounts, Medicaid rebates and distributor charge-backs and services. Allowance for sales returns are based on the actual returns history for consumed lots and the trend experience for lots where product is still being returned. Sales discounts accruals are based on payment terms extended to customers. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization. Distributor charge-back accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on actual fees paid to wholesale distributors for services provided. Medicaid rebates and distributor charge-backs increased due to higher sales volumes and price increases, which increase the respective rebate and chargeback amounts. The gross to net accrued balances were $34.2 million and $19.7 million at December 31, 2005 and 2004, respectively. Gross to net sales accruals for the years ended December 31, 2005, 2004 and 2003 were as follows:

--------------------------------------------------------------------------------
                                                                    % CHANGE
                                                                ----------------
                                                                  2004    2003
                                                                   TO      TO
(IN THOUSANDS $)                2005       2004       2003        2005    2004
--------------------------------------------------------------------------------
Gross product sales           $548,853   $385,055   $283,208      42.5%   36.0%
Less: Gross to net sales
 accruals
   Returns and allowances       21,256     16,279     12,659      30.6%   28.6%
   Discounts                    10,948      7,448      5,503      47.0%   35.3%
   Medicaid rebates             35,098     15,780     12,975     122.4%   21.6%
   Distributor charge-backs     33,658     14,977      7,618     124.7%   96.6%
   Distributor services          2,268         --         --       N/A     N/A
                              ------------------------------
Total net product sales       $445,625   $330,571   $244,453      34.8%   35.2%
================================================================================

COLLABORATIVE AGREEMENTS AND OTHER REVENUE: Revenues from collaborative agreements and other sources in 2005 included a $20.0 million milestone payment from Novartis for the NDA approval of Focalin XR(TM); $13.9 million related to our sponsored research, license and other agreements with Pharmion Corporation; $5.1 million from umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USA(SM) business; $0.9 million for licensing to EntreMed, Inc. rights to develop and commercialize our tubulin inhibitor compounds; $0.5 million related to the agreements providing manufacturers of isotretinoin, a non-exclusive license to our S.T.E.P.S.(R) patent portfolio encompassing restrictive drug distribution systems; and, $0.9 million from other miscellaneous research and development agreements. Revenues from collaborative agreements and other sources in 2004 included a

$7.5 million milestone payment from Novartis related to their FOCALIN(R) XR NDA submission; $7.5 million related to our sponsored research, license and other agreements with Pharmion Corporation; $3.7 million of umbilical cord blood enrollment, collection and storage fees generated through our Celgene Cellular Therapeutics division; $0.5 million related to the agreements providing manufacturers of isotretinoin, a non-exclusive license to our S.T.E.P.S.(R) patent portfolio encompassing restrictive drug distribution systems; and $0.8 million from other miscellaneous research and development and licensing agreements. Revenues from collaborative agreements and other sources in 2003 included $6.0 million related to the agreement to terminate the Gelclair(TM) co-promotion agreement with OSI Pharmaceuticals Inc.; $4.3 million of thalidomide research and development funding and S.T.E.P.S. licensing fees received in connection with the Pharmion collaboration agreements; $1.3 million of reimbursements from Novartis for shipments of bulk raw material used in the formulation of FOCALIN(R) XR and utilized in clinical studies conducted by Novartis; $2.9 million of umbilical cord blood enrollment, collection and storage fees generated through our Stem Cell Therapies segment; and $0.7 million from other miscellaneous research and development and licensing agreements.

ROYALTY REVENUE: Royalty revenue in 2005 included $48.5 million of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs and Focalin XR(TM), which gained FDA approval on May 27, 2005; $0.6 million of royalties received from Pharmion on their commercial sales of THALOMID(R), and $0.8 million of miscellaneous other royalties. Royalty revenue in 2004 and 2003 was $26.9 million and $11.8 million, respectively, and consisted solely of royalties received from Novartis on sales of their entire family of RITALIN(R) drugs. The year-over-year increases in Ritalin(R) royalty revenue was due to increases in the royalty rate on both Ritalin(R) and Ritalin(R) LA as well as an increase in Ritalin(R) LA sales by Novartis.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the years ended December 31, 2005, 2004 and 2003 were as follows:

    ---------------------------------------------------------------------------
    (IN THOUSANDS $)                            2005        2004        2003
    ---------------------------------------------------------------------------

    Cost of goods sold                      $    80,727  $  59,726  $   52,950

    Increase from prior year                $    21,001  $   6,776  $   32,083

    Percentage increase from prior year           35.2%      12.8%      153.7%

    Percentage of net product sales               18.1%      18.1%       21.7%
    ===========================================================================

2005 COMPARED TO 2004: Cost of goods sold were higher in 2005, as compared to 2004, primarily due to higher royalties on THALOMID(R) net sales and higher ALKERAN(R) costs as a result of higher sales volumes. As a percentage of net product sales, cost of goods sold in 2005 were in line with 2004.

2004 COMPARED TO 2003: Cost of goods sold increased in 2004 from 2003, primarily as a result of higher royalties paid on THALOMID(R), partially offset by lower ALKERAN(R) costs. As a percentage of net product sales, however, cost of goods sold decreased primarily due to lower ALKERAN(R) costs. Profit margins on THALOMID(R) remained flat, as the increase in cost of goods sold (resulting from higher royalties paid) were offset by higher net sales (which were due to price increases implemented in the second half of 2003 and in the first nine months of
2004).

RESEARCH AND DEVELOPMENT: Research and development expenses consist primarily of salaries and benefits, contractor fees (paid principally to contract research organizations to assist in our clinical development programs), costs of drug supplies for our clinical and preclinical programs, costs of other consumable research supplies, regulatory and quality expenditures and allocated facilities charges such as building rent and utilities.

Research and development expenses and related percentages for the years ended December 31, 2005, 2004 and 2003 were as follows:

  ------------------------------------------------------------------------------
  (IN THOUSANDS $)                           2005        2004          2003
  ------------------------------------------------------------------------------
  Research and development expenses       $  190,834  $  160,852   $  122,700

  Increase from prior year                $   29,982  $   38,152   $   37,776

  Percentage increase from prior year          18.6%       31.1%        44.5%

  Percentage of total revenue                  35.5%       42.6%        45.2%
  ==============================================================================

2005 COMPARED TO 2004: Research and development expenses were higher in 2005, as compared to 2004, primarily due to higher costs to support further clinical development and regulatory advancement of REVLIMID(R) Phase II and Phase III programs in myelodysplastic syndromes and multiple myeloma, including the ongoing pivotal Phase III MDS deletion 5q trial to support our MAA seeking approval to market REVLIMID(R) in Europe. Research and development expenses are targeted to increase 20 to 25 percent in 2006 in support of our ongoing global regulatory filings, late stage clinical trials and clinical progress in multiple proprietary development programs.

2004 COMPARED TO 2003: Research and development expenses increased by $38.2 million in 2004 from 2003, primarily due to increased spending in various late-stage regulatory programs such as Phase II regulatory programs for REVLIMID(R) in myelodysplastic syndromes and multiple myeloma, including ongoing REVLIMID(R) Phase III SPA trials in multiple myeloma.

Research and development expenses in 2005 consisted of $73.9 million spent on human pharmaceutical clinical programs; $69.1 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality assurance and regulatory affairs; $36.9 million spent on biopharmaceutical discovery and development programs; and $10.9 million spent on placental stem cell and biomaterials programs. These expenditures support multiple core programs, including REVLIMID(R), THALOMID(R), CC-10004, CC-4047, CC-11006, TNF(alpha) inhibitors, other investigational compounds, such as kinase inhibitors, benzopyranones and ligase inhibitors and placental and cord blood derived stem cell programs. Research and development expenses in 2004 consisted of $67.0 million spent on human pharmaceutical clinical programs; $44.7 million spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality assurance and regulatory affairs; $40.6 million spent on biopharmaceutical discovery and development programs; and $8.6 million spent on placental stem cell and biomaterials programs. In 2003, $47.6 million was spent on human pharmaceutical clinical programs; $34.4 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality assurance and regulatory affairs; $33.7 million was spent on biopharmaceutical discovery and development programs; and $7.0 million was spent on placental stem cell and biomaterials programs.

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

In general, the estimated times to completion within the various stages of clinical development are as follows:

-------------------------------------------------------------------------------
CLINICAL PHASE                                      ESTIMATED COMPLETION
                                                            TIME
-------------------------------------------------------------------------------
Phase I                                                   1-2 years
Phase II                                                  2-3 years
Phase III                                                 2-3 years
-------------------------------------------------------------------------------

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

Selling, general and administrative expenses and related percentages for the years ended December 31, 2005, 2004 and 2003 were as follows:

  -----------------------------------------------------------------------------
  (IN THOUSANDS $)                           2005         2004          2003
  -----------------------------------------------------------------------------
  Selling, general and administrative
     expenses                             $ 181,796  $   114,196    $   98,474

  Increase from prior year                $  67,600  $    15,722    $   32,302

  Percentage increase from prior year         59.2%        16.0%         48.8%

  Percentage of total revenue                 33.9%        30.3%         36.3%
  =============================================================================

2005 COMPARED TO 2004: Selling, general and administrative expenses were higher in 2005, as compared to 2004, primarily due to the inclusion in 2005 of approximately $40.0 million of REVLIMID(R) pre-launch commercial expenses, such as global market research, marketing and educational programs and sales and marketing training and an increase of approximately $22.7 million in general administrative expenses resulting from higher professional and other miscellaneous outside service fees, higher personnel-related expenses, higher facility related expenses and higher insurance costs, offset by lower THALOMID(R) and ALKERAN(R) related marketing expenses. Included in selling, general and administrative expenses in 2005 was $2.5 million of expense related to accelerated depreciation of leasehold improvements at four New Jersey locations being consolidated into our new corporate headquarters. Selling, general and administrative expenses are targeted to increase 10 to 15 percent in 2006; in addition, international selling, general and administrative expenses are expected to be in a range of $30 to $35 million for ongoing expansion of commercial and manufacturing capabilities in Europe. Actual expenses will be dependent on the progress of discussions with the international regulatory authorities.

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

INTEREST AND OTHER INCOME, NET: Interest and other income, net in 2005 included $27.7 million of interest and realized gains on our cash, and cash equivalents and marketable securities portfolio, offset by unrealized losses of $6.9 million for changes in the estimated value of our investment in EntreMed, Inc. warrants prior to our March 31, 2005 exercise, $3.1 million for other-than-temporary impairment write-downs recognized on two securities held in our available-for-sales marketable securities portfolio and $0.7 million of foreign exchange and other miscellaneous net losses. Interest and other income, net in 2004 included $28.3 million of interest and realized gains on our cash, and cash eqivalents and marketable securities portfolio and $3.6 million of foreign exchange and other miscellaneous net gains, offset by an unrealized losses of $1.9 million for changes in the estimated value of our investment in EntreMed, Inc. warrants. Interest and other income, net in 2003 included $21.8 million of interest and realized gains on our cash, and cash equivalents and marketable securities portfolio and $16.6 million of unrealized gains for changes in the estimated value of our investment in EntreMed, Inc. warrants.

EQUITY IN LOSSES OF AFFILIATED COMPANIES: On March 31, 2005, we exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock. Since we also hold 3,350,000 shares of EntreMed voting preferred shares that are convertible into 16,750,000 shares of common stock, we determined that we have significant influence over EntreMed and are applying the equity method of accounting to our common stock investment effective March 31, 2005. Under the equity method of accounting, we recorded equity losses of $6.9 million in 2005, which includes a charge of $4.4 million to write down the value of the investment ascribed to in-process research and development, $0.2 million related to amortization of acquired intangible assets, $1.6 million to record our share of EntreMed losses and a charge of $0.7 million to eliminate our share of THALOMID(R) royalties payable to EntreMed, Inc. During 2003, we recorded $4.4 million for our share of the EntreMed losses until the investment was written down to zero in the third quarter of 2003.

On February 2, 2006 we, along with a group of other investors, entered into an agreement to invest $30.0 million in EntreMed in return for newly issued EntreMed common stock and warrants to purchase additional shares of EntreMed common stock at a conversion price of $2.3125 per warrant. Our portion of the investment was $2.0 million for which we received 864,864 shares of EntreMed common stock and 432,432 warrants. The warrants will be accounted for at fair value with changes in fair value recorded through earnings.

INTEREST EXPENSE: Interest expense was $9.5 million, $9.6 million and $5.7 million in 2005, 2004 and 2003, respectively, and primarily reflects interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003. Interest expense in 2003 only includes seven months of interest expense and amortization of debt issuance costs.

INCOME TAX BENEFIT (PROVISION): The income tax provision for 2005 was $20.6 million and reflects tax expense impacted by certain expenses incurred outside the United States for which no tax benefits can be recorded offset by the benefit from elimination of valuation allowances totaling $42.6 million as of March 31, 2005, which was based on the fact that we determined it was more likely than not that certain benefits of our deferred tax assets would be realized. This determination was based upon the external Independent Data Monitoring Committee's, or IDMC, analyses of two Phase III Special Protocol Assessment multiple myeloma trials and the conclusion that these trials exceeded the pre-specified stopping rule. The IDMC found a statistically significant improvement in time to disease progression -- the primary endpoint of these Phase III trials -- in patients receiving REVLIMID(R) plus dexamethasone compared to patients receiving dexamethasone alone. This, in concert with our nine consecutive quarters of profitability, led to the conclusion that is was more likely than not that we will generate sufficient taxable income to realize the benefits of our deferred tax assets. The elimination of valuation allowances relating to certain historical acquisitions were first offset against goodwill and intangibles with the balance applied to reduce income tax expense. The elimination of valuation allowances relating to tax deductions that arose in connection with stock option exercises were offset against components of equity. The income tax provision for 2004 was $10.4 million, which reflects an effective underlying tax rate of 16.5%. Our tax rate in 2004 rose from 2003 primarily due to federal tax expense and decreases in the valuation allowance available to offset income tax expense. In 2003, our income tax provision was $0.7 million and included income tax expense of $1.1 million for federal and state purposes, offset by a tax benefit of $0.4 million from the sale of certain state net operating loss carryforwards.

GAIN ON SALE OF CHIRAL ASSETS: In January 1998, we completed the sale of our chiral intermediate business to Cambrex Corporation. Pursuant to the minimum royalty provisions of the agreement, we received $0.8 million in 2003.

NET INCOME: Net income and per common share amounts for the years ended December 31, 2005, 2004 and 2003 were as follows:

---------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    2005       2004       2003
---------------------------------------------------------------------------

Net income                                $ 63,656   $ 52,756   $ 24,943
Per common share amounts:
     Basic                                $   0.19   $   0.16   $   0.08
     Diluted                              $   0.18   $   0.15   $   0.08
Weighted average number of shares of
     common stock utilized to calculate
     per common share amounts:

     Basic                                 335,512    327,738    323,548

     Diluted                               390,585    345,710    341,592
===========================================================================
Amounts have been adjusted for the two-for-one stock splits effected in February 2006 and October 2004.

2005 COMPARED TO 2004: Net income and per common share amounts were higher in 2005, as compared to 2004, primarily due to an increase in total revenues of $159.4 million (driven primarily by a $79.2 million increase in THALOMID(R) net sales, a $32.8 million increase in ALKERAN(R) net sales, a $21.8 million increase in royalty revenues received from Novartis related to the Ritalin(R) line of drugs and Focalin XR(TM) and a $12.5 million increase in milestone payments from Novartis related to Focalin XR(TM)) offset by higher operating expenses of $118.6 million (driven by REVLIMID(R) clinical and regulatory research and development costs and REVLIMID(R) pre-launch selling, general and administrative costs) and unrealized losses recorded in 2005 of $6.9 million for changes in the estimated value of our investment in EntreMed, Inc. warrants prior to our March 31, 2005 exercise, $3.1 million for other-than-temporary impairment write-downs recognized on two securities held in our available-for-sales marketable securities portfolio and our share of equity losses of EntreMed, Inc. of $6.9 million.

2004 COMPARED TO 2003: Income from continuing operations increased in 2004 from 2003 due to an increase in total revenue of $106.0 million (attributable primarily to an increase in THALOMID(R) net sales) partly offset by higher operating expenses of $60.7 million and a decrease in interest and other income, net of $7.9 million (attributable to a $1.9 million decrease in fair value of EntreMed warrants versus a prior year increase of $16.6 million partly offset by an increase in interest income and foreign exchange gains and the inclusion in 2003 of equity losses of associated companies of $4.4 million).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $41.9 million in 2005, as compared to $155.9 million in 2004. The decrease was primarily due to higher working capital levels and higher income taxes paid, partially offset by higher net income in 2005. Net cash provided by operating activities in 2004 increased $137.2 million from 2003. The increase in 2004 compared to 2003 was primarily due to higher earnings, the receipt of $80.0 million in connection with the December 2004 THALOMID(R) development and commercialization collaboration with Pharmion and a decrease in net working capital levels.

Net cash used in investing activities was $103.1 million in 2005 and included cash outflows of $35.9 million for capital expenditures, $7.2 million for acquisition costs and working capital adjustments related to the October 2004 acquisition of Penn T, $49.5 million for net purchases of available-for-sale marketable securities and $10.5 million for the exercise of warrants to purchase 7,000,000 shares of EntreMed common stock. Net cash used in investing activities was $92.6 million in 2004 and included cash outflows of $109.9 million for the October 2004 acquisition of Penn T, $7.0 million for an investment and $36.0 million for capital expenditures. Partially offsetting these outflows were cash inflows of $60.3 million from net sales of available-for-sale marketable securities. Net cash used in investing activities was $443.6 million in 2003 and included cash outflows of $421.2 million for net purchases of available-for-sale marketable securities, $12.0 million for the purchase of a Pharmion Corporation senior convertible note and $11.2 million for capital expenditures.

Net cash provided by financing activities was $52.6 million, $16.0 million and $399.7 million in 2005, 2004 and 2003, respectively, and included cash inflows from the exercise of common stock options and warrants of $52.6 million, $16.0 million and $12.0 million in 2005, 2004 and 2003, respectively. Included in 2003 were cash inflows of $387.8 million from net proceeds of the issuance of our convertible notes on June 3, 2003.

Currency rate changes negatively impacted our cash and cash equivalents balances by $3.3 million and $4.4 million in 2005 and 2004, respectively. At December 31, 2005, cash, cash equivalents and marketable securities were $724.3 million, a decrease of $24.3 million from December 31, 2004 levels. The decrease was primarily due to a decrease in cash and cash equivalents and a reduction in unrealized gains on our available-for-sale marketable securities portfolio.

We expect increased research and product development costs, clinical trial costs, expenses associated with the regulatory approval process and commercialization of products and capital investments. In addition, we expect increased commercial expenses, such as marketing and market research. However, existing cash, cash equivalents and marketable securities available for sale, combined with expected net product sales and revenues from various research, collaboration and royalties agreements are expected to provide sufficient capital resources to fund our operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2005:

--------------------------------------------------------------------------------
                                            PAYMENT DUE BY PERIOD
                                            ---------------------
                             LESS THAN                      MORE THAN
(IN MILLIONS $)               1 YEAR    1-3 YEARS 3-5 YEARS  5 YEARS     TOTAL
--------------------------------------------------------------------------------
Convertible note obligations  $    --   $  400.0   $   --   $     --   $  400.0

Operating leases                  3.4        5.5      5.0        3.9       17.8

ALKERAN(R) supply agreements     34.7       67.3       --         --      102.0

Other contract commitments        4.5        7.3      2.0         --       13.8
                             ---------------------------------------------------
                              $  42.6   $  480.1   $  7.0   $    3.9   $  533.6
================================================================================

CONVERTIBLE DEBT: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes can be converted at any time into 33,022,360 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share. At December 31, 2005, the fair value of the convertible notes exceeded the carrying value of $400.0 million by $660.0 million (for more information see Note 10 of the Notes to the Consolidated Financial Statements).

OPERATING (FACILITIES) LEASES: We occupy the following facilities under lease arrangements that have remaining lease terms greater than one year.

     o 73,500-square feet of laboratory and office space in Warren, New Jersey. The two leases for this facility have terms ending in May 2007 and July 2010, respectively, and each have two five-year renewal options. Annual rent for these facilities is $0.8 million.

     o 78,202-square feet of laboratory and office space in San Diego, California. The lease for this facility has a term ending in August 2012 with one five-year renewal option. Annual rent for this facility is $2.0 million and is subject to specified annual rental increases.

     o 20,000-square feet of office and laboratory space in Cedar Knolls, New Jersey. The leases for this facility have terms ending between September 2007 and April 2009 with renewal options ranging from either one or two additional five-year terms. Annual rent for this facility is $0.3 million and is subject to specified annual rental increases.

     o 11,000 square feet of laboratory space in Baton Rouge, Louisiana. The lease for this facility has a term ending in May 2008 with one three-year renewal option. Annual rent for this facility is $0.1 million.

Under these lease arrangements, we also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

For a schedule of payments related to operating leases, refer to Note 18 of the Notes to the Consolidated Financial Statements.

ALKERAN(R) PURCHASE COMMITMENTS: In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN(R) tablets and ALKERAN(R) for infusion from GSK and distributes the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. On December 31, 2005, the remaining minimum purchase requirements under the agreement totaled $102.0 million.

OTHER CONTRACT COMMITMENTS: We signed an exclusive license agreement with CMCC, which terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted to Celgene an exclusive worldwide license for the analog patents. Under the agreement, we are required to pay CMCC $2.0 million between 2005 and 2006. The outstanding balance related to this agreement was $1.0 million at December 31, 2005. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

In connection with the acquisition of Penn T on October 21, 2004, we entered into a Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited pursuant to which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. The total cost to be incurred over the five-year minimum agreement period is approximately $11.0 million. At December 31, 2005, the remaining cost to be incurred was approximately $7.8 million.

In October 2003, we signed an agreement with Institute of Drug Technology Australia Limited, or IDT, for the manufacture of finished dosage form of THALOMID(R) capsules. The agreement requires minimum payments for THALOMID(R) capsules of $4.7 million for the three-year term commencing with the FDA's approval of IDT as an alternate supplier. The FDA granted IDT approval to manufacture THALOMID(R) capsules in April 2005. The agreement provides us with additional capacity and reduces our dependency on one manufacturer for the production of THALOMID(R). At December 31, 2005, the remaining minimum obligation under this agreement was $4.0 million.

NEW ACCOUNTING PRINCIPLES

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," or SFAS 123R. SFAS 123R requires compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.

However, SFAS No. 123 permitted entities to continue to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. We will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2006. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a material effect on our consolidated financial statements. See Note 1, Nature of Business and Summary of Significant Accounting Policies, to the Consolidated Financial Statements included elsewhere in this Annual Report for the pro forma impact on net income and net income per share from calculating stock-based compensation cost under the fair value method of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123.

In December 2005, in recognition of the significance of the REVLIMID(R) regulatory approval, the Board of Directors approved a resolution to grant the 2006 annual stock option awards in 2005 pursuant to the 1998 Stock Incentive Plan, or the 1998 Plan, and the 1995 Non-Employee Directors' Incentive Plan. All stock options awarded pursuant to the 1998 Plan were granted fully vested, with half issued at an exercise price, or strike price, of $34.05 per option and the other half issued at a strike price of $35.67 per option, which was at a premium to the closing price of $32.43 per share, adjusted for the February 17, 2006 two-for-one stock split, of our common stock on the Nasdaq National Market on the grant date of December 29, 2005. The Board's decision to grant these options was in recognition of the REVLIMID(R) regulatory approval and in response to a review of our long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of FASB No. 123R, which we are required to adopt effective the first quarter of 2006. Management believes that granting these options prior to the adoption of FASB No. 123R will result in our not being required to recognize cumulative compensation expense of approximately $70.8 million for the four-year period ending December 31, 2009.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-An Amendment of ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the potential impact of this pronouncement on its financial position and results of operations.

Emerging Issues Task Force, or EITF, Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or EITF 03-01, was issued in February 2004. The provisions of EITF 03-01 for measuring and recognizing an other-than-temporary impairment proved controversial and as a result, FASB Staff Position ("FSP") FSP 115-1 and FSP 124-1 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" was issued in November 2005, clarifying the requirements of EITF 03-01 concerning the evaluation of whether an impairment is other-than-temporary. FSP FAS 115-1 and FAS 124-1 refers to SEC Staff Accounting Bulletin ("SAB") Topic 5M, "Other Than Temporary Impairment of Certain Investments In Debt And Equity Securities," and EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets," to evaluate whether an impairment is other than temporary. We are in compliance with these requirements and continue to monitor these developments to assess the possible impact on our financial position and results of operations.

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

Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 104, "Revenue Recognition," or SAB 104. In addition, we follow the provisions of Emerging Issues Task Force Issue, or EITF, 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21, for multiple element revenue arrangements entered into or materially amended after June 30, 2003. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement.

In accordance with SAB 104, upfront payments are recorded as deferred revenue and recognized over the estimated service period of the last item of performance to be delivered. If the estimated service period is subsequently modified, the period over which the upfront fee is recognized is modified accordingly on a prospective basis. Revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process are recognized when and if the milestones are achieved.

GROSS TO NET SALES ACCRUALS FOR SALES RETURNS, MEDICAID REBATES AND CHARGEBACKS:
We record an allowance for sales returns based on the actual returns history for consumed lots and the trend experience for lots where product is still being returned. We record sales discounts accruals based on payment terms extended to customers. We record Medicaid rebate accruals based on historical payment data and estimates of Medicaid beneficiary utilization. We record distributor charge-back accruals based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. We record distributor services accruals based on actual fees paid to wholesale distributors for services provided.

INCOME TAXES: We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. We provide a valuation allowance when it is more likely than not that deferred tax assets will not be realized.

OTHER-THAN-TEMPORARY IMPAIRMENTS OF AVAILABLE-FOR-SALE MARKETABLE SECURITIES: A decline in the market value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer's ability to continue as a going concern. At the end of 2005, we determined that two securities with an amortized cost basis of $7.0 million had sustained an other-than-temporary impairment and recognized a $3.1 million impairment loss, which was recorded in interest and other income, net.

ACCOUNTING FOR LONG-TERM INCENTIVE PLANS: The recorded liability for long-term incentive plans was $8.3 million as of December 31, 2005. Plan payouts may be in the range of 0% to 200% of the participant's salary for the 2005 Plan, 0% to 150% of the participant's salary for the 2006 Plan and 0% to 200% of the participant's salary for the 2007 Plan. The 2006 performance cycle was approved by the Management Compensation and Development Committee of the Board of Directors on January 19, 2006 and began on January 1, 2006 and will end on December 31, 2008, or the 2008 Plan. Plan payouts may be in the range of 0% to 200% of the participant's salary for the 2008 Plan. The estimated payout for the 2005 Plan is $4.5 million and maximum potential payouts are $4.5 million, $6.8 million and $7.2 million for the 2006, 2007 and 2008 Plans, respectively. The Company accrues the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, our accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2005, our market risk sensitive instruments consisted of marketable securities available for sale and unsecured convertible notes issued by us.

The Company may periodically utilize foreign currency denominated forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency. At December 31, 2005, we had one foreign currency forward contract outstanding to buy U.S. dollars and sell Swiss francs for a notional amount of $62.0 million. The forward contract expires on April 13, 2006 and is an economic hedge of a U.S. dollar payable of a Swiss foreign entity, which is remeasured through earnings each period based on changes in the spot rate. The unrealized loss on the forward contract, based on its fair value at December 31, 2005, was approximately $0.2 million, and was recorded in accrued expenses with the offsetting loss recorded in earnings. Assuming that the year-end exchange rates between the U.S. dollar and the Swiss franc were to adversely change by a hypothetical ten percent, the change in the fair value of the contract would decrease by approximately $6.4 million. However, since the contract hedges foreign currency payables, any change in the fair value of the contract would be offset by a change in the underlying value of the hedged item.

MARKETABLE SECURITIES AVAILABLE FOR SALE: At December 31, 2005, our marketable securities available for sale consisted of U.S. government agency securities, mortgage-backed obligations, corporate debt securities and 1,939,600 shares of Pharmion common stock. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended to be used to meet our ongoing liquidity needs. Unrealized gains and losses on available for sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income, net. At the end of 2005, we determined that two securities with an amortized cost basis of $7.0 million had sustained an other-than-temporary impairment and recognized a $3.1 million impairment loss related to these securities due to reductions in their future estimated cash flows.

As of December 31, 2005, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

 ------------------------------------------------------------------------------------------------------------------
                                                             DURATION
                              --------------------------------------------------------------------
                               LESS THAN 1      1 TO 3        3 TO 5        5 TO 7        OVER 7
 (IN THOUSANDS $)                 YEAR          YEARS         YEARS         YEARS         YEARS          TOTAL
 ------------------------------------------------------------------------------------------------------------------
 Principal amount             $   272,760      $74,904       $227,402       $3,000        $2,900       $580,966
 Fair value                   $   272,857      $75,714       $213,070       $1,980        $2,856       $566,477
 Average interest rate               4.4%         4.7%           4.4%         7.1%           N/A           4.5%

PHARMION COMMON STOCK: At December 31, 2005, we held a total of 1,939,600 shares of Pharmion Corporation common stock, which had an estimated fair value of approximately $34.5 million (based on the closing price reported by the National Association of Securities Dealers Automated Quotations, or NASDAQ system, and, which exceeded the cost by approximately $14.3 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion's common stock quoted market price will have a similar percentage increase or decrease in the fair value of our investment.

CONVERTIBLE DEBT: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes can be converted at any time into 33,022,360 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share (for more information see Note 10 of the Notes to the Consolidated Financial Statements). At December 31, 2005, the fair value of the convertible notes exceeded the carrying value of $400.0 million by approximately $660.0 million, which we believe reflects the increase in the market price of our common stock to $32.40 per share, on a split-adjusted basis, as of December 31, 2005. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 of this Annual Report.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND
PROCEDURES

As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2005.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on management's assessment of and the effectiveness of internal control over financial reporting, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Celgene Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Celgene Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Celgene Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Also, in our opinion, Celgene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of

December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2005, and the related consolidated financial statement schedule, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements and related schedule.

/s/ KPMG LLP

Short Hills, New Jersey
March 15, 2006

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12 , 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2005 in connection with our 2006 Annual Meeting of Stockholders.

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

         (a)(3) Exhibits

                  The following exhibits are filed with this report or incorporated by reference:

EXHIBIT
NO.                                 EXHIBIT DESCRIPTION
--------          --------------------------------------------------------------

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

2.5 Share Acquisition Agreement for the Purchase of the Entire Issued Share Capital of Penn T Limited among Craig Rennie and Others, Celgene UK Manufacturing Limited and the Company dated October 21, 2004 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated October 26,
                  2004).

3.1* Certificate of Incorporation of the Company, as amended through February 16, 2006.

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

10.6 Amended and Restated Employment Agreement dated as of May 1, 2003 between the Company and John W. Jackson (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.7 Amended and Restated Employment Agreement dated as of May 1, 2003 between the Company and Sol J. Barer (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

10.8 Amended and Restated Employment Agreement dated as of May 1, 2003 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

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

10.22 Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005.

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

10.33 Technical Services Agreement among the Company, Celgene UK Manufacturing II, Limited (f/k/a Penn T Limited), Penn Pharmaceutical Services Limited and Penn Pharmaceutical Holding Limited dated October 21, 2004.

10.34 Purchase and Sale Agreement between Ticona LLC and the Company dated August 6, 2004, with respect to the Summit, New Jersey property (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 31, 2003).

10.35 Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004.

10.36* License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001.

10.37* Amendment No. 1, dated March 3, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001.

10.38* Letter Agreement, dated March 3, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001.

10.39* Amendment No. 2, dated April 8, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended.

10.40* Letter Agreement, dated August 18, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended.

10.41 Letter Agreement, dated December 2, 2004, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  2004).

10.42 Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.43 Amendment No. 2 to the Amended and Restated Distribution and License Agreement dated as of November 16, 2001, as amended March 4, 2003 and supplemented June 18, 2003, by and between Pharmion GmbH and Celgene UK Manufacturing II, Limited, dated December 3, 2004 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.44 Sublease between Gateway, Inc. ("Sublandlord") and Celgene Corporation ("Subtenant"), entered into as of December 10, 2001, with respect to the San Diego property (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.45 Lease Agreement, dated January 16, 1987, between the Company and Powder Horn Associates, with respect to the Warren, New Jersey property (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, dated July 24, 1987) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.46 Amendment No. 3 to the 1995 Non-Employee Directors' Incentive Plan, effective as of April 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.47 Amendment No. 4 to the 1995 Non-Employee Directors' Incentive Plan, effective as of April 5, 2005 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (No. 333-126296).

10.48 Amendment No. 1 to the 1998 Stock Incentive Plan, Amended and Restated as of April 23, 2003, effective as of April 14, 2005 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (No. 333-126296).

10.49 Forms of Award Agreement for the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Post-Effective Amendment to the Registration Statement on Form S-3 dated December 30, 2005 (Registration No. 333-75636).

10.50* Supply Agreement between the Company and Evotec OAI Limited, dated August 1, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request is still pending).

10.51* Commercial Contract Manufacturing Agreement between the Company and OSG Norwich Pharmaceuticals, Inc., dated April 26, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request is still pending).

10.52* Finished Goods Supply Agreement (Revlimid(TM)) between the Company and Penn Pharmaceutical Services Limited, dated September 8, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request is still pending).

10.53* Distribution Services and Storage Agreement between the Company and Sharp Corporation, dated January 1, 2005 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request is still pending).

14.1 Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

21.1*             List of Subsidiaries.

23.1*             Consent of KPMG LLP.

24.1*             Power of Attorney (included in Signature Page).

31.1*             Certification by the Company's Chief Executive Officer.

31.2*             Certification by the Company's Chief Financial Officer.

32.1* Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2* Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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

                                               CELGENE CORPORATION

                                               By:  /s/ John W. Jackson
                                                    ----------------------------
                                                    John W. Jackson
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Date:  March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                 Date
---------                -----                                 ----

/s/ John W. Jackson      Chairman of the Board and Chief       March 15, 2006
----------------------   Executive Officer
John W. Jackson

/s/ Sol J. Barer         Director, Chief Operating Officer     March 15, 2006
----------------------
Sol J. Barer

/s/ Robert J. Hugin      Director, Chief Financial Officer     March 15, 2006
----------------------
Robert J. Hugin

/s/ Jack L. Bowman       Director                              March 15, 2006
----------------------
Jack L. Bowman

Signature                       Title                          Date
---------                       -----                          ----

/s/ Michael D. Casey            Director                       March 15, 2006
-----------------------------
Michael D. Casey

/s/ Arthur Hull Hayes, Jr.      Director                       March 15, 2006
-----------------------------
Arthur Hull Hayes, Jr.

/s/ Gilla Kaplan                Director                       March 15, 2006
-----------------------------
Gilla Kaplan

/s/ Richard C. E. Morgan        Director                       March 15, 2006
-----------------------------
Richard C. E. Morgan

/s/ Walter L. Robb              Director                       March 15, 2006
-----------------------------
Walter L. Robb


/s/ James R. Swenson            Controller (Chief Accounting   March 15, 2006
-----------------------------   Officer)
James R. Swenson

The foregoing constitutes a majority of the directors.

                      CELGENE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                          PAGE

Consolidated Financial Statements
   Report of Independent Registered Public Accounting Firm                                                                 F-2
   Consolidated Balance Sheets as of December 31, 2005 and 2004                                                            F-3
   Consolidated Statements of Operations - Years Ended December 31, 2005, 2004, and 2003                                   F-4
   Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004, and 2003                                   F-5
   Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2005, 2004, and 2003                         F-7
   Notes to Consolidated Financial Statements                                                                              F-8

Consolidated Financial Statement Schedule
   Schedule II - Valuation and Qualifying Accounts                                                                        F-38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II - Valuation and Qualifying Accounts." These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Celgene Corporation and subsidiaries' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey
March 15, 2006

                      CELGENE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                          2005                  2004
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS

  Current assets:
   Cash and cash equivalents                                                                       $  123,316            $  135,227
   Marketable securities available for sale                                                           600,944               613,310
   Accounts receivable, net of allowance of $3,739 and $2,208
     at December 31, 2005 and December 31, 2004, respectively                                          77,913                46,074
   Inventory                                                                                           20,242                24,404
   Deferred income taxes                                                                              113,059                 4,082
   Other current assets                                                                                37,363                26,783
-----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                            972,837               849,880
-----------------------------------------------------------------------------------------------------------------------------------

   Property, plant and equipment, net                                                                  77,477                53,738
   Investment in affiliated company                                                                    17,017                  --
   Intangible assets, net                                                                              96,988               108,955
   Goodwill                                                                                            33,815                41,258
   Deferred income taxes                                                                               31,260                14,613
   Other assets                                                                                        17,243                38,849
-----------------------------------------------------------------------------------------------------------------------------------
       Total assets                                                                                $1,246,637            $1,107,293
-----------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:

   Accounts payable                                                                                $   16,414            $   18,650
   Accrued expenses                                                                                    92,908                68,534
   Income taxes payable                                                                                14,715                41,188
   Current portion of deferred revenue                                                                  6,473                 6,926
   Deferred income taxes                                                                                   --                 5,447
   Other current liabilities                                                                            5,127                   670
-----------------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                                      135,637               141,415
-----------------------------------------------------------------------------------------------------------------------------------

   Long term convertible notes                                                                        399,984               400,000
   Deferred revenue, net of current portion                                                            59,067                73,992
   Other non-current liabilities                                                                       16,174                14,442
-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities                                                                              610,862               629,849
-----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value per share, 5,000,000 shares
     authorized; none outstanding at December 31, 2005 and 2004                                             --                   --
   Common stock, $.01 par value per share, 575,000,000 and 275,000,000 shares authorized at December 31, 2005 and 2004, respectively; issued 344,125,158
     and 165,079,198 shares at December 31, 2005 and 2004, respectively                                  3,441                1,651
   Common stock in treasury, at cost;  1,953,282 and 10,564 shares
     at December 31, 2005 and December 31,  2004, respectively                                         (50,601)                (306)
   Additional paid-in capital                                                                          853,601              641,907
   Accumulated deficit                                                                                (170,754)            (234,410)
   Accumulated other comprehensive income                                                                   88               68,602
-----------------------------------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                                                      635,775              477,444
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
       Total liabilities and stockholders' equity                                                   $1,246,637          $ 1,107,293
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                                          2005                 2004                  2003
------------------------------------------------------------------------------------------------------------------------------------
Revenue:

   Net product sales                                                            $ 445,625            $ 330,571            $ 244,453
   Collaborative agreements and other revenue                                      41,334               20,012               15,174
   Royalty revenue                                                                 49,982               26,919               11,848
------------------------------------------------------------------------------------------------------------------------------------
      Total revenue                                                               536,941              377,502              271,475
------------------------------------------------------------------------------------------------------------------------------------

Expenses:

   Cost of goods sold                                                              80,727               59,726               52,950
   Research and development                                                       190,834              160,852              122,700
   Selling, general and administrative                                            181,796              114,196               98,474
------------------------------------------------------------------------------------------------------------------------------------
      Total expenses                                                              453,357              334,774              274,124
------------------------------------------------------------------------------------------------------------------------------------

Operating income (loss)                                                            83,584               42,728               (2,649)

Other income and expense:
   Interest and other income, net                                                  17,048               29,994               38,369
   Equity in losses of affiliated company                                           6,923                   --                4,392
   Interest expense                                                                 9,497                9,551                5,667

------------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                         84,212               63,171               25,661
------------------------------------------------------------------------------------------------------------------------------------

Income tax provision                                                               20,556               10,415                  718

------------------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                  63,656               52,756               24,943
------------------------------------------------------------------------------------------------------------------------------------

Discontinued operations:
   Gain on sale of chiral assets                                                       --                   --                  750

------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                      $  63,656            $  52,756            $  25,693
====================================================================================================================================

Income from continuing operations per
   common share:
      Basic                                                                     $    0.19            $    0.16            $    0.08
      Diluted                                                                   $    0.18            $    0.15            $    0.07
Discontinued operations per common share:
      Basic                                                                     $      --            $      --            $    0.01
      Diluted                                                                   $      --            $      --            $    0.01
Net income per common share:
      Basic                                                                     $    0.19            $    0.16            $    0.08
      Diluted                                                                   $    0.18            $    0.15            $    0.08


See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                                      2005           2004            2003
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           (Revised)
Cash flows from operating activities:
Net income                                                                                  $  63,656      $  52,756      $  25,693
Discontinued operations                                                                            --             --           (750)
                                                                                            ----------     ----------     ----------
Income from continuing operations                                                              63,656         52,756         24,943

Adjustments to reconcile income from continuing  operations to net cash provided by operating activities:
    Depreciation and amortization of long-term assets                                          14,286          9,690          8,027
    Provision for accounts receivable allowances                                               11,463          8,315          5,951
    Realized loss (gain) on marketable securities available for sale                            1,853         (3,050)        (7,355)
    Unrealized loss (gain) on value of EntreMed warrants                                        6,875          1,922        (16,574)
    Equity losses of affiliated company                                                         6,923           --            4,392
    Non-cash stock-based compensation expense                                                    (243)           449            704
    Amortization of premium/discount on marketable
      securities available for sale, net                                                        1,763          2,085          1,238
    Loss on asset disposals                                                                       290           --               84
    Amortization of debt issuance cost                                                          2,443          2,443          1,422
    Amortization of discount on note obligation                                                    53            108            137
    Deferred income taxes                                                                     (91,356)       (79,847)          --
    Shares issued for employee benefit plans                                                    3,506          4,267          2,775

Change in current assets and liabilities, excluding the effect of acquisition:
    Increase in accounts receivable                                                           (43,496)       (13,051)       (23,776)
    Decrease (increase) in inventory                                                            4,125        (11,192)        (4,891)
    (Increase) decrease in other operating assets                                             (21,514)        59,978         (9,253)
    Increase in accounts payable and accrued expenses                                          11,809          1,454         30,599
    Increase (decrease) in income tax payable                                                  74,155         40,404           (196)
    (Decrease) increase in deferred revenue                                                    (4,674)        79,208            498
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                                              41,917        155,939         18,725
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                                      (35,861)       (36,015)       (11,227)
    Purchase of intangible assets                                                                (122)            --             --
    Business acquisition                                                                       (7,152)      (109,882)            --
    Proceeds from the sale of equipment                                                            --             --            138
    Proceeds from sales and maturities of marketable securities
      available for sale                                                                      598,319        539,200        415,595
    Purchases of marketable securities available for sale                                    (647,815)      (478,939)      (836,827)
    Investment in affiliated company                                                          (10,500)          --          (12,000)
    Purchase of investment securities                                                            --           (7,000)          --
    Proceeds from the sale of discontinued operations -chiral assets                             --             --              750
------------------------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                (103,131)       (92,636)      (443,571)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net proceeds from exercise of common stock options and warrants                            52,640         16,036         11,970
    Proceeds from convertible notes                                                              --             --          400,000
    Debt issuance cost                                                                           --             --          (12,212)
    Proceeds from notes receivable from stockholders                                             --             --               42
    Repayment of capital lease and note obligations                                                (9)           (34)          (101)
------------------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                              52,631         16,002        399,699
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                                   (3,328)        (4,406)            --
------------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                          (11,911)        74,899        (25,147)

Cash and cash equivalents at beginning of period                                              135,227         60,328         85,475
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                  $ 123,316      $ 135,227      $  60,328
====================================================================================================================================


See accompanying Notes to Consolidated Financial Statements

                       CELGENE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                              (Dollars in thousands)

------------------------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                            2005                 2004               2003
------------------------------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and
  financing activity:
    Change in net unrealized (loss) gain on marketable
      securities available for sale                                             $     (60,098)     $      53,312       $     (3,584)
                                                                              ------------------------------------------------------

    Matured shares tendered for stock option exercises
      and employee tax withholdings                                                   (50,295)              (306)                --
                                                                              ------------------------------------------------------

    Conversion of convertible notes                                                        16                 --                 --
                                                                              ------------------------------------------------------

    Accrual for business acquisition                                                       --              7,499                 --
                                                                              ------------------------------------------------------
    Accrual for license acquisition                                                     4,250                 --                 --
                                                                              ------------------------------------------------------

    Equipment acquisition on capital leases                                                --                 --                110
                                                                              ------------------------------------------------------

Supplemental disclosure of cash flow information:
    Interest paid                                                               $       7,000      $       7,000       $      3,584
                                                                              ------------------------------------------------------

    Income taxes paid                                                                  36,258              5,493               (653)
                                                                              ------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                                                Accumulated
                                                                                                     Notes         Other
                                                                           Additional              Receivable  Comprehensive
                                                 Common       Treasury      Paid-in   Accumulated     from        Income
Years Ended December 31, 2005, 2004 and 2003      Stock         Stock       Capital     Deficit    Stockholders   (Loss)    Total

------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                    $     802    $      --    $ 591,277   $(312,859)   $  (42)     $  7,028  $ 286,206
====================================================================================================================================
Net income                                                                                25,693                             25,693
Other comprehensive income:
  Net change in unrealized gain on
    available for sale securities, net of tax                                                                     10,939     10,939
  Less: reclassification adjustment for gain
    included in net income                                                                                        (7,355)    (7,355)
                                                                                                                          ---------
Comprehensive income                                                                                                      $  29,277
Exercise of stock options and warrants                  11                    11,959                                         11,970
Issuance of common stock for employee
  benefit plans                                          1                     2,774                                          2,775
Expense related to non-employee stock options
  and restricted stock granted to employees                                      704                                            704
Income tax benefit upon exercise of
  stock options                                                                  770                                            770
Collection of notes receivable from
  stockholders                                                                                          42                       42
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                    $     814    $      --    $ 607,484   $(287,166)   $   --      $ 10,612  $ 331,744
====================================================================================================================================
Net income                                                                                52,756                             52,756
Other comprehensive income:
  Net change in unrealized gain on
    available for sale securities, net of tax                                                                     56,362     56,362
  Less: reclassification adjustment for gain
    included in net income                                                                                        (3,050)    (3,050)
Currency translation adjustments                                                                                   4,678      4,678
                                                                                                                          ---------
Comprehensive income                                                                                                      $ 110,746
Treasury stock -mature shares tendered related                                                                                   --
  to option exercise                                               (306)                                                       (306)
Issuance of common stock related to the 2:1
  stock split                                          823                      (823)                                            --
Exercise of stock options and warrants                  13                    16,329                                         16,342
Issuance of common stock for employee
  benefit plans                                          1                     4,266                                          4,267
Expense related to non-employee stock options
  and restricted stock granted to employees                                      449                                            449
Income tax benefit upon exercise of
  stock options                                                               14,202                                         14,202
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2004                    $   1,651    $    (306)   $ 641,907   $(234,410)   $   --      $ 68,602  $ 477,444
====================================================================================================================================
Net income                                                                                63,656                             63,656
Other comprehensive income:
  Net change in unrealized (loss) on
    available for sale securities, net of tax                                                                    (46,171)   (46,171)
  Less: reclassification adjustment for gain
    included in net income                                                                                         1,853      1,853
Income tax benefit upon recognition
  of deferred tax assets and liabilities                                                                         (14,775)   (14,775)
  Currency translation adjustments                                                                                (9,421)    (9,421)
                                                                                                                          ---------
Comprehensive income                                                                                                      $  (4,858)
Recognition of deferred tax asset                                             30,199                                         30,199
Treasury stock - mature shares tendered related                                                                                  --
  to option exercise                                            (50,295)                                                    (50,295)
Issuance of common stock related to the 2:1
  stock split                                        1,720                    (1,720)                                            --
Conversion of long-term convertible notes                                         16                                             16
Exercise of stock options and warrants                  69                    76,346                                         76,415
Issuance of common stock for employee
  benefit plans                                          1                     3,506                                          3,507
Expense related to restricted stock granted
  to employees                                                                  (243)                                          (243)
Income tax benefit upon exercise of
  stock options                                                              103,590                                        103,590
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2005                    $   3,441    $ (50,601)   $ 853,601   $(170,754)   $   --      $     88  $ 635,775
====================================================================================================================================





See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)




(1)      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION: Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is an integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases through regulation of cellular, genomic and proteomic targets. The Company's commercial stage programs include pharmaceutical sales of REVLIMID(R), THALOMID(R), and ALKERAN(R) and sales of FOCALIN(TM) to Novartis Pharma AG, or Novartis; a licensing agreement with Novartis which entitles us to royalties on FOCALIN XR(TM) and the entire RITALIN(R) family of drugs; a licensing and product supply agreement with Pharmion for its sales of thalidomide; and sales of bio-therapeutic products and services through its Cellular Therapeutics subsidiary.

REVLIMID(R) is an oral immunomodulatory drug approved by the U.S. Food and Drug Administration, or FDA, on December 27, 2005 for the treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities distributed through contracted pharmacies under the RevAssist(sm) program, which is a proprietary risk-management distribution program tailored specifically for REVLIMID(R). THALOMID(R) (thalidomide), approved by the FDA for the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy, is widely prescribed for treating multiple myeloma and other cancers. Net THALOMID(R) product sales accounted for approximately 72%, 82% and 82% of total revenues in 2005, 2004 and 2003, respectively. In October 2004, the Company acquired all of the outstanding shares of Penn T Limited, the UK-based manufacturer of THALOMID(R). This acquisition expanded the Company's corporate capabilities and enabled the Company to control manufacturing for THALOMID(R) worldwide. In March 2003, the Company entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell in the United States ALKERAN(R) (melphalan), a therapy approved for the palliative treatment of multiple myeloma and of carcinoma of the ovary. FOCALIN(TM) is approved by the FDA for the treatment of attention deficit hyperactivity disorder, or ADHD, in children and adolescents. FOCALIN XR(TM), an extended release version is approved for the treatment of ADHD in adults, adolescents and children. FOCALIN(TM) and FOCALIN XR(TM) are marketed by Novartis. Under the agreement with Novartis, the Company receives royalty payments on the entire RITALIN(R) family line of products. In December 2002, the Company acquired Anthrogenesis Corp., or Celgene Cellular Therapeutics, a privately held New Jersey based biotherapeutics company and cord blood banking business, which is pioneering the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. The portfolio of products in the Company's preclinical and clinical-stage pipeline includes IMiDs(R) compounds, TNF(alpha) inhibitors, benzopyrans, kinases inhibitors and ligase inhibitors.

On December 27, 2005, the Company announced that the Board of Directors approved a two-for-one stock split payable in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on February 17, 2006. The additional shares were distributed on February 24, 2006. As a result, the Company's authorized shares increased from 280,000,000 to 580,000,000 and shares outstanding increased from 172,057,726 shares to 344,115,452 shares as of the close of business on February 24, 2006. All share and per share amounts in the consolidated financial statements have been restated to reflect the two-for-one stock split effective February 17, 2006.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All inter-company transactions and balances have been eliminated. The equity method of accounting is used for the Company's investment in EntreMed common shares. Certain reclassifications have been made to prior years' financial statements in order to conform to the current year's presentation.

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

CASH FLOW STATEMENT REVISION: The Company reports cash flows from operations using the indirect method as permitted under Statement of Financial Accounting Standards, or SFAS, No. 95, "Statement of Cash Flows". The Company previously followed the common practice of starting with income from continuing operations to reconcile to net operating cash flows. Upon further review, it was determined that cash flows from operations, under the indirect method, should be reported by reconciling from net income to net operating cash flows and therefore, the Company has revised its Consolidated Statement of Cash Flows for the year ended December 31, 2003. The revision does not result in a change to net cash provided by operating activities for the year then ended.

CASH EQUIVALENTS: At December 31, 2005 and 2004, cash equivalents were $83.6 million and $24.8 million, respectively, and consisted principally of highly liquid funds invested in commercial paper, money market funds, and U.S. government securities such as treasury bills and notes. These instruments have maturities of three months or less when purchased and are stated at cost, which approximates market value because of the short maturity of these investments.

FINANCIAL INSTRUMENTS: Certain financial instruments reflected in the Consolidated Balance Sheets, (e.g., cash and cash equivalents, accounts receivable, certain other assets, accounts payable and certain other liabilities) are recorded at cost, which approximate fair value due to their short-term nature. The fair values of financial instruments other than marketable securities are determined through a combination of management estimates and information obtained from third parties using the latest market data. The fair value of available for sale marketable securities is based on quoted market prices. The fair value of the following financial instruments are disclosed in the following footnotes: marketable securities (Note 4); EntreMed, Inc. common stock (Note 7); EntreMed, Inc. warrants (Note 8); convertible debt (Note 9); and a foreign currency forward contract is disclosed in the following paragraph.

DERIVATIVE INSTRUMENTS: The Company may periodically utilize foreign currency denominated forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency. At December 31, 2005, the Company had one foreign currency forward contract outstanding to buy U.S. dollars and sell Swiss francs for a notional amount of $62.0 million. The forward contract expires on April 13, 2006 and is an economic hedge of a U.S. dollar payable of a Swiss foreign entity, which is remeasured through earnings each period based on changes in the spot rate. The unrealized loss on the forward contract, based on its fair value at December 31, 2005, was approximately $0.2 million, and was recorded in accrued expenses with the offsetting loss recorded in earnings.

MARKETABLE SECURITIES: The Company's marketable securities are all classified as securities available for sale in current assets and are carried at fair value. Such securities are held for an indefinite period of time and are intended to be used to meet the ongoing liquidity needs of the Company. Unrealized gains and losses (which are deemed to be temporary), if any, are reported in a separate component of stockholders' equity. The cost of investments in debt securities is adjusted for amortization of premiums and accretion of discounts

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



to maturity. The amortization, along with realized gains and losses, is included in interest and other income. The cost of securities is based on the specific identification method.

Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment would be charged to earnings and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer's ability to continue as a going concern. At the end of 2005, the Company determined that two securities with an amortized cost basis of $7.0 million had sustained an other-than-temporary impairment and recognized a $3.1 million impairment loss, which was recorded in interest and other income, net.

CONCENTRATION OF CREDIT RISK: Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. government agency securities, mortgage obligations and marketable debt securities of financial institutions and corporations with strong credit ratings. The Company may also invest in unrated or below investment grade securities, such as collateralized debt obligations or equity in private companies. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates. The Company has the ability to sell these investments before maturity and has therefore classified the investments as available for sale. The Company has not realized any significant losses on disposal of its investments.

As is typical in the pharmaceutical industry, the Company sells its products primarily through wholesale distributors and therefore, wholesale distributors account for a large portion of the Company's trade receivables and net product revenues. In light of this concentration, the Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers as well as general economic conditions. An adverse change in those factors could affect the Company's estimate of its bad debts.

INVENTORY: Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out, or FIFO, method.

PROPERTY, PLANT AND EQUIPMENT: Plant and equipment are stated at cost. Depreciation of plant and equipment is provided using the straight-line method. Leasehold improvements are depreciated over the lesser of the economic useful life of the asset or the remaining term of the lease. The estimated useful lives of fixed assets are as follows:

          Buildings                                       40 years
          Building and operating equipment                15 years
          Machinery and equipment                          5 years
          Furniture and fixtures                           5 years
          Computer equipment and software                  3 years

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



Maintenance and repairs are charged to operations as incurred, while renewals and improvements are capitalized.

INVESTMENT IN AFFILIATED COMPANY: On March 31, 2005, the Company exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock. Since the Company also holds 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, the Company determined that it has significant influence over its investee and is applying the equity method of accounting to its common stock investment effective March 31, 2005. As prescribed under the equity method of accounting, the Company began recording its share of EntreMed gains and losses based on the Company's common stock ownership percentage in the second quarter of 2005.

The investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that the Company considers in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. The Company evaluates information that it is aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. After reviewing these factors, the Company has determined that as of December 31, 2005 no adjustment to its investment is required.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of cost of an acquired entity over the fair value of identifiable assets acquired and liabilities assumed in a business combination. Under SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized to their estimated residual values over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", or SFAS 144.

The Company's intangible assets are categorized as either supply agreements, contract based agreements or technology. Amortization periods related to these categories range from 12 to 14 years.

IMPAIRMENT OF LONG-LIVED ASSETS: In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, software costs and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

BUSINESS COMBINATIONS: SFAS No. 141, "Business Combinations", or SFAS 141, requires that all business combinations be accounted for using the purchase method of accounting. The Company's acquisitions of Penn T Limited on October 21, 2004 and Anthrogenesis Corp. on December 31, 2002, were accounted for using the purchase method.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



FOREIGN CURRENCY TRANSLATION: Operations in non-U.S. subsidiaries are generally recorded in local currencies which are also the functional currencies for financial reporting purposes. The results of operations for non-U.S. subsidiaries are translated from local currencies into U. S. dollars using the average currency rate during each period which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period with translation adjustments recorded as a component of other comprehensive income. Transaction gains and losses are recorded as incurred in interest and other income, net in the Consolidated Statement of Operations.

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

RESEARCH AND DEVELOPMENT COSTS: All research and development costs are expensed as incurred. These include all internal costs, external costs related to services contracted by the Company and research services conducted for others. Research and development costs consist primarily of salaries and benefits, contractor fees (paid principally to contract research organizations to assist in our clinical development programs), cost of drug supplies for our clinical and pre-clinical programs, costs of other consumable research supplies, regulatory and quality control expenditures and allocated facilities charges such as building rent and utilities. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product.

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

REVENUE RECOGNITION: Revenue from the sale of products is recognized upon product shipment. Provisions for discounts for early payments, rebates and sales returns under terms customary in the industry are provided for in the same period the related sales are recorded. Provisions recorded in 2005, 2004 and 2003 totaled approximately $103.2 million, $54.5 million and $38.8 million, respectively. Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 104 upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period of the last item of performance to be delivered. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.

SAB No. 104 requires companies to identify separate units of accounting based on the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 00-21, "REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES", or EITF 00-21. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement. Revenues from the achievement of research and development milestones, which represent the achievement of a significant step in the research and development process, are recognized when and if the milestones are achieved.

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

The following table illustrates the effect on net income and net income per share as if the fair-value-based method under SFAS 123 had been applied. Option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead are considered period expenses in the pro forma amounts. Per share data has been adjusted to reflect the February 17, 2006 two-for-one stock split.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



------------------------------------------------------------------------------------------------------------------------------------
                                                                                    2005                2004                2003
------------------------------------------------------------------------------------------------------------------------------------


 Net income, as reported                                                         $   63,656          $   52,756          $   25,693
   Add stock-based employee compensation (credit)
    expense included in reported net income (2005 net of
    tax)                                                                               (143)                250                 250
   Deduct total stock-based employee compensation
    expense determined under the fair value-based
    method (2005 net of tax) (1)                                                    (52,746)            (26,027)            (21,226)
                                                                               -----------------------------------------------------
 Pro forma net income                                                            $   10,767          $   26,979          $    4,717
                                                                               =====================================================

------------------------------------------------------------------------------------------------------------------------------------
Net income per common share:
   Basic, as reported                                                            $     0.19                0.16                0.08
   Basic, pro forma                                                                    0.03                0.08                0.01
   Diluted, as reported                                                                0.18                0.15                0.08
   Diluted, pro forma                                                                  0.03                0.08                0.01
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes benefit attributable to recognizing deferred tax assets in 2005.

The weighted-average fair value per share was $9.60, $5.22 and $3.64 for stock options granted in 2005, 2004 and 2003, respectively. The Company estimated the fair values using the Black-Scholes option-pricing model based on the following assumptions:

    ----------------------------------------------------------------------------
                                              2005         2004        2003
    ----------------------------------------------------------------------------
    Risk-free interest rate                   4.24%        3.05%       2.39%
    Expected stock price volatility           40.6%        47.4%       52.5%
    Expected term until exercise (years)      4.20         3.70        3.50
    Expected dividend yield                      0%           0%          0%
    ============================================================================

EARNINGS PER SHARE: Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise.

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

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



NEW ACCOUNTING PRINCIPLES: In December 2004 the FASB, issued SFAS No. 123R, "Share-Based Payment", or SFAS 123R. SFAS 123R requires compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS 123R replaces SFAS 123, and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities to continue to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. The Company will be required to adopt the provisions of SFAS 123R in the first quarter of fiscal year 2006. Management is currently evaluating the requirements of SFAS 123R. The adoption of SFAS 123R is expected to have a material effect on our consolidated financial statements as noted elsewhere in this footnote. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS 123R may be different from the calculation of compensation cost under SFAS 123.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs--An Amendment of ARB No. 43. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the potential impact of this pronouncement on its financial position and results of operations.

EITF Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," or EITF 03-01, was issued in February 2004. The provisions of EITF 03-01 for measuring and recognizing an other-than-temporary impairment proved controversial and as a result, FASB Staff Position ("FSP") FSP FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005, clarifying the requirements of EITF 03-01 concerning the evaluation of whether an impairment is other-than-temporary. FSP FAS 115-1 and FAS 124-1 refers to SEC Staff Accounting Bulletin ("SAB") Topic 5M, "Other Than Temporary Impairment of Certain Investments In Debt And Equity Securities," and EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets," to evaluate whether an impairment is other than temporary. We are in compliance with these requirements and continue to monitor these developments to assess the possible impact on our financial position and results of operations.

(2)      ACQUISITIONS AND DISPOSITIONS

PENN T LIMITED: On October 21, 2004, the Company, through an indirect wholly-owned subsidiary, acquired all of the outstanding shares of Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R), from a consortium of private investors for a US dollar equivalency of approximately $117.0 million in cash, net of cash acquired and including working capital adjustments and transaction costs paid during the first quarter of 2005. Penn T was subsequently renamed Celgene UK Manufacturing II, Limited, or CUK II. The results of CUK II after October 21, 2004 are included in the consolidated financial statements.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



The purchase price allocation resulted in the following amounts being allocated to the assets received and liabilities assumed based upon their respective fair values.

             --------------------------------------------------------
             Current assets, net of cash acquired         $  16,855
             Intangible assets                               99,841
             Goodwill                                        35,465
             --------------------------------------------------------
             Assets acquired                                152,161
             --------------------------------------------------------
             Current liabilities                              1,983
             Deferred taxes                                  33,144
             --------------------------------------------------------
             Liabilities assumed                             35,127
             --------------------------------------------------------
             Net assets acquired                           $117,034
             ========================================================

Prior to the acquisition, Celgene and Penn T were parties to a manufacturing agreement pursuant to which Penn T manufactured THALOMID(R) for Celgene. Through a manufacturing agreement entered into with a third party in connection with the acquisition, the Company is able to control manufacturing for THALOMID(R) worldwide and increases its participation in the potential growth of THALOMID(R) opportunities in key international markets. This acquisition was accounted for using the purchase method of accounting for business combinations.

The intangible assets consist principally of a product supply agreement that is being amortized over its useful life, which is 13 years. The resulting goodwill and intangible asset have been assigned to the Company's Human Pharmaceuticals operating segment.

The following unaudited pro forma information presents a summary of consolidated results of operations for the year ended December 31, 2004 as if the acquisition of Penn T had occurred on January 1, 2004, adjusted to reflect the February 17, 2006 two-for-one stock split. The unaudited pro forma results of operations is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated, nor is it necessarily indicative of future operating results of the combined companies and should not be construed as representative of these amounts for any future dates or periods.

               ----------------------------------------------------
               Pro forma (UNAUDITED)                     2004
               ----------------------------------------------------

               Total revenues                        $  394,097
               Net income                                56,661
               Net income per diluted share          $     0.16
               ====================================================

The unaudited pro forma information includes an adjustment to reflect the amortization of intangible assets resulting from the acquisition.

DISPOSITION OF CHIRAL INTERMEDIATES BUSINESS: In January 1998, the Company completed the sale of its chiral intermediate business to Cambrex Corporation. The Company received $7.5 million upon the closing of the transaction and is entitled to future royalties, with a present value not exceeding $7.5 million and certain minimum royalty payments due in 2000 through 2003. Included in the transaction were the rights to Celgene's enzymatic technology for the production of chirally pure intermediates for the pharmaceutical industry, including the pipeline of third party products and the equipment and personnel associated with the business. Pursuant to the minimum royalty provision of the agreement, the Company received

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



approximately $0.8 million during 2003. The chiral intermediates business is presented as a discontinued operation in the consolidated financial statements.

(3)      EARNINGS PER SHARE (EPS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2005               2004              2003
------------------------------------------------------------------------------------------------------------------------------------
INCOME AVAILABLE TO COMMON STOCKHOLDERS:

Income from continuing operations                                                     $ 63,656           $ 52,756           $ 24,943
Discontinued Operations - gain on sale of chiral assets                                     --                 --                750
                                                                                   -------------------------------------------------
Net income                                                                              63,656             52,756             25,693
Interest expense on convertible debt, net of tax                                         5,571                 --                 --
                                                                                   -------------------------------------------------
Net income available to common stockholders                                           $ 69,227           $ 52,756           $ 25,693
                                                                                   =================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

Basic:                                                                                 335,512            327,738            323,548
Effect of dilutive securities:
    Options                                                                             21,204             17,062             17,480
    Warrants                                                                               353                436                372
    Restricted shares and other long-term incentives                                       494                474                192
    Convertible debt                                                                    33,022                 --                 --
                                                                                   -------------------------------------------------
Diluted:                                                                               390,585            345,710            341,592
                                                                                   =================================================

EARNINGS PER SHARE:
Income from continuing operations
    Basic                                                                             $   0.19           $   0.16           $   0.08
    Diluted                                                                           $   0.18           $   0.15           $   0.07
Discontinued operations
    Basic                                                                             $     --           $     --           $     --
    Diluted                                                                           $     --           $     --           $   0.01
Net income
    Basic                                                                             $   0.19           $   0.16           $   0.08
    Diluted                                                                           $   0.18           $   0.15           $   0.08
------------------------------------------------------------------------------------------------------------------------------------

The potential common shares related to the convertible notes issued June 3, 2003 (see Note 9) were anti-dilutive and were excluded from the diluted earnings per share computation for the years 2004 and 2003. The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 10,224, 41,686,756 and 42,257,440 shares in 2005, 2004 and 2003, respectively. Share and per share amounts have been adjusted to reflect the February 17, 2006 two-for-one stock split.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



(4)      MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2005 and 2004 was as follows:

-------------------------------------------------------------------------------------------------------
                                                                     GROSS       GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DECEMBER 31, 2005                                       COST         GAIN         LOSS        VALUE
-------------------------------------------------------------------------------------------------------
Mortgage-backed obligations                           $ 118,222   $     366    $  (1,459)   $ 117,129
Government agency bonds and notes                        95,961          39       (2,373)      93,627
Corporate debt securities                               128,292         192       (5,338)     123,146
Auction rate notes                                      232,575          --           --      232,575
Marketable equity securities                             20,212      14,255           --       34,467
                                                  -----------------------------------------------------
                                                      $ 595,262   $  14,852    $   (9,170)  $ 600,944
                                                  =====================================================

-------------------------------------------------------------------------------------------------------
                                                                     GROSS       GROSS      ESTIMATED
                                                      AMORTIZED   UNREALIZED   UNREALIZED     FAIR
DECEMBER 31, 2004                                       COST         GAIN         LOSS        VALUE
-------------------------------------------------------------------------------------------------------
Mortgage-backed obligations                           $ 166,959   $   1,107    $    (904)   $ 167,162
Government agency bonds and notes                           798          --           (7)         791
Corporate debt securities                               147,864       2,723         (650)     149,937
Auction rate notes                                      213,550          --           --      213,550
Marketable equity securities                             20,212      61,658           --       81,870
                                                  -----------------------------------------------------
                                                      $ 549,383   $  65,488    $  (1,561)   $ 613,310
                                                  =====================================================

The fair value of available-for-sale securities with unrealized losses at December 31, 2005 was as follows:

------------------------------------------------------------------------------------------------------------------------
                                                        LESS THAN 12 MONTHS   12 MONTHS OR LONGER          TOTAL
                                                      ---------------------- --------------------- ---------------------
                                                       ESTIMATED    GROSS    ESTIMATED    GROSS    ESTIMATED    GROSS
                                                          FAIR    UNREALIZED   FAIR     UNREALIZED   FAIR     UNREALIZED
DECEMBER 31, 2005                                        VALUE      LOSS       VALUE      LOSS       VALUE      LOSS
------------------------------------------------------------------------------------------------------------------------
Mortgage-backed
obligations                                            $ 26,211   $    218   $ 46,699   $  1,241   $ 72,910   $  1,459
Government agency bonds
   and notes                                             78,469      2,364        236          9     78,705      2,373
Corporate debt securities                               100,875      4,633     14,295        705    115,170      5,338
                                                       -----------------------------------------------------------------
                                                       $205,555   $  7,215   $ 61,230   $  1,955   $266,785   $  9,170
                                                       =================================================================

Government agency bonds and notes include U.S. Treasury and U.S. government agency obligations. Unrealized losses for mortgage-backed obligations and government agency bonds and notes were primarily due to increases in interest rates. Unrealized losses for corporate debt securities were primarily due to increases in interest rates as well as downgrades by corporate bond rating agencies. Celgene has more then sufficient liquidity and the intent to hold these securities until the market value recovers. Moreover, the Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual investments.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



Duration of debt securities classified as available-for-sale were as follows at December 31, 2005:

             -------------------------------------------------------------------
                                                      AMORTIZED        FAIR
                                                        COST           VALUE
             -------------------------------------------------------------------

             Duration of one year or less           $    273,007   $    272,857
             Duration of one through three years          76,632         75,714
             Duration of three through five years        219,569        213,070
             Duration of five through seven years          2,985          1,980
             Duration greater than seven years             2,857          2,856
                                                   -----------------------------
                                                    $    575,050   $    566,477
                                                   =============================

(5)      INVENTORY

Inventory at December 31, 2005 and 2004 consisted of the following:

             -------------------------------------------------------------------
                                                        2005           2004
             -------------------------------------------------------------------

             Raw materials                          $      5,044   $      4,081
             Work in process                               1,644          4,356
             Finished goods                               13,554         15,967
                                                   -----------------------------
                                                    $     20,242   $     24,404
                                                   =============================

(6)      PLANT AND EQUIPMENT

Plant and equipment at December 31, 2005 and 2004 consisted of the following:

             -------------------------------------------------------------------
                                                         2005            2004
             -------------------------------------------------------------------

             Land                                   $     17,836   $     14,700
             Buildings                                    12,509         10,658
             Building and operating equipment              2,618            -
             Leasehold improvements                        8,741         14,355
             Machinery and equipment                      27,603         22,955
             Furniture and fixtures                        6,751          3,865
             Computer equipment and software              22,370         11,989
             Construction in progress                      7,103             63
                                                   -----------------------------
                                                         105,531         78,585
             Less:  accumulated depreciation and
                       Amortization                       28,054         24,847
                                                   -----------------------------
                                                    $     77,477   $     53,738
                                                   =============================


(7)      INVESTMENT IN AFFILIATED COMPANY

On March 31, 2005, the Company exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock at an aggregate cost of $10.5 million. The fair value of the warrants at the time of exercise was estimated to be approximately $12.9 million. As a result, the total value ascribed to the Company's investment was $23.4 million. Since the Company also holds 3,350,000 shares of EntreMed voting preferred shares that are convertible into 16,750,000 shares of common stock, the Company determined that it has significant influence over its investee and is applying the equity method of accounting to its common stock

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



investment effective March 31, 2005. At March 31, 2005, the residual investment, after taking a charge of approximately $4.4 million to write down the portion of the investment ascribed to in-process research and development (the charge was included in equity losses of affiliated company), exceeded the Company's proportionate share of the EntreMed net assets by approximately $13.4 million and consisted of goodwill and intangibles of approximately $12.6 million and $0.8 million, respectively. As prescribed under the equity method of accounting, the Company began recording its share of EntreMed gains and losses based on the Company's common stock ownership percentage subsequent to that date. The investment in EntreMed had a carrying value of approximately $17.0 million at December 31, 2005, which exceeds estimated fair value of the Company's common stock investment by approximately $3.4 million based on the closing share price of EntreMed common stock on December 31, 2005. The Company deems this decline below carrying value to be temporary. Financial results of the EntreMed equity method investment are included in the human pharmaceuticals segment.

A summary of EntreMed's financial information follows:

                                                           December 31, 2005
   -----------------------------------------------------------------------------
                                                            (Unaudited)
   Current assets                                       $        35,326
   Noncurrent assets                                              1,106
                                                        ------------------------
   Total assets                                         $        36,432
   -----------------------------------------------------------------------------

   Current liabilities                                  $         6,649
   Noncurrent liabilities                                           230
   Minority interest                                                 17
   Total equity                                                  29,536
                                                        ------------------------
   Total liabilities and equity                         $        36,432
   -----------------------------------------------------------------------------
                                                              (Audited)
   Interest in EntreMed equity (1)                      $         4,025
   Excess of investment over share of EntreMed equity            12,992
                                                        ------------------------
   Total investment                                     $        17,017
   =============================================================================

                                                          Nine-Month Period
                                                                Ended
                                                          December 31, 2005
   -----------------------------------------------------------------------------
                                                             (Unaudited)
   Total revenues                                       $         5,893
   Operating loss                                                11,648
   Net loss                                                      10,792
   -----------------------------------------------------------------------------
                                                               (Audited)
   Celgene share of EntreMed, Inc. losses (1)           $          1,617
   Amortization of intangibles                                       236
   Write-off of in-process research and development                4,383
   Elimination of inter-company transaction                          687
                                                        ------------------------
   Equity in losses of affiliated company               $          6,923
   =============================================================================

(1) The Company records its share of losses based on its common stock ownership of approximately 14% at December 31, 2005.

On February 2, 2006 the Company, along with a group of investors, entered into an agreement to invest $30.0 million in EntreMed in return for newly issued EntreMed common stock and warrants to purchase additional shares of EntreMed common stock at a conversion price of $2.3125 per warrant. The Company's portion of the investment was $2.0 million for which it received 864,864 shares of EntreMed common stock

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



and 432,432 warrants. The warrants will be accounted for at fair value with changes in fair value recorded through earnings.

(8)      OTHER FINANCIAL INFORMATION

Accrued expenses at December 31, 2005 and 2004 consisted of the following:

      --------------------------------------------------------------------------
                                                       2005            2004
      --------------------------------------------------------------------------

      Professional and consulting fees              $     3,906   $     2,026
      Accrued compensation                               22,087        15,783
      Accrued interest, royalties and license fees       18,181        12,840
      Accrued sales returns                               5,017         9,595
      Accrued rebates and chargebacks                    27,763         9,255
      Accrued acquisition related costs                      --         8,010
      Accrued clinical trial costs                       10,866         7,440
      Accrued insurance and taxes                         2,256         1,882
      Other                                               2,832         1,703
                                                   -----------------------------
                                                    $    92,908   $    68,534
                                                   =============================

Other assets at December 31, 2005 and 2004 consisted of the following:

      --------------------------------------------------------------------------
                                                       2005            2004
      --------------------------------------------------------------------------

      Long-term investments                         $     7,000   $     7,000
      Long-term deposits                                  1,754         1,495
      Debt issuance costs                                 5,904         8,347
      EntreMed Inc. warrants                                 --        19,768
      Other                                               2,585         2,239
                                                   -----------------------------
                                                    $    17,243   $    38,849
                                                   =============================

On March 31, 2005, the Company exercised the EntreMed Inc. warrants to purchase 7,000,000 shares of EntreMed common stock and has applied the equity method of accounting to its common stock investment in EntreMed subsequent to that date. Interest and other income, net included unrealized losses of $6.9 million and $1.9 million related to EntreMed warrants for the years ended December 31, 2005 and 2004, respectively.

(9)      CONVERTIBLE DEBT

In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock as adjusted, or a conversion rate of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company's common stock of $8.075, after adjusting prices for the two-for-one stock splits affected on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the outstanding notes at any time into 33,022,360 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change", within the agreement. The Company registered the notes and common stock issuable upon conversion of the notes with the Securities and Exchange Commission, and is required to use reasonable best efforts to keep the related registration statement effective for the defined period. During the year ended December 31, 2005, an immaterial amount of principal was converted into common stock.

At December 31, 2005 and 2004, the fair value of the Company's convertible notes exceeded the carrying value of $400.0 million by approximately $660.0 million and $117.0 million respectively.

(10)     GOODWILL AND INTANGIBLE ASSETS

INTANGIBLE ASSETS: At December 31, 2005, the Company's intangible assets primarily related to the October 21, 2004 acquisition of Penn T and are being amortized over their estimated useful lives. In December 2005, the Company recognized a $4.3 million intangible for a licensing agreement with Children's Medical Center Corporation, or CMCC, which is being amortized over the patent life of the related product. Intangible asset balances related to the acquisition of Anthrogenesis Corp. were eliminated during the first quarter of 2005 as prescribed by SFAS 109 "Accounting for Income Taxes" due to reversal of the valuation allowance for deferred tax assets recorded at time of acquisition. The gross carrying value and accumulated amortization by major intangible asset class at December 31, 2005 and 2004 were as follows:

----------------------------------------------------------------------------------------------------------------------
                                                           2005
----------------------------------------------------------------------------------------------------------------------
                                        Gross                             Cumulative       Intangible      Weighted
                                       Carrying        Accumulated       Translation         Assets,        Average
                                        Value         Amortization        Adjustment           Net        Life (Years)
----------------------------------------------------------------------------------------------------------------------
   Penn T supply agreements            $ 99,841         $ (2,787)         $ (4,435)         $ 92,619           12.9
   License                                4,250             --                  --             4,250           13.8
   Technology                               122               (3)               --               119           12.0
----------------------------------------------------------------------------------------------------------------------
Total                                  $104,213         $ (2,790)         $ (4,435)         $ 96,988           13.0
======================================================================================================================


----------------------------------------------------------------------------------------------------------------------
                                                           2004
----------------------------------------------------------------------------------------------------------------------
                                        Gross                             Cumulative       Intangible      Weighted
                                       Carrying        Accumulated       Translation         Assets,        Average
                                        Value         Amortization        Adjustment           Net        Life (Years)
----------------------------------------------------------------------------------------------------------------------
Penn T acquisition:
   Supply agreements                   $ 99,841         $    (75)         $  6,802          $106,568          12.9
Anthrogenesis acquisition:
   Supplier relationships                   710             (284)               --               426           5.0
   Customer lists                         1,700             (227)               --             1,473          15.0
   Technology                               609             (121)               --               488          10.0
----------------------------------------------------------------------------------------------------------------------
Total                                  $102,860         $   (707)         $  6,802          $108,955          12.9
======================================================================================================================

Amortization of acquired intangible assets was approximately $2.1 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $8.5 million for 2006 and $8.1 million for each of the years 2007 through 2010.

GOODWILL: At December 31, 2005, the Company's recorded goodwill related to the acquisition of Penn T on October 21, 2004 and has been allocated to the Company's human pharmaceuticals segment. Goodwill

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



related to the acquisition of Anthrogenesis Corp. was eliminated during the first quarter of 2005 as prescribed by SFAS 109, "Accounting for Income Taxes," due to reversal of the valuation allowance for deferred tax assets that had been recorded at time of acquisition. The changes in the carrying value of goodwill are summarized as follows:

----------------------------------------------------------------------------------------------------
                                                           Human        Stem Cell
                                                      Pharmaceuticals    Therapy        Total
----------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003                                $     --       $  3,490       $  3,490
Proceeds from sale of net operating loss tax benefit            --           (484)          (484)
Penn T acquisition                                          35,812             --         35,812
Foreign currency translation                                 2,440             --          2,440
                                                      ----------------------------------------------
BALANCE, DECEMBER 31, 2004                                $ 38,252       $  3,006       $ 41,258
Reversal of deferred tax asset valuations                     --           (3,006)        (3,006)
Purchase accounting adjustments                               (347)            --           (347)
Foreign currency translation                                (4,090)            --         (4,090)
                                                      ----------------------------------------------
BALANCE, DECEMBER 31, 2005                                $ 33,815       $     --       $ 33,815
====================================================================================================


(11) RELATED PARTY TRANSACTIONS: EntreMed earns royalty income relating to THALOMID(R). As prescribed under the equity method of accounting, the Company eliminates its share of EntreMed's royalty income.

In March 2005, the Company licensed to EntreMed rights to develop and commercialize its tubulin inhibitor compounds. Under the terms of the agreement, Celgene received an up-front license payment of $1.0 million and is entitled to additional payments upon successful completion of certain clinical, regulatory and sales milestones. Under the agreement, EntreMed will provide all resources needed to conduct clinical research and regulatory activities associated with seeking marketing approvals of the tubulin inhibitors for oncology applications.

(12)     STOCKHOLDERS' EQUITY

PREFERRED STOCK: The Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.

COMMON STOCK: On December 27, 2005, the Company announced a two-for-one stock split payable in the form of a 100 percent stock dividend to shareholders of record on February 17, 2006. On February 16, 2006, the Company's shareholders approved an increase in the number of authorized common shares of stock from 275,000,000 to 575,000,000 with a par value of $.01 per share, of which 342,171,876 shares were outstanding at December 31, 2005.

TREASURY STOCK: During 2005, certain employees exercised certain stock options containing a reload feature and, pursuant to our stock option plan, tendered 1,831,054 mature shares related to stock option exercises. Such tendered shares are reflected as treasury stock. At December 31, 2005, treasury shares totaled 1,953,282.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



A summary of changes in common stock issued and treasury stock is presented below:

----------------------------------------------------------------------------------------------------------
                                                                                           Common Stock
Balance December 31,                                                      Common Stock     in Treasury
----------------------------------------------------------------------------------------------------------
2002                                                                       80,176,713               --
----------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants                                      1,105,074               --
Issuance of common stock for employee benefit plans                           129,268               --
----------------------------------------------------------------------------------------------------------
2003                                                                       81,411,055               --
----------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants                                      1,300,297               --
Issuance of common stock for employee benefit plans                            98,215               --
Treasury stock - mature shares tendered related to option exercises                --           (5,282)
Issuance of common stock related to 2:1 stock split                        82,269,631           (5,282)
----------------------------------------------------------------------------------------------------------
2004                                                                      165,079,198          (10,564)
----------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants                                      6,850,375               --
Issuance of common stock for employee  benefit  plans                         132,346               --
Treasury  stock - mature shares tendered related to option exercises               --         (966,077)
Conversion of long-term convertible notes                                         660               --
Issuance of common stock related to 2:1 stock split                       172,062,579         (976,641)
----------------------------------------------------------------------------------------------------------
2005                                                                      344,125,158       (1,953,282)
==========================================================================================================


RIGHTS PLAN: During 1996, the Company adopted a shareholder rights plan, or Rights Plan. The Rights Plan involves the distribution of one Right as a dividend on each outstanding share of the Company's common stock to each holder of record on September 26, 1996. Each Right shall entitle the holder to purchase one-tenth of a share of common stock. The Rights trade in tandem with the common stock until, and are exercisable upon, certain triggering events, and the exercise price is based on the estimated long-term value of the Company's common stock. In certain circumstances, the Rights Plan permits the holders to purchase shares of the Company's common stock at a discounted rate. The Company's Board of Directors retains the right at all times prior to acquisition of 15% of the Company's voting common stock by an acquirer, to discontinue the Rights Plan through the redemption of all rights or to amend the Rights Plan in any respect. The Rights Plan, as amended on February 17, 2000, increased the exercise price per Right from $100.00 to $700.00 and extended the final expiration date of the Rights Plan to February 17, 2010. On August 13, 2003, the Rights Plan was further amended to permit a qualified institutional investor to beneficially own up to 17% of the Company's common stock outstanding without being deemed an "acquiring person," if such institutional investor meets certain requirements.

(13)     STOCK-BASED COMPENSATION

STOCK OPTIONS AND RESTRICTED STOCK AWARDS: The Company has one shareholder approved equity incentive plan, or the Incentive Plan, that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other stock-based awards to employees and officers of the Company to purchase not more than an aggregate of 69,700,000 shares of common stock under the 1998 plan, as amended, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors, or the Compensation Committee, determines the type, amount and terms, including vesting, of any awards made under the Incentive Plans. The 1998 Plan will terminate in 2008.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



With respect to options granted under the Incentive Plan, the exercise price may not be less than the market price of the common stock on the date of grant. In general, options granted under the Incentive Plan vest over periods ranging from immediate vesting to four-year vesting and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period for options and restricted stock awards granted under the Plans is subject to certain acceleration provisions if a change in control, as defined in the Plans, occurs.

As a result of the acquisition of Anthrogenesis, the Company assumed the former Anthrogenesis Qualified Employee Incentive Stock Option Plan and the Anthrogenesis Non-Qualified Recruiting and Retention Stock Option Plan. Options granted under the Anthrogenesis plans prior to Celgene's acquisition of Anthrogenesis generally vested immediately and expire ten years from the date of grant. The Anthrogenesis options converted into Celgene options at an exchange ratio of 0.4545 on a pre-October 2004 and February 2006 stock split basis. No future awards will be granted under the Non-Qualified Plan. The Qualified Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment. The exercise price of any stock options granted under the Qualified Plan may not be less than the fair value of the common stock on the date of grant. In general, options granted under the Qualified Plan vest evenly over a four-year period and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period is subject to certain acceleration provisions if a change in control occurs. No award will be granted under the Qualified Plan on or after December 31, 2008.

Stock options granted to executives at the vice-president level and above, after September 18, 2000, contain a reload feature which provides that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 1998 Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or pays applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee to exercise the stock option or to pay withholding taxes thereon. The reload stock option will be exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair value (as defined in the 1998 Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. An optionee may not reload the reload stock option unless otherwise permitted by the Compensation Committee. As of December 31, 2005, the Company has issued 10,876,300 stock options to executives that contain the reload features noted above, of which 6,232,004 are still outstanding.

In June 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which, as amended, provides for the granting of non-qualified stock options to purchase an aggregate of not more than 4,100,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company, or Non-Employee Directors. Each new Non-Employee Director, upon the date of election or appointment, receives an option to purchase 20,000 shares of common stock, which vest in four equal annual installments commencing on the first anniversary of the date of grant. Additionally, upon the date of each annual meeting of stockholders, each continuing Non-Employee Director receives an option to purchase 10,000 shares of common stock (or a pro rata portion thereof for service less than one year), which vest in full on the date of the first annual meeting of stockholders held following the date of grant. As amended in 2003, continuing Non-Employee Directors receive quarterly grants of 3,750 options aggregating 15,000 options annually, instead of receiving one

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



annual grant of 15,000 options and vesting occurs one year from the date of grant instead of on the date of the first annual meeting of stockholders held following the date of grant. The 1995 Non-Employee Directors' Incentive Plan also provides for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a Non-employee Director who serves as a member (but not a chairman) of a committee of the Board of Directors and up to 10,000 shares to a Non-employee Director who serves as the chairman of a committee of the Board of Directors. All options are granted at an exercise price that equals the fair value of the Company's common stock at the grant date and expire ten years after the date of grant. This plan terminates on June 30, 2015. In December 2005, in recognition of the significance of the REVLIMID(R) regulatory approval, continuing Non-Employee Directors received the 2006 annual stock option award of 15,000 shares, which were granted at an exercise price equal to the fair value of the Company's common stock on December 29, 2005 and vest pursuant to the standard terms of the plan.

In June 2005, the stockholders of the Company approved amendments to the 1998 Stock Incentive Plan, or the 1998 Plan, and the 1995 Non-Employee Directors'
Incentive Plan, or the 1995 Plan, to among other things, increase, on a pre-split basis, the number of shares of common stock that may be subject to awards from 25,000,000 to 31,000,000 for the 1998 Plan and from 3,600,000 to
3,850,000 for the 1995 Plan.

The following table summarizes the stock option activity for the  aforementioned
Plans:

--------------------------------------------------------------------------------
                                                      OPTIONS OUTSTANDING
                                                --------------------------------
                                                                 WEIGHTED
                                   SHARES                        AVERAGE
                                 AVAILABLE                       EXERCISE
Balance December 31,             FOR GRANT        SHARES      PRICE PER SHARE
-------------------------------------------------------------------------------
2002                             1,160,723      10,829,432        $21.37
-------------------------------------------------------------------------------
    Authorized                   4,000,000             ---           ---
    Expired                       (308,857)            ---           ---
    Granted                     (2,424,027)      2,424,027         36.60
    Exercised                          ---      (1,041,618)        10.69
    Cancelled                      172,826        (200,092)        26.78
-------------------------------------------------------------------------------
2003                             2,600,665      12,011,749        $25.28
-------------------------------------------------------------------------------
    Stock split impact           2,600,665      11,324,297           ---
    Granted                     (4,073,768)      4,073,768         27.36
    Exercised                          ---      (1,300,297)         7.99
    Cancelled                      793,837        (844,799)        19.27
-------------------------------------------------------------------------------
2004                             1,921,399      25,264,718        $15.15
-------------------------------------------------------------------------------
    Authorized                   6,250,000             ---           ---
    Granted                     (7,302,665)      7,302,665         54.32
    Exercised                          ---      (6,840,682)        11.16
    Cancelled                      405,262        (429,512)        23.72
    Stock split impact           1,273,996      25,297,189           ---
-------------------------------------------------------------------------------
2005                             2,547,992      50,594,378        $13.70
================================================================================

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



The following table summarizes information concerning options outstanding under the Incentive Plans at December 31, 2005:

------------------------------------------------------------------------------
                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                 ----------------------------------- -------------------------
                               WEIGHTED   WEIGHTED                   WEIGHTED
                               AVERAGE     AVERAGE                   AVERAGE
  RANGE OF         NUMBER      EXERCISE   REMAINING    NUMBER        EXERCISE
EXERCISE PRICES  OUTSTANDING    PRICE    TERM (YRS.) EXERCISABLE      PRICE
------------------------------------------------------------------------------

$ 0.04 - 5.00      9,773,502  $   2.15      4.0        9,753,502    $   2.15
  5.01 - 10.00    12,174,984      6.88      5.8       12,134,434        6.92
 10.01 - 15.00    11,177,106     12.65      7.9       10,950,572       12.91
 15.01 - 20.00     6,086,396     16.52      7.2        5,694,516       17.65
 20.01 - 30.00     4,982,196     25.10      8.5        4,739,246       26.38
 30.01 - 35.67     6,400,194     34.62      9.9        6,188,194       35.81
                 -------------------------------------------------------------
                  50,594,378  $  13.70      6.9       49,460,464    $  14.02
                 =============================================================

In December 2005, in recognition of the significance of the REVLIMID(R) regulatory approval, the Board of Directors approved a resolution to grant the 2006 annual stock option awards in 2005. All stock options awarded were granted fully vested. Half of the options granted had an exercise price, or strike price, of $34.05 per option, which was at a 5% premium to the split-adjusted closing price of the Company's common stock of $32.43 on the grant date of December 29, 2005, the remaining options granted had a strike price of $35.67 per option, which was at a 10% premium to the split-adjusted closing price of the Company's common stock of $32.43 on the grant date of December 29, 2005. The Board's decision to grant these options was in recognition of the REVLIMID(R) regulatory approval and in response to a review of the Company's long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of SFAS 123R, which the Company is required to adopt effective in the first quarter of 2006. In addition, the Company granted certain options to key-employees at exercise prices equal to the market price of the Company's common stock on the date of grant that also vested immediately. Management believes that granting fully vested options prior to the adoption of SFAS 123R will result in the Company not being required to recognize cumulative compensation expense of approximately $76.0 million for the four-year period ending December 31, 2009.

During 2001, the Company issued to certain employees an aggregate of 210,000 restricted stock awards of which 120,000 are still outstanding. Such restricted stock awards will vest on September 19, 2006, unless certain conditions that would trigger accelerated vesting are otherwise met prior to such date. The fair value of these restricted stock awards at the grant date was $0.8 million, which is being amortized as compensation expense over the contractual vesting period and classified in selling, general and administrative expenses. The Company recorded a $0.2 million credit to compensation expense for the year ended December 31, 2005 due to cancellation of 90,000 restricted stock awards during the year. The Company recorded compensation expense of $0.3 million for the years ended December 31, 2004 and 2003, respectively.

WARRANTS: In connection with its acquisition of Anthrogenesis, the Company assumed the Anthrogenesis warrants outstanding, which were converted into warrants to purchase 867,356 shares of the Company's common stock. Anthrogenesis had issued warrants to investors at exercise prices equivalent to the per share price of their investment. As of December 31, 2005, Celgene had 404,696 warrants outstanding to acquire an equivalent number of shares of Celgene common stock at a weighted average exercise price of $2.95 per warrant. These warrants expire on various dates from 2008 to 2012.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



(14)     EMPLOYEE BENEFIT PLANS

The Company sponsors an investment savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended. The Company's contributions to the savings plan are discretionary and have historically been made in the form of the Company's common stock. Such contributions are based on specified percentages of employee contributions and aggregated a total expense charged to operations of $6.5 million in 2005, $3.5 million in 2004 and $4.2 million in 2003.

During 2000, the Company's Board of Directors approved a deferred compensation plan effective September 1, 2000. In February, 2005, the Company's Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, which operates as the Company's ongoing deferred compensation plan and which is intended to comply with the American Jobs Creation Act of 2004, which added new Section 409A to the Internal Revenue Code, changing the income tax treatment, design and administration of certain plans that provide for the deferral of compensation. The Company's Board of Directors also froze the 2000 deferred compensation plan, effective as of December 31, 2004, so that no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of
Section 409A. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to 25% of the participant's base salary, 100% of cash bonuses and restricted stock and stock options gains (both subject to a minimum deferral of 50% of each award of restricted stock or stock option gain approved by the Compensation Committee for deferral). Company contributions to the deferred compensation plan represent a 100% match of the participant's deferral up to a specified percentage (ranging from 10% to 25%, depending on the employee's position as specified in the plan) of the participant's base salary. The Company recorded expense of $0.4 million, $0.8 million and $0.6 million associated with the matching of the deferral of compensation in 2005, 2004 and 2003, respectively. All amounts are 100% vested at all times, except with respect to restricted stock, which will not be vested until the date the applicable restrictions lapse. At December 31, 2005 and 2004, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheets of approximately $11.2 million and $8.8 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measuring alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.

In 2003, the Company adopted a Long-Term Incentive Plan, or LTIP designed to provide key officers and executives with performance based incentive opportunities contingent upon achievement of pre-established corporate performance objectives, and payable only if employed at the end of the performance cycle. The 2003 performance cycle began on May 1, 2003 and ended on December 31, 2005, or the 2005 Plan. The 2004 performance cycle began on January 1, 2004 and will end on December 31, 2006, or the 2006 Plan and the 2005 performance cycle began on January 1, 2005 and will end on December 31, 2007, or the 2007 Plan. The 2006 performance cycle was approved by the Management Compensation and Development Committee of the Board of Directors on January 19, 2006 and began on January 1, 2006 and will end on December 31, 2008, or the 2008 Plan. Performance measures for the Plans are based on the following components:
25% on earnings per share, 25% on net income and 50% on revenue.

Payouts may be in the range of 0% to 200% of the participant's salary for the 2005, 2007 and 2008 Plans and 0% to 150% of the participant's salary for the 2006 Plan. The estimated payout for the 2005 Plan is $4.5 million and the maximum potential payout, assuming objectives are achieved at the 150% level for the 2006 Plan and at the 200% level for the 2007 and 2008 Plans are $4.5 million, $6.8 million and $7.2 million for the 2006 Plan, 2007 Plan and 2008 Plan, respectively. Such awards are payable in cash or, at its discretion,

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



the Company can elect to pay the same value in its common stock based upon the Company's common stock fair value at the payout date. The Company accrues the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of the Company's level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2005, 2004 and 2003, the Company recognized expense related to LTIP of $4.4 million, $3.4 million and $0.5 million, respectively.

(15)    ACCUMULATED COMPREHENSIVE INCOME

Other Accumulated Comprehensive Income at December 31, 2005 and 2004 consisted of the following:

  ------------------------------------------------------------------------------
                                                                2005      2004
  ------------------------------------------------------------------------------
  Net unrealized gains on marketable securities, net of tax  $   4,833  $63,926
  Currency translation adjustment                               (4,745)   4,676
                                                            --------------------
                                                             $      88  $68,602
                                                            ====================


(16)    SPONSORED RESEARCH, LICENSE AND OTHER AGREEMENTS

PHARMION: In November 2001, we licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of our intellectual property covering thalidomide and S.T.E.P.S(R). Under the terms of the agreement, we receive a royalty of 8% of Pharmion's net thalidomide sales in countries where Pharmion has received regulatory approval and a S.T.E.P.S(R) license fee of 8% in all other licensed territories. Separately in December 2004, following our acquisition of Penn T Limited, our wholly-owned subsidiary Celgene UK Manufacturing II Limited, or CUK II, (formerly known as "Penn T Limited") entered into an amended thalidomide supply agreement with Pharmion whereby in exchange for a reduction in Pharmion's purchase price of thalidomide to 15.5% of its net sales of thalidomide, we received a one-time payment of $77.0 million. Under the December 2004 agreement, we also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in additional territories and eliminating certain of our license termination rights. Under the agreements, as amended, the territory licensed to Pharmion is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China other than Hong Kong. The agreements with Pharmion terminate upon the ten-year anniversary following receipt of the first regulatory approval for thalidomide in the United Kingdom.

To support the further clinical development of thalidomide, Pharmion has also provided research funding under various agreements of approximately $10.7 million through December 31, 2005 and is required to fund an additional $2.7 million in each of 2006 and 2007.

At December 31, 2005 and 2004, we held 1,939,600 shares of Pharmion common stock received in connection with the conversion of a five-year Senior Convertible Promissory Note purchased in April 2003 under a Securities Purchase Agreement with Pharmion and the exercise of warrants received in connection with the November 2001 thalidomide license and April 2003 Securities Purchase Agreement.

NOVARTIS PHARMA AG: In April 2000, we entered into an agreement with Novartis in which we granted to Novartis an exclusive worldwide license (excluding Canada) to develop and market FOCALIN(TM) (d-methylphenidate, or d- MPH) and FOCALIN XR(TM), the long-acting drug formulation. We have retained the exclusive commercial rights to FOCALIN(TM) and FOCALIN XR(TM) for oncology-related disorders, such as chronic fatigue associated with chemotherapy. We also granted Novartis rights to all of our related intellectual property and patents, including new formulations of the currently marketed RITALIN(R). Under the agreement, we have received upfront and regulatory achievement milestone payments totaling $55.0

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



million and are entitled to additional payments upon attainment of certain other milestone events. We also sell FOCALIN(TM) to Novartis as well as receive royalties on sales of all of Novartis' FOCALIN XR(TM) and RITALIN(R) family of ADHD-related products. The research portion of the agreement ended in June 2003.

SERONO: In late 2004, the Company assumed co-exclusive rights with Serono SA to discover and develop therapeutics that modulate the NFkB pathway utilizing technology and know-how previously licensed to Serono SA. Celgene made a one-time payment of $6.0 million to Serono SA, which was recorded as research and development expense since this relates to undeveloped technology, and will make milestone and royalty payments on the sales on any resulting products. Serono SA will have reciprocal milestone payment and royalty obligations to Celgene for any products Serono SA discovers, develops and commercializes utilizing the technology and know-how.

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

(17)     INCOME TAXES

The income tax provision is based on income before income taxes as follows:

--------------------------------------------------------------------------------
                                                2005        2004         2003
--------------------------------------------------------------------------------
U.S.                                         $ 135,048    $ 244,034    $  25,661
Non-U.S                                        (50,836)    (180,863)          --
                                            ------------------------------------
Income before income taxes                   $  84,212    $  63,171    $  25,661
                                            ====================================

The provision/(benefit) for taxes on income from continuing operations is as follows:

--------------------------------------------------------------------------------
                                              2005          2004          2003
--------------------------------------------------------------------------------
United States:
Taxes currently payable:
      Federal                               $ 11,538      $  6,429      $     --
      State and local                          8,609         4,067           718
Deferred income taxes                         (3,430)           --            --
--------------------------------------------------------------------------------
Total U.S. tax provision                      16,717        10,496           718
--------------------------------------------------------------------------------
International:
      Taxes currently payable                  4,926        23,486            --
      Deferred income taxes                   (1,087)      (23,567)           --
--------------------------------------------------------------------------------
Total international tax provision              3,839           (81)           --
--------------------------------------------------------------------------------
Total provision                             $ 20,556      $ 10,415      $    718
================================================================================

Amounts are reflected in the preceding tables based on the location of the taxing authorities. As of December 31, 2005, we have not made a U.S. tax
provision  on  approximately   $77.6  million  of  unremitted  earnings  of  our
international subsidiaries. These earnings are expected to be reinvested overseas. It is not practicable to compute the estimated deferred tax liability on these earnings.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



The Company operates under an incentive tax holiday in Switzerland that expires in 2015 and exempts the Company from certain Swiss income taxes.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." The company records the tax effect on these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) or "deferred tax liabilities" (generally items for which the company received a tax deduction but that have not yet been recorded in the consolidated statement of operations). The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment. At December 31, 2005, 2004 and 2003 the tax effects of temporary differences that give rise to deferred tax assets were as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                               2005                      2004                       2003
------------------------------------------------------------------------------------------------------------------------------------

                                                     Assets      Liabilities     Assets       Liabilities    Assets      Liabilities
                                                     ------      -----------     ------       -----------    ------      -----------
Federal and state net
   operating loss  carryforwards                    $  84,161     $      --     $  53,477     $      --     $ 141,379     $      --
Prepaid/deferred items                                 30,016            --        29,863            --            --            --
Deferred Revenue                                       19,533            --        24,174            --            --            --
Capitalized research expenses                           6,861            --         8,971            --        16,774            --
Research and experimentation tax
   credit carryforwards                                19,770            --        17,431            --         9,154            --
Plant and equipment, primarily
   differences in depreciation                            618          (295)        2,307          (295)        1,524            --
Inventory                                               1,607            --         1,362          (928)           --            --
Other Assets                                               --        (7,325)           --        (2,230)           --            --
Intangibles                                             7,910       (27,786)        3,182       (29,761)        5,615            --
Accrued and other expenses                             20,493            --        14,590            --         6,686            --
Unrealized losses/(gains) on
   securities                                              --          (848)           --       (33,385)        4,188        (8,893)
------------------------------------------------------------------------------------------------------------------------------------
Subtotal                                              190,969       (36,254)      155,357       (66,599)      185,320        (8,893)
Valuation allowance                                   (10,396)           --       (75,510)           --      (176,427)           --
------------------------------------------------------------------------------------------------------------------------------------
Total Deferred Taxes                                $ 180,573     $ (36,254)    $  79,847     $ (66,599)    $   8,893     $  (8,893)
------------------------------------------------------------------------------------------------------------------------------------
Net Deferred Tax Asset                              $ 144,319     $      --     $  13,248     $      --     $      --     $      --
====================================================================================================================================

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

   -----------------------------------------------------------------------------
   PERCENTAGES                                        2005      2004     2003
   -----------------------------------------------------------------------------

   US statutory rate                                  35.0%     35.0%     35.0%
   Foreign losses without tax benefit                 27.2      50.5        --
   State taxes, net of federal benefit                 9.6       4.3       3.3
   Other                                               3.2       1.7        --
   Change in valuation allowance                     (50.6)    (75.0)    (35.5)
   -----------------------------------------------------------------------------
   Effective income tax rate                          24.4%     16.5%      2.8%
   =============================================================================

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



At March 31, 2005, the Company determined it was more likely than not that certain benefits of its deferred tax assets would be realized based on favorable clinical data related to REVLIMID(R) (Lenalidomide) during the quarter in concert with the Company's nine consecutive quarters of profitability. This led to the conclusion that it was more likely than not that the Company will generate sufficient taxable income to realize the benefits of its deferred tax assets. As a result of eliminating the related valuation allowances, the Company recorded an income tax benefit in 2005 of $42.6 million and an increase to additional paid-in capital of $30.2 million. At December 31, 2005, it was more likely than not that the Company would realize its deferred tax assets, net of valuation allowances.

At December 31, 2005, the Company had federal net operating loss carryforwards of approximately $198.0 million and combined state net operating loss carryforwards of approximately $ 218.7 million that will expire in the years 2006 through 2025. The Company also has research and experimentation credit carryforwards of approximately $19.7 million that expire in the years 2006 through 2025. Ultimate utilization/availability of such net operating losses and credits may be curtailed if a significant change in ownership occurs. Signal and Anthrogenesis experienced an ownership change, as that term is defined in section 382 of the Internal Revenue Code, when acquired by Celgene, as such, there is an annual limitation on the use of these net operating losses in the amount of approximately $11.6 million and $3.4 million, respectively. Approximately $8.1 million of deferred tax assets acquired in the Anthrogenesis acquisition at December 31, 2002 consisted primarily of net operating losses; as such there may be an annual limitation on the Company's ability to utilize the acquired net operating losses in the future.

The Company realized stock option deduction benefits in 2005, 2004, and 2003 for income tax purposes and has increased paid-in capital in the amount of approximately $103.6 million, $14.2 million, and $0.8 million, respectively.

(18)     COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and research facilities under several operating lease agreements in the United States, Switzerland and United Kingdom. The minimum annual rents may be subject to specified annual rental increases. At December 31, 2005, the non-cancelable lease terms for the operating leases expire at various dates between 2006 and 2012 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



The Company leases certain equipment under a capital lease arrangement. Assets held under capital leases are included in plant and equipment and the amortization of these assets is included in depreciation expense. Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 2005 are:

--------------------------------------------------------------------------------
                                                         OPERATING   CAPITAL
(In millions)                                             LEASES     LEASES
--------------------------------------------------------------------------------
              2006                                       $    3.4    $  2
              2007                                            2.9       2
              2008                                            2.6       -
              2009                                            2.5       -
              2010                                            2.5       -
              Thereafter                                      3.9       -
                                                        ------------------------
         Total minimum lease payments                    $   17.8    $  4
                                                        ===========
             Less amount representing interest                          1
                                                                    -----------
         Present value of net minimum
                capital lease payments                                  3
             Less current installments of obligations
                under capital leases                                    1
                                                                    -----------

         Obligations under capital leases,
                excluding current installments                       $  2
                                                                    ============

Total facilities rental expense under operating leases was approximately $4.5 million in 2005, $4.3 million in 2004 and $3.9 million in 2003.

CONTRACTS: In connection with the Company's acquisition of Penn T, the Company entered into a Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited pursuant to which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. The total cost to be incurred over the five-year minimum agreement period is approximately $11.0 million. At December 31, 2005, the remaining cost to be incurred was approximately $7.8 million.

In March 2003, the Company entered into a supply and distribution agreement with GSK to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, the Company purchases ALKERAN(R) tablets and ALKERAN(R) for infusion from GSK and distributes the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. On December 31, 2005, the remaining minimum purchase requirements under the agreement totaled $102.0 million.

The Company signed an exclusive license agreement with CMCC, which terminated any existing thalidomide analog agreements between CMCC and EntreMed and directly granted to Celgene an exclusive worldwide license for the analog patents. Under the agreement, the Company is required to pay CMCC $2.0 million between 2005 and 2006. The outstanding balance related to this agreement was $1.0 million at December 31, 2005. Additional payments are possible under the agreement depending on the successful development and commercialization of thalidomide analogs.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



In October 2003, the Company signed an agreement with Institute of Drug Technology Australia Limited, or IDT, for the manufacture of finished dosage form of THALOMID(R) capsules. The agreement requires minimum purchases of THALOMID(R) capsules of $4.7 million for the three-year term commencing with the April 2005 FDA approval of IDT as an alternate supplier. This agreement provides the Company with additional capacity and reduces its dependency on one manufacturer for the production of THALOMID(R). The outstanding balance related to this agreement was $4.0 million at December 31, 2005.

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

On August 19, 2004, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALIN(TM). The notification letters contend that United States Patent Nos. 5,908,850, or '850 patent, and 6,355,656, or '656 patent, were invalid. The '656 patent is currently the subject of reexamination proceedings in the United States Patent and Trademark Office. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or '530 patent, in the Orange Book in association with the FOCALIN(TM) NDA. Neither the '656 patent nor the '530 patent is part of the patent infringement action against Teva. This case does not involve an ANDA for RITALIN LA(R) or FOCALIN XR(TM) as such an ANDA has not been filed. Recently, Teva amended its answer to contend that the '850 patent was not infringed by the filing of its ANDA, and that the '850 patent is not enforceable due to an allegation of inequitable conduct. Fact discovery expired on February 28, 2006. No trial date has been set. If successful, Teva will be permitted to sell a generic version of FOCALIN(TM), which could significantly reduce the Company's sales of FOCALIN(TM) to Novartis.

(19)     SEGMENTS AND RELATED INFORMATION

The Company operates in two business segments - Human Pharmaceuticals and Stem Cell Therapies. The accounting policies of the segments are the same as described in the summary of significant accounting policies.

HUMAN PHARMACEUTICALS: The Human Pharmaceutical segment is engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immuno-inflammatory diseases through regulation of cellular, genomic and proteomic targets. The segment derives its revenues from pharmaceutical sales of REVLIMID(R), THALOMID(R), ALKERAN(R) and FOCALIN(TM); royalties from Novartis on their sales of FOCALIN XR(TM) and the entire RITALIN(R) family of drugs; and, a licensing and product supply agreement with Pharmion for its sales of thalidomide. This segment includes the EntreMed equity method investment and Signal Pharmaceuticals, LLC., a wholly-owned San Diego-based biopharmaceutical company focused on the discovery and development of drugs that regulate genes and proteins associated with diseases.

STEM CELL THERAPIES: With the acquisition of Anthrogenesis Corp. in December 2002, the Company acquired a biotherapeutics company pioneering the development of stem cell therapies and biomaterials derived from human placental tissue that now operates as Celgene Cellular Therapeutics, or CCT. CCT has organized its business into three main units: (1) stem cells banking for transplantation, (2) private stem cell banking and (3) the development of biomaterials for organ and tissue repair. CCT has developed proprietary methods for producing biomaterials for organ and tissue repair (i.e. BIOVANCE(TM)). Additionally, CCT has developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, as well as autoimmune, cardiovascular, neurological, and degenerative diseases.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



     Summarized segment information is as follows:

--------------------------------------------------------------------------------------------------------------
                                          Human           Stem Cell
                                      Pharmaceuticals     Therapies       Unallocated(2)        Total
--------------------------------------------------------------------------------------------------------------
2005

Total assets                           $   499,753       $     22,624     $    724,260      $  1,246,637
Revenue from external customers            530,094              6,847               --           536,941
Inter-segment revenue                           --             12,036               --            12,036
                                      ------------------------------------------------------------------------
Total revenue                          $   530,094       $     18,883     $         --      $    548,977
Income (loss) before income
taxes(1)                                   109,474            (13,226)              --            96,248
Capital expenditures                        34,491              1,370               --            35,861
Depreciation and amortization of
long-term assets                            13,209              1,077               --            14,286
--------------------------------------------------------------------------------------------------------------
2004

Total assets                           $   334,932       $     23,824     $    748,537      $  1,107,293
Revenue from external customers            372,957              4,545               --           377,502
Inter-segment revenue                           --                 --               --                --
                                      ------------------------------------------------------------------------
Total revenue                          $   372,957       $      4,545     $         --      $    377,502
Income (loss) before income
taxes(1)                                    78,810            (15,639)              --            63,171
Capital expenditures                        34,790              1,225               --            36,015
Depreciation and amortization of
long-term assets                             8,714                976               --             9,690
--------------------------------------------------------------------------------------------------------------
2003

Total assets                           $   135,123       $     10,936     $    666,967      $    813,026
Revenue from external customers            267,980              3,495               --           271,475
Inter-segment revenue                           --                 --               --                --
                                      ------------------------------------------------------------------------
Total revenue                          $   267,980       $      3,495     $         --      $    271,475
Income (loss) before income
taxes(1)                                    42,279            (16,618)              --            25,661
Capital expenditures                         8,726              2,501               --            11,227
Depreciation and amortization of
long-term assets                             7,339                688               --             8,027
==============================================================================================================

(1) Expenses incurred at the consolidated level are included in the results of the Human Pharmaceuticals segment.

(2) Unallocated corporate assets consist of cash and cash equivalents and marketable securities available for sale.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



The following table provides a reconciliation of selected segment information to
corresponding  amounts  contained  in  the  Company's   Consolidated   financial
statements:

--------------------------------------------------------------------------------
                                            2005        2004         2003
--------------------------------------------------------------------------------
Total Revenue from segments              $ 548,977    $ 377,502   $ 271,475
Elimination of intersegment revenue        (12,036)          --          --
                                        ----------------------------------------
Total consolidated revenue               $ 536,941    $ 377,502   $ 271,475
                                        ----------------------------------------
Income before income taxes from
 segments                                $  96,248    $  63,171   $  25,661
Elimination of intercompany profit         (12,036)          --          --
                                        ----------------------------------------
Consolidated income before income
 taxes                                   $  84,212    $  63,171   $  25,661
                                        ========================================

OPERATIONS BY GEOGRAPHIC AREA: Revenues outside of North America consist primarily of sales of THALOMID(R) and REVLIMID(R) in Europe and royalties from Novartis on their international sales of RITALIN(R) LA.

          ----------------------------------------------------------------------
          REVENUES                        2005         2004           2003
          ----------------------------------------------------------------------

          North America               $ 518,439   $  374,686     $   271,475
          All Other                      18,502        2,816              --
                                     -------------------------------------------
          Total Revenues              $ 536,941   $  377,502     $   271,475
                                     ===========================================

          -------------------------------------------------------
          LONG LIVED ASSETS(1)            2005          2004
          -------------------------------------------------------

          North America               $   73,340   $   59,131
          All Other                      134,940      144,820
                                     ----------------------------
          Total Long Lived Assets     $  208,280   $  203,951
                                     ============================
          (1) Long-lived assets consist of net property, plant and equipment, intangible assets and goodwill.

REVENUES BY PRODUCT: Total revenue from external customers by product for the years ended December 31, 2005, 2004 and 2003, were as follows:

          ----------------------------------------------------------------------
          (IN THOUSANDS $)               2005         2004            2003
          ----------------------------------------------------------------------
          Net product sales:
             THALOMID(R)              $ 387,816   $  308,577     $   223,686
             FOCALIN(TM)                  4,210        4,177           2,383
             ALKERAN(R)                  49,748       16,956          17,827
             REVLIMID(R)                  2,862           --              --
             Other                          989          861             557
                                     -------------------------------------------
          Total net product sales     $ 445,625   $  330,571     $   244,453
          Collaborative agreements
             and other revenue           41,334       20,012          15,174
          Royalty revenue                49,982       26,919          11,848
                                     -------------------------------------------
          Total revenue               $ 536,941   $  377,502     $   271,475
                                     ===========================================



MAJOR CUSTOMERS: As is typical in the pharmaceutical industry, the Company sells its products primarily through wholesale distributors and therefore, wholesale distributors account for a large portion of the Company's net product revenues. In 2005, 2004 and 2003, there were three customers that each accounted for more than 10% of the Company's total revenue. The percent of total sales to each such customer in 2005, 2004 and 2003 were as follows: Cardinal Health 39.0%, 29.5% and 32.5%; McKesson Corp. 27.3%, 18.6% and 17.4%; and Amerisource Bergen Corp. 19.9%, 17.9% and 23.7%. Sales to such customers were included in the results of the Human Pharmaceuticals segment. These same customers accounted for the following percentages of accounts receivable for the years ended December 31, 2005 and 2004, respectively: McKesson Corp. 32.8% and 25.3%; Cardinal Health 30.0% and 32.2%; and Amerisource Bergen Corp. 13.2% and 14.0%.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



(20)     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                         1Q               2Q               3Q               4Q              YEAR
------------------------------------------------------------------------------------------------------------------------------------
2005

Total revenue                                          $ 112,396       $ 145,701        $ 129,506        $ 149,338        $ 536,941
Gross profit(1)                                           99,792         127,505          106,307          122,610          456,214
Income tax benefit (provision)                            34,172         (29,967)         (12,975)         (11,786)         (20,556)
Net income                                                48,214          10,846              668            3,928           63,656
Net earnings per common share(2) -
     basic                                             $    0.15       $    0.03        $      --        $    0.01        $    0.19
     diluted                                           $    0.13       $    0.03        $      --        $    0.01        $    0.18
Weighted average number of shares of
common stock outstanding(3) -
     basic                                               331,225         334,282          336,596          339,839          335,512
     diluted                                             382,216         352,023          359,724          359,998          390,585
------------------------------------------------------------------------------------------------------------------------------------
                                                         1Q               2Q               3Q               4Q              YEAR
------------------------------------------------------------------------------------------------------------------------------------
2004

Total revenue                                         $  82,873        $  87,753        $ 101,468        $ 105,408        $ 377,502
Gross profit(1)                                          61,726           64,916           68,637           75,566          270,845
Income tax provision                                       (801)          (1,156)          (1,974)          (6,484)         (10,415)
Net income                                                8,914            2,595           19,008           22,239           52,756
Net earnings per common share(2) -
     basic                                            $    0.03        $    0.01        $    0.06        $    0.07        $    0.16
     diluted                                          $    0.03        $    0.01        $    0.05        $    0.06        $    0.15
Weighted average number of shares of
common stock outstanding(3) -
     basic                                              325,902          327,348          328,181          329,499          327,738
     diluted                                            349,050          353,709          354,128          347,339          345,710
====================================================================================================================================

(1) Gross profit is computed by subtracting cost of goods sold from net product sales.

(2) The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.

(3) The weighted average number of shares outstanding reflects the February 17, 2006 two- for- one stock split.

                      CELGENE CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

--------------------------------------------------------------------------------------------------
                                                     Additions
                                        Balance at   Charged to                       Balance at
                                       Beginning of  Expense or                         End of
Year ended December 31,                    Year         Sales          Deductions        Year
--------------------------------------------------------------------------------------------------
2005

   Allowance for doubtful accounts    $      1,370  $      1,029      $        107   $      2,292
   Allowance for customer discounts            838        10,434             9,825          1,447
                                     -------------------------------------------------------------
   Subtotal                                  2,208        11,463             9,932          3,739
   Allowance for sales returns               9,595        21,160 (1)        25,738          5,017
                                     -------------------------------------------------------------
                                      $     11,803  $     32,623      $     35,670   $      8,756
                                     =============================================================

--------------------------------------------------------------------------------------------------
2004
   Allowance for doubtful accounts    $        873  $        867      $        370   $      1,370
   Allowance for customer discounts            657         7,448             7,267            838
                                     -------------------------------------------------------------
   Subtotal                                  1,530         8,315             7,637          2,208
   Allowance for sales returns               8,368        16,279 (1)        15,052          9,595
                                     -------------------------------------------------------------
                                      $      9,898  $     24,594      $     22,689   $     11,803
                                     =============================================================

--------------------------------------------------------------------------------------------------
2003
   Allowance for doubtful accounts    $        729  $        448      $        304   $        873
   Allowance for customer discounts            291         5,503             5,137            657
                                     -------------------------------------------------------------
   Subtotal                                  1,020         5,951             5,441          1,530
   Allowance for sales returns               2,783        12,659 (1)         7,074          8,368
                                     -------------------------------------------------------------
                                      $      3,803  $     18,610      $     12,515   $      9,898
                                     =============================================================

--------------------------------------------------------------------------------------------------

   (1) Amounts are a reduction from gross sales.