Form 10-Q
period 2006-03-31
CELGENE CORP /DE/
filed 2006-05-10
CIK 816284

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

                                    Commission File Number 0-16132

                               CELGENE CORPORATION
       -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         Delaware                                 22-2711928
       ----------------------------------------------     ----------------------
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification
                                                          Number)

       86 Morris Avenue, Summit, NJ                                  07901
       ----------------------------------------------                -----
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

                                      Yes     X             No
                                           -------             ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

      Large accelerated     X      Accelerated          Non-accelerated
                         -------               ------                   -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                      Yes               No     X
                                           -----            ---------

At May 5, 2006, 347,408,258 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                TABLE OF CONTENTS


                                                                                                          PAGE NO.
PART I           FINANCIAL INFORMATION                                                                    --------

Item 1           Unaudited Consolidated Financial Statements

                 Consolidated Statements of Operations -
                 Three-Month Periods Ended March 31, 2006 and 2005                                           3

                 Consolidated Balance Sheets -
                 As of March 31, 2006 and December 31, 2005                                                  4

                 Consolidated Statements of Cash Flows -
                 Three-Month Periods Ended March 31, 2006 and 2005                                           5

                 Notes to Unaudited Consolidated Financial Statements                                        7

Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                        20

Item 3           Quantitative and Qualitative Disclosures About Market Risk                                 29

Item 4           Controls and Procedures                                                                    32


PART II          OTHER INFORMATION                                                                          33

Item 1           Legal Proceedings                                                                          33

Item 1A          Risk Factors                                                                               33

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds                                33

Item 3           Defaults Upon Senior Securities                                                            33

Item 4           Submission of Matters to a Vote of Security Holders                                        33

Item 5           Other Information                                                                          33

Item 6           Exhibits                                                                                   33

                 Signatures                                                                                 34

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
        -------------------------------------------



                    CELGENE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
              (Dollars in thousands, except per share amounts)


                                                   THREE-MONTH PERIOD ENDED
                                                           MARCH 31,
                                                   -------------------------
                                                      2006          2005
                                                   -----------   -----------
Revenue:

  Net product sales                                  $ 160,243   $  97,645
  Collaborative agreements and other revenue             3,893       5,229
  Royalty revenue                                       17,705       9,522
--------------------------------------------------------------------------
    Total revenue                                      181,841     112,396
--------------------------------------------------------------------------

Expenses:

  Cost of goods sold                                    30,144      12,604
  Research and development                              54,524      40,037
  Selling, general and administrative                   66,897      37,806
--------------------------------------------------------------------------
    Total expenses                                     151,565      90,447
--------------------------------------------------------------------------

Operating income                                        30,276      21,949

Other income and expense:
  Interest and other income (expense), net               6,246      (1,178)
  Equity in losses of affiliated company                 3,091       4,355
  Interest expense                                       2,365       2,374
--------------------------------------------------------------------------

Income before income taxes                              31,066      14,042
--------------------------------------------------------------------------

Income tax provision (benefit)                          15,042     (34,172)
--------------------------------------------------------------------------

Net income                                           $  16,024   $  48,214
==========================================================================

Net income per common share:
    Basic                                            $    0.05   $    0.15
    Diluted                                          $    0.04   $    0.13



See accompanying Notes to Consolidated Financial Statements

                                 CELGENE CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                           (Dollars in thousands, except per share amounts)


                                                                   MARCH 31, 2006   DECEMBER 31, 2005
                                                                   --------------   -----------------
                                                                    (UNAUDITED)
ASSETS

Current assets:
  Cash and cash equivalents                                            $   194,468    $   123,316
  Marketable securities available for sale                                 578,109        600,944
  Accounts receivable, net of allowance of $4,458 and $3,739
    at March 31, 2006 and December 31, 2005, respectively                   90,310         77,913
  Inventory                                                                 16,214         20,242
  Deferred income taxes                                                    117,588        113,059
  Other current assets                                                      43,535         37,363
-------------------------------------------------------------------------------------------------
    Total current assets                                                 1,040,224        972,837
-------------------------------------------------------------------------------------------------

  Property, plant and equipment, net                                        83,276         77,477
  Investment in affiliated company                                          15,288         17,017
  Intangible assets, net                                                    95,874         96,988
  Goodwill                                                                  34,189         33,815
  Deferred income taxes                                                     33,460         31,260
  Other assets                                                              17,475         17,243
-------------------------------------------------------------------------------------------------
    Total assets                                                       $ 1,319,786    $ 1,246,637
=================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $    24,718    $    16,414
  Accrued expenses                                                          74,688         92,908
  Income taxes payable                                                      14,884         14,715
  Current portion of deferred revenue                                        6,549          6,473
  Other current liabilities                                                  2,723          5,127
-------------------------------------------------------------------------------------------------
    Total current liabilities                                              123,562        135,637
-------------------------------------------------------------------------------------------------

  Long-term convertible notes                                              399,975        399,984
  Deferred revenue, net of current portion                                  58,266         59,067
  Other non-current liabilities                                             19,399         16,174
-------------------------------------------------------------------------------------------------
    Total liabilities                                                      601,202        610,862
-------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred stock, $.01 par value per share, 5,000,000 shares
 authorized; none outstanding at March 31, 2006 and December 31, 2005         --             --

Common stock, $.01 par value per share, 575,000,000 shares
 authorized; issued 348,125,432 and 344,125,158 shares
 at March 31, 2006 and December 31, 2005, respectively                       3,481          3,441

Common stock in treasury, at cost;  1,761,719 and 1,953,282 shares
 at March 31, 2006 and December 31, 2005, respectively                     (45,765)       (50,601)

Additional paid-in capital                                                 917,212        853,601
Accumulated deficit                                                       (154,730)      (170,754)
Accumulated other comprehensive income (loss)                               (1,614)            88
-------------------------------------------------------------------------------------------------
    Total stockholders' equity                                             718,584        635,775
-------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                         $ 1,319,786    $ 1,246,637
=================================================================================================


See accompanying Notes to Consolidated Financial Statements

                                        CELGENE CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                               (Dollars in thousands)


                                                                                               THREE-MONTH PERIOD ENDED
                                                                                                       MARCH 31,
                                                                                               -------------------------
                                                                                                  2006           2005
                                                                                               -----------   -----------

Net income                                                                                       $  16,024    $  48,214

Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of long-term assets                                                5,592        3,191
    Provision for accounts receivable allowances                                                     4,276          622
    Realized loss (gain) on marketable securities available for sale                                 3,346         (209)
    Unrealized loss on marketable securities available for sale classified as cash equivalents          16         --
    Unrealized loss (gain) on value of EntreMed warrants                                              (107)       6,875
    Equity losses of affiliated company                                                              3,091        4,355
    Non-cash share-based compensation expense                                                       14,889           62
    Excess tax benefit from stock-based compensation arrangements                                  (21,586)        --
    Amortization of premium/discount on marketable securities available for sale, net                 (337)         505
    Loss on asset disposals                                                                            147         --
    Amortization of debt issuance cost                                                                 611          611
    Amortization of discount on note obligation                                                         13         --
    Deferred income taxes                                                                           (8,501)     (42,664)
    Shares issued for employee benefit plans                                                         6,518         --
    Other                                                                                              408         --

Change in current assets and liabilities:
    Increase in accounts receivable                                                                (16,795)      (3,798)
    Decrease (increase) in inventory                                                                 3,770       (9,140)
    (Increase) decrease in other operating assets                                                   (2,956)          75
    Decrease in accounts payable and accrued expenses                                              (14,568)      (5,159)
    Increase (decrease) in income tax payable                                                       23,233       (7,954)
    Decrease in deferred revenue                                                                    (1,381)        (688)
-----------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                                           15,703       (5,102)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                                            (9,447)      (4,151)
    Business acquisition                                                                              --         (8,429)
    Proceeds from sales and maturities of marketable securities available for sale                 235,067       39,827
    Purchases of marketable securities available for sale                                         (214,821)     (86,806)
    Investment in affiliated company                                                                (2,000)     (10,500)
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) investing activities                                           8,799      (70,059)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net proceeds from exercise of common stock options and warrants                                 23,101       13,883
    Excess tax benefit from share-based compensation arrangements                                   21,586         --
    Repayment of capital lease and note obligations                                                   --             (3)
-----------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                                    44,687       13,880
-----------------------------------------------------------------------------------------------------------------------

Effect of currency rate changes on cash and cash equivalents                                         1,963       (1,601)
-----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                71,152      (62,882)

Cash and cash equivalents at beginning of period                                                   123,316      135,227
-----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                       $ 194,468    $  72,345
=======================================================================================================================



See accompanying Notes to Consolidated Financial Statements

                          CELGENE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                       (UNAUDITED)
                                 (DOLLARS IN THOUSANDS)


                                                        THREE-MONTH PERIOD ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                            2006         2005
                                                        -----------   ----------

Supplemental schedule of non-cash investing and
  financing activity:
    Change in net unrealized loss on marketable
      securities available for sale                        $ (2,911)   $(30,845)
                                                           --------    --------

    Matured shares tendered for stock option exercises
      and employee tax withholdings                            (376)       --
                                                           --------    --------

Conversion of convertible notes                                   9        --
                                                           --------    --------

Supplemental disclosure of cash flow information:
    Interest paid                                          $  1,750    $  1,750
                                                           --------    --------

    Income taxes paid                                           296      17,532
                                                           --------    --------



See accompanying Notes to Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is an integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases through regulation of cellular, genomic and proteomic targets. The Company's commercial stage programs include pharmaceutical sales of REVLIMID(R), THALOMID(R), and ALKERAN(R) and sales of Focalin(TM) to Novartis Pharma AG, or Novartis; a licensing agreement with Novartis which entitles the Company to royalties on FOCALIN XR(TM) and the entire RITALIN(R) family of drugs; a licensing and product supply agreement with Pharmion for its sales of thalidomide; and sales of bio-therapeutic products and services through its Cellular Therapeutics subsidiary.

The unaudited consolidated financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Certain information and footnote disclosures normally included in complete consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the prior period's consolidated financial statements in order to conform to the current period's presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report on Form 10-K for the year ended December 31, 2005.

Interim results may not be indicative of the results that may be expected for the full year. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim statements.

In December 2005, the Company's Board of Directors approved a two-for-one stock split payable in the form of a 100 percent stock dividend. Stockholders received one additional share for every share they owned as of the close of business on February 17, 2006. The additional shares were distributed on February 24, 2006. As a result, the total number of authorized shares of capital stock increased from 280,000,000 to 580,000,000 and shares of common stock outstanding increased from 172,057,726 to 344,115,452 as of the close of business on February 24, 2006. All share and per share amounts in the consolidated financial statements have been restated to reflect the two-for-one stock split effective February 17, 2006.

2.   EARNINGS PER SHARE

Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from paid-in capital upon exercise. The potential common shares related to the June 2003 convertible note issuance were included in the earnings per share calculation for the three-month periods ended March 31, 2006 and 2005.

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 832,473 and 5,678,454 for the three-month periods ended March 31, 2006 and 2005, respectively.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The following represents the reconciliation of the basic and diluted earnings per share computations for the three-month periods ended March 31, 2006 and 2005:

--------------------------------------------------------------------------------
                                                       Three-Month Period Ended
                                                                March 31,
                                                             2006         2005
--------------------------------------------------------------------------------
Income available to common stockholders:
  Net income                                                $ 16,024    $ 48,214
  Interest expense on convertible debt, net of tax             1,393       1,393
--------------------------------------------------------------------------------
  Net income available to common stockholders               $ 17,417    $ 49,607

Weighted average number of common shares
  outstanding (IN THOUSANDS):
  Basic                                                      343,966     331,225
  Effect of dilutive securities:
      Options                                                 23,245      17,136
      Warrants                                                   214         332
      Convertible debt                                        33,022      33,024
      Restricted shares and other
        long-term incentives                                     252         499
--------------------------------------------------------------------------------
  Diluted                                                    400,699     382,216

Earnings per share:
    Basic                                                   $   0.05    $   0.15
    Diluted                                                 $   0.04    $   0.13
================================================================================

3.   CONVERTIBLE DEBT

In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock, or a conversion rate of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company's common stock of $8.075, after adjusting prices for the two-for-one stock splits affected on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the outstanding notes at any time into an aggregate 33,021,617 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change," in the indenture governing the notes. The Company registered the notes and common stock issuable upon conversion of the notes with the Securities and Exchange Commission, and is required to use reasonable best efforts to keep the related registration statement effective for the defined period. Subsequent to the June 2003 issuance date, an immaterial amount of principal was converted into common stock.

4.   MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2006 and December 31, 2005 were as follows:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)



----------------------------------------------------------------------------------------------------------------------
                                                                          Gross             Gross           Estimated
                                                       Amortized        Unrealized       Unrealized           Fair
March 31, 2006                                            Cost             Gain             Loss              Value
----------------------------------------------------------------------------------------------------------------------
CASH EQUIVALENTS (1)
Government sponsored agency securities                 $121,571         $     19         $     (5)         $121,585
Corporate debt securities                                18,834                2             --              18,836
                                                       ----------------------------------------------------------------
Total available-for-sale cash equivalents               140,405               21               (5)          140,421
                                                       ----------------------------------------------------------------
AVAILABLE-FOR-SALE MARKETABLE SECURITIES
Mortgage backed obligations                              79,057              251             (779)           78,529
U.S. treasury securities                                103,319             --               (965)          102,354
Government sponsored agency securities                  231,581                2           (5,501)          226,082
Corporate debt securities                                18,514               13           (1,842)           16,685
Other asset backed securities                            37,701              229              (47)           37,883
Auction rate notes                                       81,625             --               --              81,625
Marketable equity securities                             20,212           14,739             --              34,951
                                                       ----------------------------------------------------------------
Total available-for-sale marketable securities          572,009           15,234           (9,134)          578,109
                                                       ----------------------------------------------------------------
Total marketable securities                            $712,414         $ 15,255         $ (9,139)         $718,530
=======================================================================================================================

(1) Marketable securities with maturities of three months or less at time of purchase are classified as cash equivalents.


----------------------------------------------------------------------------------------------------------------------
                                                                          Gross             Gross           Estimated
                                                       Amortized        Unrealized       Unrealized           Fair
December 31, 2005                                         Cost             Gain             Loss              Value
----------------------------------------------------------------------------------------------------------------------

AVAILABLE-FOR-SALE MARKETABLE SECURITIES
Mortgage backed obligations                            $ 86,478         $    365         $   (524)         $ 86,319
U.S. treasury securities                                 24,391               14             (614)           23,791
Government sponsored agency securities                  183,315               25           (3,538)          179,802
Corporate debt securities                                18,526               29           (2,652)           15,903
Other asset backed securities                            29,765              164           (1,842)           28,087
Auction rate notes                                      232,575             --               --             232,575
Marketable equity securities                             20,212           14,255             --              34,467
                                                       ----------------------------------------------------------------
Total available-for-sale marketable securities         $595,262         $ 14,852         $ (9,170)         $600,944
=======================================================================================================================

Government sponsored agency securities include fixed asset-backed securities issues by Fannie Mae and the Federal Home Loan Bank. Other asset-backed securities are securities backed by collateral other than mortgage obligations. Unrealized losses for mortgage-backed obligations, U.S. treasury securities and government sponsored agency securities were primarily due to increases in interest rates. Unrealized losses for corporate debt and other asset-backed securities were primarily due to increases in interest rates as well as downgrades by corporate bond rating agencies. The Company has more than sufficient liquidity and the intent to hold these securities until the market value recovers. Moreover, the Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual investments. In the quarter ended March 31, 2006, the Company determined that certain securities with an amortized cost basis of $11.0 million had sustained an other-than-temporary impairment and recognized a $3.3 million impairment loss related to these securities due to reductions in their future estimated cash flows.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


As of March 31, 2006, the duration of the Company's debt securities classified as cash equivalents and marketable securities available for sale were as follows:

       ----------------------------------------------------------------------
                                                      Amortized     Fair
                                                         Cost       Value
       ----------------------------------------------------------------------

       Duration of one year or less                    $377,101   $376,869
       Duration of one through three years               82,481     81,293
       Duration of three through five years             215,383    208,854
       Duration of five through seven years              14,380     13,735
       Duration greater than seven years                  2,857      2,828
                                                       -------------------
            Total                                      $692,202   $683,579
       ===================================================================

5.   INVENTORY

Inventory at March 31, 2006 and December 31, 2005 consisted of the following:

       ----------------------------------------------------------------------
                                                      March 31,  December 31,
                                                        2006        2005
       ----------------------------------------------------------------------

       Raw materials                                   $ 5,687   $ 5,044
       Work in process                                   2,148     1,644
       Finished goods                                    8,379    13,554
                                                       -----------------
            Total                                      $16,214   $20,242
       =================================================================

6.   SHARE-BASED COMPENSATION

The Company has a shareholder approved 1998 equity incentive plan, or the 1998 Incentive Plan, that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other share-based awards to employees and officers of the Company to purchase not more than an aggregate of 62,000,000 shares of common stock under the 1998 Incentive Plan, as amended, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors, or the Compensation Committee, determines the type, amount and terms, including vesting, of any awards made under the Incentive Plan. The 1998 Incentive Plan will terminate in 2008.

With respect to options granted under the 1998 Incentive Plan, the exercise price may not be less than the market price of the common stock on the date of grant. In general, options granted under the 1998 Incentive Plan vest over periods ranging from immediate vesting to four-year vesting and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period for options and restricted stock awards granted under the 1998 Incentive Plan is subject to certain acceleration provisions if a change in control, as defined in the 1998 Incentive Plan, occurs. Plan participants may elect to exercise options at any time during the option term. However, any shares so purchased which have not vested as of the date of exercise shall be subject to forfeiture, which will lapse in accordance with the established vesting time period.



In June 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which, as amended, provides for the granting of non-qualified stock options to purchase an aggregate of not more than 7,700,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company, or Non-Employee Directors. Each new Non-Employee Director, upon the date of election or appointment, receives an option to purchase 20,000 shares of common stock, which vest in four equal annual installments commencing on the first anniversary of the date of grant. As amended in 2003, continuing Non-Employee Directors receive quarterly grants of 3,750 options aggregating 15,000 options annually, which vest in full one year from the date of grant. The 1995
Non-

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


Employee Directors' Incentive Plan also provides for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a Non-Employee Director who serves as a member (but not a chairman) of a committee of the Board of Directors and up to 10,000 shares to a Non-Employee Director who serves as the chairman of a committee of the Board of Directors. All options are granted at an exercise price that equals the fair value of the Company's common stock at the grant date and expire ten years after the date of grant. This plan terminates on June 30, 2015. In December 2005, in recognition of the significance of the REVLIMID(R) regulatory approval, continuing Non-Employee Directors received the 2006 annual stock option award of 15,000 shares, which were granted at an exercise price equal to the fair value of the Company's common stock on December 29, 2005 and vest pursuant to the standard terms of the plan.

Stock options available for future grants under all plans were 2,879,440 at March 31, 2006.

Historically, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. As such, compensation expense for grants of stock options to employees or members of the Board of Directors would be recorded on the date of grant only if the current market price of the Company's stock exceeded the exercise price. Statement of Financial Accounting Standards, or SFAS, No. 123 "Accounting For Stock-Based Compensation," or SFAS 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure."

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, "Share-Based Payment", or SFAS 123R. SFAS 123R, which replaces SFAS 123, and supersedes APB 25, requires compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method as prescribed by SFAS 123R does not require restatement of prior periods to reflect the impact of adopting SFAS 123R.

The Company adopted SFAS 123R effective January 1, 2006 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. SFAS 123R eliminates alternatives provided under SFAS 123 to recognize compensation cost over the requisite service period as if all awards would be earned and to reverse such compensation costs as awards are actually forfeited. Instead, SFAS 123R requires compensation costs to be recognized based on the estimated number of awards expected to vest. Changes in the estimated forfeiture rates are reflected prospectively. Total share-based compensation expense recorded in the Consolidated Statement of Operations for the three-month period ended March 31, 2006 was $14.8 million. The charge was recorded in all appropriate cost centers and, has resulted in charges of $0.5 million, $3.9 million and $10.4 million classified in cost of goods sold, research and development and selling, general and administrative expenses, respectively. Included in stock-based compensation expense for the three-month period ended March 31, 2006 was compensation expense related to non-qualified stock options of $9.0 million. The tax benefit (i.e., deferred tax asset) recorded associated with the non-qualified stock option expense was $3.7 million.

As a result of adopting SFAS 123R at the beginning of 2006, the Company's net income was lower by $11.1 million than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


the three-month period ended March 31, 2006 would have been $0.08 and $0.07 per share, respectively, if the Company had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $0.05 and $0.04 per share, respectively.

The following table illustrates the effect on net income and net income per common share applicable to common stockholders for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions for stock-based compensation of SFAS 123, as amended:

                                                              Three Months Ended
                                                                 March 31, 2005
       -------------------------------------------------------------------------

       Net income as reported                                    $ 48,214
         Add: stock-based employee compensation expense
           included in reported income, net of tax                     25
         Add: stock-based employee compensation expense
           determined under fair-value-based method (1)            13,128
                                                                 --------
           Basic pro forma net income                            $ 61,367
           Interest expense on convertible debt, net of tax         1,393
                                                                 --------
       Diluted, pro forma net income                             $ 62,760

       Net income per common share:
           Basic, as reported                                    $   0.15
           Basic, pro forma                                      $   0.19
           Diluted, as reported                                  $   0.13
           Diluted, pro forma                                    $   0.16
       ==================================================================

       (1) Reflects adjustment recorded as of March 31, 2005 to eliminate related valuation allowances of $17.7 million based on the Company's determination that it was more likely than not that certain benefits of its deferred tax assets would be realized.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," or FSP 123R- 3. FSP 123R-3 provides an elective alternative transition method of calculating the additional paid-in capital pool, or APIC Pool, of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of FSP 123R-3 to evaluate its available alternatives and make its one-time election. The Company is evaluating the impact of the adoption of this FSP in connection with its adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) to be classified as financing cash flows in the Statement of Cash Flows. Cash received from stock option exercises for the three-month period ended March 31, 2006 was $23.1 million and the excess tax benefit recognized was $21.6 million. Cash received from stock option exercises for the three-month period ended March 31, 2005 was $13.9 million. Pursuant to SFAS 123R, tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather shall continue to be presented as operating cash flows.

The weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2006 was $15.08 per share and, the weighted-average grant-date fair value of the stock options granted during the three months ended March 31, 2005 was $5.31 per share adjusted for the February 17, 2006 two-for-one stock split. The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following weighted-average assumptions:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


       -------------------------------------------------------------------------
                                                   Three Months Ended March 31,
                                                   2006                    2005
       -------------------------------------------------------------------------

       Risk-free interest rate                      4.50%                  4.17%
       Expected stock price volatility                40%                    41%
       Expected term until exercise (years)         5.0                     4.5
       Expected dividend yield                         0%                     0%
       =========================================================================

For grants during the three-month period ended March 31, 2006, the risk-free interest rate is based on the U.S. Treasury zero coupon curve. Expected volatility is based on implied volatility, which is determined from the market price of the Company's publicly traded options. The expected term until exercise is based on historical exercise activity and management estimates. Forfeiture rates are estimated based on historical data.

In December 2005, in recognition of the significance of the REVLIMID(R) regulatory approval, the Board of Directors approved a resolution to grant the 2006 annual stock option awards under the 1998 Incentive Plan in 2005. All stock options awarded were granted fully vested. Half of the options granted had an exercise price of $34.05 per option, which was at a 5% premium to the closing price of the Company's common stock of $32.43 per share on the grant date of December 29, 2005; the remaining options granted had an exercise price of $35.67 per option, which was at a 10% premium to the closing price of the Company's common stock of $32.43 per share on the grant date of December 29, 2005. The Board's decision to grant these options was in recognition of the REVLIMID(R) regulatory approval and in response to a review of the Company's long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of SFAS 123R, which the Company adopted effective in the first quarter of 2006. In addition, the Company granted certain options to key employees at exercise prices equal to the market price of the Company's common stock on the date of grant that also vested immediately. Management believes that granting these options prior to the adoption of FASB No. 123R will result in the Company not being required to recognize cumulative compensation expense of approximately $70.8 million for the four-year period ending December 31, 2009.

Stock option transactions for the three months ended March 31, 2006 under all plans are as follows:

                                                                                      Weighted
                                                                      Weighted         Average            Aggregate
                                                                       Average       Remaining            Intrinsic
                                                                      Exercise     Contractual             Value
                                                      Options           Price       Term (years)        (In Thousands)
-----------------------------------------------------------------------------------------------------------------------

Outstanding at December 31, 2005                     50,594,378       $  13.70           6.9           $   909,083
 Changes during the year:
   Granted                                              338,901          35.86           --                   --
   Exercised                                         (3,973,489)          6.11           --                   --
   Forfeited                                           (764,005)         13.96           --                   --
   Expired                                                --               --            --                   --
                                                     -------------------------------------------------------------
Outstanding at March 31, 2006                        46,195,785       $  14.49           6.8           $ 1,373,401
                                                     -------------------------------------------------------------
Vested or expected to vest at March 31, 2006         45,918,898       $  14.47           6.8           $ 1,366,124
                                                     -------------------------------------------------------------
Vested at March 31, 2006                             32,011,418       $  14.01           6.1           $   967,065
                                                     =============================================================

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The total intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2005 was $121.2 million and $32.3 million, respectively. The Company utilizes newly issued shares to satisfy the exercise of stock options.

As of March 31, 2006, there was approximately $48.3 million of total unrecognized compensation cost related to stock options granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.3 years. No compensation cost related to stock options was capitalized for the three months ended March 31, 2006.

The following table summarizes information concerning options outstanding under the 1998 and 1995 Incentive Plans at March 31, 2006:

---------------------------------------------------------------------------------------------------------------------------
                                   Options Outstanding                                      Options Vested
                     -------------------------------------------------    -------------------------------------------------

                                           Weighted       Weighted                              Weighted         Weighted
                                            Average       Average                               Average          Average
 Range of Exercise       Number            Exercise      Remaining             Number           Exercise        Remaining
      Prices           Outstanding           Price      Term (yrs.)            Vested            Price         Term (yrs.)
---------------------------------------------------------------------------------------------------------------------------
$   0.04 -  5.00         7,775,013         $   2.21         3.8               6,853,201        $     1.91          3.5
    5.01 - 10.00        10,865,802             6.88         5.6               9,261,947              6.81          5.3
   10.01 - 15.00        10,467,312            12.66         7.7               4,923,520             12.44          7.2
   15.01 - 20.00         5,550,717            16.51         7.0               2,810,696             16.36          5.3
   20.01 - 30.00         4,901,646            25.11         8.2               2,181,054             26.23          6.8
   30.01 - 35.67         6,635,295            34.70         9.7               5,981,000             34.78          9.7
                        ---------------------------------------------------------------------------------------------------
                        46,195,785         $  14.49         6.8              32,011,418        $    14.01          6.1
                        ===================================================================================================

Stock options granted to executives at the vice-president level and above under the 1998 Incentive Plan, after September 18, 2000, contained a reload feature which provided that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 1998 Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or pays applicable minimum statutory withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee to exercise the stock option or to pay withholding taxes thereon. The reload stock option will be exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair value (as defined in the 1998 Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. As of March 31, 2006, the Company has issued 10,876,300 stock options to executives that contain the reload features noted above, of which 5,803,019 options are still outstanding. The 1998 Incentive Plan was amended to eliminate the reload feature for all stock options granted on or after October 1, 2004.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


7.   INVESTMENT IN AFFILIATED COMPANY

On March 31, 2005, the Company exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock. Since the Company also held 3,350,000 shares of EntreMed voting preferred shares that are convertible into 16,750,000 shares of common stock, the Company determined that it has significant influence over its investee and began applying the equity method of accounting to its common stock investment effective March 31, 2005.

On February 2, 2006 the Company, along with a group of investors, entered into a private placement transaction to invest $30.0 million in EntreMed in return for newly issued EntreMed common stock and warrants to purchase additional shares of EntreMed common stock at a conversion price of $2.3125 per warrant. The Company's portion of the investment was $2.0 million for which it received 864,864 shares of EntreMed common stock and 432,432 warrants. The fair value of the warrants computed using the Black-Scholes model was $0.6 million and, the remaining value of $1.4 million was ascribed to the equity investment. The warrants are being accounted for at fair value with changes in fair value recorded through earnings. The value of the EntreMed warrants increased by $0.1 million to $0.7 million during the three-month period ending March 31, 2006.

The Company recorded equity in losses of affiliated company of $3.1 million and $4.4 million for the three-month periods ended March 31, 2006 and 2005, respectively. The loss in the three-month period ended March 31, 2005 relates to a charge to write down a portion of the Company's investment ascribed to in-process research and development at the time of our initial investment. The investment in EntreMed had a carrying value of approximately $15.3 million at March 31, 2006, which is below the estimated fair value of the Company's 7,864,864 shares of EntreMed common stock by approximately $5.2 million based on the closing share price of EntreMed common stock on March 31, 2006.

The investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that the Company considers in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. The Company evaluates information that it is aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. After reviewing these factors, the Company has determined that as of March 31, 2006 no adjustment to its investment is required.

A summary of the Company's investment and equity in losses of affiliates follows:

                                                                   As of
                                                               March 31, 2006
                                                               --------------
Interest in EntreMed equity (1)                                  $     4,828
Excess of investment over share of EntreMed equity (2)                10,460
                                                                 ------------
Total investment                                                 $    15,288
=============================================================================


                                                                Three-Month
                                                                Period Ended
                                                               March 31, 2006
                                                               --------------
Celgene share of EntreMed, Inc. losses (1)(3)                    $     3,007
Amortization of intangibles                                               84
                                                                 ------------
Equity in losses of affiliated company                           $     3,091
=============================================================================

(1) The Company records its share of losses based on its common stock ownership, which as of March 31, 2006 was 10.75%.


(2) Consists of intangible assets and goodwill of $841 and $9,619, respectively.


(3) Includes $2.4 million related to the Company's share of EntreMed's in-process research and development write-down related to its acquisition of Miikana Therapeutics Inc. on January 10, 2006.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


8.   GOODWILL AND INTANGIBLE ASSETS

At March 31, 2006, the Company's intangible assets primarily related to the October 21, 2004 acquisition of Penn T and are being amortized over their estimated useful lives. In December 2005, the Company recognized a $4.3 million intangible for a licensing agreement with Children's Medical Center Corporation, which is being amortized over the patent life of the related product. The gross carrying value and accumulated amortization by major intangible asset class at March 31, 2006 and December 31, 2005 were as follows:

-----------------------------------------------------------------------------------------------------------------------------
                                         Gross                             Cumulative        Intangible         Weighted
                                       Carrying         Accumulated        Translation         Assets,          Average
March 31, 2006                           Value         Amortization        Adjustment            Net          Life (Years)
-----------------------------------------------------------------------------------------------------------------------------
   Penn T supply agreements          $    99,841      $     (4,920)      $    (3,337)        $   91,584             12.9
   License                                 4,250               (77)              --               4,173             13.8
   Technology                                122                (5)              --                 117             12.0
-----------------------------------------------------------------------------------------------------------------------------
Total                                $   104,213      $     (5,002)      $    (3,337)        $   95,874             13.0
=============================================================================================================================

-----------------------------------------------------------------------------------------------------------------------------
                                         Gross                             Cumulative        Intangible         Weighted
                                       Carrying         Accumulated        Translation         Assets,          Average
December 31, 2005                        Value         Amortization        Adjustment            Net          Life (Years)
-----------------------------------------------------------------------------------------------------------------------------

   Penn T supply agreements          $    99,841      $     (2,787)      $    (4,435)        $   92,619             12.9
   License                                 4,250               --                 --              4,250             13.8
   Technology                                122                (3)               --                119             12.0
-----------------------------------------------------------------------------------------------------------------------------
Total                                $   104,213      $     (2,790)      $    (4,435)        $   96,988             13.0
=============================================================================================================================

Amortization of acquired intangible assets was approximately $2.2 million and $0.3 million for the three-month periods ended March 31, 2006 and 2005, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $8.5 million for 2006, and $8.2 million for each of the years 2007 through 2010.

At March 31, 2006, the Company's recorded goodwill related to the acquisition of Penn T on October 21, 2004. The changes in the carrying value of goodwill are summarized as follows:

                                                                 Goodwill
                                                                ----------
             Balance, December 31, 2005                         $  33,815
             Foreign currency translation                             374
                                                                ---------
             Balance, March 31, 2006                            $  34,189


9. COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, consists of net income (losses), changes in currency translation adjustments and the change in net unrealized gains (losses) on marketable securities classified as available for sale.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


 A summary of comprehensive income for the three-month periods ended March 31, 2006 and 2005 follows:
---------------------------------------------------------------------------
                                                Three-Month Period Ended
                                                        March 31,
                                                 2006               2005
---------------------------------------------------------------------------

Net income                                      $ 16,024        $ 48,214
                                                ---------------------------
Other comprehensive income loss:
  Unrealized losses on marketable
    securities available for sale, net of tax     (4,569)        (30,845)
Deferred income tax (1)                             --           (14,775)
Less: reclassification adjustment for (gains)
  losses included in net income                    3,345            (209)
                                                ---------------------------
Unrealized losses on marketable
  securities available for sale, net of tax       (1,224)        (45,829)
Currency translation adjustments                    (478)         (2,538)
                                                ---------------------------
Total other comprehensive loss                    (1,702)        (48,367)
                                                ---------------------------
Comprehensive income (loss)                     $ 14,322        $   (153)
===========================================================================

(1) Reflects the adjustment recorded as of March 31, 2005 to eliminate related valuation allowances based on the Company's determination that it was more likely than not that certain benefits of its deferred tax assets would be realized.

The unrealized loss on marketable securities available for sale for the three-month period ended March 31, 2005 included a decrease in fair value related to the shares of Pharmion common stock of $25.6 million and the change in fair value during the three-month period ended March 31, 2006 was immaterial.


10.  INCOME TAXES

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

In the first quarter of 2006, the Company recorded a tax benefit of approximately $6.1 million primarily related to the resolution of certain tax positions taken on the Company's income tax returns in tax years 2000-2002.

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


11. SEGMENTS

Effective January 1, 2006, the Company has combined the Human Pharmaceuticals and Stem Cell Therapies segments into a single segment. The decision to combine the segments was based on how the Company's chief operating decision makers use internal financial information for evaluating performance and deciding how to allocate resources among the Company's various functions.

The Stem Cell Therapies segment originated in December 2002, with the Company's acquisition of Anthrogenesis Corp. Anthrogenesis, which operates as Celgene Cellular Therapeutics, or CCT, was organized into three main units: (1) stem cells banking for transplantation, (2) private stem cell banking and (3) the development of biomaterials for organ and tissue repair. Effective January 1, 2006, CCT has been integrated with the Company's Human Pharmaceuticals technological and research organizations. It is anticipated that integration of CCT within the Human Pharmaceutical segment will result in new methods for expanding and maintaining placental stem cell populations; facilitate the identification and characterization of placental stem cell sub-populations; and, in development of improved methods for extracting, processing, configuring and storing stem cells and biomaterials derived from placental tissue with potential broad therapeutic applications in cancer, as well as autoimmune, cardiovascular, neurological, and degenerative diseases.


12.  AGREEMENTS

In connection with the Company's acquisition of Penn T, the Company entered into a Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited pursuant to which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. The total cost to be incurred over the five-year minimum agreement period is approximately $11.0 million. At March 31, 2006, the remaining cost to be incurred was approximately $7.4 million.

In December 2004, following the Company's acquisition of Penn T Limited, its wholly-owned subsidiary Celgene UK Manufacturing II Limited, or CUK II, entered into an amended thalidomide supply agreement with Pharmion whereby in exchange for a reduction in Pharmion's purchase price of thalidomide to 15.5% of its net sales of thalidomide, we received a one-time payment of $77.0 million. Pursuant to another December 2004 agreement, we also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in additional territories and eliminating certain of our license termination rights. Under the agreements, as amended, the territory licensed to Pharmion is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China other than Hong Kong. The agreements with Pharmion terminate upon the ten-year anniversary following receipt of the first regulatory approval for thalidomide in the United Kingdom. Amounts under the agreement are recorded as deferred revenue and will be recognized on a straight-line basis over 13 years.

To support the further clinical development of thalidomide, Pharmion has also provided research funding under various agreements of approximately $10.7 million through March 31, 2006 and is required to fund an additional $2.7 million in each of 2006 and 2007.

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


On March 31, 2006, the remaining minimum purchase requirements under the agreement totaled $90.7 million, consisting of $2.4 million from the initial agreement and the following subsequent extensions:

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

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a multi-national integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our lead products are: REVLIMID(R), which gained recent U.S. Food and Drug Administration, or FDA, approval in myelodysplastic syndromes, or MDS, patients with the 5q chromosomal deletion and is under review by the FDA for multiple myeloma, and THALOMID(R) (thalidomide), which is currently marketed for the treatment of erythema nodosum leprosum, or ENL, and under review by the FDA for the treatment of multiple myeloma. Over the past several years, THALOMID(R) net sales have grown steadily driven mainly by its off-label use for treating multiple myeloma and other cancers. The sales growth of THALOMID(R) has enabled us to make substantial investments in research and development, which has advanced our broad portfolio of drug candidates in our product pipeline, including a pipeline of IMiDs(R) compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties. We believe that the sales growth of THALOMID(R), the growth potential for REVLIMID(R), the depth of our product pipeline, near-term regulatory activities and clinical data reported at major medical conferences provide the catalyst for future growth.

FACTORS AFFECTING FUTURE RESULTS

Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products, the timing and market acceptance of new products launched by us or competing companies, the timing of research and development milestones, challenges to our intellectual property and our ability to control costs. See also the Risk Factors discussion in Part I, Item 1A of our 2005 Annual Report on Form 10-K. Some of the more salient factors that we are focused on are: the ability of REVLIMID(R) to successfully penetrate relevant markets; competitive risks; and our ability to advance clinical and regulatory programs.

THE ABILITY OF REVLIMID(R) TO SUCCESSFULLY PENETRATE RELEVANT MARKETS:
REVLIMID(R) was approved by the FDA on December 27, 2005 for the treatment of certain myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality and we have begun to execute our product launch strategies, which includes among other things: registering physicians in the RevAssist(sm) program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID(R); sponsoring numerous medical education programs designed to educate physicians on MDS; and partnering with contracted pharmacies to ensure safe and rapid distribution of REVLIMID(R). In addition, we have implemented an expanded access program to provide many patients with relapsed or refractory multiple myeloma free access to REVLIMID(R) while the FDA reviews our Supplemental New Drug Application, or sNDA, for that indication. We do not, however, have long-term data on the use of the product and cannot predict whether REVLIMID(R) will gain widespread acceptance, which will mostly depend on the acceptance of regulators, physicians, patients and opinion leaders. The success of REVLIMID(R) will also depend, in part, on prescription drug coverage by government health agencies, commercial and employer health plans, and other third-party payers. As an oral cancer agent, REVLIMID(R) qualifies as a Medicare Part D drug. Each Part D plan will review REVLIMID(R) for addition to their formulary. As with all new products introduced into the market, there may be some lag time before being added to each plan's formulary.

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

ABILITY TO ADVANCE CLINICAL AND REGULATORY PROGRAMS: A major objective of our on-going clinical trials programs is to broaden our knowledge about the full potential of REVLIMID(R) and to continue to evaluate the drug in a broad range of hematological malignancies and other cancers. The significant near-term regulatory catalysts that we are focused on include: the FDA's decision regarding our sNDA for THALOMID(R) in multiple myeloma (a Prescription Drug User Fee Act, or PDUFA, date of May 25, 2006 has been set); the FDA's decision regarding our sNDA for REVLIMID(R) in relapsed or refractory multiple myeloma (a PDUFA date of June 30, 2006 has been set); and from an international perspective, the European Medicines Agency, or EMEA, acceptance of our Marketing Authorization Application, or MAA, for REVLIMID(R) in MDS with the 5q chromosomal deletion and Multiple Myeloma.


RESULTS OF OPERATIONS-
THREE-MONTH PERIOD ENDED MARCH 31, 2006 VS. THREE-MONTH
PERIOD ENDED MARCH 31, 2005

TOTAL REVENUE: Total revenue and related percentages for the three-month periods ended March 31, 2006 and 2005 were as follows:

----------------------------------------------------------------------------------------------------------
                                                              Three-Month Period Ended
                                                                     March 31,
(IN THOUSANDS $)                                               2006               2005         % Change
----------------------------------------------------------------------------------------------------------
Net product sales:
   REVLIMID(R)                                             $     32,443      $          -           N/A
   THALOMID(R)                                                  107,211            88,391          21.3%
   ALKERAN(R)                                                    18,295             7,739         136.4%
   Focalin(TM)                                                    2,101             1,226          71.4%
   Other                                                            193               289         (33.2%)
                                                           ------------------------------
Total net product sales                                         160,243            97,645          64.1%
Collaborative agreements
   and other revenue                                              3,893             5,229         (25.5%)
Royalty revenue                                                  17,705             9,522          85.9%
                                                           ------------------------------
Total revenue                                              $    181,841      $    112,396          61.8%
==========================================================================================================

NET PRODUCT SALES:

REVLIMID(R) was approved by the FDA on December 27, 2005 and consequently sales for this product are reflected only in the 2006 period. Nearly 70% of REVLIMID(R) dispenses during the period were for the treatment of patients with MDS. Multiple myeloma accounted for the majority of the remaining dispenses.

THALOMID(R) net sales were higher in the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005, primarily due to price increases implemented as we move towards a cost of therapy pricing structure as opposed to a price per milligram basis. Sales volumes decreased due to changes in sales mix (i.e., capsule strength) resulting from continued average daily dose declines as well as a slight decrease in the total number of prescriptions. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns, Medicaid rebates and distributor chargebacks. Included in the three-month period ended March 31, 2006 were sales of approximately $2.2 million from our U.K. subsidiary, Celgene U.K. Manufacturing II, Limited, or CUK II, to Pharmion Corporation, compared to sales of $1.5 million for the three-month period ended March 31, 2005.

ALKERAN(R) net sales were higher in the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005, due to an increase in sales volumes as well as price increases implemented since March 31, 2005. ALKERAN(R) use in combination therapies for the treatment of hematological diseases continues to grow driven by clinical data reported at major medical conferences around the world.

Net sales of Focalin(TM), which is sold exclusively to Novartis and is dependent on the timing of orders from Novartis for their commercial distribution, were higher in the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005, due to increased end-market demand.

GROSS TO NET SALES ACCRUALS: Gross to net sales accruals are recorded for sales returns, sales discounts, Medicaid rebates and distributor charge-backs and services. Allowance for sales returns are based on the actual returns history for consumed lots and the trend experience for lots where product is still being returned. Sales discounts accruals are based on payment terms extended to customers. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization. Distributor charge-back accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on actual fees paid to wholesale distributors for services provided.

Gross to net sales accruals for the three-month periods ended March 31, 2006 and 2005 were as follows:

----------------------------------------------------------------------------------------------------------------
                                                             Three-Month Period Ended
                                                                   March 31,
(IN THOUSANDS $)                                               2006               2005          % Change
----------------------------------------------------------------------------------------------------------------
Gross product sales                                        $    206,598      $    116,881           76.8%
   Less: Gross to net sales accruals
      Returns and allowances                                     16,602             4,661          256.2%
      Discounts                                                   4,160             2,291           81.6%
      Medicaid rebates                                           11,712             7,077           65.5%
      Distributor charge-backs                                   12,978             5,207          149.2%
      Distributor services                                          903                 -           N/A
                                                           ------------------------------
Total net product sales                                    $    160,243      $     97,645           61.8%
================================================================================================================

Gross to net sales adjustments were higher in the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005, in general, due to higher gross sales. In addition, lower safety stocking at retail pharmacies resulted in higher accruals for returns allowances and price increases implemented since March 31, 2005 resulted in higher accruals for distributor chargebacks.

OTHER REVENUES:

Revenues from collaborative agreements and other sources for the three-month periods ended March 31, 2006 and 2005 included: $2.7 million and $3.6 million, respectively, related to our sponsored research, license and other agreements with Pharmion Corporation; and $1.2 million and $1.0 million, respectively, related to umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USA(SM) business. The three-month period ended March 31, 2005 also included $0.6 million from other miscellaneous license and research and development agreements.

Royalty revenue for the three-month periods ended March 31, 2006 and 2005 included: $17.3 million and $9.3 million, respectively, of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs and Focalin XR(TM); $0.2 million and $0.1 million, respectively, of royalties received from Pharmion Corporation on their commercial sales of THALOMID(R); and $0.2 million and $0.1 million, respectively, of other miscellaneous royalties. The increase in Ritalin(R) and Focalin XR(TM) royalty revenue was due to market share gains by Novartis in the once-a-day attention deficit disorder market.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the three-month periods ended March 31, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                             March 31,
(IN THOUSANDS $)                                        2006              2005
--------------------------------------------------------------------------------

Cost of goods sold                                    $   30,144      $  12,604
Increase from prior year                              $   17,540            N/A
Percentage increase from prior year                        139.2%           N/A
Percentage of net product sales                             18.8%          12.9%
================================================================================

Cost of goods sold and cost of goods sold as a percentage of net product sales were higher in the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005, primarily due to higher ALKERAN(R) costs. ALKERAN(R) costs increased due to higher per unit costs and, to a lesser extent, higher sales volumes. Under the ALKERAN(R) supply and distribution agreement with GlaxoSmithKline, or GSK, we are required to purchase certain minimum quantities each year. Purchases made after the minimum quantities have been reached are at a lower purchase price. As a result, ALKERAN(R) costs tend to experience variability depending on the purchase price of the specific units sold during a given period.

RESEARCH AND DEVELOPMENT: Research and development expenses consist primarily of salaries and benefits, contractor fees (paid principally to contract research organizations to assist in our clinical development programs), costs of drug supplies for our clinical and preclinical programs, costs of other consumable research supplies, regulatory and quality expenditures and allocated facilities charges such as depreciation, utilities and property taxes.

Research and development expenses and related percentages for the three-month periods ended March 31, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                             March 31,
(IN THOUSANDS $)                                        2006             2005
--------------------------------------------------------------------------------
Research and development expenses                     $   54,524      $  40,037
Increase from prior year                              $   14,487            N/A
Percentage increase from prior year                         36.2%           N/A
Percentage of total revenue                                 30.0%          35.6%
================================================================================

Research and development expenses were higher in the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005, primarily due to higher clinical research and development expenses, which among other things support multiple Phase II and Phase III programs evaluating REVLIMID(R) across a broad range of hematological cancers, including chronic lymphocyte leukemia and non-Hodgkin's lymphoma; higher medical education expenses, which support educating and training the medical community on MDS; and higher expenses to support ongoing development of other compounds such as CC-10004, CC-4047, CC-11006, CC-10050, CC-401 and CC-8490. Included in the
three-month period ended March 31, 2006 was share-based compensation expense of $3.9 million resulting from the adoption of Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payments," or SFAS 123R, effective January 1, 2006.

Research and development expenses in the three-month period ended March 31, 2006 consisted of approximately $19.7 million spent on human pharmaceutical clinical programs; $22.7 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $9.5 million spent on biopharmaceutical discovery and development programs; and $2.6 million spent on placental stem cell and biomaterials programs. These expenditures support ongoing clinical progress in multiple proprietary development programs for THALOMID(R) and REVLIMID(R), and for other compounds such as: CC-10004, our lead anti-inflammatory compound, CC-4047; CC-11006; CC-10050; and our kinase and ligase inhibitor programs as well as the placental stem cell program. In the three-month period ended March 31, 2005, approximately $15.5 million was spent on human pharmaceutical clinical programs; $13.0 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $8.9 million was spent on biopharmaceutical discovery and development programs; and $2.6 million was spent on placental stem cell and biomaterials programs.

As total revenue increases, research and development expense may continue to decrease as a percentage of total revenue, however the actual dollar amount may continue to increase as earlier stage compounds are moved through the preclinical and clinical stages. Generally, the time to completion of each phase is estimated as follows for oncology indications and can be longer for non-oncology indications:

                             Phase I -----  1-2 years
                             Phase II ----  3-5 years
                             Phase III ---  2-3 years

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

SELLING, GENERAL AND ADMINISTRATIVE: Selling expenses consisted primarily of salaries and benefits for sales and marketing and customer service personnel and other commercial expenses to support our sales force. General and administrative expenses consisted primarily of salaries and benefits, outside services for legal, audit, tax and investor activities and allocations of facilities costs, principally for depreciation, utilities and property taxes.

Selling, general and administrative expenses and related percentages for the three-month periods ended March 31, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                               March 31,
(IN THOUSANDS $)                                         2006            2005
--------------------------------------------------------------------------------

Selling, general and administrative expenses          $   66,897      $  37,806
Increase from prior year                              $   29,091            N/A
Percentage increase from prior year                         76.9%           N/A
Percentage of total revenue                                 36.8%          33.6%
================================================================================

Selling, general and administrative expenses were higher in the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005, primarily due to an increase of $15.1 million in commercial expenses primarily related to sales and marketing expenses for REVLIMID(R) launch activities in the United States and an increase of approximately $11.9 million in general administrative expenses primarily related to costs incurred in connection with our international expansion in Europe, Japan, Australia and Canada and higher professional and other miscellaneous outside service fees and higher personnel-related expenses. Included in the three-month period ended March 31, 2006 was share-based compensation expense of $10.4 million resulting from the adoption of SFAS 123R, effective January 1, 2006.

INTEREST AND OTHER INCOME (EXPENSE), NET: Interest and other income (expense) was a net $6.2 million of income for the three-month period ended March 31, 2006 and included interest income and net realized gains (losses) on our cash and marketable securities portfolio of $7.9 million, foreign exchange gains of $1.4 million, gains recorded for changes in the estimated value of our investment in EntreMed, Inc. warrants of $0.1 million and other net miscellaneous income of $0.1 million, offset by an other-than-temporary impairment loss on marketable securities available for sale of $3.3 million. Interest and other income (expense), was a net $1.2 million of expense for the three-month period ended March 31, 2005 and included losses recorded for changes in the estimated value of our investment in EntreMed, Inc. warrants of $6.9 million, other net miscellaneous charges of $0.2, offset by interest income and net realized gains (losses) on our cash and marketable securities portfolio of $5.9 million.

EQUITY IN LOSSES OF AFFILIATED COMPANY: On March 31, 2005, we exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock and, since we also hold 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, we determined that we have significant influence over EntreMed and began applying the equity method of accounting to our common stock investment effective March 31, 2005.

On February 2, 2006 the Company invested an additional $2.0 million in EntreMed in a private-placement transaction for which it received an additional 864,864 shares of EntreMed common stock and

432,432 warrants. The fair value of the warrants computed using the Black-Scholes model was $0.6 million and, the remaining value of $1.4 million was ascribed to the equity investment. The warrants are being accounted for at fair value with changes in fair value recorded through interest and other income (expense), net.

Under the equity method of accounting, we recorded equity losses of $3.1 million and $4.4 million for the three-month periods ended March 31, 2006 and 2005, respectively. Equity losses recorded for the three-month period ended March 31, 2005, related to the value of our investment ascribed to in-process research and development and written-off as of March 31, 2005 (the initial date of the investment).

INTEREST EXPENSE: Interest expense was $2.4 million for each of the three-month periods ended March 31, 2006 and 2005 and primarily reflects three months of interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

INCOME TAX PROVISION (BENEFIT): The income tax provision for the three-month period ended March 31, 2006 was $15.0 million and reflects an underlying effective tax rate of 68%, adjusted for tax benefits of approximately $6.1 million primarily related to the resolution of certain tax positions taken on our income tax returns for the tax years 2000 through 2002. The income tax benefit for the three-month period ended March 31, 2005 was $34.2 million and included the one-time benefit from eliminating deferred tax asset valuation allowances totaling $42.6 million as of March 31, 2005. Excluding this benefit, the income tax provision for the three-months ended March 31, 2005 would have been $8.4 million, which reflects an underlying effective tax rate of 60%. Our underlying tax rate will continue to exceed the statutory rate for the near term as a result of certain expenses being incurred outside the United States for which no tax benefit can be recorded.

NET INCOME: Net income and per common share amounts for the three-month periods ended March 31, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                       Three-Month Period Ended
                                                                 March 31,
(IN THOUSANDS $)                                         2006             2005
--------------------------------------------------------------------------------

Net income                                            $   16,024      $   48,214
Per common share amounts:
     Basic                                            $     0.05      $     0.15
     Diluted                                          $     0.04      $     0.13
Weighted average number of shares of
   common stock utilized to calculate per
   common share amounts:
     Basic                                               343,966         331,225
     Diluted                                             400,699         382,216
================================================================================

Net income and per common share amounts were lower in the three-month period ended March 31, 2006, compared to the three-month period ended March 31, 2005, primarily due to an increase of $61.1 million in operating expenses, which includes $14.8 million of share-based compensation expense resulting from the adoption of SFAS 123R, effective January 1, 2006, and an increase in the income tax provision of $49.2 million, which is primarily due to the one-time benefit of $42.6 million recognized in the prior year period from the elimination of deferred tax asset valuation allowances, partially offset by higher revenues of $69.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $15.7 million for the three-month period ended March 31, 2006, compared to net cash used in operating activities of $5.1 million for the three-month period ended March 31, 2005. Operating cash flows for the three-month period ended March 31, 2006 reflects our strong operating performance, which included a period-over-period increase in total revenue of 61.8% partially offset by higher operating expenses and an increase in working capital levels. The decrease in operating cash flows during the three-month period ended March 31, 2005 was largely due to income taxes paid during the first quarter of 2005 totaling $17.5 million.

Net cash provided by investing activities was $8.8 million for the three-month period ended March 31, 2006, compared to net cash used in investing activities of $70.1 million for the three-month period ended March 31, 2005. Included in the three-month period ended March 31, 2006 were cash inflows of $20.2 million for net sales of marketable securities available for sale, offset by cash outflows of $9.4 million for capital expenditures and $2.0 million for an additional investment made in EntreMed, Inc., ($1.4 million investment in EntreMed common stock and $0.6 million investment in EntreMed warrants). Included in the three-month period ended March 31, 2005 were cash outflows of $4.2 million for capital expenditures, $8.4 million for working capital adjustments and acquisition costs related to our October 2004 acquisition of Penn T Limited, $47.0 million for net purchases of marketable securities available for sale and $10.5 for the exercise of warrants to purchase 7,000,000 shares of EntreMed common stock.

Net cash provided by financing activities was $44.7 million for the three-month period ended March 31, 2006, compared to net cash provided by financing activities of $13.9 million for the three-month period ended March 31, 2005. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those option) to be classified as financing cash flows in the Statement of Cash Flows. Cash received from stock option exercises for the three-month period ended March 31, 2006 was $23.1 million and the excess tax benefit recognized was $21.6 million. Cash received from stock option exercises for the three-month period March 31, 2005 was $13.9 million. Pursuant to SFAS 123R tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather shall continue to be presented as operating cash flows.

We expect increased research and product development costs, clinical trial costs, expenses associated with the regulatory approval process, international expansion costs and commercialization of products and capital investments. However, existing cash, cash equivalents and marketable securities available for sale, combined with expected net product sales and revenues from various research, collaboration and royalties agreements are expected to provide sufficient capital resources to fund our operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS

Our major outstanding contractual obligations relate primarily to our convertible note obligation, operating leases, ALKERAN(R) supply and distribution agreement, Penn Pharmaceutical Services Limited technical services agreement and certain other contractual commitments. For more information on these contractual obligations see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 9 and 18 of the Notes to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The following table sets forth our contractual obligations as of March 31, 2006 by contractual due dates:

 ----------------------------------------------------------------------------------------------------------------
                                                        Contractual Due Dates
                                             Less Than           1-3        3-5        More Than
(IN MILLIONS $)                               1 Year            Years      Years        5 Years          Total
-----------------------------------------------------------------------------------------------------------------
Convertible notes obligation                $        -        $  400.0    $    -        $     -         $ 400.0
Operating leases                                   3.5             5.7       4.9            3.4            17.5
ALKERAN(R) agreements                             23.4            67.3         -              -            90.7
Other contract commitments                         3.5             7.0       1.5              -            12.0
                                          -----------------------------------------------------------------------
Total                                       $     30.4        $  480.0    $  6.4        $   3.4         $ 520.2
=================================================================================================================


CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our critical accounting policies are disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2005. The only significant changes as it pertains to such critical accounting policies are as follows:

STOCK-BASED COMPENSATION: We adopted the provisions of SFAS 123R effective January 1, 2006, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by management including the expected forfeiture rate and expected term of the options. Management also makes decisions regarding the method of calculating the expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date (see Note 6 to the Consolidated Financial Statements included in this quarterly report for additional information).

OTHER-THAN-TEMPORARY IMPAIRMENTS OF EQUITY METHOD INVESTMENTS: On March 31, 2005, we exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock and, since we also hold 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, we determined that we have significant influence over EntreMed and began applying the equity method of accounting to our common stock investment effective March 31, 2005. On February 2, 2006 we invested an additional $2.0 million in EntreMed in a private-placement transaction for which we received an additional 864,864 shares of EntreMed common stock and 432,432 warrants. The value ascribed to the equity investment was $1.4 million with the remaining $0.6 million assigned to the warrants, which are being accounted for at fair value with changes in fair value recorded through earnings.

The investment in EntreMed had a carrying value of approximately $15.3 million at March 31, 2006, which is below the estimated fair value of our 7,864,864 shares of EntreMed common stock by a pproximately $5.2 million based on the closing share price of EntreMed common stock on March 31, 2006.

The investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written-down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that we considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. We evaluate information that we are aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists.


CAUTIONARY STATEMENTS FOR FORWARD-LOOKING INFORMATION

The Management's Discussion and Analysis of Financial Condition and Results of Operations provided above contains certain forward-looking statements which involve known and unknown risks, delays, uncertainties and other factors not under our control which may cause actual results, performance and achievements to be materially different from the results, performance or other expectations implied by these forward-looking statements. These factors include the results of current or pending clinical trials, our products' failure to demonstrate efficacy or an acceptable safety profile, actions by the FDA, the financial condition of suppliers including their solvency and ability to supply product and other factors detailed herein and in our other filings with the Securities and Exchange Commission.


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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. We do not use derivative instruments for trading purposes. At March 31, 2006, our market risk sensitive instruments consisted of a foreign currency denominated forward contract, marketable securities available-for-sale, other equity investments and unsecured convertible notes issued by us.

FOREIGN CURRENCY DENOMINATED FORWARD CONTRACT: We may periodically utilize foreign currency denominated forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency. At March 31, 2006, we were party to foreign currency forward contracts to buy U.S. dollars and sell Swiss francs for a notional amount of $63.7 million. The forward contracts expire on April 13, 2006 and are an economic hedge of a U.S. dollar payable of a Swiss foreign entity, which is remeasured through earnings each period based on changes in the spot rate. The fair value of the forward contracts at March 31, 2006 and December 31, 2005 were net losses of approximately $0.3 million and $0.2 million, respectively, and were recorded in accrued expenses with the change in fair value recorded in current year's earnings. Assuming that the March 31, 2006 exchange rates between the U.S. dollar and the Swiss franc were to adversely change by a hypothetical ten percent, the change in the fair value of the contract would decrease by approximately $7.4 million. However, since the contracts hedge foreign currency payables, any change in the fair value of the contracts would be offset by a change in the underlying value of the hedged item.

MARKETABLE SECURITIES AVAILABLE FOR SALE: At March 31, 2006, our marketable securities available for sale consisted of U.S. treasury securities, government sponsored agency securities, auction rate notes, mortgage-backed obligations, corporate debt securities, other asset-backed securities and 1,939,600 shares of Pharmion Corporation common stock. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended to be used to meet our ongoing liquidity needs. Marketable securities with original maturities of three months or less when purchased are generally classified as cash equivalents. Unrealized gains and losses on available for sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income, net. During the quarter ended March 31, 2006, we determined that certain securities with an amortized cost basis of $11.0 million had sustained an other-than-temporary impairment and recognized a $3.3 million impairment loss related to these securities due to reductions in their future estimated cash flows.

As of March 31, 2006, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

------------------------------------------------------------------------------------------------------------------
                                                            Duration
                              ----------------------------------------------------------------------
                               Less Than 1      1 to 3        3 to 5        5 to 7     Over 7 Years     Total
 (IN THOUSANDS $)                 Year          Years         Years         Years
------------------------------------------------------------------------------------------------------------------
 Principal amount             $   379,019      $81,308       $226,739      $14,500        $2,900       $704,466
 Fair value                   $   376,870      $81,293       $208,853      $13,735        $2,828       $683,579
 Average interest rate            4.7%           4.7%          4.4%          1.5%           N/A          4.5%

PHARMION COMMON STOCK: At March 31, 2006, we held a total of 1,939,600 shares of Pharmion Corporation common stock, which had an estimated fair value of approximately $35.0 million (based on the closing price reported by the National Association of Securities Dealers Automated Quotations, or NASDAQ system, and which exceeded the cost by approximately $14.8 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion's common stock quoted market price will have a similar percentage increase or decrease in the fair value of our investment.

INVESTMENT IN AFFILIATED COMPANIES: At March 31, 2006, we held 7,864,864 shares of EntreMed, Inc. common stock to which we are applying the equity method of accounting. The investment in EntreMed had a carrying value of approximately $15.3 million at March 31, 2006, which is below the estimated fair value of our 7,864,864 shares of EntreMed common stock by approximately $5.2 million based on the closing share price of EntreMed common stock on March 31, 2006. Under the equity method, the investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. See our discussion of Critical Accounting Policy contained in
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation for factors that are considered in determining whether an other-than-temporary decline in value has occurred.

We also hold warrants to purchase an additional 432,432 shares of EntreMed common stock at a conversion price of $2.3125 per warrant. The warrants are being accounted for at fair value with changes in fair value recorded through earnings. At March 31, 2006, the warrants had a fair value of $0.7 million and are classified in other non-current assets. Since the warrants give us the right, but not an obligation, to purchase the shares of EntreMed common stock, the fair value of the warrants can never fall below zero and, the maximum cumulative charge is $0.6 million, which is fair value of the warrants, computed using the Black-Scholes model, on February 2, 2006, or the date of the investment.

CONVERTIBLE DEBT: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock, or a conversion rate of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of our common stock of $8.075 per share, after adjusting prices for the two-for-one stock splits affected on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the outstanding notes at any time into an aggregate 33,021,617 shares of common stock at the conversion price. In addition, the noteholders have the right to require us to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change," in the indenture governing the notes. We registered the notes and common stock issuable upon conversion of the notes with the Securities and Exchange Commission, and are required to use reasonable best efforts to keep the related registration statement effective for the defined period. Subsequent to the June 2003 issuance date, an immaterial amount of principal was converted into common stock.

At March 31, 2006, the fair value of our convertible notes exceeded the carrying value of $400.0 million by approximately $1.0 billion, which we believe reflects the increase in the market price of our common stock to $44.22 per share as of March 31, 2006. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

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

PART  II  -  OTHER INFORMATION

Item 1.      Legal Proceedings

We are not engaged in any material legal proceedings.

Item 1A.      Risk Factors

The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds -  None

Item 3.      Defaults Upon Senior Securities                             -  None

Item 4.      Submission of Matters to a Vote of Security Holders

We held a Special Meeting of stockholders on February 16, 2006. At this meeting, our stockholders were asked to approve an amendment to our Certificate of Incorporation to increase the total number of shares of capital stock we are authorized to issue from 280,000,000 to 580,000,000. The amendment to our Certificate of Incorporation was approved by the following votes on a pre-split basis:

                                              NUMBER OF SHARES
                            FOR                  AGAINST              ABSTAINED
                         -----------          ----------------        ---------
                         105,167,061             1,160,152              160,644

Item 5.      Other Information                                           -  None

Item 6.      Exhibits

             3.2      Bylaws of the Company.

             10.1 Services Agreement effective May 1, 2006 between the Company and John W. Jackson

             10.2 Employment Agreement effective May 1, 2006 between the Company and Sol J. Barer

             10.3 Employment Agreement effective May 1, 2006 between the Company and Robert J. Hugin

             31.1 Certification by the Company's Chief Executive Officer dated May 10, 2006.

             31.2 Certification by the Company's Chief Financial Officer dated May 10, 2006.

             32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2006.

             32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated May 10, 2006.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CELGENE CORPORATION


  DATE  May 10, 2006                 By:/s/Robert J. Hugin
        ----------------------------    --------------------------------
                                         Robert J. Hugin
                                         President, Chief Operating Officer and
                                         Chief Financial Officer



  DATE  May 10, 2006                 By:/s/James R. Swenson
        ----------------------------    --------------------------------
                                         James R. Swenson
                                         Controller