Form 10-Q
period 2006-06-30
CELGENE CORP /DE/
filed 2006-08-09
CIK 816284

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark one)

[x]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the quarterly period ended June 30, 2006

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _________________to _____________

                         Commission File Number 0-16132

                               CELGENE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                 22-2711928
-----------------------------------------------     ----------------------------
(State or other jurisdiction of incorporation         (I.R.S. Employer
or organization)                                      Identification Number)


         86 Morris Avenue, Summit, NJ                          07901
-----------------------------------------------     ----------------------------
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

          Large accelerated _X_   Accelerated ___   Non-accelerated ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes ___     No _X_

At August 4, 2006, 350,742,466 shares of Common Stock par value $.01 per share, were outstanding.

                               CELGENE CORPORATION

                               INDEX TO FORM 10-Q

                                TABLE OF CONTENTS
                                -----------------


                                                                        Page No.
PART I     FINANCIAL INFORMATION


Item 1     Unaudited Consolidated Financial Statements

           Consolidated Statements of Operations -
           Three and Six-Month Periods Ended June 30, 2006 and 2005         3

           Consolidated Balance Sheets -
           As of June 30, 2006 and December 31, 2005                        4

           Consolidated Statements of Cash Flows -
           Six-Month Periods Ended June 30, 2006 and 2005                   5

           Notes to Unaudited Consolidated Financial Statements             7

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             21

Item 3     Quantitative and Qualitative Disclosures About Market Risk      41

Item 4     Controls and Procedures                                         43


PART II    OTHER INFORMATION                                               45

Item 1     Legal Proceedings                                               45

Item 1A    Risk Factors                                                    45

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds     45

Item 3     Defaults Upon Senior Securities                                 45

Item 4     Submission of Matters to a Vote of Security Holders             45

Item 5     Other Information                                               46

Item 6     Exhibits                                                        46

           Signatures                                                      47

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


                      CELGENE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                  THREE-MONTH PERIOD ENDED             SIX-MONTH PERIOD ENDED
                                                          JUNE 30,                            JUNE 30,
                                                  ------------------------            ------------------------
                                                    2006           2005                 2006           2005
                                                  ---------      ---------            ---------      ---------
Revenues:
  Net product sales                               $ 176,401      $ 105,383            $ 336,644      $ 203,028
  Collaborative agreements and other revenue          3,953         25,721                7,846         30,950
  Royalty revenue                                    16,885         14,597               34,590         24,119
--------------------------------------------------------------------------------------------------------------
      Total revenues                                197,239        145,701              379,080        258,097
--------------------------------------------------------------------------------------------------------------
Expenses:
  Cost of goods sold                                 26,799         18,196               56,943         30,800
  Research and development                           57,018         49,028              111,542         89,065
  Selling, general and administrative                82,830         41,367              149,727         79,173
--------------------------------------------------------------------------------------------------------------
      Total expenses                                166,647        108,591              318,212        199,038
--------------------------------------------------------------------------------------------------------------
Operating income                                     30,592         37,110               60,868         59,059
--------------------------------------------------------------------------------------------------------------
Other income and expense:
  Interest and other income, net                      9,487          6,716               15,732          5,538
  Equity in losses of affiliated company              1,375            640                4,466          4,995
  Interest expense                                    2,361          2,373                4,725          4,747
--------------------------------------------------------------------------------------------------------------
Income before income taxes                           36,343         40,813               67,409         54,855
--------------------------------------------------------------------------------------------------------------

Income tax provision (benefit)                       26,735         29,967               41,777         (4,205)

--------------------------------------------------------------------------------------------------------------
Net income                                        $   9,608      $  10,846            $  25,632      $  59,060
==============================================================================================================

Net income per common share:
      Basic                                       $    0.03      $    0.03            $    0.07      $    0.18
      Diluted                                     $    0.03      $    0.03            $    0.07      $    0.16


See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            JUNE 30, 2006   DECEMBER 31, 2005
                                                                            -------------   -----------------
                                                                             (UNAUDITED)
ASSETS

  Current assets:
    Cash and cash equivalents                                                $   120,918       $   123,316
    Marketable securities available for sale                                     636,838           600,944
    Accounts receivable, net of allowance of $4,871 and $3,739
      at June 30, 2006 and December 31, 2005, respectively                        84,379            77,913
    Inventory                                                                     31,289            20,242
    Deferred income taxes                                                        116,920           113,059
    Other current assets                                                          87,721            37,363
-------------------------------------------------------------------------------------------------------------
      Total current assets                                                     1,078,065           972,837
-------------------------------------------------------------------------------------------------------------

    Property, plant and equipment, net                                            88,294            77,477
    Investment in affiliated company                                              13,913            17,017
    Intangible assets, net                                                        97,673            96,988
    Goodwill                                                                      35,692            33,815
    Deferred income taxes                                                         41,472            31,260
    Other assets                                                                  17,574            17,243
-------------------------------------------------------------------------------------------------------------
      Total assets                                                           $ 1,372,683       $ 1,246,637
=============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                                                         $    22,362       $    16,414
    Accrued expenses                                                              74,348            92,908
    Income taxes payable                                                          38,162            14,715
    Current portion of deferred revenue                                            7,125             6,473
    Other current liabilities                                                      3,916             5,127
-------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                  145,913           135,637
-------------------------------------------------------------------------------------------------------------

    Long-term convertible notes                                                  399,967           399,984
    Deferred revenue, net of current portion                                      60,479            59,067
    Other non-current liabilities                                                 20,693            16,174
-------------------------------------------------------------------------------------------------------------
      Total liabilities                                                          627,052           610,862
-------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

  Preferred stock, $.01 par value per share, 5,000,000 shares
    authorized; none outstanding at June 30, 2006 and December 31, 2005               --                --
  Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 354,115,488 and 344,125,158 shares
    at June 30, 2006 and December 31, 2005, respectively                           3,541             3,441
  Common stock in treasury, at cost;  3,754,071 and 1,953,282 shares
     at June 30, 2006 and December 31, 2005, respectively                       (129,784)          (50,601)
  Additional paid-in capital                                                   1,024,612           853,601
  Accumulated deficit                                                           (145,122)         (170,754)
  Accumulated other comprehensive income (loss)                                   (7,616)               88
-------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                 745,631           635,775
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                             $ 1,372,683       $ 1,246,637
=============================================================================================================


See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                             SIX-MONTH PERIOD ENDED
                                                                                                    JUNE 30,
                                                                                           -------------------------
                                                                                              2006            2005
                                                                                           ---------       ---------
Net income                                                                                 $  25,632       $  59,060

Adjustments to reconcile net income to net cash provided
  by operating activities:
    Depreciation and amortization of long-term assets                                         12,101           6,708
    Provision for accounts receivable allowances                                               9,306           5,381
    Realized/Unrealized loss (gain) on marketable securities available for sale and
       cash equivalents                                                                        3,704            (423)
    Unrealized loss on foreign exchange forward contract                                         316              --
    Unrealized loss on value of EntreMed warrants                                                270           6,875
    Equity losses of affiliated company                                                        4,466             640
    Non-cash write off of in-process research and development                                     --           4,355
    Non-cash share-based compensation expense                                                 35,607             (23)
    Excess tax benefit from stock-based compensation arrangements                            (40,294)             --
    Amortization of premium/discount on marketable securities available for sale, net         (1,461)            962
    Loss on asset disposals                                                                      161              51
    Amortization of debt issuance cost                                                         1,221           1,221
    Deferred income taxes                                                                    (15,287)        (42,425)
    Shares issued for employee benefit plans                                                   6,518           3,506
    Other                                                                                        536             141

Change in current assets and liabilities, excluding the impact of acquisition:
    Increase in accounts receivable                                                          (16,649)        (15,188)
    Increase in inventory                                                                    (13,824)         (9,463)
    Increase in other operating assets                                                       (46,717)        (11,793)
    Increase (decrease) in accounts payable, accrued expenses and other liabilities          (63,034)         14,210
    Increase in income tax payable                                                            66,736           4,458
    Decrease in deferred revenue                                                              (1,156)         (1,892)
---------------------------------------------------------------------------------------------------------------------
        Net cash (used in) provided by operating activities                                  (31,848)         26,361
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                                     (17,371)         (9,092)
    Business acquisition                                                                          --          (8,429)
    Proceeds from sales and maturities of marketable securities available for sale           299,019         188,622
    Purchases of marketable securities available for sale                                   (339,175)       (288,605)
    Investment in affiliated company                                                          (2,000)        (10,500)
    Purchases of investment securities                                                          (625)             --
---------------------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                                                (60,152)       (128,004)
---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net proceeds from exercise of common stock options and warrants                           45,932          22,674
    Excess tax benefit from share-based compensation arrangements                             40,294              --
    Repayment of capital lease and note obligations                                               --              (4)
---------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                                             86,226          22,670
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
Effect of currency rate changes on cash and cash equivalents                                   3,376          (2,464)
---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                          (2,398)        (81,437)

Cash and cash equivalents at beginning of period                                             123,316         135,227
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                 $ 120,918       $  53,790
=====================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                      SIX-MONTH PERIOD ENDED
                                                             JUNE 30,
                                                   ----------------------------
                                                       2006            2005
                                                   ------------    ------------

Supplemental schedule of non-cash investing
  and financing activity:
    Change in net unrealized loss on marketable
      securities available for sale                $     (5,687)   $    (42,388)
                                                   ------------    ------------

    Matured shares tendered for stock option
      exercises and employee tax withholdings      $    (84,394)   $         --
                                                   ------------    ------------

    Conversion of convertible notes                $         17    $         --
                                                   ------------    ------------

Supplemental disclosure of cash flow information:
    Interest paid                                  $      3,500    $      3,500
                                                   ------------    ------------

    Income taxes paid                              $     23,576    $     34,543
                                                   ------------    ------------


See accompanying Notes to Consolidated Financial Statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


1.   ORGANIZATION AND BASIS OF PRESENTATION

Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is an integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases through regulation of cellular, genomic and proteomic targets. The Company's commercial stage programs include pharmaceutical sales of REVLIMID(R), THALOMID(R), and ALKERAN(R) and sales of FOCALIN(R) to Novartis Pharma AG, or Novartis; a licensing agreement with Novartis which entitles the Company to royalties on FOCALINTM XR and the entire RITALIN(R) family of drugs; a licensing and product supply agreement with Pharmion for its sales of thalidomide; and sales of bio-therapeutic products and services through Celgene Cellular Therapeutics.

The accompanying unaudited consolidated financial statements have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain reclassifications have been made to the prior period's consolidated financial statements in order to conform to the current period's presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2005.

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


2.   NEW ACCOUNTING PRINCIPLES

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for the Company beginning January 1, 2007. We are in the process of analyzing the impact that this Interpretation may have on the Company's consolidated financial statements. Therefore, we are not in a position to conclude whether the adoption of this Interpretation will have a material impact on the Company's consolidated financial statements.

In February 2006, the FASB, issued Financial Accounting Standard No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," which permits a fair value

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective for the Company beginning January 1, 2007. We have not yet determined the effect, if any, the adoption of FAS 155 may have on our financial position and results of operations.


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

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 35,718,208 and 37,201,144 shares for the three-month periods ended June 30, 2006 and 2005, respectively. The total number of potential common shares excluded for the six-month periods ended June 30, 2006 and 2005 was 35,803,816 and 4,354,864 shares, respectively.

The following represents the reconciliation of the basic and diluted earnings per share computations for the three and six months ended June 30, 2006 and 2005:

--------------------------------------------------------------------------------------------------------------
                                                       Three-Month Period Ended      Six-Month Period Ended
                                                               June 30,                      June 30,
                                                         2006           2005           2006           2005
--------------------------------------------------------------------------------------------------------------
Income available to common stockholders:
  Net income                                         $      9,608   $     10,846   $     25,632   $     59,060
  Interest expense on convertible debt, net of tax             --             --             --          2,786
                                                    ----------------------------------------------------------
  Net income available to common stockholders        $      9,608   $     10,846   $     25,632   $     61,846

Weighted average number of common
    shares outstanding (IN THOUSANDS):
  Basic                                                   347,696        334,282        345,841        332,762
  Effect of dilutive securities:
      Options, warrants and other incentives               22,664         17,741         23,267         16,658
      Convertible debt                                         --             --             --         33,024
--------------------------------------------------------------------------------------------------------------
  Diluted                                                 370,360        352,023        369,108        382,444

Earnings per share:
    Basic                                            $       0.03   $       0.03   $       0.07   $       0.18
    Diluted                                          $       0.03   $       0.03   $       0.07   $       0.16
==============================================================================================================

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


4.   CONVERTIBLE DEBT

In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock, or a conversion rate of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company's common stock of $8.075, after adjusting prices for the two-for-one stock splits which became effective on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under "Other Assets" on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the outstanding notes at any time into an aggregate 33,020,957 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change," in the indenture governing the notes. The Company registered the notes and common stock issuable upon conversion of the notes with the Securities and Exchange Commission, and is required to use reasonable best efforts to keep the related registration statement effective for the defined period. Subsequent to the June 2003 issuance date, an immaterial amount of principal has been converted into common stock.


5.   MARKETABLE SECURITIES AVAILABLE FOR SALE

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2006 and December 31, 2005 were as follows:

------------------------------------------------------------------------------------------------------------
                                                                   Gross            Gross         Estimated
                                                   Amortized     Unrealized      Unrealized         Fair
June 30, 2006                                         Cost          Gain            Loss            Value
------------------------------------------------------------------------------------------------------------
Cash equivalents (1)
--------------------
Government sponsored enterprises                 $     64,739   $         37    $         --    $     64,776
                                                ------------------------------------------------------------

Available-for-sale marketable securities
----------------------------------------
Mortgage backed obligations                            71,962            161            (879)         71,244
U.S. treasury securities                              103,718             13          (1,152)        102,579
Government sponsored enterprises                      265,766              4          (6,988)        258,782
Corporate debt securities                              18,502             11          (1,802)         16,711
Other asset backed securities                          31,678          1,442              (4)         33,116
Auction rate notes                                    121,375             --              --         121,375
Marketable equity securities                           20,212         12,819              --          33,031
                                                ------------------------------------------------------------
Total available-for-sale marketable securities        633,213         14,450         (10,825)        636,838
                                                ------------------------------------------------------------
Total marketable securities                      $    697,952   $     14,487    $    (10,825)   $    701,614
============================================================================================================

(1) Marketable securities with maturities of three months or less at time of purchase are classified as cash equivalents.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

------------------------------------------------------------------------------------------------------------
                                                                    Gross           Gross         Estimated
                                                    Amortized     Unrealized     Unrealized         Fair
December 31, 2005                                      Cost          Gain           Loss            Value
------------------------------------------------------------------------------------------------------------
Available-for-sale marketable securities
----------------------------------------
Mortgage backed obligations                       $     86,478   $        365   $       (524)   $     86,319
U.S. treasury securities                                24,391             14           (614)         23,791
Government sponsored enterprises                       183,315             25         (3,538)        179,802
Corporate debt securities                               18,526             29         (2,652)         15,903
Other asset backed securities                           29,765            164         (1,842)         28,087
Auction rate notes                                     232,575             --             --         232,575
Marketable equity securities                            20,212         14,255             --          34,467
                                                 -----------------------------------------------------------
Total available-for-sale marketable securities    $    595,262   $     14,852   $     (9,170)   $    600,944
============================================================================================================

Government sponsored enterprises include fixed asset-backed securities issued by Fannie Mae and the Federal Home Loan Bank. Other asset-backed securities are securities backed by collateral other than mortgage obligations. Unrealized losses for mortgage-backed obligations, U.S. treasury securities and government sponsored enterprises were primarily due to increases in interest rates. Unrealized losses for corporate debt and other asset-backed securities were primarily due to increases in interest rates as well as widening credit spreads. The Company has more than sufficient liquidity and the intent to hold these securities until the market value recovers. Moreover, the Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual investments. In the six months ended June 30, 2006, the Company determined that certain securities with an amortized cost basis of $11.0 million had sustained an other-than-temporary impairment and recognized a $3.6 million impairment loss related to these securities due to reductions in their future estimated cash flows.

As of June 30, 2006, the duration of the Company's debt securities classified as cash equivalents and marketable securities available for sale were as follows:

     ---------------------------------------------------------------------------
                                                      Amortized        Fair
                                                         Cost          Value
     ---------------------------------------------------------------------------

     Duration of one year or less                    $    380,386   $    379,991
     Duration of one through three years                   70,995         69,755
     Duration of three through five years                 193,561        186,331
     Duration of five through seven years                  30,045         29,693
     Duration greater than seven years                      2,753          2,813
                                                    ----------------------------
          Total                                      $    677,740   $    668,583
     ===========================================================================


6.   INVENTORY

Inventory at June 30, 2006 and December 31, 2005 consisted of the following:

     ---------------------------------------------------------------------------
                                                     June 30,       December 31,
                                                       2006             2005
     ---------------------------------------------------------------------------

     Raw materials                                 $      6,776     $      5,044
     Work in process                                      4,845            1,644
     Finished goods                                      19,668           13,554
                                                   ------------     ------------
          Total                                    $     31,289     $     20,242
     ===========================================================================

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


7.   SHARE-BASED COMPENSATION

The Company has a shareholder approved 1998 equity incentive plan, or the 1998 Incentive Plan, that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other share-based awards to employees and officers of the Company. On June 14, 2006, the stockholders of the Company approved an amendment to the 1998 Incentive Plan to increase the aggregate number of shares of Common Stock that may be subject to awards thereunder from 62,000,000 to 84,000,000 shares, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors, or the Compensation Committee, determines the type, amount and terms, including vesting, of any awards made under the Incentive Plan. The 1998 Incentive Plan will terminate in 2008.

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

In June 1995, the stockholders of the Company approved the 1995 Non-Employee Directors' Incentive Plan, which, as amended, provides for the granting of non-qualified stock options to purchase an aggregate of not more than 7,700,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company, or Non-Employee Directors. Each new Non-Employee Director, upon the date of election or appointment, receives an option to purchase 20,000 shares of common stock, which vest in four equal annual installments commencing on the first anniversary of the date of grant. As amended in 2003, continuing Non-Employee Directors receive quarterly grants of 3,750 options aggregating 15,000 options annually, which vest in full one year from the date of grant. The 1995 Non-Employee Directors' Incentive Plan also provides for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a Non-Employee Director who serves as a member (but not a chairman) of a committee of the Board of Directors and an option to purchase up to 10,000 shares to a Non-Employee Director who serves as the chairman of a committee of the Board of Directors. All options are granted at an exercise price that equals the market value of the Company's common stock at the grant date and expire ten years after the date of grant. This plan terminates on June 30, 2015. In December 2005, in recognition of the significance of the REVLIMID(R) regulatory approval, continuing Non-Employee Directors received the 2006 annual stock option award of 15,000 shares, which were granted at an exercise price equal to the fair value of the Company's common stock on December 29, 2005 and vest pursuant to the standard terms of the plan.

Stock options available for future grants under all plans were 22,641,254 at June 30, 2006.

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


Company elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure."

The following table illustrates the effect on net income and net income per common share applicable to common stockholders for the three and six-month periods ended June 30, 2005, as if the Company had applied the fair value recognition provisions for stock-based compensation of SFAS 123, as amended:

                                                                  Three Months Ended   Six Months Ended
                                                                     June 30, 2005        June 30, 2005
--------------------------------------------------------------------------------------------------------
  Net income as reported                                             $     10,846        $     59,060
    Add: stock-based employee compensation expense included in
       reported income, net of tax                                            (38)                (13)
    Add: stock-based employee compensation expense determined
       under fair-value-based method (1)                                   (4,888)              8,240
                                                                    ------------------------------------
    Basic pro forma net income                                       $      5,920        $     67,287

    Interest expense on convertible debt, net of tax                           --               2,786
                                                                    ------------------------------------
  Diluted, pro forma net income                                      $      5,920        $     70,073

  Net income per common share:
    Basic, as reported                                               $       0.03        $       0.18
    Basic, pro forma                                                 $       0.02        $       0.20

    Diluted, as reported                                             $       0.03        $       0.16
    Diluted, pro forma                                               $       0.02        $       0.18
========================================================================================================

(1) Six months ended June 30, 2005 reflects an adjustment recorded in the first quarter of 2005 to eliminate related valuation allowances of $17.7 million based on the Company's determination that it was more likely than not that certain benefits of its deferred tax assets would be realized.

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123R, "Share-Based Payment", or SFAS 123R. SFAS 123R, which replaces SFAS 123, and supersedes APB 25, requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption. The modified prospective transition method as prescribed by SFAS 123R does not require restatement of prior periods to reflect the impact of adopting SFAS 123R.

The Company adopted SFAS 123R effective January 1, 2006 and has selected the Black-Scholes method of valuation for share-based compensation. The Company has adopted the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. SFAS 123R eliminates alternatives provided under SFAS 123 to recognize compensation cost over the requisite service period as if all awards would be earned and to reverse such compensation costs as awards are actually forfeited. Instead, SFAS 123R requires compensation costs to be recognized based on the estimated number of awards expected to vest. Changes in the estimated forfeiture rates are reflected prospectively. Total share-based compensation costs in the Consolidated Statement of Operations for the three and six-month periods ended June 30, 2006 were $20.7 million and $35.5 million, respectively, in connection with the adoption of SFAS 123R. Charges for the three-month period ended June 30, 2006 of $0.4 million, $3.4 million and $16.9 million were recorded in cost of goods sold, research and development and selling, general and administrative expenses, respectively. Charges for the six-month period

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


ended June 30, 2006 of $0.9 million, $7.3 million and $27.3 million were recorded in cost of goods sold, research and development and selling, general and administrative expenses, respectively. No amounts of share-based compensation cost were capitalized as inventory or other assets during the three and six months ended June 30, 2006. Included in stock-based compensation expense for the three and six-month periods ended June 30, 2006 was compensation expense related to non-qualified stock options of $15.7 million and $25.0 million, respectively. The tax benefit (i.e., deferred tax asset) recorded associated with the non-qualified stock option expense was $6.5 million and $10.3 million respectively.

As a result of adopting SFAS 123R at the beginning of 2006, the Company's net income was lower by $14.2 million and $25.2 million for the three and six-month periods ended June 30, 2006, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three-month period ended June 30, 2006 would have been $0.07 and $0.06 per share, respectively, if the Company had not adopted SFAS 123R, compared to a reported basic and diluted earnings per share of $0.03 and $0.03 per share, respectively. Basic and diluted earnings per share for the six-month period ended June 30, 2006 would have been $0.15 and $0.14 per share, respectively, if the Company had not adopted SFAS 123R, compared to a reported basic and diluted earnings per share of $0.07 and $0.07 per share, respectively.

In November 2005, the FASB issued FASB Staff Position 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," or FSP 123R- 3 which provides an elective alternative transition method of calculating the additional paid-in capital pool, or APIC Pool, of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R to the method otherwise required by paragraph 81 of SFAS 123R. The Company may take up to one year from the effective date of FSP 123R-3 to evaluate its available alternatives and make its one-time election. The Company is evaluating the impact of the adoption of this FSP in connection with its adoption of SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Cash received from stock option exercises for the six-month period ended June 30, 2006 was $45.9 million and the excess tax benefit recognized was $40.3 million. Cash received from stock option exercises for the six-month period ended June 30, 2005 was $22.7 million. Pursuant to SFAS 123R, tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather shall continue to be presented as operating cash flows.

The weighted-average grant-date fair value of the stock options granted during the three and six-month periods ended June 30, 2006 was $16.80 per share and $16.58 per share, respectively. The weighted-average grant-date fair value of the stock options granted during the three and six-month periods ended June 30, 2005 was $7.00 per share and $6.10 per share adjusted for the February 17, 2006 two-for-one stock split. The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


------------------------------------------------------------------------------------------------------------
                                              Three Months Ended June 30,        Six Months Ended June 30,
                                                2006              2005             2006            2005
------------------------------------------------------------------------------------------------------------
  Risk-free interest rate                   4.50% - 5.19%    3.46% - 4.00%    4.50% - 5.19%    3.46% - 4.00%
  Expected volatility                         44% - 52%           41%           40% - 52%           41%
     Weighted average expected volatility        50%              41%              49%              41%
  Expected term (years)                       3.1 - 5.0           4.5           3.1 - 5.0           4.5
  Expected dividend yield                         0%               0%               0%               0%
============================================================================================================

The fair value of stock options granted is estimated using the Black-Scholes option pricing model. The fair value of stock options granted after January 1, 2006 is amortized on a straight-line basis. The fair value of stock options granted before January 1, 2006 is amortized using the graded vesting attribution approach. Compensation cost is amortized over the requisite service periods of the awards, which are generally the vesting periods.

For grants during the three and six-month periods ended June 30, 2006, the risk-free interest rate is based on the U.S. Treasury zero-coupon curve. Expected volatility of stock option awards is estimated based on the implied volatility of greater than one-year publicly traded options. The use of implied volatility was based upon the availability of actively traded options on the Company's common stock and the assessment that implied volatility is more representative of future stock price trends than historical volatility. Prior to the adoption of SFAS 123R, the Company calculated expected volatility using only historical stock price volatility. The expected term of an employee share option is the period of time for which the option is expected to be outstanding. The Company has made a determination of expected term by analyzing employees' historical exercise experience from its history of grants and exercises in the Company's option database and management estimates. Forfeiture rates are estimated based on historical data.

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

Stock option transactions for the six months ended June 30, 2006 under all plans are as follows:

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

                                                                                   Weighted
                                                                    Weighted        Average         Aggregate
                                                                     Average       Remaining        Intrinsic
                                                                    Exercise      Contractual         Value
                                                    Options           Price       Term (years)    (In Thousands)
------------------------------------------------------------------------------------------------------------------
  Outstanding at December 31, 2005                 50,594,378     $      13.70         6.9        $    909,083
   Changes during the year:
     Granted                                        2,697,251            41.22          --                  --
     Exercised                                     (9,988,927)            9.10          --                  --
     Forfeited                                       (897,307)           13.43          --                  --
     Expired                                          (20,000)            6.69          --                  --
                                                 -------------------------------
  Outstanding at June 30, 2006                     42,385,395     $      16.50         6.6        $  1,311,068
                                                 -------------------------------------------------------------
  Vested or expected to vest at June 30, 2006      41,677,200     $      16.43         6.6        $  1,291,886
                                                 -------------------------------------------------------------
  Vested at June 30, 2006                          28,191,773     $      14.42         5.9        $    930,754
                                                 =============================================================

The total intrinsic value of stock options exercised during the six months ended June 30, 2006 and 2005 was $310.8 million and $61.7 million, respectively. The Company utilizes newly issued shares to satisfy the exercise of stock options.

As of June 30, 2006, there was $73.6 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected weighted-average period of 1.2 years.

The following table summarizes information concerning options outstanding under the 1998 and 1995 Incentive Plans at June 30, 2006:

----------------------------------------------------------------------------------------------------------------------
                                 Options Outstanding                                   Options Vested
                    --------------------------------------------        --------------------------------------------
                                      Weighted         Weighted                           Weighted         Weighted
                                       Average         Average                            Average          Average
  Range of Exercise     Number        Exercise        Remaining            Number         Exercise        Remaining
      Prices         Outstanding       Price         Term (yrs.)           Vested          Price         Term (yrs.)
----------------------------------------------------------------------------------------------------------------------
  $ 0.04 -  5.00       6,873,508    $       2.11         3.3               6,629,249    $    2.03            3.2
    5.01 - 10.00       9,005,810            6.79         5.2               7,869,583         6.76            5.0
   10.01 - 15.00       8,510,480           12.84         7.4               3,602,655        12.86            6.8
   15.01 - 20.00       4,437,116           16.54         7.3               2,103,248        16.61            5.9
   20.01 - 30.00       4,862,171           25.12         8.0               2,196,779        26.19            6.5
   30.01 - 45.91       8,696,310           36.66         8.8               5,790,259        34.71            9.4
                    --------------------------------------------------------------------------------------------------
                      42,385,395    $      16.50         6.6              28,191,773    $   14.42            5.9
                    ==================================================================================================

Stock options granted to executives at the vice-president level and above under the 1998 Incentive Plan, after September 18, 2000, contained a reload feature which provided that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 1998 Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or pays minimum statutory applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee to exercise the stock option or to pay withholding taxes thereon. The reload stock option will be exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


date the original stock option is exercised, (y) the exercise price shall be the fair value (as defined in the 1998 Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. As of June 30, 2006, the Company has issued 10,876,300 stock options to executives that contain the reload features noted above, of which 2,383,231 options are still outstanding. The 1998 Incentive Plan was amended to eliminate the reload feature for all stock options granted on or after October 1, 2004.

8.   INVESTMENT IN AFFILIATED COMPANY

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

On February 2, 2006 the Company, along with a group of investors, entered into a private placement transaction to invest $30.0 million in EntreMed in return for newly issued EntreMed common stock and warrants to purchase additional shares of EntreMed common stock at a conversion price of $2.3125 per warrant. The Company's portion of the investment was $2.0 million for which it received 864,864 shares of EntreMed common stock and 432,432 warrants. The fair value of the warrants computed using the Black-Scholes model was $0.6 million and, the remaining value of $1.4 million was ascribed to the equity investment. The warrants are being accounted for at fair value with changes in fair value recorded through earnings. The value of the EntreMed warrants is $0.4 million at June 30, 2006.

The Company recorded equity in losses of affiliated company of $1.4 million and $0.6 million for the three-month periods ended June 30, 2006 and 2005, respectively. The Company's equity in losses of affiliated company for the six-month period ended June 30, 2006 was $4.5 million and included $3.1 million related to the Company's share of EntreMed's in-process research and development write-down related to its acquisition of Miikana Therapeutics Inc. on January 10, 2006. The loss for the six-month period ended June 30, 2005 was $5.0 million and included $4.4 million related to a write-down of a portion of the Company's investment ascribed to in-process research and development at the time of the initial investment. The investment in EntreMed had a carrying value of approximately $13.9 million at June 30, 2006, which is above the estimated fair value of the Company's 7,864,864 shares of EntreMed common stock by approximately $0.9 million based on the closing share price of EntreMed common stock on June 30, 2006.

The investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that the Company considers in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. The Company evaluates information that it is aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. After reviewing these factors, the Company has determined that as of June 30, 2006 no adjustment to its investment is required.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


A summary of the Company's investment and equity in losses of affiliates follows:

                                                                       As of
                                                                   June 30, 2006
                                                                   -------------
  Interest in EntreMed equity (1)                                  $       4,176
  Excess of investment over share of EntreMed equity (2)                   9,737
                                                                   -------------
  Total investment                                                 $      13,913
================================================================================

                                                    Three-Month      Six-Month
                                                    Period Ended    Period Ended
                                                   June 30, 2006   June 30, 2006
                                                  ------------------------------
  Celgene share of EntreMed, Inc. losses (1)  (3)  $       1,309   $       4,316
  Amortization of intangibles                                 66             150
                                                  ------------------------------
  Equity in losses of affiliated company           $       1,375   $       4,466
================================================================================

(1) The Company records its share of losses based on its common stock ownership, which as of June 30, 2006 was 10.73%.
(2) Consists of intangible assets and goodwill of $452 and $9,284, respectively.
(3) Year-to-date June 30, 2006 includes $3.1 million related to the Company's share of EntreMed's in-process research and development write-down related to its acquisition of Miikana Therapeutics Inc. on January 10, 2006.


9.   GOODWILL AND INTANGIBLE ASSETS

At June 30, 2006, the Company's intangible assets primarily related to the October 21, 2004 acquisition of Penn T and are being amortized over their estimated useful lives. In December 2005, the Company recognized a $4.3 million intangible for a licensing agreement with Children's Medical Center Corporation, which is being amortized over the patent life of the related product. The gross carrying value and accumulated amortization by major intangible asset class at June 30, 2006 and December 31, 2005 were as follows:

---------------------------------------------------------------------------------------------------------------
                                     Gross                         Cumulative      Intangible       Weighted
                                   Carrying       Accumulated      Translation       Assets,        Average
  June 30, 2006                      Value       Amortization      Adjustment          Net        Life (Years)
---------------------------------------------------------------------------------------------------------------
     Penn T supply agreements    $     99,841    $     (7,053)    $        674    $     93,462        12.9
     License                            4,250            (154)              --           4,096        13.8
     Technology                           122              (7)              --             115        12.0
---------------------------------------------------------------------------------------------------------------
  Total                          $    104,213    $     (7,214)    $        674    $     97,673        13.0
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
                                     Gross                         Cumulative      Intangible       Weighted
                                   Carrying       Accumulated      Translation       Assets,        Average
  December 31, 2005                  Value       Amortization      Adjustment          Net        Life (Years)
---------------------------------------------------------------------------------------------------------------
     Penn T supply agreements    $     99,841    $     (2,787)    $     (4,435)    $     92,619       12.9
     License                            4,250              --               --            4,250       13.8
     Technology                           122              (3)              --              119       12.0
---------------------------------------------------------------------------------------------------------------
  Total                          $    104,213    $     (2,790)    $     (4,435)    $     96,988       13.0
===============================================================================================================

Amortization of acquired intangible assets was $2.2 million and $0.2 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $4.4 million and $0.4 million for the six-month periods ended June 30, 2006 and 2005, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be $8.9 million for 2006, and $8.5 million for each of the years 2007 through 2010.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


The Company's reported goodwill of $35.7 million and $33.8 million at June 30, 2006 and December 31, 2005, respectively, relates to the acquisition of Penn T on October 21, 2004. The $1.9 million increase from December 31, 2005 to June 30, 2006 represents the impact of foreign currency translation.


10.  COMPREHENSIVE INCOME

The components of comprehensive income, which represents the change in equity from non-owner sources, consists of net income (losses), changes in currency translation adjustments and the change in net unrealized gains (losses) on marketable securities classified as available for sale.

A summary of comprehensive income for the three and six-month periods ended June 30, 2006 and 2005 follows:

-------------------------------------------------------------------------------------------------------------------
                                                      Three-Month Period Ended           Six-Month Period Ended
                                                              June 30,                           June 30,
                                                        2006             2005             2006             2005
-------------------------------------------------------------------------------------------------------------------
  Net income                                        $      9,608     $     10,846     $     25,632     $     59,060
                                                   ----------------------------------------------------------------

  Other comprehensive income (loss):
   Unrealized losses on marketable
     securities available for sale, net of tax            (1,769)          (5,425)          (6,339)         (36,270)
   Deferred income tax (1)                                    --               --               --          (14,775)
   Less: reclassification adjustment for (gains)
      losses included in net income                          321             (214)           3,667             (423)
                                                   ----------------------------------------------------------------
  Total unrealized losses on marketable
      securities available for sale, net of tax           (1,448)          (5,639)          (2,672)         (51,468)
   Currency translation adjustments                       (4,554)          (3,517)          (5,032)          (6,054)
                                                   ----------------------------------------------------------------
  Total other comprehensive loss                          (6,002)          (9,156)          (7,704)         (57,522)
                                                   ----------------------------------------------------------------

  Comprehensive income (loss)                       $      3,606     $      1,690     $     17,928     $      1,538
===================================================================================================================

(1) Reflects the adjustment recorded in the first quarter of 2005 to eliminate related valuation allowances based on the Company's determination that it was more likely than not that certain benefits of its deferred tax assets would be realized.

The unrealized losses on marketable securities available for sale for the three-month periods ended June 30, 2006 and 2005 included a decrease in fair value related to the Company's investment in Pharmion common stock of $1.9 million and $11.2 million, respectively, and $1.4 million and $36.9 million for the six-month periods ended June 30, 2006 and 2005, respectively.


11.  INCOME TAXES

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

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


In the first quarter of 2006, the Company recorded a tax benefit of approximately $6.1 million primarily related to the resolution of certain tax positions taken on the Company's income tax returns in tax years 2000-2002 with the completion of audit for this period.

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


12.  SEGMENTS

Effective January 1, 2006, the Company has combined the Human Pharmaceuticals and Stem Cell Therapies segments into a single segment. The decision to combine the segments was based on how the Company's chief operating decision makers use internal financial information for evaluating performance and deciding how to allocate resources among the Company's various functions.

The Stem Cell Therapies segment originated in December 2002, with the Company's acquisition of Anthrogenesis Corp. Anthrogenesis, which operates as Celgene Cellular Therapeutics, or CCT, was organized into three main units: (1) stem cells banking for transplantation, (2) private stem cell banking and (3) the development of biomaterials for organ and tissue repair. Effective January 1, 2006, CCT financial reporting has been combined with the Human Pharmaceuticals research organization as the strategic intent of the business has evolved to focus on discovery, development and commercialization of stem cells in pharmaceutical use.


13.  AGREEMENTS

In connection with the Company's acquisition of Penn T, the Company entered into a Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited pursuant to which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. The total cost to be incurred over the five-year minimum agreement period is $11.0 million. At June 30, 2006, the remaining cost to be incurred was $7.2 million.

In December 2004, following the Company's acquisition of Penn T Limited, its wholly-owned subsidiary Celgene UK Manufacturing II Limited, or CUK II, (formerly known as "Penn T Limited") entered into an amended thalidomide supply agreement with Pharmion whereby, in exchange for a reduction in Pharmion's purchase price of thalidomide to 15.5% of its net sales of thalidomide, CUK II received a one-time payment of 39.6 million British pounds sterling, or U.S. dollar equivalency of $77.0 million. The Company also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in additional territories and eliminating certain of its license termination rights. Under a separate letter agreement simultaneously entered into by the parties, Pharmion also agreed to provide the Company with an aggregate $8.0 million over a three-year period commencing January 1, 2005 and ending December 31, 2007 to support the two companies' existing thalidomide research and development efforts.

Pursuant to EITF 00-21, the Company has determined that the agreements constitute a single unit of accounting and pursuant to SAB No. 101, as amended by SAB No. 104, the Company has recorded the payments received

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)


as deferred revenue and is amortizing such payments on a straight line basis over an estimated useful life of 13 years, which is the estimated life of the supply agreement. The remaining payments to be received under the thalidomide research and development letter agreement (i.e., $4.0 million at June 30, 2006) will be recorded as deferred revenue as such payments are received and amortized over the remaining useful life.

To support the further clinical development of thalidomide, Pharmion has provided research funding under various agreements of $12.0 million through June 30, 2006 and is required to fund an additional $1.3 million in 2006 and $2.7 million in 2007.

In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN(R) tablets and ALKERAN(R) for infusion from GSK and distribute the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. On June 30, 2006, the remaining minimum purchase requirements under the agreement totaled $67.9 million, consisting of the following subsequent extensions:

             o  July 1, 2006    - December 31, 2006         $   620
             o  January 1, 2007 - December 31, 2007          29,050
             o  January 1, 2008 - December 31, 2008          30,525
             o  January 1, 2009 - March 31, 2009              7,725
                                                            -------
                                                            $67,920
                                                            =======

PART I - FINANCIAL INFORMATION

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our lead products are:
REVLIMID(R), which was approved by the U.S. Food and Drug Administration, or FDA, in December 2005 for treatment of myelodysplastic syndromes, or MDS, in transfusion dependent patients with the 5q chromosomal deletion and in June 2006 for treatment in combination with dexamethasone of previously treated multiple myeloma; and, THALOMID(R) (thalidomide), which is approved in erythema nodosum leprosum, an inflammatory complication of leprosy, and which gained FDA approval in May 2006 for treatment in combination with dexamethasone of newly diagnosed multiple myeloma patients. Over the past several years, THALOMID(R) net sales have grown steadily driven mainly by its off-label use for treating multiple myeloma and other cancers. The sales growth of THALOMID(R) has enabled us to make substantial investments in research and development, which has advanced our broad portfolio of drug candidates in our product pipeline, including a pipeline of IMiDs(R) compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties. We believe that the commercial potential of REVLIMID(R) and THALOMID(R), the depth of our product pipeline, near-term regulatory activities and clinical data reported at major medical conferences provide the catalysts for future growth.

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

THE ABILITY OF REVLIMID(R) TO SUCCESSFULLY PENETRATE RELEVANT MARKETS: Our REVLIMID(R) launch strategy has included among other things: registering physicians in the RevAssistsm program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID(R); sponsoring numerous medical education programs designed to educate physicians about multiple myeloma and MDS; partnering with contracted pharmacies to ensure safe and rapid distribution of REVLIMID(R); and, implementing an expanded access program to provide many previously treated multiple myeloma patients with free access to REVLIMID(R) while the FDA reviewed our Supplemental New Drug Application, or sNDA, for that indication. While these initiatives appear to be resulting in a highly visible and successful product launch, our near-term focus continues to be on ensuring REVLIMID's rapid market penetration in both MDS and multiple myeloma. We do not, however, have long-term data on the use of the product and cannot predict whether REVLIMID(R) will gain widespread acceptance, which will mostly depend on the acceptance of regulators, physicians, patients and opinion leaders. The success of REVLIMID(R) will also depend, in part, on prescription drug coverage by government health agencies, commercial and employer health plans, and other third-party payers. As an oral cancer agent, REVLIMID(R) qualifies as a Medicare, Part D drug. Each Part D plan will review REVLIMID(R) for addition to their formulary. As with all new products introduced into the market, there may be some lag time before being added to each plan's formulary. If REVLIMID(R) sales do not materialize as expected, we may have difficulty meeting our near-term revenue and earnings projections.

THE ABILITY TO ADVANCE CLINICAL AND REGULATORY PROGRAMS: A growing body of clinical data suggests that our proprietary IMiDs(R) compounds may be effective in treating a number of diseases. A major objective of our on-going clinical programs is to broaden our knowledge about the full potential of REVLIMID(R) and our other IMiDs(R) compounds and to continue to evaluate them in a broad range of hematological malignancies and other cancers. An immediate focus is on evaluating REVLIMID(R) as a treatment of chronic lymphocytic leukemia and aggressive non-Hodgkin's lymphomas. Our continued growth will depend, in part, on international regulatory approvals and the progress of our clinical programs across a broad range of hematological malignancies and other cancers. Currently, our Marketing Authorization Applications, or MMA's, for REVLIMID(R) in both MDS with the 5q chromosomal deletion and multiple myeloma are under review by the European Medicines Agency, or EMEA.

COMPETITIVE RISKS: While competition could reduce THALOMID(R) sales and limit REVLIMID(R) launch results, we do not believe that competing products will eliminate REVLIMID(R) and THALOMID(R) use entirely. In addition, generic competition could reduce THALOMID(R) sales. However, we own intellectual property which includes, for example, U.S. patents covering our S.T.E.P.S.(R) distribution program for the safer distribution of thalidomide, which all physicians, patients and pharmacies prescribing receiving or dispensing thalidomide in the United States must follow. We also have exclusive rights to several issued patents covering the use of THALOMID(R) in oncology and other therapeutic areas.


RESULTS OF OPERATIONS-
THREE-MONTH PERIOD ENDED JUNE 30, 2006 VS. THREE-MONTH PERIOD ENDED
JUNE 30, 2005

TOTAL REVENUE: Total revenue and related percentages for the three-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                      Three-Month Period Ended
                                              June 30,
(IN THOUSANDS $)                        2006           2005         % Change
--------------------------------------------------------------------------------

  Net product sales:
     REVLIMID(R)                    $     63,020   $         --            N/A
     THALOMID(R)                         107,193         94,447         13.5 %
     ALKERAN(R)                            4,452          9,119          (51.2%)
     Focalin(R)                            1,666          1,577            5.6%
     Other                                    70            240          (70.8%)
                                    ----------------------------
  Total net product sales                176,401        105,383           67.4%
  Collaborative agreements
     and other revenue                     3,953         25,721          (84.6%)
  Royalty revenue                         16,885         14,597           15.7%
                                    ----------------------------
  Total revenue                     $    197,239   $    145,701           35.4%
================================================================================

NET PRODUCT SALES:

REVLIMID(R) was approved by the FDA in December 2005 for treatment of transfusion dependent MDS in patients with the 5q chromosomal deletion and in June 2006 for treatment in combination with dexamethasone of previously treated patients with multiple myeloma. As a result, sales for this product are reflected only in the 2006 period. REVLIMID(R) net sales increased sequentially from $32.4 million in the three-month period ended March 31, 2006 to $63.0 million in the three-month period ended June 30, 2006. Prescription trends in the three-month period ended June 30, 2006 were similar to the three-month period ended March 31, 2006, with MDS prescriptions accounting for a majority of dispenses during the period followed by some use in multiple myeloma and a broad range of cancer indications accounting for the remainder. Named patient sales outside of the United States totaled 7.1% of REVLIMID(R) net sales during the three-month period ended June 30, 2006.

Supported by the FDA's approval of newly diagnosed multiple myeloma and newly presented data, THALOMID(R) net sales were higher in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005. Price increases implemented as we move towards a cost of therapy pricing structure as opposed to a price per milligram basis also contributed to the increase. Sales volumes decreased due to continued average daily dose declines as well as a slight decrease in the total number of prescriptions. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns and distributor chargebacks as further discussed below. Included in the three-month period ended June 30, 2006 were sales of approximately $2.6 million from our U.K. subsidiary, Celgene U.K. Manufacturing II, Limited, or CUK II, to Pharmion Corporation, compared to sales of $1.5 million for the three-month period ended June 30, 2005.

ALKERAN(R) net sales were lower in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005, due to a decrease in sales volumes and higher gross to net sales accruals for sales returns, partially offset by price increases. We believe the decrease in sales volumes stems largely from supply disruptions, which has lead to inconsistent supplies of ALKERAN(R) IV and consequently inconsistent end-market buying patterns. These factors may continue to contribute to variability in revenues, for the remainder of this year.

Net sales of Focalin(R), which is sold exclusively to Novartis and is dependent on the timing of orders from Novartis for their commercial distribution, were slightly higher in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005.

GROSS TO NET SALES ACCRUALS: Gross to net sales accruals are recorded for sales returns, sales discounts, Medicaid rebates and distributor charge-backs and service fees. Allowance for sales returns are based on the actual returns history for consumed lots and the trend experience for lots where product is still being returned. Sales discounts accruals are based on payment terms extended to customers. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization. Distributor charge-back accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on actual fees paid to wholesale distributors for services provided. See Critical Accounting Policies for further discussion.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month period ended June 30, 2006 and 2005, were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Distributor
                                                                  Sales                     Medicaid    chargebacks
2006                                                             Returns      Discounts      rebates    and services      Total
----------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2006                                    $    8,338    $    1,787    $   24,143    $    7,343    $   41,611
   Allowances for sales made during the quarter                     8,370         4,327           115        13,072        25,884
   Allowances for sales made during prior periods                  15,436            --            --            --        15,436
   Credits issued for prior year sales                            (13,849)          (85)      (11,732)           --       (25,666)
   Credits issued for sales during 2006                            (6,658)       (4,277)       (5,301)      (12,786)      (29,022)
                                                              --------------------------------------------------------------------
  Balance at June 30, 2006                                     $   11,637    $    1,752    $    7,225    $    7,629    $   28,243
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Distributor
                                                                  Sales                     Medicaid    chargebacks
2005                                                             Returns      Discounts      rebates    and services      Total
----------------------------------------------------------------------------------------------------------------------------------
  Balance at March 31, 2005                                    $    7,682    $      980    $    9,826    $    3,815    $   22,303
   Allowances for sales made during the quarter                     5,113         2,610         7,115        23,807         8,969
   Allowances for sales made during prior periods                      --            --            --            --            --
   Credits issued for prior year sales                             (2,589)          (21)       (2,628)           --        (5,238)
   Credits issued for sales during 2005                            (2,936)       (2,516)       (2,158)       (7,914)      (15,524)
                                                              --------------------------------------------------------------------
  Balance at June 30, 2005                                     $    7,270    $    1,053    $   12,155    $    4,870    $   25,348
==================================================================================================================================

Sales returns allowances increased in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005, primarily due to unexpectedly high THALOMID(R) returns from one large retail pharmacy chain. The returns from this customer were the result of efforts to more aggressively manage inventory at its pharmacies, the Company's requirement to purchase full cartons of up to ten sleeves of THALOMID(R) capsules with each order and, S.T.E.P.S.(R) related restrictions, which limited the chain's ability To transfer inventories between its locations. For the past several years, we have experienced sales returns of approximately 4% of sales. As a result of the higher returns activity, we recorded additional allowances, during the three-month period ended June 30, 2006, to increase our reserve to approximately 9% of all estimated THALOMID(R) pharmacy inventories. We introduced single sleeve units, beginning June 7, 2006 (rather than requiring full carton purchases) and we amended our product returns policy to include a product returns handling fee. These measures have been designed to allow customers to more effectively manage their inventories, since they can now order smaller quantities, as well as limit our product returns exposure. Initial third quarter 2006 sales returns activity suggests that the second quarter 2006 activity was an isolated event. We will however, continue to monitor the situation and will adjust our sales returns accrual accordingly. Also, contributing to the increase in sales returns allowances, to a lesser extent, were higher returns of expired ALKERAN(R) IV product from one wholesale distributor.

Medicaid rebate allowances decreased in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005, primarily due to the impact of the new Medicare, Part D legislation, which became effective January 1, 2006. Our Medicaid rebate accruals are based on the Medicaid Unit Rebate Amount formula established by the Center for Medicaid and Medicare Services using the estimated Medicaid dispense quantities. We base the estimated Medicaid dispense quantities on the previous quarter actual Medicaid dispenses, which individual states typically begin reporting to us 45-days after the close of each quarter. While it was anticipated that many patients who had been eligible to receive THALOMID(R) through Medicaid would eventually be covered through Medicare, Part D there was insufficient data to reasonably estimate the impact of the new legislation during the first quarter of 2006. Therefore, we followed our customary practice and based our first quarter 2006 accrual on the prior quarter actual Medicaid dispenses. During the three-month period ended June 30, 2006, we received sufficient data regarding actual first quarter 2006 Medicaid dispenses to allow us to adjust the Medicaid rebate accrual to reflect the impact of the new legislation and resulting shift in patient population. As a result, the three-month period ended June 30, 2006 reflects an accrual for sales during the second quarter of 2006 of $6.0 million, offset by a reduction of the prior quarter accrual of $5.9 million.

Distributor chargebacks increased in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005, primarily due to increased ALKERAN(R) IV sales to certain public health services, or PHS, pricing eligible customers.

OTHER REVENUES: Revenues from collaborative agreements and other sources for the three-month periods ended June 30, 2006 and 2005 included: $2.8 million and $3.5 million, respectively, related to our collaboration with Pharmion Corporation; and $1.1 million and $1.4 million, respectively, related to umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USASM business. The decrease in Pharmion collaboration related revenues was due to the completion of the April 2003 agreement whereby Pharmion agreed to provide us an aggregate $8.0 million in research funding for further clinical development of THALOMID(R). The agreement, which ended December 31, 2005, required Pharmion to pay us $0.5 million in the three-month period ended June 30, 2005. The three-month period ended June 30, 2005 also included a $20.0 million milestone payment from Novartis for the NDA approval of Focalin(TM) XR and approximately a $0.8 million license fee payment from EntreMed, Inc. related to its licensing of our tubulin inhibitors compounds.

Royalty revenue for the three-month periods ended June 30, 2006 and 2005 included: $16.0 million and $14.3 million, respectively, of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs and FocalinTM XR; $0.3 million and $0.1 million, respectively, of royalties received from Pharmion Corporation on their commercial sales of THALOMID(R); and $0.2 million of other miscellaneous royalties in both periods. The three-month period ended June 30, 2006 also included royalties of $0.4 million related to the S.T.E.P.S.
(R) licensing rights provided to manufacturers of isotretinoin.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the three-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                              June 30,
  (IN THOUSANDS $)                                      2006           2005
--------------------------------------------------------------------------------

  Cost of goods sold                                $     26,799   $     18,196
  Increase from prior year                          $      8,603   $      4,102
  Percentage increase from prior year                     47.3 %           29.1%
  Percentage of net product sales                         15.2 %         17.3 %
================================================================================

Cost of goods sold were higher in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005, primarily due to higher royalties on THALOMID(R) as a result of higher net sales and higher ALKERAN(R) costs. ALKERAN(R) costs increased due to higher per unit costs. Under the ALKERAN(R) supply and distribution agreement with GlaxoSmithKline, or GSK, we are required to purchase certain minimum quantities each year. Purchases made after the minimum quantities have been reached are at a lower purchase price. As a result, ALKERAN(R) costs tend to experience variability depending on the purchase price of the specific units sold during a given period. Cost of goods sold as a percentage of net product sales were lower in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005 primarily due to the impact of REVLIMID(R) sales, which has a much lower per unit costs than THALOMID(R), and price increases implemented since June 30, 2005, partially offset by higher ALKERAN(R) costs, higher gross to net sales accruals and higher royalties on THALOMID(R).

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

Research and development expenses and related percentages for the three-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                              June 30,
  (IN THOUSANDS $)                                      2006           2005
--------------------------------------------------------------------------------

  Research and development expenses                 $     57,018   $     49,028
  Increase from prior year                          $      7,990   $     10,390
  Percentage increase from prior year                       16.3%          26.9%
  Percentage of total revenue                               28.9%          33.6%
================================================================================

Research and development expenses were higher in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005, primarily due to higher clinical research and development expenses, which among other things support multiple Phase II and Phase III programs evaluating REVLIMID(R) across a broad range of hematological cancers, including multiple myeloma, MDS, chronic lymphocytic leukemia and non-Hodgkin's lymphoma; higher medical education expenses, which support educating and training the medical community on MDS and multiple myeloma; and higher expenses to support ongoing development of other compounds such as CC-10004, CC-4047, CC-11006, CC-11050 and CC-401. Included in the three-month period ended June 30, 2006 was share-based compensation expense of $3.4 million resulting from the application of Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payments," or SFAS 123R, which became effective January 1, 2006.

Research and development expenses in the three-month period ended June 30, 2006 consisted of approximately $22.0 million spent on human pharmaceutical clinical programs; $22.7 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $9.4 million spent on biopharmaceutical discovery and development programs; and $2.9 million spent on placental stem cell and biomaterials programs. These expenditures support ongoing clinical progress in multiple proprietary development programs for THALOMID(R) and REVLIMID(R), and for other compounds such as: CC-10004, our lead anti-inflammatory compound, CC-4047, CC-11006, CC-11050, and our kinase and ligase inhibitor programs as well as the placental stem cell program. In the three-month period ended June 30, 2005, approximately $20.6 million was spent on human pharmaceutical clinical programs; $16.7 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $9.2 million was spent on biopharmaceutical discovery and development programs; and $2.5 million was spent on placental stem cell and biomaterials programs.

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

                             Phase I ----- 1-2 years
                             Phase II ---- 2-3 years
                             Phase III --- 2-5 years

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

Selling, general and administrative expenses and related percentages for the three-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                     Three-Month Period Ended
                                                             June 30,
  (IN THOUSANDS $)                                      2006           2005
--------------------------------------------------------------------------------

  Selling, general and administrative expenses      $     82,830   $     41,367
  Increase from prior year                          $     41,463   $     15,645
  Percentage increase from prior year                      100.2%          60.8%
  Percentage of total revenue                               42.0%          28.4%
================================================================================

Selling, general and administrative expenses were $41.5 million higher in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005, and included for the first time share-based compensation expense of $16.9 million resulting from the application of SFAS 123R. Also contributing to the increase were higher commercial expenses primarily related to sales and marketing for REVLIMID(R) in the United States and higher general administrative expenses primarily related to costs incurred in connection with our international expansion in Europe, Japan, Australia and Canada, increased professional and other miscellaneous outside service fees and higher personnel-related expenses.


INTEREST AND OTHER INCOME, NET: Interest and other income, net was $9.5 million for the three-month period ended June 30, 2006 and included interest income and net realized gains on our cash and marketable securities portfolio of $8.5 million and foreign exchange gains of $1.6 million, partially offset by losses recorded for changes in the estimated value of our investment in EntreMed, Inc. warrants of $0.3 million and an other-than-temporary impairment loss on marketable securities available for sale of $0.3 million. Interest and other income, net was $6.7 million for the three-month period ended June 30, 2005 and primarily consists of interest and net realized gains on our cash and marketable securities portfolio.

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

Under the equity method of accounting, we recorded equity losses of $1.4 million and $0.6 million for the three-month periods ended June 30, 2006 and 2005, respectively.

INTEREST EXPENSE: Interest expense was $2.4 million for each of the three-month periods ended June 30, 2006 and 2005 primarily reflects three months of interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

INCOME TAX PROVISION (BENEFIT): The income tax provision for the three-month period ended June 30, 2006 was $26.7 million and reflects an underlying effective tax rate for 2006 of 71%. The income tax provision for the three-month period ended June 30, 2005 was $30.0 million and reflects an underlying effective tax rate of 70%. Our underlying tax rate will continue to exceed the statutory rate for the near term as a result of certain expenses being incurred outside the United States for which no tax benefit can be recorded.

NET INCOME: Net income and per common share amounts for the three-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                      Three-Month Period Ended
                                                              June 30,
  (IN THOUSANDS $)                                      2006           2005
--------------------------------------------------------------------------------

  Net income                                        $      9,608   $     10,846
  Per common share amounts:
       Basic                                        $       0.03   $       0.03
       Diluted                                      $       0.03   $       0.03
  Weighted average number of shares of
     common stock utilized to calculate
     per common share amounts:
       Basic                                             347,696        334,282
       Diluted                                           370,360        352,023
================================================================================

Net income was lower in the three-month period ended June 30, 2006, compared to the three-month period ended June 30, 2005, primarily due to inclusion in the 2006 period of $20.7 million of share-based compensation expense resulting from the application of SFAS 123R, which became effective January 1, 2006. Also contributing to the decrease were higher operating expenses, partially offset by higher revenues of $51.5 million.

RESULTS OF OPERATIONS-
SIX-MONTH PERIOD ENDED JUNE 30, 2006 VS. SIX-MONTH PERIOD ENDED JUNE 30, 2005

TOTAL REVENUE: Total revenue and related percentages for the six-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                      Six-Month Period Ended
                                             June 30,
(IN THOUSANDS $)                        2006           2005          % Change
--------------------------------------------------------------------------------

  Net product sales:
     REVLIMID(R)                    $     95,463   $         --            N/A
     THALOMID(R)                         214,404        182,838           17.3%
     ALKERAN(R)                           22,747         16,858           34.9%
     Focalin(R)                            3,767          2,803           34.4%
     Other                                   263            529          (50.3%)
                                   -----------------------------
  Total net product sales                336,644        203,028           65.8%
  Collaborative agreements
     and other revenue                     7,846         30,950          (74.6%)
  Royalty revenue                         34,590         24,119           43.4%
                                   -----------------------------
  Total revenue                     $    379,080   $    258,097           46.9%
================================================================================

NET PRODUCT SALES:

REVLIMID(R) was approved by the FDA in December 2005 for treatment of MDS in patients with the 5q chromosomal deletion and in June 2006 for treatment in combination with dexamethasone of previously treated multiple myeloma patients. During the six-month period ended June 30, 2006, the majority of dispenses were for the treatment of patients with MDS followed by some use in the treatment of patients with multiple myeloma and a broad range of cancer indications accounted for the remainder of dispenses. Named patient sales outside of the United States totaled 5.5% of REVLIMID(R) net sales during the six-month period ended June 30, 2006.

Supported by the FDA's approval of newly diagnosed multiple myeloma and newly presented data, THALOMID(R) net sales were higher in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005. Price increases implemented as we move towards a cost of therapy pricing structure as opposed to a price per milligram basis also contributed to the increase. Sales volumes decreased due to continued average daily dose declines as well as a slight decrease in the total number of prescriptions. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns and distributor chargebacks. Included in the six-month period ended June 30, 2006 were sales of approximately $5.5 million from our U.K. subsidiary, Celgene U.K. Manufacturing II, Limited, or CUK II, to Pharmion Corporation, compared to sales of $3.0 million for the six-month period ended June 30, 2005.

ALKERAN(R) net sales were higher in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, due to an increase in sales volumes as well as price increases implemented since June 30, 2005(R). Partially offsetting the increase in ALKERAN(R) sales were higher gross to net sales accruals for sales returns and distributor chargebacks. While ALKERAN use in combination therapies for the treatment of hematological diseases continues to grow driven by clinical data reported at major medical conferences around the world, supply disruptions have lead to inconsistent supplies of ALKERAN(R) IV and consequently have resulted in inconsistent end-market buying patterns. These factors may continue to contribute to variability in revenues for the remainder of this year.

Net sales of Focalin(R), which is sold exclusively to Novartis and is dependent on the timing of orders from Novartis for their commercial distribution, were higher in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, due to increased end-market demand.

GROSS TO NET SALES ACCRUALS: Gross to net sales accruals are recorded for sales returns, sales discounts, Medicaid rebates and distributor charge-backs and service fees. Allowance for sales returns are based on the actual returns history for consumed lots and the trend experience for lots where product is still being returned. Sales discounts accruals are based on payment terms extended to customers. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization. Distributor charge-back accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on actual fees paid to wholesale distributors for services provided. See Critical Accounting Policies for further discussion.

Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2006 and 2005, were as follows:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Distributor
                                                              Returns and                   Medicaid    chargebacks
2006                                                           allowances     Discounts      rebates    and services      Total
----------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2005                                 $    5,017    $    1,447    $   20,960    $    6,778    $   34,202
   Allowances for sales made during the quarter                    17,458         8,487        11,827        26,953        64,725
   Allowances for sales made during prior periods                  22,979            --            --            --        22,979
   Credits issued for prior year sales                            (25,021)       (1,479)      (20,261)       (6,314)      (53,075)
   Credits issued for sales during 2006                            (8,796)       (6,703)       (5,301)      (19,788)      (40,588)
                                                              --------------------------------------------------------------------
  Balance at June 30, 2006                                     $   11,637    $    1,752    $    7,225    $    7,629    $   28,243
==================================================================================================================================


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Distributor
                                                              Returns and                   Medicaid    chargebacks
2005                                                           allowances     Discounts      rebates    and services      Total
----------------------------------------------------------------------------------------------------------------------------------
  Balance at December 31, 2004                                 $    9,600    $      837    $    5,534    $    3,721    $   19,692
   Allowances for sales made during the quarter                     9,774         4,901        14,192        14,176        43,043
   Allowances for sales made during prior periods                      --            --            --            --            --
   Credits issued for prior year sales                             (7,102)         (832)       (5,413)       (3,264)      (16,611)
   Credits issued for sales during 2005                            (5,002)       (3,853)       (2,158)       (9,763)      (20,776)
                                                              --------------------------------------------------------------------
  Balance at June 30, 2005                                     $    7,270    $    1,053    $   12,155    $    4,870    $   25,348
==================================================================================================================================

Sales returns allowances increased in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, primarily due to unusually high THALOMID(R) returns from one large retail pharmacy chain. The returns from this customer were the result of efforts to more aggressively manage inventory at its pharmacies, the Company's requirement to purchase full cartons of up to ten sleeves of THALOMID(R) capsules with each order and, S.T.E.P.S.(R) related restrictions, which limited the chain's ability to transfer inventories between its locations. For the past several years, we have experienced sales returns of approximately 4% of sales. As a result of the higher returns activity, we recorded additional allowances, during the six-month period ended June 30, 2006, to increase our reserve to approximately 9% of all estimated THALOMID(R) pharmacy inventories. We introduced single sleeve units, beginning June 7, 2006 (rather than requiring full carton purchases) and we amended our product returns policy to include a product returns handling fee. These measures have been designed to allow customers to more effectively manage their inventories, since they can now order smaller quantities, as well as limit our product returns exposure. Initial third quarter 2006 sales returns activity suggests that the first half of 2006 activity was an isolated event. We will however, continue to monitor the situation and will adjust our sales returns accrual accordingly. Also, contributing to the increase in sales returns allowances, to a lesser extent, were higher returns of expired ALKERAN(R) IV product from one wholesale distributor.

Medicaid rebate allowances decreased in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, primarily due to the impact of the new Medicare, Part D legislation, which became effective January 1, 2006. As a result of the new legislation many patients who had been eligible to receive THALOMID(R) through Medicaid coverage are now covered under Medicare, Part D.

Distributor chargebacks increased in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, primarily due to increased ALKERAN(R) IV sales to certain public health services, or PHS, pricing eligible customers.

OTHER REVENUES: Revenues from collaborative agreements and other sources for the six-month periods ended June 30, 2006 and 2005 included: $5.5 million and $7.1 million, respectively, related to our collaboration with Pharmion Corporation; and $2.3 million and $2.4 million, respectively, related to umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USASM business. The decrease in Pharmion collaboration related revenues was mainly due to the completion of the April 2003 agreement whereby Pharmion agreed to provide us an aggregate $8.0 million in research funding for further clinical development of THALOMID(R). The agreement, which ended December 31, 2005, required Pharmion to pay us $1.0 million in the six-month period ended June 30, 2005. The six-month period ended June 30, 2005 also included a $20.0 million milestone payment from Novartis for the NDA approval of FocalinTM XR, a $0.9 million license fee payment from EntreMed, Inc. related to its licensing of our tubulin inhibitors compounds and a $0.5 million license fee payment from the manufacturers of isotretinoin related to the licensing of our S.T.E.P.S.(R) technology.

Royalty revenue for the six-month periods ended June 30, 2006 and 2005 included:
$33.3 million and $23.5 million, respectively, of royalties received from Novartis on sales of their entire family of Ritalin(R) drugs and Focalin(TM) XR; $0.5 million and $0.2 million, respectively, of royalties received from Pharmion Corporation on their commercial sales of THALOMID(R); and $0.4 million of other miscellaneous royalties in both periods. The six-month period ended June 30, 2006 also included royalties of $0.4 million related to the S.T.E.P.S. (R) licensing rights provided to manufacturers of isotretinoin. The increase in Ritalin(R) and FocalinTM XR royalty revenue was due to increased sales by Novartis in the once-a-day attention deficit disorder market.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the six-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                       Six-Month Period Ended
                                                              June 30,
  (IN THOUSANDS $)                                      2006           2005
                                                    ------------   ------------

  Cost of goods sold                                $     56,943   $     30,800
  Increase from prior year                          $     26,143   $      2,311
  Percentage increase from prior year                       84.9%           8.1%
  Percentage of net product sales                           16.9%          15.2%
================================================================================

Cost of goods sold were higher in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, primarily due to higher royalties on THALOMID(R) as a result of higher net sales and higher ALKERAN(R) costs. ALKERAN(R) costs increased due to higher per unit costs and, to a lesser extent, higher sales volumes. Under the ALKERAN(R) supply and distribution agreement with GSK, we are required to purchase certain minimum quantities each year. Purchases made after the minimum quantities have been reached are at a lower purchase price. As a result, ALKERAN(R) costs tend to experience variability depending on the purchase price of the specific units sold during a given period. Cost of goods sold as a percentage of net product sales were higher in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, primarily due to higher ALKERAN(R) costs, higher gross to net sales accruals and higher royalties on THALOMID(R), partially offset by the impact of REVLIMID(R) sales, which have much lower per unit costs than THALOMID(R) and price increases implemented since June 30, 2005.

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

Research and development expenses and related percentages for the six-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                       Six-Month Period Ended
                                                              June 30,
  (IN THOUSANDS $)                                      2006           2005
--------------------------------------------------------------------------------

  Research and development expenses                 $    111,542   $     89,065
  Increase from prior year                          $     22,477   $     12,699
  Percentage increase from prior year                       25.2%          16.6%
  Percentage of total revenue                               29.4%          34.5%
================================================================================

Research and development expenses were higher in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, primarily due to higher clinical research and development expenses, which among other things support multiple Phase II and Phase III programs evaluating REVLIMID(R) across a broad range of hematological cancers, including multiple myeloma, MDS, chronic lymphocytic leukemia and non-Hodgkin's lymphoma; higher medical education expenses, which support educating and training the medical community on MDS and multiple myeloma; and higher expenses to support ongoing development of other compounds such as CC-10004, CC-4047, CC-11006, CC-11050 and CC-401. Included in the six-month period ended June 30, 2006 was share-based compensation expense of $7.3 million resulting from the application of Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payments," or SFAS 123R, which became effective January 1, 2006.

Research and development expenses in the six-month period ended June 30, 2006 consisted of $41.7 million spent on human pharmaceutical clinical programs; $45.4 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $18.9 million spent on biopharmaceutical discovery and development programs; and $5.5 million spent on placental stem cell and biomaterials programs. These expenditures support ongoing clinical progress in multiple proprietary development programs for THALOMID(R) and REVLIMID(R), and for other compounds such as: CC-10004, our lead anti-inflammatory compound, CC-4047, CC-11006, CC-11050, and our kinase and ligase inhibitor programs as well as the placental stem cell program. In the six-month period ended June 30, 2005, $36.1 million was spent on human pharmaceutical clinical programs; $29.7 million was spent on other human pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $18.1 million was spent on biopharmaceutical discovery and development programs; and $5.2 million was spent on placental stem cell and biomaterials programs.

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

Selling, general and administrative expenses and related percentages for the six-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                       Six-Month Period Ended
                                                              June 30,
  (IN THOUSANDS $)                                          2006           2005
--------------------------------------------------------------------------------

  Selling, general and administrative expenses      $    149,727   $     79,173
  Increase from prior year                                70,554   $     27,515
  Percentage increase from prior year                       89.1%          53.3%
  Percentage of total revenue                               39.5%          30.7%
================================================================================

Selling, general and administrative expenses were $70.6 million higher in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, and included for the first time, share-based compensation expense of $27.2 million resulting from the application of SFAS 123R. Also contributing to the increase were higher commercial expenses primarily related to sales and marketing for REVLIMID(R) launch activities in the United States and higher general administrative expenses primarily related to costs incurred in connection with our international expansion in Europe, Japan, Australia and Canada, increased professional and other miscellaneous outside service fees and higher personnel-related expenses.

INTEREST AND OTHER INCOME, NET: Interest and other income, net was $15.7 million for the six-month period ended June 30, 2006 and included interest income and net realized gains on our cash and marketable securities portfolio of $16.4 million, foreign exchange gains of $3.1 million and other miscellaneous income of $0.1 million, partially offset by losses recorded for changes in the estimated value of our investment in EntreMed, Inc. warrants of $0.3 million and an other-than-temporary impairment loss on marketable securities available for sale of $3.6 million. Interest and other income, net was $5.5 million for the six-month period ended June 30, 2005 and included interest income and net realized gains on our cash and marketable securities portfolio of $12.6 million, partially offset by losses recorded for changes in the estimated value of our investment in EntreMed, Inc. warrants of $6.9 million and foreign exchange losses of approximately $0.2 million.

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

Under the equity method of accounting, we recorded equity losses of $4.5 million and $5.0 million for the six-month periods ended June 30, 2006 and 2005, respectively. Equity losses recorded for the six-month period ended June 30, 2005, included $4.4 million for the value of our investment ascribed to in-process research and development and written-off as of March 31, 2005 (the initial date of the investment).

INTEREST EXPENSE: Interest expense was $4.7 million for each of the six-month periods ended June 30, 2006 and 2005 and primarily reflects six months of interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

INCOME TAX PROVISION (BENEFIT): The income tax provision for the six-month period ended June 30, 2006 was $41.8 million and reflects an underlying effective tax rate for 2006 of 71%, adjusted for tax benefits of approximately $6.1 million primarily related to the resolution of certain tax positions taken on our income tax returns for the tax years 2000 through 2002. The income tax benefit for the six-month period ended June 30, 2005 was $4.2 million and included the one-time benefit from eliminating deferred tax asset valuation allowances totaling $42.6 million as of March 31, 2005. Excluding this benefit, the income tax provision for the six-month period ended June 30, 2005 would have been $38.4 million, which reflects an underlying effective tax rate of 70%. Our underlying tax rate will continue to exceed the statutory rate for the near term as a result of certain expenses being incurred outside the United States for which no tax benefit can be recorded.

NET INCOME: Net income and per common share amounts for the six-month periods ended June 30, 2006 and 2005 were as follows:

--------------------------------------------------------------------------------
                                                        Six-Month Period Ended
                                                               June 30,
  (IN THOUSANDS $)                                        2006           2005
--------------------------------------------------------------------------------

  Net income                                           $    25,632   $    59,060
  Per common share amounts:
       Basic                                           $      0.07   $      0.18
       Diluted                                         $      0.07   $      0.16
  Weighted average number of shares of common stock
     utilized to calculate per common share amounts:
       Basic                                               345,841       332,762
       Diluted                                             369,108       382,444
================================================================================

Net income and per common share amounts were lower in the six-month period ended June 30, 2006, compared to the six-month period ended June 30, 2005, primarily due to inclusion in the 2006 period of $35.5 million of share-based compensation expense resulting from the application of SFAS 123R, which became effective January 1, 2006, and inclusion in the 2005 period of the one-time benefit of $42.6 million recognized from the elimination of deferred tax asset valuation allowances. Also contributing to the decrease were higher operating expenses, partially offset by higher revenues.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES: Net cash used in operating activities was $31.8 million for the six-month period ended June 30, 2006, compared to net cash provided by operating activities of $26.4 million for the six-month period ended June 30, 2005. The decrease was primarily due to higher working capital levels and SFAS 123R requirements to classify excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) as financing cash flows in the Statement of Cash Flows, offset by higher earnings excluding the effects of certain non-cash items including share-based compensation expense totaling $35.5 million recorded in the six-month period ended June 30, 2006 in connection with our adoption of SFAS 123(R) effective January 1, 2006 and the deferred tax benefit recognized in the 2005 period in connection with the reversal of certain deferred tax asset valuation allowances.

   CHANGES IN WORKING CAPITAL ITEMS

   ACCOUNTS RECEIVABLE: Accounts receivable, net increased $6.5 million during the six-month period ended June 30, 2006 as a result of higher net sales. Our days of sales outstanding, or DSO, at June 30, 2006 improved by approximately 17 days compared to the DSO at December 31, 2005. The decrease in our DSO was primarily due to the timing of collections at certain large customers.

   INVENTORY: Inventory increased $11.1 million during the six-month period ended June 30, 2006, primarily due to an increase in ALKERAN(R) inventories resulting from the timing of our purchases from GSK. REVLIMID(R) and THALOMID(R) inventories also increased, but to a lesser extent. The increase in REVLIMID(R) inventories was related to initial stocking in connection with the product launch as well as, the manufacture of validation lots needed to qualify secondary manufacturers. The increase in THALOMID(R) inventories was related to the introduction of single sleeve selling units so that customers can more effectively manage their inventory levels.

   OTHER OPERATING ASSETS: Other operating assets increased $50.4 million during the six-month period ended June 30, 2006 primarily due to an increase in prepaid expenses, miscellaneous other receivables and in the amounts due from Novartis under the FOCALIN(R) license agreement. Prepaid expenses increased primarily due to higher prepaid insurance amounts and the inclusion of $33.3 million of prepaid taxes. Miscellaneous other receivables increased primarily due to timing differences related to amounts outstanding in connection with employee stock option exercises.

   ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES: Accounts payable, accrued expenses and other liabilities decreased $9.3 million for the six-month period ended June 30, 2006 primarily due to timing differences related to employee tax withholdings and an increase in the gross to net sales accruals. Additionally effecting cash usage is the payment of employee withholding taxes associated with the exercise of certain stock options which allow the employee to pay the exercise price and minimum withholding taxes by tendering mature shares. From a cash flow perspective, these transactions results in the use of cash, since the Company pays the minimum withholding tax.

   However, from a balance sheet perspective, the payment of the minimum withholding taxes is offset by a corresponding transaction to record treasury stock for the tendered shares.

   INCOME TAXES PAYABLE: Income taxes payable increased $23.4 million during the six-month period ended June 30, 2006 and reflects a current provision for income taxes of $57.1 million and the reclassification of approximately $9.8 million of prepaid taxes to other current assets, offset by the tax benefit on stock option exercises of $43.5 million.

INVESTING ACTIVITIES: Net cash used in investing activities was $60.2 million for the six-month period ended June 30, 2006, compared to net cash used in investing activities of $128.0 million for the six-month period ended June 30, 2005. Included in the six-month period ended June 30, 2006 were cash outflows of $17.4 million for capital expenditures, $40.2 million for net purchases of marketable securities available for sale, $2.0 million for an additional investment made in EntreMed, Inc. ($1.4 million investment in EntreMed common stock and $0.6 million investment in EntreMed warrants) and $0.6 million for the purchase of other non-marketable investment securities. Included in the six-month period ended June 30, 2005 were cash outflows of $9.1 million for capital expenditures, $8.4 million for working capital adjustments and acquisition costs related to our October 2004 acquisition of Penn T Limited, $100.0 million for net purchases of marketable securities available for sale and $10.5 million for the exercise of warrants to purchase 7,000,000 shares of EntreMed common stock. The increase in capital expenditures is due to our on-going international expansion, particularly the construction of a manufacturing facility in Neuchatel, Switzerland as well as, on-going expansion at our corporate headquarters in Summit, New Jersey.

FINANCING ACTIVITIES: Net cash provided by financing activities was $86.2 million for the six-month period ended June 30, 2006, compared to net cash provided by financing activities of $22.7 million for the six-month period ended June 30, 2005. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Cash received from stock option exercises for the six-month period ended June 30, 2006 was $45.9 million and the excess tax benefit recognized was $40.3 million. Cash received from stock option exercises for the six-month period June 30, 2005 was $22.7 million. Pursuant to SFAS 123R tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather shall continue to be presented as operating cash flows.

We expect increased research and product development costs, clinical trial costs, expenses associated with the regulatory approval process, international expansion costs and commercialization of products and capital investments. However, existing cash, cash equivalents and marketable securities available for sale, combined with cash received from expected net product sales and revenues from various research, collaboration and royalties agreements are expected to provide sufficient capital resources to fund our operations for the foreseeable future.

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

The following table sets forth our contractual obligations as of June 30, 2006 by contractual due dates:

--------------------------------------------------------------------------------------------------------------
                                                        Contractual Due Dates
                                            Less Than        1-3           3-5        More Than
(IN MILLIONS $)                              1 Year         Years         Years        5 Years        Total
--------------------------------------------------------------------------------------------------------------
  Convertible notes obligation             $       --    $    400.0    $       --    $       --    $    400.0

  Operating leases                                4.4           6.1           5.3           2.9          18.7

  ALKERAN(R) agreements                           0.6          67.3            --            --          67.9
  Other contract commitments                      3.6           6.5           1.0            --          11.1
                                          --------------------------------------------------------------------
  Total                                    $      8.6    $    479.9           6.3    $      2.9    $    497.7
==============================================================================================================


CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our critical accounting policies are disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operation section of our Annual Report on Form 10-K for the year ended December 31, 2005. The significant changes and or expanded discussion of such critical accounting policies are contained herein:

REVENUE RECOGNITION ON COLLABORATION AGREEMENTS: We have formed collaborative research and development agreements and alliances with other pharmaceutical and bio-technology companies. These agreements are in the form of research and development and license agreements. The agreements are for both early- and late-stage compounds and are focused on specific disease areas. For the early-stage compounds, the agreements are relatively short-term agreements that are renewable depending on the success of the compounds as they move through preclinical development. The agreements call for nonrefundable upfront payments, milestone payments on achieving significant milestone events, and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the compound receives FDA marketing approval.

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

Under arrangements where the license fees and research and development activities can be accounted for as a separate unit of accounting, nonrefundable upfront license fees are deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is nonrefundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and, (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with achievement of the milestone. If any of these conditions are not met, we would recognize a proportionate amount of the milestone payment upon receipt as revenue that correlates to work already performed and the remaining portion of the milestone payment will be deferred and recognized as revenue as we complete our performance obligations.

GROSS TO NET SALES ACCRUALS FOR SALES RETURNS, MEDICAID REBATES AND CHARGEBACKS:
Our gross to net sales accruals are primarily driven by sales of THALOMID(R). THALOMID(R) is distributed under our S.T.E.P.S.(R), or System for Thalidomide Education and Prescribing Safety, distribution program. Among other things, S.T.E.P.S.(R), which is a proprietary comprehensive education and risk-management distribution program, requires prescribers, patients and dispensing pharmacies to participate in a registry and an order cannot be filled unless the physician, patient and pharmacy have all obtained an appropriate registration number. Automatic refills are not permitted under the program. Each prescription may not exceed a 28-day supply and a new prescription is required with each order.

Although we invoice through traditional pharmaceutical wholesalers, all THALOMID(R) orders are drop-shipped directly to the prescribing pharmacy overnight. Wholesaler stocking of this product is prohibited. In addition, we do not offer commercial discounts on our products to pharmacies or hospitals and, therefore, have no commercial distributor chargebacks. Our chargebacks result from the difference between the wholesaler price and the lower federal ceiling price available to federally funded healthcare providers, such as Veterans Affairs and the U.S. Department of Defense.

SALES RETURN: We base our sales returns accrual, which primarily relates to THALOMID(R) sales returns, on actual returns history and the trend experience for lots where product is still being returned. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining current sales return accruals. We do not use information from external sources in estimating our product returns. The requirements under our S.T.E.P.S.(R) distribution process make factors other than the historical experience less significant when estimating our sales returns accruals for THALOMID(R). As indicated above, THALOMID(R) is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. Consequently, the product return exposure normally associated with traditional pharmaceutical product distribution channels is not applicable to us. In addition, since THALOMID(R) has a relatively long shelf life, typically two years, short-dated inventory has not historically been an issue. The impact that external factors such as price changes from competitors and introductions of new and generic competing products could have on our sales returns accruals is highly judgmental and difficult to quantify. Our sales returns have not been impacted thus far by such external factors; however we continue to monitor such factors. Our sales returns and allowances accruals were $21.3 million, $16.3 million and $12.7 million in 2005, 2004 and 2003, respectively, which equates to an accrual rate of 3.9%, 4.2% and 4.5% of gross product sales in each of the three respective years. A 10% change in our returns rate would have resulted in a $2.1 million decrease in our 2005 reported revenue.

MEDICAID REBATES: The Medicaid rebate formula, which is established by the Center for Medicare and Medicaid Services, provides for price increases based on increases in the Consumer Price Index-All Urban Consumers, or CPI-U. Price increases in excess of the allowable increase results in a higher unit rebate amount, or URA. Our Medicaid rebate accruals are computed using the Medicaid URA, as determined under the Medicaid rebate formula, applied to the estimated Medicaid dispense quantities. Actual Medicaid dispense quantities are reported by individual states on a 45-60 day quarter-end lag. Differences in Medicaid rebate accruals resulting from differences in the estimated Medicaid dispense quantities and actual Medicaid dispense quantities are adjusted in the following period. As a result of THALOMID(R) price increases in excess of allowable amounts, the Medicaid URA and consequently the Medicaid rebate accrual for 2006 increased as a percentage of gross product sales, as compared to the accrual for 2005.

DISTRIBUTOR CHARGEBACKS: As indicated above, we do not offer commercial discounts on our products to pharmacies or hospitals and, therefore, have no commercial distributor chargebacks. Our distributor chargebacks result from the difference between the wholesaler price and the lower federal ceiling price, or FCP, available to federally funded healthcare providers, such as Veteran Affairs and the U.S. Department of Defense. Under our S.T.E.P.S.(R) distribution program, we can determine which pharmacies are eligible for the lower FCP pricing and, therefore, we record the actual chargeback allowance amount at the time of sale. Like the Medicaid URA calculation, which is impacted by price increases in excess of the allowable amount, the FCP is further reduced for price increases in excess of allowable CPI-U increases and, as in the case of Medicaid rebate accruals, the THALOMID(R) price increases in excess of allowable amounts has resulted in higher distributor chargeback accruals in 2006, as compared to 2005.

OTHER GROSS TO NET SALES ACCRUALS: We record sales discounts accruals based on payment terms extended to customers and we record distributor services accruals based on actual fees paid to wholesale distributors for services provided.

SHARE-BASED COMPENSATION: We adopted the provisions of SFAS 123R effective January 1, 2006, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates by management including the expected forfeiture rate and expected term of the options. Management also makes decisions regarding the method of calculating the expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date (see Note 7 to the Consolidated Financial Statements included in this quarterly report for additional information).

OTHER-THAN-TEMPORARY IMPAIRMENTS OF AVAILABLE-FOR-SALE MARKETABLE SECURITIES: A decline in the market value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security established. The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment on our part and requires consideration of available quantitative and qualitative evidence in evaluating the potential impairment. Our marketable securities consist primarily of debt securities whose fair value is affected by interest rate and credit rating changes. The fair value of certain debt securities were negatively impacted by interest rate increases during 2006. If the cost of an investment exceeds its fair value, factors evaluated to determine whether the investment is other-than-temporarily impaired include: significant deterioration in the issuer's earnings performance, credit rating, asset quality, business prospects of the issuer, adverse changes in the general market conditions in which the issuer operates, length of time that the fair value has been below our cost, our expected future cash flows from the security and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Assumptions associated with these factors are subject to future market and economic conditions, which could differ from our assessment. During 2006, we determined that certain securities had sustained an other-than-temporary impairment and, as a result, during the three- and six-month periods ended June 30, 2006, we recognized impairment losses which were recorded in interest and other income, net of $0.3 million and $3.6 million, respectively.

INVESTMENT IN AFFILIATED COMPANY: On March 31, 2005, we exercised warrants to purchase 7,000,000 shares of EntreMed, Inc. common stock and, since we also hold 3,350,000 shares of EntreMed voting preferred shares convertible into 16,750,000 shares of common stock, we determined that we have significant influence over EntreMed and began applying the equity method of accounting to our common stock investment effective March 31, 2005. On February 2, 2006 we invested an additional $2.0 million in EntreMed in a private-placement transaction for which we received an additional 864,864 shares of EntreMed common stock and 432,432 warrants. The value ascribed to the equity investment was $1.4 million with the remaining $0.6 million assigned to the warrants, which are being accounted for at fair value with changes in fair value recorded through earnings.

The investment in EntreMed had a carrying value of approximately $13.9 million at June 30, 2006, which is above the estimated fair value of our 7,864,864 shares of EntreMed common stock by approximately $0.9 million based on the closing share price of EntreMed common stock on June 30, 2006.

The investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If the investment is determined to have sustained an other-than-temporary decline in value, the investment will be written-down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that we considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. We evaluate information that we are aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists. Based on a review conducted during the quarter ended June 30, 2006, it was determined that a write-down in our investment in EntreMed was not required.

ACCOUNTING FOR LONG-TERM INCENTIVE PLANS: In 2003, we established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives, and payable only if employed at the end of the performance cycle. The 2004 performance cycle, or the 2006 Plan, began on January 1, 2004 and will end on December 31, 2006; the 2005 performance cycle, or the 2007 Plan, began on January 1, 2005 and will end on December 31, 2007; and the 2006 performance cycle, or the 2008 Plan, which will end on December 31, 2008.

Performance measures for all Plans are based on the following components: 25% on earnings per share, 25% on net income and 50% on revenue. Payouts for the 2007 and 2008 Plans may be in the range of 0% to 200% of a certain percent of a participant's salary, while the payout range for the 2006 plan is 0% to 150%. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control.

Assuming achievement of 100% of the established targets or threshold, the aggregate payout under the Plans would be $8.0 million and the maximum aggregate payout under the Plans is $14.6 million. We accrue the long-term incentive liability over each three-year cycle. At June 30, 2006, the recorded liability for the long-term incentive plans was $5.7 million.

Accruals recorded for the LTIP entail making certain assumptions concerning future earnings per share, net income and revenues, the actual results of which could be materially different than the assumptions used. Accruals for the LTIP are reviewed on a regular basis and revised accordingly so that the liability recorded reflects updated estimates of future payouts. In estimating the accruals management considers actual results to date for the performance period, expected results for the remainder of the performance period, operating trends, product development, pricing and competition.


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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. Our investments are also subject to interest rate risk and will decrease in value if market interest rates increase. We do not use derivative instruments for trading purposes. At June 30, 2006, our market risk sensitive instruments consisted of a foreign currency denominated forward contract, marketable securities available-for-sale, other equity investments and unsecured convertible notes issued by us.

FOREIGN CURRENCY DENOMINATED FORWARD CONTRACT: We may periodically utilize foreign currency denominated forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency. At June 30, 2006, we were party to a foreign currency forward contract to buy U.S. dollars and sell Swiss francs for a notional amount of $128.5 million. The forward contract expires on October 11, 2006 and is an economic hedge of a U.S. dollar payable of a Swiss foreign entity, which is re-measured through earnings each period based on changes in the spot rate. The fair value of the forward contract at June 30, 2006 was a net loss of approximately $0.9 million and was recorded in accrued expenses with the change in fair value recorded in current year's earnings. Assuming that the June 30, 2006 exchange rates between the U.S. dollar and the Swiss franc were to adversely change by a hypothetical ten percent, the change in the fair value of the contract would decrease by approximately $15.1 million. However, since the contract hedges foreign currency payables, any change in the fair value of the contracts would be offset by a change in the underlying value of the hedged item.

MARKETABLE SECURITIES AVAILABLE FOR SALE: At June 30, 2006, our marketable securities available for sale consisted of U.S. treasury securities, government-sponsored agency securities, auction rate notes, mortgage-backed obligations, corporate debt securities, other asset-backed securities and 1,939,600 shares of Pharmion Corporation common stock. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended for use in meeting our ongoing liquidity needs. Marketable securities with original maturities of three months or less when purchased are generally classified as cash equivalents. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of all debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and other income, net. During 2006, we determined that certain securities had sustained an other-than-temporary impairment due to a reduction in its future estimated cash flow and, as a result, during the three- and six-month periods ended June 30, 2006, we recognized impairment losses of $0.3 million and $3.6 million, respectively.

As of June 30, 2006, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

------------------------------------------------------------------------------------------------------------------
                                                            Duration
                              ----------------------------------------------------------------------
                               Less Than 1      1 to 3        3 to 5        5 to 7        Over 7
 (IN THOUSANDS $)                 Year          Years         Years         Years          Years         Total
------------------------------------------------------------------------------------------------------------------
 Principal amount             $   381,029    $   70,254    $ 203,580     $   30,500      $  2,900      $688,263
 Fair value                   $   379,991    $   69,755    $ 186,331     $   29,693      $  2,813      $668,583
 Average interest rate               4.8%          5.0%         4.4%           2.8%         N/A            4.6%

PHARMION COMMON STOCK: At June 30, 2006, we held a total of 1,939,600 shares of Pharmion Corporation common stock, which had an estimated fair value of approximately $33.0 million (based on the closing price reported by the National Association of Securities Dealers Automated Quotations, or NASDAQ system) and, which exceeded the cost by approximately $12.8 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion's common stock quoted market price will have a similar percentage increase or decrease in the fair value of our investment.

INVESTMENT IN AFFILIATED COMPANIES: At June 30, 2006, we held 7,864,864 shares of EntreMed, Inc. common stock to which we are applying the equity method of accounting. The investment in EntreMed had a carrying value of approximately $13.9 million at June 30, 2006, which is above the estimated fair value of our 7,864,864 shares of EntreMed common stock by approximately $0.9 million based on the closing share price of EntreMed common stock on June 30, 2006. Under the equity method, the investment is reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. See our discussion of Critical Accounting Policy contained in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation for factors that are considered in determining whether an other-than-temporary decline in value has occurred.

We also hold warrants to purchase an additional 432,432 shares of EntreMed common stock at a conversion price of $2.3125 per warrant. The warrants are being accounted for at fair value with changes in fair value recorded through earnings. At June 30, 2006, the warrants had a fair value of $0.4 million and are classified in other non-current assets. Since the warrants give us the right, but not an obligation, to purchase the shares of EntreMed common stock, the fair value of the warrants can never fall below zero and, the maximum cumulative charge is $0.6 million, which is fair value of the warrants, computed using the Black-Scholes model, on February 2, 2006, or the date of the investment.

CONVERTIBLE DEBT: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock, or a conversion rate of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of our common stock of $8.075 per share, after adjusting prices for the two-for-one stock splits affected on February 17, 2006 and October 22, 2004. Under the terms of the purchase agreement, the noteholders can convert the outstanding notes at any time into an aggregate 33,020,957 shares of common stock at the conversion price. In addition, the noteholders have the right to require us to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change," in the indenture governing the notes. We registered the notes and common stock issuable upon conversion of the notes with the Securities and Exchange Commission, and are required to use reasonable best efforts to keep the related registration statement effective for the defined period. Subsequent to the June 2003 issuance date, an immaterial amount of principal was converted into common stock.

At June 30, 2006, the fair value of our convertible notes exceeded the carrying value of $400.0 million by approximately $1.1 billion, which we believe reflects the increase in the market price of our common stock to $47.43 per share as of June 30, 2006. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.


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

Item 3.      Defaults Upon Senior Securities                            -   None

Item 4.      Submission of Matters to a Vote of Security Holders

   The Company held its Annual Meeting of Stockholders on June 14, 2006. At this meeting stockholders of the Company were asked to elect ten directors, approve an amendment to our 1998 Stock Incentive Plan to increase the number of shares of common stock that may be subject to awards from 62,000,000 to 84,000,000, remove the limit on the number of shares of our Common Stock which may be subject to awards of restricted stock and performance-based awards denominated in shares of our Common Stock under the 1998 Stock Incentive Plan, provide that each share of our Common Stock subject to awards of restricted stock or performance-based awards denominated in shares of common stock under the 1998 Stock Incentive Plan be counted as 1.6 shares against the Share Limit and to ratify the appointment of KPMG LLP as our registered public accounting firm for the fiscal year ending December
   31, 2006. All ten nominated directors were elected, the amendments to our 1998 Stock Incentive Plan were approved and the proposal regarding the appointment of KPMG LLP as auditors was approved. The election of directors and other proposals were approved by the following votes:

          A. Election of Directors:
                                                          Number of Shares
                                                          ----------------
             Name                                      For             Withheld
             ----                                      ---             --------
             John W. Jackson                       298,477,070         4,643,634
             Sol J. Barer, Ph.D                    298,469,470         4,651,234
             Robert J. Hugin                       296,158,550         6,962,154
             Jack L. Bowman                        292,213,685        10,907,019
             Michael D. Casey                      291,407,023        11,713,681
             Rodman L. Drake                       301,490,983         1,629,721
             Arthur Hull Hayes, Jr., M.D           298,132,015         4,988,689
             Gilla Kaplan, Ph.D                    301,115,554         2,005,150
             Richard C.E. Morgan                   289,179,274        13,941,430
             Walter L. Robb, Ph.D                  298,015,926         5,104,778

          B. Amendment to our 1998 Stock Incentive Plan:

                                            Number of Shares
                                            ----------------
                              For                  Against             Abstained
                              ---                  -------             ---------
                              196,095,782          42,657,838          254,197

          C. Appointment of KPMG LLP as auditors:

                                            Number of Shares
                                            ----------------
                              For                  Against             Abstained
                              ---                  -------             ---------
                              299,699,295          1,727,888           253,954

Item 5.      Other Information                                          -   None

Item 6.      Exhibits


             10.1 1998 Stock Incentive Plan, Amended and Restated as of April 19, 2006

             10.2      Amendment No. 2 to the 1998 Stock Incentive Plan

             31.1 Certification by the Company's Chief Executive Officer dated August 9, 2006.

             31.2 Certification by the Company's Chief Financial Officer dated August 9, 2006.

             32.1 Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2006.

             32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350 dated August 9, 2006.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CELGENE CORPORATION



  DATE  August 9, 2006             By:   /s/Robert J. Hugin
        -----------------------          ---------------------------------------
                                          Robert J. Hugin
                                          President, Chief Operating Officer and
                                          Chief Financial Officer



  DATE  August 9, 2006             By:   /s/James R. Swenson
        -----------------------          ---------------------------------------
                                          James R. Swenson
                                          Controller