Form 10-K
period 2006-12-31
CELGENE CORP /DE/
filed 2007-02-27
CIK 816284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2006

                                       OR

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

        Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes |X| No |_|

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes |_| No |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer or a non-accelerated filer (as defined in 12b-2 of the Act).

         Large accelerated  |X|  Accelerated  |_|  Non-accelerated  |_|

      Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act).

                                 Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant's most recently completed second quarter, was $16,617,642,008 based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date. There were 377,552,772 shares of Common Stock outstanding as of February 22, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

      The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:

      Part III, Item 10, Directors, Executive Officers and Corporate Governance;
      Part III, Item 11, Executive Compensation;
      Part III, Item 12, Security Ownership of Certain Beneficial Owners and
                          Management and Related Stockholder Matters;
      Part III, Item 13, Certain Relationships and Related Transactions, and
                          Director Independence;
      Part III, Item 14, Principal Accountant Fees and Services.

                               CELGENE CORPORATION
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
                                -----------------

ITEM NO.                                                                    PAGE
--------                                                                    ----
                                     Part I

 1.   Business                                                                 1
 1A.  Risk Factors                                                            18
 1B.  Unresolved Staff Comments                                               33
 2.   Properties                                                              33
 3.   Legal Proceedings                                                       34
 4.   Submission of Matters to a Vote of
         Security Holders                                                     35
                                     Part II

 5.   Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    36
 6.   Selected Financial Data                                                 38
 7.   Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     39
 7A.  Quantitative and Qualitative Disclosures About Market Risk              57
 8.   Financial Statements and Supplementary Data                             60
 9.   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                               60
9A.   Controls and Procedures                                                 60
9B.   Other Information                                                       64

                                    Part III

10.   Directors, Executive Officers and Corporate Governance
         Registrant                                                           64
11.   Executive Compensation                                                  64
12.   Security Ownership of Certain Beneficial
         Owners and Management and Related Stockholder Matters                64
13.   Certain Relationships and Related Transactions,
         and Director Independence                                            64
14.   Principal Accountant Fees and Services                                  64

                                     Part IV

15.   Exhibits and Financial Statement Schedules                              65
      Signatures                                                              72

                                     PART I

ITEM 1. BUSINESS

We are a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our lead products are:
REVLIMID(R) (lenalidomide), which was approved by the U.S. Food and Drug Administration, or FDA, in June 2006 for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy and, in December 2005 for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities; and, THALOMID(R) (thalidomide), which gained FDA approval in May 2006 for treatment in combination with dexamethasone of newly diagnosed multiple myeloma patients and which is also approved for the treatment and suppression of cutaneous manifestations of erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. The sales growth of REVLIMID(R) and THALOMID(R) has enabled us to make substantial investments and advancements in our product pipeline as well as in our commercial capabilities. Our broad portfolio of drug candidates in our product pipeline includes IMiDs(R) compounds, which are proprietary to us and have demonstrated certain immunomodulatory and other biologically important properties. We believe that the commercial potential of REVLIMID(R) and THALOMID(R), the depth of our product pipeline, near-term regulatory activities, geographic/international market expansion and clinical data reported both at major medical conferences and in peer-reviewed publications provide the catalysts for continued growth.

We are dedicated to innovative research and development designed to bring new therapies to market. We are involved in research in several scientific areas that may deliver proprietary next-generation therapies, such as intracellular signaling, immunomodulation and placental stem cell research. The therapies (drugs and cell therapies) we develop are designed to treat life-threatening diseases or chronic debilitating conditions where patients are poorly served by current therapies. Building on our growing knowledge of the biology underlying hematological and solid tumor cancers and immune-inflammatory diseases, we are investing in a range of innovative therapeutic programs that are investigating ways to treat chronically managed diseases by targeting the disease source through multiple mechanisms of action.

For the year ended December 31, 2006, we had total revenues and net income of $898.9 million and $69.0 million, respectively. At December 31, 2006, we had an accumulated deficit of $101.8 million.

ACQUISITIONS

In December 2002, we acquired Anthrogenesis Corp., d/b/a Celgene Cellular Therapeutics, a privately held New Jersey-based biotherapeutics company and cord blood banking business, which is developing the technology for the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. Celgene Cellular Therapeutics, or CCT, now operates as a wholly owned subsidiary of Celgene Corporation.

In October 2004, we acquired all of the outstanding shares of Penn T Limited, the UK-based global supplier of THALOMID(R). This acquisition expanded our corporate capabilities and enabled us to control manufacturing for THALOMID(R) worldwide. Through manufacturing contracts acquired in this purchase, we also increased our participation in the potential growth of THALOMID(R) revenues in key international markets.

In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility from Siegfried Ltd. and Siegfried Dienste AG (together "Siegfried") located in Zofingen, Switzerland. The manufacturing facility has the capability to produce multiple drug substances and initially will be used to produce REVLIMID(R) API to supply global markets. The facility may also be used to produce drug substance for our future drugs and drug candidates. This asset acquisition expands our manufacturing capabilities and furthers our objective to strategically control the production of REVLIMID(R) worldwide.

COMMERCIAL STAGE PROGRAMS

Our commercial programs include pharmaceutical product sales of REVLIMID(R), THALOMID(R), ALKERAN(R) and sales of FOCALIN(TM) to Novartis Pharma AG, or Novartis; a licensing agreement with Novartis which entitles us to royalties on FOCALIN XR(TM) and the entire RITALIN(R) family of drugs; a licensing and product supply agreement with Pharmion Corporation for its sales of thalidomide; and sales of bio-therapeutic products and services through our Cellular Therapeutics subsidiary.

REVLIMID(R) (LENALIDOMIDE): REVLIMID(R) is an oral immunomodulatory drug approved by the FDA for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. Multiple myeloma is the second most common blood cancer in the United States affecting approximately 50,000 people. About 14,600 new cases of multiple myeloma are diagnosed each year and about 12,000 Americans are expected to die each year of multiple myeloma. REVLIMID(R) is also approved for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. REVLIMID(R) is distributed primarily through contracted pharmacies under the RevAssist(R) program, which is a proprietary risk-management distribution program tailored specifically to help ensure to the maximum extent possible the safe use of REVLIMID(R).

REVLIMID(R) continues to be evaluated in clinical trials as a potential treatment for hematological cancers that affect more than 1,000,000 patients worldwide. There are more than 75 clinical trials currently evaluating REVLIMID(R) either alone or in combination with one or more other therapies in the treatment of a broad range of debilitating diseases, including multiple myeloma, MDS, chronic lymphocytic leukemia, or CLL, non-Hodgkin's lymphoma, or NHL, other hematological and solid tumor cancers and other inflammatory and immunological diseases. The most advanced of these studies include Phase III and Phase II trials evaluating REVLIMID(R) across a broad range of hematological cancers, including multiple myeloma, MDS, CLL and NHL.

Current efforts directed towards gaining additional regulatory approvals of REVLIMID(R) include our Marketing Authorization Application, or MAA, currently under review by the European Medicines Agency, or EMEA, submitted in February 2006 for treatment of patients with relapsed or refractory multiple myeloma and in October 2005 for the treatment of patients with low- to intermediate-1-risk MDS associated with a deletion 5q cytogenetic abnormality with or without additional abnormalities. REVLIMID(R) has been designated as an Orphan Medicinal Product in the European Union, or EU, for the treatment of multiple myeloma and MDS. Also, REVLIMID received orphan drug designation from the FDA for the treatment of CLL. REVLIMID(R) is currently being made available to patients in the EU under a Named Patient Program, or NPP, which is a compassionate use program where specially trained doctors can prescribe REVLIMID(R) to patients suffering from either of the two indications accepted by the EMEA for review.

THALOMID(R) (THALIDOMIDE): THALOMID(R) was approved by the FDA in May 2006 in combination with dexamethasone for the treatment of newly diagnosed multiple myeloma. THALOMID(R) had been previously approved, since July 1998, for the acute treatment of cutaneous manifestations of moderate to severe ENL and as maintenance therapy for prevention and suppression of the cutaneous manifestation of

ENL recurrence. ENL is an inflammatory complication of leprosy and although leprosy is relatively rare in the United States, the disease afflicts millions worldwide. ENL occurs in about 30% of leprosy patients and is characterized by skin lesions, acute inflammation, fever and anorexia.

We developed S.T.E.P.S.(R), or "SYSTEM FOR THALIDOMIDE EDUCATION AND PRESCRIBING SAFETY," which is a proprietary strategic comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID(R). Among other things, S.T.E.P.S.(R) requires prescribers, patients and dispensing pharmacies to participate in a registry and an order cannot be filled unless the physician, patient and pharmacy have been registered, trained and meet all qualification criteria. Through the use of our S.T.E.P.S. program, more than 150,000 U.S. patients have accessed the clinical benefit of THALOMID(R) since its market introduction in September 1998.

ALKERAN(R): In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN(R) (melphalan) in all dosage forms in the United States under the Celgene label. ALKERAN(R) is approved by the FDA for the palliative treatment of multiple myeloma and of carcinoma of the ovary. ALKERAN(R) use in combination with other therapies for the treatment of hematological diseases continues to grow, driven by clinical data reported at major medical conferences around the world. Under the terms of the agreement, we purchase ALKERAN(R) tablets and ALKERAN(R) for injection from GSK and distribute the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities of ALKERAN(R) each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009.

RITALIN(R) FAMILY OF DRUGS: In April 2000, we licensed to Novartis the worldwide rights (excluding Canada) to FOCALIN(TM) and FOCALIN XR(TM), the extended release version, in exchange for milestone payments, a product supply agreement under which we sell FOCALIN(TM) exclusively to Novartis and royalties on FOCALIN XR(TM) and the entire RITALIN(R) family of drugs. We have retained the exclusive commercial rights to FOCALIN(TM) and FOCALIN XR(TM) for oncology-related disorders. FOCALIN(TM) was approved by the FDA in November 2001 for the treatment of attention deficit hyperactivity disorder, or ADHD, in children and adolescents and FOCALIN XR(TM) was later approved by the FDA in May 2005 for the treatment of ADHD in adults, adolescents and children.

We developed FOCALIN(TM), which is formulated by isolating the active d-isomer of methylphenidate using advanced single-isomer chemistry technology (isomers are any of two or more chemical substances that are composed of the same elements in the same proportions but can differ in properties because of differences in the arrangement of atoms). FOCALIN(TM), which provides favorable tolerability and dosing flexibility at half the dose of RITALIN(R), contains only the more active isomer responsible for the effective management of the symptoms of ADHD.

PRECLINICAL- AND CLINICAL-STAGE PIPELINE:

Our preclinical- and clinical-stage pipeline of new drug candidates, in addition to our cell therapies, is highlighted by multiple classes of small molecule, orally administered therapeutic agents designed to selectively regulate disease-associated genes and proteins. The drug candidates in our pipeline are at various stages of preclinical and clinical development. Successful results in preclinical or Phase I/II clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug candidate.

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

      o     PHASE II CLINICAL TRIALS

      In Phase II clinical trials, studies are conducted on a limited number of patients with the targeted disease. An initial evaluation of the drug's effectiveness on patients is performed and additional information on the drug's safety and dosage range is obtained.

      o     PHASE III CLINICAL TRIALS

      This phase typically includes controlled multi-center trials and involves a larger target patient population to ensure that study results are statistically significant. During the Phase III clinical trials, physicians monitor patients to determine efficacy and to gather further information on safety.

IMIDS(R): IMiDs(R) compounds are proprietary novel small molecule, orally available compounds that modulate the immune system and other biologically important targets through multiple mechanisms of action. We have marketed REVLIMID(R) (CC-5013) and have advanced two other IMiDs(R) compounds into clinical development, CC-4047 and CC-11006. Additional compounds, including CC-10015, are in preclinical development.

Our IMiDs(R) compounds are covered by an extensive and comprehensive intellectual property estate of U.S. and foreign-issued patents and pending patent applications including composition-of-matter, use and other patents and patent applications.

      CC-4047: is one of the most potent IMiDs(R) compounds that we are developing. We are evaluating Phase II trials to determine CC-4047's potential efficacy as an oral therapy for a range of oncology and potentially non-oncology uses, including myelofibrosis, multiple myeloma and solid tumor cancers. CC-4047 and REVLIMID(R) have different activity profiles, leading us to evaluate CC-4047 in additional indications.

      CC-11006: is another molecule with activities distinct from those of REVLIMID(R) and CC-4047. Following successful completion of Phase I human clinical trials, we are currently evaluating conditions where this profile will have best therapeutic application including MDS.

ORAL ANTI-INFLAMMATORY AGENTS: Our anti-inflammatory program is focused on providing an oral approach for treating chronic inflammatory diseases. CC-10004, our lead investigational drug in this class, is an orally available small molecule that inhibits PDE-4, resulting in the inhibition of multiple pro-inflammatory mediators, including TNF-(alpha). Early stage studies in healthy human volunteers found CC-10004 to be safe and well-tolerated with good bioavailability and pharmacokinetics. Based upon promising results from a pilot study in psoriasis, CC-10004 is currently under evaluation in Phase II proof-of-principle clinical trials for psoriasis and psoriatic arthritis to position this candidate for subsequent trials in a number of chronic inflammatory diseases.

ANTI-PROLIFERATIVES: CC-8490 has completed Phase I clinical trials in glioblastoma, an aggressive form of brain cancer, and is positioned for potential subsequent studies. A follow-on compound in the same class, CC-0227113, which has broad anti-tumor activity, is at the preclinical stage of development.

KINASE INHIBITORS: Celgene Research San Diego has generated valuable intellectual property in the identification of kinases that regulate pathways critical in inflammation and oncology. The Celgene kinase inhibitor platform includes inhibitors of the c-Jun N-terminal kinase, or JNK, pathway, and inhibitors of the NFkB pathway. The JNK inhibitor, CC-401, has successfully completed a Phase I trial in healthy volunteers and in acute myelogenous leukemia, or AML, patients to determine safety and tolerability. Our next JNK inhibitor, CC-930, is in pre-clinical development, advancing toward clinical testing.

LIGASE INHIBITORS: Celgene Research San Diego has played an early role in defining the ligases that regulate the degradation of intracellular proteins. These ligases, as a class of targets, have broad potential for drug discovery in oncology. By identifying drug targets and compounds that regulate ligase pathways, we are addressing the potential to develop an important new class of anti-cancer and anti-inflammatory therapeutics.

PLEIOTROPIC PATHWAY MODIFIERS: Based upon observations Celgene has made about the effect of therapeutics to modify multiple intracellular signaling pathways in distinct cell types, we have identified a new class of molecules that impact activity of several key pathways of therapeutic relevance. The first of these, CC-16057, has moved into preclinical development for inflammatory conditions.

STEM CELLS: At Celgene Cellular Therapeutics we are researching stem cells derived from the human placenta as well as from the umbilical cord. CCT is our state-of-the-art research and development division dedicated to fulfilling the promise of cellular technologies by developing cutting-edge products and therapies that will significantly benefit patients. Our goal is to develop proprietary cell therapy products for the treatment of autoimmune diseases and cancer.

Stem cell based therapies offer the potential to provide disease-modifying outcomes for serious diseases which today lack adequate therapy. We have developed proprietary technology for collecting, processing, and storing placental stem cells with potentially broad therapeutic applications in cancer, autoimmune, cardiovascular, neurological and other diseases. Our studies of the placenta indicate that it is a rich source of potential products with biological activity and therapeutic promise.

In December 2006, CCT submitted an IND for our human placental derived stem cell, or HPDSC, product. The initial study will be conducted in patients with certain malignant hematological diseases and other non-malignant disorders. We also maintain an IND with the FDA for a trial with cord blood in sickle cell anemia. Additional pre-clinical research to define further the potential of placental derived stem cells, most specifically our first placental derived adherent cell product PDA-001, and to characterize other placental-derived products is continuing.

CELGENE PRODUCT OVERVIEW

The U.S. commercial status of REVLIMID(R), THALOMID(R), ALKERAN(R), Ritalin(R) / FOCALIN(TM) and the target disease indications and the development of our leading drug candidates are outlined in the following table:

----------------------------------------------------------------------------------------------------------------------------
                                          DISEASE
           PRODUCT                      INDICATION                   COLLABORATOR                        STATUS
----------------------------------------------------------------------------------------------------------------------------
THALOMID(R)                    ENL                                                         Marketed.

                               Multiple Myeloma                                            Marketed in newly diagnosed
                                                                                           multiple myeloma.
----------------------------------------------------------------------------------------------------------------------------
ALKERAN(R)                     Multiple Myeloma & Ovarian     GlaxoSmithKline              Marketed.
                               Cancer
----------------------------------------------------------------------------------------------------------------------------
RITALIN(R) / FOCALIN(TM)

   Focalin(TM)                 ADHD                           Novartis                     Marketed.

   Focalin XR(TM)              ADHD in patients aged 6        Novartis                     Marketed.
                               years and older

   Ritalin LA(R)               ADHD                           Novartis                     Marketed.
----------------------------------------------------------------------------------------------------------------------------
IMIDS(R) COMPOUNDS:

   REVLIMID(R)                 Multiple Myeloma                                            Marketed in previously treated
                                                                                           multiple myeloma.

                               Multiple Myeloma                                            Newly diagnosed Pivotal Phase III
                                                                                           trials ongoing.

                               Multiple Myeloma               Southwest Oncology Group     Phase III trial.
                                                              ("SWOG")

                               Multiple Myeloma               Eastern Cooperative          Phase III trial.
                                                              Oncology Group ("ECOG") -
                                                              E4A03

                               Myelodysplastic Syndromes                                   Marketed in del 5q MDS.

                               Myelodysplastic Syndromes                                   Phase III trial in del 5q MDS
                                                                                           on-going.

                               Myelodysplastic Syndromes                                   Phase II trials in non-del 5q MDS
                                                                                           completed and Phase III planned.

----------------------------------------------------------------------------------------------------------------------------
                                          DISEASE
           PRODUCT                      INDICATION                   COLLABORATOR                        STATUS
----------------------------------------------------------------------------------------------------------------------------
   REVLIMID(R)                 Chronic Lymphocytic Leukemia                                Phase II trials ongoing and Phase
                               (CLL)                                                       III SPA planned.

                               Non-Hodgkins Lymphoma (NHL)                                 Phase II trials ongoing and Phase
                                                                                           III SPA planned.

                               Solid Tumor Cancers                                         Phase I/II trials ongoing and
                                                                                           expanded.  Additional trials
                                                                                           planned.

   CC-4047                     Solid Tumor Cancers                                         Phase II trial planned.

                               Myelofibrosis                                               Phase II trial ongoing.

                               Hemoglobinopathies                                          Phase II trial planned.

                               Multiple Myeloma                                            Phase II trial planned.

   CC-11006                    Hematological Malignances                                   Phase I/II trials planned.

   CC-10015                    Inflammatory  Diseases                                      Pre-clinical studies ongoing.

   CC-13097                    Inflammatory  Diseases                                      Pre-clinical studies ongoing.

   CC-15965                    Inflammatory  Diseases                                      Pre-clinical studies ongoing.
----------------------------------------------------------------------------------------------------------------------------
ORAL ANTI-INFLAMMATORY:

   CC-10004                    Psoriasis                                                   Phase II trial ongoing.

                               Psoriatic Arthritis                                         Phase II trial ongoing.

   CC-11050                    Inflammatory Diseases                                       Phase I trial underway.
----------------------------------------------------------------------------------------------------------------------------
ANTI-PROLIFERATIVES:

   CC-8490                     Cancer                                                      Phase I trials completed

   CC-0227113                  Cancer                                                      Preclinical studies ongoing.
----------------------------------------------------------------------------------------------------------------------------
KINASE INHIBITORS:

   JNK 401                     Acute Myelogenous Leukemia                                  Phase I/II trial ongoing.
                               (AML)

   JNK 930                     Fibrotic Diseases                                           Preclinical studies ongoing.

----------------------------------------------------------------------------------------------------------------------------
                                          DISEASE
           PRODUCT                      INDICATION                   COLLABORATOR                        STATUS
----------------------------------------------------------------------------------------------------------------------------
LIGASE INHIBITORS:

   Ligase Inhibitors           Cancer                                                      Preclinical Studies ongoing.
----------------------------------------------------------------------------------------------------------------------------
STEM CELL:

   Lifebank USA(TM)            Stem Cell Banking                                           Marketed.

   BIOVANCE(TM) and
   Acelagraft(TM)              Wound Covering                                              Marketed.

   HPDSC: Transplants          Hematological Disorders                                     Phase I trials planned.

   PDA-001                     Autoimmune/Cancer                                           Preclinical Studies ongoing.
----------------------------------------------------------------------------------------------------------------------------


Two REVLIMID(R) Marketing Authorization Applications, or MAAs, are being evaluated by the European Medicines Agency, or EMEA. One seeks approval to market REVLIMID(R) for the treatment of previously treated multiple myeloma patients and the other for the treatment of transfusion dependent anemia in patients who have MDS with the 5q chromosomal deletion. Swissmedic, the Swiss Agency for Therapeutic Products, also is evaluating two REVLIMID(R) MAAs for the treatment of previously treated multiple myeloma patients and for the treatment of transfusion dependent anemia in patients who have MDS with the 5q chromosomal deletion, respectively. Additionally, the Therapeutic Goods Administration in Australia is evaluating an MAA for the treatment of previously treated multiple myeloma patients.

PATENTS AND PROPRIETARY TECHNOLOGY

Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We own or have exclusively licensed at least 134 issued U.S. patents and at least 211 additional U.S. patent applications are pending. While we have a policy to seek worldwide patent protection for our inventions, we have foreign patent rights corresponding to most but not all of our U.S. patents. Further, although THALOMID(R) is approved for use associated with ENL, we do not have patent protection relating to the use of THALOMID(R) to treat ENL.

In August 2001, we entered into an agreement, termed the "New Thalidomide Agreement," with EntreMed, Inc., Children's Medical Center Corporation, or CMCC, and Bioventure Investments, KFT relating to patents and patent applications owned by CMCC, which agreement superceded several agreements already in place between CMCC, EntreMed and us. Pursuant to the New Thalidomide Agreement, CMCC directly granted to us an exclusive worldwide, royalty-bearing license under the relevant patents and patent applications relating to thalidomide. Several U.S. patents have been issued to CMCC in this patent family and certain of these patents expire in 2013 and 2014. Corresponding foreign patent applications and additional U.S. patent applications are still pending.

In addition to the New Thalidomide Agreement, we entered into an agreement, entitled the "New Analog Agreement," with CMCC and EntreMed in December 2002, pursuant to which we have been granted an exclusive worldwide, royalty-bearing license to certain CMCC patents and patent applications relating to thalidomide analogs. The New Analog Agreement was executed in connection with the settlement of certain pending litigation by and among us, EntreMed and the U.S. Patent and Trademark Office relating to the allowance of certain CMCC patent applications covering thalidomide analogs. These patent applications had been licensed exclusively to EntreMed in the field of thalidomide analogs. In conjunction with the settlement of these suits, we acquired equity securities in EntreMed, and EntreMed terminated its license agreements with CMCC relating to thalidomide analogs. In turn, under the New Analog Agreement, CMCC exclusively licensed to Celgene these patents and patent applications, which relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and stereoisomers thereof. Under the New Analog Agreement, we are obligated to comply with certain milestones and royalties, including those for REVLIMID(R) approval and sales.

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

Our research at Celgene Research San Diego has led us to seek patent protection for molecular targets and drug discovery technologies, as well as therapeutic and diagnostic products and processes. More specifically, proprietary technology has been developed for use in molecular target discovery, the identification of regulatory pathways in cells, assay design and the discovery and development of pharmaceutical product candidates. As of December 2006, included in those inventions described above, our San Diego subsidiary owned, in whole or in part, 40 issued U.S. patents and approximately 45 U.S. patent applications. An increasing percentage of our San Diego subsidiary's recent patent applications have been related to potential product candidates or compounds. It also holds licenses to U.S. patents and U.S. patent applications, some of which are licensed exclusively or sub-licensed to third parties in connection with sponsored or collaborative research relationships.

CCT, our cellular therapeutics subsidiary, seeks patent protection for the collection, processing and uses of mammalian placental and umbilical cord tissue and placental and umbilical cord stem cells, as well as cells and biomaterials derived from the placenta. As of December 2006, CCT owned, in whole or in part, two U.S. patents, and more than 38 U.S. patent applications, including pending provisional applications, and holds licenses to U.S. patents and U.S. patent applications, including certain patents and patent applications related to cord blood collection and storage.

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties where it is necessary to conduct our business without infringing the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of our owned or licensed pending patent applications will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed or infringed upon by others.

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed or infringed by others. Finally, we cannot guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, opposition proceedings before a foreign patent office or any interference proceedings before the U.S. Patent and Trademark Office.

With respect to patents and patent applications we have licensed-in, there can be no assurance that additional patents will be issued to any of the third parties from whom we have licensed patent rights, either with respect to thalidomide or thalidomide analogs, or that, if any new patents are issued, such patents will not be opposed, challenged, invalidated, infringed or dominated or provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be either infringed, invalidated or circumvented by others, or that the relevant agreements will not be terminated. Any termination of the licenses granted to Celgene by CMCC could have a material adverse effect on our business, financial condition and results of operations.

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

We are aware of U.S. patents that have been issued to third parties claiming subject matter relating to the NF[KAPPA]B pathway, including U.S. patents which could overlap with technology claimed in some of our owned or licensed NF[KAPPA]B patents or patent applications, and a U.S. patent that has been asserted against certain pharmaceutical companies. With respect to those patents that overlap with our applications, we believe that one or more interference proceedings may be initiated by the U.S. Patent and Trademark Office to determine priority of invention for this subject matter. While we cannot predict the outcome of any such proceedings, in the event we do not prevail, we believe that we can use alternative methods for our NF[KAPPA]B drug discovery program for which we have issued U.S. patents that are not claimed by the subject matter of the third-party patents. We are also aware of third-party U.S patents that relate to the use of certain TNFa inhibitors to treat inflammation or conditions such as asthma.

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

Typically, clinical trials involve a three-phase process. In Phase I, clinical trials are generally conducted with a small number of individuals, usually healthy human volunteers, to determine the early safety and tolerability profile and the pattern of drug distribution and metabolism within the body. If the Phase I trials are satisfactory, Phase II clinical trials are conducted with groups of patients in order to determine preliminary efficacy, dosing regimes and expanded evidence of safety. In Phase III, large-scale, multi-center, adequately enrolled and typically controlled comparative clinical trials are conducted with patients in an effort to provide enough data for the statistical proof of efficacy and safety required by the FDA and others for marketing approval. In some limited circumstances, Phase III clinical trials may be modified to allow the evaluation of safety and efficacy based upon (i) comparisons with approved drugs, (ii) comparison with the historical progression of the disease in untreated patients, or (iii) the use of surrogate markers, together with a commitment for post-approval studies. In some cases, as a condition for New Drug Application, or NDA, approval, further studies (Phase IV) are required to provide additional information concerning the drug. The FDA requires monitoring of all aspects of clinical trials, and reports of all adverse events must be made to the agency before drug approval. After drug approval, we have ongoing reporting obligations concerning adverse reactions associated with the drug, including expedited reports for serious and unexpected adverse events. Additionally, we may have limited control over studies conducted with our proprietary compounds if such studies are performed by others (e.g., cooperative groups and the like).

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

Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." A rare disease or condition is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the drug is not expected to be recovered from sales of the drug in the United States. Upon the approval of the first NDA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA is entitled to exclusive marketing rights in the United States for such drug for that indication for seven years unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company, such as a generic competitor, from seeking approval of other labeled indications. The period of orphan drug exclusivity is concurrent with any patent exclusivity that relates to the drug. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug's development. Possible amendment of the Orphan Drug Act by the U.S. Congress and possible reinterpretation by the FDA has been discussed by regulators and legislators. FDA regulations reflecting certain definitions, limitations and procedures for orphan drugs initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. Moreover, even if we have an orphan drug designation for a particular use of a drug, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the same indication. If that were to happen, our applications for that indication could not be approved until the competing company's seven-year period of exclusivity expired. Even if we are the first to obtain approval for the orphan drug indication, there are certain circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity. First, particularly in the case of large molecule drugs, a question can be raised whether the competing product is really the "same drug" as that which was approved. In addition, even in cases in which two products appear to be the same drug, the agency may approve the second product based on a showing of clinical superiority compared to the first product.

Among the conditions for NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with the FDA's current Good Manufacturing Practice, cGMP, regulations (which are regulations established by the FDA governing the manufacture, processing, packing, storage and testing of drugs intended for human use). In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility.

Under the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, products covered by approved NDAs or Supplemental NDAs may be protected by periods of patent and/or non-patent exclusivity. During the exclusivity periods, the FDA is generally prevented from granting effective approval of an Abbreviated NDA, or ANDA, or 505(b)(2) application which refers to a product protected by an effective and unexpired exclusivity. ANDAs and 505(b)(2) applications are generally less burdensome than full NDAs in that, in lieu of new clinical data, the applications rely in whole, or in part, upon the safety and efficacy findings of the referenced approved drug in conjunction with bridging data, typically bioequivalence data. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA or 505(b)(2) which refers to the product previously protected by the exclusivity provisions. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities.

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

Competition in the pharmaceutical industry, and specifically in the oncology and immune-inflammatory areas being addressed by us, is particularly intense. Numerous pharmaceutical, biotechnology and generic companies have extensive anti-cancer and anti-inflammatory drug discovery, development and commercial resources. Bristol-Myers Squibb Co., Amgen Inc., Genentech, Inc., Sanofi-Aventis SA., Novartis AG, AstraZeneca PLC., Eli Lilly and Company, F. Hoffmann-LaRoche Ltd, Millennium Pharmaceuticals, Inc., MGI Pharma, Inc., Biogen Idec Inc., Merck and Co., Inc., Johnson and Johnson and Pfizer Inc. are among some of the companies researching and developing new compounds in the oncology and immunology fields.

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

Our competition will be determined in part by the indications and geographic markets for which our products are developed and ultimately approved by regulatory authorities. An important factor in competition will be the timing of market introduction of our or our competitors' products. Accordingly, the relative speed with which we can develop products, complete clinical trials and regulatory approval processes, receive pricing and reimbursement in certain markets and supply commercial quantities of products to the market are expected to be important competitive factors. Competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price, third-party reimbursement and patent and non-patent exclusivity.

SIGNIFICANT ALLIANCES

From time to time we enter into strategic alliances with third parties whereby we either grant rights to certain of our compounds in exchange for rights to receive payments, or acquire rights to compounds owned by other pharmaceutical or biotechnology companies in exchange for obligations to make payments to the partnering companies. Payments either to or from third parties may be in the form of upfront payments, milestone payments contingent upon the achievement of pre-determined criteria and/or research and development funding. Under these arrangements, one of the parties may also purchase product and pay royalties on product sales. The following are our most significant alliances:

      NOVARTIS: In April 2000, we entered into a development and license agreement with Novartis in which we granted to Novartis an exclusive worldwide license (excluding Canada) to further develop and market FOCALIN(TM) and FOCALIN XR(TM), the extended release drug formulation (D-METHYLPHENIDATE, OR D- MPH). We have retained the exclusive commercial rights to FOCALIN(TM) IR and FOCALIN XR(TM) for oncology-related disorders. We also granted Novartis rights to all of our related intellectual property and patents, including new formulations of the currently marketed RITALIN(R). Under the agreement, we have received upfront and regulatory achievement milestone payments totaling $55.0 million through December 31, 2006 and are entitled to additional payments upon attainment of certain other milestone events. We also sell FOCALIN(TM) to Novartis as well as receive royalties on all of Novartis' sales of FOCALIN XR(TM) and RITALIN(R) family of ADHD-related products. The research portion of the agreement terminated in June 2003.

      PHARMION: In November 2001, we licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of our intellectual property covering thalidomide and S.T.E.P.S(R). Under the terms of the agreement, as amended in December 2004, we receive royalties of 8% of Pharmion's net thalidomide sales in countries where Pharmion has received regulatory approval and S.T.E.P.S(R) licensing fees of 8% in all other licensed territories. In December 2004, following our acquisition of Penn T Limited in which, among other things, we acquired a product supply agreement to exclusively supply Pharmion with thalidomide, we entered into an amended thalidomide supply agreement whereby in exchange for a reduction in Pharmion's purchase price to 15.5% of its net sales of thalidomide, we received a one-time payment of $77.0 million. Pursuant to a separate December 2004 agreement, we also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in additional territories and eliminating certain of our license termination rights. Under the agreements, as amended, the territory licensed to Pharmion is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China other than Hong Kong. The agreements with Pharmion terminate upon the ten-year anniversary following receipt of the first regulatory approval for thalidomide in the United Kingdom.

      To support the further clinical development of thalidomide, Pharmion has also provided research funding under various agreements of approximately $13.3 million through December 31, 2006, and is required to fund an additional $2.7 million in 2007.

      As of December 31, 2006, we held 1,939,598 shares of Pharmion common stock received in connection with the conversion of a five-year Senior Convertible Promissory Note and the exercise of warrants purchased in April 2003 under a Securities Purchase Agreement and the exercise of warrants received in connection with the November 2001 thalidomide and S.T.E.P.S(R) license agreement.

      GLAXOSMITHKLINE: In March 2003, we entered into a supply and distribution agreement with GSK to distribute, promote and sell ALKERAN(R) (MELPHALAN), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN(R) tablets and ALKERAN(R) for injection from GSK and distribute the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. As of December 31, 2006, the remaining minimum purchase requirements under the agreement totaled $67.3 million, consisting of the following:

         o   January 1, 2007 - December 31, 2007         $29.1 million
         o   January 1, 2008 - December 31, 2008         $30.5 million
         o   January 1, 2009 - March 31, 2009            $ 7.7 million

MANUFACTURING

We have contracted with third party manufacturers to supply active pharmaceutical ingredient, or API, to meet our needs, and with third party manufacturing service providers to provide encapsulation and finishing services in accordance with our specifications, and with a third party contract packager to package the final product. We intend to continue to utilize third parties as needed to produce certain of our products on a commercial scale. Our third-party manufacturers and service providers are required to meet the FDA's cGMP regulations and guidelines. cGMP regulations require that all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with regulations governing the manufacturing, processing, packaging, storing and testing of drugs intended for human use.

We have purchased a site in Neuchatel, Switzerland where we are constructing a drug product manufacturing facility to perform formulation, encapsulation, packaging, warehousing and distribution and, in December 2006, we purchased an API manufacturing facility from Siegfried Ltd. and Siegfried Dienste AG (referred to here together as "Siegfried") located in Zofingen, Switzerland. The API facility has the capability to produce multiple drug substances and initially will be used to produce REVLIMID(R)

API to supply global markets. The facility also may be used to produce drug substance for our future drugs and drug candidates.

The API for THALOMID(R) is obtained from Aptuit, Inc., which recently acquired Eagle Picher Pharmaceutical Services, a Division of Eagle-Picher Incorporated. We currently have adequate supplies of API for THALOMID(R) on hand to support our projected long-term requirements and do not believe that the acquisition of Eagle-Picher by Aptuit will result in any supply disruptions for the foreseeable future. In addition, a second supplier is currently being qualified. With regard to drug product manufacturing, we have contracted and registered two manufacturing service providers, Penn Pharmaceuticals Services Limited and Institute of Drug Technology Australia Limited, for the formulation and encapsulation of the finished dosage form of THALOMID(R) capsules, and one contract packager, Sharp Corporation, for the packaging of the final product.

The API for REVLIMID(R) is currently manufactured by our Zofingen, Switzerland, manufacturing facility purchased in December 2006 and by Evotec OAI, Ltd. We have also contracted and registered two manufacturing service providers, OSG Norwich Pharmaceuticals and Penn Pharmaceuticals Services Limited, for the formulation and encapsulation of the finished dosage form of REVLIMID(R) capsules, and one contract packager, Sharp Corporation, for the packaging of the final product.

The API for FOCALIN(TM) is currently obtained from two suppliers, Johnson Matthey Inc. and Siegfried USA, Inc., and we rely on a single manufacturer, Mikart, Inc., for the tableting and packaging of FOCALIN(TM) finished product. We obtain the API for FOCALIN XR(TM) from Johnson Matthey Inc., on behalf of Novartis for the manufacture of FOCALIN XR(TM) finished product.

INTERNATIONAL OPERATIONS

We have established our international headquarters in Neuchatel, Switzerland where we are constructing a drug product manufacturing facility to perform formulation, encapsulation, packaging, warehousing and distribution and we have purchased an API manufacturing facility located in Zofingen, Switzerland. We have further expanded our international regulatory, clinical and commercial infrastructure in Europe and throughout the world, we have established the legal entities for our international operations. In Europe, we have made REVLIMID(R) available for sale under a Named Patient Program, which offers European patients in need access to REVLIMID(R) on a compassionate use basis while the EMEA reviews our application seeking approval to market REVLIMID(R) as a treatment for multiple myeloma and MDS.

We also have a strategic alliance with Pharmion Corporation to expand the THALOMID(R) franchise in all countries other than the United States, Canada, Mexico, Japan and all provinces of China other than Hong Kong. The strategic partnership combines Pharmion's global development and marketing expertise and our intellectual property. The alliance is designed to accelerate the establishment of THALOMID(R) as an important therapy in the international markets. To date, Pharmion has received regulatory approval in Australia, New Zealand, Turkey, Israel and Kuwait to market and distribute thalidomide for the treatment of multiple myeloma after the failure of standard therapies, as well as for the treatment of complications of leprosy. In October 2004, we acquired Penn T Limited, a worldwide supplier of THALOMID(R). Through manufacturing agreements entered into with a third party in connection with this acquisition, we are able to control manufacturing for THALOMID(R) worldwide and we also increased our participation in the potential sales growth of THALOMID(R) in key international markets.

SALES AND COMMERCIALIZATION

We have a 324-person pharmaceutical commercial organization. These individuals have considerable experience in the pharmaceutical industry, and many have experience with oncological and immunological products. We expect to expand our sales and commercialization group to support products we develop to treat oncological and immunological diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For drugs with indications involving larger patient populations, we may partner with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales and marketing resources as appropriate to take advantage of product in-licensing and product acquisition opportunities.

EMPLOYEES

As of January 1, 2007, we had 1,287 full-time employees, 725 of whom were engaged primarily in research and development activities, 324 who were engaged in sales and commercialization activities and the remainder of who were engaged in executive and general and administrative activities. The number of international full-time employees has grown to 216 as of January 1, 2007. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions in Europe and the United States.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report are forward-looking statements concerning our business, financial condition, results of operations, economic performance and financial condition based on our current expectations. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and within the meaning of Section 21E of the Securities Exchange Act of 1934 are included, for example, in the discussions about:

o     our strategy;

o     new product discovery, development or product introduction;

o     product manufacturing

o     product sales, royalties and contract revenues;

o     expenses and net income;

o     our credit risk management;

o     our liquidity;

o     our asset/liability risk management; and

o     our operational and legal risks.

These and other forward-looking statements involve risks and uncertainties. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those implied by such forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements.

You can identify these forward-looking statements by their use of words such as "forecast," "project," "plan," "strategy," "intend," "potential," "outlook," "target," "seek," "continue," "believe," "could," "estimate," "expect," "may," "probable," "should," "will" or other words of similar meaning in conjunction with, among other thing, discussions of future operations, financial performance, our strategy for growth, product development, regulatory approval and market position. You also can identify them by the fact that they do not relate strictly to historical or current facts.

Reference is made, in particular, to forward-looking statements regarding the results of current or pending clinical trials, our products' ability to demonstrate efficacy or an acceptable safety profile, actions by the FDA, the financial conditions of suppliers including their solvency and ability to supply product, and other factors detailed in "Item 1A. Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." We note these factors as permitted by the Private Securities Litigation Reform Act of 1995.

Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we disclaim and do not undertake any obligations to update or revise publicly any forward-looking statements in this report, whether as a result of new information, future events, changes in assumptions, or otherwise.

ITEM 1A. RISK FACTORS

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY OPERATING RESULTS.

We have historically experienced, and expect to continue for the foreseeable future to experience, significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

      o     demand for our products;

      o our pricing decisions, and those of our competitors, including decisions to increase or decrease prices;

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

      o     our ability to control our costs; and

      o     fluctuations in foreign currency exchange rates.

IF WE ARE UNSUCCESSFUL IN DEVELOPING AND COMMERCIALIZING OUR PRODUCTS, OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND LIQUIDITY COULD BE MATERIALLY ADVERSELY AFFECTED WHICH COULD HAVE A NEGATIVE IMPACT ON THE VALUE OF OUR SECURITIES.

Many of our drug candidates are in the early or mid-stages of research and development and will require the commitment of substantial financial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. Moreover, our commercially available products may require additional studies with respect to approved indications as well as new indications pending approval. If it becomes too expensive to sustain our present commitment of resources on a long-term basis, we will be unable to continue certain necessary research and development activities. Furthermore, we cannot be certain that our clinical testing will render satisfactory results, or that we will receive required regulatory approvals for our new products or new indications. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition, results of operations and liquidity could be materially adversely affected which could have a negative impact on the value of our common stock or debt securities obligations.

DURING THE NEXT SEVERAL YEARS, WE WILL BE VERY DEPENDENT ON THE COMMERCIAL SUCCESS OF REVLIMID(R), THALOMID(R), ALKERAN(R), FOCALIN(TM) AND FOCALIN XR(TM).

At our present and anticipated level of operations, we may not be able to maintain profitability without continued growth in our revenues. The growth of our business during the next several years will be largely dependent on the commercial success of REVLIMID(R) and our other products. REVLIMID(R) was approved by the FDA on December 27, 2005 for the treatment of certain myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality. REVLIMID(R) in combination with dexamethasone was approved by the FDA in June 2006 for treatment of patients with multiple myeloma who have received at least one prior therapy. REVLIMID(R) is distributed primarily through contracted pharmacies under the RevAssist(R) program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID(R). We do not have long-term data on the use of the product and cannot predict whether REVLIMID(R) will gain widespread acceptance, which will mostly depend on the continued acceptance of regulators, physicians, patients and other key opinion leaders as a relatively safe and effective drug that has certain advantages as compared to existing or future therapies. In addition, some of our products compete with one another as therapies designed to treat cancer. For example, market acceptance of REVLIMID(R) may result to the detriment of THALOMID(R) and ALKERAN(R). We are also seeking to market REVLIMID(R) in Europe as WELL as for other indications in the United States. A delay in gaining the requisite regulatory approvals could negatively impact our growth plans and the value of our common stock or debt securities obligations.

THALOMID(R) in combination with dexamethasone was approved by FDA in May 2006 for the treatment of patients with newly diagnosed multiple myeloma. In addition, THALOMID(R) is currently approved as a therapy for the treatment of erythema nodosum leprosum, or ENL, although the market for the use of THALOMID(R) in patients suffering from ENL is very small. If adverse experiences are reported in connection with the use of THALOMID(R) by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of our other products, including REVLIMID(R). Also, we are dependent upon sales of ALKERAN(R), which we license from GSK, and royalties baSED on Novartis' sales of FOCALIN XR(TM), which we cannot directly impact.

Our revenues and profits would be negatively impacted if generic versions of any of these products were to be approved and launched. See "WE MAY NOT BE ABLE TO PROTECT OUR INTELLECTUAL PROPERTY AND OUR PRODUCTS MAY BE SUBJECT TO GENERIC competition" in this Item 1A with respect to an Abbreviated New

Drug Application, or ANDA, for a generic filing by Barr Laboratories, Inc. seeking permission to market generic versions of THALOMID(R).

IF OUR PRODUCTS ARE NOT ACCEPTED BY THE MARKET, DEMAND FOR OUR PRODUCTS WILL DETERIORATE OR NOT MATERIALIZE AT ALL.

It is necessary that our and our distribution partners' products, including REVLIMID(R), THALOMID(R), ALKERAN(R), FOCALIN(TM) anD FOCALIN XR(TM), and the RITALIN(R) family of drugs achieve and maintain market acceptance. A number of factors can render the degree of market acceptance of our products uncertain, including the products' efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payors, such as government and private insurance plans. In particular, thalidomide, when used by pregnant women, has resulted in serious birth defects, and the negative history associated with thalidomide and birth defects may decrease the market acceptance of THALOMID(R). In addition, the stem cell products that we are attempting to develop through our Celgene Cellular Therapeutics subsidiary may represent substantial departures from established treatment methods and will compete with a number of traditional drugs and therapies which are now, or may be in the future, manufactured and marketed by major pharmaceutical and biopharmaceutical companies. Furthermore, public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community. If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.

WE HAVE GROWN RAPIDLY, AND IF WE FAIL TO ADEQUATELY MANAGE THAT GROWTH OUR BUSINESS COULD BE ADVERSELY IMPACTED.

We have an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot control. For example:

      o we will need to generate higher revenues to cover a higher level of operating expenses (including clinical trial costs, expenses associated with the regulatory approval process and commercialization of our products), and our ability to do so may depend on factors that we do not control;

      o     we will need to assimilate new staff members;

      o we will need to manage complexities associated with a larger and faster growing multinational organization; and

      o we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing, marketing and distribution capacity, and our ability to do so may depend on factors that we do not control;

IF THE THIRD PARTIES UPON WHOM WE RELY FAIL TO PRODUCE ON A TIMELY BASIS THE API OR ENCAPSULATION, FINISHING AND PACKAGING SERVICES IN THE VOLUMES THAT WE REQUIRE OR FAIL TO MEET QUALITY STANDARDS AND MAINTAIN NECESSARY LICENSURE FROM REGULATORY AUTHORITIES, WE MAY BE UNABLE TO MEET DEMAND FOR OUR PRODUCTS, POTENTIALLY RESULTING IN LOST REVENUES.

We have contracted with third party manufacturers to supply API to meet our needs, and with third party manufacturing service providers to provide encapsulation and finishing services in accordance with our specifications, and with a third party contract packager to package the final product. We intend to continue to utilize third parties as needed to produce certain of our products on a commercial scale.

The active pharmaceutical ingredient, or API, for THALOMID(R) is obtained from Aptuit, Inc., which recently acquired Eagle Picher Pharmaceutical Services, a Division of Eagle-Picher Incorporated. We currently have adequate supplies of API for THALOMID(R) on hand to support our projected long-term requirements and do not believe that the acquisition of Eagle-Picher by Aptuit will result in any supply disruptions for the foreseeable future. In addition, a second supplier is currently being qualified. With regard to drug product manufacturing, we rely on two manufacturing service providers, Penn Pharmaceuticals Services Limited and Institute of Drug Technology Australia Limited, for the formulation and encapsulation of the finished dosage form of THALOMID(R) capsules, and on one contract packager, Sharp Corporation, for the packaging of the final product.

The API for REVLIMID(R) is manufactured by our Zofingen, Switzerland, manufacturing facility purchased in December 2006 from Siegfried and by Evotec OAI Limited. We have contracted and registered two manufacturing service providers, OSG Norwich Pharmaceuticals and Penn Pharmaceuticals Services Limited, for the formulation and encapsulation of the finished dosage form of REVLIMID(R) capsules, and one contract packager, Sharp Corporation, for the packaging of the final product.

The API for FOCALIN(TM) is currently obtained from two suppliers, Johnson Matthey Inc. and Siegfried USA, Inc., and we rely on a single manufacturer, Mikart, Inc., for the tableting and packaging of FOCALIN(TM) finished product. We obtain the API for FOCALIN XR(TM) from Johnson Matthey Inc., on behalf of Novartis for the manufacture of FOCALIN XR(TM) finished product.

In all the countries where we sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling and storing. All of our suppliers of raw materials and contract manufacturers must comply with these regulations. Failure to do so could result in supply interruptions. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's cGMP regulations and guidelines. Failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products. If our outside manufacturers do not meet our requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue supplying such products could substantially decline.

WE HAVE LIMITED FOREIGN MARKETING AND DISTRIBUTION CAPABILITIES.

We have limited marketing and distribution capabilities in countries other than the United States with respect to our products. We are currently expanding our infrastructure in these foreign countries to provide supportive marketing and distribution services. At the same time, we are in the process of obtaining necessary governmental and regulatory approvals to sell our products in such foreign jurisdictions. If we have not successfully completed and implemented adequate marketing and distribution support services upon our receipt of such approvals, our ability to effectively launch our products in these foreign jurisdictions would be severely restricted. In addition, we have contracted with

Ivers Lee Corporation, d/b/a Sharp, a specialty distributor, to distribute THALOMID(R) and REVLIMID(R) in the United States. If Sharp does not perform its obligations, our ability to distribute THALOMID(R) and REVLIMID(R) in the United States may be impacted for a limited period of time.

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

WE MAY BE UNABLE TO RETAIN SKILLED PERSONNEL AND MAINTAIN KEY RELATIONSHIPS.

The success of our business depends, in large part, on our continued ability to
(i) attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, (ii) successfully integrate large numbers of new employees into our corporate culture, and (iii) develop and maintain important relationships with leading research and medical institutions and key distributors. Competition for these types of personnel and relationships is intense.

Among other benefits, we use stock options to attract and retain personnel. In addition, changes in stock option accounting rules require us to recognize all stock-based compensation costs as expenses. These or other factors could reduce the number of shares management and our board of directors choose to grant under our stock option plans. We cannot be sure that we will be able to attract or retain skilled personnel or maintain key relationships or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

THE HAZARDOUS MATERIALS WE USE IN OUR RESEARCH, DEVELOPMENT AND OTHER BUSINESS OPERATIONS COULD RESULT IN SIGNIFICANT LIABILITIES, WHICH COULD EXCEED OUR INSURANCE COVERAGE AND FINANCIAL RESOURCES.

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

      o Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency's requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first or receives approval of other labeled indications;

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

      o Regulatory authorities and agencies of the United States or foreign governments may promulgate additional regulations restricting the sale of our existing and proposed products;

      o Guidelines and recommendations published by various non-governmental organizations can reduce the use of our products;

      o Once a product receives marketing approval, we may not market that product for broader or different applications, and the FDA may not grant us approval with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing approvals in a significant manner or promulgate additional regulations restricting the sale of our present or proposed products. The FDA may also request that we perform additional clinical trials or change the labeling of our existing or proposed products if we or others identify side effects after our products are on the market;

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

Additionally, the FDA approval process would allow for the approval of an ANDA or 505(b)(2) application for a generic version of our approved products upon the expiration, through passage of time or successful legal challenge, of relevant patent or non-patent exclusivity protection. ANDAs and 505(b)(2) applications are generally less burdensome than full NDAs in that, in lieu of clinical data, these applications rely in whole, or in part, upon the safety and efficacy findings of the referenced approved product in conjunction with bridging data, typically bioequivalence data.

The FDA's Center for Biologics Evaluation and Research currently regulates under 21 CFR Parts 1270 and 1271 human tissue intended for transplantation that is recovered, processed, stored or distributed by methods that do not change tissue function or characteristics and that is not currently regulated as a human drug, biological product or medical device. Certain stem cell-related activities fall within this category. Part 1270 requires tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease and to maintain records. It also provides for inspection by the FDA of tissue establishments. Part 1271 requires human cells, tissue and cellular and tissue-based product establishments (HCT/Ps) to register with the agency and list their HCT/Ps.

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

Under the current U.S. patent laws, patent applications in the United States are maintained in secrecy for at least four to 18 months, and publication of discoveries in the scientific and patent literature often lag behind actual discoveries. Thus, we may discover sometime in the future that we, or the third parties from whom we have licensed patents or patent applications, were not the first to make and/or file the inventions covered by the patents and patent applications in which we have or seek rights. In the event that a third party has also filed a patent application for any of the inventions claimed in our patents or patent applications, or those we have licensed-in, we could become involved in an interference proceeding declared by the U.S. Patent and Trademark Office, or the PTO, to determine priority of invention or an opposition proceeding in other places such as Europe. Such an interference or opposition could result in the loss of an issued U.S. or foreign patent, respectively, or loss of any opportunity to secure U.S. patent protection for that invention. Even if the eventual outcome is favorable to us, such proceedings could result in substantial cost and delay to us and limit the scope of the claimed subject matter.

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

Furthermore, even if our patent applications, or those we have licensed-in, are issued, our competitors may still challenge the scope, validity or enforceability of such patents in court, requiring us to engage in complex, lengthy and costly litigation. Alternatively, our competitors may be able to design around such patents and compete with us using the resulting alternative technology. If any of our issued or licensed patents are infringed, we may not be successful in enforcing our or our licensor's intellectual property rights or defending the validity or enforceability of our issued patents and subsequently not be able to develop or market applicable product exclusively.

FDA regulatory exclusivity for thalidomide has expired so that generic drug companies can file an ANDA to seek approval to market thalidomide in the United States. Barr Laboratories, Inc., a generic drug manufacturer located in Pomona, New York, filed an ANDA for the treatment of ENL in the manner described in our label and seeking permission from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID(R). Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a "Paragraph IV certification") challenging the validity or infringement of a patent listed in the FDA's APPROVED DRUG PRODUCTS WITH THERAPEUTIC EQUIVALENCE EVALUATIONS, or the "Orange Book", four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On or after December 5, 2006, Barr mailed notices of Paragraph IV certifications alleging that the following patents listed for THALOMID(R) in the Orange Book are invalid, unenforceable, and/or not infringed: U.S. Patent Nos. 6,045,501 ("the '501 patent"), 6,315,720 ("the '720 patent"), 6,561,976 ("the '976 patent"), 6,561,977 ("the '977 patent"),
6,755,784 ("the '784 patent"), 6,869,399 ("the '399 patent"), 6,908,432 ("the
'432 patent"), and 7,141,018 ("the '018 patent"). The '501, '976, and '432 patents do not expire until August 28, 2018, while the remaining patents do not expire until October 23, 2020. On January 18, 2007, we filed an infringement action in the United States District Court of New Jersey against Barr. We intend to vigorously enforce our rights under these patents. If the ANDA is approved by the FDA, and Barr is successful in challenging our patents listed in the Orange Book for THALOMID(R), Barr would be permitted to sell a generic thalidomide product.

On August 19, 2004, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALIN(TM). The notification letters contend that U.S. Patent Nos. 5,908,850, or '850 patent, and 6,355,656, or '656 patent, were invalid. After the suit was filed, Novartis listed another patent, U.S. Patent No. 6,528,530, or '530 patent, in the Orange Book in association with the FOCALIN(TM) NDA. The original 2004 action asserted infringement of the '850 patent. Teva amended its answer during discovery to contend that the '850 patent was not infringed by the filing of its ANDA, and that the '850 patent is not enforceable due to an allegation of inequitable conduct. Fact discovery expired on February 28, 2006. At about the time of the filing of the '850 patent infringement action, reexamination proceedings for the '656 patent were initiated in the U.S. PTO. Recently, the U.S. PTO sent to us a Notice of Intent to Issue Ex Parte Reexamination Certificate. On December 21, 2006, Celgene and Novartis filed an action in the United States District Court of New Jersey against Teva for infringement of the '656 patent. As a related case, the '656 patent infringement action has been assigned to the same judge assigned to the '850 patent infringement action who consolidated it with the previously pending '850 patent infringement action. No trial date has been set for either case. The statutory 30-month stay of FDA approval of Teva's ANDA expired on January 9, 2007. If Teva goes to market with a generic version of FOCALIN(TM) prior to trial, or successfully defends against both patents, our sales of FOCALIN(TM) to Novartis could be significantly reduced. The '530 patent is not part of the patent infringement action against Teva. The proceeding does not involve an ANDA for FOCALIN XR(TM).

On December 4, 2006, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Abrika Pharmaceuticals, Inc. and Abrika Pharmaceuticals, LLP, in response to a notice of a Paragraph IV certification made by Abrika Pharmaceuticals, Inc. in connection with the filing of an ANDA for RITALIN LA(TM). The notification letter contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and are not infringed by the proposed Abrika products. On December 6, 2006, we and Novartis filed a second identical action in the United States District Court for the District of Delaware as a protective suit and intended to serve the complaint and summons only in the event that personal jurisdiction in New Jersey was successfully challenged by Abrika. Abrika filed an answer and counterclaim in the Delaware court on December 8, 2006. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement and unenforceability. We and Novartis have moved the Delaware court to strike Abrika's answer and counterclaim without prejudice to refiling if the complaint is later served, or to stay the action pending a determination of personal jurisdiction in the New Jersey court. The motion is fully briefed and awaiting a decision by the court. Abrika has moved to dismiss the New Jersey action or to transfer it to the Delaware court. We and Novartis have been granted leave to take discovery from Abrika prior to filing an opposition brief. The motion is scheduled to be fully briefed by March 26, 2007. Neither the Delaware court nor the New Jersey court has set a date for trial. If we are unsuccessful in defending our patents by a Court of final decision, Novartis' sales of RITALIN LA(TM) could be significantly reduced in the United States by the entrance of a generic RITALIN LA(TM) product, consequently reducing our revenue from royalties associated with these sales.

On June 14, 2006, an opposition proceeding was brought by IPC-Nordic A/S ("Opponent") against granted European Patent 1264597, which is one of second of two European patents that we have licensed from The Children's Medical Center Corporation and sub-licensed to Pharmion. The granted European patent in opposition relates to use of thalidomide as a medicament of the treatment of solid or blood-borne tumors. The Opponent alleges several bases for which the patent is not patentable. On February 13, 2007, a response to the opponent opposition brief was submitted to the European Patent Office. We intend to vigorously pursue our rights in the opposition proceeding.

On January 15, 2004, an opposition proceeding was brought by Celltech R&D Ltd. ("Opponent") against granted European Patent 0728143 which we have licensed from the University of California relating to JNK 1 and JNK 2 polypeptides. This proceeding is directed solely to our claims for JNK 2 and not JNK 1. An oral hearing occurred in October of 2005 in which the European Patent Office, or the EPO, advised us of its intent to revoke certain of our claims. A written decision confirming the intent of the EPO was issued in January of 2006. The written decision was appealed to the European Board of Appeals ("Board") in March of 2006. In connection with the appeal process, in May of 2006, we submitted a Statement of Grounds providing further evidence for consideration by the Board. The Opponent made no responsive submissions. An oral hearing is scheduled for May of 2007. We do have other JNK 1 and JNK European patent application claims pending.

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

We rely upon trademarks and service marks to protect our rights to the intellectual property used in our business. On October 29, 2003, we filed a lawsuit against Centocor, Inc. to prevent Centocor's use of the term "I.M.I.D.s" in connection with Centocor's products, which use, we believe, is likely to cause confusion with our IMiDs(R) registered trademark for compounds (including REVLIMID(R)) developed or being developed by us to treat cancer and inflammatory diseases. If we are not successful in this suit, it may be necessary for us to adopt a different trademark for that class of compounds and thereby lose the value we believe we have built in the "IMiDs(R)" mark. Currently, this case is scheduled for trial on April 23, 2007.

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

LITIGATION ON A VARIETY OF MATTERS MAY SUBJECT US TO SIGNIFICANT LEGAL EXPENSES AND LIABILITY.

From time to time, we may be subject to litigation on a variety of matters, including, as discussed above, intellectual property, licensing arrangements with other persons and product liability. Litigation requires the expenditure of significant time and resources, and is inherently unpredictable. If any litigation were to have an unanticipated adverse result, there could be a material impact on our results of operations or financial position.

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

      o Amgen, which potentially competes with our TNFa and kinase inhibitors;

      o Novartis, which potentially competes with our IMiDs(R) compounds and kinase programs;

      o Bristol Myers Squibb Co., which potentially competes in clinical trials with our IMiDs(R) compounds and TNFa inhibitors;

      o Genentech, Inc., which potentially competes in clinical trials with our IMiDs(R) compounds and TNFa inhibitors;

      o AstraZeneca plc, which potentially competes in clinical trials with our IMiDs(R) compounds and TNFa inhibitors;

      o Millennium Pharmaceuticals Inc. and Johnson & Johnson, which potentially compete with REVLIMID(R) and THALOMID(R) in thE treatment of multiple myeloma and in clinical trials with our IMiDs(R) compounds;

      o Pfizer Inc., which potentially competes in clinical trials with our kinase inhibitors;

      o Biogen Idec Inc. and Genzyme Corporation, both of which are generally developing drugs that address the oncology and immunology markets; and

      o Centocor, Inc., which potentially competes with certain of our proprietary programs including our oral anti-inflammatory programs.

Many of these companies have considerably greater financial, technical and marketing resources than we do. We also experience competition from universities and other research institutions, and in some instances, we compete with others in acquiring technology from these sources. The pharmaceutical industry has undergone, and is expected to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technical advances in the field are made and become more widely known. The development of products, including generics, or processes by our competitors with significant advantages over those that we are seeking to develop could cause the marketability of our products to stagnate or decline.

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

In addition, certain legislative and regulatory changes to the healthcare system could impact the pricing of our products. Effective January 1, 2006, Medicare prescription drug coverage legislation authorizes the Centers for Medicare & Medicaid Services to implement a new Medicare, Part D coverage benefit for prescription drugs.

While numerous factors may influence the impact that the drug program may have on us, the most significant factors are:

      (a) not all drugs in a class may be covered under the program;

      (b) payment levels under the new Medicare program may be lower than the previous Medicare payment levels;

      (c) Medicare patients will have to pay co-insurance and this may influence which products are recommended by physicians and selected by patients;

      (d) enrollment in the program is mandatory for those who are dually eligible for both Medicaid and Medicare;

      (e) there is no assurance that our drugs will be recognized under the new Medicare Part D program for outpatient prescription drugs or paid at levels that reflect current or historical levels;

      (f) each Part D plan must review our drugs for addition to their formulary and there may be some lag time before being added to each plan's formulary, if added at all; and

      (g) federal Medicare proposals, along with State Medicaid drug payment changes and healthcare reforms could also lower payment for our products.

Our results of operations could be materially adversely affected by the reimbursement changes emerging in 2007 and beyond from the Medicare prescription drug coverage legislation. To the extent that private insurers such as Blue Cross and Blue Shield or managed care programs follow Medicaid coverage and payment developments, the adverse effects of lower Medicare payment may be magnified by private insurers adopting lower payment. Additionally, some states have enacted health care reform legislation. Further federal and state developments are possible. The impact of proposed legislation and other reforms is unclear, but it may result in pricing and reimbursement restrictions, which could adversely impact our revenues.

CHANGES IN OUR EFFECTIVE INCOME TAX RATE COULD REDUCE OUR EARNINGS.

Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock options and other share-based payments, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, challenges to our transfer pricing, the outcome of IRS exams and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have a negative impact on our results of operations.

OUR OPERATIONS MAY BE IMPACTED BY CURRENCY FLUCTUATIONS THAT MAY CAUSE OUR EARNINGS TO FLUCTUATE AND ADVERSELY AFFECT OUR STOCK PRICE.

Fluctuations in the value of the U.S. dollar against foreign currencies could impact our earnings. We anticipate utilizing foreign currency forward contracts to manage foreign currency risk and not to engage in currency speculation. We would use these forward contracts to hedge certain forecasted transactions denominated in foreign currencies. Our hedging efforts would reduce but not eliminate our anticipated exposure to currency fluctuations. Any significant foreign exchange rate fluctuations within a short period of time could still adversely affect our financial condition and results of operations.

WE MAY EXPERIENCE AN ADVERSE MARKET REACTION IF WE ARE UNABLE TO MEET OUR FINANCIAL REPORTING OBLIGATIONS.

Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements in our financial reporting. Such misstatements may result in litigation and/or negative publicity and possibly cause an adverse market reaction that may negatively impact our growth plans and the value of our common stock or debt securities obligations.

ACCOUNTING PRONOUNCEMENTS MAY AFFECT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

There may be new accounting pronouncements or regulatory rulings, which may have an affect on our future financial position and results of operations. For example, in December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment," which supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and requires companies to recognize compensation expense, using a fair-value based method, for costs related to share-based payments including stock options and stock issued under our employee stock plans. We have adopted SFAS 123R using the modified prospective application method on January 1, 2006. Our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2007 and subsequent years, as well as a number of complex and subjective valuation assumptions and the related tax impact. These valuation assumptions include, but are not limited to, the volatility of our stock price and employee stock option exercise behaviors.

THE PRICE OF OUR COMMON STOCK MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY MAKE IT DIFFICULT FOR YOU TO SELL THE COMMON STOCK WHEN YOU WANT OR AT PRICES YOU FIND ATTRACTIVE.

There has been significant volatility in the market prices for publicly traded shares of biopharmaceutical companies, including ours. We expect that the market price of our common stock will continue to fluctuate. The split-adjusted intra-day price of our common stock fluctuated from a high of $60.12 per share to a low of $31.51 per share in 2006. On December 31, 2006, our common stock closed at a price of $57.53 per share. The price of our common stock may not remain at or exceed current levels. The following key factors may have an adverse impact on the market price of our common stock:

      o results of our clinical trials or adverse events associated with our marketed products;

      o announcements of technical or product developments by our competitors;

      o     market conditions for pharmaceutical and biotechnology stocks;

      o     market conditions generally;

      o     governmental regulation;

      o     new accounting pronouncements or regulatory rulings;

      o     health care legislation;

      o public announcements regarding medical advances in the treatment of the disease states that we are targeting;

      o     patent or proprietary rights developments;

      o changes in pricing and third-party reimbursement policies for our products;

      o     fluctuations in our operating results;

      o the outcome of litigation involving our products or processes related to production and formulation of those products or uses of those products; or

      o     competition.

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

THE NUMBER OF SHARES OF OUR COMMON STOCK ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

Future sales of substantial amounts of our common stock or debt or other securities convertible into common stock could adversely affect the market price of our common stock. As of December 31, 2006, there were outstanding stock options and warrants for 37,490,340 shares of common stock, of which 28,013,548 were currently vested and exercisable at an exercise price range between $0.04 per share and $59.01 per share, with a weighted average exercise price of $16.97 per share. In addition, in June 2003, we issued $400.0 million of unsecured convertible notes that are currently convertible into 33,014,519 shares of our common stock at the conversion price of $12.1125. The conversion of some or all of these notes will dilute the ownership interest of existing stockholders.

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

AVAILABLE INFORMATION

Our current reports on Form 8-K, quarterly reports on Form 10-Q and Annual Reports on Form 10-K are electronically filed with or furnished to the Securities and Exchange Commission, or SEC, and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (HTTP://WWW.CELGENE.COM) as soon as reasonably practicable after such filing. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report. The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Summit, New Jersey on approximately 45 acres of land and consist of several buildings, which house our administrative, sales, marketing and research functions. This facility was purchased in 2004 and should accommodate our needs for the foreseeable future.

We own a site in Neuchatel, Switzerland where we are constructing our European headquarters and a drug product manufacturing facility to perform formulation, encapsulation, packaging, warehousing and distribution. The site is scheduled for completion during 2007. In December 2006, we purchased an API manufacturing facility from Siegfried located in Zofingen, Switzerland. The API facility has the capability to produce multiple drug substances and initially will be used to produce REVLIMID(R) API to supply global markets. The facility may also be used to produce drug substance for our future drugs and drug candidates.

We occupy the following facilities under lease arrangements that have remaining lease terms greater than one-year. Under these lease arrangements, we also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

      o 73,500-square feet of laboratory and office space in Warren, New Jersey. The two leases for this facility have terms ending in May 2007 and July 2010, respectively, and each has two five-year renewal options. We expect to renew the lease expiring in May 2007 for an additional five-year term. Annual rent for these facilities is approximately $1.0 million.

      o 78,202-square feet of laboratory and office space in San Diego, California. The lease for this facility has a term ending in August 2012 with one five-year renewal option. Annual rent for this facility is approximately $2.0 million and is subject to specified annual rental increases.

      o 20,234-square feet of office and laboratory space in Cedar Knolls, New Jersey. The leases for this facility have terms ending between October 2007 and April 2009 with renewal options ranging from either one or two additional five-year terms. We expect to renew the lease expiring in October 2007 for an additional five-year term. Annual rent for this facility is approximately $0.3 million and is subject to specified annual rental increases.

      o 11,000-square feet of office and laboratory space in Baton Rouge, Louisiana. The lease for this facility has a term ending in May 2008 with one three-year renewal option. Annual rent for this facility is approximately $0.1 million.

We also lease a number of offices under various lease agreements in Europe, Australia and Japan. The minimum annual rents may be subject to specified annual rent increases. At December 31, 2006, the non-cancelable lease terms for these operating leases expire at various dates between 2007 and 2015 and in some cases include renewal options.

ITEM 3. LEGAL PROCEEDINGS

Barr Laboratories, Inc., a generic drug manufacturer located in Pomona, New York, filed an ANDA for the treatment of ENL in the manner described in our label and seeking permission from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID(R). Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a "Paragraph IV certification") challenging the validity or infringement of a patent listed in the FDA's Orange Book four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On or after December 5, 2006, Barr mailed notices of Paragraph IV certifications alleging that the following patents listed for THALOMID(R) in the Orange Book are invalid, unenforceable, and/or not infringed: U.S. Patent Nos. 6,045,501 ("the '501 patent"), 6,315,720 ("the '720 patent"), 6,561,976 ("the '976 patent"), 6,561,977 ("the '977 patent"),
6,755,784 ("the '784 patent"), 6,869,399 ("the '399 patent"), 6,908,432 ("the
'432 patent"), and 7,141,018 ("the '018 patent"). The '501, '976, and '432 patents do not expire until August 28, 2018, while the remaining patents do not expire until October 23, 2020. On January 18, 2007, we filed an infringement action in the United States District Court of New Jersey against Barr. We intend to vigorously enforce our rights under these patents. If the ANDA is approved by the FDA, and Barr is successful in challenging our patents listed in the Orange Book for THALOMID(R), Barr would be permitted to sell a generic thalidomide product.

On August 19, 2004, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALIN(TM). The notification letters contend that United States Patent Nos. 5,908,850, or '850 patent, and 6,355,656, or '656 patent, were invalid. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or '530 patent, in the Orange Book in association with the FOCALIN(TM) NDA. The original 2004 action asserted infringement of the '850 patent. Teva amended its answer during discovery to contend that the '850 patent was not infringed by the filing of its ANDA, and that the '850 patent is not enforceable due to an allegation of inequitable conduct. Fact discovery expired on February 28, 2006. At about the time of the filing of the '850 patent infringement action, reexamination proceedings for the '656 patent were initiated in the U.S. PTO. Recently, the U.S. PTO sent to us a Notice of Intent to Issue Ex Parte Reexamination Certificate. On December 21, 2006, Celgene and Novartis filed an action in the United States District Court of New Jersey against Teva for infringement of the '656 patent. As a related case, the '656 patent infringement action has been assigned to the same judge assigned to the '850 patent infringement action who consolidated it with the previously pending '850 patent infringement action. No trial date has been set. The statutory 30-month stay of FDA approval of Teva's ANDA expired on January 9, 2007. If Teva goes to market with a generic version of FOCALIN(TM) prior to trial, or successfully defends against both patents, our sales of FOCALIN(TM) to Novartis could be significantly reduced. The '530 patent is not part of the patent infringement action against Teva. The proceeding does not involve an ANDA for FOCALIN XR(TM).

On December 4, 2006, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Abrika Pharmaceuticals, Inc. and Abrika Pharmaceuticals, LLP, in response to a notice of a Paragraph IV certification made by Abrika Pharmaceuticals, Inc. in connection with the filing of an ANDA for RITALIN LA(TM). The notification letter contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and are not infringed by the proposed Abrika products. On December 6, 2006, we and Novartis filed a second identical action in the United States District Court for the District of Delaware as a protective suit and intended to serve the complaint and summons only in the event that personal jurisdiction in New Jersey was successfully challenged by Abrika. Abrika filed an answer and counterclaim in the Delaware court on December 8, 2006. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement and unenforceability. We and Novartis have moved the Delaware court to strike Abrika's answer and counterclaim without prejudice to refiling if the complaint is later served, or to stay the action pending a determination of personal jurisdiction in the New Jersey court. The motion is fully briefed and awaiting a decision by the court. Abrika has moved to dismiss the New Jersey action or to transfer it to the Delaware court. We and Novartis have been granted leave to take discovery from Abrika prior to filing an opposition brief. The motion is scheduled to be fully briefed by March 26, 2007. Neither the Delaware court nor the New Jersey court has set a date for trial. If we are unsuccessful in defending our patents by a Court of final decision, Novartis' sales of RITALIN LA(TM) could be significantly reduced in the United States by the entrance of a generic RITALIN LA(TM) product, consequently reducing our revenue from royalties associated with these sales.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      MARKET PRICE OF DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol "CELG." The following table sets forth, for the periods indicated, the split-adjusted intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

        ----------------------------------------------------------------
                                                 HIGH               LOW
                                                -------------------------
        2006
        Fourth Quarter                          $60.12            $41.68
        Third Quarter                            49.41             39.31
        Second Quarter                           48.40             36.02
        First Quarter                            44.22             31.51


        2005
        Fourth Quarter                           $32.68           $22.59
        Third Quarter                             29.41            19.77
        Second Quarter                            21.62            16.60
        First Quarter                             17.62            12.35
        ----------------------------------------------------------------

Comparison of five-year cumulative total return among Celgene
Corporation, the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index is included in this filing as Exhibit 99.1

(B) HOLDERS

The last reported sales price per share of common stock on the NASDAQ Global Select Market on February 22, 2007 was $54.87. As of January 29, 2007, there were approximately 165,518 holders of record of our common stock.

(C) DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(D) EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2006:

--------------------------------------------------------------------------------------------------------------------
                                                                                             NUMBER OF SECURITIES
                                            NUMBER OF SECURITIES                            REMAINING AVAILABLE FOR
                                             TO BE ISSUED UPON       WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                                EXERCISE OF          EXERCISE PRICE OF    EQUITY COMPENSATION PLANS,
                                            OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,      EXCLUDING SECURITIES
              PLAN CATEGORY                 WARRANTS AND RIGHTS     WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A)
                                                    (A)                     (B)                       (C)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
  security holders                                 35,237,965                 $18.89                   22,042,287
Equity compensation plans not approved
  by security holders                               2,252,375                 $ 4.45                       -
                                              -------------------------------------------------------------------
Total                                              37,490,340                 $18.02                   22,042,287
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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 and the Consolidated Balance Sheet data as of December 31, 2006 and 2005 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 and the Consolidated Balance Sheet data as of December 31, 2004, 2003 and 2002 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report. Our historical results are not necessarily indicative of future results of operations.

--------------------------------------------------------------------------------------------------------------
                                                                      YEARS ENDED DECEMBER 31,
IN THOUSANDS, EXCEPT PER SHARE DATA               2006         2005          2004         2003          2002
--------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
  Total revenue                                $ 898,873    $ 536,941     $ 377,502    $ 271,475     $ 135,746
  Costs and operating expenses                   724,182      453,357       334,774      274,124       250,367
                                               ---------------------------------------------------------------
  Operating income (loss)                        174,691       83,584        42,728       (2,649)     (114,621)
                                               ---------------------------------------------------------------
  Interest and investment income, net             40,352       24,557        28,340       21,760        22,976
  Equity in losses of affiliated companies         8,233        6,923            --        4,392            --
  Interest expense                                 9,417        9,497         9,551        5,667            27
  Other income (expense), net                      5,502       (7,509)        1,654       16,609            82
                                               ---------------------------------------------------------------
  Income (loss) before tax                       202,895       84,212        63,171       25,661       (91,590)
                                               ---------------------------------------------------------------
  Income tax provision (benefit)                 133,914       20,556        10,415          718           (98)
                                               ---------------------------------------------------------------
  Income (loss) from continuing
   operations                                     68,981       63,656        52,756       24,943       (91,492)
                                               ---------------------------------------------------------------
  Discontinued operations:
   Gain on sale of chiral assets                      --           --            --          750         1,000
                                               ---------------------------------------------------------------
   Net income (loss)                           $  68,981    $  63,656     $  52,756    $  25,693     $ (90,492)
                                               ===============================================================

--------------------------------------------------------------------------------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
                                                    2006         2005          2004         2003          2002
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
 per common share(1):
 Basic                                         $    0.20    $    0.19     $    0.16    $    0.08     $   (0.30)
 Diluted                                       $    0.18    $    0.18     $    0.15    $    0.07     $   (0.30)
Net income (loss) per common share (1):
 Basic                                         $    0.20    $    0.19     $    0.16    $    0.08     $   (0.29)
 Diluted                                       $    0.18    $    0.18     $    0.15    $    0.08     $   (0.29)

 Weighted average shares(1):
 Basic                                           352,217      335,512       327,738      323,548       309,348
 Diluted                                         407,181      390,585       345,710      341,592       309,348
--------------------------------------------------------------------------------------------------------------

(1) Amounts have been adjusted for the two-for-one stock splits effected in February 2006 and October 2004.

----------------------------------------------------------------------------------------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
IN THOUSANDS                                   2006            2005            2004            2003            2002
----------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS DATA
  Cash, cash equivalents and marketable
  securities                               $ 1,982,220     $   724,260     $   748,537     $   666,967     $   261,182
Total assets                                 2,735,791       1,258,313       1,107,293         813,026         336,795
  Convertible notes                            399,889         399,984         400,000         400,000              --
  Accumulated deficit                         (101,773)       (170,754)       (234,410)       (287,166)       (312,859)
  Stockholders' equity                       1,976,177         635,775         477,444         331,744         286,206
----------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We are a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our lead products are:
REVLIMID(R) (lenalidomide), which was approved by the U.S. Food and Drug Administration, or FDA, in December 2005 for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities and in June 2006 for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy; and, THALOMID(R) (thalidomide), which gained FDA approval in May 2006 for treatment in combination with dexamethasone of newly diagnosed multiple myeloma patients and which is also approved in erythema nodosum leprosum, an inflammatory complication of leprosy. Over the past several years, our total revenues have increased led by REVLIMID(R) and THALOMID(R) sales growth. This growth has enabled us to make substantial investments in research and development and thus, advance our broad portfolio of drug candidates in our product pipeline, including our IMiDs(R) compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties. We believe that the commercial potential of REVLIMID(R) and THALOMID(R), the depth of our product pipeline, near-term regulatory activities and clinical data reported both at major medical conferences and in peer-reviewed publications provide the catalysts for our future growth.

FACTORS AFFECTING FUTURE RESULTS

Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products and product candidates, the timing and market acceptance of new products launched by us or competing companies, the timing of research and development milestones, challenges to our intellectual property and our ability to control costs. See also the Risk Factors discussion contained in Part I, Item 1A. Some of the more salient factors that we are focused on include: the ability of REVLIMID(R) to successfully penetrate relevant markets; our ability to advance clinical and regulatory programs and competitive risks.

THE ABILITY OF REVLIMID(R) TO SUCCESSFULLY PENETRATE RELEVANT MARKETS: Our REVLIMID(R) launch strategy has included among otheR things: registering physicians in the RevAssist(R) program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID(R); partnering with contracted pharmacies to ensure, to the maximum extent possible, safe and rapid distribution of REVLIMID(R); and, transitioning previously treated multiple myeloma patients from our expanded access program, which provided patients with free access to REVLIMID(R), to commercial paying patients as a result of the June 2006 approval in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. While these initiatives appear to have resulted in a highly visible and successful product launch, we remain focused on ensuring REVLIMID(R)'s continued market penetration in both multiple myeloma and MDS. We do not have long-term data on the use of the product and cannot predict whether REVLIMID(R) will gain widespread acceptance, which will mostly depend on the acceptance of regulators, physicians, patients, payors and opinion leaders. The success of REVLIMID(R) will also depend, in part, on prescription drug coverage by government health agencies, commercial and employer health plans, and other third-party payors. As an oral cancer agent, REVLIMID(R) qualifies as a Medicare, Part D drug. Each Part D plan will review REVLIMID(R) for addition to their formulary. As with all new products introduced into the market, there may be some lag time before being added to each plan's formulary, which may impact our commercial performance.

THE ABILITY TO ADVANCE REGULATORY AND CLINICAL PROGRAMS: Obtaining international regulatory approvals beginning with Europe is a key component of our continued growth strategy. We currently have two REVLIMID(R) Marketing Authorization Applications, or MAA's, under review by the European Medicines Agency, or EMEA. The MAAs seek approval to market REVLIMID(R) in both multiple myeloma and MDS with the 5q chromosomal deletion. The timing of European approval is unpredictable. Moreover, the period of time it takes to obtain pricing and reimbursement approvals in each country could further delay our international growth strategy.

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

COMPETITIVE RISKS: While competition could limit REVLIMID(R) and THALOMID(R) sales, we do not believe that competing products would eliminate their use entirely. Moreover, while generic competitors could seek to challenge our THALOMID(R) franchise, we own intellectual property which includes, for example, U.S. patents covering our S.T.E.P.S.(R) distribution program for the safe distribution and appropriate use of thalidomide, which all physicians, patients and pharmacies prescribing, receiving or dispensing thalidomide in the United States must follow. We also have exclusive rights to several issued patents covering the use of THALOMID(R) in oncology and other therapeutic areas.

COMPANY BACKGROUND

o In 1986, we were spun off from Celanese Corporation and, in July 1987, we completed an initial public offering. Initially, our operations involved research and development of chemical and biotreatment processes for the chemical and pharmaceutical industries. Between 1990 and 1998, our revenues were derived primarily from the development and supply of chirally pure intermediates to pharmaceutical companies for use in new drug development. By 1998, sales of chirally pure intermediates became a less integral part of our strategic focus and, in January 1998, we sold the chiral intermediates business to Cambrex Corporation.

o In July 1998, we received approval from the FDA to market THALOMID(R) for the treatment and suppression of ENL, an inflammatory complication of leprosy. Sales of THALOMID(R) have grown significantly each year since then. In 2004, 2005 and 2006 we recorded net THALOMID(R) sales of $308.6 million, $387.8 million and $433.0 million, respectively.

o In April 2000, we entered into a development and license agreement with Novartis Pharma AG in which we granted to Novartis an exclusive worldwide license to further develop and market FOCALIN(TM), our chirally pure version of RITALIN(R). The agreement provided for significant upfront and milestone payments to us based on the achievement of various stages in the regulatory approval process. Under the agreement, we sell FOCALIN(TM) to Novartis as well as receive royalties on all of Novartis' sales of FOCALIN XR(TM) and RITALIN(R) family of ADHD-related products.

o In August 2000, we acquired Signal Pharmaceuticals, Inc., d/b/a Celgene Research San Diego, a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease.

o In November 2001, we licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of our intellectual property covering thalidomide and S.T.E.P.S(R) in all countries outside of North America, Japan, China, Taiwan and Korea (see our references below to the December 2004 amendment with respect to these territories).

o In December 2002, we acquired Anthrogenesis Corp., a privately held biotherapeutics company developing processes for the recovery of stem cells from human placental tissue following the completion of a successful full-term pregnancy for use in stem cell transplantation, cancer, autoimmune diseases, regenerative medicine and biomaterials for organ and wound repair.

o In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN(R), or melphalan, a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. The agreement requires that we purchase ALKERAN(R) from GSK and distribute the products in the United States under the Celgene label. The agreement has been extended through March 31, 2009.

o In October 2004, we acquired Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R). Through manufacturing agreements acquired in the transaction, we are able to control manufacturing for THALOMID(R) worldwide. In the transaction, we also acquired a product supply agreement to exclusively supply Pharmion with thalidomide, thereby enabling us to increase our participation in thalidomide sales in key international markets. Subsequently, in December 2004, we amended the thalidomide supply agreement with Pharmion and granted them license rights in additional territories. As amended, the territory licensed to Pharmion is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China other than Hong Kong.

o In December 2005, the FDA approved REVLIMID(R) for the treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities and, in June 2006, the FDA approved REVLIMID(R) for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In May 2006, we also received an additional approval from the FDA to market THALOMID(R) for treatment in combination with dexamethasone of newly diagnosed multiple myeloma.

o In November 2006, we issued an additional 20,000,000 shares of our common stock at a public offering price of $51.60 per share with gross proceeds of $1.032 billion and proceeds, net of the underwriters' discount, of $1.006 billion.

o In December 2006, we purchased an API manufacturing facility and certain assets and liabilities from Siegfried located in Zofingen, Switzerland. The API facility has the capability to produce multiple drug substances and initially will be used to produce REVLIMID(R) API to supply global markets. The facility also may be used to produce drug substance for our future drugs and drug candidates.

RESULTS OF OPERATIONS -
FISCAL YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

TOTAL REVENUE: Total revenue and related percentages for the years ended December 31, 2006, 2005 and 2004, were as follows:

-------------------------------------------------------------------------------------
                                                                      % CHANGE
                                                               ----------------------
                                                                   2005        2004
                                                                    TO          TO
(IN THOUSANDS $)               2006        2005        2004        2006        2005
-------------------------------------------------------------------------------------
Net product sales:
   REVLIMID(R)               320,558       2,862          --         N/A         N/A
   THALOMID(R)               432,950     387,816     308,577        11.6%       25.7%
   ALKERAN(R)                 50,337      49,748      16,956         1.2%      193.4%
   FOCALIN(TM)                 7,340       4,210       4,177        74.3%        0.8%
   Other                         420         989         861       (57.5)%      14.9%
                            --------------------------------
Total net product sales     $811,605    $445,625    $330,571        82.1%       34.8%
Collaborative agreements
   and other revenue          18,189      41,334      20,012       (56.0)%     106.5%
Royalty revenue               69,079      49,982      26,919        38.2%       85.7%
                            --------------------------------
Total revenue               $898,873    $536,941    $377,502        67.4%       42.2%
=====================================================================================

NET PRODUCT SALES:

2006 COMPARED TO 2005: REVLIMID(R) net sales recorded in 2005 related to initial stocking at certain contracted pharmacies following the product's approval on December 27, 2005. REVLIMID(R) net sales grew consistently each quarter in 2006 driven primarily by the additional approval in June 2006 for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy. Also contributing to the 2006 sales growth was the impact of transitioning patients from our expanded access program, which provided patients with free access to REVLIMID(R), to commercial paying patients. Multiple myeloma accounted for approximately 56% of all commercial dispenses during 2006, followed by MDS, which accounted for approximately 38% of all commercial dispenses, and a broad range of other cancer indications accounted for the remaining commercial dispenses. In Europe, we have made REVLIMID(R) available under a Named Patient Program, or NPP, which offers European patients in need access to REVLIMID(R) on a compassionate use basis while the European Medicines Agency, or EMEA, reviews our application seeking approval to market REVLIMID(R) as a treatment for multiple myeloma and MDS. NPP sales totaled 7.8% of total REVLIMID(R) net sales during 2006. We expect continued incremental benefit from the named patient sales leading up to a potential European approval in 2007.

Supported by the FDA's approval of newly diagnosed multiple myeloma and newly presented data, THALOMID(R) net sales were higher in 2006, compared to 2005. Price increases implemented as we continue to move towards a cost of therapy pricing structure as opposed to a price per milligram basis also contributed to the increase. Sales volumes decreased due to continued average daily dose declines as well as a small decrease in the total number of prescriptions. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns and distributor chargebacks, partially offset by lower Medicaid rebate accruals, which are recorded based on historical data.

ALKERAN(R) net sales were slightly higher in 2006, compared to 2005. ALKERAN(R) sales benefited from an increase in ALKERAN(R) tablet sales volumes, as well as price increases implemented during 2006, particularly in ALKERAN(R) IVs (i.e., injectables). Largely offsetting the increase in sales were higher gross to net sales accruals for sales returns and distributor chargebacks.

Sales of FOCALIN(TM), which is sold exclusively to Novartis and is dependent on the timing of orders from Novartis for their commercial distribution, were higher in 2006, compared to 2005, due to increased end-market demand.

2005 COMPARED TO 2004: THALOMID(R) net sales were higher in 2005, as compared to 2004, primarily due to price increases implemented as we moved towards a cost of therapy pricing structure as opposed to a price per milligram. Sales volumes decreased due to lower average daily doses; however, the total number of prescriptions for 2005 remained essentially flat when compared to the prior year period. Partially offsetting the increase in THALOMID(R) sales were higher gross to net sales accruals for sales returns, Medicaid rebates and distributor chargebacks, which are recorded based on historical data.

Focalin(TM) net sales, which are dependent on the timing of orders from Novartis for their commercial distribution, were essentially flat when compared to the prior year period. ALKERAN(R) net sales were higher in 2005, as compared to 2004, due to price increases implemented during 2005 and an increase in sales volumes.

ALKERAN(R) use in combination therapies for the treatment of hematological diseases continued to grow driven by clinical data reported at major medical conferences around the world. Also contributing to the increase in ALKERAN(R) sales volumes was the resolution of supply disruptions experienced in 2004, which resolution led to more consistent supplies of ALKERAN(R) for injection and consequently more consistent end-market buying patterns.

REVLIMID(R) was approved by the FDA on December 27, 2005 and the first commercial sales were recorded relating to initial stocking at certain contracted pharmacies that were registered under the RevAssist(R) program.

GROSS TO NET SALES ACCRUALS: We record gross to net sales accruals for sales returns, sales discounts, Medicaid rebates and distributor charge-backs and service fees. Allowance for sales returns are based on the actual returns history for consumed lots and the trend experience for lots where product is still being returned. Sales discounts accruals are based on payment terms extended to customers. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization. Distributor charge-back accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on contractual fees to be paid to the wholesale distributor for services provided. See Critical Accounting Policies for further discussion.

Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2006, 2005 and 2004 were as follows:

---------------------------------------------------------------------------------------------------------------
                                                Returns                               Distributor
(IN THOUSANDS $)                                 and                       Medicaid   chargebacks
                                              allowances    Discounts       rebates   and services      Total
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003                  $   8,368     $     657     $   4,200     $     889     $  14,114
 Allowances for sales during 2004                16,279         7,420        15,780        14,976        54,455
 Allowances for sales during prior periods           --            28            --            --            28
 Credits issued for prior year sales             (6,221)         (685)       (2,880)         (607)      (10,393)
 Credits issued for sales during 2004            (8,826)       (6,583)      (11,566)      (11,537)      (38,512)
                                              -----------------------------------------------------------------
Balance at December 31, 2004                  $   9,600     $     837     $   5,534     $   3,721     $  19,692
 Allowances for sales during 2005                19,476        10,948        35,009        35,926       101,359
 Allowances for sales during prior periods        1,780            --            89            --         1,869
 Credits issued for prior year sales            (11,380)         (834)       (5,623)       (3,264)      (21,101)
 Credits issued for sales during 2005           (14,459)       (9,504)      (14,049)      (29,605)      (67,617)
                                              -----------------------------------------------------------------
Balance at December 31, 2005                  $   5,017     $   1,447     $  20,960     $   6,778     $  34,202
 Allowances for sales during 2006                23,944        18,847        22,353        57,750       122,894
 Allowances for sales during prior periods       30,607            34            --            --        30,641
 Credits issued for prior year sales            (35,624)       (1,481)      (20,357)       (6,315)      (63,777)
 Credits issued for sales during 2006           (14,464)      (16,551)      (15,488)      (47,580)      (94,083)
                                              -----------------------------------------------------------------
Balance at December 31, 2006                  $   9,480     $   2,296     $   7,468     $  10,633     $  29,877
===============================================================================================================

2006 COMPARED TO 2005: Sales returns allowances increased in 2006, compared to 2005, primarily due to unusually high THALOMID(R) returns from one specific large retail pharmacy chain, which occurred during the first half of 2006. The returns from this customer were the results of its efforts to more aggressively manage inventory, our package configuration which required pharmacies to purchase full cartons of up to ten sleeves of THALOMID(R) capsules with each order and S.T.E.P.S. (R) related restrictions, which limited the customer's ability to transfer inventories between its locations. For the past several years, we have experienced sales returns of approximately 4% of sales. As a result of the higher returns activity during the first half of 2006, we recorded additional allowances to increase our reserve to approximately 9% of all estimated THALOMID(R) pharmacy inventories. In addition, we introduced single sleeve units, beginning June 7, 2006 (rather than requiring full carton purchases) and we amended our product returns policy to include a product returns handling fee. These measures have been designed to allow customers to more effectively manage their inventories, since they can now order smaller quantities, as well as limit our product returns exposure. Also, contributing to the increase in sales returns allowances, but to a lesser extent, were higher returns of expired ALKERAN(R) IV product.

Sales discounts increased in 2006, compared to 2005, due to higher net sales. Medicaid rebate allowances decreased in 2006, compared to 2005, primarily due to the impact of the new Medicare, Part D legislation, which became effective January 1, 2006. As a result of the new legislation many patients who had been eligible to receive THALOMID(R) through Medicaid coverage are now covered under Medicare, Part D. Partially offsetting the THALOMID(R) decrease are Medicaid rebate allowances included in 2006 for REVLIMID(R) sales. Distributor chargebacks increased in 2006, compared to 2005, primarily due to THALOMID(R) price increases, which increase the differential between annual contract pricing available to federally funded healthcare providers and our wholesale acquisition cost. Also contributing to the increase in distributor chargeback allowances was an increase in ALKERAN(R) IV sales to certain public health services, or PHS, contract eligible customers and an inclusion of accruals for REVLIMID(R) sales.

2005 COMPARED TO 2004: Sales returns and sales discounts allowances increased in 2005, compared to 2004, primarily due to higher net sales. Medicaid rebate and distributor chargeback accruals increased in 2005, compared to 2004, due to higher sales volumes and price increases. As a result of THALOMID(R) price increases, the Medicaid unit rebate amount for 2005 increased as a percentage of gross product sales, as compared to the accrual for 2004. As in the case of Medicaid rebate accruals, the THALOMID(R) price increases resulted in higher distributor chargeback accruals in 2005, as compared to 2004.

OTHER REVENUES:

2006 COMPARED TO 2005: Revenues from collaborative agreements and other sources totaled $18.2 million in 2006, compared to $41.3 million in 2005. The decrease was primarily due to the inclusion in 2005 of a $20.0 million milestone payment received from Novartis relating to the FDA marketing approval for Focalin XR(TM).

Royalty revenue totaled $69.1 million in 2006 and primarily consisted of $67.3 million received from Novartis on sales of their entire family of Ritalin(R) drugs and FOCALIN XR(TM). Royalty revenue was $50.0 million in 2005 and included $48.5 million from sales of Novartis' Ritalin(R) family of drugs and FOCALIN XR(TM). Royalty revenues from Novartis increased primarily due to higher FOCALIN XR(TM) product sales.

2005 COMPARED TO 2004: Revenues from collaborative agreements and other sources totaled $41.3 million in 2005, compared to $20.0 million in 2004. The increase was primarily due to a $20.0 million milestone payment from Novartis reflected in 2005 for the FOCALIN XR(TM) approval while, in 2004, we received a $7.5 million milestone payment related to the FOCALIN XR(TM) NDA submission. Also contributing to the increase were higher Pharmion collaboration related revenues in 2005.

Royalty revenue totaled $50.0 million in 2005 and included $48.5 million from sales of Novartis' Ritalin(R) family of drugs and FOCALIN XR(TM), which gained FDA approval on May 27, 2005. Royalty revenue was $26.9 million in 2004 and consisted primarily of royalties received from Novartis strictly on sales of their RITALIN(R) family of drugs.

COST OF GOODS SOLD: Cost of goods sold and related percentages for the years ended December 31, 2006, 2005 and 2004 were as follows:

-------------------------------------------------------------------------------
(IN THOUSANDS $)                          2006           2005          2004
-------------------------------------------------------------------------------

Cost of goods sold                     $  125,892     $   80,727    $   59,726

Increase from prior year               $   45,165     $   21,001    $    6,776

Percentage increase from prior year          55.9%          35.2%         12.8%

Percentage of net product sales              15.5%          18.1%         18.1%
===============================================================================

2006 COMPARED TO 2005: Cost of goods sold were higher in 2006, compared to 2005, primarily due to higher ALKERAN(R) costs. ALKERAN(R) costs tend to experience variability depending on the purchase price of the specific units sold during a given period. Also contributing to the increase in cost of goods sold were higher royalties on THALOMID(R) as a result of higher net sales and the inclusion of costs associated with REVLIMID(R) sales. Cost of goods sold as a percentage of net product sales were lower in 2006, compared to 2005 primarily due to the impact of REVLIMID(R) sales, which have a lower per unit cost than THALOMID(R), partially offset by higher ALKERAN(R) costs.

2005 COMPARED TO 2004: Cost of goods sold were higher in 2005, as compared to 2004, primarily due to higher royalties on THALOMID(R) net sales and higher ALKERAN(R) costs as a result of higher sales volumes. As a percentage of net product sales, cost of goods sold in 2005 were in line with 2004.

RESEARCH AND DEVELOPMENT: Research and development expenses and related percentages for the years ended December 31, 2006, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS $)                          2006           2005           2004
--------------------------------------------------------------------------------
Research and development expenses      $  258,621     $  190,834     $  160,852

Increase from prior year               $   67,787     $   29,982     $   38,152

Percentage increase from prior year          35.5%          18.6%          31.1%

Percentage of total revenue                  28.8%          35.5%          42.6%
================================================================================

2006 COMPARED TO 2005: Research and development expenses were higher in 2006, compared to 2005, primarily due to higher clinical research and development expenses, which among other things support multiple programs evaluating REVLIMID(R) and other IMiDs(R) across a broad range of hematological cancers, including multiple myeloma, MDS, chronic lymphocytic leukemia, non-Hodgkin's lymphoma, myelofibrosis and hemoglobinopathies; higher medical information and education expenses, which support educating and training the medical community on hematological cancers such as multiple myeloma and MDS; and higher expenses to support ongoing development of other compounds such as CC-4047, CC-11006, CC-10004, CC-11050 as well as our kinase and ligase inhibitor programs and placental-derived stem cell program. Included in 2006 was share-based compensation expense of $12.7 million resulting from the application of SFAS 123R, which became effective January 1, 2006.

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

Research and development expenses in 2006 consisted of $95.4 million spent on human pharmaceutical clinical programs; $109.1 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $40.8 million spent on biopharmaceutical discovery and development programs; and $13.3 million spent on placental stem cell and biomaterials programs. These expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID(R) and THALOMID(R), and for other compounds such as: CC-10004, our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-[alpha] and, which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; CC-4047, CC-11006 and CC-11050 which are currently either being evaluated in healthy volunteer Phase I clinical trials or for which Phase II clinical trials are planned or ongoing; and our kinase and ligase inhibitor programs as well as the placental stem cell program. In 2005, we spent $73.9 million on human pharmaceutical clinical programs; $69.1 million on other pharmaceutical programs; $36.9 million on biopharmaceutical discovery and development programs; and $10.9 million on placental stem cell and biomaterials programs. In 2004, we spent $67.0 million on human pharmaceutical clinical programs; $44.7 million on other human pharmaceutical programs; $40.6 million on biopharmaceutical discovery and development programs; and $8.6 million on placental stem cell and biomaterials programs.

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

SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses and related percentages for the years ended December 31, 2006, 2005 and 2004 were as follows:

-----------------------------------------------------------------------------------------
(IN THOUSANDS $)                                   2006           2005           2004
-----------------------------------------------------------------------------------------
Selling, general and administrative expenses    $  339,669     $  181,796     $  114,196

Increase from prior year                        $  157,873     $   67,600     $   15,722

Percentage increase from prior year                   86.8%          59.2%          16.0%

Percentage of total revenue                           37.8%          33.9%          30.3%
=========================================================================================

2006 COMPARED TO 2005: Selling, general and administrative expenses were higher in 2006, compared to 2005 primarily due to $62.3 million of share-based compensation expense resulting from the application of SFAS 123R, which became effective January 1, 2006, $63.8 million of higher commercial expenses related to REVLIMID(R) sales and marketing efforts in the United States, increased spending related to the build-out of our international organization and contributions to independent non-profit third-party foundations and $30.5 million of higher general administrative expenses primarily related to personnel and professional and other outside service costs.

2005 COMPARED TO 2004: Selling, general and administrative expenses were higher in 2005, as compared to 2004, primarily due to the inclusion in 2005 of approximately $40.0 million of REVLIMID(R) pre-launch commercial expenses, such as global market research, marketing and educational programs and sales and marketing training and an increase of approximately $22.7 million in general administrative expenses resulting from higher professional and other miscellaneous outside service fees, higher personnel-related expenses, higher facility-related expenses and higher insurance costs, partially offset by lower THALOMID(R) and ALKERAN(R) related marketing expenses. Included in selling, general and administrative expenses in 2005 was $2.5 million of expense related to accelerated depreciation of leasehold improvements at four New Jersey locations being consolidated into our new corporate headquarters.

INTEREST AND INVESTMENT INCOME, NET: Interest and investment income, net increased $15.8 million in 2006, compared to 2005. The increase was due to higher average cash, cash equivalents and marketable securities balances, an increase in net realized gains from the sale of certain marketable securities and higher short-term interest rates. Included in 2006 and 2005 were other-than-temporary impairment losses on marketable securities available for sale of $3.8 million and $3.1 million, respectively. Interest and investment income, net decreased $3.8 million in 2005, compared to 2004 primarily due to the inclusion of the other-than-temporary impairment loss on marketable securities available for sale of $3.1 million in 2005.

EQUITY IN LOSSES OF AFFILIATED COMPANIES: Under the equity method of accounting, we recorded losses of $8.2 million in 2006, which included $6.8 million for our share of EntreMed losses. In 2005, we recorded equity method losses of $6.9 million, which included $1.6 million for our share of EntreMed losses and a charge of $4.4 million to write-down the value of the EntreMed investment ascribed to in-process research and development.

INTEREST EXPENSE: Interest expense was $9.4 million, $9.5 million and $9.6 million in 2006, 2005 and 2004, respectively, and primarily reflects interest expense and amortization of debt issuance costs on the $400 million convertible notes issued on June 3, 2003.

OTHER INCOME (EXPENSE), NET: Other income (expense), net was $5.5 million of income in 2006 and included foreign exchange gains of $5.5 million. Other income (expense), net was $7.5 million of expense in 2005 and primarily consisted of unrealized losses of $6.9 million for changes in the estimated value of our investment in EntreMed, Inc. warrants. Other income (expense), net was $1.7 million of income in 2004 and primarily consisted of $3.6 million of foreign exchange and other miscellaneous net gains, partially offset by an unrealized loss of $1.9 million for changes in the estimated value of our investment in EntreMed, Inc. warrants.

INCOME TAX PROVISION: The income tax provision for 2006 was $133.9 million and reflects tax expense impacted by certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses which include share-based compensation expense related to incentive stock options. The income tax provision for 2005 was $20.6 million and reflects tax expense impacted by certain expenses incurred outside the United States under an incentive tax holiday that expires in 2015 for which no tax benefit can be recorded. This was partially offset by the benefit from the elimination of valuation allowances totaling $42.6 million as of March 31, 2005, which was based on the fact that we determined it was more likely than not that certain benefits of our deferred tax assets would be realized. The income tax provision for 2004 was $10.4 million.

NET INCOME: Net income and per common share amounts for the years ended December 31, 2006, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      2006          2005          2004
--------------------------------------------------------------------------------
Net income                                  $ 68,981      $ 63,656      $ 52,756

Per common share amounts:
     Basic                                  $   0.20      $   0.19      $   0.16
     Diluted                                $   0.18(1)   $   0.18(1)   $   0.15
Weighted average shares:
     Basic                                   352,217       335,512       327,738
     Diluted                                 407,181       390,585       345,710
================================================================================

      Amounts have been adjusted for the two-for-one stock splits effected in February 2006 and October 2004.

(1) In computing diluted earnings per share, the numerator has been adjusted to add-back the after-tax amount of interest expense recognized in the year on our convertible debt.

2006 COMPARED TO 2005: Net income was higher in 2006, compared to 2005, primarily due to an increase in total revenues partially offset by $76.6 million of share-based compensation expense resulting from the application of SFAS 123R, which became effective January 1, 2006, inclusion in the 2005 period of the one-time benefit of $42.6 million recognized from the elimination of deferred tax asset valuation allowances and higher operating expenses in 2006.

2005 COMPARED TO 2004: Net income and per common share amounts were higher in 2005, as compared to 2004, primarily due to an increase in total revenues partially offset by higher operating expenses and other expenses recorded for changes in the estimated value of our investment in EntreMed, Inc. warrants, other-than-temporary impairment write-downs on available for sale securities and our share of equity losses of EntreMed, Inc.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating, investing and financing activities for the years ended December 31, 2006, 2005 and 2004 were as follows:

------------------------------------------------------------------------------------------------------
                                                                                 INCREASE (DECREASE)
                                                                              ------------------------
                                                                                 2005          2004
                                                                                  TO            TO
(IN THOUSANDS $)                     2006          2005           2004           2006          2005
------------------------------------------------------------------------------------------------------
Net cash provided by operating
activities                        $   83,561    $   41,917     $  155,939     $   41,644    $ (114,022)

Net cash provided by (used in)
investing activities              $    6,784    $ (103,131)    $  (92,636)    $  109,915    $  (10,495)

Net cash provided by financing
activities                        $1,221,246    $   52,631     $   16,002     $1,168,615    $   36,629
======================================================================================================

OPERATING ACTIVITIES: Net cash provided by operating activities increased in 2006, as compared to 2005, primarily due to higher earnings, excluding the effects of certain non-cash items including share-based compensation expense totaling $76.6 million recorded in 2006 in connection with our application of SFAS 123R beginning January 1, 2006, and lower income taxes paid in 2006, partially offset by higher working capital levels associated with the growth of our business and SFAS 123R requirements to classify excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) as financing cash flows in the Consolidated Statement of Cash Flows beginning in 2006. See working capital discussion below.

INVESTING ACTIVITIES: Net cash provided by investing activities in 2006 included $77.8 million from net sales of available-for-sale marketable securities, partially offset by $46.1 million of capital expenditures; $12.4 million for the purchase of an API manufacturing facility from Siegfried Ltd.; $7.4 million for investments in affiliated companies and $5.1 million for an investment in other non-marketable securities. Net cash used in investing activities in 2005 included $35.9 million of capital expenditures; $7.2 million for acquisition costs and working capital adjustments related to the October 2004 acquisition of Penn T; $49.5 million for net purchases of available-for-sale marketable securities; and $10.5 million from the exercise of warrants to purchase 7,000,000 shares of EntreMed common stock. Capital expenditures increased in 2006, compared to 2005, primarily due to the construction of a drug product manufacturing facility at our Neuchatel, Switzerland site and expansion of our corporate headquarters in Summit, New Jersey.

FINANCING ACTIVITIES: Net cash provided by financing activities in 2006 included $1.006 billion from our November 2006 public offering wherein we issued an additional 20,000,000 shares of our common stock at a public offering price of $51.60 per share. Prior to the adoption of SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Cash received from the exercise of employee stock options in 2006 was $113.1 million and the excess tax benefit recognized was $102.0 million. Net cash provided by financing activities in 2005 primarily reflects cash received from the exercise of employee stock options.

WORKING CAPITAL AND CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: Working capital and cash, cash equivalents and marketable securities for the years ended December 31, 2006, 2005 and 2004 were as follows:

----------------------------------------------------------------------------------------------
                                                                                     INCREASE
                                                                                    (DECREASE)
                                                                                    ----------
                                                                                       2005
                                                                                        TO
(IN THOUSANDS $)                                           2006          2005          2006
----------------------------------------------------------------------------------------------
Cash, cash equivalents and marketable securities        $1,982,220    $  724,260    $1,257,960
Other current assets and current liabilities, net(1)         8,749         6,354         2,395
                                                        --------------------------------------
Net working capital                                     $1,990,969    $  730,614    $1,260,355
==============================================================================================

(1) Includes accounts receivable, net of allowances, inventory, other current assets, accounts payable, accrued expenses, income taxes payable and other current liabilities.

ACCOUNTS RECEIVABLE, NET: Accounts receivable, net as of December 31, 2006 increased $49.9 million from December 31, 2005 as a result of higher net sales. Our days of sales outstanding, or DSO, as of December 31, 2006 improved by approximately nine days compared to December 31, 2005. The decrease in our DSO was primarily due to the collection of accounts receivables of certain large customers.

INVENTORY: Inventory as of December 31, 2006 increased $5.1 million from December 31, 2005 primarily due to increases in THALOMID(R) and REVLIMID(R) inventories partially offset by a decrease in ALKERAN(R) inventory. REVLIMID(R) and THALOMID(R) inventories increased as a result of the introduction of new formulations and packaging configurations to support the products' continued sales growth. ALKERAN(R) inventories tend to fluctuate depending on the purchase price of the specific units purchased during a given period.

OTHER CURRENT ASSETS: Other current assets as of December 31, 2006 increased $50.3 million from December 31, 2005 primarily due to an increase in prepaid expenses and in the amounts due from Novartis under the FOCALIN(R) license agreement. Prepaid expenses increased primarily due to inclusion of $31.6 million of prepaid taxes.

ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES: Accounts payable, accrued expenses and other current liabilities as of December 31, 2006 increased $32.8 million from December 31, 2005 primarily due to increases in accruals for management incentives, distributor chargebacks and sales returns.

INCOME TAXES PAYABLE: Income taxes payable increased $70.1 million during 2006 primarily from a current provision for income taxes of $189.4 million offset by a tax benefit on stock option exercises of $125.5 million.

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: We invest our excess cash primarily in money market funds and in highly liquid debt instruments of U.S. municipalities, corporations, and the U.S. government and its agencies. All investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all highly liquid investments with maturities of greater than three months from the date of purchase are classified as marketable securities. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The increase in cash, cash equivalents and marketable securities from December 31, 2005 to December 31, 2006 was primarily due to $1.006 billion provided from our November 2006 public offering.

We expect to make substantial additional expenditures to further develop and commercialize our products. We expect increased research and product development costs, clinical trial costs, expenses associated with the regulatory approval process, international expansion costs and commercialization of product costs and capital investments. However, existing cash, cash equivalents and marketable securities available for sale, combined with cash received from expected net product sales and revenues from various research, collaboration and royalties agreements, are expected to provide sufficient capital resources to fund our operations for the foreseeable future.

CONTRACTUAL OBLIGATIONS

The following table sets forth our contractual obligations as of December 31, 2006:

----------------------------------------------------------------------------------------------------
                                                            PAYMENT DUE BY PERIOD
                                                            ---------------------
                                      LESS THAN                               MORE THAN
(IN MILLIONS $)                         1 YEAR     1-3 YEARS      3-5 YEARS    5 YEARS        TOTAL
----------------------------------------------------------------------------------------------------
Convertible note obligations           $   --        $399.9        $   --       $   --        $399.9
Operating leases                          5.8          10.1           8.7          5.3          29.9
ALKERAN(R) supply agreements             29.1          38.2            --           --          67.3
Manufacturing facility note payable       3.4           6.7           6.7         16.4          33.2
Other contract commitments               24.2           6.7            --           --          30.9
                                       -------------------------------------------------------------
                                       $ 62.5        $461.6        $ 15.4       $ 21.7        $561.2
====================================================================================================

CONVERTIBLE DEBT: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes can be converted at any time into 33,014,519 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share. At December 31, 2006, the fair value of the convertible notes exceeded the carrying value of $400.0 million by $1.507 billion (for more information see Note 9 of the Notes to the Consolidated Financial Statements).

OPERATING (FACILITIES) LEASES: We lease office and research facilities under various operating lease agreements in the United States, Europe, Japan and Australia. At December 31, 2006, the non-cancelable lease terms for the operating leases expire at various dates between 2007 and 2015 and include renewal options. In general, we are also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. For more information on the facilities that we occupy under lease arrangements that have remaining lease terms greater than one-year see Part I, Item 2, "Properties."

ALKERAN(R) PURCHASE COMMITMENT: In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN(R) tablets and ALKERAN(R) for infusion from GSK and distribute the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. On December 31, 2006, the remaining minimum purchase requirements under the agreement totaled $67.3 million.

MANUFACTURING FACILITY NOTE PAYABLE: In December 2006, we purchased an API manufacturing facility and certain other assets and liabilities from Siegfried located in Zofingen, Switzerland. The assets were purchased for a U.S. dollar equivalency of approximately $46.0 million, consisting of a payment of approximately $12.4 million at the closing, $3.4 million payable in each of the first five following years and $3.3 million in each of the subsequent five years. The transaction included a technical service agreement which will allow us to retain the necessary support to operate the plant. At December 31, 2006, the remaining commitment based on year-end exchange rates was a U.S. dollar equivalency of approximately $33.2 million of which payments totaling $16.4 million due over years 6 to 10 are forgiven if, pursuant to our right, we elect to sell the facility back to Siegfried during this period.

OTHER CONTRACT COMMITMENTS: In connection with the acquisition of Penn T on October 21, 2004, we entered into a five-year minimum period Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited under which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. At December 31, 2006, the remaining cost to be incurred was approximately $6.7 million.

In October 2006, we invested $1.4 million in Burrill Life Sciences Capital Fund III, a limited partnership. We have committed to investing an additional $18.6 million into the Fund over a ten-year period, which is callable at any time. For more information see Note 17 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Other contract commitments at December 31, 2006 also includes $5.6 million of various contractual obligations.

NEW ACCOUNTING PRINCIPLES

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standard, or SFAS, No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. This Interpretation is effective for us beginning January 1, 2007. We are in the process of analyzing the impact of this Interpretation and do not believe it will have a material impact on our results of operations. However, we do expect to make certain balance sheet reclassifications to comply with FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles
(GAAP). This accounting standard is effective for us beginning January 1, 2008. We have not yet determined the effect, if any, the adoption of FAS 157 may have on the our consolidated financial statements.

In February 2006 the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," which permits a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective for us beginning January 1, 2007. We have not yet determined the effect, if any, the adoption of FAS 155 may have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," or SAB 108, which provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We adopted the provisions of SAB 108 retroactive to January 1, 2006 and determined that it had no impact on our financial statements for the year ended December 31, 2006.

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

Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission's Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 104, "Revenue Recognition," or SAB 104. In addition, we follow the provisions of Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21, for multiple element revenue arrangements entered into or materially amended after June 30, 2003. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement.

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

GROSS TO NET SALES ACCRUALS FOR SALES RETURNS, MEDICAID REBATES AND CHARGEBACKS:
Our gross to net sales accruals for Sales Returns, Medicaid Rebates and Chargebacks are based on our sales. THALOMID(R) is distributed under our S.T.E.P.S.(R), or System for Thalidomide Education and Prescribing Safety, distribution program. Among other things, S.T.E.P.S.(R), which is a proprietary comprehensive education and risk-management distribution program, requires prescribers, patients and dispensing pharmacies to participate in a registry and an order cannot be filled unless the physician, patient and pharmacy have all obtained an appropriate registration number. Automatic refills are not permitted under the program. Each prescription may not exceed a 28-day supply and a new prescription is required with each order.

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

REVLIMID(R) is distributed under the RevAssist(R) program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID(R), and is sold primarily through contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel.

SALES RETURNS: We record a sales returns allowance in the period the related product sale is recorded. We base the allowance, which primarily relates to THALOMID(R) sales returns, on actual returns history and known factors, such as the trend experience for lots where product is still being returned. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. We do not use information from external sources in estimating our product returns. As indicated above, THALOMID(R) is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. In addition, since THALOMID(R) has a relatively long shelf life, typically two years, short-dated inventory has not historically been an issue. REVLIMID(R) is distributed primarily through contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel and thus, resulting in lower returns activity to date.

The impact that external factors such as price changes from competitors and introductions of new and generic competing products could have on our sales returns accruals is highly judgmental and difficult to quantify. Our sales returns have not been impacted thus far by such external factors; however we continue to monitor such factors. Our sales returns allowances were $54.6 million, $21.3 million and $16.3 million in 2006, 2005 and 2004, respectively, which equates to an accrual rate of 5.7%, 3.9% and 4.2% of gross product sales in each of the three respective years. A 10% increase in our returns rate would have resulted in a $5.5 million decrease in our 2006 reported revenue.

MEDICAID REBATES: The Medicaid rebate formula, which is established by the Center for Medicare and Medicaid Services, provides for price increases based on increases in the Consumer Price Index-All Urban Consumers, or CPI-U. Price increases in excess of the allowable increase results in a higher unit rebate amount, or URA. Our Medicaid rebate accruals are computed using the Medicaid URA, as determined under the Medicaid rebate formula, applied to the estimated Medicaid dispense quantities. Actual Medicaid dispense quantities are reported by individual states on a 45-60 day quarter-end lag. Differences in Medicaid rebate accruals resulting from differences in the estimated Medicaid dispense quantities and actual Medicaid dispense quantities are adjusted in the following period. Medicaid rebate allowances decreased in 2006, compared to 2005, primarily due to the impact of the new Medicare, Part D legislation, which became effective January 1, 2006. As a result of the new legislation many patients who had been eligible to receive THALOMID(R) through Medicaid coverage during the prior year period are now covered under Medicare, Part D. Partially offsetting the THALOMID(R) decrease are Medicaid rebate allowances included in the current year period for REVLIMID(R) sales.

DISTRIBUTOR CHARGEBACK: As indicated above, we do not offer commercial discounts on our products to pharmacies or hospitals and, therefore, have no commercial distributor chargebacks. Our distributor chargebacks result from the difference between the wholesaler price and the lower pricing available to federally funded healthcare providers, such as Veteran Affairs and the U.S. Department of Defense. We estimate distributor chargeback allowances at the time of sale based on the pharmacies to which the order was drop-shipped and its eligibility for the lower pricing. Actual chargeback credits claimed by the wholesaler may significantly differ from our accruals. Distributor chargeback allowances relating to THALOMID(R) are more sensitive to price increases and will typically increase as result of differences between annual contract pricing available to federally funded healthcare providers and our current wholesale acquisition cost. On the other hand, REVLIMID(R) chargeback allowances are less sensitive to current wholesale acquisition cost price increases due to its relatively recent commercial launch date.

OTHER GROSS TO NET SALES ACCRUALS: We record sales discounts accruals based on payment terms extended to customers and we record distributor services accruals based on contractual fees incurred for the wholesale distributor services provided.

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

Our 2006 effective tax rate is approximately 66%. The effective tax rate exceeds the statutory tax rate primarily due to certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses which include share based compensation expense related to incentive stock options. We operate under an incentive tax holiday in Switzerland that expires in 2015 and exempts us from certain Swiss taxes. Likewise, expenses currently being incurred there do not provide a tax benefit. To the extent we receive approvals in markets outside the United States, and manufacture and generate taxable income subject to our Swiss tax holiday, we would expect our effective tax rate to be lower in the future.

At March 31, 2005, we determined it was more likely than not that we will generate sufficient taxable income to realize the benefits of our deferred tax assets and as a result, eliminated certain deferred tax valuation allowances, which resulted in us recording an income tax benefit in 2005 of $42.6 million and an increase to additional paid-in capital of $30.2 million. The decision to eliminate the deferred tax valuation allowances was based on an external Independent Data Monitoring Committee's, or IDMC, analyses of two Phase III Special Protocol Assessment multiple myeloma trials and the conclusion that these trials exceeded the pre-specified stopping rule. The IDMC found a statistically significant improvement in time to disease progression -- the primary endpoint of these Phase III trials -- in patients receiving REVLIMID(R) plus dexamethasone compared to patients receiving dexamethasone alone. This, in concert with our nine consecutive quarters of profitability, led to the conclusion that it was more likely than not that we will generate sufficient taxable income to realize the benefits of our deferred tax assets.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2006, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.

SHARE-BASED COMPENSATION: We adopted the provisions of SFAS 123R effective January 1, 2006, which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates to be made by management including the expected forfeiture rate and expected term of the options. Management also makes decisions regarding the method of calculating the expected volatilities and the risk free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date (for additional information see Note 13 of the Notes to the Consolidated Financial Statements included in this annual report).

OTHER-THAN-TEMPORARY IMPAIRMENTS OF AVAILABLE-FOR-SALE MARKETABLE SECURITIES: A decline in the market value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security established. The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment on our part and requires consideration of available quantitative and qualitative evidence in evaluating the potential impairment. Our marketable securities consist primarily of debt securities whose fair value is affected by interest rate and credit rating changes. The fair value of certain debt securities were negatively impacted by interest rate increases during 2006. If the cost of an investment exceeds its fair value, factors evaluated to determine whether the investment is other-than-temporarily impaired include: significant deterioration in the issuer's earnings performance, credit rating, asset quality, business prospects of the issuer, adverse changes in the general market conditions in which the issuer operates, length of time that the fair value has been below our cost, our expected future cash flows from the security and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Assumptions associated with these factors are subject to future market and economic conditions, which could differ from our assessment. During 2006 and 2005, we determined that certain securities had sustained other-than-temporary impairments and, as a result, we recognized impairment losses of $3.8 million and $3.1 million in 2006 and 2005, respectively, which were recorded in interest and investment income, net.

INVESTMENT IN AFFILIATED COMPANIES: Our investment in EntreMed had a carrying value of $15.3 million and a fair value of $16.4 million at December 31, 2006. If the carrying value of our investment were to exceed its fair value, we would review it to determine whether an other-than-temporary decline in value of the investment has been sustained. If the investment is determined to have sustained an other-than-temporary decline in value, the investment will be written-down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that we considered in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. We evaluate information that we are aware of in addition to quoted market prices, if any, in determining whether an other-than-temporary decline in value exists.

ACCOUNTING FOR LONG-TERM INCENTIVE PLANS: We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three 3-year performance cycles running concurrently ending December 31, 2007, 2008 and 2009. The 2007 performance cycle was approved by the Management Compensation and Development Committee of the Board of Directors on February 2, 2007 and began on January 1, 2007 and will end on December 31, 2009. Performance measures for the Plans are based on the following components in the last year of the 3-year cycle: 25% on earnings per share, 25% on net income and 50% on revenue.

Payouts may be in the range of 0% to 200% of the participant's salary for the 2007, 2008 and 2009 Plans. The estimated payout for the concluded 2006 Plan is $4.5 million and the maximum potential payout, assuming objectives are achieved at the 200 % level for the 2007, 2008 and 2009 Plans, are $6.2 million, $6.4 million and $7.7 million, respectively. Such awards are payable in cash or, at our discretion, we can elect to pay the same value in our common stock based upon our stock price at the payout date. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2006, 2005 and 2004, we recognized expense related to the LTIP of $4.6 million, $4.4 million and $3.4 million, respectively.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2006, our market risk sensitive instruments consisted of marketable securities available for sale, unsecured convertible notes issued by us and our notes payable to Siegfried.

We may periodically utilize foreign currency denominated forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency. At December

31, 2006, we had one foreign currency forward contract outstanding to sell U.S. dollars and buy British pounds for a notional amount of $12.1 million. The forward contract expires on March 30, 2007 and is an economic hedge of a U.S. dollar receivable of a U.K. foreign entity, which is remeasured through earnings each period based on changes in the spot rate. At December 31, 2006, the unrealized loss on the forward contract was immaterial. Assuming that the year-end exchange rates between the U.S. dollar and the British pound were to adversely change by a hypothetical ten percent, the change in the fair value of the contract would decrease by approximately $1.2 million. However, since the contract hedges a U.S. dollar receivable of a U.K foreign entity, any change in the fair value of the contract would be offset by a change in the underlying value of the hedged item.

MARKETABLE SECURITIES AVAILABLE FOR SALE: At December 31, 2006, our marketable securities available for sale consisted of U.S. treasury securities, government-sponsored agency securities, mortgage-backed obligations, corporate debt securities, other asset-backed securities and 1,939,598 shares of Pharmion Corporation common stock. Marketable securities available for sale are carried at fair value, are held for an indefinite period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and investment income, net. At the end of 2006, we determined that certain securities had sustained an other-than-temporary impairment due to a reduction in their future estimated cash flows and as a result, recognized a $3.8 million impairment loss, which was recorded in interest and investment income, net.

As of December 31, 2006, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

                            -------------------------------------------------------
                                                     DURATION
                            -------------------------------------------------------
                             LESS THAN 1        1 TO 3         3 TO 5        5 TO 7         TOTAL
(IN THOUSANDS $)                 YEAR           YEARS          YEARS          YEARS
---------------------------------------------------------------------------------------------------
Principal amount            $   128,447        $95,295        $266,196       $17,400       $507,338
Fair value                  $   128,453        $95,190        $253,121       $16,116       $492,880
Average interest rate               5.3%           5.0%            4.6%          1.2%           4.7%

PHARMION COMMON STOCK: At December 31, 2006, we held a total of 1,939,598 shares of Pharmion Corporation common stock, which had an estimated fair value of approximately $49.9 million (based on the closing price reported by the National Association of Securities Dealers Automated Quotations, or NASDAQ system), and, which exceeded the cost by approximately $29.7 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion's common stock quoted market price will have a similar percentage increase or decrease in the fair value of our investment.

CONVERTIBLE DEBT: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes can be converted at any time into 33,014,519 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share (for more information see Note 9 of the Notes to the Consolidated Financial Statements). At December 31, 2006, the fair value of the convertible notes exceeded the carrying value of $399.9 million by approximately $1.5 billion, which we believe reflects the increase in the market price of our common stock to $57.53 per share as of December 31,

2006. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

NOTE PAYABLE: At December 31, 2006, the fair value of our note payable to Siegfried approximated the carrying value of the note of $25.9 million due to the short period of time since we issued it. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The fair value of the note will also be effected by changes in the U.S. dollar/Swiss franc exchange rate. The note is denominated in Swiss francs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that we are in compliance with Rule 13a-15(e) of the Exchange Act.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on management's assessment of and the effectiveness of internal control over financial reporting as of December 31, 2006, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Celgene Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Celgene Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Celgene Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Also, in our opinion, Celgene Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2006, and the related consolidated financial statement schedule, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements and related schedule.


/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2007

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12 , 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2006 in connection with our 2007 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

      See Item 10.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      See Item 10.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

      See Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      See Item 10.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

      (a)(1),(a)(2) See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule immediately following Signatures and Power of Attorney.

      (a)(3) Exhibits

            The following exhibits are filed with this report or incorporated by reference:

EXHIBIT
NO.                                 EXHIBIT DESCRIPTION
--------       -----------------------------------------------------------------

1.1 Underwriting Agreement, dated November 3, 2006, between the Company and Merrill Lynch Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities Inc. as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on November 6, 2006).

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

3.1 Certificate of Incorporation of the Company, as amended through February 16, 2006 (incorporated by reference to Exhibit 3.1 to the Company' Annual Report on Form 10-K for the year ended December 31, 2005).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 16,
               1996), as amended effective May 1, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006).

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

10.6 Services Agreement effective May 1, 2006 between the Company and John W. Jackson (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.7 Employment Agreement effective May 1, 2006 between the Company and Sol J. Barer (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.8 Employment Agreement effective May 1, 2006 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

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

10.11 1998 Stock Incentive Plan, Amended and Restated as of April 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q for the quarter ended June 30, 2006).

10.12 Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail Laboratories Incorporated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 17, 1998).

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

10.22 Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by referring to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

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

10.27 Supply Agreement between the Company and Siegfried (USA), Inc., dated as of January 1, 2003 (incorporated by reference to Exhibit
               10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.33 Technical Services Agreement among the Company, Celgene UK Manufacturing II, Limited (f/k/a Penn T Limited), Penn Pharmaceutical Services Limited and Penn Pharmaceutical Holding Limited dated October 21, 2004 (incorporated by reference to

               Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.34 Purchase and Sale Agreement between Ticona LLC and the Company dated August 6, 2004, with respect to the Summit, New Jersey property (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.35 Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004 (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.36 License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.37 Amendment No. 1, dated March 3, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001 (incorported by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.38 Letter Agreement, dated March 3, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.39 Amendment No. 2, dated April 8, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.40 Letter Agreement, dated August 18, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.41 Letter Agreement, dated December 3, 2004, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

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

10.50 Supply Agreement between the Company and Evotec OAI Limited, dated August 1, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.51 Commercial Contract Manufacturing Agreement between the Company and OSG Norwich Pharmaceuticals, Inc., dated April 26, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.52 Finished Goods Supply Agreement (Revlimid(TM)) between the Company and Penn Pharmaceutical Services Limited, dated September 8, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.53 Distribution Services and Storage Agreement between the Company and Sharp Corporation, dated January 1, 2005 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit
               10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

10.54 Amendment No. 2 to the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.55* Asset Purchase Agreement dated as of December 8, 2006 by and between Siegfried Ltd., Siegfried Dienste AG and Celgene Chemicals Sarl (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request is still pending).

10.56*         Celgene Corporation Management Incentive Plan (MIP) and
               Performance Plan.

10.57*         Letter Agreement between the Company and David W. Gryska.

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

31.1*          Certification by the Company's Chief Executive Officer.

31.2*          Certification by the Company's Chief Financial Officer.

32.1* Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2* Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1* Comparison of cumulative total return among Celgene Corporation, the S&P 500 Index, the NASDAQ Composite Index and the NASDAQ Pharmaceutical Index.

*     Filed herewith.

(c) See Financial Statements immediately following Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule.

                        SIGNATURES AND POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that each person or entity whose signature appears below constitutes and appoints Sol J. Barer and Robert J. Hugin, and each of them, its true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for it and in its name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all contents and purposes as it might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 CELGENE CORPORATION


                                                 By: /s/ Sol J. Barer
                                                     ---------------------------
                                                     Sol J. Barer
                                                     Chairman of the Board and
                                                     Chief Executive Officer

Date: February 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                    TITLE                                     DATE
---------                                    -----                                     ----

/s/ Sol J. Barer                             Chairman of the Board and Chief           February 27, 2007
-------------------------------              Executive Officer
Sol J. Barer


/s/ Robert J. Hugin                          Director, Chief Operating Officer         February 27, 2007
-------------------------------
Robert J. Hugin


/s/ David W. Gryska                          Chief Financial Officer (Principal        February 27, 2007
-------------------------------              Accounting Officer)
David W. Gryska


/s/ Jack L. Bowman                           Director                                  February 27, 2007
-------------------------------
Jack L. Bowman


/s/ Michael D. Casey                         Director                                  February 27, 2007
-------------------------------
Michael D. Casey


/s/ Rodman L. Drake                          Director                                  February 27, 2007
-------------------------------
Rodman L. Drake

SIGNATURE                                    TITLE                                     DATE
---------                                    -----                                     ----

/s/ Arthur Hull Hayes, Jr.                   Director                                  February 27, 2007
-------------------------------
Arthur Hull Hayes, Jr.


/s/ Gilla Kaplan                             Director                                  February 27, 2007
-------------------------------
Gilla Kaplan


                                             Director                                  February 27, 2007
-------------------------------
James Loughlin


                                             Director                                  February 27, 2007
-------------------------------
Richard C. E. Morgan


                                             Director                                  February 27, 2007
-------------------------------
Walter L. Robb


/s/ James R. Swenson                         Controller                                February 27, 2007
-------------------------------
James R. Swenson

The foregoing constitutes a majority of the directors.

                      CELGENE CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                       PAGE
                                                                                                                       ----
Consolidated Financial Statements
  Report of Independent Registered Public Accounting Firm                                                               F-2
  Consolidated Balance Sheets as of December 31, 2006 and 2005                                                          F-3
  Consolidated Statements of Operations - Years Ended December 31, 2006, 2005, and 2004                                 F-4
  Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005, and 2004                                 F-5
  Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2006, 2005, and 2004                       F-7
  Notes to Consolidated Financial Statements                                                                            F-8

Consolidated Financial Statement Schedule
  Schedule II - Valuation and Qualifying Accounts                                                                      F-37

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II - Valuation and Qualifying Accounts." These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," effective January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Celgene Corporation and subsidiaries' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, and our report dated February 27, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP

Short Hills, New Jersey
February 27, 2007

                         CELGENE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                   (Dollars in thousands, except per share amounts)

------------------------------------------------------------------------------------------------------------------
December 31,                                                                               2006            2005
------------------------------------------------------------------------------------------------------------------
ASSETS

 Current assets:
   Cash and cash equivalents                                                           $ 1,439,415     $   123,316
   Marketable securities available for sale                                                542,805         600,944
   Accounts receivable, net of allowances of $6,625 and $3,739
     at December 31, 2006 and 2005, respectively                                           127,777          77,913
   Inventory                                                                                25,371          20,242
   Deferred income taxes                                                                    87,979         113,059
   Other current assets                                                                     87,657          37,363
------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                2,311,004         972,837
------------------------------------------------------------------------------------------------------------------

   Property, plant and equipment, net                                                      146,645          77,477
   Investment in affiliated companies                                                       16,379          17,017
   Intangible assets, net                                                                  100,509          96,988
   Goodwill                                                                                 38,494          33,815
   Other assets                                                                            122,760          60,179

------------------------------------------------------------------------------------------------------------------
     Total assets                                                                      $ 2,735,791     $ 1,258,313
==================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                    $    24,410     $    16,414
   Accrued expenses                                                                        112,992          92,908
   Income taxes payable                                                                     84,859          14,715
   Current portion of deferred revenue                                                       7,647           6,473
   Other current liabilities                                                                 9,795           5,127
------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                             239,703         135,637
------------------------------------------------------------------------------------------------------------------

   Long-term convertible notes                                                             399,889         399,984
   Deferred revenue, net of current portion                                                 63,027          59,067
   Other non-current liabilities                                                            56,995          27,850

------------------------------------------------------------------------------------------------------------------
     Total liabilities                                                                     759,614         622,538
------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, $.01 par value per share, 5,000,000 shares
     authorized; none outstanding at December 31, 2006 and 2005, respectively                   --              --
   Common stock, $.01 par value per share, 575,000,000 shares authorized; issued
     380,092,309 and 344,125,158 shares at December 31, 2006 and 2005, respectively          3,801           3,441
   Common stock in treasury, at cost;  4,057,553 and 1,953,282 shares
     at December 31, 2006 and  2005, respectively                                         (148,097)        (50,601)
   Additional paid-in capital                                                            2,209,889         853,601
   Accumulated deficit                                                                    (101,773)       (170,754)
   Accumulated other comprehensive income                                                   12,357              88
------------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                          1,976,177         635,775
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                          $ 2,735,791     $ 1,258,313
==================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

------------------------------------------------------------------------------------
Years ended December 31,                           2006         2005          2004
------------------------------------------------------------------------------------
Revenue:

  Net product sales                             $ 811,605    $ 445,625     $ 330,571
  Collaborative agreements and other revenue       18,189       41,334        20,012
  Royalty revenue                                  69,079       49,982        26,919
------------------------------------------------------------------------------------
      Total revenue                               898,873      536,941       377,502
------------------------------------------------------------------------------------

Expenses:

  Cost of goods sold                              125,892       80,727        59,726
  Research and development                        258,621      190,834       160,852
  Selling, general and administrative             339,669      181,796       114,196
------------------------------------------------------------------------------------
      Total expenses                              724,182      453,357       334,774
------------------------------------------------------------------------------------

Operating income                                  174,691       83,584        42,728

Other income and expense:
  Interest and investment income, net              40,352       24,557        28,340
  Equity in losses of affiliated companies          8,233        6,923            --
  Interest expense                                  9,417        9,497         9,551
  Other income (expense), net                       5,502       (7,509)        1,654

------------------------------------------------------------------------------------
Income before income taxes                        202,895       84,212        63,171
------------------------------------------------------------------------------------

Income tax provision                              133,914       20,556        10,415

------------------------------------------------------------------------------------
Net income                                      $  68,981    $  63,656     $  52,756
====================================================================================

Net income per common share:
      Basic                                     $    0.20    $    0.19     $    0.16
      Diluted                                   $    0.18    $    0.18     $    0.15

Weighted average shares:
      Basic                                       352,217      335,512       327,738
                                                =========    =========     =========
      Diluted                                     407,181      390,585       345,710
                                                =========    =========     =========

See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

-------------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    2006            2005            2004
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                              $    68,981     $    63,656     $    52,756

Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
    Depreciation and amortization of long-term assets                        25,714          14,286           9,690
    Provision for accounts receivable allowances                              2,169           1,028             868
    Realized loss (gain) on marketable securities available for sale          4,390           1,853          (3,050)
    Unrealized loss on value of EntreMed warrants                               418           6,875           1,922
    Equity in losses of affiliated companies                                  7,401           6,236              --
    Non-cash stock-based compensation expense                                76,748            (243)            449
    Amortization of premium (discount) on marketable
      securities available for sale, net                                     (3,101)          1,763           2,085
    Amortization of debt issuance cost                                        2,443           2,443           2,443
    Deferred income taxes                                                   (55,491)        (47,120)        (23,567)
    Shares issued for employee benefit plans                                  6,517           3,506           4,267
    Other                                                                        94           1,030             108

Change in current assets and liabilities, excluding the effect of acquisition:
    Increase in accounts receivable                                         (55,290)        (33,061)         (5,604)
    (Increase) decrease in inventory                                         (1,600)          4,125         (11,192)
    Increase in other operating assets                                      (53,464)        (21,514)         (1,174)
    (Decrease) increase in accounts payable and accrued expenses            (32,989)         11,809          18,241
    Increase in income tax payable                                           93,265          29,919          28,489
    Increase (decrease) in deferred revenue                                  (2,644)         (4,674)         79,208
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                            83,561          41,917         155,939
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Capital expenditures                                                    (46,137)        (35,861)        (36,015)
    Purchase of manufacturing facility                                      (12,445)             --              --
    Business acquisition                                                         --          (7,152)       (109,882)
    Proceeds from sales and maturities of marketable securities
      available for sale                                                    857,918         598,319         539,200
    Purchases of marketable securities available for sale                  (780,101)       (647,815)       (478,939)
    Investment in affiliated companies                                       (7,400)        (10,500)             --
    Purchase of investment securities                                        (5,051)             --          (7,000)
    Purchase of intangible assets                                                --            (122)             --
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing activities                   6,784        (103,131)        (92,636)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Net proceeds from exercise of common stock options and warrants         113,072          52,640          16,036
    Excess tax benefit from share-based compensation arrangements           101,992              --              --
    Repayment of capital lease and note obligations                              --              (9)            (34)
    Issuance of common stock                                              1,006,182              --              --
-------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                         1,221,246          52,631          16,002
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
    Effect of currency rate changes on cash and cash equivalents              4,508          (3,328)         (4,406)
-------------------------------------------------------------------------------------------------------------------

    Net increase (decrease) in cash and cash equivalents                  1,316,099         (11,911)         74,899

    Cash and cash equivalents at beginning of period                        123,316         135,227          60,328
-------------------------------------------------------------------------------------------------------------------

    Cash and cash equivalents at end of period                          $ 1,439,415     $   123,316     $   135,227
===================================================================================================================

See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

--------------------------------------------------------------------------------------------------------------
Years Ended December 31,                                                    2006          2005          2004
--------------------------------------------------------------------------------------------------------------
Supplemental schedule of non-cash investing and
  financing activity:
    Change in net unrealized loss (gain) on marketable
      securities available for sale                                      $ (16,576)    $  60,098     $ (53,312)
                                                                         -------------------------------------

    Matured shares tendered in connection with stock option exercises    $(104,183)    $ (50,295)    $    (306)
                                                                         -------------------------------------

    Conversion of convertible notes                                      $      95     $      16     $      --
                                                                         -------------------------------------

    Accrual for business and other long term asset purchases             $      --     $   4,250     $   7,499
                                                                         -------------------------------------

    Note payable for purchase of manufacturing facility                  $  26,086     $      --     $      --
                                                                         -------------------------------------

Supplemental disclosure of cash flow information:
    Interest paid                                                        $   6,999     $   7,000     $   7,000
                                                                         -------------------------------------

    Income taxes paid                                                    $  25,677     $  36,258     $   5,493
                                                                         -------------------------------------

See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                                          Accumulated
                                                                                                             Other
                                                                              Additional                 Comprehensive
                                                    Common       Treasury       Paid-in     Accumulated     Income
Years Ended December 31, 2006, 2005 and 2004        Stock          Stock        Capital       Deficit       (Loss)          Total
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003                    $       814   $        --   $   607,484   $  (287,166)   $    10,612    $  331,744
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                      52,756                       52,756
Other comprehensive income:
  Increase in unrealized gain on
    available for sale securities, net of tax                                                                  56,362        56,362
  Reclassification adjustment for gains
    included in net income                                                                                     (3,050)       (3,050)
  Currency translation adjustments                                                                              4,678         4,678
                                                                                                                        -----------
Comprehensive income                                                                                                    $   110,746
Treasury stock -mature shares tendered
  related to option exercise                                          (306)                                                    (306)
Issuance of common stock related to the 2:1
  stock split                                            823                        (823)                                        --
Exercise of stock options and warrants                    13                      16,329                                     16,342
Issuance of common stock for employee benefit
  plans                                                    1                       4,266                                      4,267
Expense related to non-employee stock options
  and restricted stock granted to employees                                          449                                        449
Income tax benefit upon exercise of stock
  options                                                                         14,202                                     14,202
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2004                    $     1,651   $      (306)  $   641,907   $  (234,410)   $    68,602   $   477,444
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                       63,656                      63,656
Other comprehensive income:
  Decrease in unrealized gain on available
    for sale securities, net of tax                                                                           (46,171)      (46,171)
  Reclassification adjustment for losses
    included in net income                                                                                      1,853         1,853
  Income tax benefit upon recognition of
    deferred tax assets and liabilities                                                                       (14,775)      (14,775)
  Currency translation adjustments                                                                             (9,421)       (9,421)
                                                                                                                        -----------
Comprehensive income                                                                                                    $    (4,858)
Recognition of deferred tax asset                                                 30,199                                      30,199
Treasury stock -mature shares tendered related
  to option exercise                                               (50,295)                                                 (50,295)
Issuance of common stock related to the 2:1
  February 17, 2006 stock split                        1,720                      (1,720)                                         --
Conversion of long-term convertible notes                                             16                                          16
Exercise of stock options and warrants                    69                      76,346                                      76,415
Issuance of common stock for employee benefit
  plans                                                    1                       3,506                                       3,507
Expense related to restricted stock granted
  to employees                                                                      (243)                                      (243)
Income tax benefit upon exercise of stock
  options                                                                        103,590                                    103,590
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2005                    $     3,441   $   (50,601)  $   853,601   $  (170,754)   $        88   $   635,775
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                                                       68,981                      68,981
Other comprehensive income:
  Increase in unrealized gain on available
    for sale securities, net of tax                                                                             6,499         6,499
  Reclassification adjustment for losses
    included in net income                                                                                      4,390         4,390
  Currency translation adjustments                                                                              1,380         1,380
                                                                                                                        -----------
Comprehensive income                                                                                                    $    81,250
Treasury stock -mature shares tendered related
  to option exercise                                              (104,183)                                                (104,183)
Issuance of common stock related to the 2:1
  February 17, 2006 stock split                           15                         (15)                                        --
Conversion of long-term convertible notes                                             95                                         95
Issuance of common stock related to the
  secondary stock offering                               200                   1,005,982                                  1,006,182
Exercise of stock options and warrants                   144         1,476       158,221                                    159,841
Issuance of common stock for employee benefit
  plans                                                              5,211         1,306                                      6,517
Issuance of restricted stock                               1                          (1)                                        --
Expense related to stock-based compensation
 and restricted stock granted to employees                                        76,748                                     76,748
Income tax benefit upon exercise of stock
  options                                                                        113,952                                    113,952
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2006                    $     3,801   $  (148,097)  $ 2,209,889   $  (101,773)   $    12,357   $ 1,976,177
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to Consolidated Financial Statements

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND BASIS OF PRESENTATION: Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases through regulation of cellular, genomic and proteomic targets. The Company's commercial stage programs include pharmaceutical sales of REVLIMID(R), THALOMID(R), ALKERAN(R) and sales of FOCALINTM to Novartis Pharma AG, or Novartis; a licensing agreement with Novartis which entitles us to royalties on FOCALIN XRTM and the entire RITALIN(R) family of drugs; a licensing and product supply agreement with Pharmion for its sales of thalidomide; and sales of bio-therapeutic products and services through its Cellular Therapeutics subsidiary.

The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All inter-company transactions and balances have been eliminated. Investments in limited partnerships and interests where we have an equity interest of 50% or less and do not otherwise have a controlling financial interest are accounted for by either the equity or cost method. Certain reclassifications have been made to prior years' financial statements in order to conform to the current year's presentation. In addition, the Company updated its presentation of how it reflects deferred income taxes and changes in income tax payable within the cash flows from the operations section of the Consolidated Statement of Cash Flows for the years ended December 31, 2005 and 2004. The presentation will better align the deferred income tax amount with the deferred tax amount reflected in the statement of operations and the change in income taxes payable with the amount of current expense. Our statement of cash flows for the year ended December 31, 2006 was prepared on this basis. We have reclassified certain amounts in 2005 and 2004 within the operating section of cash flows in the Consolidated Statement of Cash Flows to conform to this presentation. The reclasses do not impact previously reported cash flows from operations, financing or investing activities for those years.

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

FINANCIAL INSTRUMENTS: Certain financial instruments reflected in the Consolidated Balance Sheets, (e.g., cash, cash equivalents, account receivable, certain other assets, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature. The fair values of financial instruments other than marketable securities are determined through a combination of management estimates and information obtained from third parties using the latest market data. The fair value of available for sale marketable securities is based on quoted market prices. The carrying value of the note payable to Siegfried was $25.9 million at December 31, 2006 and approximated its fair value. The fair values of the following financial instruments are disclosed in the following footnotes: marketable securities (Note 4); EntreMed, Inc. common stock (Note 7); and convertible debt (Note 9).

DERIVATIVE INSTRUMENTS: The Company periodically utilizes foreign currency denominated forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency. These derivative instruments are not designated as accounting hedges, and are recorded on the balance sheet at fair value with changes in the fair value being recognized in earnings along with any offsetting change in the value of the underlying hedged item. We do not utilize derivatives for speculative or trading purposes.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES: We invest our excess cash in money market funds and in highly liquid debt instruments of U.S. municipalities, corporations, and the U.S. government and its agencies. All investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all highly liquid investments with maturities of greater than three months from date of purchase are classified as marketable securities. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders' equity, except for unrealized losses determined to be other than temporary, which are recorded as a charge to interest and investment income, net. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses along with amortization of premiums and accretion of discounts to maturity are included in interest and investment income, net. Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective-interest method. Dividend and interest income are recognized when earned.

A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value in accordance with Financial Accounting Standards Board, or FASB, Staff Position, or FSP, FAS No. 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The impairment would be charged to earnings for the difference between the investment's cost and fair value at such date and a new cost basis for the security established. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer's ability to continue as a going concern.

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

As is typical in the pharmaceutical industry, the Company sells its products primarily through wholesale distributors and therefore, wholesale distributors account for a large portion of the Company's trade receivables and net product revenues (see Note 18). In light of this concentration, the Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers, aging of receivables balances and general economic conditions. An adverse change in those factors could affect the Company's estimate of its bad debts.

INVENTORY: Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out, or FIFO, method. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. We record inventory write-downs in the period that the impairment is first recognized. Historically, inventory write-downs have been immaterial.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is recorded using the straight-line method. Leasehold improvements are depreciated over the lesser of the economic useful life of the asset or the remaining term of the lease. The estimated useful lives of plant and equipment are as follows:

           Buildings                                             40 years
           Building and operating equipment                      15 years
           Machinery and equipment                                5 years
           Furniture and fixtures                                 5 years
           Computer equipment and software                        3 years

Maintenance and repairs are charged to operations as incurred and improvements capitalized.

INVESTMENT IN AFFILIATED COMPANIES: At December 31, 2006, the Company held a total common stock investment of 10,364,864 shares, or approximately 12.3% ownership in EntreMed, Inc. The Company also holds 3,350,000 shares of EntreMed voting preferred shares that are convertible into 16,750,000 shares of common stock and therefore, determined that it has significant influence over EntreMed and applies the equity method of accounting to its common stock investment.

Investments are reviewed to determine whether an other-than-temporary decline in value of the investment has been sustained. If it is determined that the investment has sustained an other-than-temporary decline in its value, the investment will be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that the Company considers in determining whether an other-than-temporary decline in value has occurred include: the market value of the investment, based on either market-quoted prices or future rounds of financing by the investee, in relation to its cost basis, the period of time that the market value is below its cost basis, the financial condition of the investee, including fundamental changes to its business prospect, and the Company's intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. The Company evaluates information that it is aware of in addition to available quoted market prices, if any, in determining whether an other-than-temporary decline in value exists.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill represents the excess of purchase price over the fair value of net assets acquired in an acquisition accounted for by the purchase method of accounting. Goodwill and acquired intangible assets having an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized to their estimated residual values over their respective estimated useful lives, and reviewed for impairment if certain events occur as described below.

The Company's intangible assets consist of supply agreements, contract-based licenses, technology and an acquired workforce. Amortization periods related to these categories range from 5 to 14 years.

IMPAIRMENT OF LONG-LIVED ASSETS: Long-lived assets, such as property, plant, and equipment, software costs and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

FOREIGN CURRENCY TRANSLATION: Operations in non-U.S. subsidiaries are generally recorded in local currencies, which are also the functional currencies for financial reporting purposes. The results of operations for non-U.S. subsidiaries are translated from local currencies into U. S. dollars using the average currency rate during each period, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of the Company's foreign subsidiaries into the U.S. dollar are excluded from the determination of net income and are recorded as a component of other comprehensive income. Transaction gains and losses are recorded as incurred in other income (expense), net in the Consolidated Statement of Operations.

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

INCOME TAXES: The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Research and development tax credits will be recognized as a reduction of the provision for income taxes when realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is probable of being sustained.

REVENUE RECOGNITION: Revenue from the sale of products is recognized when title and risk of loss of the product is transferred to the customer, which is typically upon product shipment. Provisions for discounts, early payments, rebates, sales returns and distributor charge-backs under terms customary in the industry are provided for in the same period the related sales are recorded. Provisions recorded in 2006, 2005 and 2004 totaled approximately $153.5 million, $103.2 million and $54.5 million, respectively.

Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period of the last item of performance to be delivered. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.

SAB No. 104 requires companies to identify separate units of accounting based on the consensus reached in Emerging Issues Task Force, or EITF, Issue No. 00-21, "Revenue Arrangements With Multiple Deliverables", or EITF 00-21. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in quarters beginning after June 15, 2003. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF's separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

accounting, the revenue-recognition policy must be determined for the entire arrangement. Under arrangements where the license fees and research and development activities can be accounted for as a separate unit of accounting, nonrefundable upfront license fees are deferred and recognized as revenue on a straight-line basis over the expected term of the Company's continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is nonrefundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and,
(4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with achievement of the milestone. If any of these conditions are not met, the Company would recognize a proportionate amount of the milestone payment upon receipt as revenue that correlates to work already performed and the remaining portion of the milestone payment would be deferred and recognized as revenue as the Company completes its performance obligations.

Continuation of certain contracts and grants are dependent upon the Company achieving specific contractual milestones; however, none of the payments received to date are refundable regardless of the outcome of the project.

SHARE-BASED COMPENSATION: In December 2004, the FASB issued Statement of Financial Accounting Standards, or SFAS, No. 123R, "Share-Based Payment", or SFAS 123R. SFAS 123R, which replaces SFAS 123, and supersedes APB 25, which requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption.

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

Prior to January 1, 2006, the Company applied the intrinsic-value-based method of accounting for stock-based compensation prescribed by Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations. As such, compensation expense for grants of stock options to employees or members of the Board of Directors would be recorded on the date of grant only if the current market price of the Company's stock exceeded the exercise price. SFAS No. 123, "Accounting For Stock-Based Compensation," or SFAS 123, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure."

EARNINGS PER SHARE: Basic earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of income taxes that would be credited to or deducted from capital upon exercise. If the convertible debt is determined to be dilutive, net earnings is adjusted to add back the after-tax impact of interest expense recognized on the Company's convertible debt.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) represents the change in equity from non-owner sources and is presented in the Consolidated Statements of Stockholders' Equity. It consists of net income, changes in net unrealized gains (losses) on marketable securities classified as available for sale, net of income taxes and changes in currency translation adjustments.

Accumulated other comprehensive income is summarized as follows:

--------------------------------------------------------------------------------
                                Net Unrealized      Foreign         Accumulated
                                 Gains (Losses      Currency           Other
                                     from         Translation      Comprehensive
                                  Investments      Adjustment         Income
--------------------------------------------------------------------------------

Balance January 1, 2005            $ 63,926         $  4,676         $ 68,602
Period change                       (59,093)          (9,421)         (68,514)
                                   ---------------------------------------------
Balance December 31, 2005             4,833           (4,745)              88
Period change                        10,889            1,380           12,269
                                   ---------------------------------------------
Balance December 31, 2006          $ 15,722         $ (3,365)        $ 12,357
================================================================================

CAPITALIZED SOFTWARE COSTS: The Company capitalizes software costs incurred in connection with developing or obtaining internal-use software. Capitalized software costs are included in property, plant and equipment, net and are amortized over their estimated useful life of three years from the date the systems are ready for their intended use.

NEW ACCOUNTING PRINCIPLES: In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" or FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," or SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As the provisions of FIN 48 will be applied to all tax positions upon initial adoption, the cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. This Interpretation is effective for the Company beginning January 1, 2007. We are in the process of analyzing the impact of this Interpretation and believe that it will not have a material impact on the Company's results of operations. However, the Company does expect to make certain balance sheet reclassifications to comply with FIN 48.

In September 2006 the FASB, issued SFAS No. 157, "Fair Value Measurements", which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within generally accepted accounting principles
(GAAP). This accounting standard is effective for the Company beginning January 1, 2008. The Company has not yet determined the effect, if any, the adoption of SFAS 157 may have on the its consolidated financial statements.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140," which permits a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. This accounting standard is effective for the Company beginning January 1, 2007. The Company has not yet determined the effect, if any, the adoption of SFAS 155 may have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements," or SAB 108, which provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company adopted the provisions of SAB 108 retroactive to January 1, 2006 and determined that it had no impact on the Company's financial statements for the year ended December 31, 2006.

(2) ACQUISITION

On October 21, 2004, the Company acquired all of the outstanding shares of Penn T Limited, or Penn T, a worldwide supplier of THALOMID(R), for a US dollar equivalency of approximately $117.0 million in cash, net of cash acquired and including working capital adjustments and transaction costs paid during the first quarter of 2005.

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

      --------------------------------------------------------------------
      Pro forma (UNAUDITED)                                          2004
      --------------------------------------------------------------------

      Total revenues                                              $394,097
      Net income                                                    56,661
      Net income per diluted share                                $   0.16
      ====================================================================

The unaudited pro forma information includes an adjustment to reflect the amortization of intangible assets resulting from the acquisition, which primarily consists of a product supply agreement that is being amortized over its useful life of 13 years.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(3) EARNINGS PER SHARE (EPS)

------------------------------------------------------------------------------------
                                                       2006        2005        2004
------------------------------------------------------------------------------------
Net income                                          $ 68,981    $ 63,656    $ 52,756
Interest expense on convertible debt, net of tax       5,571       5,571          --
                                                    --------------------------------
Net income                                          $ 74,552    $ 69,227    $ 52,756
====================================================================================

Weighted average shares:
Basic:                                               352,217     335,512     327,738
Effect of dilutive securities:
    Options, warrants and other incentives            21,949      22,051      17,972
    Convertible debt                                  33,015      33,022          --
                                                    --------------------------------
Diluted:                                             407,181     390,585     345,710
====================================================================================

Net Income Per Share:
    Basic                                           $   0.20    $   0.19    $   0.16
    Diluted                                         $   0.18    $   0.18    $   0.15
====================================================================================

The potential common shares related to the convertible notes issued June 3, 2003 (see Note 9) were anti-dilutive and were excluded from the diluted earnings per share computation for 2004. The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 3,647,015, 10,223,974 and 41,686,756 shares in 2006,
2005 and 2004, respectively.

(4) CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES AVAILABLE-FOR-SALE

Money market mutual funds of $1.401 billion and $83.6 million at December 31, 2006 and 2005, respectively are recorded at cost which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2006 and 2005 was as follows:

-------------------------------------------------------------------------------------------------------
                                                                    Gross        Gross        Estimated
                                                   Amortized     Unrealized    Unrealized        Fair
December 31, 2006                                     Cost          Gain          Loss          Value
-------------------------------------------------------------------------------------------------------
Mortgage-backed obligations                           62,137           281          (426)        61,992
U.S. treasury securities                              53,260            --          (497)        52,763
Government-sponsored agency securities               349,756            70        (3,771)       346,055
Corporate debt securities                             13,477            17          (470)        13,024
Other asset-backed securities                         17,315         1,731            --         19,046

Marketable equity securities                          20,212        29,713            --         49,925
                                                    ---------------------------------------------------
Total available-for-sale marketable securities      $516,157      $ 31,812      $ (5,164)      $542,805
=======================================================================================================

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

-------------------------------------------------------------------------------------------------------
                                                                    Gross        Gross        Estimated
                                                   Amortized     Unrealized    Unrealized        Fair
December 31, 2005                                     Cost          Gain          Loss          Value
-------------------------------------------------------------------------------------------------------
Mortgage-backed obligations                         $ 86,478      $    365      $   (524)      $ 86,319
U.S. treasury securities                              24,391            14          (614)        23,791
Government-sponsored agency securities               183,315            25        (3,538)       179,802
Corporate debt securities                             18,526            29        (2,652)        15,903
Other asset-backed securities                         29,765           164        (1,842)        28,087
Auction rate notes                                   232,575            --            --        232,575
Marketable equity securities                          20,212        14,255            --         34,467
                                                    ---------------------------------------------------
Total available-for-sale marketable securities      $595,262      $ 14,852      $ (9,170)      $600,944
=======================================================================================================

Government-sponsored agency securities include fixed asset-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Bank. Other asset-backed securities are securities backed by collateral other than mortgage obligations. Unrealized losses for mortgage-backed obligations, U.S. treasury securities and government-sponsored agency securities were primarily due to increases in interest rates. Unrealized losses for corporate debt and other asset-backed securities were due to increases in interest rates as well as widening credit spreads. The Company has sufficient liquidity and the intent to hold these securities until the market value recovers. Moreover, the Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual investments.

The fair value of available-for-sale securities with unrealized losses at December 31, 2006 was as follows:

------------------------------------------------------------------------------------------------------------------
                                     Less than 12 months         12 months or longer               Total
                                  ------------------------    ------------------------    ------------------------
                                  Estimated        Gross      Estimated        Gross      Estimated       Gross
                                     Fair       Unrealized       Fair       Unrealized      Fair        Unrealized
December 31, 2006                   Value          Loss         Value          Loss         Value          Loss
------------------------------------------------------------------------------------------------------------------
Mortgage-backed
  obligations                      $  3,253      $     18      $ 26,957      $    408      $ 30,210      $    426
U.S. treasury securities             34,636           232        18,127           265        52,763           497
Government-sponsored agency
securities                           71,880           195       165,901         3,576       237,781         3,771
Corporate debt securities                --            --        12,727           469        12,727           469
Other asset-backed securities            --            --           278             1           278             1
------------------------------------------------------------------------------------------------------------------
Total                              $109,769      $    445      $223,990      $  4,719      $333,759      $  5,164
==================================================================================================================

During the years ended December 31, 2006 and 2005, the Company determined that certain securities had sustained an other-than-temporary impairment due to a reduction in their future estimated cash flows and as a result, the Company recognized impairment losses of $3.8 million and $3.1 million, respectively, which were recorded in interest and investment income, net.

Duration of debt securities classified as available-for-sale were as follows at December 31, 2006:

      --------------------------------------------------------------------
                                                   Amortized         Fair
                                                     Cost           Value
      --------------------------------------------------------------------

      Duration of one year or less                  $128,487      $128,453
      Duration of one through three years             95,815        95,190
      Duration of three through five years           255,740       253,121
      Duration of five through seven years            15,903        16,116
      --------------------------------------------------------------------
      Total                                         $495,945      $492,880
      ====================================================================

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(5) INVENTORY

A summary of inventories by major category follows:

   --------------------------------------------------------------------------
                                                            2006        2005
   --------------------------------------------------------------------------

   Raw materials                                         $ 10,133    $  5,044
   Work in process                                          4,715       1,644
   Finished goods                                          10,523      13,554
   --------------------------------------------------------------------------
   Total                                                 $ 25,371    $ 20,242
   ==========================================================================

(6) PLANT AND EQUIPMENT

Plant and equipment at December 31, 2006 and 2005 consisted of the following:

   --------------------------------------------------------------------------
                                                            2006        2005
   --------------------------------------------------------------------------

   Land                                                  $ 18,586    $ 17,836
   Buildings                                               19,436      12,509
   Building and operating equipment                         3,308       2,618
   Leasehold improvements                                   8,505       8,741
   Machinery and equipment                                 66,167      27,603
   Furniture and fixtures                                   6,977       6,751
   Computer equipment and software                         31,662      22,370
   Construction in progress                                36,725       7,103
                                                         --------------------
                                                          191,366     105,531
   Less: accumulated depreciation and amortization         44,721      28,054
                                                         --------------------
   Total                                                 $146,645    $ 77,477
   ==========================================================================

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(7) INVESTMENT IN AFFILIATED COMPANIES

A summary of the Company's equity investment in affiliated companies follows:

--------------------------------------------------------------------------------
Investment in Affiliated Companies                              2006       2005
--------------------------------------------------------------------------------

Investment in EntreMed equity (1)                             $ 2,609    $ 4,025
Excess of investment over share of EntreMed equity (2)         12,690     12,992
                                                              ------------------
Investment in EntreMed                                         15,299     17,017
Investment in Burrill Life Sciences (See Note 17)               1,080         --
                                                              ------------------
Investment in affiliated companies                            $16,379    $17,017
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Equity in Losses of Affiliated Companies                        2006       2005
--------------------------------------------------------------------------------
Celgene's share of EntreMed, Inc. losses (1)                  $ 6,779    $ 1,617
Write-off of in-process research and development                   --      4,383
Elimination of intercompany transaction (3)                       832        687
Amortization of intangibles(2)                                    302        236
                                                              ------------------
Equity in losses of EntreMed                                  $ 7,913    $ 6,923
Celgene share of losses in Burrill Life Sciences                  320         --
                                                              ------------------
Equity in losses of affiliated companies                      $ 8,233    $ 6,923
================================================================================

(1) The Company records its interest and share of losses in EntreMed Inc. based on its common stock ownership, which was 12.3% and 14.0% at December 31, 2006 and 2005, respectively.

(2) Consists of intangible assets and goodwill of $301 and $12,389 at December 31, 2006 and $603 and $12,389 at December 31, 2005.

(3) Under a license agreement between EntreMed and Royalty Pharma Finance Trust, EntreMed is entitled to share in the THALOMID(R) royalty payments that the Company pays to Royalty Pharma on annual THALOMID(R) sales above a certain threshold. As prescribed by the equity method of accounting, the Company's share of EntreMed's royalties, based on its ownership percentage in EntreMed, is eliminated from cost of goods sold and reflected in equity in losses of affiliated companies.

The fair value of the Company's common stock investment in EntreMed, Inc. at December 31, 2006 was $16.4 million.

Summarized financial information of EntreMed, Inc is as follows:

--------------------------------------------------------------------------------
                                                        December 31,

                                                   2006               2005
--------------------------------------------------------------------------------
                                               (Unaudited)        (Unaudited)
Total assets                                     $56,024            $36,432
Total liabilities                                $ 8,875            $ 6,879
Total equity                                     $47,131            $29,536
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                               Year Ended      Nine-Month Period
                                              December, 31           Ended
                                                  2006         December 31, 2005
--------------------------------------------------------------------------------
                                              (Unaudited)          (Unaudited)
Total revenues                                  $ 7,063             $ 5,893
Operating loss                                   51,484              11,648
Net loss                                         49,721              10,792
--------------------------------------------------------------------------------

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(8) OTHER FINANCIAL INFORMATION

Accrued expenses at December 31, 2006 and 2005 consisted of the following:

--------------------------------------------------------------------------------
                                                              2006        2005
--------------------------------------------------------------------------------

Compensation                                                $ 42,422    $ 22,087
Interest, royalties, license fees and milestones              14,741      18,181
Sales returns                                                  9,480       5,017
Rebates, distributor chargebacks and distributor services     18,101      27,738
Clinical trial costs and grants                               14,526      10,866
Other                                                         13,722       9,019
--------------------------------------------------------------------------------
Total                                                       $112,992    $ 92,908
================================================================================

Other non-current liabilities at December 31, 2006 and 2005 consisted of the following:

--------------------------------------------------------------------------------
                                                              2006        2005
--------------------------------------------------------------------------------

Deferred compensation and long-term incentives              $ 19,422    $ 15,420
Notes payable                                                 22,594          --
Deferred income taxes                                         12,191      11,676
Other                                                          2,788         754
--------------------------------------------------------------------------------
Total                                                       $ 56,995    $ 27,850
================================================================================

NOTES PAYABLE: In December 2006, the Company purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (referred to here together as "Siegfried") located in Zofingen, Switzerland. The transaction included a technical service agreement which will allow the Company to retain the necessary support to operate the plant. The assets were purchased for a U.S. dollar equivalency of approximately $46.0 million, consisting of payment of approximately $12.4 million at the closing, $3.4 million payable in each of the first five following years and $3.3 million in each of the subsequent five years. The present value of the note payable was a U.S. dollar equivalency of approximately, $25.9 million at December 31, 2006, of which $3.3 million, representing the amount due within one-year, was included in other current liabilities with the remainder included in other non-current liabilities. The Company imputted interest on the note payable using the effective yield method with a discount rate of 7.68%. At December 31, 2006, payments totaling a U.S. dollar equivalency of approximately $16.4 million due over years 6 to 10 are forgiven if, pursuant to our right, we elect to sell the facility back to Siegfried.

(9) CONVERTIBLE DEBT

In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock as adjusted, or a conversion rate of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company's common stock of $8.075, after adjusting prices for the two-for-one stock splits affected on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under other assets on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the outstanding notes at any time into 33,014,519 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a "fundamental change" in the indenture governing the notes. Subsequent to the June 2003 issuance date, an immaterial amount of principal has been converted into common stock.

At December 31, 2006 and 2005, the fair value of the Company's convertible notes outstanding exceeded the carrying value by approximately $1.5 billion and $660.0 million, respectively.

(10) GOODWILL AND INTANGIBLE ASSETS

INTANGIBLE ASSETS: A summary of intangible assets by category follows:

----------------------------------------------------------------------------------------
                                  Gross                     Intangible        Weighted
                                Carrying     Accumulated      Assets,          Average
December 31, 2006                 Value      Amortization       Net         Life (Years)
----------------------------------------------------------------------------------------
   Penn T supply agreements      $108,462      $(12,296)      $ 96,166          12.9
   License                          4,250          (307)         3,943          13.8
   Technology                         122           (12)           110          12.0
   Acquired workforce                 295            (5)           290           5.0
----------------------------------------------------------------------------------------
Total                            $113,129      $(12,620)      $100,509          12.9
========================================================================================

----------------------------------------------------------------------------------------
                                   Gross                     Intangible       Weighted
                                 Carrying    Accumulated       Assets,         Average
December 31, 2005                 Value     Amortization        Net        Life (Years)
----------------------------------------------------------------------------------------
   Penn T supply agreements      $ 95,278      $ (2,659)      $ 92,619          12.9
   License                          4,250            --          4,250          13.8
   Technology                         122            (3)           119          12.0
----------------------------------------------------------------------------------------
Total                            $ 99,650      $ (2,662)      $ 96,988          13.0
========================================================================================

The $13.5 million increase in gross carrying value of intangible assets from December 31, 2005 to December 31, 2006 includes $13.2 million from the impact of foreign currency translation and $0.3 million from the December 2006 acquisition of a workforce related to the purchase of the API manufacturing facility in Switzerland.

Amortization of acquired intangible assets was approximately $9.0 million, $2.1 million and $0.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $9.3 million per year.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

GOODWILL: At December 31, 2006, the Company's recorded goodwill related to the acquisition of Penn T on October 21, 2004. Goodwill related to the acquisition of Anthrogenesis Corp. was eliminated during the first quarter of 2005 as prescribed by SFAS No. 109, "Accounting for Income Taxes," due to reversal of the valuation allowance for deferred tax assets that had been recorded at time of acquisition. The changes in the carrying value of goodwill are summarized as follows:

      -------------------------------------------------------------------
      Balance, December 31, 2004                                 $ 41,258
          Reversal of deferred tax asset valuations                (3,006)
          Purchase accounting adjustments                            (347)
          Foreign currency translation                             (4,090)
                                                                 --------
      Balance, December 31, 2005                                   33,815
          Foreign currency translation                              4,679
                                                                 --------
      Balance, December 31, 2006                                 $ 38,494
      ===================================================================

(11) RELATED PARTY TRANSACTIONS: Under a license agreement between EntreMed and Royalty Pharma Finance Trust, EntreMed is entitled to share in the THALOMID(R) royalty payments that the Company pays to Royalty Pharma on annual THALOMID(R) sales in the United States above a certain threshold. The Company's share of EntreMed's royalties, based on its ownership percentage in EntreMed, is eliminated from cost of goods sold and reflected in equity in losses of affiliated companies (see Note 7).

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

COMMON STOCK: At December 31, 2006, the Company was authorized to issue up to 575,000,000 shares of common stock. In November 2006, the Company issued an additional 20,000,000 shares of its common stock at a public offering price of $51.60 per share with net proceeds to the Company of $1.006 billion. At December 31, 2006, shares of common stock issued totaled 380,092,309.

TREASURY STOCK: During 2006, 2005 and 2004, certain employees exercised stock options containing a reload feature and, pursuant to the Company's stock option plan, tendered 2,348,010, 1,932,154 and 21,128 stock split adjusted mature shares, respectively, related to stock option exercises. Such tendered shares are reflected as treasury stock. At December 31, 2006, treasury shares totaled 4,057,553.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

A summary of changes in common stock issued and treasury stock is presented below after adjustments of the two-for-one stock splits in October 2004 and February 2006:

--------------------------------------------------------------------------------------------------------
                                                                                            Common Stock
                           Balance                                       Common Stock        in Treasury
--------------------------------------------------------------------------------------------------------
December 31, 2003                                                         325,644,220                 --
--------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants                                      4,121,316                 --
Issuance of common stock for employee benefit plans                           392,860                 --
Treasury stock - mature shares tendered related to option exercises                --            (10,564)
--------------------------------------------------------------------------------------------------------
December 31, 2004                                                         330,158,396            (10,564)
--------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants                                     13,700,750                 --
Issuance of common stock for employee benefit plans                           264,692                 --
Treasury stock - mature shares tendered related to option exercises                --         (1,942,718)
Conversion of long-term convertible notes                                       1,320                 --
--------------------------------------------------------------------------------------------------------
December 31, 2005                                                         344,125,158         (1,953,282)
--------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants                                     15,839,310             42,575
Issuance of common stock for employee benefit plans                                --            201,164
Treasury stock - mature shares tendered related to option exercises                --         (2,348,010)
Conversion of long-term convertible notes                                       7,841                 --
Issuance of restricted stock                                                  120,000                 --
Issuance of common stock in connection with public offering                20,000,000                 --
--------------------------------------------------------------------------------------------------------
December 31, 2006                                                         380,092,309         (4,057,553)
========================================================================================================

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

(13) SHARE-BASED COMPENSATION

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

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

With respect to options granted under the 1998 Incentive Plan, the exercise price may not be less than the market price of the common stock on the date of grant. In general, options granted under the 1998 Incentive Plan vest over periods ranging from immediate vesting to four-year vesting and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period for options granted under the 1998 Incentive Plan is subject to certain acceleration provisions if a change in control, as defined in the 1998 Incentive Plan, occurs. Plan participants may elect to exercise options at any time during the option term. However, any shares so purchased which have not vested as of the date of exercise shall be subject to forfeiture, which will lapse in accordance with the established vesting time period.

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

The Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan has not been approved by the Company's stockholders. As a result of the acquisition of Anthrogenesis on December 31, 2002, the company acquired the Anthrogenesis Qualified Employee Incentive Stock Option Plan, or the Qualified Plan, and the Non-Qualified Recruiting and Retention Stock Option Plan, or the Non-Qualified Plan. No future awards will be granted under the Non-Qualified Plan. The Qualified Plan authorizes the award of incentive stock options, which are stock options that qualify for special federal income tax treatment. The exercise price of any stock option granted under the Qualified Plan may not be less than the fair market value of the common stock on the date of grant. In general, options granted under the Qualified Plan vest evenly over a four-year period and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment. The vesting period is subject to certain acceleration provisions if a change in control occurs. No award will be granted under the Qualified Plan on or after December 31, 2008.

Stock options available for future grants under all plans were 22,042,287 at December 31, 2006.

The following table illustrates the effect on net income and net income per common share applicable to common stockholders for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions for stock-based compensation of SFAS 123, as amended:

------------------------------------------------------------------------------------------------
                                                                            2005          2004
------------------------------------------------------------------------------------------------
Net income as reported                                                   $ 63,656       $ 52,756
  Add: stock-based employee compensation expense included in reported
     income, net of tax                                                      (143)           250
  Add: stock-based employee compensation expense determined under
     fair-value-based method (1)                                          (52,746)       (26,027)
                                                                         -----------------------
  Basic pro forma net income                                             $ 10,767       $ 26,979
  Interest expense on convertible debt, net of tax                          5,571             --
                                                                         -----------------------
Diluted, pro forma net income                                            $ 16,338       $ 26,979
                                                                         -----------------------

Net income per common share:
  Basic, as reported                                                     $   0.19       $   0.16
  Basic, pro forma                                                       $   0.03       $   0.08
  Diluted, as reported                                                   $   0.18       $   0.15
  Diluted, pro forma                                                     $   0.03       $   0.08
================================================================================================

(1) Year 2005 reflects an adjustment recorded in the first quarter of 2005 to eliminate related valuation allowances of $17.7 million based on the Company's determination that it was more likely than not that certain benefits of its deferred tax assets would be realized.

SFAS 123R, which replaces SFAS 123, and supersedes APB 25, requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

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

The following table summarizes the impact of adopting SFAS 123R on 2006 results of operations:

      --------------------------------------------------------------------
                                                                     2006
      --------------------------------------------------------------------

      Cost of good sold                                            $ 1,637
      Research and development                                      12,740
      Selling, general and administrative                           62,266
                                                                   -------
      Total share-based compensation expense                        76,643
      Tax benefit related to share-based compensation expense       23,447
      --------------------------------------------------------------------
      Reduction in net income                                      $53,196
      --------------------------------------------------------------------

      Reduction in earnings per share:
          Basic                                                    $  0.15
          Diluted                                                  $  0.13
      ====================================================================

Included in stock-based compensation expense for the year ended December 31, 2006 was compensation expense related to non-qualified stock options of $57.2 million. Stock-based compensation expense totaling $5.2 million was recognized during the year ended December 31, 2006 resulting from the modification of certain stock option awards previously granted to the Company's former Chief Executive Officer in connection with his retirement.

No amounts of share-based compensation cost were capitalized as inventory or other assets during 2006. As of December 31, 2006, there was $88.8 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 1.4 years.

In computing the initial APIC Pool of excess tax benefits, the Company will apply the methodology described in paragraph 81 of SFAS 123R. Paragraph 81 of SFAS 123R prohibits recognition of a deferred tax asset for excess tax benefits that have not been realized. The Company has adopted the tax law method as its accounting policy regarding the ordering of tax benefits to determine whether an excess tax benefit has been realized.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Cash received from stock option exercises for the year ended December 31, 2006 was $113.1 million and the excess tax benefit recognized was $102.0 million. Cash received from stock option exercises for the years ended December 31, 2005 and 2004 was $52.6 million and $16.0 million, respectively. Pursuant to SFAS 123R, tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather shall continue to be presented as operating cash flows.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2006, 2005 and 2004 was $17.54 per share, $9.60 per share and $5.22 share. The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

       -------------------------------------------------------------------------------------------------
                                                             2006            2005               2004
       -------------------------------------------------------------------------------------------------
       Risk-free interest rate                            4.50%-5.24%     3.37%-4.62%        1.21%-4.69%
       Expected volatility                                  40%-52%         40%-41%            41%-51%
       Weighted average expected volatility                   47%             41%                47%
       Expected term (years)                                3.1-5.0         3.5-4.5            3.5-4.2
       Expected dividend yield                                 0%              0%                 0%
       =================================================================================================

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

For grants during the year ended December 31, 2006, the risk-free interest rate is based on the U.S. Treasury zero-coupon curve. Expected volatility of stock option awards is estimated based on the implied volatility of the Company's publicly traded options with settlement dates exceeding one year. The use of implied volatility was based upon the availability of actively traded options on the Company's common stock and the assessment that implied volatility is more representative of future stock price trends than historical volatility. Prior to the adoption of SFAS 123R, the Company calculated expected volatility using only historical stock price volatility. The expected term of an employee share option is the period of time for which the option is expected to be outstanding. The Company has made a determination of expected term by analyzing employees' historical exercise experience from its history of grants and exercises in the Company's option database and management estimates. Forfeiture rates are estimated based on historical data.

In December 2005, in recognition of the significance of the REVLIMID(R) regulatory approval, the Board of Directors approved a resolution to grant the 2006 annual stock option awards under the 1998 Incentive Plan in 2005. All stock options awarded were granted fully vested. Half of the options granted had an exercise price of $34.05 per option, which was at a 5% premium to the closing price of the Company's common stock of $32.43 per share on the grant date of December 29, 2005; the remaining options granted had an exercise price of $35.67 per option, which was at a 10% premium to the closing price of the Company's common stock of $32.43 per share on the grant date of December 29, 2005. The Board's decision to grant these options was in recognition of the REVLIMID(R) regulatory approval and in response to a review of the Company's long-term incentive compensation programs in light of changes in market practices and recently issued changes in accounting rules resulting from the issuance of SFAS 123R, which the Company adopted effective in the first quarter of 2006. Granting these options prior to the adoption of FASB No. 123R resulted in the Company not being required to recognize cumulative compensation expense of approximately $70.8 million for the four-year period ending December 31, 2009.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Stock option transactions for the year ended December 31, 2005 and 2004 under all plans are as follows:

----------------------------------------------------------------------------------------
                                                               OPTIONS OUTSTANDING
                                                      ----------------------------------
                                                                             WEIGHTED
                                        SHARES                               AVERAGE
                                      AVAILABLE                              EXERCISE
Balance December 31,                  FOR GRANT           SHARES         PRICE PER SHARE
----------------------------------------------------------------------------------------
2003                                  2,600,665         12,011,749        $     25.28
========================================================================================
    Stock split impact                2,600,665         11,324,297                 --
    Granted                          (4,073,768)         4,073,768              27.36
    Exercised                                --         (1,300,297)              7.99
    Cancelled                           793,837           (844,799)             19.27
----------------------------------------------------------------------------------------
2004                                  1,921,399         25,264,718        $     15.15
========================================================================================
    Authorized                        6,250,000                 --                 --
    Granted                          (7,302,665)         7,302,665              54.32
    Exercised                                --         (6,840,682)             11.16
    Cancelled                           405,262           (429,512)             23.72
    Stock split impact                1,273,996         25,297,189                 --
----------------------------------------------------------------------------------------
2005                                  2,547,992         50,594,378        $     13.70
========================================================================================

Stock option transactions for the year ended December 31, 2006 under all plans are as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                               Weighted       Weighted
                                                                               Average         Average         Aggregate
                                                                               Exercise       Remaining        Intrinsic
                                                                                Price        Contractual         Value
                                                           Options            Per Option     Term (years)    (In Thousands)
---------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2005                         50,594,378          $     13.70          6.9         $   909,083
   Changes during the year:
   Granted                                                3,705,816                43.86                               --
   Exercised                                            (15,855,841)               10.08                               --
   Forfeited                                             (1,235,384)               14.94                               --
   Expired                                                  (97,281)               11.71                               --
---------------------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2006                         37,111,688          $     18.18          6.0         $   959,600
---------------------------------------------------------------------------------------------------------------------------
Vested or expected to vest at December 31, 2006          36,497,433          $     18.08          5.9         $   947,017
---------------------------------------------------------------------------------------------------------------------------
Vested at December 31, 2006                              27,634,896          $     17.16          5.3         $   737,183
===========================================================================================================================

The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 was $540.3 million, $243.4 million and $38.5 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

The following table summarizes information concerning options outstanding under the 1998 and 1995 Incentive Plans at December 31, 2006:

---------------------------------------------------------------------------------------------------------------------------
                                       Options Outstanding                                   Options Vested
                          ---------------------------------------------      ---------------------------------------------
                                              Weighted                                           Weighted
                                              Average         Weighted                            Average       Weighted
                                              Exercise        Average                            Exercise        Average
 Range of Exercise           Number            Price         Remaining           Number            Price        Remaining
       Prices             Outstanding       Per Option      Term (yrs.)          Vested          Per Option    Term (yrs.)
---------------------------------------------------------------------------------------------------------------------------
$ 0.04  -  $5.00            5,361,046      $       1.87             2.9         5,361,046      $        1.87            2.9
  5.01  -  10.00            7,296,723              6.76             4.5         6,559,911               6.68            4.3
 10.01  -  15.00            7,337,144             12.87             6.7         3,891,731              12.86            6.1
 15.01  -  20.00            3,423,871             16.56             7.0         1,653,743              16.40            5.9
 20.01  -  30.00            4,658,241             25.17             6.7         2,780,199              25.82            5.5
 30.01  -  40.00            5,739,148             34.70             8.4         5,361,248              34.64            8.4
 40.01  -  59.01            3,295,515             44.83             6.0         2,027,018              42.33            4.6
---------------------------------------------------------------------------------------------------------------------------
Total                      37,111,688      $      18.18             6.0        27,634,896      $       17.16            5.3
===========================================================================================================================

Stock options granted to executives at the vice-president level and above under the 1998 Incentive Plan, after September 18, 2000, contained a reload feature which provided that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 1998 Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or pays minimum statutory applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee to exercise the stock option or to pay withholding taxes thereon. The reload stock option will be exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair value (as defined in the 1998 Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. As of December 31, 2006, the Company has issued 10,876,300 stock options to executives that contain the reload features noted above, of which 1,422,235 options are still outstanding. The 1998 Incentive Plan was amended to eliminate the reload feature for all stock options granted on or after October 1, 2004.

WARRANTS: In connection with its acquisition of Anthrogenesis, the Company assumed the Anthrogenesis warrants outstanding, which were converted into warrants to purchase 867,356 shares of the Company's common stock. Anthrogenesis had issued warrants to investors at exercise prices equivalent to the per share price of their investment. As of December 31, 2006, Celgene had 378,652 warrants outstanding to acquire an equivalent number of shares of Celgene common stock at a weighted average exercise price of $2.94 per warrant. The number of warrants exercised in 2006, 2005 and 2004 were 26,044, 19,388, and 153,144, respectively.
These warrants expire on various dates from 2008 to 2012.

(14) EMPLOYEE BENEFIT PLANS

The Company sponsors an investment savings plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended. The Company's contributions to the savings plan are discretionary and have historically been made in the form of the Company's common stock. Such contributions are based on

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

specified percentages of employee contributions and aggregated a total expense charged to operations of $8.2 million in 2006, $6.5 million in 2005 and $3.5 million in 2004.

During 2000, the Company's Board of Directors approved a deferred compensation plan effective September 1, 2000. In February, 2005, the Company's Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, which operates as the Company's ongoing deferred compensation plan and which is intended to comply with the American Jobs Creation Act of 2004, which added new Section 409A to the Internal Revenue Code, changing the income tax treatment, design and administration of certain plans that provide for the deferral of compensation. The Company's Board of Directors also froze the 2000 deferred compensation plan, effective as of December 31, 2004, so that no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of
Section 409A. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to 25% of the participant's base salary, 100% of cash bonuses and restricted stock and stock options gains (both subject to a minimum deferral of 50% of each award of restricted stock or stock option gain approved by the Compensation Committee for deferral). Company contributions to the deferred compensation plan represent a 100% match of the participant's deferral up to a specified percentage (ranging from 10% to 25%, depending on the employee's position as specified in the plan) of the participant's base salary. The Company recorded expense of $0.5 million, $0.4 million and $0.8 million associated with the matching of the deferral of compensation in 2006, 2005 and 2004, respectively. All amounts are 100% vested at all times, except with respect to restricted stock, which will not be vested until the date the applicable restrictions lapse. At December 31, 2006 and 2005, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheets of approximately $15.5 million and $11.2 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measuring alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.

The Company has established a Long-Term Incentive Plan, or LTIP designed to provide key officers and executives with performance based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. The Company currently has three 3-year performance cycles running concurrently ending December 31, 2007, 2008 and 2009. The 2007 performance cycle was approved by the Management Compensation and Development Committee of the Board of Directors on February 2, 2007 and began on January 1, 2007 and will end on December 31, 2009. Performance measures for the Plans are based on the following components in the last year of the 3-year cycle: 25% on earnings per share, 25% on net income and 50% on revenue.

Payouts may be in the range of 0% to 200% of the participant's salary for the 2007, 2008 and 2009 Plans. The estimated payout for the concluded 2006 Plan is $4.5 million, which is included in other current liabilities at December 31, 2006, and the maximum potential payout, assuming objectives are achieved at the 200% level for the 2007, 2008 and 2009 Plans are $6.2 million, $6.4 million and $7.7 million, respectively. Such awards are payable in cash or, at its discretion, the Company can elect to pay the same value in its common stock based upon the Company's stock price at the payout date. The Company accrues the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of the Company's level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2006, 2005 and 2004, the Company recognized expense related to the LTIP of $4.6 million, $4.4 million and $3.4 million, respectively.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(15) SPONSORED RESEARCH, LICENSE AND OTHER AGREEMENTS

PHARMION: In November 2001, the Company licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of its intellectual property covering thalidomide and S.T.E.P.S(R). Under the terms of the agreement, the Company receives a royalty of 8% of Pharmion's net thalidomide sales in countries where Pharmion has received regulatory approval and a S.T.E.P.S(R) license fee of 8% in all other licensed territories. In December 2004, following the Company's acquisition of Penn T Limited, the Company entered into an amended thalidomide supply agreement with Pharmion whereby, in exchange for a reduction in Pharmion's purchase price of thalidomide to 15.5% of its net sales of thalidomide, the Company received a one-time payment of 39.6 million British pounds sterling, or U.S. dollar equivalency of $77.0 million. Under the December 2004 agreement, as amended, the Company also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in additional territories and eliminating certain of its license termination rights. Under a separate letter agreement simultaneously entered into by the parties, Pharmion has also agreed to provide the Company with an aggregate $8.0 million over a three-year period commencing January 1, 2005 and ending December 31, 2007 to support the two companies' existing thalidomide research and development efforts.

Pursuant to EITF 00-21, the Company has determined that the agreements constitute a single unit of accounting and pursuant to SAB No. 104, the Company has recorded the payments received as deferred revenue and is amortizing such payments on a straight-line basis over an estimated useful life of 13 years, which is the estimated life of the supply agreement. The remaining payments to be received under the thalidomide research and development letter agreement is approximately $2.7 million at December 31, 2006 and will be recorded as deferred revenue in 2007 as such payments are received and amortized over the remaining useful life of the supply agreement.

NOVARTIS PHARMA AG: In April 2000, the Company entered into an agreement with Novartis in which it granted to Novartis an exclusive worldwide license (excluding Canada) to develop and market FOCALIN(TM) (d-methylphenidate, or d-
MPH) and FOCALIN XR(TM), the long-acting drug formulation. The Company has retained the exclusive commercial rights to FOCALIN(TM) and FOCALIN XR(TM) for oncology-related disorders, such as chronic fatigue associated with chemotherapy. The Company also granted Novartis rights to all of its related intellectual property and patents, including new formulations of the currently marketed RITALIN(R). Under the agreement, the Company has received upfront and regulatory achievement milestone payments totaling $55.0 million and is entitled to additional payments upon attainment of certain other milestone events. The Company also sells FOCALIN(TM) to Novartis as well as receive royalties on sales of all of Novartis' FOCALIN XR(TM) and RITALIN(R) family of ADHD-related products. The research portion of the agreement ended in June 2003.

(16) INCOME TAXES

The income tax provision is based on income before income taxes as follows:

      -------------------------------------------------------------------
                                       2006          2005          2004
      -------------------------------------------------------------------

      U.S                           $ 252,001     $ 135,048     $ 244,034
      Non-U.S                         (49,106)      (50,836)     (180,863)
      -------------------------------------------------------------------
      Income before income taxes    $ 202,895     $  84,212     $  63,171
      ===================================================================

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

The provision/(benefit) for taxes on income from continuing operations is as follows:

      -------------------------------------------------------------------------
                                              2006          2005         2004
      -------------------------------------------------------------------------

      United States:
      Taxes currently payable:
            Federal                        $ 160,553     $  11,538    $   6,429
            State and local                   27,681         8,609        4,067
      Deferred income taxes                  (54,456)       (3,430)          --
      -------------------------------------------------------------------------
      Total U.S. tax provision               133,778        16,717       10,496
      -------------------------------------------------------------------------
      International:
            Taxes currently payable            1,171         4,926       23,486
            Deferred income taxes             (1,035)       (1,087)     (23,567)
      -------------------------------------------------------------------------
      Total international tax provision          136         3,839          (81)
      -------------------------------------------------------------------------
      Total provision                      $ 133,914     $  20,556    $  10,415
      =========================================================================

Amounts are reflected in the preceding tables based on the location of the taxing authorities. As of December 31, 2006, we have not made a U.S. tax provision on certain unremitted earnings of our international subsidiaries. These earnings are expected to be reinvested overseas indefinitely. It is not practicable to compute the estimated deferred tax liability on these earnings.

The Company operates under an incentive tax holiday in Switzerland that expires in 2015 and exempts the Company from certain Swiss income taxes.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." The company records the tax effect on these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) or "deferred tax liabilities" (generally items for which the company received a tax deduction but that have not yet been recorded in the consolidated statement of operations). The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, tax planning strategies and other relevant factors. Significant judgment is required in making this assessment. At December 31, 2006 and 2005 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

-----------------------------------------------------------------------------------------------------------------
                                                                          2006                         2005
-----------------------------------------------------------------------------------------------------------------
                                                                ASSETS     LIABILITIES      ASSETS     LIABILITIES
                                                                ------     -----------      ------     -----------
Federal and state net operating loss carryforwards            $  72,167     $      --     $  84,161     $      --
Prepaid/deferred items                                           22,987            --        30,016            --
Deferred Revenue                                                 22,253            --        19,533            --
Capitalized research expenses                                    18,167            --         6,861            --
Research and experimentation tax credit carryforwards            28,979            --        19,770            --
Non-qualified stock options                                      23,447            --            --            --
Plant and equipment, primarily differences in depreciation        1,284            --           618          (295)
Inventory                                                         2,685            --         1,607            --
Other Assets                                                         --          (216)           --          (348)
Intangibles                                                       2,533       (28,850)        7,910       (27,786)
Accrued and other expenses                                       41,323            --        13,516            --
Unrealized gains on securities                                       --       (10,924)           --          (848)
                                                              ---------------------------------------------------
Subtotal                                                        235,825       (39,990)      183,992       (29,277)
Valuation allowance                                             (18,999)           --       (10,396)           --
                                                              ---------------------------------------------------
Total Deferred Taxes                                            216,826       (39,990)    $ 173,596     $ (29,277)
Net Deferred Tax Asset                                        $ 176,836            --     $ 144,319     $      --
=================================================================================================================

At December 31, 2006 and 2005, deferred tax assets and liabilities were classified on our balance sheet as follows:

      -------------------------------------------------------------------
                                                   2006            2005
      -------------------------------------------------------------------

      Current assets                            $  87,979       $ 113,059
      Other assets (non-current)                  101,048          42,936
      Other non-current liabilities               (12,191)        (11,676)
      -------------------------------------------------------------------
      Net deferred tax asset                    $ 176,836       $ 144,319
      ===================================================================

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

      ------------------------------------------------------------------------
      PERCENTAGES                                2006        2005         2004
      ------------------------------------------------------------------------

      US statutory rate                          35.0%       35.0%        35.0%
      Foreign losses without tax benefit         16.6        27.2         50.5
      State taxes, net of federal benefit         9.7         9.6          4.3
      Other                                       4.5         3.2          1.7
      Change in valuation allowance               0.2       (50.6)       (75.0)
      ------------------------------------------------------------------------
      Effective income tax rate                  66.0%       24.4%        16.5%
      ========================================================================

At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $401.8 million and combined state net operating loss carryforwards of approximately $ 387.5 million that will expire in the years 2007 through 2026. Under SFAS 123R, excess tax benefits related to stock option deductions incurred after December 31, 2005, are recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, the Company has not recorded deferred tax assets for certain stock option deductions included in its net operating loss carryforwards. At December 31, 2006, stock option deductions included in the federal net operating loss carryforwards for which no deferred tax assets have been recorded were approximately $226.1 million and stock option deductions included in the combined state net operating loss carryforwards for which no deferred tax assets have been recorded were approximately $209.3 million. The excess tax benefit of these stock option deductions will be recorded as an

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

increase in additional paid-in capital when realized. The Company also has research and experimentation credit carryforwards of approximately $29.0 million that expire in the years 2007 through 2026.

At March 31, 2005, the Company determined it was more likely than not that certain benefits of its deferred tax assets would be realized based on favorable clinical data related to REVLIMID(R) (Lenalidomide) during the quarter in concert with the Company's nine consecutive quarters of profitability. This led to the conclusion that it was more likely than not that the Company will generate sufficient taxable income to realize the benefits of its deferred tax assets. As a result of eliminating the related valuation allowances, the Company recorded an income tax benefit in 2005 of $42.6 million and an increase to additional paid-in capital of $30.2 million. At December 31, 2006, it was more likely than not that the Company would realize its deferred tax assets, net of valuation allowances.

The Company realized stock option deduction benefits in 2006 and 2005 for income tax purposes and has increased additional paid-in capital in the amount of approximately $114.0 million and $103.6 million, respectively. The Company has recorded deferred income taxes as a component of accumulated other comprehensive income resulting in deferred income tax liabilities at December 31, 2006 and 2005 of $10.9 million and $0.9 million, respectively.

The Company's income tax returns are routinely audited by the Internal Revenue Service and various state and foreign authorities. Significant disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions. While the Company believes its positions comply with applicable laws, it records liabilities based upon estimates of outcomes of these matters.

(17) COMMITMENTS AND CONTINGENCIES

LEASES: The Company leases office and research facilities under various operating lease agreements in the United States, Europe, Japan and Australia. At December 31, 2006, the non-cancelable lease terms for the operating leases expire at various dates between 2007 and 2015 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.

Future minimum lease payments under noncancelable operating leases as of December 31, 2006 are:

                                                          Operating
                                                            Leases
                                                          ---------

                2007                                      $   5,836
                2008                                          5,212
                2009                                          4,891
                2010                                          4,455
                2011                                          4,222
            Thereafter                                        5,311
                                                          ---------
            Total minimum lease payments                  $  29,927
            =======================================================

Total facilities rental expense under operating leases was approximately $5.0 million in 2006, $4.5 million in 2005 and $4.3 million in 2004.

In October 2006, the Company invested $1.4 million in Burrill Life Sciences Capital Fund III, or the Fund, for an 8.6% ownership interest. Pursuant to Emerging Issues Task Force Topic No. D-46, "Accounting for

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

Limited Partnership Investments," the Company is accounting for this investment under the equity method of accounting. As prescribed by the equity method of accounting, the Company records its share of the Fund's investment gains, losses and expenses based on the percentage of its investment balance to the total Fund balance. The Company has committed to invest an additional $18.6 million into the Fund which is callable any time over the next ten-years. The Fund will invest in start-up companies conducting business in life sciences such as biotechnology, pharmaceuticals, medical technology, devices, diagnostics plus health and wellness. In 2006, the Company recorded equity losses of $0.3 million for its share of the Fund's expenses and at December 31, 2006, the Company's net investment was $1.1 million.

In connection with the acquisition of Penn T, the Company entered into a five-year minimum period Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited under which PPSL provides the services and facilities necessary for the manufacture of THALOMID(R) and other thalidomide formulations. At December 31, 2006, the remaining cost to be incurred was approximately $6.7 million through October 2009.

In March 2003, the Company entered into a supply and distribution agreement with GlaxoSmithKline to distribute, promote and sell ALKERAN(R) (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN(R) tablets and ALKERAN(R) for infusion from GSK and distribute the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. On December 31, 2006, the remaining minimum purchase requirements under the agreement totaled $67.3 million, consisting of the following subsequent extensions:

      o  January 1, 2007  - December 31, 2007                    $ 29,050
      o  January 1, 2008  - December 31, 2008                      30,525
      o  January 1, 2009  - March 31, 2009                          7,725
                                                                 --------
                                                                 $ 67,300
                                                                 --------

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

FDA regulatory exclusivity for thalidomide has expired so that generic drug companies can file an ANDA to seek approval to market thalidomide in the United States. Barr Laboratories, Inc., a generic drug manufacturer located in Pomona, New York, filed an ANDA for the treatment of ENL in the manner described in the Company's label and seeking permission from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID(R). Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a "Paragraph IV certification") challenging the validity or infringement of a patent listed in the FDA's APPROVED DRUG PRODUCTS WITH THERAPEUTIC EQUIVALENCE EVALUATIONS (the "Orange Book") four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On or after December 5, 2006, Barr mailed notices of Paragraph IV certifications alleging that the following patents listed for THALOMID(R) in the Orange Book are invalid, unenforceable, and/or not infringed: U.S. Patent Nos. 6,045,501 ("the '501 patent"), 6,315,720 ("the '720 patent"), 6,561,976 ("the '976 patent"), 6,561,977 ("the '977 patent"), 6,755,784 ("the '784 patent"), 6,869,399 ("the '399 patent"),
6,908,432 ("the '432 patent"), and 7,141,018 ("the `018 patent"). The '501,
'976, and '432 patents do not expire until August 28, 2018, while the remaining patents do not expire until October 23, 2020. On January 18, 2007, the Company filed an infringement action in the United States District Court of New Jersey against Barr. The Company intends to vigorously enforce its rights under these patents. If the

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

ANDA is approved by the FDA, and Barr is successful in challenging the Company's patents listed in the Orange Book for THALOMID(R), Barr would be permitted to sell a generic thalidomide product.

On August 19, 2004, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALINTM. The notification letters contend that United States Patent Nos. 5,908,850, or '850 patent, and 6,355,656, or '656 patent, were invalid. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or '530 patent, in the Orange Book in association with the FOCALIN(TM) NDA. The original 2004 action asserted infringement of the '850 patent. Teva amended its answer during discovery to contend that the '850 patent was not infringed by the filing of its ANDA, and that the '850 patent is not enforceable due to an allegation of inequitable conduct. Fact discovery expired on February 28, 2006. At about the time of the filing of the '850 patent infringement action, reexamination proceedings for the '656 patent were initiated in the United States Patent and Trademark Office, or U.S. PTO. Recently, the U.S. PTO sent to the Company a Notice of Intent to Issue Ex Parte Reexamination Certificate. On December 21, 2006, Celgene and Novartis filed an action in the United States District Court of New Jersey against Teva for infringement of the '656 patent. As a related case, the '656 patent infringement action has been assigned to the same judge assigned to the '850 patent infringement action who consolidated it with the previously pending '850 patent infringement action. No trial date has been set for either case. The statutory 30-month stay of FDA approval of Teva's ANDA expired on January 9, 2007. If Teva goes to market with a generic version of FOCALIN(TM) prior to trial, or successfully defends against both patents, the Company's sales of FOCALIN(TM) to Novartis could be significantly reduced. The '530 patent is not part of the patent infringement action against Teva. The proceeding does not involve an ANDA for FOCALIN XR(TM).

On December 4, 2006, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Abrika Pharmaceuticals, Inc. and Abrika Pharmaceuticals, LLP, in response to a notice of a Paragraph IV certification made by Abrika Pharmaceuticals, Inc. in connection with the filing of an ANDA for RITALIN LA(TM). The notification letter contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and are not infringed by the proposed Abrika products. On December 6, 2006, the Company and Novartis filed a second identical action in the United States District Court for the District of Delaware as a protective suit and intended to serve the complaint and summons only in the event that personal jurisdiction in New Jersey was successfully challenged by Abrika. Abrika filed an answer and counterclaim in the Delaware court on December 8, 2006. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement and unenforceability. The Company and Novartis have moved the Delaware court to strike Abrika's answer and counterclaim without prejudice to refiling if the complaint is later served, or to stay the action pending a determination of personal jurisdiction in the New Jersey court. The motion is fully briefed and awaiting a decision by the court. Abrika has moved to dismiss the New Jersey action or to transfer it to the Delaware court. The Company and Novartis have been granted leave to take discovery from Abrika prior to filing an opposition brief. The motion is scheduled to be fully briefed by March 26, 2007. Neither the Delaware court nor the New Jersey court has set a date for trial. If the Company is unsuccessful in defending its patents by a Court of final decision, Novartis' sales of RITALIN LA(TM) could be significantly reduced in the United States by the entrance of a generic RITALIN LA(TM) product, consequently reducing our revenue from royalties associated with these sales.

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

(18) GEOGRAPHIC AND PRODUCT INFORMATION

OPERATIONS BY GEOGRAPHIC AREA: Revenues outside of North America consist primarily of sales of THALOMID(R) and REVLIMID(R) in France, the United Kingdom and Switzerland in addition to royalties from Novartis on their international sales of RITALIN(R) LA.

      -----------------------------------------------------------------
      REVENUES                         2006          2005          2004
      -----------------------------------------------------------------

      United States                $845,418      $510,198      $368,628
      Europe                         42,970        16,321         2,816
      All Other                      10,485        10,422         6,058
      -----------------------------------------------------------------
      Total Revenues               $898,873      $536,941      $377,502
      =================================================================

      ---------------------------------------------------
      LONG LIVED ASSETS(1)             2006          2005
      ---------------------------------------------------

      United States                $ 78,262      $ 73,340
      Europe                        207,349       134,940
      All Other                          37            --
      ---------------------------------------------------
      Total Long Lived Assets      $285,648      $208,280
      ===================================================

      (1) Long-lived assets consist of net property, plant and equipment, intangible assets and goodwill.

REVENUES BY PRODUCT: Total revenue from external customers by product for the years ended December 31, 2006, 2005 and 2004, were as follows:

      --------------------------------------------------------------------
                                          2006         2005         2004
      --------------------------------------------------------------------

         REVLIMID(R)                    $320,558     $  2,862     $     --
         THALOMID(R)                     432,950      387,816      308,577
         ALKERAN(R)                       50,337       49,748       16,956
         FOCALIN(TM)                       7,340        4,210        4,177
         Other                               420          989          861
      --------------------------------------------------------------------
      Total net product sales           $811,605     $445,625     $330,571
      Collaborative agreements
         and other revenue                18,189       41,334       20,012
      Royalty revenue                     69,079       49,982       26,919
      --------------------------------------------------------------------
      Total revenue                     $898,873     $536,941     $377,502
      ====================================================================

                      CELGENE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006
  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

MAJOR CUSTOMERS: As is typical in the pharmaceutical industry, the Company sells its products primarily through wholesale distributors and therefore, wholesale distributors account for a large portion of the Company's net product sales. In 2006, 2005 and 2004, there were three customers that each accounted for more than 10% of the Company's total revenue. Total net sales to each such customer as a percent of total revenue in 2006, 2005 and 2004 were as follows: Cardinal Health 20.2%, 28.9% and 29.5%; McKesson Corp. 16.0%, 20.3% and 18.6%; and
Amerisource Bergen Corp. 11.9%, 14.8% and 17.9%. These same customers accounted for the following percentages of accounts receivable for the years ended December 31, 2006 and 2005, respectively: McKesson Corp. 20.6% and 32.8%; Cardinal Health 23.0% and 30.0%; and Amerisource Bergen Corp. 10.5% and 13.2%.

(19) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

-----------------------------------------------------------------------------------------------------
                                        1Q            2Q            3Q            4Q           Year
-----------------------------------------------------------------------------------------------------
                 2006
                 ----
Total revenue                       $ 181,841     $ 197,239     $ 244,839     $ 274,954     $ 898,873
Gross profit (1)                      130,099       149,602       188,900       217,112       685,713
Income tax (provision)                (15,042)      (26,735)      (41,139)      (50,998)     (133,914)
Net income                             16,024         9,608        20,437        22,912        68,981
Net income per common share: (2)
     basic                          $    0.05     $    0.03     $    0.06     $    0.06     $    0.20
     diluted                        $    0.04     $    0.03     $    0.05     $    0.06     $    0.18
Weighted average shares:
      basic                           343,966       347,696       351,200       365,820       352,217
     diluted                          400,699       370,360       404,858       419,334       407,181
=====================================================================================================

-----------------------------------------------------------------------------------------------------
                                        1Q            2Q            3Q            4Q           Year
-----------------------------------------------------------------------------------------------------
                 2005
                 ----
Total revenue                       $ 112,396     $ 145,701     $ 129,506     $ 149,338     $ 536,941
Gross profit (1)                       85,041        87,187        90,701       101,969       364,898
Income tax benefit (provision)         34,172       (29,967)      (12,975)      (11,786)      (20,556)
Net income                             48,214        10,846           668         3,928        63,656
Net income per common share: (2)
     basic                          $    0.15     $    0.03     $      --     $    0.01     $    0.19
     diluted                        $    0.13     $    0.03     $      --     $    0.01     $    0.18
Weighted average shares:
      basic                           331,225       334,282       336,596       339,839       335,512
     diluted                          382,216       352,023       359,724       359,998       390,585
=====================================================================================================

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

                      CELGENE CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

-------------------------------------------------------------------------------------------------
                                                       Additions
                                       Balance at     charged to
                                      beginning of    expense or                      Balance at
Year ended December 31,                   year           sales         Deductions     end of year
-------------------------------------------------------------------------------------------------
               2006
               ----
Allowance for doubtful accounts         $ 2,292        $ 2,169           $   132        $ 4,329
Allowance for customer discounts          1,447         18,881(1)         18,032          2,296
                                        ---------------------------------------------------------
   Subtotal                               3,739         21,050            18,164          6,625
Allowance for sales returns               5,017         54,551(1)         50,088          9,480
-------------------------------------------------------------------------------------------------
    Total                               $ 8,756        $75,601           $68,252        $16,105
=================================================================================================

               2005
               ----
Allowance for doubtful accounts         $ 1,370        $ 1,029           $   107        $ 2,292
Allowance for customer discounts            837         10,948(1)         10,338          1,447
                                        ---------------------------------------------------------
   Subtotal                               2,207         11,977            10,445          3,739
Allowance for sales returns               9,600         21,256(1)         25,839          5,017
-------------------------------------------------------------------------------------------------
Total                                   $11,807        $33,233           $36,284        $ 8,756
=================================================================================================

               2004
               ----
Allowance for doubtful accounts         $   873        $   867           $   370        $ 1,370
Allowance for customer discounts            657          7,448(1)          7,268            837
                                        ---------------------------------------------------------
   Subtotal                               1,530          8,315             7,638          2,207
Allowance for sales returns               8,368         16,279(1)         15,047          9,600
-------------------------------------------------------------------------------------------------
Total                                   $ 9,898        $24,594           $22,685        $11,807
=================================================================================================

(1)   Amounts are a reduction from gross sales.