Form 10-Q
period 2007-03-31
CELGENE CORP /DE/
filed 2007-05-09
CIK 816284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 0-16132
CELGENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2711928

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

86 Morris Avenue, Summit, NJ	07901

(Address of principal executive offices)	(Zip Code)
(908) 673-9000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated ☑      Accelerated ☐      Non-accelerated ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
At May 3, 2007, 379,896,053 shares of Common Stock par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-Month Period Ended
	March 31,
	2007	2006
Revenue:
Net product sales	$269,796	$160,243
Collaborative agreements and other revenue	4,804	3,893
Royalty revenue	18,815	17,705

Total revenue	293,415	181,841

Expenses:

Cost of goods sold	22,055	30,144
Research and development	79,575	54,524
Selling, general and administrative	107,421	66,897

Total expenses	209,051	151,565

Operating income	84,364	30,276

Other income and expense:
Interest and investment income, net	24,774	4,651
Equity in losses of affiliated companies	1,283	3,091
Interest expense	2,688	2,365
Other income, net	931	1,595

Income before income taxes	106,098	31,066

Income tax provision	48,689	15,042

Net income	$57,409	$16,024

Net income per common share:
Basic	$0.15	$0.05
Diluted	$0.14	$0.04

Weighted average shares:
Basic	377,599	343,966

Diluted	429,306	400,699

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,018,623	$1,439,415
Marketable securities available for sale	1,096,495	542,805
Accounts receivable, net of allowances of $10,023 and $6,625 at March 31, 2007 and December 31, 2006, respectively	129,650	127,777
Inventory	30,216	25,371
Deferred income taxes	87,022	87,979
Other current assets	80,569	87,657

Total current assets	2,442,575	2,311,004

Property, plant and equipment, net	154,172	146,645
Investment in affiliated companies	15,096	16,379
Intangible assets, net	98,819	100,509
Goodwill	38,707	38,494
Other assets	136,250	122,760

Total assets	$2,885,619	$2,735,791

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$25,126	$24,410
Accrued expenses	88,832	112,992
Income taxes payable	862	84,859
Current portion of deferred revenue	7,722	7,647
Other current liabilities	11,466	9,795

Total current liabilities	134,008	239,703

Long-term convertible notes	399,883	399,889
Deferred revenue, net of current portion	62,451	63,027
Other non-current liabilities	170,212	56,995

Total liabilities	766,554	759,614

Commitments and Contingencies

Stockholders’ equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 383,403,209 and 380,092,309 shares at March 31, 2007 and December 31, 2006, respectively	3,834	3,801
Common stock in treasury, at cost; 3,938,012 and 4,057,553 shares at March 31, 2007 and December 31, 2006, respectively	(144,025)	(148,097)
Additional paid-in capital	2,288,335	2,209,889
Accumulated deficit	(44,363)	(101,773)
Accumulated other comprehensive income	15,284	12,357

Total stockholders’ equity	2,119,065	1,976,177

Total liabilities and stockholders’ equity	$2,885,619	$2,735,791

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three-Month Period Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$57,409	$16,024
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization of long-term assets	6,913	5,592
Provision for accounts receivable allowances	3,445	309
Realized loss on marketable securities available for sale	64	3,346
Unrealized loss (gain) on value of EntreMed warrants	62	(107)
Equity in losses of affiliated companies	1,283	3,091
Non-cash stock-based compensation expense	9,573	14,889
Amortization of discount on marketable securities available for sale, net	(1,381)	(337)
Amortization of debt issuance cost	611	611
Deferred income taxes	(9,571)	(8,501)
Shares issued for employee benefit plans	1,287	1,366
Other	(67)	584

Change in current assets and liabilities:
Increase in accounts receivable	(5,058)	(12,828)
(Increase) decrease in inventory	(4,790)	3,770
Decrease (Increase) in other operating assets	8,616	(2,956)
Decrease in accounts payable and accrued expenses	(15,134)	(9,416)
Increase in income tax payable	37,330	1,647
Decrease in deferred revenue	(795)	(1,381)

Net cash provided by operating activities	89,797	15,703

Cash flows from investing activities:
Capital expenditures	(10,754)	(9,447)
Proceeds from sales and maturities of marketable securities available for sale	706,204	235,067
Purchases of marketable securities available for sale	(1,256,255)	(214,821)
Investment in affiliated companies	—	(2,000)
Purchase of long-term investments	(1,406)	—

Net cash (used in) provided by investing activities	(562,211)	8,799

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	31,302	23,101
Excess tax benefit from share-based compensation arrangements	19,525	21,586

Net cash provided by financing activities	50,827	44,687

Effect of currency rate changes on cash and cash equivalents	795	1,963

Net (decrease) increase in cash and cash equivalents	(420,792)	71,152

Cash and cash equivalents at beginning of period	1,439,415	123,316

Cash and cash equivalents at end of period	$1,018,623	$194,468

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Three-Month Period Ended
	March 31,
	2007	2006
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss (gain) on marketable securities available for sale	$2,259	$(2,911)

Matured shares tendered in connection with stock option exercises	$(963)	$(376)

Conversion of convertible notes	$6	$9

Supplemental disclosure of cash flow information:
Interest paid	$1,750	$1,750

Income taxes paid	$—	$296

See accompanying Notes to Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation: Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases through regulation of cellular, genomic and proteomic targets. The Company’s commercial stage programs include pharmaceutical sales of REVLIMID®, THALOMID®, ALKERAN® and sales of FOCALINTM to Novartis Pharma AG, or Novartis; a licensing agreement with Novartis which entitles us to royalties on FOCALIN XRTM and the entire RITALIN® family of drugs; a licensing and product supply agreement with Pharmion Corporation for its sales of thalidomide; and sales of tissue and cellular products and services through its Cellular Therapeutics subsidiary.
The accompanying unaudited consolidated financial statements have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All inter-company transactions and balances have been eliminated. Investments in limited partnerships and interests in which the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. Certain reclassifications have been made to the prior period’s consolidated financial statements in order to conform to the current period’s presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Interim results may not be indicative of the results that may be expected for the full year. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim statements.
Recent Accounting Principles: In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN, 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” or SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and had no cumulative effect adjustment related to the adoption. However, certain amounts have been reclassified in the consolidated balance sheet and new disclosures have been provided to comply with the requirements of the statement. See Note 10, “Income taxes,” for additional information.
On May 2, 2007, the FASB issued FASB Staff Position, or FSP, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”, or FSP FIN 48-1. FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company retroactively adopted the provisions of FSP FIN 48-1 effective January 1, 2007 and has determined that it had no impact on its consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
In February 2007, the FASB issued SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 159, if any, on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. SFAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 157, if any, on its consolidated financial statements.
In December 2006, the FASB issued FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements”, or FSP 00-19-2, which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP 00-19-2 was issued in December 2006 and is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payments arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted the provisions of FSP 00-19-2 effective January 1, 2007 and has determined that the adoption had no impact on its consolidated financial statements. See Note 7, “Long-Term Debt,” for additional information.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, or SFAS 155, which permits a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. The Company has adopted the provisions of SFAS 155 effective January 1, 2007 and has determined that it had no impact on its consolidated financial statements.
2. Earnings Per Share (EPS)
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

	Three-Month Period Ended
	March 31,
	2007	2006

Net income	$57,409	$16,024
Interest expense on convertible debt, net of tax	1,393	1,393

Net income for diluted computation	$58,802	$17,417

Weighted average shares:
Basic	377,599	343,966
Effect of dilutive securities:
Options, warrants and other incentives	18,693	23,711
Convertible debt	33,014	33,022

Diluted	429,306	400,699

Net Income Per Share:
Basic	$0.15	$0.05
Diluted	$0.14	$0.04

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 2,681,971 and 832,473 shares as of March 31, 2007 and 2006, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
3. Comprehensive Income
The components of comprehensive income, which represents the change in equity from non-owner sources, consists of net income (losses), changes in currency translation adjustments and the after tax effects of changes in net unrealized gains (losses) on marketable securities classified as available for sale
A summary of comprehensive income for the three-month periods ended March 31, 2007 and 2006 follows:

	Three-Month Period Ended
	March 31,
	2007	2006

Net income	$57,409	$16,024

Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities available for sale, net of tax	1,306	(4,569)
Less: reclassification adjustment for losses included in net income	64	3,345

Total unrealized gains (losses) on marketable securities available for sale, net of tax	1,370	(1,224)
Currency translation adjustments	1,557	(478)

Total other comprehensive income (loss)	2,927	(1,702)

Comprehensive income	$60,336	$14,322

4. Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $992.4 million and $1,400.9 million at March 31, 2007 and December 31, 2006, respectively, are recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2007 and December 31, 2006 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2007	Cost	Gain	Loss	Value

Mortgage-backed obligations	$159,955	$513	$(345)	$160,123
U.S. treasury securities	103,966	9	(276)	103,699
Government-sponsored agency securities	755,988	360	(3,096)	753,252
Corporate debt securities	13,464	21	(544)	12,941
Other asset-backed securities	13,940	1,705	(157)	15,488
Marketable equity securities	20,212	30,780	—	50,992

Total available-for-sale marketable securities	$1,067,525	$33,388	$(4,418)	$1,096,495

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gain	Loss	Value

Mortgage-backed obligations	$62,137	$281	$(426)	$61,992
U.S. treasury securities	53,260	—	(497)	52,763
Government-sponsored agency securities	349,756	70	(3,771)	346,055
Corporate debt securities	13,477	17	(470)	13,024
Other asset-backed securities	17,315	1,731	—	19,046
Marketable equity securities	20,212	29,713	—	49,925

Total available-for-sale marketable securities	$516,157	$31,812	$(5,164)	$542,805

Government-sponsored agency securities include fixed rate asset-backed securities issued by the Federal National Mortgage Association and the Federal Home Loan Bank. Other asset-backed securities are securities backed by collateral other than mortgage obligations. Unrealized losses for mortgage-backed obligations, U.S. treasury securities and government-sponsored agency securities were primarily due to increases in interest rates. Unrealized losses for corporate debt and other asset-backed securities were due to increases in interest rates as well as widening credit spreads. The Company has sufficient liquidity and the intent to hold these securities until the market value recovers. Moreover, the Company does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the individual investments.
Duration of debt securities classified as available-for-sale at March 31, 2007 were as follows:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$266,364	$266,368
Duration of one through three years	587,173	586,353
Duration of three through five years	181,103	180,081
Duration of five through seven years	12,673	12,701

Total	$1,047,313	$1,045,503

5. Inventory
A summary of inventories by major category at March 31, 2007 and December 31, 2006 follows:

	March 31,	December 31,
	2007	2006

Raw materials	$10,575	$10,133
Work in process	7,497	4,715
Finished goods	12,144	10,523

Total	$30,216	$25,371

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
6. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

	March 31,	December 31,
Investment in Affiliated Companies	2007	2006

Investment in EntreMed, Inc. equity	$1,701	$2,609
Excess of investment over share of EntreMed equity (1)	12,615	12,690

Investment in EntreMed	$14,316	$15,299
Investment in Burrill Life Sciences, LLP	780	1,080

Investment in affiliated companies	$15,096	$16,379

	March 31,	March 31,
Equity in Losses of Affiliated Companies	2007	2006

Celgene’s share of EntreMed, Inc. losses (2) (3)	$908	$3,007
Amortization of intangibles	75	84

Equity in losses of EntreMed	$983	$3,091
Celgene share of losses in Burrill Life Sciences	300	—

Equity in losses of affiliated companies	$1,283	$3,091

(1)	Consists of intangible assets and goodwill of $226 and $12,389 at March 31, 2007 and $301 and $12,389 at December 31, 2006.
(2)	The Company records its interest and share of losses in EntreMed Inc. based on its common stock ownership, which was 12.3% and 10.75% at March 31, 2007 and 2006, respectively.
(3)	March 31, 2006 includes $2,430 related to the Company’s share of EntreMed’s in-process research and development write-down related to its acquisition of Miikana Therapeutics Inc. on January 10, 2006.
The fair value of the Company’s common stock investment in EntreMed Inc. at March 31, 2007 was $15.5 million.
7. Long-Term Debt
Convertible Debt: In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes due June 2008. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock as adjusted, or a conversion rate of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company’s common stock of $8.075 per share, after adjusting prices for the two-for-one stock splits affected on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under other assets on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the outstanding notes at any time into 33,014,025 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a “fundamental change” in the indenture governing the notes. Subsequent to the June 2003 issuance date, an immaterial amount of principal has been converted into common stock.
At March 31, 2007 and December 31, 2006, the fair value of the Company’s convertible notes outstanding exceeded the carrying value by approximately $1.319 billion and $1.507 billion, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Under the Registration Rights Agreement for the 1.75% Convertible Notes due June 2008, or the Registration Rights Agreement, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the earlier of: (i) two years after the conversion of the last convertible note into common stock or (ii) June 2010. The Company believes the likelihood of occurrence of such event is remote and, as such, we have not recorded a liability at March 31, 2007. In the unlikely event that it becomes probable that we would have to pay liquidated damages under the Registration Rights Agreement, we have estimated the maximum potential liquidated damages as of March 31, 2007 to be approximately $2.0 million per year. Such damages (a) would accrue only with respect to the shares of the Company’s common stock (underlying the Notes) that were not already sold by the holder (using the registration statement or pursuant to SEC Rule 144) and that were not eligible for sale without a registration statement, (b) would accrue only over the period during which the registration statement was not effective and (c) would be settled in cash in accordance with the terms of the Registration Rights Agreement.
8. Goodwill and Intangible Assets
Intangible Assets: A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
March 31, 2007	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$108,999	$(14,587)	$94,412	12.9
License	4,410	(387)	4,023	13.8
Technology	122	(15)	107	12.0
Acquired workforce	297	(20)	277	5.0

Total	$113,828	$(15,009)	$98,819	12.9

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2006	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$108,462	$(12,296)	$96,166	12.9
License	4,250	(307)	3,943	13.8
Technology	122	(12)	110	12.0
Acquired workforce	295	(5)	290	5.0

Total	$113,129	$(12,620)	$100,509	12.9

The $0.7 million increase in gross carrying value of intangible assets from December 31, 2006 to March 31, 2007 was principally due to the impact of foreign currency translation.
Amortization of acquired intangible assets was approximately $2.3 million and $2.2 million for the three-month periods ended March 31, 2007 and 2006, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $9.3 million per year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Goodwill: At March 31, 2007, the Company’s goodwill related to the acquisition of Penn T on October 21, 2004. The change in the carrying value of goodwill is summarized as follows:

Balance, December 31, 2006	$38,494
Foreign currency translation	213

Balance, March 31, 2007	$38,707

9. Share-Based Compensation
There have been no significant changes to the share based compensation plans during the three months ended March 31, 2007, except for an amendment to the 1995 Non-Employee Directors’ Incentive Plan, effective June 12, 2007. The Non-Employee Directors’ Incentive Plan was amended to increase the number of options to purchase common stock granted to each new Non-Employee Director, from 20,000 to 25,000 and to increase the quarterly grants of options from 3,750 (15,000 annually) to 4,625 (18,500 annually).
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006:

	March 31,	March 31,
	2007	2006

Cost of good sold	$387	$458
Research and development	2,602	3,948
Selling, general and administrative	6,584	10,378

Total share-based compensation expense	$9,573	$14,784

As of March 31, 2007, there was $74.8 million of unrecognized compensation cost related to stock options granted under our various stock based plans. These costs will be recognized over an expected remaining weighted-average period of 1.6 years. The total fair value of shares vested during the three-month periods ended March 31, 2007 and 2006 was $4.3 million and $21.5 million, respectively.
The weighted-average grant-date fair value of the stock options granted during the three-month periods ended March 31, 2007 and 2006 was $22.09 per share and $15.08 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the three-month period ended March 31, 2007.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Stock option transactions for the quarter ended March 31, 2007 under all plans are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Option	Term (years)	(In Thousands)

Outstanding at December 31, 2006	37,111,688	$18.18	6.0	$959,600
Changes during the year:
Granted	1,458,634	54.83
Exercised	(3,309,996)	9.91
Forfeited	(236,098)	19.09
Expired	(1,500)	4.41

Outstanding at March 31, 2007	35,022,728	$20.49	6.0	$1,125,921

Vested or expected to vest at March 31, 2007	34,062,990	$20.22	5.9	$1,103,850

Vested at March 31, 2007	25,077,610	$18.06	5.2	$862,894

The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2007 and 2006 was $146.4 million and $121.2 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
10. Income Taxes
The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of those deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, and other relevant factors. Significant judgment is required in making this assessment.
The Company adopted the provisions of FIN 48 and FSP FIN 48-1 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no cumulative effect adjustment related to the adoption. However, certain amounts have been reclassified in the consolidated balance sheet in order to comply with the requirements of the statement.
The Company has provided a liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters as of March 31, 2007 of $107.6 million, which is recorded in other non-current liabilities. The liability at January 1, 2007 was $85.2 million. Additions of $22.4 million for unrecognized tax positions relating to current year activities were recorded in the quarter ended March 31, 2007. If recognized, these amounts would impact the Company’s effective tax rate. Additionally, the Company has $3.7 million of unrecognized tax benefits related to certain deferred tax assets. There are no unrecognized tax benefits as of March 31, 2007, for which it is reasonably possible that there will be a significant change within the next twelve months. The liability for unrecognized tax benefits is expected to increase in the next twelve months relating to operations occurring in that period.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
The Company’s tax returns have been audited by the Internal Revenue Service through the year 2003. The Company is also subject to audits by various state and foreign taxing authorities, which are not material to the Company’s tax positions as of March 31, 2007.
As of March 31, 2007, the Company has accrued $3.3 million of interest and penalties related to uncertain tax positions. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
The Company recorded a discrete deferred tax benefit of approximately $7.5 million during the three months ended March 31, 2007, as a result of a research and experimentation tax credit study covering prior years. In addition, the Company generated research and experimentation tax credits of $19.1 million related to stock option compensation for which no deferred tax benefit was recorded at March 31, 2007. Under SFAS 123R, excess tax benefits related to stock option compensation are recognized in the period in which such benefits are realized through the reduction of income taxes payable. These tax benefits will be recorded as an increase in additional paid-in capital when realized.
At March 31, 2006, the Company recorded a tax benefit of approximately $6.1 million primarily related to the resolution of certain tax positions taken on the Company’s income tax returns in tax years 2000-2002 with the completion of an audit for that period.
11. Agreements
In November 2001, the Company licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of its intellectual property covering thalidomide and S.T.E.P.S®. Under the terms of the agreement, the Company receives a royalty of 8% of Pharmion’s net thalidomide sales in countries where Pharmion has received regulatory approval and a S.T.E.P.S.® license fee of 8% in all other licensed territories. In December 2004, following the Company’s acquisition of Penn T Limited, the Company entered into an amended thalidomide supply agreement with Pharmion whereby, in exchange for a reduction in Pharmion’s purchase price of thalidomide to 15.5% of its net sales of thalidomide, the Company received a one-time payment of 39.6 million British pounds sterling, or U.S. dollar equivalency of $77.0 million. Under the December 2004 agreement, as amended, the Company also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in additional territories and eliminating certain of its license termination rights. Under a separate letter agreement simultaneously entered into by the parties, Pharmion has also agreed to provide the Company with an aggregate $8.0 million over a three-year period commencing on January 1, 2005 and ending on December 31, 2007 to support the two companies’ existing thalidomide research and development efforts.
Pursuant to EITF 00-21, the Company has determined that the agreements constitute a single unit of accounting and pursuant to SAB No. 104, the Company has recorded the payments received as deferred revenue and is amortizing such payments on a straight-line basis over an estimated useful life of 13 years, which is the estimated term of the supply agreement. The remaining payments to be received under the thalidomide research and development letter agreement is approximately $2.0 million at March 31, 2007 and will be recorded as deferred revenue as such payments are received and amortized over the remaining useful life of the supply agreement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
In April 2000, the Company entered into a development and license agreement with Novartis in which the Company granted to Novartis an exclusive worldwide license (excluding Canada) to further develop and market FOCALINTM and FOCALIN XRTM, the extended release drug formulation (d-methylphenidate, or d- MPH). We have retained the exclusive commercial rights to FOCALINTM IR and FOCALIN XRTM for oncology-related disorders. The Company also granted Novartis rights to all of its related intellectual property and patents, including new formulations of the currently marketed RITALIN®. Under the agreement, the Company has received upfront and regulatory achievement milestone payments totaling $55.0 million through March 31, 2007 and is entitled to additional payments upon attainment of certain other milestone events. The Company also sells FOCALINTM to Novartis and receives royalties on all of Novartis’ sales of FOCALIN XRTM and RITALIN® family of Attention Deficit Hyper-activity Disorder related products. The research portion of the agreement terminated in June 2003.
In March 2003, the Company entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN® (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, the Company purchases ALKERAN® tablets and ALKERAN® for infusion from GSK and distributes the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. On March 31, 2007, the remaining minimum purchase requirements under the agreement totaled $61.5 million, consisting of the following:

▪ April 1, 2007 – December 31, 2007	$23,212
▪ January 1, 2008 – December 31, 2008	30,525
▪ January 1, 2009 – March 31, 2009	7,725

$61,462

PART 1 — FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements for Forward-Looking Information
Certain statements contained or incorporated by reference in this Quarterly Report are forward-looking statements concerning our business, results of operations, economic performance and financial condition based on our current expectations. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those implied by such forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements.
Introduction
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our lead products are: REVLIMID® (lenalidomide), which was approved by the U.S. Food and Drug Administration, or FDA, in December 2005 for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities and in June 2006 for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy; and, THALOMID® (thalidomide), which gained FDA approval in May 2006 for treatment in combination with dexamethasone of newly diagnosed multiple myeloma patients and which is also approved in erythema nodosum leprosum, an inflammatory complication of leprosy. Over the past several years, our total revenues have increased led by REVLIMID® and THALOMID® which has enabled us to make substantial investments in research and development and thus, advance our broad portfolio of drug candidates in our product pipeline, including our IMiDs® compounds, which are a class of compounds proprietary to us with certain immunomodulatory and other biologically important properties. We believe that the commercial potential of REVLIMID® and THALOMID®, the depth of our product pipeline, near-term regulatory activities and clinical data reported both at major medical conferences and in peer-reviewed publications provide the catalysts for our future growth.
Factors Affecting Future Results
Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products and product candidates, the timing and market acceptance of new products launched by us or competing companies, the timing of research and development milestones, challenges to our intellectual property and our ability to control costs. See also Risk Factors contained in Part I, Item 1A of our 2006 Annual Report on Form 10-K. Some of the more salient factors that we are focused on include: the ability of REVLIMID® to successfully penetrate relevant markets, our ability to advance regulatory and clinical programs and competitive risks.
The ability of REVLIMID® to successfully penetrate relevant markets: Our REVLIMID® launch strategy has included among other things: registering physicians in the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID®; partnering with contracted pharmacies to ensure, to the maximum extent possible, safe and rapid distribution of REVLIMID®. While these initiatives appear to have resulted in a highly visible and successful product launch, we remain focused on ensuring REVLIMID®‘s continued market penetration in both multiple myeloma and MDS. We do not have long-term data on the use of the product and cannot predict whether REVLIMID® will gain widespread acceptance, which will mostly depend on the acceptance of regulators, physicians, patients, payors and opinion leaders. The success of REVLIMID® will also depend, in part, on prescription drug coverage by government health agencies, commercial and employer health plans, and other third-party payors. As an oral cancer agent, REVLIMID® qualifies as a Medicare, Part D drug. Each Part D plan will review REVLIMID® for addition to their formulary. As with all new products introduced into the market, there may be some lag time before being added to each plan’s formulary, which may impact our commercial performance.
The ability to advance regulatory and clinical programs: Obtaining international regulatory approvals beginning with Europe is a key component of our continued growth strategy. Two REVLIMID® Marketing Authorization Applications, or MAAs, are being evaluated by the European Medicines Agency, or EMEA. One seeks approval to market REVLIMID® for the treatment of previously treated multiple myeloma patients and the other for the treatment of transfusion dependent anemia in patients who have MDS with the 5q chromosomal deletion. Swissmedic, the Swiss Agency for Therapeutic Products, also is evaluating two REVLIMID® MAAs for the treatment of previously treated multiple myeloma patients and for the treatment of transfusion dependent anemia in patients who have MDS with the 5q chromosomal deletion, respectively. Additionally, the Therapeutic Goods Administration in Australia is evaluating an MAA for the treatment of previously treated multiple myeloma patients. In March 2007, the EMEA’s Committee for Medicinal Products for Human Use recommended REVLIMID® for approval in combination with dexamethasone as a treatment for patients with multiple myeloma who have received at least one prior therapy. If REVLIMID® is approved, the period of time it takes to obtain pricing and reimbursement approvals in each European Union member state could delay our international growth. In April 2007, we announced that the Eastern Cooperative Oncology Group, or ECOG, has reported that its Data Monitoring Committee’s, or DMC, review of preliminary results from a large, randomized clinical trial for patients with newly diagnosed multiple myeloma has found that the use of a low-dose of dexamethasone in combination with lenalidomide suggests survival advantage for patients when compared to the higher, standard-dose of dexamethasone that is used in combination with lenalidomide to treat the disease. The regulatory utility of these findings are unclear at this time.
A major objective of our on-going clinical programs is to broaden our knowledge about the full potential of REVLIMID®, our other proprietary IMiDs® compounds, and other pipeline products and to continue to evaluate them in a broad range of hematological malignancies, other cancers and other diseases. Our near-term focus is on evaluating REVLIMID® as a treatment of chronic lymphocytic leukemia and aggressive non-Hodgkin’s lymphomas.
Competitive Risks: While competition could limit REVLIMID® and THALOMID® sales, we do not believe that competing products would eliminate their use entirely. With respect to our THALOMID® franchise, a generic competitor has filed an abbreviated new drug application (ANDA) for approval to market generic thalidomide in the United States. The matter is currently in litigation pertaining to our U.S. patents covering our S.T.E.P.S.® , or “System for Thalidomide Education and Prescribing Safety”, program for the safe distribution and appropriate use of thalidomide. We also have exclusive rights to several issued patents covering the use of THALOMID® in oncology and other therapeutic areas.

Results of Operations -
Three-Month Period Ended March 31, 2007 and 2006
Total Revenue: Total revenue and related percentages for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three-Month Period Ended
	March 31,
(In thousands $)	2007	2006	% Change

Net product sales:
REVLIMID®	$146,233	$32,443	350.7%
THALOMID®	106,034	107,211	(1.1)%
ALKERAN®	15,964	18,295	(12.7)%
FOCALINTM	1,491	2,101	(29.0)%
Other	74	193	(61.7)%

Total net product sales	$269,796	$160,243	68.4%
Collaborative agreements and other revenue	4,804	3,893	23.4%
Royalty revenue	18,815	17,705	6.3%

Total revenue	$293,415	$181,841	61.4%

Net Product Sales:
REVLIMID® net sales increased in the three-month period ended March 31, 2007 compared to the prior year quarter primarily due to the FDA’s approval in June 2006 for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy. REVLIMID® achieved significant increases in market share across all lines of therapy for multiple myeloma. Contributing to the increase in sales was the impact of our European Named Patient Program, or NPP, which offers European patients in need access to REVLIMID® on a compassionate use basis.
Net sales of THALOMID® were down slightly for the three-month period ended March 31, 2007 compared to the prior year quarter due to the impact of lower sales volumes, which were offset by price increases, as we continue to move towards a cost of therapy pricing structure as opposed to a price per milligram basis. Sales volumes decreased due to continued average daily dose declines. Partially offsetting the decrease in THALOMID® sales were favorable gross to net sales adjustments, as discussed below.
ALKERAN® net sales were $2.3 million lower in the three-month period ended March 31, 2007 compared to the prior year quarter as unit sales of both tablet and injectable doses declined. This decline was partially offset by higher pricing for the injectable form and lower gross to net sales accruals for sales returns.
Sales of FOCALINTM, which is sold exclusively to Novartis and is dependent on the timing of orders from Novartis for their commercial distribution, decreased by $0.6 million in the three-month period ended March 31, 2007 compared to the prior year quarter partly due to patient migration to FOCALIN XRTM, which is sold by Novartis and for which we receive a royalty.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns, discounts, Medicaid rebates and distributor charge-backs and service fees. Allowances for sales returns are based on the actual returns history for consumed lots and the trend experience for lots where product is still being returned.

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
Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Sales			Distributor
	returns and		Medicaid	chargebacks
2007	allowances	Discounts	rebates	and services	Total

Balance at December 31, 2006	$9,480	$2,296	$7,468	$10,633	$29,877
Allowances for sales during 2007	7,961	5,679	5,976	15,204	34,820
Allowances for sales during prior periods	—	—	—	—	—
Credits issued for prior year sales	(7,127)	(2,104)	(5,708)	(8,525)	(23,464)
Credits issued for sales during 2007	(907)	(3,621)	—	(8,888)	(13,416)

Balance at March 31, 2007	$9,407	$2,250	$7,736	$8,424	$27,817

	Sales			Distributor
	returns and		Medicaid	chargebacks
2006	allowances	Discounts	rebates	and services	Total

Balance at December 31, 2005	$5,017	$1,447	$20,960	$6,778	$34,202
Allowances for sales during 2006	9,088	4,160	11,712	13,881	38,841
Allowances for sales during prior periods	7,543	—	—	—	7,543
Credits issued for prior year sales	(11,172)	(1,394)	(8,529)	(6,314)	(27,409)
Credits issued for sales during 2006	(2,138)	(2,426)	—	(7,002)	(11,566)

Balance at March 31, 2006	$8,338	$1,787	$24,143	$7,343	$41,611

Sales returns and allowances decreased in the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006 primarily due to incremental THALOMID® reserves in 2006. Discounts increased in the current year quarter primarily from increased sales of REVLIMID®.
Medicaid rebate allowances decreased in the current year quarter due to the favorable impact of the new Medicare, Part D legislation, which became effective January 1, 2006. As a result of the new legislation many patients who had been eligible to receive THALOMID® through Medicaid coverage are now covered under Medicare, Part D. The prior year quarter’s ending balance included $11.8 million in accrued 2005 rebates, which were paid in the second quarter of 2006. Distributor charge-backs increased in the current year quarter primarily due to THALOMID® price increases, which increased the differential between annual contract pricing available to federally funded healthcare providers and our wholesale acquisition cost, in addition to increased REVLIMID® sales, which were partly offset by more favorable contract pricing of ALKERAN® injectables beginning in 2007.
Other Revenues:
Revenues from collaborative agreements and other sources totaled $4.8 million and $3.9 million for the three-month periods ended March 31, 2007 and 2006, respectively. The $0.9 million increase in the current year quarter was primarily due to license fees generated from our S.T.E.P.S. ® program.

Royalty revenue totaled $18.8 million for the three-month period ended March 31, 2007 and included amounts received from Novartis on sales of their entire family of Ritalin® drugs and FOCALIN XRTM of $7.0 million and $11.3 million, respectively. Royalty revenue for the three-month period ended March 31, 2006 totaled $17.7 million and included amounts related to Ritalin® and FOCALIN XRTM of $10.4 million and $6.9 million, respectively.
Cost of Goods Sold: Cost of goods sold and related percentages for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three-Month Period Ended
	March 31,
(In thousands $)	2007	2006

Cost of goods sold	$22,055	$30,144

(Decrease) Increase from prior year	$(8,089)	$17,540

Percentage (decrease) increase from prior year	(26.8%)	139.2%

Percentage of net product sales	8.2%	18.8%
Cost of goods sold and cost of goods sold as a percentage of net product sales for the three-month period ended March 31, 2007 decreased compared to the three-month period ended March 31, 2006 primarily due to lower ALKERAN® costs resulting from lower sales volumes and lower unit costs related to ALKERAN® for injection. Partially offsetting the decrease in cost of goods sold were higher REVLIMID royalties payable resulting from an increase in the product’s sales. The increase in REVLIMID sales benefited cost of goods sold as a percentage of net product sales, since the product carries a lower cost relative to our other products.
Research and Development: Research and development expenses and related percentages for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three-Month Period Ended
	March 31,
(In thousands $)	2007	2006

Research and development expenses	$79,575	$54,524

Increase from prior year	$25,051	$14,487

Percentage increase from prior year	45.9%	36.2%

Percentage of total revenue	27.1%	30.0%
Research and development expenses increased by $25.1 million for the three-month period ended March 31, 2007 compared to the prior year quarter primarily due to higher clinical development expenses, which among other things support multiple programs evaluating REVLIMID® and other IMiDs® across a broad range of cancers, including chronic lymphocytic leukemia and non-Hodgkin’s lymphoma and higher expenses to support ongoing research of other compounds as well as our kinase and ligase inhibitor programs and placental-derived stem cell program. We have received approval of our Investigational New Drug, or IND, application to evaluate CC-4047 (pomalidomide) in a proof-of-principle study in sickle cell anemia.

For the three-month period ended March 31, 2007, research and development expenses consisted of $32.7 million spent on human pharmaceutical clinical programs; $33.3 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $10.0 million spent on biopharmaceutical discovery and development programs; and $3.5 million spent on placental stem cell and biomaterials programs. These expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and THALOMID® in addition to supporting other compounds and the placental stem cell program. For the three-month period ended March 31, 2006, expenses consisted of $19.7 million spent on human pharmaceutical clinical programs; $22.7 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $9.5 million spent on biopharmaceutical discovery and development programs; and $2.6 million spent on placental stem cell and biomaterials programs.
Selling, General and Administrative: Selling, general and administrative expenses and related percentages for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three-Month Period Ended
	March 31,
(In thousands $)	2007	2006

Selling, general and administrative expenses	$107,421	$66,897

Increase from prior year	$40,524	$29,091

Percentage increase from prior year	60.6%	76.9%

Percentage of total revenue	36.6%	36.8%
Selling, general and administrative expenses for the three-month period ended March 31, 2007 increased by $40.5 million compared to the prior year quarter primarily due to an increase in donations to non-profit agencies that assist patients with the co-payments of REVLIMID®; higher marketing and sales costs related to product launch preparation activities in Europe, and continued international expansion throughout Europe, Japan, Australia and Canada; higher allowances for doubtful accounts; plus an increase in general administrative expenses primarily related to higher personnel, professional and other outside service costs due to continued growth of the Company.
Interest and Investment Income, Net: Interest and investment income, net was $24.8 million for the three-month period ended March 31, 2007, representing an increase of $20.1 million over the $4.7 million recorded for the three-month period ended March 31, 2006. The increase was due to higher average cash, cash equivalents and marketable securities balances resulting from the November 2006 issuance of an additional 20,000,000 shares of our common stock, which generated net proceeds of $1.006 billion. In addition, the three-month period ended March 31, 2006 included an other-than-temporary impairment loss on marketable securities available for sale of $3.3 million.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $1.3 million and $3.1 million for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease was due to lower EntreMed equity losses of $2.1 million, partially offset by $0.3 million in equity losses recorded in the current year period related to our investment in Burrill Life Sciences Capital Fund III.
Interest Expense: Interest expense was $2.7 and $2.4 million for the three-month periods ended March 31, 2007 and 2006, respectively. The $0.3 million increase related to the note payable to Siegfried in connection with our December 2006 purchase of an active pharmaceutical ingredient, or API, manufacturing facility in Zofingen, Switzerland.

Other Income, Net: Other income, net was $0.9 million and $1.6 million for the three-month periods ended March 31, 2007 and 2006, respectively. The decrease was primarily due to a decrease in foreign exchange gains.
Income Tax Provision: The income tax provision for the three-month period ended March 31, 2007 was $48.7 million and reflects an effective tax rate of 53%, net of a discrete deferred tax benefit of approximately $7.5 million primarily related to the recognition of research and experimentation tax credits, resulting from a study covering prior years, conducted in the first quarter. The effective tax rate also reflects the tax expense impacted by certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses which include share-based compensation expense related to incentive stock options. The income tax provision for the three-month period ended March 31, 2006 was $15.0 million and reflects an effective tax rate of 68%, adjusted for tax benefits of approximately $6.1 million primarily related to the resolution of certain tax positions taken on our income tax returns for the tax years 2000 through 2002. The decrease in the effective tax rate was primarily due to higher earnings in the current year period.
Net Income: Net income and per common share amounts for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three-Month Period Ended
	March 31,
(In thousands $, except per share amounts)	2007	2006

Net income	$57,409	$16,024

Per common share amounts:
Basic	$0.15	$0.05
Diluted (1)	$0.14	$0.04
Weighted average shares:
Basic	377,599	343,966
Diluted	429,306	400,699

(1)	In computing diluted earnings per share, the numerator has been adjusted to add back the after-tax amount of interest expense recognized in the year on our convertible debt. See Note 2 to our unaudited consolidated financial statements.
Net income increased by $41.4 million primarily due to higher REVLIMID® sales and higher investment income partly offset by increased operating expenses required to support the Company’s on-going expansion.

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2007 and 2006 were as follows:

	Three-Month Period Ended
	March 31,		Increase /
(In thousands $)	2007	2006	(Decrease)

Net cash provided by operating activities	$89,797	$15,703	$74,094

Net cash (used in) provided by investing activities	$(562,211)	$8,799	$(571,010)

Net cash provided by financing activities	$50,827	$44,687	$6,140
Operating Activities: Net cash provided by operating activities increased in the three-month period ended March 31, 2007, as compared to three-month period ended March 31, 2006, primarily due to higher earnings, an income tax refund of $12.0 million in the current year period and an increase in income taxes payable, partially offset by higher working capital levels. See working capital discussion below.
Investing Activities: Net cash used in investing activities in the three-month period ended March 31, 2007 included $550.1 million for net purchases of available-for-sale marketable securities, $10.8 million for capital expenditures and $1.4 million for the purchase of long-term investments. Our ongoing construction of a drug product manufacturing facility at our Neuchatel, Switzerland site and expansion and renovation of our headquarters in Summit, New Jersey were the primary areas of capital spending during the three-month period ended March 31, 2007. For the full year 2007, we expect capital spending to be in the range of $50 to $60 million. Net cash provided by investing activities in the three-month period ended March 31, 2006 included $20.2 million from net sales of marketable securities available for sale, partially offset by $9.4 million for capital expenditures and $2.0 million for an additional investment in EntreMed, Inc.
Financing Activities: Net cash provided by financing activities in the three-month period ended March 31, 2007 included $31.3 million from the exercise of employee stock options and $19.5 million from excess tax benefits recognized upon exercise of such options, as compared to $23.1 million from the exercise of employee stock options and $21.6 million from excess tax benefits recognized upon exercise of such options in the three-month period ended March 31, 2006. Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments” requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows.

Working Capital and Cash, Cash Equivalents and Marketable Securities: Working capital and cash, cash equivalents and marketable securities at March 31, 2007 and 2006, were as follows:

	March 31,	December 31,	Increase /
(In thousands $)	2007	2006	(Decrease)

Cash, cash equivalents and marketable securities	$2,115,118	$1,982,220	$132,898
Other current assets and current liabilities, net (1)	114,149	8,749	105,400

Working capital (2)	$2,229,267	$1,990,969	$238,298

(1)	Includes accounts receivable, net of allowances, inventory, other current assets, accounts payable, accrued expenses, income taxes payable and other current liabilities.

(2)	In accordance with FASB Interpretation No., or FIN, 48, we reclassed $85.2 million of current income taxes payable to other non-current liabilities in the three-month period ended March 31, 2007. Excluding this reclass, our working capital increased $153.1 million during the quarter.
Accounts receivable, net: Accounts receivable, net as of March 31, 2007 increased $1.9 million from December 31, 2006 as a result of higher net sales. Our days of sales outstanding, or DSO, as of March 31, 2007 remained relatively flat compared to December 31, 2006. Allowance for doubtful accounts increased $3.4 million primarily due to disputed credits associated with a certain large retail pharmacy chain.
Inventory: Inventory as of March 31, 2007 increased $4.8 million from December 31, 2006 to support our sales growth.
Other Current Assets: Other current assets as of March 31, 2007 decreased $7.1 million from December 31, 2006 primarily due to a $12.0 million income tax refund, and a decrease in the amounts due from Novartis on the FOCALINTM and Ritalin® family of drugs, partially offset by an increase in marketable securities interest receivables.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities as of March 31, 2007 decreased $21.8 million from December 31, 2006 primarily due to the payout of certain year-end accruals such as management incentives and savings plan match.
Income Taxes Payable: Income taxes payable as of March 31, 2007 decreased $84.0 million from December 31, 2006 primarily due to the reclassification of $85.2 million of certain income tax liabilities to non-current liabilities in accordance with FIN 48.
Cash, Cash Equivalents and Marketable Securities: We invest our excess cash primarily in money market funds and in highly liquid debt instruments of U.S. municipalities, corporations, government-sponsored agencies and the U.S. Treasury. All investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all highly liquid investments with maturities of greater than three months from the date of purchase are classified as marketable securities. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The increase in cash, cash equivalents and marketable securities from December 31, 2006 to March 31, 2007 was primarily due to $79.0 million of free cash flows (operating cash flows less capital expenditures) plus $50.8 million of net cash provided by financing activities.
We expect to make substantial additional expenditures to further develop and commercialize our products. We expect increased research and product development costs, clinical trial costs, expenses associated with the regulatory approval process, international expansion costs and commercialization of product costs and capital investments. However, existing cash, cash equivalents and marketable securities available for sale, combined with cash received from expected net product sales and revenues from various research, collaboration and royalty agreements, are expected to provide sufficient capital resources to fund our operations for the foreseeable future.

Convertible Debt: Our convertible debt is convertible at any time into 33,014,025 shares of common stock at a conversion price of $12.1125 per share. The dilution effect of our convertible debt is included in our diluted earning per share calculation. Based on the current price of our common stock, we would expect noteholders to convert the notes into shares of common stock and do not expect such conversion to have a material impact on our financial condition, liquidity or capital resources.
Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2007:

	Payment Due By Period
	Less than			More than
(In millions $)	1 Year	1-3 Years	3-5 Years	5 Years	Total

Convertible note obligations	$—	$399.9	$—	$—	$399.9
Operating leases	6.6	11.1	9.8	5.0	32.5
ALKERAN® supply agreements	23.2	38.3	—	—	61.5
Manufacturing facility note payable	3.4	6.7	6.7	16.5	33.3
Other contract commitments	22.5	6.1	—	—	28.6

	$55.7	$462.1	$16.5	$21.5	$555.8

We have provided a liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters of $107.6 million, at March 31, 2007, which is included in other non-current liabilities. These amounts are not included in the table above as the timing of their settlement was not reasonably estimable at March 31, 2007.
Critical Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our critical accounting policies are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2006. The significant changes and or expanded discussion of such critical accounting policies are contained herein:
We adopted the provisions of FIN 48 and FSP FIN 48-1 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no cumulative effect adjustment related to the adoption. However, certain amounts have been reclassified in the consolidated balance sheet in order to comply with the requirements of the statement.

We have provided a liability for unrecognized tax benefits related to various federal, state, and foreign income tax matters as of March 31, 2007 of $107.6 million, which is recorded in other non-current liabilities. The liability at January 1, 2007 was $85.2 million. Additions of $22.4 million for tax positions relating to current year activities were recorded in the quarter ended March 31, 2007. If recognized, these amounts would impact our effective tax rate. Additionally, the Company has $3.7 million of unrecognized tax benefits related to certain deferred tax assets. There are no unrecognized tax benefits as of March 31, 2007, for which it is reasonably possible that there will be a significant change within the next twelve months. The liability for unrecognized tax benefits is expected to increase in the next twelve months relating to operations occurring in that period. As of March 31, 2007, we had accrued $3.3 million of interest and penalties related to uncertain tax positions. We account for interest and penalties related to uncertain tax positions as part of our provision for federal and state income taxes.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion provides forward-looking quantitative and qualitative information about our potential exposure to market risk. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2007, our market risk sensitive instruments consisted of marketable securities available for sale, unsecured convertible notes issued by us and our notes payable to Siegfried.
We may periodically utilize foreign currency denominated forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency. At March 31, 2007, we had foreign currency forward contracts outstanding to sell Swiss francs and buy Euros for a notional amount of $20.3 million and to sell U.S. dollars and buy British pounds for a notional amount of $12.4 million. The forward contracts expire within one year and are economic hedges of non-functional currency receivables. As the hedges are undesignated for accounting purposes, changes in the spot rate are re-measured through income each period. At March 31, 2007, the gross unrealized gains on the forward contracts were approximately $0.1 million in the aggregate.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the quarter-end exchange rates, between the U.S. dollar and the British pound and the Swiss franc and the Euro, were to adversely change by a hypothetical 10%, the change in the fair value of the contracts would decrease by approximately $1.2 million and $1.8 million, respectively. However, since the contracts hedge receivables denominated in the respective entity’s functional currency, any change in the fair value of the contract primarily would be offset by a change in the underlying value of the hedged item.
Marketable Securities Available for Sale: At March 31, 2007, our marketable securities available for sale consisted of U.S. treasury securities, government-sponsored agency securities, mortgage-backed obligations, corporate debt securities, other asset-backed securities and 1,939,598 shares of Pharmion Corporation common stock. Marketable securities available for sale are carried at fair value, held for an indefinite period of time and intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and investment income, net.

As of March 31, 2007, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less Than 1	1 to 3	3 to 5	5 to 7
(In thousands $)	Year	Years	Years	Years	Total

Principal amount	$266,383	$587,635	$191,597	$14,400	$1,060,015
Fair value	$266,368	$586,353	$180,081	$12,701	$1,045,503

Stated average interest rate	5.3%	5.3%	4.9%	0.0%	5.1%
Pharmion Common Stock: At March 31, 2007, we held a total of 1,939,598 shares of Pharmion Corporation common stock, which had an estimated fair value of approximately $51.0 million (based on the closing price reported by the National Association of Securities Dealers Automated Quotations, or NASDAQ system), and, which exceeded the cost by approximately $30.8 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders’ Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion common stock’s quoted market price will have a similar percentage increase or decrease in the fair value of our investment.
Convertible Debt: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes can be converted at any time into 33,014,025 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share. At March 31, 2007, the fair value of the convertible notes exceeded the carrying value of $399.9 million by approximately $1.319 billion, which we believe reflects the increase in the market price of our common stock to $52.46 per share as of March 31, 2007. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.
Note Payable: At March 31, 2007, the fair value of our note payable to Siegfried approximated the carrying value of the note of $26.3 million, due to the short period of time since we issued it. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The fair value of the note will also be affected by changes in the U.S. dollar to Swiss franc exchange rate. The note is denominated in Swiss francs.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings” , of our 2006 Annual Report on Form 10-K. There have not been any material changes as it pertains to such legal proceedings nor have we engaged in any additional material legal proceedings.
Item 1A. Risk Factors
The risk factors included in our 2006 Annual Report on Form 10-K have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
10.1	Amendment to Letter Agreement between the Company and David W. Gryska.

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
DATE May 9, 2007	By:	/s/ David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE May 9, 2007	By:	/s/ James R. Swenson
James R. Swenson
Controller

EXHIBIT INDEX

Exhibit
Number	Description
10.1	Amendment to Letter Agreement between the Company and David W. Gryska.

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.