Form 10-Q
period 2007-06-30
CELGENE CORP /DE/
filed 2007-08-06
CIK 816284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-16132
CELGENE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	22-2711928

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification
or organization)	Number)

86 Morris Avenue, Summit, NJ	07901

(Address of principal executive offices)	(Zip Code)
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
Yes ☐           No ☑
At July 31, 2007, 382,729,979 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION
CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue:

Net product sales	$318,945	$176,401	$588,741	$336,644
Collaborative agreements and other revenue	5,100	4,323	9,904	8,216
Royalty revenue	23,862	16,515	42,677	34,220

Total revenue	347,907	197,239	641,322	379,080

Expenses:

Cost of goods sold	28,701	26,799	50,756	56,943
Research and development	89,934	57,018	169,509	111,542
Selling, general and administrative	113,986	83,036	221,407	149,903

Total expenses	232,621	166,853	441,672	318,388

Operating income	115,286	30,386	199,650	60,692

Other income and expense:
Interest and investment income, net	26,376	8,198	51,150	12,849
Equity in losses of affiliated companies	949	1,375	2,232	4,466
Interest expense	2,611	2,361	5,299	4,725
Other income (expense), net	(5,008)	1,495	(4,077)	3,059

Income before income taxes	133,094	36,343	239,192	67,409

Income tax provision	78,224	26,735	126,913	41,777

Net income	$54,870	$9,608	$112,279	$25,632

Net income per common share:
Basic	$0.14	$0.03	$0.30	$0.07
Diluted	$0.13	$0.03	$0.27	$0.07

Weighted average shares:
Basic	381,086	347,696	379,350	345,841

Diluted	431,377	370,360	430,346	369,108

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$967,916	$1,439,415
Marketable securities available for sale	1,353,896	542,805
Accounts receivable, net of allowances of $5,947 and $6,625 at June 30, 2007 and December 31, 2006, respectively	145,654	127,777
Inventory	48,161	25,371
Deferred income taxes	87,438	87,979
Other current assets	92,334	87,657

Total current assets	2,695,399	2,311,004

Property, plant and equipment, net	164,804	146,645
Investment in affiliated companies	15,368	16,379
Intangible assets, net	98,295	100,509
Goodwill	39,441	38,494
Other assets	135,303	122,760

Total assets	$3,148,610	$2,735,791

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$38,006	$24,410
Accrued expenses	127,244	112,992
Income taxes payable	919	84,859
Convertible notes	399,880	—
Current portion of deferred revenue	7,606	7,647
Other current liabilities	34,321	9,795

Total current liabilities	607,976	239,703

Convertible notes	—	399,889
Deferred revenue, net of current portion	62,601	63,027
Non-current income taxes payable	133,681	—
Other non-current liabilities	57,125	56,995

Total liabilities	861,383	759,614

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 386,541,154 and 380,092,309 shares at June 30, 2007 and December 31, 2006, respectively	3,865	3,801
Common stock in treasury, at cost; 4,018,811 and 4,057,553 shares at June 30, 2007 and December 31, 2006, respectively	(149,073)	(148,097)
Additional paid-in capital	2,402,934	2,209,889
Retained earnings (deficit)	10,506	(101,773)
Accumulated other comprehensive income	18,995	12,357

Total stockholders’ equity	2,287,227	1,976,177

Total liabilities and stockholders’ equity	$3,148,610	$2,735,791

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net income	$112,279	$25,632

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization of long-term assets	14,985	12,101
Provision for accounts receivable allowances	4,735	819
Realized loss on marketable securities available for sale	1,446	3,704
Unrealized loss on value of EntreMed warrants	59	270
Equity in losses of affiliated companies	2,232	4,466
Non-cash stock-based compensation expense	26,554	35,607
Amortization of discount on marketable securities available for sale, net	(2,120)	(1,461)
Amortization of debt issuance cost	1,221	1,221
Deferred income taxes	(13,329)	(15,287)
Shares issued for employee benefit plans	2,940	6,518
Other	(807)	1,012

Change in current assets and liabilities:
Increase in accounts receivable	(22,058)	(8,162)
Increase in inventory	(22,032)	(13,824)
Increase in other operating assets	(7,280)	(46,717)
Increase (decrease) in accounts payable and accrued expenses	33,552	(63,034)
Increase in income tax payable	62,980	26,443
Decrease in deferred revenue	(3,239)	(1,156)

Net cash provided by (used in) operating activities	192,118	(31,848)

Cash flows from investing activities:
Capital expenditures	(26,168)	(17,371)
Proceeds from sales and maturities of marketable securities available for sale	1,294,803	299,019
Purchases of marketable securities available for sale	(2,083,978)	(339,175)
Investment in affiliated companies	(1,221)	(2,000)
Purchase of long-term investments	(1,406)	(625)

Net cash used in investing activities	(817,970)	(60,152)

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	74,434	45,932
Excess tax benefit from share-based compensation arrangements	77,263	40,294

Net cash provided by financing activities	151,697	86,226

Effect of currency rate changes on cash and cash equivalents	2,656	3,376

Net decrease in cash and cash equivalents	(471,499)	(2,398)

Cash and cash equivalents at beginning of period	1,439,415	123,316

Cash and cash equivalents at end of period	$967,916	$120,918

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2007	2006

Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss (gain) on marketable securities available for sale	$(187)	$(5,687)

Matured shares tendered in connection with stock option exercises	$(6,011)	$(84,394)

Conversion of convertible notes	$9	$17

Supplemental disclosure of cash flow information:
Interest paid	$3,500	$3,500

Income taxes paid	$—	$23,576

See accompanying Notes to Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
1.	Nature of Business and Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation: Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases through regulation of cellular, genomic and proteomic targets. The Company’s commercial stage programs include pharmaceutical sales of REVLIMID®, THALOMID®, ALKERAN® and sales of FOCALINTM to Novartis Pharma AG, or Novartis; a licensing agreement with Novartis which entitles the Company to royalties on FOCALIN XRTM and the entire RITALIN® family of drugs; a licensing and product supply agreement with Pharmion Corporation for its sales of thalidomide in licensed territories; and sales of tissue and cellular products and services through its Cellular Therapeutics subsidiary.
The accompanying unaudited consolidated financial statements have been prepared from the books and records of the Company pursuant to U.S. generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All inter-company transactions and balances have been eliminated. Investments in limited partnerships and interests in which the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. Certain reclassifications have been made to the prior period’s consolidated financial statements in order to conform to the current period’s presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Interim results may not be indicative of the results that may be expected for the full year. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements.
Recent Accounting Principles: In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes,” or SFAS 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and had no cumulative effect adjustment related to the adoption. See Note 10, “Income Taxes,” for additional information.
On May 2, 2007, the FASB issued FASB Staff Position, or FSP, FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” or FSP FIN 48-1. FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company retroactively adopted the provisions of FSP FIN 48-1 effective January 1, 2007 and has determined that it had no impact on its consolidated financial statements.
In December 2006, the FASB issued FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP 00-19-2, which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP 00-19-2 was issued in December 2006 and was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company has adopted the provisions of FSP 00-19-2 effective January 1, 2007 and has determined that the adoption had no impact on its consolidated financial statements. See Note 7, “Convertible Debt,” for additional information.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS 155, which permits a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation. The Company has adopted the provisions of SFAS 155 effective January 1, 2007 and has determined that it had no impact on its consolidated financial statements.
In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, or EITF 07-3, which provides that non-refundable advance payments for future research and development activities should be deferred and capitalized until the related goods are delivered or the related services are performed. EITF 07-3 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of the adoption of EITF 07-3 on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 159, if any, on its consolidated financial statements.
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
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

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$54,870	$9,608	$112,279	$25,632
Interest expense on convertible debt, net of tax	1,393	—	2,785	—

Net income for diluted computation	$56,263	$9,608	$115,064	$25,632

Weighted average shares:
Basic	381,086	347,696	379,350	345,841
Effect of dilutive securities:
Options, warrants and other incentives	17,277	22,664	17,982	23,267
Convertible debt	33,014	—	33,014	—

Diluted	431,377	370,360	430,346	369,108

Net Income Per Share:
Basic	$0.14	$0.03	$0.30	$0.07
Diluted	$0.13	$0.03	$0.27	$0.07

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 3,421,890 and 35,718,208 shares for the three-month periods ended June 30, 2007 and 2006, respectively. The total number of potential common shares excluded for the six-month periods ended June 30, 2007 and 2006 was 4,166,847 and 35,803,816 shares, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
3.	Comprehensive Income
The components of comprehensive income, which represents the change in equity from non-owner sources, consists of net income, changes in currency translation adjustments and the after-tax effects of changes in net unrealized gains (losses) on marketable securities classified as available for sale.
A summary of comprehensive income for the three and six-month periods ended June 30, 2007 and 2006 follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$54,870	$9,608	$112,279	$25,632

Other comprehensive income (loss):
Unrealized losses on marketable securities available for sale, net of tax	(2,009)	(1,769)	(703)	(6,339)
Less: reclassification adjustment for losses included in net income	1,382	321	1,446	3,667

Total unrealized gains (losses) on marketable securities available for sale, net of tax	(627)	(1,448)	743	(2,672)
Currency translation adjustments	4,337	(4,554)	5,895	(5,032)

Total other comprehensive income (loss)	3,710	(6,002)	6,638	(7,704)

Comprehensive income	$58,580	$3,606	$118,917	$17,928

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
4.	Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $946.7 million and $1.401 billion at June 30, 2007 and December 31, 2006, respectively, are recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2007 and December 31, 2006 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2007	Cost	Gain	Loss	Value

Mortgage-backed obligations	$219,568	$229	$(1,669)	$218,128
U.S. treasury securities	92,537	12	(406)	92,143
Government-sponsored agency securities	968,397	208	(7,988)	960,617
Corporate debt securities	13,452	18	(587)	12,883
Other asset-backed securities	11,822	2,152	—	13,974
Marketable equity securities	20,213	35,938	—	56,151

Total available-for-sale marketable securities	$1,325,989	$38,557	$(10,650)	$1,353,896

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gain	Loss	Value

Mortgage-backed obligations	$62,137	$281	$(426)	$61,992
U.S. treasury securities	53,260	—	(497)	52,763
Government-sponsored agency securities	349,756	70	(3,771)	346,055
Corporate debt securities	13,477	17	(470)	13,024
Other asset-backed securities	17,315	1,731	—	19,046
Marketable equity securities	20,212	29,713	—	49,925

Total available-for-sale marketable securities	$516,157	$31,812	$(5,164)	$542,805

Mortgage-backed obligations include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation, and the Government National Mortgage Association. Government-sponsored agency securities include general unsecured obligations of the issuing agency. Other asset-backed securities are securities backed by collateral other than mortgage obligations. Unrealized losses for mortgage-backed obligations, U.S. treasury securities and government-sponsored agency securities were primarily due to increases in interest rates. Unrealized losses for corporate debt were due to increases in interest rates as well as widening credit spreads. The Company has sufficient liquidity and intends to hold these securities with unrealized losses until the market value recovers. Moreover, the Company believes it is probable that it will collect all amounts due according to the contractual terms of the individual investments.
During the six-month period ended June 30, 2007, the Company determined that its other asset-backed securities had sustained an other-than-temporary impairment due to a reduction in their future estimated cash flows and, as a result, the Company recognized an impairment loss of $1.2 million, which was recorded in interest and investment income, net.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Duration of debt securities classified as available-for-sale at June 30, 2007 were as follows:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$211,774	$211,456
Duration of one through three years	773,129	768,905
Duration of three through five years	290,108	286,242
Duration of five years or more	30,765	31,142

Total	$1,305,776	$1,297,745

5.	Inventory
A summary of inventories by major category at June 30, 2007 and December 31, 2006 follows:

	June 30,	December 31,
	2007	2006
Raw materials	$10,564	$10,133
Work in process	12,763	4,715
Finished goods	24,834	10,523

Total	$48,161	$25,371

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
6.	Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

	June 30,	December 31,
Investment in Affiliated Companies	2007	2006

Investment in EntreMed, Inc. equity	$717	$2,609
Excess of investment over share of EntreMed equity (1)	12,540	12,690

Investment in EntreMed	$13,257	$15,299
Investment in Burrill Life Sciences, LLP	2,111	1,080

Investment in affiliated companies	$15,368	$16,379

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
Equity in Losses of Affiliated Companies	2007	2006	2007	2006
Celgene’s share of affiliated companies (2) (3)	$874	$1,309	$2,081	$4,316
Amortization of intangibles	75	66	151	150

Equity in losses of affiliated companies	$949	$1,375	$2,232	$4,466

(1)	Consists of intangible assets and goodwill of $151 and $12,389, respectively, at June 30, 2007 and $301 and $12,389, respectively, at December 31, 2006.

(2)	The Company records its interest and share of losses in EntreMed Inc. based on its common stock ownership, which was 12.3% and 10.75% at June 30, 2007 and 2006, respectively.

(3)	The six-month period ended June 30, 2006 includes $2,430 related to the Company’s share of EntreMed’s in-process research and development write-down related to its acquisition of Miikana Therapeutics Inc. on January 10, 2006.
The fair value of the Company’s common stock investment in EntreMed Inc. at June 30, 2007 was $15.9 million.
7.	Convertible Debt
Convertible Notes: In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes due June 2008. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock as adjusted, or a conversion price of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company’s common stock of $8.075 per share, after adjusting prices for the two-for-one stock splits affected on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under other assets on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders can convert the outstanding notes at any time into 33,013,778 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a “fundamental change” in the indenture governing the notes. Subsequent to the June 2003 issuance date, an immaterial amount of principal has been converted into common stock.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
In June 2007, the Company’s convertible notes, with a book value of $399.9 million, became current and were reclassified from long-term convertible notes to current convertible notes, due to their maturity in June 2008. Based on the current price of our common stock, the Company expects noteholders to convert the notes into shares of common stock and does not expect such conversion to have a material impact on our financial condition, liquidity or capital resources.
At June 30, 2007 and December 31, 2006, the fair value of the Company’s convertible notes outstanding exceeded the carrying value by approximately $1.893 billion and $1.507 billion, respectively.
Under the Registration Rights Agreement for the notes, or the Registration Rights Agreement, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the earlier of: (i) two years after the conversion of the last convertible note into common stock or (ii) June 2010. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a liability at June 30, 2007. In the unlikely event that it becomes probable that the Company would have to pay liquidated damages under the Registration Rights Agreement, the Company has estimated the maximum potential liquidated damages as of June 30, 2007 to be approximately $2.0 million per year. Such damages (a) would accrue only with respect to the shares of the Company’s common stock (underlying the notes) that were not already sold by the holder (using the registration statement or pursuant to SEC Rule 144) and that were not eligible for sale without a registration statement, (b) would accrue only over the period during which the registration statement was not effective, subsequent to its initial effectiveness, and (c) would be settled in cash in accordance with the terms of the Registration Rights Agreement.
8.	Intangible Assets and Goodwill
Intangible Assets: A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
June 30, 2007	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$111,131	$(17,146)	$93,985	12.9
License	4,412	(467)	3,945	13.8
Technology	122	(18)	104	12.0
Acquired workforce	295	(34)	261	5.0

Total	$115,960	$(17,665)	$98,295	12.9

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2006	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$108,462	$(12,296)	$96,166	12.9
License	4,250	(307)	3,943	13.8
Technology	122	(12)	110	12.0
Acquired workforce	295	(5)	290	5.0

Total	$113,129	$(12,620)	$100,509	12.9

The $2.8 million increase in gross carrying value of intangible assets from December 31, 2006 to June 30, 2007 was principally due to the impact of foreign currency translation.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Amortization of acquired intangible assets was approximately $2.3 million and $2.2 million for the three-month periods ended June 30, 2007 and 2006, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $9.3 million per year.
Goodwill: At June 30, 2007, the Company’s goodwill related to the acquisition of Penn T Limited on October 21, 2004. The change in the carrying value of goodwill is summarized as follows:

Balance, December 31, 2006	$38,494
Foreign currency translation	947

Balance, June 30, 2007	$39,441

9.	Share-Based Compensation
There have been no significant changes to the share-based compensation plans during the six months ended June 30, 2007, except for an amendment to the 1995 Non-Employee Directors’ Incentive Plan, effective June 12, 2007. The Non-Employee Directors’ Incentive Plan was amended to increase the number of options to purchase common stock granted to each new Non-Employee Director, from 20,000 to 25,000 and to increase the quarterly grants of options from 3,750 (15,000 annually) to 4,625 (18,500 annually).
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three and six-month periods ended June 30, 2007 and 2006:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2007	2006	2007	2006

Cost of good sold	$405	$461	$793	$919
Research and development	3,343	3,401	5,945	7,349
Selling, general and administrative	8,427	16,855	15,010	27,232
Other income and expense, net	4,806	—	4,806	—

Total share-based compensation expense	$16,981	$20,717	$26,554	$35,500

As of June 30, 2007, there was $107.7 million of unrecognized compensation costs related to stock options granted under our various stock-based plans. These costs will be recognized over an expected remaining weighted-average period of 1.8 years.
The weighted-average grant-date fair value of the stock options granted during the three-month periods ended June 30, 2007 and 2006 was $23.46 per share and $16.80 per share, respectively. The weighted-average grant-date fair value of the stock options granted during the six-month periods ended June 30, 2007 and 2006 was $22.83 per share and $16.58 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the three and six-month periods ended June 30, 2007, as compared to December 31, 2006.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Stock option transactions for the six months ended June 30, 2007 under all plans are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Option	Term (years)	(In Thousands)

Outstanding at December 31, 2006	37,111,688	$18.18	6.0	$959,600
Changes during the period:
Granted	3,150,632	57.04
Exercised	(6,447,694)	12.09
Forfeited	(513,188)	23.86
Expired	(1,500)	4.41

Outstanding at June 30, 2007	33,299,938	$22.95	6.0	$1,148,246

Vested or expected to vest at June 30, 2007	32,150,615	$22.49	5.9	$1,123,191

Vested at June 30, 2007	23,488,620	$18.89	5.1	$903,314

The total fair value of shares vested during the six-month periods ended June 30, 2007 and 2006 was $18.0 million and $38.6 million, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2007 and 2006 was $297.5 million and $310.8 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
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
The Company’s tax returns have been audited by the Internal Revenue Service, or IRS, through the year 2003. Tax returns for the years 2004 and 2005 are currently under examination by the IRS. The Company is also subject to audits by various state and foreign taxing authorities, which are not material to the Company’s tax positions as of June 30, 2007.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
The Company regularly reevaluates its tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law that would reduce the technical merits of the position to below more likely than not. The Company believes that its accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law, and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results of operations could be materially impacted.
Unrecognized tax benefits, represented by liabilities on the balance sheet and all subject to audit, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. Included with the associated liability is gross accrued interest of approximately $3.0 million, as of January 1, 2007, upon adoption of FIN 48. The liability for unrecognized tax benefits was $85.2 million at January 1, 2007. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. Changes to the amount of unrecognized tax benefits from January 1, 2007 relate primarily to current year activities. There are no unrecognized tax benefits as of June 30, 2007 for which it is reasonably possible that there will be a significant change in the next twelve months. The liability for unrecognized tax benefits is expected to increase in the next twelve months relating to operations occurring in that period.
During the six-month period ended June 30, 2007, the Company recorded a deferred tax benefit of approximately $7.0 million, as a result of a research and experimentation tax credit study covering prior years. In addition, the Company generated research and experimentation tax credits of $18.1 million during the six months ended June 30, 2007 related to stock option compensation for which no deferred tax benefit was recorded. Under SFAS 123R, excess tax benefits related to stock option compensation are recognized in the period in which such benefits are realized through the reduction of income taxes payable. These tax benefits will be recorded as an increase in additional paid-in capital when realized.
In the first quarter of 2006, the Company recorded a tax benefit of approximately $6.1 million primarily related to the resolution of certain tax positions taken on the Company’s income tax returns in tax years 2000-2002 with the completion of audits for that period.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Information
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements concerning our business, results of operations, economic performance and financial condition based on our current expectations. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those implied by such forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements.
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products are REVLIMID® (lenalidomide) and THALOMID® (thalidomide). We also record sales from ALKERAN®, which we obtain through a supply and distribution agreement with GlaxoSmithKline, or GSK, and FOCALINTM, which we sell exclusively to Novartis. Our international operations are in the early stages of development and we expect them to provide a more significant contribution to future financial results as our products obtain additional regulatory approval for sale in foreign markets. Other sources of revenue include royalties which we primarily receive from Novartis Pharma AG, or Novartis, on its sales of the entire family of RITALIN® drugs and FOCALIN XRTM, in addition to revenues from collaborative agreements and licensing fees.
For the quarter ended June 30, 2007, we reported revenue of $347.9 million, net income of $54.9 million and diluted earnings per share of $0.13, representing increases of 76.4%, 471.1% and 333.3%, respectively, over the prior year quarter ended June 30, 2006. This increase reflects the expanded use of REVLIMID® and higher investment income, partly offset by increased operating expenses required to support our on-going expansion. On a year-to-date basis, revenues, net income and diluted per share earnings were $641.3 million, $112.3 million and $0.27, representing increases of 69.2%, 338.0% and 285.7%, respectively.
Our future growth and operating results will depend on the continued acceptance of our currently marketed products, regulatory approvals of both new products and the expanded use of existing products, depth of our product pipeline and ability to commercialize these products, competition to our marketed products and challenges to our intellectual property. We continue to expand our international infrastructure in anticipation of international regulatory approvals and commercialization of our products. See also Risk Factors contained in Part I, Item 1A of our Annual Report on Form 10-K for fiscal year 2006.
In June 2007, REVLIMID® was granted full marketing authorization by the European Medicines Agency, or EMEA, for use in combination with dexamethasone as a treatment for patients with multiple myeloma who have received at least one prior therapy. We are currently working with local regulatory authorities to determine next steps for pricing, reimbursement and distribution for all European Union member states. A Marketing Authorization Application, or MAA, seeking approval to market REVLIMID® for treatment of transfusion-dependent anemia due to low-or-intermediate-1 risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities is currently being evaluated by the EMEA’s Committee for Medicinal Products for Human Use, or CHMP.

This application remains under review, but based on the length of time to complete an analysis to compare the trial results with historical data sets from patient registries, we have recently become pessimistic about achieving approval in 2007, but are targeting to complete this analysis by the end of 2007 for consideration by the CHMP in early 2008. This strategy will likely require the withdrawl of the application and resubmission after analysis of the existing data is completed. In addition, we have completed enrollment of a double blinded placebo controlled European phase III trial, MDS-004, examining REVLIMID® safety and efficacy in the deletion 5q MDS patient population. Other international regulatory initiatives include MAAs currently being evaluated by Swissmedic, the Swiss Agency for Therapeutic Products, the Therapeutic Goods Administration in Australia and Health Canada. In April 2007, the Eastern Cooperative Oncology Group, or ECOG, reported that its Data Monitoring Committee’s, or DMC, review of preliminary results from a large, randomized clinical trial for patients with newly diagnosed multiple myeloma found that the use of a low-dose of dexamethasone in combination with REVLIMID® suggests survival advantage for patients when compared to the higher, standard-dose of dexamethasone that is used in combination with REVLIMID® to treat the disease. These same results on survival advantage with lower risk for infections, blood clots or other serious side effects were also presented at the June 2007 annual American Society of Clinical Oncology, or ASCO, medical conference. The regulatory utility of these findings are unclear at this time.
Over the past several years, we have made substantial investments in research and development in support of our existing products, proprietary IMiDs® compounds, and other pipeline products as we continue to evaluate them in a broad range of hematological malignancies, other cancers and other diseases. REVLIMID® is currently being evaluated as a treatment for non-Hodgkin’s lymphomas, or NHL, and chronic lymphocytic leukemia, or CLL. In May 2007, we announced plans to advance the development of leading oral anti-inflammatory candidates across a broad range of inflammatory diseases. Our oral TNF synthesis inhibitor and anti-inflammatory agent, CC-10004 (apremilast), has demonstrated favorable activity and side effect profiles in placebo controlled proof-of-mechanism trial in moderate to severe psoriasis. We also received acceptance of our Investigational New Drug, or IND, application to evaluate CC-4047 (pomalidomide) in a proof-of-principle study in sickle cell anemia. We are also evaluating CC-4047 for treatment in other diseases including myelofibrosis, myeloma and other solid tumor cancers.

Results of Operations —
Three-Month Periods Ended June 30, 2007 and 2006
Total Revenue: Total revenue and related percentages for the three-month periods ended June 30, 2007 and 2006 were as follows:

	Three-Month Period Ended
	June 30,		Increase	Percent
(In thousands $)	2007	2006	(Decrease)	Change

Net product sales:
REVLIMID®	$180,963	$63,020	$117,943	187.2%
THALOMID®	117,708	107,193	10,515	9.8%
ALKERAN®	18,738	4,452	14,286	320.9%
FOCALINTM	1,461	1,666	(205)	-12.3%
Other	75	70	5	7.1%

Total net product sales	318,945	176,401	142,544	80.8%
Collaborative agreements and other revenue	5,100	4,323	777	18.0%
Royalty revenue	23,862	16,515	7,347	44.5%

Total revenue	$347,907	$197,239	$150,668	76.4%

Net Product Sales: In December 2005, REVLIMID® was approved by the U.S. Food and Drug Administration, or FDA, for use in the treatment of patients with transfusion-dependent anemia due to low-or-intermediate-1-risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities and in June 2006 for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy. The increase in REVLIMID® net sales for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 reflects the product’s expanded use resulting from the FDA’s June 2006 approval in multiple myeloma. The establishment of our European Named Patient Program, or NPP, which offers European patients in need of treatment access to REVLIMID® on a compassionate use basis also contributed to the increase in sales. On June 19, 2007, REVLIMID® was granted full marketing authorization by the EMEA for use in combination with dexamethasone as a treatment for patients with multiple myeloma who have received at least one prior therapy. We are now working with local regulatory authorities to determine next steps for pricing, reimbursement and distribution for all EU member states. A small amount of sales resulting from this approval are included in the quarter ended June 30, 2007.
THALOMID® was approved by the FDA in May 2006 in combination with dexamethasone for the treatment of newly diagnosed multiple myeloma and in July 1998 for the acute treatment of cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence. Barr Laboratories, Inc., a generic drug manufacturer filed an ANDA with a Paragraph IV certification seeking authorization from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID® in the United States for the acute treatment of cutaneous manifestations of moderate to severe ENL. On January 18, 2007, we filed an infringement action in the Unitied States District Court of New Jersey against Barr. By bringing suit, we are entitled up to a maximum 30-month injunction, from the date of the court filing, against the applicant’s marketing of generic THALOMID®. For additional information see Part I,

Item 1A “Risk Factors” and Item 3 “Legal Proceedings” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. THALOMID® recorded a sales increase for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 due to price increases which were partially offset by lower sales volumes resulting from average daily dose declines, as we continue to move towards a cost of therapy pricing structure as opposed to a price per milligram basis. Further offsetting the increase in THALOMID® net sales were higher gross to net sales deductions partly due to the anticipated increase in use of REVLIMID®.
ALKERAN®, which is licensed from GlaxoSmithKline and sold under the Celgene label, is approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Net sales were higher in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 due to higher unit sales for both tablet and injectable forms, higher pricing for the injectable form and a decrease in gross to net sales deductions. Sales volumes for the three-month period ended June 30, 2006 were lower than normal primarily due to supply disruptions, which lead to inconsistent supplies of ALKERAN® IV and consequently inconsistent end-market buying patterns.
In April 2000, we licensed to Novartis the worldwide rights (excluding Canada) to FOCALINTM and FOCALIN XRTM, which are approved for the treatment of attention deficit hyperactivity disorder, or ADHD. We retained the rights to these products for the treatment of oncology-related disorders. We sell FOCALINTM exclusively to Novartis and also supply them with FOCALIN XRTM, for which we receive a royalty. Sales of FOCALINTM decreased in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 due to patient migration to FOCALIN XRTM.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources totaled $5.1 million and $4.3 million for the three-month periods ended June 30, 2007 and 2006, respectively. The $0.8 million increase in the three-month period ended June 30, 2007 was primarily due to license fees generated from our S.T.E.P.S.® program and umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USASM business.
Royalty Revenue: Royalty revenue increased by $7.3 million for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 primarily due to amounts received from Novartis on their sales of Ritalin® and FOCALIN XRTM.
Gross to Net Sales Accruals: We record accruals for sales returns, discounts, Medicaid rebates and distributor charge-backs and service fees. Allowances for sales returns are based on among other things: actual returns history for consumed lots, returns trend experience for lots where product is still being returned, levels of inventory in the distribution channel and the introduction of competing products. Discount accruals are based on payment terms extended to customers. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization. Distributor charge-back accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on contractual fees to be paid to the wholesale distributor for services provided. Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2007 and 2006 were as follows:

	Sales			Distributor
	Return		Medicaid	Charge-backs
2007	Allowances	Discounts	Rebates	And Services	Total
Balance at March 31, 2007	$9,407	$2,250	$7,736	$8,424	$27,817
Allowances for sales during 2007	9,662	6,717	8,256	18,016	42,651
Allowances for sales during prior periods	1,027	—	—	—	1,027
Credits issued for prior year sales	(3,380)	(79)	(1,323)	(646)	(5,428)
Credits issued for sales during 2007	(1,772)	(6,271)	(5,502)	(16,736)	(30,281)

Balance at June 30, 2007	$14,944	$2,617	$9,167	$9,058	$35,786

	Sales			Distributor
	Return		Medicaid	Charge-backs
2006	Allowances	Discounts	Rebates	And Services	Total
Balance at March 31, 2006	$8,338	$1,787	$24,143	$7,343	$41,611
Allowances for sales during 2006	8,370	4,327	115	13,072	25,884
Allowances for sales during prior periods	15,436	—	—	—	15,436
Credits issued for prior year sales	(13,849)	(85)	(11,732)	—	(25,666)
Credits issued for sales during 2006	(6,658)	(4,277)	(5,301)	(12,786)	(29,022)

Balance at June 30, 2006	$11,637	$1,752	$7,225	$7,629	$28,243

Sales return allowances decreased in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006. The decrease was due to higher THALOMID® and ALKERAN® IV returns in 2006, partially offset by higher allowances in the three-month period ended June 30, 2007. The higher allowances in the three-month period ended June 30, 2007 were the result of planned THALOMID® inventory centralization and rationalization at several major pharmacy chains as well as the expected impact on THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in newly diagnosed multiple myeloma as a result of recent clinical data. The higher THALOMID® credits issued for returns during the three-month period ended June 30, 2006 were for one large retail pharmacy chain. The returns from this customer were the result of efforts to more aggressively manage inventory at its pharmacies as well as our previous trade carton configuration, which included up to ten sleeves of THALOMID® capsules with each order and S.T.E.P.S.® related restrictions, which limited the chain’s ability to transfer inventories between its locations. As a result of the higher returns activity, we recorded additional allowances during the three-month period ended June 30, 2006 for all estimated THALOMID® pharmacy inventories and implemented other measures, including the introduction of single sleeve units beginning on June 7, 2006 (rather than requiring full carton purchases), which was designed to allow customers to more effectively manage their inventories since they can now order smaller quantities and limit our product returns exposure. Discounts increased in the current year quarter primarily from increased sales of REVLIMID® .
Medicaid rebate allowances increased in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 primarily due to an increase in THALOMID® accruals. Our Medicaid rebate accruals are based on the Medicaid Unit Rebate Amount formula established by the Center for Medicaid and Medicare Services using the estimated Medicaid dispense quantities. We base the estimated Medicaid dispense quantities on the previous quarter actual Medicaid dispenses, which individual states typically begin reporting to us approximately 45 days after the close of each quarter. The three-month period ended June 30, 2006 included a $5.9 million favorable adjustment to the accrual resulting from sufficient data being obtained regarding actual first quarter 2006 Medicaid dispenses to allow us to adjust the Medicaid rebate accrual to reflect the impact of the new Medicare, Part D legislation and resulting shift in patient population.

Distributor charge-backs increased in the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 primarily due to REVLIMID® , THALOMID® and ALKERAN® IV price increases, which increased the differential between annual contract pricing available to federally funded healthcare providers and our wholesale acquisition cost.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended June 30, 2007 and 2006 were as follows:

	Three-Month Period Ended
	June 30,			Percent
	2007	2006	Increase	Change

Cost of goods sold	$28,701	$26,799	$1,902	7.1%
Percent of net product sales	9.0%	15.2%

Research and development	$89,934	$57,018	$32,916	57.7%
Percent of total revenue	25.9%	28.9%

Selling, general and administrative	$113,986	$83,036	$30,950	37.3%
Percent of total revenue	32.8%	42.1%

Cost of Goods Sold: Cost of goods sold increased for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 primarily due to higher costs and royalties related to higher unit sales of REVLIMID® . The increase in REVLIMID® sales had a favorable impact on cost of goods sold as a percent of net product sales, since the product carries a lower cost relative to our other products.
Research and Development: Research and development expenses increased by $32.9 million for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 primarily due to higher clinical development expenses in support of multiple programs, including REVLIMID® and other IMiDs® across a broad range of cancers, including NHL and CLL. Tumor lysis syndrome has been observed in approximately 3% of CLL patients treated with REVLIMID® . As a result of these findings, we are delaying the enrollment of new patients into our CLL-001 study, where a higher dose of REVLIMID® was used, and we now intend to amend the protocol to incorporate a dose escalation regimen to the targeted dose. Expenses to support ongoing research of other compounds, such as the IMiD® CC-4047 (pomalidomide), as well as our kinase and ligase inhibitor programs and placental-derived stem cell program, also increased.
For the three-month period ended June 30, 2007, research and development expenses consisted of $36.8 million spent on human pharmaceutical clinical programs; $38.5 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $11.2 million spent on biopharmaceutical discovery and development programs; and $3.4 million spent on placental stem cell and biomaterials programs. For the three-month period ended June 30, 2006, expenses consisted of $22.0 million spent on human pharmaceutical clinical programs; $22.7 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $9.4 million spent on biopharmaceutical discovery and development programs; and $2.9 million spent on placental stem cell and biomaterials programs.

Selling, General and Administrative: Selling, general and administrative expenses increased by $31.0 million for the three-month period ended June 30, 2007 compared to the three-month period ended June 30, 2006 primarily due to an increase in donations to non-profit agencies that assist patients with the co-payments of REVLIMID® ; higher marketing and sales costs related to REVLIMID® product launch preparation activities in Europe, and continued international expansion throughout Europe, Japan, Australia and Canada; plus an increase in general administrative expenses primarily related to higher personnel, professional and other outside service costs due to our continued growth.
Interest and Investment Income, Net: Interest and investment income, net was $26.4 million for the three-month period ended June 30, 2007, representing an increase of $18.2 million over the $8.2 million recorded for the three-month period ended June 30, 2006. The increase was due to higher average cash, cash equivalents and marketable securities balances resulting from the November 2006 issuance of an additional 20,000,000 shares of our common stock, which generated net proceeds of $1.006 billion. In addition, the three-month periods ended June 30, 2007 and 2006 included other-than-temporary impairment losses on marketable securities available for sale of $1.2 million and $0.3 million, respectively.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $0.9 million and $1.4 million for the three-month periods ended June 30, 2007 and 2006, respectively. The decrease in losses was primarily due to reduced losses related to our investment in EntreMed.
Interest Expense: Interest expense was $2.6 million and $2.4 million for the three-month periods ended June 30, 2007 and 2006, respectively. The $0.2 million increase related to the note payable to Siegfried Ltd. and Siegfried Dienste AG (together “Siegfried”) in connection with our December 2006 purchase of an active pharmaceutical ingredient, or API, manufacturing facility in Zofingen, Switzerland.
Other Income (Expense), Net: Other income (expense), net was a net expense of $5.0 million for the three-month period ended June 30, 2007 and net income of $1.5 million for the three-month period ended June 30, 2006. The decrease for the three-month period ended June 30, 2007 was due to a decrease in foreign exchange gains and termination benefit resulting from the modification of certain outstanding stock options of a terminated employee.
Income Tax Provision: The income tax provision for the three-month period ended June 30, 2007 was $78.2 million and reflects an effective tax rate of 58.8%. The effective tax rate reflects the tax expense impact of certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses, which include share-based compensation expense related to incentive stock options. The income tax provision for the three-month period ended June 30, 2006 was $26.7 million, reflecting an effective tax rate of 71%. The decrease in the effective tax rate was primarily due to higher earnings in the three-month period ended June 30, 2007.

Results of Operations —
Six-Month Periods Ended June 30, 2007 and 2006
Total Revenue: Total revenue and related percentages for the six-month periods ended June 30, 2007 and 2006 were as follows:

	Six-Month Period Ended
	June 30,		Increase	Percent
(In thousands $)	2007	2006	(Decrease)	Change

Net product sales:
REVLIMID®	$327,196	$95,463	$231,733	242.7%
THALOMID®	223,742	214,404	9,338	4.4%
ALKERAN®	34,702	22,747	11,955	52.6%
FOCALINTM	2,952	3,767	(815)	-21.6%
Other	149	263	(114)	-43.3%

Total net product sales	588,741	336,644	252,097	74.9%
Collaborative agreements and other revenue	9,904	8,216	1,688	20.5%
Royalty revenue	42,677	34,220	8,457	24.7%

Total revenue	$641,322	$379,080	$262,242	69.2%

Net Product Sales: REVLIMID® net sales increased in the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 primarily due to the product’s expanded use resulting from the FDA’s June 2006 approval in multiple myeloma. The establishment of our NPP, which offers European patients in need of treatment access to REVLIMID® on a compassionate use basis also contributed to the increase in sales.
Net sales of THALOMID® were higher for the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 primarily due to price increases and lower gross to net adjustments resulting from our move towards a cost of therapy pricing structure as opposed to a price per milligram basis. These favorable impacts were partly offset by lower sales volumes resulting from average daily dose declines.
ALKERAN® net sales were higher in the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 as declines in unit sales for both tablet and injectable forms were offset by higher pricing for the injectable form and lower gross to net deductions.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources totaled $9.9 million and $8.2 million for the six-month periods ended June 30, 2007 and 2006, respectively. The $1.7 million increase in the six-month period ended June 30, 2007 was primarily due to license fees generated from our S.T.E.P.S.® program and umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USASM business.
Royalty Revenue: Royalty revenue increased by $8.5 million for the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 primarily due to amounts received from Novartis on its sales of Ritalin® and FOCALIN XRTM.

Gross to Net Sales Accruals: Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2007 and 2006 were as follows:

	Sales			Distributor
	Return		Medicaid	Charge-backs
2007	Allowances	Discounts	Rebates	And Services	Total
Balance at December 31, 2006	$9,480	$2,296	$7,468	$10,633	$29,877
Allowances for sales during 2007	17,623	12,396	14,232	33,220	77,471
Allowances for sales during prior periods	1,027	—	—	—	1,027
Credits issued for prior year sales	(10,507)	(2,183)	(7,031)	(6,725)	(26,446)
Credits issued for sales during 2007	(2,679)	(9,892)	(5,502)	(28,070)	(46,143)

Balance at June 30, 2007	$14,944	$2,617	$9,167	$9,058	$35,786

	Sales			Distributor
	Return		Medicaid	Charge-backs
2006	Allowances	Discounts	Rebates	And Services	Total
Balance at December 31, 2005	$5,017	$1,447	$20,960	$6,778	$34,202
Allowances for sales during 2006	17,458	8,487	11,827	26,953	64,725
Allowances for sales during prior periods	22,979	—	—	—	22,979
Credits issued for prior year sales	(25,021)	(1,479)	(20,261)	(6,314)	(53,075)
Credits issued for sales during 2006	(8,796)	(6,703)	(5,301)	(19,788)	(40,588)

Balance at June 30, 2006	$11,637	$1,752	$7,225	$7,629	$28,243

Sales return allowances decreased in the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006. The decrease was due to higher THALOMID® and ALKERAN® IV returns in 2006, partially offset by higher allowances in the six-month period ended June 30, 2007. The higher allowances in the six-month period ended June 30, 2007 were the result of planned THALOMID® inventory centralization and rationalization at several major pharmacy chains as well as the expected impact on THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in newly diagnosed multiple myeloma as a result of recent clinical data. The higher THALOMID® credits issued for returns during the six-month period ended June 30, 2006 were for one large retail pharmacy chain. The returns from this customer were the result of efforts to more aggressively manage inventory at its pharmacies as well as our previous trade carton configuration, which included up to ten sleeves of THALOMID® capsules with each order and S.T.E.P.S.® related restrictions, which limited the chain’s ability to transfer inventories between its locations. As a result of the higher returns activity, we recorded additional allowances during the six-month period ended June 30, 2006 for all estimated THALOMID® pharmacy inventories and implemented other measures, including the introduction of single sleeve units beginning on June 7, 2006 (rather than requiring full carton purchases), which was designed to allow customers to more effectively manage their inventories since they can now order smaller quantities and limit our product returns exposure. Discounts increased in the current year six-month period primarily from increased sales of REVLIMID® .
Medicaid rebate allowances increased in the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 due to an increase in THALOMID® and REVLIMID® accruals. Our Medicaid rebate accruals are based on the Medicaid Unit Rebate Amount formula established by the Center for Medicaid and Medicare Services using the estimated Medicaid dispense quantities. REVLIMID® dispenses increased resulting from the introduction of the 15mg and 25mg strength tablets.

Distributor charge-backs increased in the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 primarily due to REVLIMID® , THALOMID® and ALKERAN® IV price increases, which increased the differential between annual contract pricing available to federally funded healthcare providers and our wholesale acquisition cost.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the six-month periods ended June 30, 2007 and 2006 were as follows:

	Six-Month Period Ended
	June 30,		Increase	Percent
	2007	2006	(Decrease)	Change

Cost of goods sold	$50,756	$56,943	$(6,187)	-10.9%
Percent of net product sales	8.6%	16.9%

Research and development	$169,509	$111,542	$57,967	52.0%
Percent of total revenue	26.4%	29.4%

Selling, general and administrative	$221,407	$149,903	$71,504	47.7%
Percent of total revenue	34.5%	39.5%

Cost of Goods Sold: Cost of goods sold and cost of goods sold as a percent of net product sales decreased for the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 primarily due to lower ALKERAN® costs resulting from lower sales volumes and unit costs related to ALKERAN® for injection, which was partly offset by higher REVLIMID® royalties due to a higher sales level. The increase in REVLIMID® sales favorably impacted cost of goods sold as a percentage of net product sales due to the product’s lower cost relative to our other products.
Research and Development: Research and development expenses increased by $58.0 million for the six-month period ended June 30, 2007 compared to the six-month period ended June 30, 2006 primarily due to higher clinical development expenses in support of multiple programs, including REVLIMID® and other IMiDs® across a broad range of cancers, including NHL and CLL. Expenses to support ongoing research of other compounds, such as our kinase and ligase inhibitor programs and placental-derived stem cell program also increased.
For the six-month period ended June 30, 2007, research and development expenses consisted of $69.5 million spent on human pharmaceutical clinical programs; $71.9 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $21.2 million spent on biopharmaceutical discovery and development programs; and $6.9 million spent on placental stem cell and biomaterials programs. For the six-month period ended June 30, 2006, expenses consisted of $41.7 million spent on human pharmaceutical clinical programs; $45.4 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $18.9 million spent on biopharmaceutical discovery and development programs; and $5.5 million spent on placental stem cell and biomaterials programs.

Selling, General and Administrative: Selling, general and administrative expenses increased for the six-month period ended June 30, 2007 by $71.5 million compared to the six-month period ended June 30, 2006 primarily due to an increase in donations to non-profit agencies that assist patients with the co-payments of REVLIMID® ; higher marketing and sales costs related to product launch preparation activities in Europe, and continued international expansion throughout Europe, Japan, Australia and Canada; plus an increase in general administrative expenses primarily related to increased personnel levels and professional and other outside service costs due to our continued growth.
Interest and Investment Income, Net: Interest and investment income, net was $51.2 million for the six-month period ended June 30, 2007, representing an increase of $38.4 million over the $12.8 million recorded for the six-month period ended June 30, 2006. The increase was due to higher average cash, cash equivalents and marketable securities balances resulting from the November 2006 issuance of an additional 20,000,000 shares of our common stock, which generated net proceeds of $1.006 billion. In addition, the six-month periods ended June 30, 2007 and 2006 included other-than-temporary impairment losses on marketable securities available for sale of $1.2 million and $3.6 million, respectively.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $2.2 million and $4.5 million for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease in losses was due to a charge of $3.1 million for in-process research and development related to EntreMed’s acquisition of Miikana Therapeutics Inc. in the six-month period ended June 30, 2006.
Interest Expense: Interest expense was $5.3 million and $4.7 million for the six-month periods ended June 30, 2007 and 2006, respectively. The $0.6 million increase related to the note payable to Siegfried in connection with our December 2006 purchase of an API manufacturing facility in Zofingen, Switzerland.
Other Income (Expense), Net: Other income (expense), net was a net expense of $4.1 million and net income of $3.1 million for the six-month periods ended June 30, 2007 and 2006, respectively. The decrease was due to a decrease in foreign exchange gains and termination benefit resulting from the modification of certain outstanding stock options of a terminated employee.
Income Tax Provision: The income tax provision for the six-month period ended June 30, 2007 was $126.9 million and reflects an effective tax rate of 53.1%. The effective tax rate reflects the tax expense impact of certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses, which include share-based compensation expense related to incentive stock options. The effective tax rate also reflects a tax benefit of approximately $7.0 million related to a research and experimentation tax credit study covering prior years. The income tax provision for the six-month period ended June 30, 2006 was $41.8 million and reflects an effective tax rate of 71%, adjusted for tax benefits of approximately $6.1 million primarily related to the resolution of certain tax positions taken on our income tax returns for the tax years 2000 through 2002. The decrease in the effective tax rate was primarily due to higher earnings in the current year period.

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2007 and 2006 were as follows:

	Six-Month Period Ended
	June 30,		Increase /
(In thousands $)	2007	2006	(Decrease)
Net cash provided by (used in) operating activities	$192,118	$(31,848)	$223,966

Net cash used in investing activities	$(817,970)	$(60,152)	$(757,818)

Net cash provided by financing activities	$151,697	$86,226	$65,471

Operating Activities: Net cash provided by operating activities increased in the six-month period ended June 30, 2007, as compared to net cash used in operating activities in the six-month period ended June 30, 2006, primarily due to higher earnings, higher accruals for income taxes payable, accounts payable and accrued expenses driven by the growth of our business and net tax refunds of $11.2 million in the six-month period ended June 30, 2007 versus payments of $23.6 million in the six-month period ended June 30, 2006
Investing Activities: Net cash used in investing activities in the six-month period ended June 30, 2007 included $789.2 million for net purchases of available-for-sale marketable securities and $26.2 million for capital expenditures. Our ongoing construction of a drug product manufacturing facility at our Neuchatel, Switzerland site and expansion and renovation of our headquarters in Summit, New Jersey were the primary areas of capital spending during the six-month period ended June 30, 2007. Net cash used in investing activities in the six-month period ended June 30, 2006 included $40.2 million for net purchases of marketable securities available for sale and $17.4 million for capital expenditures.
Financing Activities: Net cash provided by financing activities in the six-month period ended June 30, 2007 included $74.4 million from the exercise of employee stock options and $77.3 million from excess tax benefits recognized upon exercise of such options, as compared to $45.9 million from the exercise of employee stock options and $40.3 million from excess tax benefits recognized upon exercise of such options in the six-month period ended June 30, 2006. Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments”, requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows.
The following table summarizes our cash, cash equivalents and marketable securities and our working capital:

	June 30,	December 31,
(In thousands $)	2007	2006	Increase
Cash, cash equivalents and marketable securities	$2,321,812	$1,982,220	$339,592
Working capital(1)	$2,407,471	$1,990,969	$416,502

(1)	Includes cash, cash equivalents and marketable securities, accounts receivable, net of allowances, inventory, other current assets, accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities: The increase of $339.6 million was primarily due to $166.0 million of free cash flows (operating cash flows less capital expenditures) plus $151.7 million of net cash provided by financing activities.
Working Capital: The $416.5 million increase in our working capital was primarily attributable to the following:
•	Cash, Cash Equivalents and Marketable Securities increased $339.6 million, as noted above.
•	Income taxes payable decreased $83.9 million primarily due to the reclassification of $85.2 million of certain income tax liabilities to non-current income taxes payable in accordance with FIN 48.
•	Inventory increased $22.8 million during the six-month period ended June 30, 2007. ALKERAN® inventories increased $10.5 million due to the timing of our purchases from GSK. REVLIMID® inventories increased $6.7 million in anticipation of our European product launch and to support continued increases in our U.S. sales.
•	Accounts receivable, net of allowances increased $17.9 million during the six-month period ended June 30, 2007 primarily due to an 83% increase in our net product sales, partially offset by an improvement in our Days Sales Outstanding from 45 days at December 31, 2006 to 42 days at June 30, 2007.
And was partially offset by a decrease in working capital primarily due to the following:
•	Accounts payable, accrued expenses and other current liabilities increased $52.4 million primarily due to $20 million of marketable securities purchased at the end of June 2007, which had not yet been settled, $8.7 million related to accrued inventory purchases, increased accruals to support our European launch of REVLIMID® and continued research and development and other outside service costs to support our continued growth.
Financial Condition
We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. Treasury, government-sponsored agencies and U.S. corporations. All investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all highly liquid investments with maturities of greater than three months from the date of purchase are classified as marketable securities. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase.
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
Our convertible 1.75% notes mature in June 2008 and are convertible at any time into 33,013,778 shares of common stock at a stock-adjusted conversion price of $12.1125 per share. The dilution effect of our convertible debt is included in our diluted earnings per share calculation. Based on the current price of our common stock, we expect noteholders to convert the notes into shares of common stock and do not expect such conversion to have a material impact on our financial condition, liquidity or capital resources.

Contractual Obligations
For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for fiscal year 2006. During the six-month period ended June 30, 2007, we purchased product from GSK of $24.5 million related to our ALKERAN® supply agreements. We have provided a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $133.7 million, at June 30, 2007. The timing of the settlement of these amounts was not reasonably estimable at June 30, 2007. There were no other significant changes to our contractual obligations during the six months ended June 30, 2007.
Critical Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our critical accounting policies are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The significant changes and/or expanded discussion of such critical accounting policies are contained herein.
We adopted the provisions of FIN 48 and FSP FIN 48-1 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no cumulative effect adjustment related to the adoption. We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes. We provide estimates for unrecognized tax benefits. If our estimates are not representative of actual outcomes, our results could be materially impacted.

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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2007, our market risk sensitive instruments consisted of derivatives, marketable securities available for sale, unsecured convertible notes issued by us and our note payable to Siegfried.

Derivatives: We periodically utilize foreign currency denominated forward contracts to hedge currency fluctuations of transactions denominated in currencies other than the functional currency. At June 30, 2007, we had foreign currency forward contracts outstanding to hedge non-functional currency assets denominated in Swiss Francs, Euros and U.S. dollars. The aggregate notional amount of these contracts was $51.0 million and they expire within one year. As the hedges are undesignated for accounting purposes, changes in the fair value are re-measured through income each period. At June 30, 2007, the net unrealized gain on the forward contracts was approximately $0.8 million in the aggregate.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the quarter-end exchange rates were to change by a hypothetical 10% decrease in the underlying currencies, the fair value of the contracts would decrease by approximately $4.1 million. Conversely, a hypothetical 10% increase in the underlying exchange rates would increase the fair value of the contracts by approximately $4.7 million. However, since the contracts hedge assets denominated in currencies other than the entity’s functional currency, any change in the fair value of the contract would be offset by a change in the underlying value of the hedged items.
Marketable Securities Available for Sale: At June 30, 2007, our marketable securities available for sale consisted of U.S. treasury securities, government-sponsored agency securities, mortgage-backed obligations, corporate debt securities, other asset-backed securities and 1,939,598 shares of Pharmion Corporation common stock. Marketable securities available for sale are carried at fair value, held for an indefinite period of time and intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and investment income, net.
As of June 30, 2007, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less Than 1	1 to 3	3 to 5	More Than 5
(In thousands $)	Year	Years	Years	Years	Total

Principal amount	$212,177	$773,248	$301,424	$34,400	$1,321,249
Fair value	$211,456	$768,905	$286,242	$31,142	$1,297,745
Stated average interest rate	5.3%	5.5%	5.5%	3.6%

Pharmion Common Stock: At June 30, 2007, we held a total of 1,939,598 shares of Pharmion Corporation common stock, which had an estimated fair value of approximately $56.2 million (based on the closing price reported by the NASDAQ Global Market), and which exceeded the cost by approximately $35.9 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders’ Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility, and any increase or decrease in Pharmion common stock’s quoted market price will have a similar percentage increase or decrease in the fair value of our investment.
Convertible Debt: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes can be converted at any time into 33,013,778 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share. At June 30, 2007, the fair value of the convertible notes exceeded the carrying value of $399.9 million by approximately $1.493 billion, which we believe reflects the increase in the market price of our common stock to $57.33 per share as of June 30, 2007.

Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.
Note Payable: At June 30, 2007, the fair value of our note payable to Siegfried approximated the carrying value of the note of $33.0 million, due to the short period of time since we issued it. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The fair value of the note will also be affected by changes in the U.S. dollar to Swiss franc exchange rate. The note is denominated in Swiss francs.

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
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for fiscal year 2006. There have not been any material changes as it pertains to such legal proceedings nor have we engaged in any additional material legal proceedings during the six months ended June 30, 2007.

Item 1A.	Risk Factors
The risk factors included in our Annual Report on Form 10-K for fiscal year 2006 have not materially changed as of June 30, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of stockholders on June 12, 2007. At this meeting, our stockholders were asked to elect nine directors and to ratify the appointment of KPMG LLP as our registered public accounting firm for the fiscal year ending December 31, 2007. All nine nominated directors were elected and the proposal to appoint KPMG LLP as auditors was approved. The election of directors and appointment of KPMG LLP were approved by the following votes:
A. Election of Directors:

	Number of Shares
Name	For	Withheld
Sol J. Barer, Ph.D	332,155,147	9,038,576
Robert J. Hugin	330,294,986	10,898,737
Michael D. Casey	334,169,292	7,024,431
Rodman L. Drake	334,685,771	6,507,952
Arthur Hull Hayes, Jr., M.D.	332,017,723	9,176,000
Gilla Kaplan, Ph.D	338,023,238	3,170,485
James J. Loughlin	338,329,757	2,863,966
Richard C.E. Morgan	331,589,946	9,603,777
Walter L. Robb, Ph.D	332,149,432	9,044,291
B. Appointment of KPMG LLP as auditors:

Number of Shares
For	Against	Abstained
338,314,087	1,000,820	1,878,816

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
10.1	Amendment No. 5 to the Celgene Corporation 1995 Non-Employee Directors’ Incentive Plan (amended and restated as of June 22, 1999 and as further amended).
31.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Company’s Chief Financial Officer Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
DATE August 6, 2007	By:	/s/David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE August 6, 2007	By:	/s/Andre Van Hoek
Andre Van Hoek
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment No. 5 to the Celgene Corporation 1995 Non-Employee Directors’ Incentive Plan (amended and restated as of June 22, 1999 and as further amended).

31.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.