Form 10-Q
period 2007-09-30
CELGENE CORP /DE/
filed 2007-11-02
CIK 816284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐          No ☑
At October 30, 2007, 385,860,205 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART 1 — FINANCIAL INFORMATION
CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue:

Net product sales	$331,169	$223,105	$919,910	$559,749
Collaborative agreements and other revenue	4,616	4,632	14,520	12,848
Royalty revenue	14,123	17,102	56,800	51,322

Total revenue	349,908	244,839	991,230	623,919

Expenses:

Cost of goods sold	34,079	34,205	84,835	91,148
Research and development	130,545	66,756	300,054	178,298
Selling, general and administrative	97,309	89,592	318,716	239,495

Total expenses	261,933	190,553	703,605	508,941

Operating income	87,975	54,286	287,625	114,978

Other income and expense:
Interest and investment income, net	28,296	9,253	79,447	22,102
Equity in losses of affiliated companies	1,106	736	3,338	5,202
Interest expense	2,614	2,361	7,913	7,086
Other income (expense), net	732	1,134	(3,345)	4,193

Income before income taxes	113,283	61,576	352,476	128,985

Income tax provision	74,450	41,139	201,364	82,916

Net income	$38,833	$20,437	$151,112	$46,069

Net income per common share:
Basic	$0.10	$0.06	$0.40	$0.13
Diluted	$0.09	$0.05	$0.36	$0.12

Weighted average shares:
Basic	383,774	351,200	380,841	347,687

Diluted	432,817	404,858	431,208	403,092

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$1,040,735	$1,439,415
Marketable securities available for sale	1,488,970	542,805
Accounts receivable, net of allowances of $5,511 and $6,625 at September 30, 2007 and December 31, 2006, respectively	146,416	127,777
Inventory	56,198	25,371
Deferred income taxes	65,731	87,979
Other current assets	97,885	87,657

Total current assets	2,895,935	2,311,004

Property, plant and equipment, net	175,589	146,645
Investment in affiliated companies	15,089	16,379
Intangible assets, net	97,469	100,509
Goodwill	40,098	38,494
Other assets	149,005	122,760

Total assets	$3,373,185	$2,735,791

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$24,691	$24,410
Accrued expenses	154,393	112,992
Income taxes payable	893	84,859
Convertible notes	399,731	—
Current portion of deferred revenue	7,792	7,647
Other current liabilities	25,794	9,795

Total current liabilities	613,294	239,703

Convertible notes	—	399,889
Deferred revenue, net of current portion	62,583	63,027
Non-current income taxes payable	158,171	—
Other non-current liabilities	59,811	56,995

Total liabilities	893,859	759,614

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 389,778,741 and 380,092,309 shares at September 30, 2007 and December 31, 2006, respectively	3,898	3,801
Common stock in treasury, at cost; 4,026,116 and 4,057,553 shares at September 30, 2007 and December 31, 2006, respectively	(149,519)	(148,097)
Additional paid-in capital	2,519,085	2,209,889
Retained earnings (deficit)	49,339	(101,773)
Accumulated other comprehensive income	56,523	12,357

Total stockholders’ equity	2,479,326	1,976,177

Total liabilities and stockholders’ equity	$3,373,185	$2,735,791

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income	$151,112	$46,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of long-term assets	22,502	18,647
Provision for accounts receivable allowances	6,353	2,086
Realized loss on marketable securities available for sale	4,085	3,992
Unrealized loss on value of EntreMed warrants	130	298
Equity in losses of affiliated companies	2,910	4,865
Non-cash share-based compensation expense	41,630	58,802
Amortization of discount on marketable securities available for sale, net	(2,575)	(2,374)
Amortization of debt issuance cost	1,832	1,832
Deferred income taxes	(4,334)	(23,350)
Shares issued for employee benefit plans	6,436	6,518
Other	(1,946)	(2,642)

Change in current assets and liabilities:
Increase in accounts receivable	(23,148)	(37,857)
Increase in inventory	(34,480)	(13,650)
Increase in other operating assets	(11,088)	(45,439)
Increase (decrease) in accounts payable and accrued expenses	61,162	(28,993)
Increase in income tax payable	93,085	56,178
Decrease in deferred revenue	(2,733)	(2,154)

Net cash provided by operating activities	310,933	42,828

Cash flows from investing activities:
Capital expenditures	(38,447)	(31,919)
Proceeds from sales and maturities of marketable securities available for sale	1,462,836	563,548
Purchases of marketable securities available for sale	(2,362,302)	(581,060)
Investment in affiliated companies	(1,621)	(2,000)
Purchases of long-term investments	(23,356)	(625)

Net cash used in investing activities	(962,890)	(52,056)

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	136,033	67,982
Excess tax benefit from share-based compensation arrangements	112,614	57,799

Net cash provided by financing activities	248,647	125,781

Effect of currency rate changes on cash and cash equivalents	4,630	3,796

Net increase (decrease) in cash and cash equivalents	(398,680)	120,349

Cash and cash equivalents at beginning of period	1,439,415	123,316

Cash and cash equivalents at end of period	$1,040,735	$243,665

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2007	2006

Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss on marketable securities available for sale	$43,988	$7,986

Matured shares tendered in connection with stock option exercises	$(6,457)	$(85,876)

Conversion of convertible notes	$130	$22

Supplemental disclosure of cash flow information:
Interest paid	$5,250	$5,250

Income taxes paid	$—	$24,071

See accompanying Notes to Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, or SFAS 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and had no cumulative effect adjustment related to the adoption. See Note 10, “Income Taxes,” for additional information.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. SFAS 157 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 157, if any, will have on its consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and the highlight the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of the adoption of SFAS 159, if any, will have on its consolidated financial statements.
On May 2, 2007, the FASB issued FASB Staff Position FIN 48-1, or FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company retroactively adopted the provisions of FSP FIN 48-1 effective January 1, 2007 and has determined that it had no impact on its consolidated financial statements.
In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities”, or EITF 07-3, which provides that non-refundable advance payments for future research and development activities should be deferred and capitalized until the related goods are delivered or the related services are performed. EITF 07-3 will be effective for the Company on a prospective basis beginning January 1, 2008.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
2. Earnings Per Share (EPS)
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding as if the outstanding convertible debt was converted into shares of common stock and assuming potentially dilutive common shares resulting from option exercises had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise.

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$38,833	$20,437	$151,112	$46,069
Interest expense on convertible debt, net of tax	1,392	1,393	4,177	4,178

Net income for diluted computation	$40,225	$21,830	$155,289	$50,247

Weighted average shares:
Basic	383,774	351,200	380,841	347,687
Effect of dilutive securities:
Options, warrants and other incentives	16,042	20,637	17,366	22,384
Convertible debt	33,001	33,021	33,001	33,021

Diluted	432,817	404,858	431,208	403,092

Net Income Per Share:
Basic	$0.10	$0.06	$0.40	$0.13
Diluted	$0.09	$0.05	$0.36	$0.12

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 4,855,003 and 1,872,512 shares for the three-month periods ended September 30, 2007 and 2006, respectively. The total number of potential common shares excluded from the diluted earnings per share computation for the nine-month periods ended September 30, 2007 and 2006 was 5,464,407 and 2,893,814 shares, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
3. Comprehensive Income
The components of comprehensive income, representing the change in equity from non-owner sources, consists of net income, changes in currency translation adjustments and the after-tax effects of changes in net unrealized gains (losses) on marketable securities classified as available for sale.
A summary of comprehensive income for the three- and nine-month periods ended September 30, 2007 and 2006 follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$38,833	$20,437	$151,112	$46,069

Other comprehensive income:
Unrealized gains on marketable securities available for sale, net of tax	24,981	7,936	24,278	1,597
Reclassification adjustment for losses included in net income	2,639	319	4,085	3,986

Total unrealized gains on marketable securities available for sale, net of tax	27,620	8,255	28,363	5,583
Currency translation adjustments	9,908	4,710	15,803	(323)

Total other comprehensive income	37,528	12,965	44,166	5,260

Comprehensive income	$76,361	$33,402	$195,278	$51,329

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
4. Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $1.014 billion and $1.401 billion at September 30, 2007 and December 31, 2006, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at September 30, 2007 and December 31, 2006 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2007	Cost	Gain	Loss	Value

Mortgage-backed obligations	$205,251	$858	$(327)	$205,782
U.S. Treasury securities	155,851	540	(55)	156,336
U.S. government-sponsored agency securities	1,018,927	6,195	(941)	1,024,181
Corporate debt securities	13,462	18	(848)	12,632
Other asset-backed securities	546	—	—	546
Marketable equity securities	20,212	69,281	—	89,493

Total available-for-sale marketable securities	$1,414,249	$76,892	$(2,171)	$1,488,970

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gain	Loss	Value

Mortgage-backed obligations	$62,137	$281	$(426)	$61,992
U.S. Treasury securities	53,260	—	(497)	52,763
U.S. government-sponsored agency securities	349,756	70	(3,771)	346,055
Corporate debt securities	13,477	17	(470)	13,024
Other asset-backed securities	17,315	1,731	—	19,046
Marketable equity securities	20,212	29,713	—	49,925

Total available-for-sale marketable securities	$516,157	$31,812	$(5,164)	$542,805

Mortgage-backed obligations include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. Other asset-backed securities are securities backed by collateral other than mortgage obligations. Unrealized losses for mortgage-backed obligations, U.S. Treasury securities and U.S. government-sponsored agency securities were primarily due to increases in interest rates. Unrealized losses for corporate debt were due to increases in interest rates as well as widening credit spreads. The Company has sufficient liquidity and intends to hold these securities with unrealized losses until the market value recovers. Moreover, the Company believes it is probable that it will collect all amounts due according to the contractual terms of the individual investments.
During the nine-month period ended September 30, 2007, the Company determined that certain of its other asset-backed securities had sustained an other-than-temporary impairment due to a reduction in their future estimated cash flows and, as a result, the Company recognized an impairment loss of $3.0 million, of which $0.6 million related to a security which was subsequently sold. Impairment losses are recorded in interest and investment income, net.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Duration of debt securities classified as available-for-sale at September 30, 2007 was as follows:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$385,673	$386,531
Duration of one through three years	869,601	873,382
Duration of three through five years	118,691	119,046
Duration of five years or more	20,072	20,518

Total	$1,394,037	$1,399,477

5. Inventory
A summary of inventories by major category at September 30, 2007 and December 31, 2006 follows:

	September 30,	December 31,
	2007	2006

Raw materials	$11,834	$10,133
Work in process	18,941	4,715
Finished goods	25,423	10,523

Total	$56,198	$25,371

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
6. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

	September 30,	December 31,
	2007	2006

Investment in EntreMed Inc. equity	$232	$2,609
Excess of investment over share of EntreMed Inc. equity (1)	12,464	12,690

Investment in EntreMed Inc.	$12,696	$15,299
Investment in Burrill Life Sciences, LLP	2,393	1,080

Investment in affiliated companies	$15,089	$16,379

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
Equity in Losses of Affiliated Companies	2007	2006	2007	2006
Celgene’s share of affiliated companies losses (2)(3)	$1,031	$661	$3,112	$4,976
Amortization of intangibles	75	75	226	226

Equity in losses of affiliated companies	$1,106	$736	$3,338	$5,202

(1)	Consists of intangible assets and goodwill of $75 and $12,389, respectively, at September 30, 2007 and $301 and $12,389, respectively, at December 31, 2006.

(2)	The Company records its interest and share of losses in EntreMed Inc. based on its common stock ownership, which was 12.31% and 10.73% at September 30, 2007 and 2006, respectively.

(3)	The nine-month period ended September 30, 2006 includes $3.1 million related to the Company’s share of EntreMed’s in-process research and development write-down related to its acquisition of Miikana Therapeutics Inc. on January 10, 2006.
The fair value of the Company’s common stock investment in EntreMed Inc. at September 30, 2007 was $11.1 million, or $1.6 million below its carrying value. The Company believes that this unfavorable position is temporary and no impairment loss was recognized.
7. Convertible Debt
Convertible Notes: In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes due June 2008. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock as adjusted, or a conversion price of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company’s common stock of $8.075 per share, after adjusting prices for the two-for-one stock splits affected on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under other assets on the consolidated balance sheet and are being amortized over five years, assuming no conversion. Under the terms of the purchase agreement, the noteholders at September 30, 2007 can convert the outstanding notes at any time into 33,001,483 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a “fundamental change” in the indenture governing the notes. Subsequent to the September 2003 issuance date, an immaterial amount of principal has been converted into common stock.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
In June 2007, the Company’s convertible notes were reclassified from long-term convertible notes to current convertible notes, due to their maturity in June 2008. Based on the price of our common stock at September 30, 2007, the Company expects noteholders to convert the notes into shares of common stock and does not expect such conversion to have a material impact on its financial condition, liquidity or capital resources.
At September 30, 2007 and December 31, 2006, the fair value of the Company’s convertible notes outstanding exceeded the carrying value by approximately $1.954 billion and $1.507 billion, respectively.
Under the Registration Rights Agreement for the notes, or the Registration Rights Agreement, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the earlier of: (i) two years after the conversion of the last convertible note into common stock or (ii) September 2010. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a liability for liquidated damages at September 30, 2007. In the unlikely event that it becomes probable that the Company would have to pay liquidated damages under the Registration Rights Agreement, the Company has estimated the maximum potential liquidated damages as of September 30, 2007 to be approximately $2.0 million per year. Such damages (a) would accrue only with respect to the shares of the Company’s common stock (underlying the notes) that were not already sold by the holder (under the registration statement or pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended) and that were not eligible for sale without a registration statement, (b) would accrue only for the period during which the registration statement was not effective, subsequent to its initial effectiveness and (c) would be settled in cash in accordance with the terms of the Registration Rights Agreement.
8. Intangible Assets and Goodwill
Intangible Assets: A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
September 30, 2007	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$112,980	$(19,743)	$93,237	12.9
License	4,250	(538)	3,712	13.8
Technology	293	(30)	263	12.0
Acquired workforce	308	(51)	257	5.0

Total	$117,831	$(20,362)	$97,469	12.9

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2006	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$108,462	$(12,296)	$96,166	12.9
License	4,250	(307)	3,943	13.8
Technology	122	(12)	110	12.0
Acquired workforce	295	(5)	290	5.0

Total	$113,129	$(12,620)	$100,509	12.9

The $4.7 million increase in gross carrying value of intangible assets from December 31, 2006 to September 30, 2007 was principally due to the impact of foreign currency translation.
Amortization of acquired intangible assets was approximately $2.4 million and $2.3 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $7.1 million and $6.7 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $9.6 million per year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Goodwill: At September 30, 2007, the Company’s goodwill related to the October 21, 2004 acquisition of Penn T Limited. The change in carrying value of goodwill is summarized as follows:

Balance, December 31, 2006	$38,494
Foreign currency translation	1,604

Balance, September 30, 2007	$40,098

9. Share-Based Compensation
Effective June 12, 2007, the Company amended the 1995 Non-Employee Directors’ Incentive Plan to increase the number of options to purchase common stock granted to each new Non-Employee Director, from 20,000 to 25,000 and to increase the quarterly grants of options from 3,750 (15,000 annually) to 4,625 (18,500 annually). Effective August 22, 2007, the Company amended the 1998 Stock Incentive Plan (the “1998 Plan”) to provide for continued vesting of stock options and stock appreciation rights, granted on or after September 1, 2007, during the three-year period following a participant’s “retirement” (as defined in the 1998 Plan), provided that the Compensation Committee under the 1998 Plan or its designee receives not less than six months written notice of the participant’s intent to retire.
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three- and nine-month periods ended September 30, 2007 and 2006:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2007	2006	2007	2006

Cost of good sold	$582	$413	$1,378	$1,332
Research and development	5,220	2,689	11,165	10,038
Selling, general and administrative	9,274	20,091	24,281	47,325
Other income and expense, net	—	—	4,806	—

Total share-based compensation expense	$15,076	$23,193	$41,630	$58,695

As of September 30, 2007, there was $142.9 million of unrecognized compensation costs related to Company’s various stock-based plans. These costs will be recognized over an expected remaining weighted-average period of 2.0 years.
The weighted-average grant-date fair value of the stock options granted during the three-month periods ended September 30, 2007 and 2006 was $23.55 per share and $20.03 per share, respectively. The weighted-average grant-date fair value of the stock options granted during the nine-month periods ended September 30, 2007 and 2006 was $23.09 per share and $16.82 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the three- and nine-month periods ended September 30, 2007, as compared to December 31, 2006.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Stock option transactions for the nine months ended September 30, 2007 under all plans are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Option	Term (Years)	(In Thousands)

Outstanding at December 31, 2006	37,111,688	$18.18	6.0	$959,600
Changes during the period:
Granted	4,948,070	58.28
Exercised	(9,454,166)	14.00
Forfeited	(677,282)	27.37
Expired	(2,700)	22.86

Outstanding at September 30, 2007	31,925,610	$25.43	6.1	$1,464,609

Vested or expected to vest at September 30, 2007	31,132,182	$25.03	6.0	$1,440,720

Vested at September 30, 2007	21,539,187	$18.90	5.0	$1,128,908

The total fair value of shares vested during the nine-month periods ended September 30, 2007 and 2006 was $26.4 million and $20.2 million, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2007 and 2006 was $435.4 million and $370.2 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
10. Income Taxes
The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of those deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment.
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
The Company’s tax returns have been audited by the Internal Revenue Service, or IRS, through the fiscal year ended December 31, 2003. Tax returns for the fiscal years ended December 31, 2004 and 2005 are currently under examination by the IRS. The Company is also subject to audits by various state and foreign taxing authorities, which are not material to the Company’s tax positions as of September 30, 2007.
The Company regularly reevaluates its tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law that would reduce the technical merits of the position to below more likely than not. The Company believes that its accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results of operations could be materially impacted.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS, UNLESS OTHERWISE INDICATED)
Unrecognized tax benefits, represented by liabilities on the balance sheet and all subject to audit, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. Included with the associated liability is gross accrued interest of approximately $3.0 million, as of January 1, 2007, upon adoption of FIN 48. The liability for unrecognized tax benefits was $85.2 million at January 1, 2007. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Changes to the amount of unrecognized tax benefits from January 1, 2007 relate primarily to current year operations. There are no unrecognized tax benefits as of September 30, 2007 for which it is reasonably possible that there will be a significant change in the next 12 months. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.
During the nine-month period ended September 30, 2007, the Company recorded a deferred tax benefit of approximately $7.0 million, as a result of a research and experimentation tax credit study covering prior years. In addition, the Company generated research and experimentation tax credits of $18.1 million during the nine-month period ended September 30, 2007 related to stock option compensation for which no deferred tax benefit was recorded. Under SFAS 123R, excess tax benefits related to stock option compensation are recognized in the period in which such benefits are realized through the reduction of income taxes payable. These tax benefits will be recorded as an increase in additional paid-in capital when realized. Also, during the nine-month period ended September 30, 2007, the Company recorded a deferred tax expense of approximately $4.0 million to adjust deferred tax assets and liabilities for the effect of changes in state and foreign tax rates.
During the nine-month period ended September 30, 2006, the Company recorded a tax benefit of approximately $6.1 million primarily related to the resolution of certain tax positions taken on the Company’s income tax returns for fiscal years ended December 31, 2000-2002 with the completion of audits for that period.

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
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products are REVLIMID® (lenalidomide) and THALOMID® (thalidomide). We also sell ALKERAN®, which we obtain through a supply and distribution agreement with GlaxoSmithKline, or GSK, and FOCALINTM, which we sell exclusively to Novartis Pharma AG, or Novartis. Our international operations are in the early stages of development and we expect them to provide a more significant contribution to future financial results as our products obtain additional regulatory approval for sale in foreign markets. Other sources of revenue include royalties which we primarily receive from Novartis on its sales of the entire family of RITALIN® drugs and FOCALIN XRTM, in addition to revenues from collaborative agreements and licensing fees.
For the quarter ended September 30, 2007, we reported revenue of $349.9 million, net income of $38.8 million and diluted earnings per share of $0.09, representing increases of 42.9%, 90.0% and 80.0%, respectively, compared to the three-month period ended September 30, 2006. This increase primarily reflects the expanded use of REVLIMID®, partly offset by increased operating expenses required to support our on-going expansion and higher income taxes. On a year-to-date basis, revenues, net income and diluted per share earnings were $991.2 million, $151.1 million and $0.36, representing increases of 58.9%, 228.0% and 200.0%, respectively, compared to the nine-month period ended September 30, 2006.
Our future growth and operating results will depend on continued acceptance of our currently marketed products, regulatory approvals of both new products and the expanded use of existing products, depth of our product pipeline and ability to commercialize these products, competition to our marketed products and challenges to our intellectual property. We continue to expand our international infrastructure in anticipation of international regulatory approvals and commercialization of our products. See also Risk Factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A of this Form 10-Q.
In September 2007, REVLIMID® was granted approval by the Swiss Agency for Therapeutic Products, or Swissmedic, for use in combination with dexamethasone as a treatment for patients with multiple myeloma who have received at least one prior therapy. In June 2007, full marketing authorization was granted to REVLIMID® by the European Commission for use in this same indication. We are currently working with the appropriate regulatory authorities to determine next steps for pricing, reimbursement and distribution. A Marketing Authorization Application, or MAA, seeking approval to market REVLIMID® for treatment of transfusion-dependent anemia due to low-or-intermediate-1 risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities continues to be evaluated by the European Medicines Agency’s, or EMEA, Committee for Medicinal Products for Human Use, or CHMP. Other international regulatory initiatives include MAAs currently being evaluated by the Therapeutic Goods Administration in Australia and Health Canada. In April 2007, the Eastern Cooperative Oncology Group reported that its Data Monitoring Committee’s review of preliminary results from a large, randomized clinical trial for patients with newly diagnosed multiple myeloma found that the use of a low-dose of dexamethasone in combination with REVLIMID® suggests survival advantage for patients when compared to the higher, standard-dose of dexamethasone that is used in combination with REVLIMID® to treat the disease. These results were also presented at the June 2007 annual American Society of Clinical Oncology medical conference. The regulatory utility of these findings are unclear at this time.
Over the past several years, we have made substantial investments in research and development in support of our existing products, proprietary IMiDs® compounds and other pipeline products as we continue to evaluate them in a broad range of hematological malignancies, other cancers and other diseases. REVLIMID® is currently being evaluated as a treatment for non-Hodgkin’s lymphomas, or NHL, and chronic lymphocytic leukemia, or CLL. In May 2007, we announced plans to advance the development of leading oral anti-inflammatory candidates across a broad range of inflammatory diseases. Our oral TNF alpha inhibitor and anti-inflammatory agent, CC-10004 (apremilast), has demonstrated favorable activity and side effect profiles in placebo controlled proof-of-mechanism trials in moderate to severe psoriasis. We also opened our Investigational New Drug application to evaluate CC-4047 (pomalidomide) in a U.S. proof-of-principle study in sickle cell anemia. We are also evaluating CC-4047 for treatment in other diseases including myelofibrosis, myeloma and solid tumor cancers.
In September 2007, we entered into a research collaboration with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. We made an upfront payment of $40.0 million to Array, and, in return, Array granted us an option to select drugs developed under the collaboration that are directed to two of four mutually selected discovery targets. Array will be responsible for all discovery and clinical development through Phase I or Phase IIa. At that time, we will have the option to select drugs resulting from up to two of these four therapeutic programs and will receive exclusive worldwide rights to those drugs, except for Array’s limited co-promotional rights in the U.S. Additionally, Array is entitled to receive, for each drug, potential milestone payments of approximately $200.0 million, if certain discovery, development and regulatory milestones are achieved and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales.

Results of Operations —
Three-Month Periods Ended September 30, 2007 and 2006
Total Revenue: Total revenue and related percentages for the three-month periods ended September 30, 2007 and 2006 were as follows:

	Three-Month Period Ended
	September 30,		Increase	Percent
(In thousands $)	2007	2006	(Decrease)	Change

Net product sales:
REVLIMID®	$199,261	$101,314	$97,947	96.7%
THALOMID®	110,730	108,370	2,360	2.2%
ALKERAN®	18,858	12,171	6,687	54.9%
FOCALINTM	2,219	1,178	1,041	88.4%
Other	101	72	29	40.3%

Total net product sales	331,169	223,105	108,064	48.4%
Collaborative agreements and other revenue	4,616	4,632	(16)	-0.3%
Royalty revenue	14,123	17,102	(2,979)	-17.4%

Total revenue	$349,908	$244,839	$105,069	42.9%

Net Product Sales: The increase in REVLIMID® net sales for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 reflects the product’s expanded use in the United States resulting from approval by the Food and Drug Administration, or FDA, in June 2006 for multiple myeloma and growth in Europe, reflecting the recent European Commission approval. This increase was partially offset by higher gross to net sales deductions.
THALOMID® was approved by the FDA in May 2006 in combination with dexamethasone for the treatment of patients with newly diagnosed multiple myeloma and in July 1998 for the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence. THALOMID® recorded a sales increase for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 due to price increases which more than offset a decrease in unit volumes resulting from a slight reduction in dosage and patients migrating to REVLIMID®. The U.S. introduction of the 150mg dosage also contributed to the sales increase. Partially offsetting the increase in THALOMID® net sales were higher gross to net sales deductions which reflect an anticipated increase in use of REVLIMID®.
ALKERAN®, which is licensed from GSK and sold under the Celgene label, is approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Net sales were higher in the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 due to increases in both units and pricing for the injectable form.
In April 2000, we licensed to Novartis the worldwide rights (excluding Canada) to FOCALINTM and FOCALIN XRTM, which are approved for the treatment of attention deficit hyperactivity disorder, or ADHD. We retained the rights to these products for the treatment of oncology-related disorders. We sell FOCALINTM exclusively to Novartis and also supply them with FOCALIN XRTM, for which we receive a royalty. Sales of FOCALINTM increased by $1.0 million in the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006.

Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources totaled $4.6 million for each of the three-month periods ended September 30, 2007 and 2006.
Royalty Revenue: Royalty revenue, primarily comprised of amounts earned from Novartis on their sales of Ritalin® and FOCALIN XRTM, decreased by $3.0 million for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006. This decrease was due to a decline in Novartis’ sales volume which was impacted by a drawdown of its wholesalers’ inventories.
Gross to Net Sales Accruals: We accrue for sales returns, discounts, Medicaid rebates and distributor charge-backs and service fees. Allowances for sales returns are based on among other things: actual returns history for consumed lots, returns trend experience for lots where product is still being returned, levels of inventory in the distribution channel and the introduction of competing products. Discount accruals are based on payment terms extended to customers. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization. Distributor charge-back accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on contractual fees to be paid to the wholesale distributor for services provided. Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2007 and 2006 were as follows:

	Sales			Distributor
	Return		Medicaid	Charge-backs
2007	Allowances	Discounts	Rebates	and Services	Total
Balance at June 30, 2007	$14,944	$2,617	$9,167	$9,058	$35,786
Allowances for sales during 2007	4,015	7,640	6,626	19,083	37,364
Allowances for sales during prior periods	6,022	—	—	—	6,022
Credits issued for prior year sales	(4,010)	(23)	(29)	—	(4,062)
Credits issued for sales during 2007	(1,545)	(7,151)	(5,930)	(16,514)	(31,140)

Balance at September 30, 2007	$19,426	$3,083	$9,834	$11,627	$43,970

	Sales			Distributor
	Return		Medicaid	Charge-backs
2006	Allowances	Discounts	Rebates	and Services	Total
Balance at June 30, 2006	$11,637	$1,752	$7,225	$7,629	$28,243
Allowances for sales during 2006	6,346	5,015	4,289	16,645	32,295
Allowances for sales during prior periods	2,479	—	—	—	2,479
Credits issued for prior year sales	(5,454)	—	(86)	—	(5,540)
Credits issued for sales during 2006	(3,513)	(4,708)	(4,458)	(14,521)	(27,200)

Balance at September 30, 2006	$11,495	$2,059	$6,970	$9,753	$30,277

Sales return allowances increased in the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006. The higher allowances in the three-month period ended September 30, 2007 were the result of planned THALOMID® inventory centralization and rationalization at several major pharmacy chains which primarily relates to sales made during prior periods, as well as the expected increase in THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in multiple myeloma as a result of recent clinical data. The increase in allowances was partially offset by lower Alkeran injectable returns for the three-month period ended September 30, 2007. Discounts increased in the current year quarter primarily from increased sales of REVLIMID®.

Medicaid rebate allowances increased in the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 primarily due to price increases for both THALOMID® and REVLIMID® as well as increased unit sales of REVLIMID®. Our Medicaid rebate accruals are based on the Medicaid Unit Rebate Amount formula established by the Center for Medicaid and Medicare Services using the estimated Medicaid dispense quantities. We base the estimated Medicaid dispense quantities on the previous quarter actual Medicaid dispenses, which individual states typically begin reporting to us approximately 45 days after the close of each quarter.
Distributor charge-backs increased in the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 primarily due to REVLIMID®, THALOMID® and ALKERAN® IV price increases, which increased the differential between annual contract pricing available to federally funded healthcare providers and our wholesale acquisition cost.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended September 30, 2007 and 2006 were as follows:

	Three-Month Period Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change

Cost of goods sold	$34,079	$34,205	$(126)	-0.4%
Percent of net product sales	10.3%	15.3%

Research and development	$130,545	$66,756	$63,789	95.6%
Percent of total revenue	37.3%	27.3%

Selling, general and administrative	$97,309	$89,592	$7,717	8.6%
Percent of total revenue	27.8%	36.6%

Cost of Goods Sold: Cost of goods sold decreased slightly in the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 partly due to lower material costs for the injectable form of ALKERAN® which offset higher costs and royalties related to higher unit sales of REVLIMID®. The increase in REVLIMID® sales had a favorable impact on cost of goods sold as a percent of net product sales, since the product carries a lower cost of sales relative to our other products.
Research and Development: Research and development expenses increased by $63.8 million for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 primarily due to charges for our $40.0 million collaborative research and development arrangement for early stage compounds with Array and $1.1 million collaborative research and development arrangement with PTC Therapeutics. In addition, expenses increased related to clinical development and support of multiple programs across a broad range of cancers, including NHL. Expenses to support ongoing research of other compounds, such as the IMiD® CC-4047 (pomalidomide), as well as our kinase and ligase inhibitor programs and placental-derived stem/progenitor cell program, also increased. Tumor flare reaction and tumor lysis syndrome were observed in approximately 3% of CLL patients treated with REVLIMID®. As a result of these findings, we temporarily delayed the enrollment of new patients into our CLL-001 study and amended the protocol to begin patients at a lower, better tolerated dose with a dose escalation. The amended protocol was then reinitiated and is open for enrollment.

In addition to the $41.1 million of research and development expenses due to our collaborative arrangements noted above, research and development expenses for the three-month period ended September 30, 2007 consisted of $32.3 million spent on human pharmaceutical clinical programs; $42.7 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $10.4 million spent on biopharmaceutical discovery and development programs; and $4.0 million spent on placental stem/progenitor cell and biomaterials programs. For the three-month period ended September 30, 2006, research and development expenses consisted of $24.9 million spent on human pharmaceutical clinical programs; $28.5 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $9.9 million spent on biopharmaceutical discovery and development programs; and $3.5 million spent on placental stem/progenitor cell and biomaterials programs.
Selling, General and Administrative: Selling, general and administrative expenses increased by $7.7 million for the three-month period ended September 30, 2007 compared to the three-month period ended September 30, 2006 primarily due to an increase in donations to support non-profit foundations that assist patients with the co-payments; an increase in sales force costs related to REVLIMID® product launch preparation activities in Europe, and continued international expansion throughout Europe, Japan, Australia and Canada.
Interest and Investment Income, Net: Interest and investment income, net was $28.3 million for the three-month period ended September 30, 2007, representing an increase of $19.0 million over the $9.3 million recorded for the three-month period ended September 30, 2006. The increase was due to higher average cash, cash equivalents and marketable securities balances resulting from the November 2006 issuance of an additional 20,000,000 shares of our common stock, which generated net proceeds of $1.006 billion. In addition, the three-month periods ended September 30, 2007 and 2006 included other-than-temporary impairment losses on marketable securities available for sale of $1.8 million and $0.3 million, respectively.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $1.1 million and $0.7 million for the three-month periods ended September 30, 2007 and 2006, respectively. The increase in losses was primarily due to increased losses related to our investment in EntreMed.
Interest Expense: Interest expense was $2.6 million and $2.4 million for the three-month periods ended September 30, 2007 and 2006, respectively. The $0.2 million increase related to the note payable to Siegfried Ltd. and Siegfried Dienste AG (collectively “Siegfried”) in connection with our December 2006 purchase of an active pharmaceutical ingredient, or API, manufacturing facility in Zofingen, Switzerland.
Other Income (Expense), Net: Other income (expense), net was a net income of $0.7 million for the three-month period ended September 30, 2007 and net income of $1.1 million for the three-month period ended September 30, 2006. The decrease for the three-month period ended September 30, 2007 was due to a decrease in foreign exchange gains.
Income Tax Provision: The income tax provision for the three-month period ended September 30, 2007 was $74.5 million and reflects an effective tax rate of 65.7%. The effective tax rate reflects the tax expense impact of certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses, which include share-based compensation expense related to incentive stock options. The effective tax rate also reflects a tax expense of approximately $4.0 million to adjust deferred tax assets and liabilities for the effect of changes in tax rates. The income tax provision for the three-month period ended September 30, 2006 was $41.1 million, reflecting an effective tax rate of 66.8%. The decrease in the effective tax rate was primarily due to higher earnings in the three-month period ended September 30, 2007.

Results of Operations —
Nine-Month Periods Ended September 30, 2007 and 2006
Total Revenue: Total revenue and related percentages for the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Nine-Month Period Ended
	September 30,		Increase	Percent
(In thousands $)	2007	2006	(Decrease)	Change

Net product sales:
REVLIMID®	$526,457	$196,777	$329,680	167.5%
THALOMID®	334,472	322,774	11,698	3.6%
ALKERAN®	53,560	34,918	18,642	53.4%
FOCALINTM	5,171	4,945	226	4.6%
Other	250	335	(85)	-25.4%

Total net product sales	919,910	559,749	360,161	64.3%
Collaborative agreements and other revenue	14,520	12,848	1,672	13.0%
Royalty revenue	56,800	51,322	5,478	10.7%

Total revenue	$991,230	$623,919	$367,311	58.9%

Net Product Sales: REVLIMID® net sales increased in the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 primarily due to the product’s expanded use in the United States resulting from the FDA’s June 2006 approval in multiple myeloma and growth in Europe, resulting from the recent European Commission’s approval in multiple myeloma. The establishment of our European Named Patient Program, or NPP, which offers European patients in need of treatment access to REVLIMID®, also contributed to the increase in sales.
Net sales of THALOMID® were higher for the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 primarily due to price increases and lower gross to net adjustments. These favorable impacts were partly offset by lower sales volumes resulting from average daily dose declines.
ALKERAN® net sales were higher in the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 as declines in unit sales for both tablet and injectable forms were offset by higher pricing for the injectable form and lower gross to net deductions.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources totaled $14.5 million and $12.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The $1.7 million increase in the nine-month period ended September 30, 2007 was primarily due to license fees generated from our S.T.E.P.S.® program and umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USASM business.

Royalty Revenue: Royalty revenue increased by $5.5 million for the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 primarily due to amounts received from Novartis on its sales of FOCALIN XRTM.
Gross to Net Sales Accruals: Gross to net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Sales			Distributor
	Return		Medicaid	Charge-backs
2007	Allowances	Discounts	Rebates	And Services	Total
Balance at December 31, 2006	$9,480	$2,296	$7,468	$10,633	$29,877
Allowances for sales during 2007	15,165	20,036	20,858	52,303	108,362
Allowances for sales during prior periods	13,522	—	—	—	13,522
Credits issued for prior year sales	(14,517)	(2,206)	(7,060)	(6,725)	(30,508)
Credits issued for sales during 2007	(4,224)	(17,043)	(11,432)	(44,584)	(77,283)

Balance at September 30, 2007	$19,426	$3,083	$9,834	$11,627	$43,970

	Sales			Distributor
	Return		Medicaid	Charge-backs
2006	Allowances	Discounts	Rebates	And Services	Total
Balance at December 31, 2005	$5,017	$1,447	$20,960	$6,778	$34,202
Allowances for sales during 2006	23,805	13,502	16,116	43,135	96,558
Allowances for sales during prior periods	25,457	—	—	463	25,920
Credits issued for prior year sales	(30,475)	(1,479)	(20,348)	(6,314)	(58,616)
Credits issued for sales during 2006	(12,309)	(11,411)	(9,758)	(34,309)	(67,787)

Balance at September 30, 2006	$11,495	$2,059	$6,970	$9,753	$30,277

Sales return allowances decreased in the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006. The allowance for the nine-month period ended September 30, 2006 included returns from one large retail pharmacy chain resulting from its efforts to more aggressively manage inventory at its pharmacies as well as higher returns due to our previous trade carton configuration, which included up to ten sleeves of THALOMID® capsules with each order and S.T.E.P.S.® related restrictions, which limited the chain’s ability to transfer inventories between its locations. As a result of the higher returns activity, we recorded additional allowances for all estimated THALOMID® pharmacy inventories and implemented other measures, including the introduction of single sleeve units beginning on June 7, 2006 (rather than requiring full carton purchases), which was designed to allow customers to more effectively manage their inventories since they can now order smaller quantities. The allowance for the nine-month period ended September 30, 2007 reflects the planned THALOMID® inventory centralization and rationalization at several major pharmacy chains which primarily relates to sales made during prior periods, and expected increase in THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in multiple myeloma, partially offset by lower returns of ALKERAN® IV. Discounts increased in the nine-month period ended September 30, 2006 primarily from increased sales of REVLIMID®.

Medicaid rebate allowances increased in the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 due to increased sales of REVLIMID® as well as price increases for both THALOMID® and REVLIMID®. Our Medicaid rebate accruals are based on the Medicaid Unit Rebate Amount formula established by the Center for Medicaid and Medicare Services using the estimated Medicaid dispense quantities. REVLIMID® dispenses increased resulting from the introduction of the 15mg and 25mg strength tablets.
Distributor charge-backs increased in the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 primarily due to REVLIMID®, THALOMID® and ALKERAN® IV price increases, which increased the differential between annual contract pricing available to federally funded healthcare providers and our wholesale acquisition cost.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Nine-Month Period Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change

Cost of goods sold	$84,835	$91,148	$(6,313)	-6.9%
Percent of net product sales	9.2%	16.3%

Research and development	$300,054	$178,298	$121,756	68.3%
Percent of total revenue	30.3%	28.6%

Selling, general and administrative	$318,716	$239,495	$79,221	33.1%
Percent of total revenue	32.2%	38.4%

Cost of Goods Sold: Cost of goods sold and cost of goods sold as a percent of net product sales decreased for the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 primarily due to lower ALKERAN® costs resulting from lower sales volumes and unit costs related to ALKERAN® for injection, which was partly offset by higher REVLIMID® material costs and royalties due to a higher sales level. The increase in REVLIMID® sales favorably impacted cost of goods sold as a percentage of net product sales due to the product’s lower cost of sales relative to our other products.
Research and Development: Research and development expenses increased by $121.8 million for the nine-month period ended September 30, 2007 compared to the nine-month period ended September 30, 2006 primarily due to charges for our $40.0 million collaborative research and development arrangement for early stage compounds with Array and $1.1 million collaborative research and development arrangement with PTC Therapeutics. In addition, expenses increased related to clinical development in support of multiple programs, including REVLIMID® and other IMiDs® across a broad range of cancers, including NHL and CLL. Expenses to support ongoing research of other compounds, such as our kinase and ligase inhibitor programs and placental-derived stem/progenitor cell program, increased also.
For the nine-month period ended September 30, 2007, in addition to the $41.1 million of research and development expense due to collaborative arrangements noted above, research and development expenses consisted of $101.8 million spent on human pharmaceutical clinical programs; $114.7 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $31.6 million spent on biopharmaceutical discovery and development programs; and $10.9 million spent on placental stem cell and biomaterials programs. For the nine-month period ended September 30, 2006, expenses consisted of $66.7 million spent on human pharmaceutical clinical programs; $73.8 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $28.8 million spent on biopharmaceutical discovery and development programs; and $9.0 million spent on placental stem/progenitor cell and biomaterials programs.

Selling, General and Administrative: Selling, general and administrative expenses increased for the nine-month period ended September 30, 2007 by $79.2 million compared to the nine-month period ended September 30, 2006 primarily due to an increase in donations to non-profit foundations that assist patients with the co-payments, higher marketing and sales force costs related to product launch preparation activities in Europe,continued international expansion throughout Europe, Japan, Australia and Canada plus an increase in general administrative expenses primarily related to increased personnel levels and professional and other outside service costs due to our continued growth.
Interest and Investment Income, Net: Interest and investment income, net was $79.4 million for the nine-month period ended September 30, 2007, representing an increase of $57.3 million compared to the $22.1 million recorded for the nine-month period ended September 30, 2006. The increase was due to higher average cash, cash equivalents and marketable securities balances resulting from the November 2006 issuance of an additional 20,000,000 shares of our common stock, which generated net proceeds of $1.006 billion. In addition, the nine-month periods ended September 30, 2007 and 2006 included other-than-temporary impairment losses on marketable securities available for sale of $3.0 million and $3.8 million, respectively.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $3.3 million and $5.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease in losses was primarily due to our investment in EntreMed, which included a charge of $3.1 million for in-process research and development related to EntreMed’s acquisition of Miikana Therapeutics Inc. in the nine-month period ended September 30, 2006.
Interest Expense: Interest expense was $7.9 million and $7.1 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The $0.8 million increase related to the note payable to Siegfried in connection with our December 2006 purchase of an API manufacturing facility in Zofingen, Switzerland.
Other Income (Expense), Net: Other income (expense), net was a net expense of $3.3 million and net income of $4.2 million for the nine-month periods ended September 30, 2007 and 2006, respectively. The decrease was due to a decrease in foreign exchange gains and termination benefit resulting from the modification of certain outstanding stock options of a terminated employee.
Income Tax Provision: The income tax provision for the nine-month period ended September 30, 2007 was $201.4 million and reflects an effective tax rate of 57.1%. The effective tax rate reflects the tax expense impact of certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses, which include share-based compensation expense related to incentive stock options. The effective tax rate also reflects a tax benefit of approximately $7.0 million related to a research and experimentation tax credit study covering prior years and a tax expense of approximately $4.0 million to adjust deferred tax assets and liabilities for the effect of changes in tax rates. The income tax provision for the nine-month period ended September 30, 2006 was $82.9 million and reflects an effective tax rate of 64.3%, adjusted for tax benefits of approximately $6.1 million primarily related to the resolution of certain tax positions taken on our income tax returns for the fiscal years ended December 31, 2000 through 2002. The decrease in the effective tax rate was primarily due to higher earnings in the current year period.

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Nine-Month Period Ended
	September 30,		Increase /
(In thousands $)	2007	2006	(Decrease)
Net cash provided by operating activities	$310,933	$42,828	$268,105
Net cash used in investing activities	$(962,890)	$(52,056)	$(910,834)
Net cash provided by financing activities	$248,647	$125,781	$122,866

Operating Activities: Net cash provided by operating activities increased in the nine-month period ended September 30, 2007, as compared to net cash used in operating activities in the nine-month period ended September 30, 2006, primarily due to higher earnings, higher accruals for income taxes payable and accrued expenses driven by the growth of our business and net tax refunds of $11.1 million in the nine-month period ended September 30, 2007 versus payments of $24.1 million in the nine-month period ended September 30, 2006. During the nine-month period ended September 30, 2006, our accounts receivable and inventory continued to grow, reflecting the increased demand for our products.
Investing Activities: Net cash used in investing activities in the nine-month period ended September 30, 2007 included $899.5 million for net purchases of available-for-sale marketable securities, $38.4 million for capital expenditures, and $23.4 million for purchases of long term investments. Our ongoing construction of a drug product manufacturing facility at our Neuchatel, Switzerland site and expansion and renovation of our headquarters in Summit, New Jersey were the primary areas of capital spending during the nine-month period ended September 30, 2007. Net cash used in investing activities in the nine-month period ended September 30, 2006 included $31.9 million for capital expenditures and $17.5 million for net purchases of marketable securities available for sale.
Financing Activities: Net cash provided by financing activities in the nine-month period ended September 30, 2007 included $136.0 million from the exercise of employee stock options and $112.6 million from excess tax benefits recognized upon exercise of such options, as compared to $68.0 million from the exercise of employee stock options and $57.8 million from excess tax benefits recognized upon exercise of such options in the nine-month period ended September 30, 2006. Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments”, requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows.
The following table summarizes our cash, cash equivalents and marketable securities and working capital:

	September 30,	December 31,
(In thousands $)	2007	2006	Increase
Cash, cash equivalents and marketable securities	$2,529,705	$1,982,220	$547,485
Working capital(1)	$2,624,433	$1,990,969	$633,464

(1)	Includes cash, cash equivalents and marketable securities, accounts receivable, net of allowances, inventory, other current assets, accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities: The increase of $547.5 million was primarily due to $272.5 million of operating cash flows offset by capital expenditures plus $248.7 million of net cash provided by financing activities.
Working Capital: The $633.5 million increase in our working capital was primarily attributable to the following:
•	Cash, Cash Equivalents and Marketable Securities increased $547.5 million, as noted above.

•	Income taxes payable decreased $84.0 million primarily due to the reclassification of $85.2 million of certain income tax liabilities to non-current income taxes payable in conjunction with the adoption of FIN 48.

•	Inventory increased $30.8 million during the nine-month period ended September 30, 2007. ALKERAN® inventories increased $11.3 million due to the timing of our purchases from GSK. REVLIMID® inventories increased $9.5 million in anticipation of our European product launch and to support continued increases in our U.S. sales.

•	Accounts receivable, net of allowances increased $18.6 million during the nine-month period ended September 30, 2007 primarily due to a 64.3% increase in our net product sales, partially offset by an improvement in our Days Sales Outstanding from 45 days at December 31, 2006 to 42 days at September 30, 2007.
And was partially offset by a decrease in working capital primarily due to the following:
•	Accounts payable, accrued expenses and other current liabilities increased $57.7 million primarily due to increases in accruals for sales returns, European value-added sales taxes and other outside service costs.
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
Our convertible 1.75% notes mature in June 2008 and are convertible at any time into 33,001,483 shares of common stock at a stock-adjusted conversion price of $12.1125 per share. The dilution effect of our convertible debt is included in our diluted earnings per share calculation. Based on the current price of our common stock, we expect noteholders to convert the notes into shares of common stock and do not expect such conversion to have a material impact on our financial condition, liquidity or capital resources.

Contractual Obligations
For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As of September 30, 2007, we satisfied the minimum requirement for product purchases from GSK of $29.1 million related to our ALKERAN® supply agreements. We have provided a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $158.2 million, at September 30, 2007. The timing of the settlement of these amounts was not reasonably estimable at September 30, 2007. There were no other significant changes to our contractual obligations during the nine-month period ended September 30, 2007.
Critical Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Our critical accounting policies are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The significant changes and/or expanded discussion of such critical accounting policies are as follows:
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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At September 30, 2007, our market risk sensitive instruments consisted of derivatives, marketable securities available for sale, unsecured convertible notes issued by us and our note payable to Siegfried.

Derivatives: We periodically utilize forward contracts to hedge non-functional currency exposures. At September 30, 2007, we had foreign currency forward contracts outstanding to economically hedge non-functional currency assets denominated in Swiss Francs, British Pounds and U.S. dollars. The aggregate notional amount of these contracts was $56.6 million and they expire within one year. The contracts are economic hedges of receivables at U.K. and Swiss foreign entities and are remeasured through earnings each period. At September 30, 2007, the net unrealized gain on the forward contracts was approximately $2 million in the aggregate.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the quarter-end exchange rates were to change by a hypothetical 10% decrease in the underlying currencies, the fair value of the contracts would decrease by approximately $8.6 million. Conversely, a hypothetical 10% increase in the underlying exchange rates would increase the fair value of the contracts by approximately $6.3 million. However, since the contracts economically hedge assets denominated in currencies other than the entity’s functional currency, any change in the fair value of the contract would be offset by a change in the underlying value of the hedged items.
Marketable Securities Available for Sale: At September 30, 2007, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, mortgage-backed obligations, corporate debt securities, other asset-backed securities and 1,939,598 shares of Pharmion Corporation common stock. Marketable securities available for sale are carried at fair value, held for an indefinite period of time and intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and investment income, net.
As of September 30, 2007, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less Than 1	1 to 3	3 to 5	More Than 5
(In thousands $)	Year	Years	Years	Years	Total

Principal amount	$385,739	$874,115	$120,360	$22,900	$1,403,114
Fair value	$386,531	$873,382	$119,046	$20,518	$1,399,477
Stated average interest rate	4.9%	4.8%	5.3%	5.4%	4.9%

Pharmion Common Stock: At September 30, 2007, we held a total of 1,939,598 shares of Pharmion Corporation common stock, with an estimated fair value of approximately $89.5 million (based on the closing price reported by the NASDAQ Global Market), which exceeded the cost by approximately $69.3 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in Accumulated Other Comprehensive Income in the Stockholders’ Equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility, and any increase or decrease in Pharmion common stock’s quoted market price will have a similar percentage increase or decrease in the fair value of our investment.
Convertible Debt: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes can be converted at any time into 33,001,483 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share. At September 30, 2007, the fair value of the convertible notes exceeded the carrying value of $399.7 million by approximately $1.954 billion, which we believe reflects the increase in the market price of our common stock to $71.31 per share as of September 30, 2007. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

Note Payable: At September 30, 2007, the fair value of our note payable to Siegfried approximated the carrying value of the note of $24.3 million, due to the short period of time since we issued it. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The fair value of the note will also be affected by changes in the U.S. dollar to Swiss franc exchange rate. The note is denominated in Swiss francs.
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
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
As described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for fiscal year ended December 31, 2006, on August 19, 2004, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., or Teva, in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an Abbreviated New Drug Application, or ANDA, for FOCALIN™. The notification letters contend that United States Patent Nos. 5,908,850, or ‘850 patent, and 6,355,656, or ‘656 patent, are invalid. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or ‘530 patent, in the Orange Book in association with the FOCALIN™ NDA. On March 27, 2007, the U.S. PTO issued a Reexamination Certificate for the ‘656 patent. On December 21, 2006, we and Novartis filed an action in the United States District Court of New Jersey against Teva for infringement of the ‘656 patent. Teva filed an amended answer and counterclaim on March 23, 2007. The amended counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability. The statutory 30-month stay of FDA approval of Teva’s ANDA expired on January 9, 2007, and Teva proceeded to market with a generic version of FOCALIN™. The parties currently are engaged in fact discovery with respect to the ‘656 patent and other issues related to Teva’s product launch. A claim has been made for damages resulting from Teva’s sales and for a permanent injunction prohibiting future sales by Teva. No trial date has been set. The ‘530 patent is not part of the patent infringement action against Teva.

On September 14, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. in response to a notice of a Paragraph IV certification made by Teva in connection with the filing of an ANDA for FOCALIN XR™. The notification letter contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284 and 6,635,284 are invalid, unenforceable and not infringed by the proposed Teva products. Teva is expected to answer or otherwise respond to the complaint on or before November 5, 2007. If we are unsuccessful in defending our patents by a Court of final decision, Novartis’ sales of FOCALIN XR™ could be significantly reduced in the United States by the entrance of a generic FOCALIN XR™ product, consequently reducing our revenue from royalties associated with these sales.
On October 5, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against IntelliPharmaCeutics Corp., or IPC, in response to a notice of a Paragraph IV certification made by IPC in connection with the filing of an ANDA for FOCALIN XR™. The notification letter contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284 and 6,635,284 are invalid, unenforceable, and not infringed by the proposed IPC products. IPC is expected to answer or otherwise respond to the complaint on or before November 5, 2007. If we are unsuccessful in defending our patents by a Court of final decision, Novartis’ sales of FOCALIN XR™ could be significantly reduced in the United States by the entrance of a generic FOCALIN XR™ product, consequently reducing our revenue from royalties associated with these sales.
As described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for fiscal year ended December 31, 2006, on December 4, 2006, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Abrika Pharmaceuticals, Inc. and Abrika Pharmaceuticals, LLP, (collectively referred to herein as Abrika), in response to a notice of a Paragraph IV certification made by Abrika Pharmaceuticals, Inc. in connection with the filing of an ANDA for RITALIN LA®. The notification letter contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and are not infringed by the proposed Abrika products. Abrika filed an answer and counterclaim in the New Jersey court on June 1, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability. On September 26, 2007, Abrika / Actavis South Atlantic LLC sent a Paragraph IV certification to Celgene and Novartis in connection with the filing of an ANDA supplement with respect to Abrika’s proposed 10 mg RITALIN LA® product. We and Novartis are seeking to amend the New Jersey complaint to include Abrika’s proposed 10 mg RITALIN LA® product. The parties currently are engaged in fact discovery. No trial date has been set. If we are unsuccessful in defending our patents by a Court of final decision, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing our revenue from royalties associated with these sales.
On October 4, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against KV Pharmaceutical Company, or KV, in response to a notice of a Paragraph IV certification made by KV in connection with the filing of an ANDA for RITALIN LA®. The notification letter contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are not infringed by the proposed KV products. KV is expected to answer or otherwise respond to the complaint on or before November 26, 2007. If we are unsuccessful in defending our patents by a Court of final decision, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing our revenue from royalties associated with these sales.

As described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for fiscal year ended December 31, 2006, Barr Laboratories, Inc., or Barr, a generic drug manufacturer has filed an ANDA with a Paragraph IV certification seeking authorization from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID® in the United States for the treatment of acute cutaneous manifestations of moderate to severe ENL. On January 18, 2007, we filed an infringement action in the United States District Court of New Jersey against Barr. By bringing suit, we are entitled up to a maximum 30-month injunction, from the date of the court filing, against the applicant’s marketing of generic THALOMID®. In June 2007, United States Patent No. 7,230,012, or ‘012 patent, was issued to us claiming formulations of thalidomide and was then timely listed in the Orange Book. Barr sent a new Paragraph IV certification against the ‘012 patent and alleged that the claims of the ‘012 patent, directed to formulations which encompass THALOMID®, were invalid. On August 23, 2007, we filed an infringement action in the United States District Court of New Jersey with respect to the ‘012 patent. We intend to enforce our patent rights. If the ANDA is approved by the FDA, and Barr is successful in challenging our patents listed in the Orange Book for THALOMID®, Barr would be permitted to sell a generic thalidomide product.
ITEM 1A. Risk Factors
The risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed as of September 30, 2007, except as follows:
We may not be able to protect our intellectual property and our products may be subject to generic competition.
Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical firms, including ours, can be uncertain and involve complex legal and factual questions. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, on August 19, 2004, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva, in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALIN™. In addition, on December 4, 2006, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Abrika Pharmaceuticals, Inc. and Abrika, in response to a notice of a Paragraph IV certification made by Abrika in connection with the filing of an ANDA for RITALIN LA®. See Part II, Item 1, “Legal Proceedings,” for a description of material developments in these infringement actions as well as two additional infringement actions filed by us, together with our exclusive licensee Novartis, in the United States District Court for the District of New Jersey against each of IPC and KV.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.

ITEM 5. Other Information
None.
ITEM 6. Exhibits
10.1	Amendment No. 3 to the Celgene Corporation 1998 Stock Incentive Plan effective August 22, 2007 (Amended and Restated as of April 23, 2003 and as further amended).

31.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
DATE November 2, 2007	By:	/s/David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE November 2, 2007	By:	/s/Andre Van Hoek
Andre Van Hoek
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Amendment No. 3 to the Celgene Corporation 1998 Stock Incentive Plan effective August 22, 2007 (Amended and Restated as of April 23, 2003 and as further amended).

31.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.