Form 10-K
period 2007-12-31
CELGENE CORP /DE/
filed 2008-02-20
CIK 816284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
OR
Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File No. 0-16132
CELGENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2711928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)
86 Morris Avenue Summit, New Jersey	07901 (Zip Code)
(Address of principal executive offices)
(908) 673-9000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second quarter, was $21,930,005,924 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date. There were 403,759,078 shares of Common Stock outstanding as of February 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. The proxy statement is incorporated herein by reference into the following parts of the Form 10K:

Part III, Item 10, Directors, Executive Officers and Corporate Governance;

Part III, Item 11, Executive Compensation;

Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;

Part III, Item 14, Principal Accountant Fees and Services.

CELGENE CORPORATION

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products are REVLIMID® (lenalidomide) and THALOMID® (thalidomide). REVLIMID® was approved by the U.S. Food and Drug Administration, or FDA, the European Commission, or EC, Swiss Agency for Therapeutic Products, or Swissmedic and Australian Therapeutic Goods Administration, for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In addition, REVLIMID® was approved by the FDA and the Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. THALOMID® was approved by the FDA for treatment in combination with dexamethasone of patients with newly diagnosed multiple myeloma and is also approved for the treatment and suppression of cutaneous manifestations of erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. We also sell ALKERAN®, which we obtain through a supply and distribution agreement with GlaxoSmithKline, or GSK, and FOCALINtm, which we sell exclusively to Novartis Pharma AG, or Novartis. We continue to develop our international operations and expect them to provide a significant contribution to future financial results as our products obtain additional regulatory approval for sale in foreign markets. Other sources of revenue include royalties which we primarily receive from Novartis on its sales of the entire family of RITALIN® drugs and FOCALIN XRtm, in addition to revenues from collaborative agreements and licensing fees. Our broad portfolio of drug candidates in our product pipeline includes IMiDs® compounds, which are proprietary to us and have demonstrated certain immunomodulatory and other biologically important properties. We believe that the catalysts for future growth include: continued success of REVLIMID® and THALOMID®; depth of our product pipeline; favorable clinical data reported at major medical conferences and in peer-reviewed publications; additional product approvals from regulatory agencies; continued international market expansion; successful integration of any future product or business acquisitions.

We are dedicated to innovative research and development designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, such as intracellular signaling, immunomodulation and placental stem cell research. The therapies (drugs and cell therapies) we develop are designed to treat life-threatening diseases or chronic debilitating conditions where patients are poorly served by current therapies. Building on our growing knowledge of the biology underlying hematological and solid tumor cancers and immune-inflammatory diseases, we are investing in a range of innovative therapeutic programs that are investigating ways to treat and chronically manage diseases by targeting the disease source through multiple mechanisms of action.

Our future growth and operating results will depend on continued acceptance of our currently marketed products, regulatory approvals of both new products and the expanded use of existing products, depth of our product pipeline and ability to commercialize these products, competition to our marketed products and challenges to our intellectual property. We will continue to expand our international infrastructure in anticipation of additional international regulatory approvals and commercialization of our products. See also Risk Factors contained in Part I, Item 1A of this Annual Report.

For the year ended December 31, 2007, we reported revenue of $1.406 billion, net income of $226.4 million and diluted earnings per share of $0.54, representing increases of 56.4%, 228.3% and 200.0%, respectively, compared to the year ended December 31, 2006. This increase primarily reflects the expanded use of REVLIMID®, partly offset by increased operating expenses required to support our on-going research, commercial operations and continued expansion into international markets.

ACQUISITIONS

In August 2000, we acquired Signal Pharmaceuticals, Inc., d/b/a Celgene Research San Diego, a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease.

In December 2002, we acquired Anthrogenesis Corp., which was a privately held New Jersey-based biotherapeutics company and cord blood banking business, developing technologies for the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. Anthrogenesis d/b/a Celgene Cellular Therapeutics, or CCT, now operates as a wholly owned subsidiary of Celgene Corporation engaged in the research, recovery culture-expansion, preservation, development and distribution of placental stem cells as therapeutic agents.

In October 2004, we acquired all of the outstanding shares of Penn T Limited, a UK-based global supplier of THALOMID®. This acquisition expanded our corporate capabilities and enabled us to control manufacturing for THALOMID® worldwide. Through supply contracts acquired in this purchase, we also increased our participation in the potential growth of THALOMID® revenues in key international markets.

In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility from Siegfried Ltd. and Siegfried Dienste AG (together “Siegfried”) located in Zofingen, Switzerland. The manufacturing facility has the capability to produce multiple drug substances and is being used to produce REVLIMID® and THALOMID® API to supply global markets. The facility may also be used to produce drug substance for our future drugs and drug candidates. This asset acquisition expanded our manufacturing capabilities and enabled us to control the production of REVLIMID® and THALOMID® worldwide.

In November 2007, we announced the signing of a definitive merger agreement pursuant to which we agreed to acquire Pharmion Corporation, or Pharmion. Under the terms of the merger agreement, we will acquire all of the outstanding shares of Pharmion common stock for $72.00 per share payable in a combination of cash and shares of Celgene common stock. The transaction has been unanimously approved by the Boards of Directors of both companies and is subject to customary closing conditions including the approval of the acquisition by Pharmion stockholders and receipt of antitrust clearances. The Hart-Scott-Rodino Act, or HSR, thirty day waiting period has expired without the United States Federal Trade Commission, or FTC, requesting additional information with regard to the merger. In addition, the Bundeskartellamt, Germany’s Federal Cartel Office in charge of reviewing the antitrust aspects of mergers and acquisitions, has cleared Celgene’s pending acquisition of Pharmion. On February 5, 2008 the Form S-4 relating to the merger of Pharmion and Celgene was declared effective by the United States Securities and Exchange Commission, or SEC. The merger is expected to be completed in March 2008. Refer to Note 2 “Proposed Merger with Pharmion Corporation” contained within the consolidated financial statements for additional information.

COMMERCIAL STAGE PRODUCTS:

REVLIMID® (lenalidomide):  REVLIMID® is an oral immunomodulatory drug approved by the FDA, the EC, Swissmedic, and the Australian Therapeutic Goods Administration for treatment in combination with dexamethasone for patients with multiple myeloma who have received at least one prior therapy. REVLIMID® is also approved by the FDA and Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure, to the maximum extent possible, the safe use of REVLIMID® and is being distributed in additional countries where approval has been obtained as pricing, reimbursement and details of controlled distribution in each market are determined.

REVLIMID® continues to be evaluated in numerous clinical trials worldwide either alone or in combination with one or more other therapies in the treatment of a broad range of hematological malignancies, including multiple myeloma, MDS, non-Hodgkin’s lymphoma, or NHL, chronic lymphocytic leukemia, or CLL, other cancers and other diseases.

A Marketing Authorization Application, or MAA, seeking approval to market REVLIMID® for treatment of transfusion-dependent anemia due to low-or-intermediate-1 risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities was evaluated by the European Medicines Agency’s, or EMEA, Committee for Medicinal Products for Human Use, or CHMP, and a negative opinion was issued in January 2008. The CHMP concluded that lenalidomide is efficacious in patients suffering from deletion 5q MDS. However, based on information available to the CHMP from the uncontrolled, open-label, 148-patient Phase II study (MDS-003), the CHMP was not convinced the data were sufficient to assure safety. We intend to apply for a re-examination of the CHMP opinion in accordance with relevant EMEA procedures. Other international regulatory initiatives include MAAs currently being evaluated in New Zealand and Israel.

In April 2007, the Eastern Cooperative Oncology Group reported that its Data Monitoring Committee’s review of preliminary results from a large, randomized clinical trial for patients with newly diagnosed multiple myeloma found that the use of a lower-dose of dexamethasone in combination with REVLIMID® suggests survival advantage for patients when compared to the higher, standard-dose of dexamethasone that is used in combination with REVLIMID® to treat the disease. These results were also presented at the June 2007 annual American Society of Clinical Oncology medical conference and updated at the December 2007 annual American Society of Hematology meeting. The regulatory utility of these findings will be discussed with the FDA.

THALOMID® (thalidomide):  THALOMID® was approved by the FDA in May 2006 for use in combination with dexamethasone for the treatment of patients with newly diagnosed multiple myeloma and in July 1998 for the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence.

THALOMID® is distributed under our “System for Thalidomide Education and Prescribing Safety,” or S.T.E.P.S.®, program which we developed and is a proprietary strategic comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Among other things, S.T.E.P.S.® requires prescribers, patients and dispensing pharmacies to participate in a registry and an order cannot be filled unless the physicians, patients and pharmacies have been registered, trained and meet all qualification criteria.

ALKERAN® (melphalan):  ALKERAN® is licensed from GSK, and sold under the Celgene label. ALKERAN® was approved by the FDA for the palliative treatment of multiple myeloma and of carcinoma of the ovary. Under terms of the licensing agreement, we purchase ALKERAN® tablets and ALKERAN® for injection from GSK and distribute the products in the United States. The agreement, which has been extended through March 31, 2009, requires us to purchase certain minimum quantities of ALKERAN® each year under a take-or-pay arrangement.

RITALIN® Family of Drugs:  In April 2000, we licensed to Novartis the worldwide rights (excluding Canada) to FOCALINtm and FOCALIN XRtm, which are approved for the treatment of attention deficit hyperactivity disorder, or ADHD. We retained the rights to these products for the treatment of oncology-related disorders. We sell FOCALINtm exclusively to Novartis and also supply them with FOCALIN XRtm, for which we receive a royalty.

FOCALINtm is formulated by isolating the active d-isomer of methylphenidate and contains only the more active isomer responsible for the effective management of the symptoms of ADHD. FOCALINtm provides favorable tolerability and dosing flexibility at half the dose of RITALIN®.

PRECLINICAL AND CLINICAL — STAGE PIPELINE:

Our preclinical and clinical-stage pipeline of new drug candidates, in addition to our cell therapies, is highlighted by multiple classes of small molecule, orally administered therapeutic agents designed to selectively regulate disease-associated genes and proteins. The product candidates in our pipeline are at various stages of preclinical and clinical development. Successful results in preclinical or Phase I/II clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.

•	Phase I Clinical Trials

If the FDA allows a request to initiate clinical investigations of a new drug or product candidate to become effective, Phase I human clinical trials can begin. These tests usually involve between 20 to 80 healthy volunteers or patients. The tests study a drug’s safety profile, and may include preliminary determination of a drug or product candidate’s safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

•	Phase II Clinical Trials

In Phase II clinical trials, studies are conducted on a limited number of patients with the targeted disease. An initial evaluation of the drug’s effectiveness on patients is performed and additional information on the drug’s safety and dosage range is obtained.

•	Phase III Clinical Trials

This phase typically includes controlled multi-center trials and involves a larger target patient population to ensure that study results are statistically significant. During the Phase III clinical trials, physicians monitor patients to determine efficacy and to gather further information on safety.

IMiDs®:  IMiDs® compounds are proprietary novel small molecule, orally available compounds that modulate the immune system and other biologically important targets through multiple mechanisms of action. We have marketed REVLIMID® and have advanced two other IMiDs® compounds into clinical development, CC-4047 and CC-11006. Additional compounds, including CC-10015, are in preclinical development.

Our IMiDs® compounds are covered by an extensive and comprehensive intellectual property estate of U.S. and foreign-issued patents and pending patent applications including composition-of-matter, use and other patents and patent applications.

CC-4047:  CC-4047 (pomalidomide) is one of the most potent IMiDs® compounds that we are developing. We opened our investigational new drug, or IND, application to evaluate CC-4047 in a U.S. proof-of-principle study in sickle cell anemia. We are also evaluating CC-4047 for treatment in other diseases including myelofibrosis, multiple myeloma and solid tumor cancers.

CC-11006:  CC-11006 is another molecule with activities distinct from those of REVLIMID® and CC-4047. Following successful completion of Phase I human clinical trials, we are currently evaluating conditions where this profile will have best therapeutic application including an ongoing Phase I clinical trial in MDS.

ORAL ANTI-INFLAMMATORY AGENTS:  In May 2007, we announced plans to advance the development of leading oral anti-inflammatory candidates across a broad range of inflammatory diseases. Our oral PDE-4 inhibitor, CC-10004 (apremilast), is a member of a proprietary pipeline of novel small molecules with anti-inflammatory activities that impede the production of multiple proinflammatory mediators by inhibiting PDE-4 resulting in reductions in TNF-α as well as interleukin-2 (IL-2), IL-17 and IL-23, interferon-gamma, leukotrienes and nitric oxide synthase. Apremilast is our lead investigational drug in this class of anti-inflammatory compounds. Based on results from proof-of-mechanism studies, we are accelerating clinical and regulatory strategies for apremilast in psoriasis and psoriatic arthritis, as well as embarking on exploratory clinical trials in rheumatoid arthritis and additional rheumatic, dermatologic and inflammatory diseases to determine the potential of apremilast across a broad range of debilitating inflammatory diseases. We believe that our second oral PDE-4 inhibitor, CC-11050, which has completed Phase I trials, will also prove to be effective in a number of inflammatory conditions and is moving forward with its development.

KINASE INHIBITORS:  We have generated valuable intellectual property in the identification of kinases that regulate pathways critical in inflammation and oncology. Our kinase inhibitor platform includes inhibitors of the c-Jun N-terminal kinase, or JNK, pathway, and inhibitors of the NFkB pathway. The JNK inhibitor, CC-401, has successfully completed a Phase I trial in healthy volunteers and in acute myelogenous leukemia, or AML, patients to determine safety and tolerability. No further studies are planned at this time as we intend to advance other JNK inhibitors. An investigational new drug application was filed for CC-930 on December 18, 2007 and the application was approved in January 2008. Phase I testing is scheduled to begin in February 2008.

LIGASE INHIBITORS:  Our work has defined ubiquitin ligases that regulate the degradation of intracellular proteins. These ligases, as a class of targets, have broad potential for drug discovery in oncology. By identifying drug targets and compounds that regulate ligase pathways, we are addressing the potential to develop an important new class of anti-cancer and anti-inflammatory therapeutics.

PLEIOTROPIC PATHWAY MODIFIERS:  Based upon our observations about the effect of therapeutics to modify multiple intracellular signaling pathways in distinct cell types, we have identified a new class of molecules that impact activity of several key pathways of therapeutic relevance. The first of these, CC-16057, has moved into preclinical development for inflammatory conditions.

STEM CELLS:  At Celgene Cellular Therapeutics, or CCT, we are researching stem cells derived from the human placenta as well as from the umbilical cord. CCT is our state-of-the-art research and development division dedicated to fulfilling the promise of cellular technologies by developing cutting-edge products and therapies that will significantly benefit patients. Our goal is to develop proprietary cell therapy products for the treatment of unmet medical needs.

Stem cell based therapies offer the potential to provide disease-modifying outcomes for serious diseases which today lack adequate therapy. We have developed proprietary technology for collecting, processing, and storing placental stem cells with potentially broad therapeutic applications in cancer, auto-immune diseases, including Crohn’s disease and multiple sclerosis, neurological disorders including stroke and ALS, graft-versus-host disease and other immunological and rheumatilogical disorders. Our studies of the placenta indicate that it is a rich source of potential products with biological activity and therapeutic promise. Our lead product, PDA-001, is completing preclinical studies. We plan to submit our first IND in the second half of 2008.

In December 2006, CCT submitted an IND for our human placental derived stem cell, or HPDSC, product. We also maintain an IND with the FDA for a trial with cord blood in sickle cell anemia. Additional preclinical research to define further the potential of placental-derived stem cells and to characterize other placental-derived products is continuing.

CELGENE LEADING PRODUCT CANDIDATES

The development of our leading new drug candidates and their targeted disease indications are outlined in the following table:

Disease
Product	Indication	Status

IMiDs Compounds:
CC-4047	Solid tumor cancers Myelofibrosis Hemoglobinopathies Multiple myeloma	Phase II trials initiated Phase II trial ongoing Phase I-II trial initiated Phase II trial planned
CC-11006	Hematological malignances	Phase I/II trial ongoing in MDS
CC-10015	Inflammatory diseases	Pre-clinical studies ongoing
CC-0478765	Inflammatory diseases	Pre-clinical studies ongoing
CC-0478995	Inflammatory diseases	Pre-clinical studies ongoing
Oral Anti-Inflammatory:
CC-10004	Psoriasis Psoriatic arthritis Inflammatory diseases	Phase II trial in severe psoriasis ongoing and IIb trial in moderate to severe psoriasis planned Phase II trials ongoing Phase II trials planned
CC-11050	Inflammatory diseases	Phase II trials planned
PPM (Pleiotropic Pathway Modifiers):
CC-16057	Inflammatory diseases	Pre-clinical studies ongoing
Kinase Inhibitors:
JNK 930	Fibrotic diseases	Phase I trial initiating
Stem Cell:
HPDSC	Transplants, hematological disorders Orthopedics	Phase I trials initiating Preclinical studies ongoing
PDA-001	Autoimmune/cancer Crohn’s disease Multiple sclerosis ALS GVHD Stroke	Pre-clinical studies ongoing Pre-clinical studies ongoing Pre-clinical studies ongoing Pre-clinical studies ongoing Pre-clinical studies ongoing Pre-clinical studies ongoing

PATENTS AND PROPRIETARY TECHNOLOGY

Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.

We own or have exclusively licensed at least 155 issued U.S. patents and at least 285 additional U.S. patent applications are pending. While we have a policy to seek worldwide patent protection for our inventions, we have foreign patent rights corresponding to most of our U.S. patents. Further, although THALOMID® is approved for use associated with ENL, we do not have patent protection relating to the use of THALOMID® to treat ENL.

In August 2001, we entered into an agreement, termed the “New Thalidomide Agreement,” with EntreMed, Inc., Children’s Medical Center Corporation, or CMCC, and Bioventure Investments, KFT relating to patents and patent applications owned by CMCC, which agreement superceded several agreements already in place between CMCC, EntreMed and us. Pursuant to the New Thalidomide Agreement, CMCC directly granted to us an exclusive worldwide license under the relevant patents and patent applications relating to thalidomide. Several U.S. patents have been issued to CMCC in this patent family and certain of these patents expire in 2013 and 2014. Corresponding foreign patent applications and additional U.S. patent applications are still pending.

In addition to the New Thalidomide Agreement, we entered into an agreement, entitled the “New Analog Agreement,” with CMCC and EntreMed in December 2002, pursuant to which we have been granted an exclusive worldwide license to certain CMCC patents and patent applications relating to thalidomide analogs. The New Analog Agreement was executed in connection with the settlement of certain pending litigation by and among us, EntreMed and the U.S. Patent and Trademark Office relating to the allowance of certain CMCC patent applications covering thalidomide analogs. These patent applications had been licensed exclusively to EntreMed in the field of thalidomide analogs. In conjunction with the settlement of these suits, we acquired equity securities in EntreMed, and EntreMed terminated its license agreements with CMCC relating to thalidomide analogs. In turn, under the New Analog Agreement, CMCC exclusively licensed to Celgene these patents and patent applications, which relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and stereoisomers thereof. Under the New Analog Agreement, we are obligated to comply with certain milestones and other obligations, including those relating to REVLIMID® approval and sales.

The New Analog Agreement grants us control over the prosecution and maintenance of the licensed thalidomide analog patent rights. The New Analog Agreement also granted us an option to inventions in the field of thalidomide analogs that may be developed at CMCC in the laboratory of Dr. Robert D’Amato, pursuant to the terms and conditions of a separate Sponsored Research Agreement negotiated between CMCC and us.

Our research led us to seek patent protection for molecular targets and drug discovery technologies, as well as therapeutic and diagnostic products and processes. More specifically, proprietary technology has been developed for use in molecular target discovery, the identification of regulatory pathways in cells, assay design and the discovery and development of pharmaceutical product candidates. As of December 2007, included in those inventions described above, we owned, in whole or in part, 49 issued U.S. patents and approximately 57 U.S. pending patent applications, including pending provisional applications. An increasing percentage of our San Diego subsidiary’s recent patent applications have been related to potential product candidates or compounds. It also holds licenses to U.S. patents and U.S. patent applications, some of which are licensed exclusively or sub-licensed to third parties in connection with sponsored or collaborative research relationships.

CCT, our cellular therapeutics subsidiary, seeks patent protection for the collection, processing, composition, formulation and uses of mammalian placental and umbilical cord tissue and placental and umbilical cord stem cells, as well as cells and biomaterials derived from the placenta. As of December 2007, CCT owned, in whole or in part, five U.S. patents, and more than 48 U.S. patent applications, including pending provisional applications, and holds licenses to U.S. patents and U.S. patent applications, including certain patents and patent applications related to cord blood collection and storage.

Our success will depend, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties where it is necessary to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biotechnology firms, including ours, can be uncertain and involve complex legal and factual questions. In addition, the coverage sought in a patent application can be significantly reduced before the patent is issued.

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed or infringed by others. Finally, we are also aware of third-party U.S. patents that relate to the use of certain stem cell technologies and cannot guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, opposition proceedings before a foreign patent office or any interference proceedings before the U.S. Patent and Trademark Office.

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

Because 1) patent applications filed in the United States on or before November 28, 2000 are maintained in secrecy until patents issue, 2) patent applications filed in the U.S. on or after November 29, 2000 are not published until approximately 18 months after their earliest claimed priority date and 3) publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the issued patents or pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of our inventions, we, or our licensors, may have to participate in interference proceedings before the U.S. Patent and Trademark Office to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

We are aware of U.S. patents that have been issued to third parties claiming subject matter relating to the NFκB pathway, including U.S. patents which could overlap with technology claimed in some of our owned or licensed NFκB patents or patent applications, and a U.S. patent that has been asserted against certain pharmaceutical companies. With respect to those patents that overlap with our applications, we believe that one or more interference proceedings may be initiated by the U.S. Patent and Trademark Office to determine priority of invention for this subject matter. While we cannot predict the outcome of any such proceedings, in the event we do not prevail, we believe that we can use alternative methods for our NFκB drug discovery program for which we have issued U.S. patents that are not claimed by the subject matter of the third-party patents. We are also aware of third-party U.S patents that relate to the use of certain TNF-α inhibitors to treat inflammation or conditions such as asthma.

We may in the future have to prove that we are not infringing patents or we may be required to obtain licenses to such patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all. Prosecution of patent applications and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, subject to significant liabilities to such third party and/or be required to license technologies from such third party. Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Competitors may choose to file oppositions to patent applications, which have been deemed allowable by foreign patent examiners. Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to design around such patents and compete with us using the resulting alternative technology. Additionally, for these same reasons, we cannot be sure that patents of a broader scope than ours may be issued and thereby create freedom to operate issues. If this occurs we may need to reevaluate pursuing such technology, which is dominated by others’ patent rights, or alternatively, seek a license to practice our own invention, whether or not patented.

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

GOVERNMENTAL REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Most, if not all, of our therapeutic products require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal and in some cases state statutes and regulations also govern or impact upon the manufacturing, testing for safety and effectiveness, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, if and when obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by us, our suppliers of manufactured drug product, collaborators or licensees to obtain or maintain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit sharing payments.

The activities required before a product may be marketed in the United States begin with preclinical testing not involving human subjects. Preclinical tests include laboratory evaluation of a product candidate’s chemistry and its biological activities and the conduct of animal studies to assess the potential safety and efficacy of a product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an investigational new drug application, or IND, which must be reviewed by the FDA primarily for safety considerations before proposed clinical trials in humans can begin.

Typically, clinical trials involve a three-phase process as previously described. In some cases, further studies (Phase IV) are required as a condition for new drug application, or NDA, or biologics license application, or BLA, approval, to provide additional information concerning the drug or product. The FDA requires monitoring of all aspects of clinical trials, and reports of all adverse events must be made to the agency before drug approval. After approval, we have ongoing reporting obligations concerning adverse reactions associated with the drug, including expedited reports for serious and unexpected adverse events. Additionally, we may have limited control over studies conducted with our proprietary compounds or biologics if such studies are performed by others (e.g., cooperative groups and the like).

The results of the preclinical testing and clinical trials are submitted to the FDA as part of an NDA or BLA for evaluation to determine if the product is sufficiently safe and effective for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not satisfy its regulatory approval criteria. When an NDA or BLA is approved, the NDA or BLA holder must a) employ a system for obtaining reports of experience and side effects associated with the drug and make appropriate submissions to the FDA and b) timely advise the FDA if any marketed product fails to adhere to specifications established by the NDA or BLA internal manufacturing procedures.

Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a “rare disease or condition” as an “orphan drug”. The term “orphan drug” can refer to either a drug or biologic. A rare disease or condition is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the United States for such drug or product containing the active ingredient for the same indication unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of other labeled indications. The period of orphan exclusivity is concurrent with any patent exclusivity that relates to the drug or biologic. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug’s development. Possible amendment of the Orphan Drug Act by the U.S. Congress and possible reinterpretation by the FDA has been discussed by regulators and legislators. FDA regulations reflecting certain definitions, limitations and procedures for orphan drugs initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. Moreover, even if we have an orphan drug designation for a particular use of a drug, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the same indication. If that were to happen, our applications for that indication could not be approved until the competing company’s seven-year period of exclusivity expired. Even if we are the first to obtain approval for the orphan drug indication, there are certain circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity. First, particularly in the case of large molecule drugs or biologics, a question can be raised whether the competing product is really the “same drug” as that which was approved. In addition, even in cases in which two products appear to be the same drug, the agency may approve the second product based on a showing of clinical superiority compared to the first product. REVLIMID® has been granted orphan medicinal product designation by the EC for treatment of chronic lymphocytic leukemia following the favorable opinion of the EMEA’s Committee for Orphan Medicinal Products.

Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures continually conform with the FDA’s current Good Manufacturing Practice, cGMP, regulations (which are regulations established by the FDA governing the manufacture, processing, packing, storage and testing of drugs and biologics intended for human use). In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility.

Under the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, products covered by approved NDAs or supplemental NDAs may be protected by periods of patent and/or non-patent exclusivity. During the exclusivity periods, the FDA is generally prevented from granting effective approval of an abbreviated NDA, or ANDA. Further, NDAs submitted under 505(b)(2) of the Food, Drug and Cosmetic Act may not reference data contained in the NDA for a product protected by an effective and unexpired exclusivity. ANDAs and 505(b)(2) applications are generally less burdensome than full NDAs in that, in lieu of new clinical data, the applications rely in whole, or in part, upon the safety and efficacy findings of the referenced approved drug in conjunction with bridging data, typically bioequivalence data. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities. While the Food, Drug and Cosmetic Act provides for ANDA and 505(b)(2) abbreviated approval pathways for drugs submitted as NDAs and approved under section 505 of the Act, there are no similar provisions for biologics submitted as BLAs and approved under the Public Health Service, or PHS, Act. That is, there is currently no abbreviated application that would permit approval of a generic or “follow-on” biologic based on the Agency’s earlier approval of another manufacturer’s application under section 351 of the PHS Act.

Failure to comply with applicable FDA regulatory requirements can result in enforcement actions such as warning letters, recalls or adverse publicity issued by the FDA or in legal actions such as seizures, injunctions, fines based on the equitable remedy of disgorgement, restitution and criminal prosecution.

Approval procedures similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing. There can be no assurance that approvals will be granted on a timely basis or at all. In addition, regulatory approval of drug and biologics pricing is required in most countries other than the United States. There can be no assurance that the resulting pricing of our products would be sufficient to generate an acceptable return to us.

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

Competition in the pharmaceutical industry, and specifically in the oncology and immune-inflammatory areas being addressed by us, is particularly intense. Numerous pharmaceutical, biotechnology and generic companies have extensive anti-cancer and anti-inflammatory drug discovery, development and commercial resources. Bristol-Myers Squibb Co., Amgen Inc., Genentech, Inc., Sanofi-Aventis SA., Novartis AG, AstraZeneca PLC., Eli Lilly and Company, F. Hoffmann-LaRoche Ltd, Millennium Pharmaceuticals, Inc., Eisai Co., Ltd., Biogen Idec Inc., Merck and Co., Inc., Johnson and Johnson and Pfizer Inc. are among some of the companies researching and developing new compounds in the oncology, inflammation and immunology fields.

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

Our competition will be determined in part by the indications and geographic markets for which our products are developed and ultimately approved by regulatory authorities. An important factor in competition will be the timing of market introduction of our or our competitors’ products. Accordingly, the relative speed with which we can develop products, complete clinical trials and regulatory approval processes, receive pricing and reimbursement in certain markets and supply commercial quantities of products to the market are expected to be important competitive factors. Competition among products approved for sale will be based, among other things, on product efficacy, safety, convenience, reliability, availability, price, third-party reimbursement and patent and non-patent exclusivity.

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

NOVARTIS:  In April 2000, we entered into a development and license agreement with Novartis in which we granted to Novartis an exclusive worldwide license (excluding Canada) to further develop and market FOCALINtm and FOCALIN XRtm, the extended release drug formulation (d-methylphenidate, or d-MPH). We have retained the exclusive commercial rights to FOCALINtm IR and FOCALIN XRtm for oncology-related disorders. We also granted Novartis rights to all of our related intellectual property and patents, including new formulations of the currently marketed RITALIN®. Under the agreement, we have received upfront and regulatory achievement milestone payments totaling $55.0 million through December 31, 2007 and are entitled to additional payments upon attainment of certain other milestone events. We also sell FOCALINtm to Novartis and receive royalties on all of Novartis’ sales of FOCALIN XRtm and RITALIN® family of ADHD-related products.

PHARMION:  In November 2001, we licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of our intellectual property covering thalidomide and S.T.E.P.S®. Under the terms of the agreement, as amended in December 2004, we receive royalties of 8% of Pharmion’s net thalidomide sales in countries where Pharmion has received regulatory approval and S.T.E.P.S® licensing fees of 8% of net sales in all other licensed territories. In December 2004, following our acquisition of Penn T Limited in which, among other things, we acquired a product supply agreement to exclusively supply Pharmion with thalidomide, we entered into an amended thalidomide supply agreement whereby in exchange for a reduction in Pharmion’s purchase price to 15.5% of its net sales of thalidomide, we received a one-time payment of $77.0 million. Pursuant to a separate December 2004 agreement, we also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in additional territories and eliminating certain of our license termination rights. Under the agreements, as amended, the territory licensed to Pharmion is for all countries other than the United States, Canada, Mexico, Japan and China, with the exception of Hong Kong. The agreements with Pharmion terminate upon the ten-year anniversary following receipt of the first regulatory approval for thalidomide in the United Kingdom.

To support the further clinical development of thalidomide, Pharmion has also provided research funding under various agreements of approximately $16.0 million through December 31, 2007.

As of December 31, 2007, we held 1,939,598 shares of Pharmion common stock received in connection with the conversion of a five-year Senior Convertible Promissory Note and the exercise of warrants purchased in April 2003 under a Securities Purchase Agreement and the exercise of warrants received in connection with the November 2001 thalidomide and S.T.E.P.S® license agreement.

On November 18, 2007, we entered into a merger agreement with Pharmion under which Pharmion will be acquired and become a wholly owned subsidiary of Celgene. The transaction will be accounted for as a purchase and we anticipate that the transaction will close in March 2008, subject to customary closing conditions including the approval of the acquisition by Pharmion stockholders. Refer to Note 2 “Proposed Merger with Pharmion Corporation” contained within the consolidated financial statements for additional information.

GLAXOSMITHKLINE:  In March 2003, we entered into a supply and distribution agreement with GSK to distribute, promote and sell ALKERAN® (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN® tablets and ALKERAN® for injection from GSK and distribute the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. As of December 31, 2007, the remaining minimum purchase requirements under the agreement totaled $38.2 million, including $30.5 million in 2008 and $7.7 million in 2009.

MANUFACTURING

We own and operate an FDA approved active pharmaceutical ingredient, or API, manufacturing facility in Zofingen, Switzerland. The API facility is used to produce REVLIMID® and THALOMID® API. We have contracted with third party manufacturing service providers in order to provide backup manufacturing capabilities. These manufacturing service providers manufacture API in accordance with our specifications and are required to meet the FDA’s and foreign regulatory authorities’ cGMP regulations and guidelines. Our backup API manufacturing service providers are Aptuit Inc. UK (previously Evotec) with respect to REVLIMID® and Aptuit Inc. with respect to THALOMID®.

We have constructed a drug product manufacturing facility in Neuchatel, Switzerland to perform formulation, encapsulation, packaging, warehousing and distribution, and expect European and FDA approval in 2008. We maintain backup FDA drug product manufacturing service providers for the manufacture of REVLIMID® and THALOMID®. These drug product manufacturing service providers include Penn Pharmaceutical Ltd, Institute of Drug Technology Australia Ltd and OSG Norwich Pharmaceuticals. Our packaging service providers include Sharp Corporation for worldwide packaging, Norwich Pharmaceuticals and Cimex AG for US packaging and non US packaging respectively.

The API for FOCALINtm and FOCALIN XRtm is currently obtained from two suppliers, Johnson Matthey Inc. and Siegfried USA Inc., and we rely on a single manufacturer, Mikart, Inc., for the tabletting and packaging of FOCALINtm finished product.

CCT currently operates an FDA compliant facility for the recovery and storage of cordblood and placental stem cells for LifeBank USA. We are also implementing in-house capability for production of culture expanded placenta derived stem cells under GMP, to supply clinical studies of PDA001 and other future stem cell products.

INTERNATIONAL OPERATIONS

Our international headquarters are located in Neuchatel, Switzerland and in 2007, we completed construction of a drug product manufacturing facility to perform formulation, encapsulation, packaging, warehousing and distribution. We purchased an API manufacturing facility located in Zofingen, Switzerland which has the capability to produce multiple drug substances, expanding our global commercial manufacturing capabilities. We continue to expand our international regulatory, clinical and commercial infrastructure in various parts of the world. REVLIMID® has been granted approval by the EC, Swissmedic and Australian Therapeutic Goods Administration as a treatment for multiple myeloma who received at least one prior therapy. REVLIMID® has also been approved by the Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities.

We granted Pharmion Corporation a license to expand the THALOMID® franchise in certain parts of the world, accelerating the establishment of THALOMID® as an important therapy in the international markets. In October 2004, we acquired Penn T Limited, a supplier of THALOMID®. This acquisition has enabled us to manage the manufacturing for THALOMID® worldwide.

SALES AND COMMERCIALIZATION

We have a global pharmaceutical commercial organization that has considerable experience in the pharmaceutical industry, and many of our employees have experience with oncological and immunological products. We will continue to expand our sales and commercialization group to support products we develop to treat oncological and immunological diseases. We intend to market and sell the products we develop for indications with accessible patient populations. For products with indications involving larger patient populations, we may partner with other pharmaceutical companies. In addition, we are positioned to accelerate the expansion of these sales and marketing resources as appropriate to take advantage of product in-licensing and product acquisition opportunities.

EMPLOYEES

As of December 31, 2007, we had 1,685 full-time employees, 921 of whom were engaged primarily in research and development activities, 428 who were engaged in sales and commercialization activities and the remainder of which were engaged in executive and general and administrative activities. The number of international full-time employees included above has grown to 436 as of December 31, 2007. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions in Europe and the United States.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report are forward-looking statements concerning our business, results of operations, economic performance and financial condition based on our current expectations. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and within the meaning of Section 21E of the Securities Exchange Act of 1934 are included, for example, in the discussions about:

•	strategy;

•	new product discovery, development or product introduction;

•	product manufacturing;

•	product sales, royalties and contract revenues;

•	expenses and net income;

•	credit risk management;

•	liquidity;

•	asset and liability risk management; and

•	operational and legal risks.

These and other forward-looking statement are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those implied by such forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements.

You can identify these forward-looking statements by their use of words such as “forecast,” “project,” “plan,” “strategy,” “intend,” “potential,” “outlook,” “target,” “seek,” “continue,” “believe,” “could,” “estimate,” “expect,” “may,” “probable,” “should,” “will” or other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, our strategy for growth, product development, regulatory approval and market position. You also can identify them by the fact that they do not relate strictly to historical or current facts.

Reference is made, in particular, to forward-looking statements regarding the results of current or pending clinical trials, our products’ ability to demonstrate efficacy or an acceptable safety profile, actions by the FDA, the financial conditions of suppliers including their solvency and ability to supply product, and other factors detailed in “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We note these factors as permitted by the Private Securities Litigation Reform Act of 1995.

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

We have historically experienced, and may continue to experience, significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:

•	demand for our products;

•	pricing decisions, and those of our competitors, including decisions to increase or decrease prices;

•	regulatory approvals for our products;

•	timing and levels of spending for research and development; sales and marketing;

•	timing and levels of reimbursement from third-party payors for our products;

•	timing and market acceptance of new product introductions by us and/or competitors;

•	development or expansion of business infrastructure in new clinical and geographic markets;

•	acquisition of new products and companies;

•	tax rates in the jurisdictions in which we operate;

•	timing and recognition of certain research and development milestones and license fees;

•	ability to control our costs; and

•	fluctuations in foreign currency exchange rates.

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

During the next several years, we will be very dependent on the continued commercial success of our primary products REVLIMID® and THALOMID®.

During the next several years, the growth of our business will be largely dependent on the commercial success of REVLIMID® and our other products. REVLIMID® was approved by the FDA, EC, Swissmedic and Australia for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In addition, REVLIMID® was approved by the FDA and Canada for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. We do not have long-term data on the use of the product and cannot predict whether REVLIMID® will continue to gain the acceptance of regulators, physicians, patients and other key opinion leaders as a relatively safe and effective drug that has certain advantages as compared to existing or future therapies. We are also seeking to introduce REVLIMID® in additional international markets as well as obtaining approvals for additional indications both in the U.S. and internationally. A delay in gaining the requisite regulatory approvals could negatively impact our growth plans and the value of our common stock or debt securities obligations.

THALOMID® in combination with dexamethasone was approved by FDA in May 2006 for the treatment of patients with newly diagnosed multiple myeloma. In addition, THALOMID® is currently approved as a therapy for the treatment of ENL, although the market for the use of THALOMID® in patients suffering from ENL is very small. If unexpected adverse experiences are reported in connection with the use of THALOMID® by patients, this could undermine physician and patient comfort with the product, could limit the commercial success of the product and could even impact the acceptance of our other products, including REVLIMID®.

Our revenues and profits would be negatively impacted if adverse experiences were reported in connection with any of these two products or generic versions were to be approved and launched. See “We may not be able to protect our intellectual property and our products may be subject to generic competition” for additional discussion related to possible generic competition for THALOMID®.

If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.

It is necessary that REVLIMID®, THALOMID®, ALKERAN®, FOCALINtm and FOCALIN XRtm, and the RITALIN® family of drugs achieve and maintain market acceptance. A number of factors can render the degree of market acceptance of our products uncertain, including the products’ efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payors, such as government and private insurance plans. In particular, thalidomide, when used by pregnant women, has resulted in serious birth defects, and the negative history associated with thalidomide and birth defects may decrease the market acceptance of THALOMID®. In addition, the stem cell products that we are attempting to develop through our Celgene Cellular Therapeutics subsidiary may represent substantial departures from established treatment methods and will compete with a number of traditional products and therapies which are now, or may be in the future, manufactured and marketed by major pharmaceutical and biopharmaceutical companies. Furthermore, public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community. If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.

We have grown rapidly, and if we fail to adequately manage that growth our business could be adversely impacted.

We have an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan has a number of risks, some of which we cannot control. For example:

•	we will need to generate higher revenues to cover a higher level of operating expenses (including clinical trial costs, expenses associated with the regulatory approval process and commercialization of our products), and our ability to do so may depend on factors that we do not control;

•	we will need to manage complexities associated with a larger and faster growing multinational organization; and

•	we will need to accurately anticipate demand for the products we manufacture and maintain adequate manufacturing, marketing and distribution capacity, and our ability to do so may depend on factors that we do not control.

If the third parties upon whom we rely fail to produce on a timely basis the encapsulation, finishing and packaging services in the volumes that we require or fail to meet quality standards and maintain necessary licensure from regulatory authorities, we may be unable to meet demand for our products, potentially resulting in lost revenues.

We have contracted with third party manufacturers to provide encapsulation, finishing services and packaging to meet our needs. We intend to continue to utilize third parties as needed to produce certain of our products on a commercial scale.

The active pharmaceutical ingredient, or API, for THALOMID® is primarily obtained from our Zofingen, Switzerland, manufacturing facility and from Aptuit, Inc. Two additional suppliers are currently progressing through the qualification process. With regard to drug product manufacturing, we rely on two manufacturing service providers, Penn Pharmaceuticals Services Limited and Institute of Drug Technology Australia Limited, for the formulation and encapsulation of the finished dosage form of THALOMID® capsules, and on one contract packager, Sharp Corporation, for the packaging of the final product.

The API for REVLIMID® is manufactured primarily by our Zofingen, Switzerland, manufacturing facility and by Aptuit Inc. UK (previously Evotec). We have also contracted and registered two manufacturing service providers, Penn Pharmaceuticals Services Limited and OSG Norwich Pharmaceuticals, for the formulation and encapsulation of the finished dosage form of REVLIMID® capsules. Sharp and Norwich are the contractors approved for supplying the packaging for the final product in the U.S. and Sharp, located in the U.S., and Cimex AG located in Liesberg, Switzerland for the non-U.S. supply.

The API for FOCALINtm is currently obtained from two suppliers, Johnson Matthey Inc. and Siegfried USA, Inc., and we rely on a single manufacturer, Mikart, Inc., for the tableting and packaging of FOCALINtm finished product. The API for FOCALIN XRtm is supplied by both Siegfried and Johnson Matthey Inc. on behalf of Novartis for the manufacture of FOCALIN XRtm.

In all the countries where we sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling and storing. All of our suppliers of raw materials and contract manufacturers must comply with these regulations. Failure to do so could result in supply interruptions. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA’s cGMP regulations and guidelines. Failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products. If our outside manufacturers do not meet our requirements for quality, quantity or timeliness, or do not achieve and maintain compliance with all applicable regulations, demand for our products or our ability to continue supplying such products could substantially decline.

We are in the process of establishing foreign marketing and distribution capabilities.

We are establishing marketing and distribution capabilities in international markets with respect to our products. At the same time, we are in the process of obtaining necessary governmental and regulatory approvals to sell our products in certain countries. If we have not successfully completed and implemented adequate marketing and distribution support services upon our receipt of such approvals, our ability to effectively launch our products in these countries would be severely restricted. In addition, we have contracted with Ivers Lee Corporation, d/b/a Sharp, a specialty distributor, to distribute THALOMID® and REVLIMID® in the United States. If Sharp does not perform its obligations, our ability to distribute THALOMID® and REVLIMID® in the United States may be impacted for a limited period of time.

We have entered into a definitive agreement to acquire Pharmion, subject to certain closing conditions, including the appropriate affirmative vote of Pharmion stockholders. The integration of Pharmion and other acquired businesses may present significant challenges to us.

Achieving the anticipated benefits of our pending acquisition of Pharmion will depend in part upon whether we and Pharmion can integrate our businesses in an efficient and effective manner. In addition, we may acquire additional businesses from time to time. The integration of Pharmion and any future businesses that we may acquire involves a number of risks, including, but not limited to:

•	demands on management related to the increase in our size after the acquisition;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	higher integration costs than anticipated;

•	failure to achieve expected synergies and costs savings;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and

•	difficulties in the integration of departments, systems, including accounting systems, technologies, books and records, and procedures, as well as in maintaining uniform standards, controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002 and related procedures and policies.

If we cannot successfully integrate Pharmion or other acquired businesses, we may experience material negative consequences to our business, financial condition or results of operations. Successful integration of Pharmion and other acquired businesses will depend on our ability to manage these operations, to realize opportunities for revenue growth presented by offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of difficulties in combining geographically distant operations, we may not be able to achieve the benefits that we hope to achieve as a result of the merger with Pharmion or other acquired businesses.

We may be unable to retain skilled personnel and maintain key relationships.

The success of our business depends, in large part, on our continued ability to (i) attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, (ii) successfully integrate large numbers of new employees into our corporate culture, and (iii) develop and maintain important relationships with leading research and medical institutions and key distributors. Competition for these types of personnel and relationships is intense. In particular, the success of the combined operations after our pending acquisition of Pharmion will depend in part upon our ability to retain key employees of Pharmion. Key employees may depart because of issues relating to the difficulty of integration or accelerated retirement as a result of change in control severance provisions in their employment agreements with Pharmion.

Among other benefits, we use stock options to attract and retain personnel. Stock option accounting rules require us to recognize all stock-based compensation costs as expenses. These or other factors could reduce the number of shares management and our board of directors grants under our stock option plans. We cannot be sure that we will be able to attract or retain skilled personnel or maintain key relationships, including key employees of Pharmion, or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

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

The testing, marketing and manufacturing of our products require regulatory approval, including approval from the FDA and, in some cases, from the U.S. Environmental Protection Agency, or the EPA, or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA. Certain of our pharmaceutical products, such as FOCALINtm, fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency, or DEA, of the U.S. Department of Justice in order to handle and distribute these products. The regulatory approval process presents several risks to us:

•	In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval;

•	Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency’s requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first or receives approval of other labeled indications;

•	Requirements for approval may become more stringent due to changes in regulatory agency policy, or the adoption of new regulations or legislation;

•	The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and reimbursed and may impose significant limitations in the nature of warnings, precautions and contra-indications that could materially affect the sales and profitability of the drug;

•	Pricing and reimbursement controls;

•	Approved products, as well as their manufacturers, are subject to continuing and ongoing review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market;

•	Regulatory authorities and agencies of the United States or foreign governments may promulgate additional regulations restricting the sale of our existing and proposed products;

•	Guidelines and recommendations published by various non-governmental organizations can reduce the use of our products;

•	Once a product receives marketing approval, we may not market that product for broader or different applications, and the FDA may not grant us approval with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing approvals in a significant manner or promulgate additional regulations restricting the sale of our present or proposed products. The FDA may also request that we perform additional clinical trials or change the labeling of our existing or proposed products if we or others identify side effects after our products are on the market;

•	Products, such as REVLIMID®, that are subject to accelerated approval can be subject to an expedited withdrawal if the post-marketing study commitments are not completed with due diligence, the post-marketing restrictions are not adhered to or are shown to be inadequate to assure the safe use of the drug, or evidence demonstrates that the drug is not shown to be safe and effective under its conditions of use. Additionally, promotional materials for such products are subject to enhanced surveillance, including pre-approval review of all promotional materials used within 120 days following marketing approval and a requirement for the submissions 30 days prior to initial dissemination of all promotional materials disseminated after 120 days following marketing approval; and

•	Our labeling and promotional activities relating to our products are regulated by the FDA and state regulatory agencies and, in some circumstances, by the DEA, and are subject to associated risks. If we fail to comply with FDA regulations prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, the FDA, or the Office of the Inspector General of the Department of Health and Human Services or the state Attorneys General could bring an enforcement action against us that could inhibit our marketing capabilities as well as result in significant penalties.

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

The FDA’s Center for Biologics Evaluation and Research currently regulates under 21 CFR Parts 1270 and 1271 human tissue intended for transplantation that is recovered, processed, stored or distributed by methods that do not change tissue function or characteristics and that is not currently regulated as a human drug, biological product or medical device. Certain stem cell-related activities fall within this category. Part 1270 requires tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease and to maintain records. It also provides for inspection by the FDA of tissue establishments. Part 1271 requires human cells, tissue and cellular and tissue-based product establishments (HCT/Ps) to register with the agency and list their HCT/Ps.

Currently, we are required to be, and are, licensed to operate in New York, New Jersey, Maryland and Delaware, four of the states in which we currently collect placentas and umbilical cord blood for our allogeneic and private stem cell banking businesses, and we are in process of obtaining a license in the state of California. If other states adopt similar licensing requirements, we would need to obtain such licenses to continue operating. If we are delayed in receiving, or are unable to obtain at all, necessary licenses, we will be unable to provide services in those states and this would impact negatively on our revenues.

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

Under the current U.S. patent laws, patent applications filed in the United States on or before November 28, 2000 are maintained in secrecy until patents issue. Patent applications filed in the U.S. on or after November 29, 2000 are not published until approximately 18 months after their earliest claimed priority date, and publication of discoveries in the scientific and patent literature often lag behind actual discoveries.

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

Furthermore, even if our patent applications, or those we have licensed-in, are issued, our competitors may still challenge the scope, validity or enforceability of such patents in court, requiring us to engage in complex, lengthy and costly litigation. Alternatively, our competitors may be able to design around such patents and compete with us using the resulting alternative technology. If any of our issued or licensed patents are infringed, we may not be successful in enforcing our or our licensor’s intellectual property rights or defending the validity or enforceability of our issued patents and subsequently not be able to develop or market applicable product exclusively.

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

Our right to practice the inventions claimed in certain patents that relate to THALOMID® arises under licenses granted to us by others, including The Rockefeller University and Children’s Medical Center Corporation, or CMCC. In addition to these patents, which relate to thalidomide, we have also licensed from CMCC certain patents relating to thalidomide analogs. In December 2002, we entered into an exclusive license agreement with CMCC and EntreMed Inc. pursuant to which CMCC exclusively licensed to us certain patents and patent applications that relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and all stereoisomers thereof. Our license under the December 2002 agreement is worldwide and royalty-bearing, and we have complete control over the prosecution of the licensed thalidomide analog patent rights. Under this December 2002 agreement, we are obligated to comply with certain milestones for a REVLIMID® approval and royalties with respect to sales of REVLIMID®. The December 2002 agreement also grants us an option for a certain time period to inventions in the field of thalidomide analogs that may be developed at CMCC in the laboratory of Dr. Robert D’Amato, pursuant to the terms and conditions of a separate Sponsored Research Agreement negotiated between CMCC and us.

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

The pharmaceutical industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including but not limited to:

•	Amgen, which potentially competes with our TNF-α and kinase inhibitors;

•	Novartis, which potentially competes with our IMiDs® compounds and kinase programs;

•	Bristol Myers Squibb Co., which potentially competes in clinical trials with our IMiDs® compounds and TNF-α inhibitors;

•	Genentech, Inc., which potentially competes in clinical trials with our IMiDs® compounds and TNF-α inhibitors;

•	AstraZeneca plc, which potentially competes in clinical trials with our IMiDs® compounds and TNF-α inhibitors;

•	Millennium Pharmaceuticals Inc. and Johnson & Johnson, which compete with REVLIMID® and THALOMID® in the treatment of multiple myeloma and in clinical trials with our IMiDs® compounds;

•	Pfizer Inc., which potentially competes in clinical trials with our kinase inhibitors;

•	Biogen Idec Inc. and Genzyme Corporation, both of which are generally developing drugs that address the oncology and immunology markets; and

•	Johnson & Johnson, which potentially competes with certain of our proprietary programs including our oral anti-inflammatory programs.

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

Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These health care management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. If these organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

Changes in our effective income tax rate could impact our earnings.

Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock options and other share-based payments, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of IRS exams and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have an impact on our results of operations.

Our operations may be impacted by currency fluctuations that may cause our earnings to fluctuate.

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

As our Company continues to expand at a rapid pace, the development of new and improvements to existing automated systems will remain an ongoing priority. During this expansion period, our internal control over financial reporting may not prevent or detect misstatements in our financial reporting. Such misstatements may result in litigation and/or negative publicity and possibly cause an adverse market reaction that may negatively impact our growth plans and the value of our common stock or debt securities obligations.

The price of our common stock may fluctuate significantly, which may make it difficult for you to sell the common stock when you want or at prices you find attractive.

There has been significant volatility in the market prices for publicly traded shares of biopharmaceutical companies, including ours. We expect that the market price of our common stock will continue to fluctuate. The intra-day price of our common stock fluctuated from a high of $75.44 per share to a low of $41.26 per share in 2007. On December 31, 2007, our common stock closed at a price of $46.21 per share. The price of our common stock may not remain at or exceed current levels. The following key factors may have an adverse impact on the market price of our common stock:

•	results of our clinical trials or adverse events associated with our marketed products;

•	announcements of technical or product developments by our competitors;

•	market conditions for pharmaceutical and biotechnology stocks;

•	market conditions generally;

•	governmental regulation;

•	new accounting pronouncements or regulatory rulings;

•	health care legislation;

•	public announcements regarding medical advances in the treatment of the disease states that we are targeting;

•	patent or proprietary rights developments;

•	changes in pricing and third-party reimbursement policies for our products;

•	fluctuations in our operating results;

•	the outcome of litigation involving our products or processes related to production and formulation of those products or uses of those products;

•	competition;

•	investor reaction to announcements regarding business or product acquisitions.

The market price of our common stock may also decline as a result of the pending acquisition of Pharmion if the integration with Pharmion is unsuccessful or takes longer than expected; the perceived benefits of the merger are not achieved as rapidly as anticipated or, to the extent anticipated, by financial analysts or investors; or the effect of the merger on our financial results is not consistent with the expectations of financial analysts or investors.

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

Future sales of substantial amounts of our common stock or debt or other securities convertible into common stock could adversely affect the market price of our common stock. As of December 31, 2007, there were outstanding stock options and warrants for 33,096,086 shares of common stock, of which 22,320,094 were currently vested and exercisable at an exercise price between $0.04 per share and $73.55 per share, with a weighted average exercise price of $18.97 per share. In addition, in June 2003, we issued $400.0 million of unsecured convertible notes that are currently convertible into 16,227,441 shares of our common stock at the conversion price of $12.1125. These notes will mature in June 2008. The conversion of some or all of these notes will dilute the ownership interest of our stockholders. In addition, we will issue between 24,000,000 and 32,000,000 shares of our common stock in the merger, all of which may be immediately resold.

Our shareholder rights plan and certain charter and by-law provisions may deter a third-party from acquiring us and may impede the stockholders’ ability to remove and replace our management or board of directors.

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

Our board of directors has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges and preferences of those shares. An issuance of preferred stock could discourage a third-party from acquiring a majority of our outstanding voting stock. Additionally, our board of directors has adopted certain amendments to our by-laws intended to strengthen the board’s position in the event of a hostile takeover attempt. These provisions could impede the stockholders’ ability to remove and replace our management and/or board of directors.

Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which may also dissuade a potential acquirer of our common stock.

AVAILABLE INFORMATION

Our current reports on Form 8-K, quarterly reports on Form 10-Q and Annual Reports on Form 10-K are electronically filed with or furnished to the Securities and Exchange Commission, or SEC, and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (http://www.celgene.com) as soon as reasonably practicable after such filing. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters, which is located in Summit, New Jersey on approximately 45 acres of land, was purchased in 2004 and consists of several buildings, which house our administrative, sales, marketing and research functions.

Construction of our international headquarters in Neuchatel, Switzerland was completed in 2007 and includes a drug product manufacturing facility to perform formulation, encapsulation, packaging, warehousing and distribution. In December 2006, we purchased an API manufacturing facility located in Zofingen, Switzerland which has the capability to produce multiple drug substances. The facility is being used to produce REVLIMID® and THALOMID® API to supply global markets and may also be used to produce drug substance for our future drugs and drug candidates.

We occupy the following facilities under operating lease arrangements that have remaining lease terms greater than one-year. Under these lease arrangements, we also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

•	73,500-square feet of laboratory and office space in Warren, New Jersey. The two leases for this facility extend through May 2012 and July 2010, respectively, and contain five-year renewal options. Annual rent for these facilities is approximately $1.1 million.

•	78,200-square feet of laboratory and office space in San Diego, California. The lease for this facility has a term ending in August 2012 with one five-year renewal option. Annual rent for this facility is approximately $2.1 million and is subject to specified annual rental increases.

•	20,800-square feet of office and laboratory space in Cedar Knolls, New Jersey. The lease for this facility has a term ending at the end of October 2010 with renewal options for additional five-year terms. Annual rent for this facility is approximately $0.3 million and is subject to specified annual rental increases.

•	11,000-square feet of office and laboratory space in Baton Rouge, Louisiana. The lease for this facility has a term ending in May 2011. Annual rent for this facility is approximately $0.1 million.

We also lease a number of offices under various lease agreements in Europe, Canada, Australia and Japan. The minimum annual rents may be subject to specified annual rent increases. At December 31, 2007, the non-cancelable lease terms for these operating leases expire at various dates between 2008 and 2016 and in some cases include renewal options.

ITEM 3.	LEGAL PROCEEDINGS

Barr Laboratories, Inc., (“Barr”) a generic drug manufacturer located in Pomona, New York, filed an ANDA for the treatment of ENL in the manner described in our label and seeking permission from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On or after December 5, 2006, Barr mailed notices of Paragraph IV certifications alleging that the following patents listed for THALOMID® in the Orange Book are invalid, unenforceable, and/or not infringed: U.S. Patent Nos. 6,045,501 (“the ’501 patent”), 6,315,720 (“the ’720 patent”), 6,561,976 (“the ’976 patent”), 6,561,977 (“the ’977 patent”), 6,755,784 (“the ’784 patent”), 6,869,399 (“the ’399 patent”), 6,908,432 (“the ’432 patent”), and 7,141,018 (“the ’018 patent”). The ’501, ’976, and ’432 patents do not expire until August 28, 2018, while the remaining patents do not expire until October 23, 2020. On January 18, 2007, we filed an infringement action in the United States District Court of New Jersey against Barr. By bringing suit, we are entitled up to a maximum 30-month stay, from the date of Celgene’s receipt of a Paragraph IV certification, against the FDA’s approval of a generic applicant’s application to market a generic version of THALOMID®. In June 2007, United States Patent No. 7,230,012, or ’012 patent, was issued to us claiming formulations of thalidomide and was then timely listed in the Orange Book. Barr sent us a supplemental Paragraph IV certification against the ’012 patent and alleged that the claims of the ’012 patent, directed to formulations which encompass THALOMID®, were invalid. On August 23, 2007, we filed an infringement action in the United States District Court of New Jersey with respect to the ’012 patent. On or after October 4, 2007, Barr filed a second supplemental notice of Paragraph IV certifications relating to the 150mg dosage strength of THALOMID® alleging that the ’501 patent, ’720 patent, ’976 patent, ’977 patent, ’784 patent, ’399 patent, ’432 patent and the ’018 patent are invalid, unenforceable, and/or not infringed. On November 14, 2007, we filed an infringement action in the United States District Court of New Jersey against Barr. All three actions have subsequently been consolidated. We intend to enforce our patent rights. If the ANDA is approved by the FDA, and Barr is successful in challenging our patents listed in the Orange Book for THALOMID®, Barr would be permitted to sell a generic thalidomide product.

On August 19, 2004, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., (“Teva”) in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALIN®. The notification letters from Teva contend that United States Patent Nos. 5,908,850, or ’850 patent, and 6,355,656, or ’656 patent, are invalid. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or ’530 patent, in the Orange Book in association with the FOCALIN® NDA. The original 2004 action asserted infringement of the ’850 patent. Teva amended its answer during discovery to contend that the ’850 patent was not infringed by the filing of its ANDA, and that the ’850 patent is not enforceable due to an allegation of inequitable conduct. Fact discovery in the original 2004 action expired on February 28, 2006. At about the time of the filing of the ’850 patent infringement action, reexamination proceedings for the ’656 patent were initiated in the U.S. PTO. On September 28, 2006, the U.S. PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, and on March 27, 2007, the Reexamination Certificate for the ’656 patent issued. On December 21, 2006, Celgene and Novartis filed an action in the United States District Court of New Jersey against Teva for infringement of the ’656 patent. Teva filed an amended answer and counterclaim on March 23, 2007. The amended counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability. The statutory 30-month stay of FDA approval of Teva’s ANDA expired on January 9, 2007, and Teva proceeded to market with a generic version of FOCALIN®. Novartis’ sales of FOCALIN® have been significantly reduced in the United States by the entrance of a generic FOCALIN® product, consequently reducing our revenue from royalties associated with these sales. A claim has been made for damages resulting from Teva’s sales and for a permanent injunction prohibiting future sales by Teva. The parties currently are engaged in fact discovery with respect to the ’656 patent and other issues related to Teva’s product launch. No trial date has been set. The ’530 patent is not part of this patent infringement action against Teva.

On September 14, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. in response to a notice of a Paragraph IV certification made by Teva in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from Teva contends that claims in United States Patent Nos. 5,908,850 and 6,528,530 are invalid, unenforceable, and not infringed by the proposed Teva products, and it contends that United States Patent Nos. 5,837,284 and 6,635,284 are invalid and not infringed by the proposed Teva products. Celgene and Novartis asserted each of these patents and additionally asserted United States Patent No. 6,355,656 in their complaint against Teva. Teva filed an answer and counterclaim on November 5, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. No trial date has been set. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing our revenue from royalties associated with these sales.

On October 5, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against IntelliPharmaCeutics Corp. (“IPC”) in response to a notice of a Paragraph IV certification made by IPC in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from IPC contends that claims in United States Patent Nos. 5,908,850, 5,837,284, and 6,635,284 are not infringed by the proposed IPC products. The notification letter also contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284 are invalid, and that claims in United States Patent Nos. 5,908,850, 6,355,656 and 6,528,530 are unenforceable. In their complaint against IPC, Celgene and Novartis asserted United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284. IPC filed an answer and counterclaim on November 20, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to Patent Nos. 5,908,850, 6,355,656, and 6,528,530, and it seeks a declaratory judgment of patent invalidity and noninfringement with respect to Patent Nos. 5,837,284 and 6,635,284. No pretrial or trial dates have been set. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing our revenue from royalties associated with these sales.

On November 8, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Actavis South Atlantic LLC and Abrika Pharmaceuticals, Inc. (collectively, “Abrika”) in response to a notice of a Paragraph IV certification made by Abrika in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from Abrika contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 5,837,284, and 6,635,284 are not infringed by the proposed Abrika products, and it contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284 and 6,635,284 are invalid. In their complaint against Abrika, Celgene and Novartis asserted United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284. No pretrial or trial dates have been set. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing our revenue from royalties associated with these sales.

On November 16, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in response to a notice of a Paragraph IV certification made by Barr in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from Barr contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 5,837,284, and 6,635,284 are not infringed by the proposed Barr products, and it contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284 and 6,635,284 are invalid. In their complaint against Barr, Celgene and Novartis asserted United States Patent

Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284. No pretrial or trial dates have been set. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing our revenue from royalties associated with these sales.

On December 4, 2006, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Abrika Pharmaceuticals, Inc. and Abrika Pharmaceuticals, LLP, in response to a notice of a Paragraph IV certification made by Abrika in connection with the filing of an ANDA for RITALIN LA®, 20 mg, 30 mg, and 40 mg generic products. The notification letter from Abrika contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and are not infringed by the proposed Abrika products. In their complaint against Abrika, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. Abrika filed an answer and counterclaim in the New Jersey court on June 1, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. On September 26, 2007, Abrika sent a Paragraph IV certification to Celgene and Novartis in connection with the filing of an ANDA supplement with respect to Abrika’s proposed generic 10 mg RITALIN LA® product. Celgene and Novartis filed an amended complaint against Abrika on November 5, 2007 that includes infringement allegations directed to Abrika’s proposed generic 10 mg RITALIN LA® product. Abrika filed an answer and counterclaim to the amended complaint on December 5, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. No trial date has been set. The parties are currently engaged in fact discovery with a current fact discovery deadline of February 22, 2008. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing our revenue from royalties associated with these sales.

On October 4, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against KV Pharmaceutical Company (“KV”) in response to a notice of a Paragraph IV certification made by KV in connection with the filing of an ANDA for RITALIN LA®. The notification letter from KV contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are not infringed by the proposed KV products. In their complaint against KV, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. KV filed an answer and counterclaim on November 26, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. No pretrial or trial dates have been set. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing our revenue from royalties associated with these sales.

On October 31, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in response to a notice of a Paragraph IV certification made by Barr in connection with the filing of an ANDA for RITALIN LA®. The notification letter from Barr contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and not infringed by the proposed Barr products. In their complaint against Barr, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. No pretrial or trial dates have been set. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing our revenue from royalties associated with these sales.

On October 29, 2003, we filed a lawsuit against Centocor, Inc. to prevent Centocor’s use of the term “I.M.I.D.s” in connection with Centocor’s products, which use, we believe, is likely to cause confusion with our IMiDs® registered trademark for compounds (including REVLIMID®) developed or being developed by us to treat cancer and inflammatory diseases. In 2007, we settled the case and Centocor agreed to stop using the term “I.M.I.D.s.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET PRICE OF DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CELG.” The following table sets forth, for the periods indicated, the intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

	High	Low

2007
Fourth Quarter	$75.44	$41.26
Third Quarter	72.23	56.50
Second Quarter	66.95	52.40
First Quarter	58.60	49.46
2006
Fourth Quarter	$60.12	$41.68
Third Quarter	49.41	39.31
Second Quarter	48.40	36.02
First Quarter	44.22	31.51

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Celgene Corporation, The S & P 500 Index,
The NASDAQ Composite Index And The NASDAQ Biotechnology Index

	Cumulative Total Return
	12/02	12/03	12/04	12/05	12/06	12/07

Celgene Corporation	100.00	209.04	247.04	603.63	1,071.82	860.92
S&P 500	100.00	126.38	137.75	141.88	161.20	166.89
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Biotechnology	100.00	145.75	154.68	159.06	160.69	168.05

*	$100 Invested on 12/31/02 in Stock or Index — Including Reinvestment of Dividends, Fiscal Year Ending December 31.

(b)	HOLDERS

The closing sales price per share of common stock on the NASDAQ Global Select Market on February 12, 2008 was $56.83. As of January 28, 2008, there were approximately 233,250 holders of record of our common stock.

(c)	DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(d)	EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2007:

	Number of
	Securities to be Issued	Weighted Average	Number of
	Upon Exercise of	Exercise Price of	Securities Remaining
	Outstanding	Outstanding	Available for Future
	Options, Warrants	Options, Warrants	Issuance Under Equity
Plan Category	and Rights	and Rights	Compensation Plans

Equity compensation plans approved by security holders	31,278,764	$29.10	15,944,719
Equity compensation plans not approved by security holders	1,817,322	$4.25

Total	33,096,086	$27.74	15,944,719

As a result of the acquisition of Anthrogenesis in December 2002, we acquired the Anthrogenesis Qualified Employee Incentive Stock Option Plan and the Non-Qualified Recruiting and Retention Stock Option Plan. Neither plan has been approved by our stockholders. No future awards will be granted under either plan.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005 and the Consolidated Balance Sheet data as of December 31, 2007 and 2006 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2004 and 2003 and the Consolidated Balance Sheet data as of December 31, 2005, 2004 and 2003 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	In thousands, except per share data

Consolidated Statements of Operations Data:
Total revenue	$1,405,820	$898,873	$536,941	$377,502	$271,475
Costs and operating expenses	980,699	724,182	453,357	334,774	274,124

Operating income (loss)	425,121	174,691	83,584	42,728	(2,649)

Interest and investment income, net	109,813	40,352	24,557	28,340	21,760
Equity in losses of affiliated companies	4,488	8,233	6,923	—	4,392
Interest expense	11,127	9,417	9,497	9,551	5,667
Other income (expense), net	(2,350)	5,502	(7,509)	1,654	16,609

Income before tax	516,969	202,895	84,212	63,171	25,661
Income tax provision	290,536	133,914	20,556	10,415	718

Income from continuing operations	226,433	68,981	63,656	52,756	24,943
Discontinued operations:
Gain on sale of chiral assets	—	—	—	—	750

Net income	$226,433	$68,981	$63,656	$52,756	$25,693

	Years Ended December 31,
	2007	2006	2005	2004	2003

Income from continuing operations per common share(1):
Basic	$0.59	$0.20	$0.19	$0.16	$0.08
Diluted	$0.54	$0.18	$0.18	$0.15	$0.07
Net income per common share(1):
Basic	$0.59	$0.20	$0.19	$0.16	$0.08
Diluted	$0.54	$0.18	$0.18	$0.15	$0.08
Weighted average shares(1):
Basic	383,225	352,217	335,512	327,738	323,548
Diluted	431,858	407,181	390,585	345,710	341,592

(1)	Amounts have been adjusted for the two-for-one stock splits effected in February 2006 and October 2004.

	Years Ended December 31,
	2007	2006	2005	2004	2003

Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$2,738,918	$1,982,220	$724,260	$748,537	$666,967
Total assets	3,611,284	2,735,791	1,258,313	1,107,293	813,026
Convertible notes	196,555	399,889	399,984	400,000	400,000
Retained earnings (deficit)	124,660	(101,773)	(170,754)	(234,410)	(287,166)
Stockholders’ equity	2,843,944	1,976,177	635,775	477,444	331,744

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products include REVLIMID® and THALOMID®. REVLIMID® is an oral immunomodulatory drug approved by the FDA, the European Commission, or EC, Swissmedic and the Australian Therapeutic Goods Administration for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. REVLIMID® is also approved by the FDA and Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. THALOMID® was approved by the FDA in combination with dexamethasone for the treatment of newly diagnosed multiple myeloma and for the treatment of acute cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence. Over the past several years, we have made substantial investments in research and development and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties in addition to our leading oral anti-inflammatory agents. We believe that our primary commercial stage products and depth of our product pipeline provide the catalysts for our future growth.

Factors Affecting Future Results

Future operating results will depend on many factors, including demand for our products, regulatory approvals of our products and product candidates, the timing and market acceptance of new products launched by us or competing companies, the timing of research and development milestones, challenges to our intellectual property and our ability to control costs. See also the Risk Factors discussion contained in Part I, Item 1A. Some of the more signficant factors that we are focused on include: the ability of REVLIMID® to successfully penetrate and expand in relevant markets, our ability to advance clinical and regulatory programs and competitive risks.

The ability of REVLIMID® to successfully penetrate and expand in relevant markets:  The introduction of REVLIMID® in the United States has included among other things, registering physicians in the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID® and partnering with contracted pharmacies to ensure, to the maximum extent possible, safe and rapid distribution of REVLIMID®. In international markets, REVLIMID® was granted approval by the European Commission, Swissmedic, Canadian Therapeutic Products Directorate and Australian Therapeutic Goods Administration with product launches already initiated in several of the approved countries. We are also continuing to work with the appropriate regulatory authorities to determine next steps for pricing, reimbursement and distribution in those countries in which REVLIMID® has not yet been launched. We do not have long-term data on the use of REVLIMID® and cannot predict whether REVLIMID® will continue to gain widespread acceptance from regulators, physicians, patients, opinion leaders, government health agencies and private health plans.

The ability to advance regulatory and clinical programs:  A Marketing Authorization Application, or MAA, seeking approval to market REVLIMID® for treatment of transfusion-dependent anemia due to low-or-intermediate-1 risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities was evaluated by the European Medicines Agency’s, or EMEA, Committee for Medicinal Products for Human Use, or CHMP and a negative opinion issued in January 2008. The CHMP concluded that lenalidomide is efficacious in patients suffering from deletion 5q MDS. Based on information available to the CHMP from the uncontrolled, open-label, 148-patient Phase II study (MDS-003), the CHMP was not convinced the data were sufficient to assure safety. We intend to apply for a reexamination of the CHMP opinion in accordance with relevant EMEA procedures. Other international regulatory initiatives include MAA’s under evaluation in New Zealand and Israel.

In April 2007, the Eastern Cooperative Oncology Group reported that its Data Monitoring Committee’s review of preliminary results from a large, randomized clinical trial for patients with newly diagnosed multiple myeloma found that the use of a low-dose of dexamethasone in combination with REVLIMID® suggests survival advantage for patients when compared to the higher, standard-dose of dexamethasone that is used in combination with REVLIMID® to treat the disease. These results were also presented at the June 2007 annual American Society of Clinical Oncology medical conference and updated at the December 2007 annual American Society of Hematology meeting. The regulatory utility of these findings will be discussed with the FDA.

A major objective of our on-going clinical programs is to broaden our knowledge about the full potential of REVLIMID® and our other proprietary IMiDs® compounds and to continue to evaluate them in a broad range of hematological malignancies and other cancers. Our near-term focus is on evaluating REVLIMID® as a treatment of chronic lymphocytic leukemia, or CLL, and aggressive non-Hodgkin’s lymphomas, or NHL. In November 2007, REVLIMID® was granted orphan medicinal product designation by the EC for treatment of CLL.

Competitive Risks:  While competition could limit REVLIMID® and THALOMID® sales, we do not believe that competing products would eliminate their use entirely. Moreover, while generic competitors could seek to challenge our THALOMID® franchise, we own intellectual property which includes, for example, U.S. patents covering our S.T.E.P.S.® distribution program for the safe distribution and appropriate use of thalidomide, which all physicians, patients and pharmacies prescribing, receiving or dispensing thalidomide in the United States must follow. We also have exclusive rights to several issued patents covering the use of THALOMID® in oncology and other therapeutic areas.

Company Background

•	In 1986, we were spun off from Celanese Corporation and, in July 1987, we completed an initial public offering. Initially, our operations involved research and development of chemical and biotreatment processes for the chemical and pharmaceutical industries. Between 1990 and 1998, our revenues were derived primarily from the development and supply of chirally pure intermediates to pharmaceutical companies for use in new drug development. By 1998, sales of chirally pure intermediates became a less integral part of our strategic focus and, in January 1998, we sold the chiral intermediates business to Cambrex Corporation.

•	In July 1998, we received our first approval for THALOMID® from the FDA which allowed us to market THALOMID® for the treatment and suppression of ENL, an inflammatory complication of leprosy. In May 2006, the FDA approved THALOMID® in combination with dexamethasone for the treatment of newly diagnosed multiple myeloma.

•	In April 2000, we entered into a development and license agreement with Novartis Pharma AG in which we granted to Novartis an exclusive worldwide license to further develop and market FOCALINtm, our chirally pure version of RITALIN®. The agreement provided for significant upfront and milestone payments to us based on the achievement of various stages in the regulatory approval process. Under the agreement, we sell FOCALINtm to Novartis as well as receive royalties on all of Novartis’ sales of FOCALIN XRtm and RITALIN® family of ADHD-related products.

•	In August 2000, we acquired Signal Pharmaceuticals, Inc., currently known as Signal Pharmaceuticals LLC, d/b/a Celgene Research San Diego, a biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease.

•	In November 2001, we licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of our intellectual property covering thalidomide and S.T.E.P.S.® in all countries outside of North America, Japan, China, Taiwan and Korea (see our references below to the December 2004 amendment with respect to these territories).

•	In December 2002, we acquired Anthrogenesis Corp., which was a privately held New Jersey-based biotherapeutics company and cord blood banking business developing technologies for the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. Anthrogenesis, d/b/a Celgene Cellular Therapeutics, or CCT, now operates as a wholly owned subsidiary of Celgene Corporation, engaged in the research, recovery, culture-expansion, preservation, development and distribution of placental stem cells as therapeutic agents.

•	In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN®, or melphalan, a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. The agreement requires that we purchase ALKERAN® from GSK and distribute the products in the United States under the Celgene label. The agreement has been extended through March 31, 2009.

•	In October 2004, we acquired Penn T Limited, or Penn T, a supplier of THALOMID®. Through manufacturing agreements acquired in the transaction, we are able to control manufacturing for THALOMID®. In the transaction, we also acquired a product supply agreement to exclusively supply Pharmion with thalidomide, thereby enabling us to increase our participation in thalidomide sales in key international markets. Subsequently, in December 2004, we amended the thalidomide supply agreement with Pharmion and granted them license rights in additional territories. As amended, the territory licensed to Pharmion is for all countries other than the United States, Canada, Mexico, Japan and China, excluding Hong Kong.

•	In December 2005, the FDA approved REVLIMID® for the treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities and, in June 2006, the FDA approved REVLIMID® for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In June 2007, REVLIMID® was granted full marketing authorization by the EC for use in combination with dexamethasone as a treatment for patients with multiple myeloma who have received at least one prior therapy and in September 2007, approval was granted by Swissmedic and in January 2008 by the Australian Drug Evaluation Committee for use in this same indication. In November 2007 the EC granted REVLIMID® orphan medicinal product designation for treatment of CLL. In addition, in January 2008, REVLIMID® was approved by the Canadian Therapeutic Products Directorate for treatment of patients with MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities.

•	In November 2006, we issued an additional 20,000,000 shares of our common stock at a public offering price of $51.60 per share with net proceeds of $1.006 billion.

•	In December 2006, we purchased an API manufacturing facility and certain assets and liabilities from Siegfried located in Zofingen, Switzerland. The API facility has the capability to produce multiple drug substances and is being used to produce REVLIMID® and THALOMID® API to supply global markets. The facility also may be used to produce drug substance for our future drugs and drug candidates.

•	In November 2007, we announced the signing of a definitive merger agreement pursuant to which we agreed to acquire Pharmion Corporation. Under the terms of the merger agreement, we will acquire all of the outstanding shares of Pharmion common stock for $72.00 per share payable in a combination of cash and shares of Celgene common stock. The transaction has been unanimously approved by the Boards of Directors of both companies and is subject to customary closing conditions including the approval of the acquisition by Pharmion stockholders and receipt of antitrust clearances. The Hart-Scott-Rodino Act, or HSR, thirty day waiting period has expired without the United States Federal Trade Commission, or FTC, requesting additional information with regard to the merger. In addition, the Bundeskartellamt, Germany’s Federal Cartel Office in charge of reviewing the antitrust aspects of mergers and acquisitions, has cleared Celgene’s pending acquisition of Pharmion Corporation. On February 5, 2008 the Form S-4 relating to the merger of Pharmion and Celgene was declared effective by the SEC. The merger is expected to be completed in March 2008. Refer to Note 2 of our Consolidated Financial Statements for additional information.

Results of Operations — Fiscal Years Ended December 31, 2007, 2006 and 2005

Total Revenue:  Total revenue and related percentages for the years ended December 31, 2007, 2006 and 2005 were as follows:

				% Change
				2007	2006
				versus	versus
	2007	2006	2005	2006	2005
	In thousands $

Net product sales:
REVLIMID®	$773,877	$320,558	$2,862	141.4%	N/A
THALOMID®	447,089	432,950	387,816	3.3%	11.6%
ALKERAN®	73,551	50,337	49,748	46.1%	1.2%
FOCALINtm	5,654	7,340	4,210	(23.0)%	74.3%
Other	270	420	989	(35.7)%	(57.5)%

Total net product sales	$1,300,441	$811,605	$445,625	60.2%	82.1%
Collaborative agreements and other revenue	20,109	18,189	41,334	10.6%	(56.0)%
Royalty revenue	85,270	69,079	49,982	23.4%	38.2%

Total revenue	$1,405,820	$898,873	$536,941	56.4%	67.4%

Net Product Sales:

2007 compared to 2006:  REVLIMID® net sales increased in 2007 compared to 2006 primarily due to the product’s expanded use in the United States resulting from the FDA’s June 2006 approval for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy in multiple myeloma and growth in Europe resulting from the June 2007 European Commission’s approval for the use of REVLIMID® in this same indication. Also contributing to the increase in sales were price increases and increased sales from our European Named Patient Program, or NPP, which offers European patients in need of treatment access to REVLIMID® on a compassionate use basis.

Net sales of THALOMID® were higher in 2007 compared to 2006 primarily due to price increases, partly offset by lower sales volumes as prescriptions written declined, reflecting the expanded use of REVLIMID®.

ALKERAN® net sales were higher in 2007 compared to 2006 primarily due to increased prices and a decrease in product returns.

2006 compared to 2005:  In 2006, net sales of REVLIMID® were driven primarily by the December 2005 FDA approval for the treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities and the June 2006 approval for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy. REVLIMID® net sales recorded in 2005 related to initial stocking at certain contracted pharmacies following the product’s approval on December 27, 2005.

THALOMID® net sales were higher in 2006 compared to 2005 primarily due to the FDA’s May 2006 approval for treatment in combination with dexamethasone of newly diagnosed multiple myeloma. Price increases implemented as we shifted towards a cost of therapy pricing structure as opposed to a price per milligram basis also contributed to the increase. Partially offsetting the increase in THALOMID® sales were sales volume decreases and higher gross to net sales adjustments.

ALKERAN® net sales were slightly higher in 2006, compared to 2005 as sales benefited from an increase in ALKERAN® tablet sales volumes, as well as price increases implemented during 2006, particularly in ALKERAN® IVs (injectables). Largely offsetting the increase in sales were higher gross to net sales accruals for sales returns and distributor chargebacks.

Sales of FOCALINtm, which is sold exclusively to Novartis and is dependent on the timing of orders from Novartis for their commercial distribution, were higher in 2006, compared to 2005, due to increased end-market demand.

Gross to Net Sales Accruals:  We record gross to net sales accruals for sales returns, sales discounts, Medicaid rebates and distributor charge-backs and service fees. We base our sales returns allowance, which primarily relates to THALOMID®, on estimated on-hand retail/hospital inventories, actual returns history and other known factors, such as the trend experience for lots where product is still being returned and inventory centralization and rationalization initiatives conducted by major pharmacy chains. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. We do not use information from external sources in estimating our product returns. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. REVLIMID® is distributed primarily through contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date. Sales discounts accruals are based on payment terms extended to customers. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate amount formula established by the Center for Medicaid and Medicare Services.

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

Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Returns			Distributor
	and		Medicaid	Chargebacks
	Allowances	Discounts	Rebates	and Services	Total
	In thousands $

Balance at December 31, 2004	$9,600	$837	$5,534	$3,721	$19,692
Allowances for sales during 2005	19,476	10,948	35,009	35,926	101,359
Allowances for sales during prior periods	1,780	—	89	—	1,869
Credits issued for prior year sales	(11,380)	(834)	(5,623)	(3,264)	(21,101)
Credits issued for sales during 2005	(14,459)	(9,504)	(14,049)	(29,605)	(67,617)

Balance at December 31, 2005	$5,017	$1,447	$20,960	$6,778	$34,202
Allowances for sales during 2006	23,944	18,847	22,353	57,750	122,894
Allowances for sales during prior periods	30,607	34	—	—	30,641
Credits issued for prior year sales	(35,624)	(1,481)	(20,357)	(6,315)	(63,777)
Credits issued for sales during 2006	(14,464)	(16,551)	(15,488)	(47,580)	(94,083)

Balance at December 31, 2006	$9,480	$2,296	$7,468	$10,633	$29,877
Allowances for sales during 2007	22,303	27,999	28,420	72,982	151,704
Allowances/adjustments for sales during prior periods	17,498	—	—	(2,776)	14,722
Credits issued for prior year sales	(26,979)	(2,206)	(7,071)	(6,725)	(42,981)
Credits issued for sales during 2007	(5,568)	(25,194)	(19,615)	(65,275)	(115,652)

Balance at December 31, 2007	$16,734	$2,895	$9,202	$8,839	$37,670

2007 compared to 2006:  Sales return allowances decreased in 2007 compared to 2006 due primarily to lower returns of ALKERAN® IV resulting from improved expiration dating on 2006 and 2007 product sales. In addition, THALOMID® returns were lower than the prior year primarily due to a 2006 THALOMID® returns initiative undertaken by one large retail pharmacy chain. In response to this initiative, we introduced single sleeves of THALOMID® for sale in June of 2006. Previously, THALOMID® was sold only in multi-sleeve package configurations. The additional trade package configuration enabled all retailers to more efficiently manage their THALOMID® inventories resulting in lower 2007 returns. This decrease was partly offset by current year THALOMID® returns, reflecting the impact of a 2007 inventory centralization and rationalization initiative conducted by several major pharmacy chains. Under this initiative, inventory was redistributed amongst individual chain stores in a S.T.E.P.S.® compliant manner. This resulted in an increase in THALOMID® returns as these major pharmacy chains more effectively managed their inventory levels at the chain stores.

Discounts increased in 2007 compared to 2006 due primarily to increased sales of REVLIMID®.

Medicaid rebate allowances increased in 2007 compared to 2006 due to increased sales of REVLIMID® as well as price increases for both THALOMID® and REVLIMID®. Our Medicaid rebate accruals are based on the Medicaid Unit Rebate Amount formula established by the Center for Medicaid and Medicare Services using the estimated Medicaid dispense quantities. REVLIMID® dispenses increased resulting from the introduction of the 15mg and 25mg strength tablets.

Distributor chargebacks increased in 2007 compared to 2006 primarily due to REVLIMID®, THALOMID® and ALKERAN® IV price increases, which increased the differential between annual contract pricing available to federally funded healthcare providers and our wholesale acquisition cost.

2006 compared to 2005:  Sales returns allowances increased in 2006, compared to 2005, primarily due to unusually high THALOMID® returns from one specific large retail pharmacy chain, which occurred during the first half of 2006. The returns from this customer were the results of its efforts to more aggressively manage inventory, our package configuration which required pharmacies to purchase full cartons of up to ten sleeves of THALOMID® capsules with each order and S.T.E.P.S. ®related restrictions, which limited the customer’s ability to transfer inventories between its locations. For the past several years, we have experienced sales returns of approximately 4% of sales. As a result of the higher returns activity during the first half of 2006, we recorded additional allowances to increase our reserve to approximately 9% of all estimated THALOMID® pharmacy inventories. In addition, we introduced single sleeve units, beginning June 7, 2006 (rather than requiring full carton purchases) and we amended our product returns policy to include a product returns handling fee. These measures were designed to allow customers to more effectively manage their inventories, since they can now order smaller quantities, as well as limit our product returns exposure. To a lesser extent, the increase in sales returns allowances also resulted from higher returns of expired ALKERAN® IV product.

Sales discounts increased in 2006, compared to 2005, due to higher net sales. Medicaid rebate allowances decreased in 2006, compared to 2005, primarily due to the impact of the new Medicare Part D legislation, which became effective January 1, 2006. As a result of the new legislation, many patients who had been eligible to receive THALOMID® through Medicaid coverage are now covered under Medicare Part D. Partially offsetting the THALOMID® decrease are Medicaid rebate allowances included in 2006 for REVLIMID® sales. Distributor chargebacks increased in 2006, compared to 2005, primarily due to THALOMID® price increases, which increased the differential between annual contract pricing available to federally funded healthcare providers and our wholesale acquisition cost. Also contributing to the increase in distributor chargeback allowances was an increase in ALKERAN® IV sales to certain public health services contract eligible customers and accruals for REVLIMID®, which was approved in the U.S. in December 2005.

Other Revenues:

2007 compared to 2006:  Revenues from collaborative agreements and other sources totaled $20.1 million and $18.2 million for 2007 and 2006, respectively. The $1.9 million increase in 2007 compared to 2006 was primarily due to an increase in license fees generated from our S.T.E.P.S.® program and an increase in umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USASM business.

Royalty revenue totaled $85.3 million in 2007, representing an increase of $16.2 million compared to 2006. The increase was primarily due to amounts received from Novartis on sales of their entire family of Ritalin® drugs and FOCALIN XRtm.

2006 compared to 2005:  Revenues from collaborative agreements and other sources totaled $18.2 million in 2006, compared to $41.3 million in 2005. The $23.1 million decrease was primarily due to the inclusion in 2005 of a $20.0 million milestone payment received from Novartis relating to the FDA marketing approval for Focalin XRtm.

Royalty revenue totaled $69.1 million in 2006, representing an increase of $19.1 million compared to 2005. The increase was primarily due to amounts received from Novartis on their sales of FOCALIN XRtm.

Cost of Goods Sold:  Cost of goods sold and related percentages for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	In thousands $

Cost of goods sold	$130,239	$125,892	$80,727
Increase from prior year	$4,347	$45,165	$21,001
Percentage increase from prior year	3.5%	55.9%	35.2%
Percentage of net product sales	10.0%	15.5%	18.1%

2007 compared to 2006:  Cost of goods sold increased in 2007 compared to 2006 primarily due to increases in REVLIMID® material costs and royalty payments related to both REVLIMID® and THALOMID® as sales increased for these two products. The increase was partly offset by lower ALKERAN® material costs related to ALKERAN® for injection. As a percentage of net product sales, cost of goods sold decreased from 18.1% in 2005 and 15.5% in 2006 to 10.0% in 2007 primarily due to the growth of REVLIMID®, the product’s lower cost relative to our other products and sales price increases.

2006 compared to 2005:  Cost of goods sold was higher in 2006 compared to 2005 primarily due to higher ALKERAN® costs. ALKERAN® costs tend to experience variability depending on the purchase price of the specific units sold during a given period. Also contributing to the increase in cost of goods sold were higher royalties on THALOMID® which resulted from higher net sales and the inclusion of costs associated with REVLIMID® sales.

Research and Development:  Research and development expenses and related percentages for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	In thousands $

Research and development	$398,590	$258,621	$190,834
Increase from prior year	$139,969	$67,787	$29,982
Percentage increase from prior year	54.1%	35.5%	18.6%
Percentage of total revenue	28.4%	28.8%	35.5%

2007 compared to 2006:  Research and development expenses increased by $140.0 million in 2007 compared to 2006 primarily due to spending related to clinical research and development in support of multiple programs, including REVLIMID® and other IMiDs® across a broad range of cancers, including NHL and CLL. Expenses also increased to support ongoing research of other compounds, such as our kinase and ligase inhibitor programs and placental-derived stem/progenitor cell program. Regulatory spending increased primarily due to the expansion of REVLIMID® in international markets. The expense for 2007 also included a combined $41.1 million in collaborative research and development arrangements for early stage compounds with Array BioPharma Inc. and PTC Therapeutics.

In 2007, research and development expenses consisted of $137.7 million spent on human pharmaceutical clinical programs, including $41.1 million for collaborative research and development arrangements; $203.0 million spent on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $42.8 million spent on biopharmaceutical discovery and development programs; and $15.1 million spent on placental stem cell and biomaterials programs. These expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and THALOMID®, and for other compounds such as: CC-10004, our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-α and which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; CC-4047, CC-11006 and CC-11050 which are currently either being evaluated in Phase I clinical trials or for which Phase II clinical trials are planned or ongoing; and our kinase and ligase inhibitor programs as well as the placental stem cell program.

2006 compared to 2005:  Research and development expenses increased by $67.8 million in 2006 compared to 2005, primarily due to spending related to clinical research and development; medical information and education expenses, which support educating and training the medical community on hematological cancers such as multiple myeloma and MDS; and ongoing development of a broad range of compounds and placental-derived stem cell programs.

In 2006, we spent $95.4 million on human pharmaceutical clinical programs; $109.1 million on other pharmaceutical programs, including toxicology, analytical research and development, drug discovery, quality and regulatory affairs; $40.8 million on biopharmaceutical discovery and development programs; and $13.3 million on placental stem cell and biomaterials programs.

Research and development expense may continue to grow as earlier stage compounds are moved through the preclinical and clinical stages. Due to the significant risk factors and uncertainties inherent in preclinical tests and clinical trials associated with each of our research and development projects, the cost to complete such projects can vary. The data obtained from these tests and trials may be susceptible to varying interpretation that could delay, limit or prevent a project’s advancement through the various stages of clinical development, which would significantly impact the costs incurred to bring a project to completion.

For information about the commercial and development status and target diseases of our drug compounds, refer to the product overview table contained in Part I, Item I, “Business,” of this Annual Report.

Selling, General and Administrative:  Selling, general and administrative expenses and related percentages for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	In thousands $

Selling, general and administrative expenses	$451,870	$339,669	$181,796
Increase from prior year	$112,201	$157,873	$67,600
Percentage increase from prior year	33.0%	86.8%	59.2%
Percentage of total revenue	32.1%	37.8%	33.9%

2007 compared to 2006:  Selling, general and administrative expenses increased by $112.2 million in 2007 compared to 2006, reflecting an increase in sales force costs related to REVLIMID® product launch activities in Europe and an increase in spending related to our continued expansion throughout Europe, Japan, Australia and Canada. Donations to non-profit foundations that assist patients with their co-payments also increased in 2007 compared to 2006.

2006 compared to 2005:  Selling, general and administrative expenses increased by $157.9 million in 2006 compared to 2005 primarily due to $62.3 million of share-based compensation expense resulting from the application of SFAS 123R, which became effective January 1, 2006 and a $63.8 million increase in commercial expenses related to REVLIMID® sales and marketing efforts in the United States. Spending related to the expansion of our U.S. and international organization and donations to non-profit foundations that assist patients with their co-payments also contributed to the expense increase.

Interest and investment income, net:  Interest and investment income, net and related percentages for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	In thousands $

Interest and investment income, net	$109,813	$40,352	$24,557
Increase (decrease) from prior year	$69,461	$15,795	$(3,783)
Percentage increase (decrease) from prior year	172.1%	64.3%	—13.3%

Interest and investment income, net increased by $69.5 million in 2007 compared to 2006 due to higher average cash, cash equivalents and marketable securities balances resulting from the November 2006 issuance of an additional 20,000,000 shares of our common stock, which generated net proceeds of $1.006 billion. The year ended December 31, 2007 included other-than-temporary impairment losses on marketable securities available for sale of $5.5 million.

Interest and investment income, net increased by $15.8 million in 2006 compared to 2005 due to the favorable impact of the November 2006 issuance of an additional 20,000,000 shares of our common stock, increase in net realized gains from the sale of certain marketable securities and higher short-term interest rates. Included in 2006 and 2005 were other-than-temporary impairment losses on marketable securities available for sale of $3.8 million and $3.1 million, respectively.

Equity in losses of affiliated companies:  Under the equity method of accounting, we recorded losses of $4.5 million, $8.2 million and $6.9 million in 2007, 2006 and 2005, respectively. The $3.7 million decrease in losses in 2007 compared to 2006 was primarily due to our investment in EntreMed Inc., which included a charge of $3.1 million for in-process research and development related to EntreMed’s acquisition of Miikana Therapeutics Inc. in 2006. The $1.3 million increase in losses in 2006 compared to 2005 was primarily due to our share of losses from EntreMed.

Interest expense:  Interest expense was $11.1 million, $9.4 million and $9.5 million in 2007, 2006 and 2005, respectively, and primarily reflected interest and amortization of debt issuance costs related to the $400 million convertible notes issued on June 3, 2003. The $1.7 million increase in 2007 was due to the inclusion of a full year’s interest on the note payable to Siegfried resulting from the December 2006 acquisition of the API manufacturing facility in Switzerland, and was partially offset by a decrease in interest on the convertible notes resulting from a substantial amount of conversions to common stock during the month of December 2007.

Other income (expense), net:  Other income (expense), net for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	In thousands $

Other income (expense), net	$(2,350)	$5,502	$(7,509)
Increase (decrease) in income from prior year	$(7,852)	$13,011	$(9,163)

The $7.9 million decrease in other income (expense), net in 2007 compared to 2006 was partly due to a decrease in foreign exchange gains of $3.8 million.

Other income (expense), net increased by $13.0 million in 2006 compared to 2005 primarily due to an increase in foreign exchange gains of $6.1 million and a $6.5 million decrease in losses in the estimated value of our investment in EntreMed warrants.

Income tax provision:  The income tax provision for 2007 was $290.5 million and reflects tax expense impacted by certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses which include share-based compensation expense related to incentive stock options. The income tax provision for 2006 was $133.9 million and reflects tax expense impacted by certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses which include share-based compensation expense related to incentive stock options.

The income tax provision for 2005 was $20.6 million and reflects tax expense impacted by certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and non-deductible expenses. This was partially offset by the benefit from the elimination of valuation allowances totaling $42.6 million as of March 31, 2005, which was based on the fact that we determined it was more likely than not that certain benefits of our deferred tax assets would be realized.

Net income:  Net income and per common share amounts for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	In thousands, except per share amounts

Net income	$226,433	$68,981	$63,656
Per common share amounts:(1) Basic	$0.59	$0.20	$0.19
Diluted(2)	$0.54	$0.18	$0.18
Weighted average shares:
Basic	383,225	352,217	335,512
Diluted	431,858	407,181	390,585

(1)	Amounts have been adjusted for the two-for-one stock split effected in February 2006.

(2)	In computing diluted earnings per share, the numerator has been adjusted to add-back the after-tax amount of interest expense recognized in the year on our convertible debt.

2007 compared to 2006:  Net income increased by $157.5 million in 2007 compared to 2006 primarily due to an increase in total revenues, primarily from the sales of REVLIMID®; increase in interest and investment income resulting from the issuance of an additional 20,000,000 shares of common stock in November 2006; decrease in the overall income tax rate from 66% in 2006 to 56% in 2007; partially offset by increased operating expenses required to support organizational growth, research and development and the launch of REVLIMID® in Europe.

2006 compared to 2005:  Net income increased in 2006, compared to 2005, primarily due to an increase in total revenues partially offset by $53.2 million of after-tax share-based compensation expense resulting from the application of SFAS 123R, which became effective January 1, 2006; inclusion in 2005 of the one-time benefit of $42.6 million recognized from the elimination of deferred tax asset valuation allowances; and higher operating expenses in 2006.

Liquidity and Capital Resources

Cash flows from operating, investing and financing activities for the years ended December 31, 2007, 2006 and 2005 were as follows:

				Increase (Decrease)
				2007	2006
	2007	2006	2005	Versus 2006	Versus 2005
	In thousands $

Net cash provided by operating activities	$477,500	$83,561	$41,917	$393,939	$41,644
Net cash (used in) provided by investing activities	$(990,186)	$6,784	$(103,131)	$(996,970)	$109,915
Net cash provided by financing activities	$287,695	$1,221,246	$52,631	$(933,551)	$1,168,615

Operating Activities:  Net cash provided by operating activities increased in 2007 compared to 2006, primarily due to increased earnings, payables, accrued expenses and taxes payable.

Investing Activities:  Net cash used by investing activities in 2007 included $893.3 million from the net purchases of available-for-sale marketable securities, $64.4 million of capital expenditures and $23.4 million for purchases of investment securities. Net cash provided by investing activities in 2006 included $77.8 million from net sales of available-for-sale marketable securities, partially offset by $46.1 million of capital expenditures; $12.4 million for the purchase of an API manufacturing facility from Siegfried Ltd; $7.4 million for equity method investments; and $5.1 million for purchases of investment securities. For 2008, capital expenditures are estimated to be $120.0 million.

Financing Activities:  Net cash provided by financing activities in 2007 included $144.7 million of cash received from the exercise of employee stock options and the excess tax benefit recognized of $143.0 million.

Net cash provided by financing activities in 2006 included $1.006 billion from our November 2006 public offering, wherein we issued an additional 20,000,000 shares of our common stock at a public offering price of $51.60 per share. Cash received from the exercise of employee stock options in 2006 was $113.1 million and the excess tax benefit recognized was $102.0 million.

Cash, cash equivalents, marketable securities and working capital:  Working capital and cash, cash equivalents and marketable securities for the years ended December 31, 2007, 2006 and 2005 were as follows:

			2007
	2007	2006	Increase
	In thousands $

Cash, cash equivalents and marketable securities	$2,738,918	$1,982,220	$756,698
Working capital(1)	$2,835,205	$1,990,969	$844,236

(1)	Includes cash, cash equivalents and marketable securities, accounts receivable, net of allowances, inventory, and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, cash equivalents and marketable securities:  We invest our excess cash primarily in money market funds and in U.S. government debt, U.S. government agency debt, U.S. government-sponsored agency debt, and corporate debt. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The increase in cash, cash equivalents and marketable securities from December 31, 2006 to December 31, 2007 was primarily due to net cash provided from operations and proceeds from stock option exercises.

Accounts receivable, net:  Accounts receivable, net increased by $39.5 million in 2007 compared to 2006 due to increased sales. Days of sales outstanding in 2007 improved by approximately four days compared to 2006. Accounts receivable, net increased $49.9 million in 2006 compared to 2005 due to higher net sales, which reflected the launch of REVLIMID® in the United States.

Inventory:  Inventory in 2007 increased $23.7 million compared to 2006 primarily due to an increases in REVLIMID® inventories, resulting from the product’s introduction in international markets.

Other current assets:  Other current assets increased $21.0 million in 2007 compared to 2006 primarily due to an increase in prepaid foreign sales and use taxes and the inclusion of Pharmion deferred merger costs in 2007.

Accounts payable, accrued expenses and other current liabilities:  Accounts payable, accrued expenses and other current liabilities increased $76.5 million in 2007 compared to 2006 primarily due to increases in accruals for clinical trial costs and an increase in sales return accruals.

Income taxes payable:  Income taxes payable increased $131.4 million in 2007 compared to 2006 primarily from provisions for income taxes of $290.5 million offset by a tax benefit on stock option exercises of $159.3 million.

We expect that combined spending for research and development, international expansion, commercialization of products and capital investments will remain at a high level. However, we anticipate that existing cash, cash equivalents and marketable securities available for sale, combined with cash received from expected net product sales and revenues from various research, collaboration and royalty agreements, will provide sufficient capital resources to fund our operations for the foreseeable future.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2007:

	Payment Due by Period
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	In millions $

Convertible note obligations	$196.6	$—	$—	$—	$196.6
Operating leases	12.1	22.2	11.8	4.5	50.6
ALKERAN® supply agreements	30.5	7.7	—	—	38.2
Manufacturing facility note payable	3.6	7.2	7.2	14.1	32.1
Other contract commitments	21.5	3.7	—	—	25.2

Total	$264.3	$40.8	$19.0	$18.6	$342.7

Convertible Debt:  In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes outstanding at December 31, 2007 can be converted at any time into 16,227,441 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share. At December 31, 2007, the fair value of the remaining convertible notes outstanding exceeded their carrying value of $196.6 million by $514.4 million (for more information refer to Note 9 of the Notes to the Consolidated Financial Statements).

Operating leases:  We lease office and research facilities under various operating lease agreements in the United States, Europe, Canada, Japan, Australia and Singapore. The non-cancelable lease terms for the operating leases expire at various dates between 2008 and 2016 and include renewal options. In general, we are also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. For more information on the major facilities that we occupy under lease arrangements refer to Part I, Item 2, “Properties”.

ALKERAN® Purchase Commitment:  In March 2003, we entered into a supply and distribution agreement with GlaxoSmithKline, or GSK, to distribute, promote and sell ALKERAN® (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN® tablets and ALKERAN® for infusion from GSK and distribute the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. On December 31, 2007, the remaining minimum purchase requirements under the agreement totaled $38.2 million.

Manufacturing Facility Note Payable:  In December 2006, we purchased an API manufacturing facility and certain other assets and liabilities from Siegfried located in Zofingen, Switzerland. The assets were purchased for a U.S. dollar equivalency of approximately $46.0 million, consisting of a payment of approximately $12.4 million at the closing, $3.4 million payable in each of the first five following years and $3.3 million in each of the subsequent five years. The transaction included a technical service agreement which allows us to retain the necessary support to operate the plant. At December 31, 2007, the remaining commitment based on year-end exchange rates was a U.S. dollar equivalency of approximately $32.1 million, which includes imputed interest.

Other Contract Commitments:  In connection with the acquisition of Penn T on October 21, 2004, we entered into a five-year minimum period Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited under which PPSL provides the services and facilities necessary for the manufacture of THALOMID® and other thalidomide formulations. At December 31, 2007, the remaining costs to be incurred was approximately $4.5 million.

We have committed to invest $20.0 million in an investment fund over a ten-year period, which is callable at any time. On December 31, 2007, our remaining investment commitment was $17.0 million. For more information refer to Note 17 of the Notes to the Consolidated Financial Statements included in this Annual Report.

Other contract commitments at December 31, 2007 also include $3.6 million of various contractual obligations.

Income Taxes Payable:  We have provided a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $211.3 million, at December 31, 2007. The timing of the settlement of these amounts was not reasonably estimable at December 31, 2007. The Company does not expect a settlement within the next twelve months.

New Accounting Principles

In February 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS 155, which permits a fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. We have adopted the provisions of SFAS 155 effective January 1, 2007 and have determined that it had no impact on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the provisions of FIN 48 effective January 1, 2007. FIN 48 had no cumulative effect adjustment related to the adoption. Refer to Note 16 to the Consolidated Financial Statements for additional information.

On May 2, 2007, the FASB issued FASB Staff Position FIN 48-1, or FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. We retroactively adopted the provisions of FSP FIN 48-1 effective January 1, 2007 and have determined that it had no impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis while the effective date for nonfinancial and financial assets and liabilities that are recognized on a recurring basis is effective beginning January 1, 2008. We have determined that the adoption of SFAS 157 will not have a material impact on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP 00-19-2, which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP 00-19-2 was issued in December 2006 and was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. We have adopted the provisions of FSP 00-19-2 effective

January 1, 2007 and have determined that the adoption had no impact on our consolidated financial statements. Refer to Note 9 to the Consolidated Financial Statements for additional information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 will be effective for us beginning January 1, 2008 and is not expected to have a material impact on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3, which provides that non-refundable advance payments for future research and development activities should be deferred and capitalized until the related goods are delivered or the related services are performed. EITF 07-3 will be effective for us on a prospective basis beginning January 1, 2008.

In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-1 will be effective for us beginning January 2009 on a retrospective basis. We are currently evaluating the impact of the adoption of EITF 07-1 will have, if any, on our consolidated financial statements.

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

Revenue Recognition on Collaboration Agreements:  We have formed collaborative research and development agreements and alliances with several pharmaceutical companies. These agreements are in the form of research and development and license agreements. The agreements call for nonrefundable upfront payments, milestone payments on achieving significant milestone events, and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the compounds receive regulatory marketing approval.

Our revenue recognition policies for all nonrefundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition,” or SAB 104. In addition, we follow the provisions of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, for multiple element revenue arrangements entered into or materially amended after June 30, 2003. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement.

Under arrangements where the license fees and research and development activities can be accounted for as a separate unit of accounting, nonrefundable upfront license fees are deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is nonrefundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with achievement of the milestone. If any of these conditions are not met, we would recognize a proportionate amount of the milestone payment upon receipt as revenue that correlates to work already performed and the remaining portion of the milestone payment will be deferred and recognized as revenue as we complete our performance obligations.

Gross to Net Sales Accruals for Sales Returns, Medicaid Rebates and Chargebacks:  Our gross to net sales accruals for Sales Returns, Medicaid Rebates and Chargebacks are based on our sales and/or estimates of third-party inventories. Our accrual methodologies are described in more detail below.

THALOMID® is distributed under our S.T.E.P.S.® distribution program. Among other things, S.T.E.P.S.®, which is a proprietary comprehensive education and risk-management distribution program, requires prescribers, patients and dispensing pharmacies to participate in a registry and prohibits the filling of a THALOMID® order unless the physician, patient and pharmacy have all obtained an appropriate authorization number. Automatic refills are not permitted under the program. Each prescription may not exceed a 28-day supply and a new prescription is required with each order. Although we invoice through traditional pharmaceutical wholesalers, all THALOMID® orders are drop-shipped directly to the prescribing pharmacy overnight. Wholesaler stocking of this product is prohibited. In addition, we do not offer commercial discounts on our products to pharmacies or hospitals and, therefore, have no commercial distributor chargebacks.

REVLIMID® is distributed under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID®, and is sold primarily through contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel. The RevAssist® program includes most of the same attributes of the S.T.E.P.S.® program mentioned above.

ALKERAN® is distributed through the more traditional pharmaceutical industry supply chain. ALKERAN® is not subjected to S.T.E.P.S.® or RevAssist® distribution restrictions. It may be stocked by multiple wholesalers and prescribed by physicians without our preauthorization.

Sales Returns:  We base our sales returns allowance, which primarily relates to THALOMID®, on estimated on-hand retail/hospital inventories, actual returns history and other known factors, such as the trend experience for lots where product is still being returned and inventory centralization and rationalization initiatives conducted by major pharmacy chains. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. We do not use information from external sources in estimating our product returns. As indicated above, THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. REVLIMID® is distributed primarily through contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date.

External factors such as price changes from competitors and introductions of new and generic competing products could have an impact on our sales returns. Our sales returns have not been impacted thus far by such external factors; however, we continue to monitor such factors. Our sales returns allowances were $39.8 million, $54.6 million and $21.3 million in 2007, 2006 and 2005, respectively, which equates to an accrual rate of

2.7%, 5.7% and 3.9% of gross product sales in each of the three respective years. A 10% increase in our 2007 returns rate would have resulted in a $4.0 million decrease in our 2007 reported revenue.

Medicaid Rebates:  Our Medicaid rebate accruals are computed using the Medicaid rebate formula established by the Center for Medicare and Medicaid Services. This formula establishes a quarterly Unit Rebate Amount (URA) for eligible drugs based on our quarterly average manufacturers price (AMP). We apply the calculated AMP to estimated quarterly Medicaid dispense quantities for our products. Actual Medicaid dispense quantities are reported by individual states on a 45-60 day quarter-end lag. Differences in Medicaid rebate accruals resulting from differences in the estimated Medicaid dispense quantities and actual Medicaid dispense quantities are adjusted in the following period. The URA calculation allows for manufacturer price increases based on increases in the Consumer Price Index-All Urban Consumers. Price increases in excess of the allowable Medicaid increase result in a higher unit rebate amount. Our Medicaid rebate allowances increased in 2007 compared to 2006 due primarily to increased sales of REVLIMID® as well as price increases for both THALOMID® and REVLIMID® above the allowable Medicaid increase.

Distributor Chargebacks:  As indicated above, we do not offer commercial discounts on our products to pharmacies or hospitals and, therefore, have no commercial distributor chargebacks. Our distributor chargebacks result from the difference between prices paid by the wholesaler to acquire our products and the lower prices the wholesaler is legally obligated to extend to federally funded healthcare providers such as Veterans Affairs and Department of Defense entities as well as non-federal PHS/340B entities. We estimate distributor chargeback allowances at the time of sale based on the pharmacies to which the order was drop-shipped and its eligibility for the lower pricing. Actual chargeback credits claimed by the wholesaler may significantly differ from our accruals. THALOMID® chargeback allowances are more sensitive to current price changes due to the cumulative increase to the THALOMID® wholesale acquisition price since its initial commercial launch date. REVLIMID® chargeback allowances are less sensitive to current wholesale acquisition cost price increases due to its relatively recent commercial launch date.

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

Our 2007 effective tax rate is approximately 56.2%. The effective tax rate exceeds the statutory tax rate primarily due to certain expenses incurred in taxing jurisdictions outside the United States for which we do not presently receive a tax benefit and nondeductible expenses which include share-based compensation expense related to incentive stock options. We operate under an incentive tax holiday in Switzerland that expires in 2015 and exempts us from certain Swiss taxes. Likewise, expenses currently being incurred in Switzerland do not provide a tax benefit. To the extent we receive approvals in markets outside the United States, and manufacture and generate taxable income subject to our Swiss tax holiday, we would expect our effective tax rate to be lower in the future.

We adopted the provisions of FIN 48 and FSP FIN 48-1 effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no cumulative effect adjustment related to the adoption. We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes. These unrecognized tax benefits relate primarily to issues common among multinational corporations in our industry. We apply a variety of methodologies in making these estimates which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as our own industry experience. We provide estimates for unrecognized tax benefits. If our estimates are not representative of actual outcomes, our results could be materially impacted.

At March 31, 2005, we determined it was more likely than not that we would generate sufficient taxable income to realize the benefits of our deferred tax assets and, as a result, eliminated certain deferred tax valuation allowances, which resulted in us recording an income tax benefit in 2005 of $42.6 million and an increase to additional paid-in capital of $30.2 million. The decision to eliminate the deferred tax valuation allowances was based on an external Independent Data Monitoring Committee’s, or IDMC, analysis of two Phase III Special Protocol Assessment multiple myeloma trials and the conclusion that these trials exceeded the pre-specified stopping rule. The IDMC found a statistically significant improvement in time to disease progression — the primary endpoint of these Phase III trials — in patients receiving REVLIMID® plus dexamethasone compared to patients receiving dexamethasone alone. This, in concert with our nine consecutive quarters of profitability, led to the conclusion that it was more likely than not that we would generate sufficient taxable income to realize the benefits of our deferred tax assets.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2007, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.

Share-Based Compensation:  We adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” or SFAS 123R, effective January 1, 2006, which requires that all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates to be made by management including the expected forfeiture rate and expected term of the options. Management also makes decisions regarding the method of calculating the expected volatilities and the risk-free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date (for additional information refer to Note 13 of the Notes to the Consolidated Financial Statements included in this Annual Report).

Other-Than-Temporary Impairments of Available-For-Sale Marketable Securities: A decline in the market value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security established. The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment and requires consideration of available quantitative and qualitative evidence in evaluating the potential impairment. Factors evaluated to determine whether the investment is other-than-temporarily impaired include: significant deterioration in the issuer’s earnings performance, credit rating, asset quality, business prospects of the issuer, adverse changes in the general market conditions in which the issuer operates, length of time that the fair value has been below our cost, our expected future cash flows from the security and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. Assumptions associated with these factors are subject to future market and economic conditions, which could differ from our assessment. During 2007 and 2006, we determined that certain securities had sustained other-than-temporary impairments and, as a result, we recognized impairment losses of $5.5 million and $3.8 million in 2007 and 2006, respectively, which were recorded in interest and investment income, net.

Investment in Affiliated Companies:  Our investment in affiliated companies includes an investment in EntreMed which had a carrying value of $12.2 million and a fair value of $12.4 million at December 31, 2007. If the carrying value of our investment were to exceed its fair value, we would review it to determine if an other-than-temporary decline in value of the investment has been sustained. If the investment is determined to have sustained an other-than-temporary decline in value, the investment will be written-down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. We evaluate information that we are aware of in addition to quoted market prices, if any, in determining if an other-than-temporary decline in value exists.

Accounting for Long-Term Incentive Plans:  We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three three-year performance cycles running concurrently ending December 31, 2008, 2009 and 2010. The 2008 performance cycle was approved by the Management Compensation and Development Committee of the Board of Directors in February 2008 and began on January 1, 2008 with an ending date of December 31, 2010. Performance measures for each LTIP are based on the following components in the last year of the three-year cycle: 25% on earnings per share, 25% on net income and 50% on revenue.

Payouts may be in the range of 0% to 200% of the participant’s salary for the 2008, 2009 and 2010 plans. The estimated payout for the concluded 2007 cycle is $6.2 million and the maximum potential payout, assuming objectives are achieved at the maximum level for the 2008, 2009 and 2010 cycles, are $6.4 million, $8.0 million and $10.0 million, respectively. Such awards are payable in cash or, at our discretion, in our common stock based upon our stock price at the payout date. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control. For 2007, 2006 and 2005, we recognized expense related to the LTIP of $6.9 million, $4.6 million and $4.4 million, respectively.

Accruals recorded for the LTIP entail making certain assumptions concerning future earnings per share, net income and revenues, the actual results of which could be materially different than the assumptions used. Accruals for the LTIP are reviewed on a regular basis and revised accordingly so that the liability recorded reflects updated estimates of future payouts. In estimating the accruals, management considers actual results to date for the performance period, expected results for the remainder of the performance period, operating trends, product development, pricing and competition.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2007, our market risk sensitive instruments consisted of derivatives, marketable securities available for sale, unsecured convertible notes issued by us and our notes payable to Siegfried.

Derivatives:  We periodically utilize forward contracts to economically hedge non-functional currency exposures. At December 31, 2007, we had foreign currency forward contracts outstanding to hedge non-

functional currency assets denominated in Swiss Francs, British Pounds, Japanese Yen and U.S. dollars. The aggregate notional amount of these contracts was $43.1 million and they expire within one year. The contracts are hedges of receivables at U.K. and Swiss foreign entities and are remeasured through earnings each period along with the underlying hedged item. At December 31, 2007, the net unrealized gain on the forward contracts was approximately $0.1 million in the aggregate.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the year-end exchange rates were to adversely change by a hypothetical 10% decrease in the underlying currencies, the fair value of the contracts would decrease by approximately $7.6 million. However, since the contracts hedge assets denominated in currencies other than the entity’s functional currency, any change in the fair value of the contract would be offset by a change in the underlying value of the hedged items.

Marketable Securities Available for Sale:  At December 31, 2007, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, mortgage-backed obligations, corporate debt securities and 1,939,598 shares of Pharmion Corporation common stock. Marketable securities available for sale are carried at fair value, held for an unspecified period of time and intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and investment income, net.

As of December 31, 2007, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	In thousands $

Principal amount	$624,243	$694,011	$55,988	$10,000	$1,384,242
Fair value	$625,830	$705,326	$56,943	$10,623	$1,398,722
Average interest rate	4.6%	4.5%	4.7%	4.5%	4.6%

Pharmion Common Stock:  At December 31, 2007, we held a total of 1,939,598 shares of Pharmion Corporation common stock, which had an estimated fair value of approximately $121.9 million (based on the closing price reported by the National Association of Securities Dealers Automated Quotations, or NASDAQ), and, which exceeded the cost by approximately $101.7 million. The amount by which the fair value exceeded the cost (i.e., the unrealized gain) was included in accumulated other comprehensive income in the stockholders’ equity section of the Consolidated Balance Sheet. The fair value of the Pharmion common stock investment is subject to market price volatility and any increase or decrease in Pharmion’s common stock quoted market price will have a similar percentage increase or decrease in the fair value of our investment (Refer to Note 2 of the Notes to the Consolidated Financial Statements for information related to the proposed merger with Pharmion).

Convertible Debt:  In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes outstanding at December 31, 2007 can be converted at any time into 16,227,441 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share (for more information refer to Note 9 of the Notes to the Consolidated Financial Statements). At December 31, 2007, the fair value of the convertible notes exceeded the carrying value of $196.6 million by approximately $514.4 million, which we believe reflects the increase in the market price of our common stock to $46.21 per share as of December 31, 2007. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.

Note Payable:  At December 31, 2007, the fair value of our note payable to Siegfried approximated the carrying value of the note of $26.2 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The fair value of the note will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The note is denominated in Swiss francs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2007, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited Celgene Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Celgene Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Celgene Corporation and subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Celgene Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007, and our report dated February 19, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
February 19, 2008

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12 , 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2007 in connection with our 2008 Annual Meeting of Stockholders.

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

(a)(3) Exhibits

The following exhibits are filed with this report or incorporated by reference:

Exhibit
No.	Exhibit Description

1.1	Underwriting Agreement, dated November 3, 2006, between the Company and Merrill Lynch Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities Inc. as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006).
2.1	Purchase Option Agreement and Plan of Merger, dated April 26, 2002, among the Company, Celgene Acquisition Corp. and Anthrogenesis Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 dated November 13, 2002 (No. 333-101196)).
2.2	Amendment to the Purchase Option Agreement and Plan of Merger, dated September 6, 2002, among the Company, Celgene Acquisition Corp. and Anthrogenesis Corp. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 dated November 13, 2002 (No. 333-101196)).
2.3	Asset Purchase Agreement by and between the Company and EntreMed, Inc., dated as of December 31, 2002 (incorporated by reference to Exhibit 99.6 to the Company’s Schedule 13D filed on January 3, 2003).
2.4	Securities Purchase Agreement by and between EntreMed, Inc. and the Company, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed on January 3, 2003).
2.5	Share Acquisition Agreement for the Purchase of the Entire Issued Share Capital of Penn T Limited among Craig Rennie and Others, Celgene UK Manufacturing Limited and the Company dated October 21, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 26, 2004).
2.6	Agreement and Plan of Merger, dated as of November 18, 2007, by and among Pharmion Corporation, Celgene Corporation and Cobalt Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007.
3.1	Certificate of Incorporation of the Company, as amended through February 16, 2006 (incorporated by reference to Exhibit 3.1 to the Company’ Annual Report on Form 10-K for the year ended December 31, 2005).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, dated September 16, 1996), as amended effective May 1, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006).
4.1	Rights Agreement, dated as of September 16, 1996, between the Company and American Stock Transfer & Trust Company (incorporated by reference to the Company’s Registration Statement on Form 8A, filed on September 16, 1996), as amended on February 18, 2000 (incorporated by reference to Exhibit 99 to the Company’s Current Report on Form 8-K filed on February 22, 2000), as amended on August 13, 2003 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2003).
4.2	Indenture dated as of June 3, 2003 between the Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 14, 2003 (No. 333-107977)).

Exhibit
No.	Exhibit Description

10.1	Purchase and Sale Agreement between Ticona LLC, as Seller, and the Company, as Buyer, relating to the purchase of the Company’s Summit, New Jersey, real property (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.2	1986 Stock Option Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 13, 1990).
10.3	1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated May 30, 1997).
10.4	1995 Non-Employee Directors’ Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated May 24, 1999).
10.5	Form of indemnification agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.6	Services Agreement effective May 1, 2006 between the Company and John W. Jackson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.7	Employment Agreement effective May 1, 2006 between the Company and Sol J. Barer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.8	Employment Agreement effective May 1, 2006 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.9	Celgene Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).
10.10	Form of Stock Option Agreement to be issued in connection with the Celgene Corporation Replacement Stock Option Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-3 dated May 18, 1998 (No. 333-52963)).
10.11	1998 Stock Incentive Plan, Amended and Restated as of April 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q for the quarter ended June 30, 2006).
10.12	Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail Laboratories Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 1998).
10.13	Registration Rights Agreement dated as of July 6, 1999 between the Company and the Purchasers in connection with the issuance of the Company’s 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.14	Development and License Agreement between the Company and Novartis Pharma AG, dated April 19, 2000 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.15	Collaborative Research and License Agreement between the Company and Novartis Pharma AG, dated December 20, 2000 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.16	Custom Manufacturing Agreement between the Company and Johnson Matthey Inc., dated March 5, 2001 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.17	Manufacturing and Supply Agreement between the Company and Mikart, Inc., dated as of April 11, 2001 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.18	Distribution Services Agreement between the Company and Ivers Lee Corporation, d/b/a Sharp, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
No.	Exhibit Description

10.19	Amendment No. 1 to the 1992 Long-Term Incentive Plan, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.20	Amendment No. 1 to the 1995 Non-Employee Directors’ Incentive Plan, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.21	Amendment No. 2 to the 1995 Non-Employee Directors’ Incentive Plan, effective as of April 18, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.22	Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by referring to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.23	Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.24	Agreement dated August 2001 by and among the Company, Children’s Medical Center Corporation, Bioventure Investments KFT and EntreMed Inc. (certain portions of the agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request has been granted) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.25	Exclusive License Agreement among the Company, Children’s Medical Center Corporation and, solely for purposes of certain sections thereof, EntreMed, Inc., effective December 31, 2002 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.26	Supply Agreement between the Company and Sifavitor s.p.a., dated as of September 28, 1999 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.27	Supply Agreement between the Company and Siegfried (USA), Inc., dated as of January 1, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.28	Distribution and Supply Agreement by and between SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Celgene Corporation, entered into as of March 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.29	Securities Purchase Agreement dated as of April 8, 2003 between the Company and Pharmion Corporation in connection with the purchase by the Company of Pharmion’s Senior Convertible Promissory Note in the principal amount of $12,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.30	Purchase Agreement dated May 28, 2003 between the Company and Morgan Stanley & Co. Incorporated, as Initial Purchaser, in connection with the purchase of $400,000,000 principal amount of the Company’s 1 3/4% Convertible Note Due 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.31	Registration Rights Agreement dated as of June 3, 2003 between the Company, as Issuer, and Morgan Stanley & Co. Incorporated, as Initial Purchaser (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 dated August 14, 2003 (No. 333-107977)).
10.32	Form of 1 3/4% Convertible Note Due 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-3 dated August 14, 2003).
10.33	Technical Services Agreement among the Company, Celgene UK Manufacturing II, Limited (f/k/a Penn T Limited), Penn Pharmaceutical Services Limited and Penn Pharmaceutical Holding Limited dated October 21, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
No.	Exhibit Description

10.34	Purchase and Sale Agreement between Ticona LLC and the Company dated August 6, 2004, with respect to the Summit, New Jersey property (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.35	Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.36	License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.37	Amendment No. 1, dated March 3, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.38	Letter Agreement, dated March 3, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.39	Amendment No. 2, dated April 8, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.40	Letter Agreement, dated August 18, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.41	Letter Agreement, dated December 3, 2004, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.42	Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.43	Amendment No. 2 to the Amended and Restated Distribution and License Agreement dated as of November 16, 2001, as amended March 4, 2003 and supplemented June 18, 2003, by and between Pharmion GmbH and Celgene UK Manufacturing II, Limited, dated December 3, 2004 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.44	Sublease between Gateway, Inc. (“Sublandlord”) and Celgene Corporation (“Subtenant”), entered into as of December 10, 2001, with respect to the San Diego property (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.45	Lease Agreement, dated January 16, 1987, between the Company and Powder Horn Associates, with respect to the Warren, New Jersey property (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, dated July 24, 1987) (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.46	Amendment No. 3 to the 1995 Non-Employee Directors’ Incentive Plan, effective as of April 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.47	Amendment No. 4 to the 1995 Non-Employee Directors’ Incentive Plan, effective as of April 5, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-126296).

Exhibit
No.		Exhibit Description

10.48		Amendment No. 1 to the 1998 Stock Incentive Plan, Amended and Restated as of April 23, 2003, effective as of April 14, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-126296).
10.49		Forms of Award Agreement for the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-3 dated December 30, 2005 (Registration No. 333-75636).
10.50		Supply Agreement between the Company and Evotec OAI Limited, dated August 1, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.51		Commercial Contract Manufacturing Agreement between the Company and OSG Norwich Pharmaceuticals, Inc., dated April 26, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.52		Finished Goods Supply Agreement (Revlimidtm) between the Company and Penn Pharmaceutical Services Limited, dated September 8, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.53		Distribution Services and Storage Agreement between the Company and Sharp Corporation, dated January 1, 2005 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.54		Amendment No. 2 to the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.55		Asset Purchase Agreement dated as of December 8, 2006 by and between Siegfried Ltd., Siegfried Dienste AG and Celgene Chemicals Sàrl (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which request is still pending) (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.56		Celgene Corporation Management Incentive Plan (MIP) and Performance Plan (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.57		Letter Agreement between the Company and David W. Gryska (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.58		Amendment to Letter Agreement between the Company and David W. Gryska (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
10.59		Amendment No. 5 to the Celgene Corporation 1995 Non-Employee Directors’ Incentive Plan (amended and restated as of June 22, 1999 and as further amended) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10	.60.	Amendment No. 3 to the Celgene Corporation 1998 Stock Incentive Plan effective August 22, 2007 (amended and restated as of April 23, 2007 and as further amended) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.61		Voting Agreement, dated as of November 18, 2007, by and among Celgene Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

Exhibit
No.		Exhibit Description

10.62		Merger Agreement, dated as of November 18, 2007, between Pharmion Corporation and Celgene Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2007).
14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
21	.1*	List of Subsidiaries.
23	.1*	Consent of KPMG LLP.
24	.1*	Power of Attorney (included in Signature Page).
31	.1*	Certification by the Company’s Chief Executive Officer.
31	.2*	Certification by the Company’s Chief Financial Officer.
32	.1*	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32	.2*	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

(c)	See Financial Statements immediately following Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule.

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

Date: February 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sol J. Barer Sol J. Barer	Chairman of the Board and Chief Executive Officer	February 19, 2008

/s/ Robert J. Hugin Robert J. Hugin	Director, Chief Operating Officer	February 19, 2008

/s/ David W. Gryska David W. Gryska	Chief Financial Officer	February 19, 2008

/s/ Ernest Mario Ernest Mario	Director	February 19, 2008

/s/ Michael D. Casey Michael D. Casey	Director	February 19, 2008

/s/ Rodman L. Drake Rodman L. Drake	Director	February 19, 2008

/s/ Arthur Hull Hayes, Jr. Arthur Hull Hayes, Jr.	Director	February 19, 2008

/s/ Gilla Kaplan Gilla Kaplan	Director	February 19, 2008

Signature	Title	Date

/s/ James Loughlin James Loughlin	Director	February 19, 2008

/s/ Richard C. E. Morgan Richard C. E. Morgan	Director	February 19, 2008

/s/ Walter L. Robb Walter L. Robb	Director	February 19, 2008

/s/ Andre Van Hoek Andre Van Hoek	Controller (Principal Accounting Officer)	February 19, 2008

The foregoing constitutes a majority of the directors.

CELGENE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts.” These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 1, 13 and 16 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 and Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
February 19, 2008

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands,
	except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,218,273	$1,439,415
Marketable securities available for sale	1,520,645	542,805
Accounts receivable, net of allowances of $4,659 and $6,625 at December 31, 2007 and 2006, respectively	167,252	127,777
Inventory	49,076	25,371
Deferred income taxes	20,506	87,979
Other current assets	108,669	87,657

Total current assets	3,084,421	2,311,004

Property, plant and equipment, net	197,428	146,645
Investment in affiliated companies	14,422	16,379
Intangible assets, net	92,658	100,509
Goodwill	39,033	38,494
Other assets	183,322	122,760

Total assets	$3,611,284	$2,735,791

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,876	$24,410
Accrued expenses	159,220	112,992
Income taxes payable	4,989	84,859
Convertible notes	196,555	—
Current portion of deferred revenue	7,666	7,647
Other current liabilities	26,625	9,795

Total current liabilities	432,931	239,703

Convertible notes	—	399,889
Deferred revenue, net of current portion	60,303	63,027
Non-current income taxes payable	211,307	—
Other non-current liabilities	62,799	56,995

Total liabilities	767,340	759,614

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 407,150,694 and 380,092,309 shares at December 31, 2007 and 2006, respectively	4,072	3,801
Common stock in treasury, at cost; 4,026,116 and 4,057,553 shares at December 31, 2007 and 2006, respectively	(149,519)	(148,097)
Additional paid-in capital	2,780,849	2,209,889
Retained earnings (deficit)	124,660	(101,773)
Accumulated other comprehensive income	83,882	12,357

Total stockholders’ equity	2,843,944	1,976,177

Total liabilities and stockholders’ equity	$3,611,284	$2,735,791

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006	2005
	(In thousands,
	except per share amounts)

Revenue:
Net product sales	$1,300,441	$811,605	$445,625
Collaborative agreements and other revenue	20,109	18,189	41,334
Royalty revenue	85,270	69,079	49,982

Total revenue	1,405,820	898,873	536,941
Expenses:
Cost of goods sold	130,239	125,892	80,727
Research and development	398,590	258,621	190,834
Selling, general and administrative	451,870	339,669	181,796

Total expenses	980,699	724,182	453,357

Operating income	425,121	174,691	83,584
Other income and expense:
Interest and investment income, net	109,813	40,352	24,557
Equity in losses of affiliated companies	4,488	8,233	6,923
Interest expense	11,127	9,417	9,497
Other income (expense), net	(2,350)	5,502	(7,509)

Income before income taxes	516,969	202,895	84,212

Income tax provision	290,536	133,914	20,556

Net income	$226,433	$68,981	$63,656

Net income per common share:
Basic	$0.59	$0.20	$0.19
Diluted	$0.54	$0.18	$0.18
Weighted average shares:
Basic	383,225	352,217	335,512

Diluted	431,858	407,181	390,585

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Cash flows from operating activities:
Net income	$226,433	$68,981	$63,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of long-term assets	31,535	25,714	14,286
Provision for accounts receivable allowances	9,489	2,169	1,028
Realized loss on marketable securities available for sale	6,232	4,390	1,853
Unrealized loss on value of EntreMed warrants	101	418	6,875
Equity in losses of affiliated companies	3,578	7,401	6,236
Non-cash stock-based compensation expense	58,825	76,748	(243)
Amortization of premium (discount) on marketable securities available for sale, net	(3,080)	(3,101)	1,763
Amortization of debt issuance cost	2,443	2,443	2,443
Deferred income taxes	(10,077)	(55,491)	(47,120)
Shares for employee benefit plans	5,365	6,517	3,506
Other	179	94	1,030
Change in current assets and liabilities, excluding the effect of acquisition:
Increase in accounts receivable	(47,367)	(55,290)	(33,061)
(Increase) decrease in inventory	(23,967)	(1,600)	4,125
Increase in other operating assets	(19,933)	(53,464)	(21,514)
Increase (decrease) in accounts payable and accrued expenses	83,729	(32,989)	11,809
Increase in income tax payable	157,621	93,265	29,919
Decrease in deferred revenue	(3,606)	(2,644)	(4,674)

Net cash provided by operating activities	477,500	83,561	41,917

Cash flows from investing activities:
Capital expenditures	(64,359)	(58,582)	(35,861)
Business acquisition	—	—	(7,152)
Proceeds from sales and maturities of marketable securities available for sale	1,654,354	857,918	598,319
Purchases of marketable securities available for sale	(2,547,686)	(780,101)	(647,815)
Investment in affiliated companies	(1,621)	(7,400)	(10,500)
Purchases of investment securities	(23,356)	(5,051)	—
Purchase of intangible assets	—	—	(122)
Other	(7,518)	—	—

Net cash provided by (used in) investing activities	(990,186)	6,784	(103,131)

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	144,703	113,072	52,640
Excess tax benefit from share-based compensation arrangements	142,992	101,992	—
Repayment of capital lease and note obligations	—	—	(9)
Issuance of common stock	—	1,006,182	—

Net cash provided by financing activities	287,695	1,221,246	52,631

Effect of currency rate changes on cash and cash equivalents	3,849	4,508	(3,328)

Net increase (decrease) in cash and cash equivalents	(221,142)	1,316,099	(11,911)
Cash and cash equivalents at beginning of period	1,439,415	123,316	135,227

Cash and cash equivalents at end of period	$1,218,273	$1,439,415	$123,316

Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss (gain) on marketable securities available for sale	$(81,325)	$(16,576)	$60,098

Matured shares tendered in connection with stock option exercises	$(6,457)	$(104,183)	$(50,295)

Conversion of convertible notes	$203,334	$95	$16

Accrual for business and other long term asset purchases	$—	$—	$4,250

Note payable for purchase of manufacturing facility	$—	$26,086	$—

Supplemental disclosure of cash flow information:
Interest paid	$6,700	$6,999	$7,000

Income taxes paid	$—	$25,677	$36,258

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2007, 2006 and 2005
					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common	Treasury	Paid-in	Earnings	Income
	Stock	Stock	Capital	(Deficit)	(Loss)	Total
	(Dollars in thousands)

Balances at December 31, 2004	$1,651	$(306)	$641,907	$(234,410)	$68,602	$477,444

Net income				63,656		63,656
Other comprehensive income:
Decrease in unrealized gain on available for sale securities, net of tax					(46,171)	(46,171)
Reclassification adjustment for losses included in net income					1,853	1,853
Income tax benefit upon recognition of deferred tax assets and liabilities					(14,775)	(14,775)
Currency translation adjustments					(9,421)	(9,421)

Comprehensive income						$(4,858)
Recognition of deferred tax asset			30,199			30,199
Treasury stock -mature shares tendered related to option exercise		(50,295)				(50,295)
Issuance of common stock related to the 2:1 February 17, 2006 stock split	1,720		(1,720)			—
Conversion of long-term convertible notes			16			16
Exercise of stock options and warrants	69		76,346			76,415
Issuance of common stock for employee benefit plans	1		3,506			3,507
Expense related to restricted stock granted to employees			(243)			(243)
Income tax benefit upon exercise of stock options			103,590			103,590

Balances at December 31, 2005	$3,441	$(50,601)	$853,601	$(170,754)	$88	$635,775
Net income				68,981		68,981
Other comprehensive income:
Increase in unrealized gain on available for sale securities, net of tax					6,499	6,499
Reclassification adjustment for losses included in net income					4,390	4,390
Currency translation adjustments					1,380	1,380

Comprehensive income						$81,250
Treasury stock — mature shares tendered related to option exercise		(104,183)				(104,183)
Issuance of common stock related to the 2:1 February 17, 2006 stock split	15		(15)			—
Conversion of long-term convertible notes	—		95			95
Issuance of common stock related to the secondary stock offering	200		1,005,982			1,006,182
Exercise of stock options and warrants	144	1,476	158,221			159,841
Issuance of common stock for employee benefit plans		5,211	1,306			6,517
Issuance of restricted stock	1		(1)			—
Expense related to stock-based compensation and restricted stock granted to employees			76,748			76,748
Income tax benefit upon exercise of stock options			113,952			113,952

Balances at December 31, 2006	$3,801	$(148,097)	$2,209,889	$(101,773)	$12,357	$1,976,177
Net income				226,433		226,433
Other comprehensive income:
Increase in unrealized gain on available for sale securities, net of tax					47,834	47,834
Reclassification adjustment for losses included in net income					6,232	6,232
Minimum pension liability adjustment, net of tax					(31)	(31)
Currency translation adjustments					17,490	17,490

Comprehensive income						$297,958
Treasury stock — mature shares tendered related to option exercise		(6,457)				(6,457)
Costs related to 2006 secondary stock offering			(3)			(3)
Conversion of long-term convertible notes	168		203,166			203,334
Exercise of stock options and warrants	103		146,763			146,866
Issuance of common stock for employee benefit plans		5,035	2,901			7,936
Expense related to stock-based compensation and restricted stock granted to employees			58,825			58,825
Income tax benefit upon exercise of stock options			159,308			159,308

Balances at December 31, 2007	$4,072	$(149,519)	$2,780,849	$124,660	$83,882	$2,843,944

See accompanying Notes to Consolidated Financial Statements

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2007
(Thousands of dollars, except per share amounts, unless otherwise indicated)

(1)	Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Basis of Presentation:  Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. The Company’s commercial stage products include REVLIMID®, THALOMID®, ALKERAN® and FOCALINtm. FOCALINtm is sold exclusively to Novartis Pharma AG, or Novartis. The Company also derives revenues from a licensing agreement with Novartis which entitles it to royalties on FOCALIN XRtm and the entire RITALIN® family of drugs; a licensing and product supply agreement with Pharmion Corp. for its sales of thalidomide; and sales of bio-therapeutic products and services through its Cellular Therapeutics subsidiary.

The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All inter-company transactions and balances have been eliminated. Investments in limited partnerships and interests where we have an equity interest of 50% or less and do not otherwise have a controlling financial interest are accounted for by either the equity or cost method. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The Company is subject to certain risks and uncertainties related to product development, regulatory approval, market acceptance, scope of patent and proprietary rights, intense competition, rapid technological change and product liability.

Financial Instruments:  Certain financial instruments reflected in the Consolidated Balance Sheets, (e.g., cash, cash equivalents, account receivable, certain other assets, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature. The fair values of financial instruments other than marketable securities are determined through a combination of management estimates and information obtained from third parties using the latest market data. The fair value of available-for-sale marketable securities is based on quoted market prices. The carrying value of the note payable to Siegfried was $26.2 million at December 31, 2007 and approximated its fair value. The fair values of the following financial instruments are disclosed in the following footnotes: marketable securities (Note 4); EntreMed, Inc. common stock (Note 7); and convertible debt (Note 9).

Derivative Instruments:  The Company periodically utilizes forward contracts to economically hedge non-functional currency exposures. At December 31, 2007, the Company had foreign currency forward contracts outstanding to hedge non-functional currency assets denominated in Swiss Francs, British Pounds, Japanese Yen, and U.S. dollars. The aggregate notional amount of these contracts was $43.1 million and they expire within one year. The contracts are hedges of receivables at U.K. and Swiss foreign entities and are remeasured through operations each period. At December 31, 2007, the net unrealized gain on the forward contracts was approximately $0.1 million in the aggregate.

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash in money market funds and in highly liquid debt instruments, including U.S. Treasury securities, U.S. government-sponsored agency securities, mortgage-backed obligations, corporate debt securities, and 1,939,598 shares of Pharmion common stock. Investments with maturities of three months or less from the date of purchase are classified as cash equivalents and investments with maturities of greater than three months from date of purchase are classified as marketable securities available for sale. Marketable securities available for sale are carried at fair value, held for an indefinite period of time and intended for use in meeting the Company’s ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, along with realized gains and losses, is included in interest and investment income, net.

A decline in the market value of any available-for-sale security below its carrying value that is determined to be other-than-temporary would result in a charge to earnings and decrease in the security’s carrying value to its newly established fair value. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in earnings performance, credit rating, asset quality, or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and, issues that raise concerns about the issuer’s ability to continue as a going concern.

Concentration of Credit Risk:  Cash, cash equivalents, and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. Treasury securities, U.S. government-sponsored agency securities, mortgage-backed obligations and corporate debt securities with high credit ratings. The Company may also invest in unrated or below investment grade securities, such as equity in private companies. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to react to changes in market risk and take advantage of trends in yields and interest rates.

The Company sells THALOMID® and ALKERAN® primarily through wholesale distributors and REVLIMID® primarily to specialty pharmacies; therefore, wholesale distributors account for a large portion of the Company’s trade receivables and net product revenues (refer to Note 18). In light of this concentration, the Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, aging of receivable balances and general economic conditions.

Inventory:  Inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise unsaleable items. If unsaleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. Included in inventory are raw materials used in the production of preclinical and clinical products, which are charged to research and development expense when consumed.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is recorded using the straight-line method. Leasehold improvements are depreciated over the lesser of the economic useful life of the asset or the remaining term of the lease, including anticipated renewal options. The estimated useful lives of plant and equipment are as follows:

Buildings	40 years
Building and operating equipment	15 years
Manufacturing machinery and equipment	10 years
Machinery and equipment	5 years
Furniture and fixtures	5 years
Computer equipment and software	3-5 years

Maintenance and repairs are charged to operations as incurred, while expenditures for improvements which extend the life of an asset are capitalized.

Investment in Affiliated Companies:  At December 31, 2007, the Company held 10,364,864 shares of EntreMed, Inc. common stock, representing an ownership interest of approximately 12.2% in EntreMed. The Company also holds 3,350,000 shares of EntreMed voting preferred shares that are convertible into

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

16,750,000 shares of common stock and therefore, the Company determined that it has the ability to exercise significant influence over EntreMed and therefore, applies the equity method of accounting to its common stock investment. The Company also applies the equity method of accounting for its investment in an investment fund which invests in start-up companies conducting business in life sciences such as biotechnology, pharmaceuticals, medical technology, devices, diagnostics and health and wellness.

Equity investments are reviewed on a regular basis for possible impairment. If an investment’s fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its newly established fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: market value of the investment based on either market-quoted prices or future rounds of financing by the investee; length of time that the market value was below its cost basis; financial condition and business prospects of the investee; the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; any other information that the Company may be aware of related to the investment.

Goodwill and Other Intangible Assets:  Goodwill represents the excess of purchase price over fair value of net assets acquired in an acquisition accounted for by the purchase method of accounting and is not amortized, but subject to impairment testing at least annually. Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur as described below.

The Company’s intangible assets consist of supply agreements, contract-based licenses, technology and an acquired workforce. Remaining amortization periods related to these categories range from 4 to 13 years.

Impairment of Long-Lived Assets:  Long-lived assets, such as property, plant and equipment, software costs and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of the assets exceed their estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of their carrying amount or fair value, less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

Foreign Currency Translation:  Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity’s most predominant cash flows. The results of operations for non-U.S. entities are translated from functional currencies into U.S. dollars using the average currency rate during each period, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of the Company’s foreign entities into the U.S. dollar are excluded from the determination of net income and are recorded as a component of other comprehensive income. Transaction gains and losses are recorded as incurred in other income (expense), net in the Consolidated Statements of Operations.

Research and Development Costs:  Research and development costs are expensed as incurred. These include all internal costs, external costs related to services contracted by the Company and research services conducted for others. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Milestone

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product.

Income Taxes:  The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Research and development tax credits are recognized as a reduction of the provision for income taxes when realized. The Company recognizes the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained. Prior to 2007, the Company recognized the benefit of certain tax positions it had taken or expected to take on income tax returns it filed if such positions were probable of being sustained.

Revenue Recognition:  Revenue from the sale of products is recognized when title and risk of loss of the product is transferred to the customer. Provisions for discounts, early payments, rebates, sales returns and distributor charge-backs under terms customary in the industry are provided for in the same period the related sales are recorded. Provisions recorded in 2007, 2006 and 2005 totaled approximately $166.4 million, $153.5 million and $103.2 million, respectively.

We base our sales returns allowance, which primarily relates to THALOMID®, on estimated on-hand retail/hospital inventories, actual returns history and other known factors, such as the trend experience for lots where product is still being returned and inventory centralization and rationalization initiatives conducted by major pharmacy chains. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. We do not use information from external sources in estimating our product returns. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. REVLIMID® is distributed primarily through contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date.

Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement in the agreement, are recorded as deferred revenue and recognized over the estimated service period of the last item of performance to be delivered. If the estimated service period is subsequently modified, the period over which the up-front fee is recognized is modified accordingly on a prospective basis.

SAB No. 104 requires companies to identify separate units of accounting based on the consensus reached in Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables”, or EITF 00-21. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue-recognition policy must be determined for the entire arrangement. Under arrangements where the license fees and research and development activities can be accounted for as a separate unit of accounting,

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

nonrefundable upfront license fees are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is nonrefundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and, (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with achievement of the milestone. If any of these conditions are not met, the Company would recognize a proportionate amount of the milestone payment upon receipt as revenue that correlates to work already performed and the remaining portion of the milestone payment would be deferred and recognized as revenue as the Company completes its performance obligations.

Share-Based Compensation:  In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R, which revised SFAS No. 123, “Accounting For Stock-Based Compensation,” or, SFAS 123, and superseded Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and required that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value for all awards granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption.

The Company adopted SFAS 123R effective January 1, 2006 and selected the Black-Scholes method of valuation to determine the fair value of share-based payments. The Company applied the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statements of Operations over the remaining service period after the adoption date based on the original estimate of the fair value of the award. SFAS 123R required that compensation costs be recognized based on the estimated number of awards expected to vest. Changes in the estimated forfeiture rates are reflected prospectively.

Prior to January 1, 2006, the Company applied the intrinsic-value method of accounting for share-based compensation prescribed by APB 25, and related interpretations. As such, compensation expense for grants of stock options to employees or members of the Board of Directors were recorded on the date of grant only if the current market price of the Company’s common stock exceeded the exercise price. SFAS 123 established accounting and disclosure requirements using a fair-value-based method of accounting for share-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of APB 25 described above, and adopted only the disclosure requirements of SFAS 123, as amended by SFAS No. 148, “Accounting For Stock-Based Compensation — Transition and Disclosure.”

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table illustrates the effect on net income and net income per common share applicable to common stockholders for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions for share-based compensation of SFAS 123, as amended:

2005

Net income as reported	$63,656
Add: share-based employee compensation expense included in reported income, net of tax	(143)
Less: share-based employee compensation expense determined under fair-value-based method (net of tax)	(52,746)

Basic pro forma net income	$10,767
Interest expense on convertible debt, net of tax	5,571

Diluted pro forma net income	$16,338

Net income per common share:
Basic, as reported	$0.19
Basic, pro forma	$0.03
Diluted, as reported	$0.18
Diluted, pro forma	$0.03

Earnings Per Share:  Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that is determined to be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding as if the outstanding convertible debt was converted into shares of common stock and assuming potentially dilutive common shares, resulting from option exercises, had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The proceeds used to repurchase common stock are assumed to be the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise.

Comprehensive Income:  The components of comprehensive income consists of net income, changes in currency translation adjustments, changes in the minimum pension liability and the after-tax effects of changes in net unrealized gains (losses) on marketable securities classified as available for sale.

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A summary of accumulated other comprehensive income is summarized as follows:

	Net Unrealized	Foreign	Minimum	Accumulated
	Gains From	Currency	Pension	Other
	Investments,	Translation	Liability,	Comprehensive
	Net of Tax	Adjustment	Net of Tax	Income

Balance December 31, 2005	$4,833	$(4,745)	$—	$88
Period Change	10,889	1,380	—	12,269

Balance December 31, 2006	15,722	(3,365)	—	12,357
Period Change	54,066	17,490	(31)	71,525

Balance December 31, 2007	$69,788	$14,125	$(31)	$83,882

Capitalized Software Costs:  The Company capitalizes software costs incurred in connection with developing or obtaining software. Capitalized software costs are included in property, plant and equipment, net and are amortized over their estimated useful life of three to five years from the date the systems are ready for their intended use.

New Accounting Principles:  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” or SFAS 155, which permits a fair value re-measurement for any hybrid financial instrument which contains an embedded derivative that would otherwise require bifurcation. The Company adopted the provisions of SFAS 155 effective January 1, 2007 and determined that it had no impact on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007 and had no cumulative effect adjustment related to the adoption. Refer to Note 16, “Income Taxes,” for additional information.

On May 2, 2007, the FASB issued FASB Staff Position FIN 48-1, or FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The Company retroactively adopted the provisions of FSP FIN 48-1 effective January 1, 2007 and has determined that it had no impact on its consolidated financial statements.

In December 2006, the FASB issued FSP EITF Issue No. 00-19-2, “Accounting for Registration Payment Arrangements,” or FSP 00-19-2, which addresses an issuer’s accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.” FSP 00-19-2 was issued in December 2006 and was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that were entered into or modified subsequent to the issuance of FSP 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, it is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted the provisions of FSP 00-19-2 effective January 1, 2007 and has determined that it had no impact on its consolidated financial statements. Refer to Note 9, “Convertible Debt,” for additional information.

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis while the effective date for nonfinancial and financial assets and liabilities that are recognized on a recurring basis is effective beginning January 1, 2008. The Company has determined that the adoption of SFAS 157 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159’s objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlight the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company has determined that the adoption of SFAS 159 will not have a material impact on its consolidated financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3, which provides that non-refundable advance payments for future research and development activities should be deferred and capitalized until the related goods are delivered or the related services are performed. EITF 07-3 will be effective for the Company on a prospective basis beginning January 1, 2008 and evaluated on a contract by contract basis.

In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaboration Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-01 will be effective for the Company beginning January 2009 on a retrospective basis. The Company is currently evaluating the impact of the adoption of EITF 07-1 will have, if any, on its consolidated financial statements.

(2)	Proposed Merger with Pharmion Corporation

On November 18, 2007, the Company entered into a merger agreement to acquire Pharmion Corporation, or Pharmion, under which Pharmion will become a wholly owned subsidiary of the Company. The transaction will be accounted for as a purchase. Under the purchase method of accounting for business combinations, the assets and liabilities of Pharmion will be recorded at their fair values on the acquisition date.

Under the terms of the merger agreement, each share of Pharmion common stock will be converted into the right to receive (i) that number of shares of Celgene common stock equal to the quotient, which we refer to as the exchange ratio, determined by dividing $47.00 by the volume weighted average price per share of Celgene common stock (rounded to the nearest cent) on The Nasdaq Global Select Market for the 15 consecutive trading days ending on (and including) the third trading day immediately prior to the effective time of the merger, which we refer to as the measurement price; provided, however, that if the measurement price is less than $56.15, each share of Pharmion common stock will be converted into the right to receive 0.8370 shares of Celgene common stock and if the measurement price is greater than $72.93, each share of

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Pharmion common stock will be converted into the right to receive 0.6445 shares of Celgene common stock and (ii) $25.00 in cash, without interest. Each outstanding unvested option to purchase shares of Pharmion common stock will be converted into an unvested option to acquire such number of shares of Celgene common stock equal to the product of (i) the number of shares of Pharmion common stock subject to such option immediately prior to the effective time of the merger and (ii) the option exchange ratio, as defined in the merger agreement. Each outstanding vested option to purchase shares of Pharmion common stock will be canceled and will entitle the holder to receive only the consideration (subject to all applicable income and employment withholding taxes) such holder would have received if such holder had effected a cashless exercise of such vested option to purchase Pharmion common stock immediately prior to the effective time of the merger, and the shares of Pharmion common stock issued upon such cashless exercise were converted in the merger into the consideration to be received by the Pharmion stockholders described above. Restricted stock units held under Pharmion’s equity compensation plans will become fully vested immediately prior to the effective time of the merger and, subject to applicable income and employment withholding taxes, will be canceled as of the effective time of the merger and converted into the right to receive the per share merger consideration to be received by holders of shares of Pharmion common stock as described above. Pharmion stockholders will not receive any fractional shares of Celgene common stock in the merger. Instead, any stockholder who would otherwise be entitled to a fractional share of Celgene common stock will be entitled to receive an amount of cash (rounded down to the nearest whole cent), without interest, equal to the product of such fraction multiplied by the measurement price.

The boards of directors of Pharmion and Celgene have unanimously approved the merger and merger agreement. Completion of the merger is subject to customary closing conditions, including approval of the merger by the stockholders of Pharmion and contains customary representations, warrants and covenants made by Pharmion and the Company. Upon completion of the merger, the Celgene’s stockholders are expected to own approximately 93% of the combined company and Pharmion stockholders are expected to own approximately 7% of the combined company, on a fully diluted basis. The Hart-Scott-Rodino Act, or HSR, thirty day waiting period has expired without the United States Federal Trade Commission, or FTC, requesting additional information with regard to the merger. In addition, the Bundeskartellamt, Germany’s Federal Cartel Office in charge of reviewing the antitrust aspects of mergers and acquisitions, has cleared Celgene’s pending acquisition of Pharmion Corporation. On February 5, 2008 the Form S-4 relating to the merger of Pharmion and Celgene was declared effective by the SEC. The merger is expected to be completed in March 2008 following approval of a majority of Pharmion shareholders. Either party may be obligated to pay a termination fee of $70.0 million if the merger agreement is terminated under certain circumstances.

Through December 31, 2007, we have capitalized $7.5 million of costs relating to legal, financial and accounting advisory services performed in connection with the proposed merger with Pharmion, which are included in other assets in the accompanying balance sheet.

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(3)	Earnings per Share (EPS)

	2007	2006	2005

Net income	$226,433	$68,981	$63,656
Interest expense on convertible debt, net of tax	5,394	5,571	5,571

Net income for diluted computation	$231,827	$74,552	$69,227

Weighted average shares (in thousands):
Basic	383,225	352,217	335,512
Effect of dilutive securities:
Options, warrants and other incentives	16,710	21,949	22,051
Convertible debt	31,923	33,015	33,022

Diluted	431,858	407,181	390,585

Net Income Per Share:
Basic	$0.59	$0.20	$0.19
Diluted	$0.54	$0.18	$0.18

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 7,018,350, 3,647,015 and 10,223,974 shares in 2007, 2006 and 2005, respectively.

(4)	Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $1.006 billion and $1.401 billion at December 31, 2007 and 2006, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2007 and 2006 were as follows:

	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Mortgage-backed obligations	$216,255	$2,253	$(108)	$218,400
U.S. Treasury securities	150,175	1,410	(28)	151,557
U.S. government-sponsored agency securities	969,312	10,690	(131)	979,871
Corporate debt securities	13,448	19	(1,611)	11,856
Private cash fund shares	37,038	—	—	37,038
Marketable equity securities	20,212	101,711	—	121,923

Total available-for-sale marketable securities	$1,406,440	$116,083	$(1,878)	$1,520,645

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gain	Loss	Value

Mortgage-backed obligations	$62,137	$281	$(426)	$61,992
U.S. Treasury securities	53,260	—	(497)	52,763
U.S. government-sponsored agency securities	349,756	70	(3,771)	346,055
Corporate debt securities	13,477	17	(470)	13,024
Other asset-backed securities	17,315	1,731	—	19,046
Marketable equity securities	20,212	29,713	—	49,925

Total available-for-sale marketable securities	$516,157	$31,812	$(5,164)	$542,805

Mortgage-backed obligations include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. Private cash fund shares are investments in enhanced cash comingled funds. Other asset-backed securities are securities backed by collateral other than mortgage obligations. Unrealized losses for mortgage-backed obligations, U.S. Treasury securities and U.S. government-sponsored agency securities were primarily due to increases in interest rates. Unrealized losses for corporate debt were due to increases in interest rates as well as widening credit spreads. The Company has sufficient liquidity and intends to hold these securities with unrealized losses until the market value recovers. Moreover, the Company believes it is probable that it will collect all amounts due according to the contractual terms of the individual investments.

The fair value of available-for-sale securities with unrealized losses at December 31, 2007 was as follows:

	Less Than 12 Months		12 Months or Longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed obligations	$19,822	$26	$8,558	$82	$28,380	$108
U.S. Treasury securities	3,150	11	5,459	17	8,609	28
U.S. government-sponsored agency securities	32,256	87	8,780	44	41,036	131
Corporate debt securities	—	—	11,557	1,611	11,557	1,611

Total	$55,228	$124	$34,354	$1,754	$89,582	$1,878

During the years ended December 31, 2007 and 2006, the Company determined that certain securities had sustained an other-than-temporary impairment due to a reduction in their future estimated cash flows and as a result, the Company recognized impairment losses of $5.5 million and $3.8 million, respectively, which were recorded in interest and investment income, net.

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Duration periods of debt securities classified as available-for-sale were as follows at December 31, 2007:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$623,818	$625,830
Duration of one through three years	696,249	705,326
Duration of three through five years	56,304	56,943
Duration of over five years	9,857	10,623

Total	$1,386,228	$1,398,722

(5)  Inventory

A summary of inventories by major category follows:

	2007	2006

Raw materials	$8,899	$10,133
Work in process	21,214	4,715
Finished goods	18,963	10,523

Total	$49,076	$25,371

(6)	Property, Plant and Equipment

Plant and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Land	$19,250	$18,586
Buildings	37,850	19,436
Building and operating equipment	4,286	3,308
Leasehold improvements	14,499	8,505
Machinery and equipment	72,925	66,167
Furniture and fixtures	12,310	6,977
Computer equipment and software	45,676	31,662
Construction in progress	55,304	36,725

Subtotal	262,100	191,366
Less accumulated depreciation and amortization	64,672	44,721

Total	$197,428	$146,645

(7)	Investment in Affiliated Companies

A summary of the Company’s equity investment in affiliated companies follows:

Investment in Affiliated Companies	2007	2006

Investment in affiliated companies(1)	$2,191	$3,689
Excess of investment over share of EntreMed equity(2)	12,231	12,690

Investment in affiliated companies	$14,422	$16,379

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Equity in Losses of Affiliated Companies	2007	2006	2005

Celgene’s share of losses(1)	$3,277	$7,099	$1,617
Write-off of in-process research and development	—	—	4,383
Elimination of intercompany transaction(3)	910	832	687
Amortization of intangibles(2)	301	302	236

Equity in losses of affiliated companies	$4,488	$8,233	$6,923

(1)	The Company records its interest and share of losses in EntreMed Inc. and Burrill Life Sciences Capital Fund III based on its ownership percentage.

(2)	Consists of goodwill of $12,231 at December 31, 2007 and intangible asset and goodwill of $301 and $12,389, respectively, at December 31, 2006.

(3)	Under a license agreement between EntreMed and Royalty Pharma Finance Trust, EntreMed is entitled to share in the THALOMID® royalty payments that the Company pays to Royalty Pharma on annual THALOMID® sales above a certain threshold. As prescribed by the equity method of accounting, the Company’s share of EntreMed’s royalties, based on its ownership percentage in EntreMed, is eliminated from cost of goods sold and reflected in equity in losses of affiliated companies.

The fair value of the Company’s common stock investment in EntreMed, Inc. at December 31, 2007 and 2006 was $12.4 million and $16.4 million, respectively.

(8)	Other Financial Information

Accrued expenses at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Compensation	$45,280	$42,422
Interest, royalties, license fees and milestones	15,749	14,741
Sales returns	16,734	9,480
Rebates, distributor chargebacks and distributor services	18,041	18,101
Clinical trial costs and grants	37,885	14,526
Other	25,531	13,722

Total	$159,220	$112,992

Other non-current liabilities at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Deferred compensation and long-term incentives	$26,549	$19,422
Notes payable -Siegfried, net of current portion	22,636	22,594
Deferred income taxes	10,604	12,191
Other	3,010	2,788

Total	$62,799	$56,995

Notes Payable:  In December 2006, the Company purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (referred to here together as “Siegfried”) located in Zofingen, Switzerland. The transaction included a technical service agreement which allows the Company to retain the necessary support to operate the plant. The assets were purchased for a U.S. dollar equivalency of approximately $46.0 million, consisting of payment of

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

approximately $12.4 million at the closing, $3.4 million payable in each of the first five following years and $3.3 million in each of the subsequent five years. The present value of the note payable was a U.S. dollar equivalency of approximately, $26.2 million at December 31, 2007, of which $3.5 million, representing the amount due within one-year, was included in other current liabilities with the remainder included in other non-current liabilities. The Company imputed interest on the note payable using the effective yield method with a discount rate of 7.68%. At December 31, 2007, payments totaling a U.S. dollar equivalency of approximately $17.7 million due over years 6 to 10 are forgiven if, pursuant to its right, the Company elects to sell the facility back to Siegfried.

(9)	Convertible Debt

In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes due June 2008. The notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock as adjusted, or a conversion price of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company’s common stock of $8.075 per share, after adjusting prices for the two-for-one stock splits affected on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under other assets on the consolidated balance sheet and are being amortized over five years. Under the terms of the purchase agreement, the noteholders at December 31, 2007 can convert the outstanding notes at any time into 16,227,441 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a “fundamental change” in the indenture governing the notes. Subsequent to the September 2003 issuance date, $203.4 million of principal has been converted into 16,796,239 shares of common stock.

The Company’s convertible notes are classified as current liabilities due to their maturity in June 2008. Based on the price of the Company’s common stock at December 31, 2007, the Company expects the remaining noteholders to convert the notes into shares of common stock and does not expect such conversion to have a material impact on its financial condition, liquidity or capital resources.

At December 31, 2007 and December 31, 2006, the fair value of the Company’s convertible notes outstanding exceeded the carrying value of $196.6 million and $399.9 million by approximately $514.4 million and $1,507.1 million, respectively.

Under the Registration Rights Agreement for the notes, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the earlier of: (i) two years after the conversion of the last convertible note into common stock or (ii) September 2010. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a liability for liquidated damages at December 31, 2007. In the unlikely event that it becomes probable that the Company would have to pay liquidated damages under the Registration Rights Agreement, the Company has estimated the maximum potential liquidated damages as of December 31, 2007 to be approximately $2.0 million per year.

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

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(10)	Intangible Assets and Goodwill

Intangible Assets:  A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2007	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$109,982	$(21,470)	$88,512	12.9
License	4,250	(614)	3,636	13.8
Technology	297	(36)	261	12.0
Acquired workforce	318	(69)	249	5.0

Total	$114,847	$(22,189)	$92,658	12.9

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2006	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$108,462	$(12,296)	$96,166	12.9
License	4,250	(307)	3,943	13.8
Technology	122	(12)	110	12.0
Acquired workforce	295	(5)	290	5.0

Total	$113,129	$(12,620)	$100,509	12.9

The $1.7 million increase in gross carrying value of intangible assets from December 31, 2006 to December 31, 2007 was principally due to the impact of foreign currency translation.

Amortization of acquired intangible assets was approximately $9.5 million, $9.0 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $9.4 million per year.

Goodwill:  At December 31, 2007, the Company’s recorded goodwill related to the acquisition of Penn T on October 21, 2004. The changes in the carrying value of goodwill are summarized as follows:

Balance, December 31, 2005	$33,815
Foreign currency translation	4,679

Balance, December 31, 2006	$38,494
Foreign currency translation	539

Balance, December 31, 2007	$39,033

(11)	Related Party Transactions

Under a license agreement between EntreMed and Royalty Pharma Finance Trust, EntreMed is entitled to share in the THALOMID® royalty payments that the Company pays to Royalty Pharma on annual THALOMID® sales in the United States above a certain threshold. The Company’s share of EntreMed’s royalties, based on its ownership percentage in EntreMed, is eliminated from cost of goods sold and reflected in equity in losses of affiliated companies (refer to Note 7).

In March 2005, the Company licensed to EntreMed rights to develop and commercialize its tubulin inhibitor compounds. Under the terms of the agreement, Celgene received an up-front license payment of $1.0 million and is entitled to additional payments upon successful completion of certain clinical, regulatory

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

and sales milestones. Under the agreement, EntreMed will provide all resources needed to conduct clinical research and regulatory activities associated with seeking marketing approvals of the tubulin inhibitors for oncology applications.

(12)	Stockholders’ Equity

Preferred Stock:  The Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.

Common Stock:  At December 31, 2007, the Company was authorized to issue up to 575,000,000 shares of common stock. At December 31, 2007, shares of common stock issued totaled 407,150,694.

Treasury Stock:  During 2007, 2006 and 2005, certain employees exercised stock options containing a reload feature and, pursuant to the Company’s stock option plan, tendered 106,517, 2,348,010 and 1,932,154 stock split-adjusted mature shares, respectively, related to stock option exercises. Such tendered shares are reflected as treasury stock. At December 31, 2007, treasury shares totaled 4,026,116.

A summary of changes in common stock issued and treasury stock is presented below after adjustments of the two-for-one stock split in February 2006:

		Common Stock
	Common Stock	in Treasury

December 31, 2004	330,158,396	(21,128)
Exercise of stock options and warrants	13,700,750	—
Issuance of common stock for employee benefit plans	264,692	—
Treasury stock — mature shares tendered related to option exercises	—	(1,932,154)
Conversion of long-term convertible notes	1,320	—

December 31, 2005	344,125,158	(1,953,282)

Exercise of stock options and warrants	15,839,310	42,575
Issuance of common stock for employee benefit plans	—	201,164
Treasury stock — mature shares tendered related to option exercises	—	(2,348,010)
Conversion of long-term convertible notes	7,841	—
Issuance of restricted stock	120,000	—
Issuance of common stock in connection with public offering	20,000,000	—

December 31, 2006	380,092,309	(4,057,553)

Exercise of stock options and warrants	10,271,307	—
Issuance of common stock for employee benefit plans	—	137,954
Treasury stock — mature shares tendered related to option exercises	—	(106,517)
Conversion of long-term convertible notes	16,787,078	—

December 31, 2007	407,150,694	(4,026,116)

Rights Plan:  During 1996, the Company adopted a shareholder rights plan, or Rights Plan. The Rights Plan involves the distribution of one right as a dividend on each outstanding share of the Company’s common stock to each holder of record on September 26, 1996. Each right entitles the holder to purchase one-tenth of a

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

share of common stock. The rights trade in tandem with the common stock until, and are exercisable upon, certain triggering events, and the exercise price is based on the estimated long-term value of the Company’s common stock. In certain circumstances, the Rights Plan permits the holders to purchase shares of the Company’s common stock at a discounted rate. The Company’s Board of Directors retains the right at all times prior to acquisition of 15% of the Company’s voting common stock by an acquirer, to discontinue the Rights Plan through the redemption of all rights or to amend the Rights Plan in any respect. The Rights Plan, as amended on February 17, 2000, increased the exercise price per right from $100.00 to $700.00 and extended the final expiration date of the Rights Plan to February 17, 2010. On August 13, 2003, the Rights Plan was further amended to permit a qualified institutional investor to beneficially own up to 17% of the Company’s common stock outstanding without being deemed an “acquiring person,” if such institutional investor meets certain requirements.

(13)	Share-Based Compensation

The Company has a shareholder approved 1998 Stock Incentive Plan, or the 1998 Incentive Plan, that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other share-based awards to employees and officers of the Company. The aggregate number of shares of common stock that may be subject to awards under the 1998 Plan is 84,000,000 shares, subject to adjustment under certain circumstances. The Management Compensation and Development Committee of the Board of Directors, or the Compensation Committee, may determine the type, amount and terms, including vesting, of any awards made under the Incentive Plan. Effective August 22, 2007, the Company amended the 1998 Incentive Plan to provide for continued vesting of stock options and stock appreciation rights, granted on or after September 1, 2007, during the three-year period following a participant’s “retirement” (as defined in the 1998 Incentive Plan), provided that the Compensation Committee under the 1998 Incentive Plan or its designee receives not less than six months written notice of the participant’s intent to retire. The 1998 Incentive Plan will terminate in 2008.

With respect to options granted under the 1998 Incentive Plan, the exercise price may not be less than the market price of the common stock on the date of grant. In general, options granted under the 1998 Incentive Plan vest over periods ranging from immediate vesting to four-year vesting and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment unless the participant meets the retirement provision under which the option would have a maximum of three additional years to vest. The vesting period for options granted under the 1998 Incentive Plan is subject to certain acceleration provisions if a change in control, as defined in the 1998 Incentive Plan, occurs. Plan participants may elect to exercise options at any time during the option term. However, any shares so purchased which have not vested as of the date of exercise shall be subject to forfeiture, which will lapse in accordance with the established vesting time period.

In June 1995, the stockholders of the Company approved the 1995 Non-Employee Directors’ Incentive Plan, or the 1995 Incentive Plan, which, as amended, provides for the granting of non-qualified stock options to purchase an aggregate of not more than 7,700,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company, or Non-Employee Directors. Effective June 12, 2007, the Company amended the 1995 Incentive Plan to increase the number of options to purchase common stock granted to each new Non-Employee Director, from 20,000 to 25,000 and to increase the quarterly grants of options from 3,750 (15,000 annually) to 4,625 (18,500 annually). The 1995 Incentive Plan also provides for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a Non-Employee Director who serves as a member (but not a chairman) of a committee of the Board of Directors and an option to purchase up to 10,000 shares to a Non-Employee Director who serves as the chairman of a committee of the Board of Directors. All options are granted at an exercise price that equals the closing market price of the Company’s

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

common stock at the grant date and expire ten years after the date of grant. The 1995 Incentive Plan will terminate on June 30, 2015.

As a result of the acquisition of Anthrogenesis in December 2002, we acquired the Anthrogenesis Qualified Employee Incentive Stock Option Plan and the Non-Qualified Recruiting and Retention Stock Option Plan. Neither plan has been approved by our stockholders. No future awards will be granted under either plan. Stock options issued and outstanding under both plans are fully vested at December 31, 2007.

Shares of common stock available for future share-based grants under all plans were 15,944,719 at December 31, 2007.

The following table summarizes the components of share-based compensation cost charged to the consolidated statements of operations for years ended December 31, 2007 and 2006:

	2007	2006

Cost of goods sold	$2,060	$1,637
Research and development	16,685	12,740
Selling, general and administrative	35,274	62,266
Other income and expense, net	4,806	—

Total share-based compensation expense	$58,825	$76,643
Tax benefit related to share-based compensation expense	10,220	23,447

Reduction in net income	$48,605	$53,196

Reduction in earnings per share:
Basic	$0.13	$0.15
Diluted	$0.11	$0.13

Included in share-based compensation expense for the years ended December 31, 2007 and 2006 was compensation expense related to non-qualified stock options of $34.0 and $57.2 million, respectively.

Share-based compensation cost included in inventory was $0.4 million at December 31, 2007. The inventory balance at December 31, 2006 did not include any share-based compensation. As of December 31, 2007, there was $184.7 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.2 years.

SFAS 123R, which replaced SFAS 123, and superseded APB 25, requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption.

The Company adopted SFAS 123R effective January 1, 2006 and selected the Black-Scholes method of valuation to determine the fair value of share-based payments. The Company applied the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statements of Operations over the remaining service period after the adoption date based on the original estimate of the fair value of the award. The modified prospective transition method as prescribed by SFAS 123R does not require restatement of prior periods to reflect the impact of adopting SFAS 123R. SFAS 123R requires compensation costs to be recognized based on the estimated number of awards expected to vest. Changes in the estimated forfeiture rates are reflected prospectively.

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In computing the initial APIC Pool of excess tax benefits, the Company applied the methodology described in paragraph 81 of SFAS 123R. Paragraph 81 of SFAS 123R prohibits recognition of a deferred tax asset for excess tax benefits that have not been realized. The Company has adopted the tax law method as its accounting policy regarding the ordering of tax benefits to determine whether an excess tax benefit has been realized.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123R requires excess tax benefits (i.e., the tax benefit recognized upon exercise of stock options in excess of the benefit recognized from recognizing compensation cost for those options) to be classified as financing cash flows in the Consolidated Statement of Cash Flows. Cash received from stock option exercises for the years ended December 31, 2007 and 2006 was $144.7 million and $113.1 million, respectively, and the excess tax benefit recognized was $143.0 million and $102.0 million, respectively. Cash received from stock option exercises for the year ended December 31, 2005 was $52.6 million. Pursuant to SFAS 123R, tax benefits resulting from the exercise of stock options, which have been presented as operating cash flows prior to the adoption of SFAS 123R are not reclassified to financing activities, but rather shall continue to be presented as operating cash flows.

The weighted-average grant-date fair value of the stock options granted during the years ended December 31, 2007, 2006 and 2005 was $24.54 per share, $17.54 per share and $9.60 share. The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	2007	2006	2005

Risk-free interest rate	3.45% - 5.00%	4.50% - 5.24%	3.37% - 4.62%
Expected volatility	37% - 43%	40% - 52%	40% - 41%
Weighted average expected volatility	38%	47%	41%
Expected term (years)	2.9 - 4.9	3.1 - 5.0	3.5 - 4.5
Expected dividend yield	0%	0%	0%

The fair value of stock options granted after January 1, 2006 is allocated to compensation cost on a straight-line basis. The fair value of stock options granted before January 1, 2006 is recognized over the attribution period using the graded vesting attribution approach. Compensation cost is allocated over the requisite service periods of the awards, which are generally the vesting periods.

The risk-free interest rate is based on the U.S. Treasury zero-coupon curve. Expected volatility of stock option awards is estimated based on the implied volatility of the Company’s publicly traded options with settlement dates of six months. The use of implied volatility was based upon the availability of actively traded options on the Company’s common stock and the assessment that implied volatility is more representative of future stock price trends than historical volatility. Prior to the adoption of SFAS 123R, the Company calculated expected volatility using only historical stock price volatility. The expected term of an employee share option is the period of time for which the option is expected to be outstanding. The Company has made a determination of expected term by analyzing employees’ historical exercise experience from its history of grants and exercises in the Company’s option database and management estimates. Forfeiture rates are estimated based on historical data.

In December 2005, the Board of Directors approved a resolution to grant the 2006 annual stock option awards under the 1998 Incentive Stock Plan in 2005. All stock options awarded were granted fully vested. Half of the options granted had an exercise price of $34.05 per option, which was at a 5% premium to the closing price of the Company’s common stock of $32.43 per share on the grant date of December 29, 2005; the remaining options granted had an exercise price of $35.67 per option, which was at a 10% premium to the closing price of the Company’s common stock of $32.43 per share on the grant date of December 29, 2005.

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Board’s decision to grant these options was in recognition of the REVLIMID® regulatory approval and in response to a review of the Company’s long-term incentive compensation programs. As these options were granted prior to the adoption of SFAS 123R, they were accounted for under APB 25, and resulted in the Company not being required to recognize cumulative compensation expense of approximately $70.8 million for the four-year period ending December 31, 2009.

Stock option transactions for the year ended December 31, 2005 under all plans are as follows:

		Options Outstanding
			Weighted
			Average
	Options		Exercise
	Available		Price per
	For Grant	Options	Option

Balance December 31, 2004	1,921,399	25,264,718	$15.15
Authorized	6,250,000	—	—
Granted	(7,302,665)	7,302,665	54.32
Exercised	—	(6,840,682)	11.16
Cancelled	405,262	(429,512)	23.72
Stock split impact	1,273,996	25,297,189	—

Balance December 31, 2005	2,547,992	50,594,378	$13.70

Stock option transactions for the years ended December 31, 2007 and 2006 under all plans are as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Options	Option	Term (years)	Value
				(In thousands)

Outstanding at December 31, 2005	50,594,378	$13.70	6.9	$909,083
Changes during the Year:
Granted	3,705,816	43.86
Exercised	(15,839,310)	10.08
Forfeited	(1,251,915)	14.94
Expired	(97,281)	11.71

Outstanding at December 31, 2006	37,111,688	$18.18	6.0	$959,600

Changes during the Year:
Granted	6,719,342	61.71
Exercised	(10,271,307)	14.30
Forfeited	(834,095)	30.22
Expired	(8,194)	45.88

Outstanding at December 31, 2007	32,717,434	$28.03	6.1	$702,341

Vested or expected to vest at December 31, 2007	31,925,344	$27.55	6.0	$695,418

Vested at December 31, 2007	21,941,442	$19.25	4.8	$597,971

The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 was $470.5 million, $540.3 million and $243.4 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options. The total fair value of shares vested during the

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

years ended December 31, 2007, 2006 and 2005 was $38.9 million, $36.8 million and $28.4 million respectively.

The following table summarizes information concerning options outstanding under the 1998 and 1995 Plans at December 31, 2007:

	Options Outstanding			Options Vested
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Exercise	Average		Exercise	Average
	Number	Price	Remaining	Number	Price	Remaining
Range of Exercise Prices	Outstanding	per Option	Term (Years)	Vested	per Option	Term (Years)

$ 0.04 - 10.00	8,017,305	$4.29	2.8	8,017,305	$4.29	2.8
10.01 - 20.00	7,429,298	14.04	6.2	5,042,377	13.70	5.8
20.01 - 30.00	3,112,777	25.14	6.8	1,994,751	25.74	6.3
30.01 - 40.00	4,459,913	34.67	7.3	4,190,860	34.62	7.3
40.01 - 50.00	2,744,705	42.58	4.9	2,176,281	42.29	3.9
50.01 - 60.00	4,385,256	57.11	8.8	478,079	57.98	4.9
60.01 - 73.55	2,568,180	69.30	9.6	41,789	64.92	5.2

	32,717,434	$28.03	6.1	21,941,442	$19.25	4.8

Stock options granted to executives at the vice-president level and above under the 1998 Incentive Plan, after September 18, 2000, contained a reload feature which provided that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 1998 Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or the minimum statutory applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 1998 Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee. The reload stock option is exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair value (as defined in the 1998 Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. As of December 31, 2007, the Company has issued 10,876,300 stock options to executives that contain the reload features noted above, of which 827,186 options are still outstanding. The 1998 Incentive Plan was amended to eliminate the reload feature for all stock options granted on or after October 1, 2004.

Warrants:  In connection with its acquisition of Anthrogenesis, the Company assumed the Anthrogenesis warrants outstanding, which were converted into warrants to purchase 867,356 shares of the Company’s common stock. Anthrogenesis had issued warrants to investors at exercise prices equivalent to the per share price of their investment. As of December 31, 2007, Celgene had 378,652 warrants outstanding to acquire an equivalent number of shares of Celgene common stock at a weighted average exercise price of $2.94 per warrant. Although none of the warrants were exercised in 2007, warrant exercises totaled 26,044, and 19,388 in 2006 and 2005, respectively. These warrants expire on various dates from 2008 to 2012.

(14)	Employee Benefit Plans

The Company sponsors an employees’ savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended, for its U.S. employees. The Company’s contributions to the savings

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

plan are discretionary and have historically been made in the form of the Company’s common stock. Such contributions are based on specified percentages of employee contributions up to 6% of base salary or a maximum permitted by law. Total expense for contributions to the U.S. savings plans were $5.4 million, $8.2 million and $6.5 million in 2007, 2006 and 2005, respectively. The Company also sponsors defined contribution plans in certain foreign locations. Participation in these plans is subject to the local laws that are in effect for each country and may include statutorily imposed minimum contributions. The Company maintains a defined benefit plan for certain employees in France. The obligation at December 31, 2007 and the net periodic pension cost for the year ended December 31, 2007 for this plan were immaterial.

During 2000, the Company’s Board of Directors approved a deferred compensation plan effective September 1, 2000. In February 2005, the Company’s Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, and amended the plan in February 2008. This plan operates as the Company’s ongoing deferred compensation plan and is intended to comply with the American Jobs Creation Act of 2004, which added new Section 409A to the Internal Revenue Code, changing the income tax treatment, design and administration of certain plans that provide for the deferral of compensation. The Company’s Board of Directors froze the 2000 deferred compensation plan, effective as of December 31, 2004, and no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of Section 409A. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to an amended 90% of the participant’s base salary, 100% of cash bonuses and restricted stock and stock options gains (both subject to a minimum deferral of 50% of each award of restricted stock or stock option gain approved by the Compensation Committee for deferral). Company contributions to the deferred compensation plan represent a match of the participant’s deferral up to a specified percentage (ranging from 10% to 25%, depending on the employee’s position as specified in the plan) of the participant’s base salary. The Company recorded expense of $0.6 million, $0.5 million and $0.4 million related to the deferred compensation plans in 2007, 2006 and 2005, respectively. The Company’s recurring matches are fully vested, upon contribution. All other Company contributions to the plan do not vest until the specified requirements are met. At December 31, 2007 and 2006, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheets of approximately $21.4 million and $15.5 million, respectively, which included the participant’s elected deferral of salaries and bonuses, the Company’s matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measuring alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.

The Company has established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. The Company currently has three 3-year performance cycles running concurrently ending December 31, 2008, 2009 and 2010. The 2008 performance cycle was approved by the Management Compensation and Development Committee of the Board of Directors on February 4, 2008 and began on January 1, 2008 with an ending date of December 31, 2010. Performance measures for the Plans are based on the following components in the last year of the 3-year cycle: 25% on earnings per share, 25% on net income and 50% on revenue.

Payouts may be in the range of 0% to 200% of the participant’s salary for the 2008, 2009 and 2010 Plans. The estimated payout for the concluded 2007 Plan is $6.2 million, which is included in other current liabilities at December 31, 2007, and the maximum potential payout, assuming maximum objectives are achieved for the 2008, 2009 and 2010 Plans are $6.4 million, $8.0 million and $10.0 million, respectively. Such awards are payable in cash or, at its discretion, the Company can elect to pay the same value in its common stock based upon the Company’s stock price at the payout date. The Company accrues the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

estimate of the Company’s level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2007, 2006 and 2005, the Company recognized expense related to the LTIP of $6.9 million, $4.6 million and $4.4 million, respectively.

(15)	Sponsored Research, License and Other Agreements

Array BioPharma Inc.:  In September 2007, the Company entered into a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, the Company made an upfront payment of $40.0 million, which was recorded as research and development expense, to Array in return for an option to receive exclusive worldwide rights for certain mutually selected discovery target drugs developed under the collaboration, except for Array’s limited U.S. co-promotional rights. Array will be responsible for all discovery and clinical development through Phase I or Phase IIa and be entitled to receive, for each drug, potential milestone payments of approximately $200.0 million, if certain discovery, development and regulatory milestones are achieved and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales.

PTC Therapeutics, Inc.:  In September 2007, the Company invested $20.0 million, of which $1.1 million represented research and development expense, in Series 1 Convertible Preferred Stock of PTC Therapeutics, Inc., or PTC, and also entered into a separate collaboration agreement whereby PTC would perform discovery research activities. If both parties subsequently agree to advance research on certain discovery targets, a separate research agreement would be negotiated.

Pharmion:  In November 2001, the Company licensed to Pharmion Corporation exclusive rights relating to the development and commercial use of its intellectual property covering thalidomide and S.T.E.P.S®. Under the terms of the agreement, the Company receives a royalty of 8% of Pharmion’s net thalidomide sales in countries where Pharmion has received regulatory approval and a S.T.E.P.S® license fee of 8% in all other licensed territories. In December 2004, following the Company’s acquisition of Penn T Limited, the Company entered into an amended thalidomide supply agreement with Pharmion whereby, in exchange for a reduction in Pharmion’s purchase price of thalidomide to 15.5% of its net sales of thalidomide, the Company received a one-time payment of 39.6 million British pounds sterling, or U.S. dollar equivalency of $77.0 million. Under the December 2004 agreement, as amended, the Company also received a one-time payment of $3.0 million in return for granting license rights to Pharmion to develop and market thalidomide in additional territories and eliminating certain of its license termination rights. Under a separate letter agreement simultaneously entered into by the parties, Pharmion has also agreed to provide the Company with an aggregate $8.0 million over a three-year period commencing January 1, 2005, and ending December 31, 2007, to support the two companies’ existing thalidomide research and development efforts.

Pursuant to EITF 00-21, the Company has determined that the Pharmion agreements constitute a single unit of accounting and pursuant to SAB No. 104, the Company has recorded the payments received as deferred revenue and is amortizing such payments on a straight-line basis over an estimated useful life of 13 years, which is the estimated life of the supply agreement. All payments under the thalidomide research and development letter agreement have been received and are amortized over the remaining useful life of the supply agreement.

Novartis Pharma AG:  In April 2000, the Company entered into an agreement with Novartis in which the Company granted to Novartis an exclusive worldwide license (excluding Canada) to develop and market FOCALINtm (d-methylphenidate, or d-MPH) and FOCALIN XRtm, the long-acting drug formulation. The Company has retained the exclusive commercial rights to FOCALINtm and FOCALIN XRtm for oncology-related disorders, such as chronic fatigue associated with chemotherapy. The Company also granted Novartis

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

rights to all of its related intellectual property and patents, including new formulations of the currently marketed RITALIN®. Under the agreement, the Company has received upfront and regulatory achievement milestone payments totaling $55.0 million and is entitled to additional payments upon attainment of certain other milestone events. The Company also sells FOCALINtm to Novartis and receives royalties on sales of all of Novartis’ FOCALIN XRtm and RITALIN® family of ADHD-related products. The research portion of the agreement ended in June 2003.

(16)	Income Taxes

The income tax provision is based on income (loss) before income taxes as follows:

	2007	2006	2005

U.S.	$617,714	$252,001	$135,048
Non-U.S.	(100,745)	(49,106)	(50,836)

Income before income taxes	$516,969	$202,895	$84,212

The provision (benefit) for taxes on income is as follows:

	2007	2006	2005

United States:
Taxes currently payable:
Federal	$223,985	$160,553	$11,538
State and local	66,893	27,681	8,609
Deferred income taxes	(7,601)	(54,456)	(3,430)
Total U.S. tax provision	283,277	133,778	16,717

International:
Taxes currently payable	9,735	1,171	4,926
Deferred income taxes	(2,476)	(1,035)	(1,087)

Total international tax provision	7,259	136	3,839

Total provision	$290,536	$133,914	$20,556

Amounts are reflected in the preceding tables based on the location of the taxing authorities. As of December 31, 2007, we have not made a U.S. tax provision on $590.0 million of unremitted earnings of our international subsidiaries. These earnings are expected to be reinvested overseas indefinitely. It is not practicable to compute the estimated deferred tax liability on these earnings.

The Company operates under an incentive tax holiday in Switzerland that expires in 2015 and exempts the Company from certain Swiss income taxes.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as “temporary differences.” The Company records the tax effect on these temporary differences as “deferred tax assets” (generally items that can be used as a tax deduction or credit in future periods) or “deferred tax liabilities” (generally items for which the Company received a tax deduction but that have not yet been recorded in the Consolidated Statement of Operations). The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

periods available to it for tax reporting purposes, tax planning strategies and other relevant factors. Significant judgment is required in making this assessment.

At December 31, 2007 and 2006 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2007		2006
	Assets	Liabilities	Assets	Liabilities

Federal and state net operating loss carryforwards	$24,322	—	$72,167	$—
Prepaid/deferred items	24,027	—	22,987	—
Deferred revenue	20,316	—	22,253	—
Capitalized research expenses	23,932	—	18,167	—
Research and experimentation tax credit carryforwards	38,821	—	28,979	—
Non-qualified stock options	22,646	—	23,447	—
Plant and equipment, primarily differences in depreciation	583	—	1,284	—
Inventory	2,950	—	2,685	—
Other assets	29,311	(268)	—	(216)
Intangibles	18,285	(24,783)	2,533	(28,850)
Accrued and other expenses	46,320	—	41,323	—
Unrealized gains on securities	—	(43,682)	—	(10,924)

Subtotal	251,513	(68,733)	235,825	(39,990)
Valuation allowance	(31,926)	—	(18,999)	—

Total deferred taxes	$219,587	$(68,733)	$216,826	$(39,990)

Net deferred tax asset	$150,854		$176,836

At December 31, 2007 and 2006, deferred tax assets and liabilities were classified on our balance sheet as follows:

	2007	2006

Current assets	$20,506	$87,979
Other assets (non-current)	140,958	101,048
Current liabilities	(6)	—
Other non-current liabilities	(10,604)	(12,191)

Net deferred tax asset	$150,854	$176,836

Reconciliation of the U.S. statutory income tax rate to our effective tax rate for continuing operations is as follows:

Percentages	2007	2006	2005

U.S. statutory rate	35.0%	35.0%	35.0%
Foreign losses without tax benefit	12.7	16.6	27.2
State taxes, net of federal benefit	6.5	9.7	9.6
Other	1.2	4.5	3.2
Change in valuation allowance	0.8	0.2	(50.6)

Effective income tax rate	56.2%	66.0%	24.4%

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, the Company had federal net operating loss carryforwards of approximately $288.2 million and combined state net operating loss carryforwards of approximately $276.6 million that will expire in the years 2008 through 2027. The Company also has research and experimentation credit carryforwards of approximately $56.5 million that will expire in the years 2008 through 2027. Under SFAS 123R, excess tax benefits related to stock option deductions incurred after December 31, 2005, are recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, the Company has not recorded deferred tax assets for certain stock option deductions included in its net operating loss carryforwards and research and experimentation credit carryforwards. At December 31, 2007, deferred tax assets have not been recorded on federal net operating loss carryforwards of approximately $234.4 million, on combined state net operating loss carryforwards of approximately $185.1 million and for research and experimentation credits of approximately $18.1 million. These stock option tax benefits will be recorded as an increase in additional paid-in capital when realized.

At March 31, 2005, the Company determined it was more likely than not that certain benefits of its deferred tax assets would be realized based on favorable clinical data related to REVLIMID® (lenalidomide) during the quarter in concert with the Company’s nine consecutive quarters of profitability. This led to the conclusion that it was more likely than not that the Company would generate sufficient taxable income to realize the benefits of its deferred tax assets. As a result of eliminating the related valuation allowances, the Company recorded an income tax benefit in 2005 of $42.6 million and an increase to additional paid-in capital of $30.2 million. At December 31, 2007 and 2006, it was more likely than not that the Company would realize its deferred tax assets, net of valuation allowances.

The Company realized stock option deduction benefits in 2007, 2006 and 2005 for income tax purposes and has increased additional paid-in capital in the amount of approximately $159.3 million, $114.0 million and $103.6 million, respectively. The Company has recorded deferred income taxes as a component of accumulated other comprehensive income resulting in deferred income tax liabilities at December 31, 2007 and 2006 of $43.7 million and $10.9 million, respectively.

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

The Company’s tax returns have been audited by the Internal Revenue Service, or IRS, through the fiscal year ended December 31, 2003. Tax returns for the fiscal years ended December 31, 2004 and 2005 are currently under examination by the IRS. The Company is also subject to audits by various state and foreign taxing authorities, including but not limited to the major counties of Europe, the Far East, and most U.S. states.

The Company regularly reevaluates its tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law that would reduce the technical merits of the position to below more likely than not. The Company believes that its accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company applies a variety of methodologies in making these estimates and assumptions which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as the Company’s industry experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

management. However, if management’s estimates are not representative of actual outcomes, the Company’s results of operations could be materially impacted.

Unrecognized tax benefits, generally represented by liabilities on the balance sheet, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$85,258
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	124,707
Settlements	—
Lapses of statutes	—

Balance at December 31, 2007	$209,965

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Accrued interest at December 31, 2007 and 2006 is approximately $5.9 million and $3.0 million, respectively.

These unrecognized tax benefits relate primarily to issues common among multinational corporations. If recognized, these unrecognized tax benefits would have a net impact of approximately $188.3 million. The liability for unrecognized tax benefits is expected to increase in the next twelve months relating to operations occurring in that period. The Company does not expect a settlement of its December 31, 2007 uncertain tax benefit balance within the next twelve months.

(17)	Commitments and Contingencies

Leases:  The Company leases office and research facilities under various operating lease agreements in the United States, Europe, Japan, Canada, Australia and Singapore. At December 31, 2007, the non-cancelable lease terms for the operating leases expire at various dates between 2008 and 2016 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.

Future minimum lease payments under noncancelable operating leases as of December 31, 2007 are:

Operating
Leases

2008	$12,094
2009	11,731
2010	10,430
2011	7,348
2012	4,467
Thereafter	4,534

Total minimum lease payments	$50,604

Total rental expense under operating leases was approximately $11.7 million in 2007, $7.8 million in 2006 and $6.2 million in 2005.

Other Commitments:  The Company invested $3.0 million in an investment fund, for an 8.6% ownership interest. Pursuant to EITF No. D-46, “Accounting for Limited Partnership Investments,” the Company is accounting for this investment under the equity method of accounting. As prescribed by the equity method of

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

accounting, the Company records its share of the fund’s investment gains, losses and expenses based on the percentage of its investment balance to the total fund balance. The Company has committed to invest an additional $17.0 million into the fund which is callable any time within a ten-year period. The fund will invest in start-up companies conducting business in life sciences such as biotechnology, pharmaceuticals, medical technology, devices, diagnostics and health and wellness. The Company recorded equity losses of $0.5 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, for its share of the fund’s expenses and at December 31, 2007, the Company’s net investment was $2.2 million.

In connection with the acquisition of Penn T, the Company entered into a five-year minimum period Technical Services Agreement with Penn Pharmaceutical Services Limited, or PPSL, and Penn Pharmaceutical Holding Limited under which PPSL provides the services and facilities necessary for the manufacture of THALOMID® and other thalidomide formulations. At December 31, 2007, the remaining costs to be incurred through October 2009 was approximately $4.5 million.

In March 2003, the Company entered into a supply and distribution agreement with GlaxoSmithKline to distribute, promote and sell ALKERAN® (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, the Company purchases ALKERAN® tablets and ALKERAN® for infusion from GSK and distribute the products in the United States under the Celgene label. The agreement requires the Company to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement has been extended through March 31, 2009. On December 31, 2007, the remaining minimum purchase requirements under the agreement totaled $38.2 million, consisting of the following subsequent extensions:

January 1, 2008 — December 31, 2008	$30,525
January 1, 2009 — March 31, 2009	7,725

Total	$38,250

Contingencies:  The Company believes it maintains insurance coverage adequate for its current needs. The Company’s operations are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. The Company reviews the effects of such laws and regulations on its operations and modifies its operations as appropriate. The Company believes it is in substantial compliance with all applicable environmental laws and regulations.

Barr Laboratories, Inc., a generic drug manufacturer located in Pomona, New York, filed an ANDA for the treatment of cutaneous manifestations of erythema nodosum leprosum, or ENL, in the manner described in our label and seeking permission from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On or after December 5, 2006, Barr mailed notices of Paragraph IV certifications alleging that the following patents listed for THALOMID® in the Orange Book are invalid, unenforceable, and/or not infringed: U.S. Patent Nos. 6,045,501 (“the ’501 patent”), 6,315,720 (“the ’720 patent”), 6,561,976 (“the ’976 patent”), 6,561,977 (“the ’977 patent”), 6,755,784 (“the ’784 patent”), 6,869,399 (“the ’399 patent”), 6,908,432 (“the ’432 patent”), and 7,141,018 (“the ’018 patent”). The ’501, ’976, and ’432 patents do not expire until August 28, 2018, while the remaining patents do not expire until October 23, 2020. On January 18, 2007, the Company filed an infringement action in the United States District Court of New Jersey against Barr. By bringing suit, the Company is entitled up to a maximum 30-month stay, from the date of Celgene’s receipt of a Paragraph IV certification, against the FDA’s approval of a generic applicant’s application to market a generic version of THALOMID®. In June 2007, United States Patent No. 7,230,012, or ’012 patent, was issued to the Company claiming formulations of thalidomide and was then timely listed in the Orange

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Book. Barr sent to the Company a supplemental Paragraph IV certification against the ’012 patent and alleged that the claims of the ’012 patent, directed to formulations which encompass THALOMID®, were invalid. On August 23, 2007, the Company filed an infringement action in the United States District Court of New Jersey with respect to the ’012 patent. On or after October 4, 2007, Barr filed a second supplemental notice of Paragraph IV certifications relating to the 150 mg dosage strength of THALOMID® alleging that the ’501 patent, ’720 patent, ’976 patent, ’977 patent, ’784 patent, ’399 patent, ’432 patent and the ’018 patent are invalid, unenforceable, and/or not infringed. On November 14, 2007, the Company filed an infringement action in the United States District Court of New Jersey against Barr. All three actions have subsequent been consolidated. The Company intends to enforce its patent rights. If the ANDA is approved by the FDA, and Barr is successful in challenging the Company’s patents listed in the Orange Book for THALOMID®, Barr would be permitted to sell a generic thalidomide product.

On August 19, 2004, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALIN®. The notification letters from Teva contend that United States Patent Nos. 5,908,850, or ’850 patent, and 6,355,656, or ’656 patent, are invalid. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or ’530 patent, in the Orange Book in association with the FOCALIN® NDA. The original 2004 action asserted infringement of the ’850 patent. Teva amended its answer during discovery to contend that the ’850 patent was not infringed by the filing of its ANDA, and that the ’850 patent is not enforceable due to an allegation of inequitable conduct. Fact discovery in the original 2004 action expired on February 28, 2006. At about the time of the filing of the ’850 patent infringement action, reexamination proceedings for the ’656 patent were initiated in the United States Patent and Trademark Office, or U.S. PTO. On September 28, 2006, the U.S. PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, and on March 27, 2007, the Reexamination Certificate for the ’656 patent issued. On December 21, 2006, Celgene and Novartis filed an action in the United States District Court of New Jersey against Teva for infringement of the ’656 patent. Teva filed an amended answer and counterclaim on March 23, 2007. The amended counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability. The statutory 30-month stay of FDA approval of Teva’s ANDA expired on January 9, 2007, and Teva proceeded to market with a generic version of FOCALIN®. Novartis’ sales of FOCALIN® have been significantly reduced in the United States by the entrance of a generic FOCALIN® product, consequently reducing the Company’s revenue from royalties associated with these sales. A claim has been made for damages resulting from Teva’s sales and for a permanent injunction prohibiting future sales by Teva. The parties currently are engaged in fact discovery with respect to the ’656 patent and other issues related to Teva’s product launch. No trial date has been set. The ’530 patent is not part of this patent infringement action against Teva.

On September 14, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. in response to a notice of a Paragraph IV certification made by Teva in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from Teva contends that claims in United States Patent Nos. 5,908,850 and 6,528,530 are invalid, unenforceable, and not infringed by the proposed Teva products, and it contends that United States Patent Nos. 5,837,284 and 6,635,284 are invalid and not infringed by the proposed Teva products. Celgene and Novartis asserted each of these patents and additionally asserted United States Patent No. 6,355,656 in their complaint against Teva. Teva filed an answer and counterclaim on November 5, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. No trial date has been set. If the Company is unsuccessful in proving infringement or defending its patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing the Company’s revenue from royalties associated with these sales.

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

On October 5, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against IntelliPharmaCeutics Corp. (“IPC”) in response to a notice of a Paragraph IV certification made by IPC in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from IPC contends that claims in United States Patent Nos. 5,908,850, 5,837,284, and 6,635,284 are not infringed by the proposed IPC products. The notification letter also contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284 are invalid, and that claims in United States Patent Nos. 5,908,850, 6,355,656 and 6,528,530 are unenforceable. In their complaint against IPC, Celgene and Novartis asserted United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284. IPC filed an answer and counterclaim on November 20, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to Patent Nos. 5,908,850, 6,355,656, and 6,528,530, and it seeks a declaratory judgment of patent invalidity and noninfringement with respect to Patent Nos. 5,837,284 and 6,635,284. No pretrial or trial dates have been set. If the Company is unsuccessful in proving infringement or defending its patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing the Company’s revenue from royalties associated with these sales.

On November 8, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Actavis South Atlantic LLC and Abrika Pharmaceuticals, Inc. (collectively, “Abrika”) in response to a notice of a Paragraph IV certification made by Abrika in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from Abrika contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 5,837,284, and 6,635,284 are not infringed by the proposed Abrika products, and it contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284 and 6,635,284 are invalid. In their complaint against Abrika, Celgene and Novartis asserted United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284. No pretrial or trial dates have been set. If the Company is unsuccessful in proving infringement or defending its patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing the Company’s revenue from royalties associated with these sales.

On November 16, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in response to a notice of a Paragraph IV certification made by Barr in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from Barr contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 5,837,284, and 6,635,284 are not infringed by the proposed Barr products, and it contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284 and 6,635,284 are invalid. In their complaint against Barr, Celgene and Novartis asserted United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284. No pretrial or trial dates have been set. If the Company is unsuccessful in proving infringement or defending its patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing the Company’s revenue from royalties associated with these sales.

On December 4, 2006, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Abrika Pharmaceuticals, Inc. and Abrika Pharmaceuticals, LLP, in response to a notice of a Paragraph IV certification made by Abrika in connection with the filing of an ANDA for RITALIN LA®, 20 mg, 30 mg, and 40 mg generic products. The notification letter from Abrika contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and are not infringed by the proposed Abrika products. In their complaint against Abrika, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. Abrika filed an answer and counterclaim in the New Jersey court on June 1, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. On September 26, 2007, Abrika sent

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

a Paragraph IV certification to Celgene and Novartis in connection with the filing of an ANDA supplement with respect to Abrika’s proposed generic 10 mg RITALIN LA® product. Celgene and Novartis filed an amended complaint against Abrika on November 5, 2007 that includes infringement allegations directed to Abrika’s proposed generic 10 mg RITALIN LA® product. Abrika filed an answer and counterclaim to the amended complaint on December 5, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. No trial date has been set. The parties are currently engaged in fact discovery with a current fact discovery deadline of February 22, 2008. If the Company is unsuccessful in proving infringement or defending its patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing the Company’s revenue from royalties associated with these sales.

On October 4, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against KV Pharmaceutical Company in response to a notice of a Paragraph IV certification made by KV in connection with the filing of an ANDA for RITALIN LA®. The notification letter from KV contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are not infringed by the proposed KV products. In their complaint against KV, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. KV filed an answer and counterclaim on November 26, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. No pretrial or trial dates have been set. If the Company is unsuccessful in proving infringement or defending our patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing the Company’s revenue from royalties associated with these sales.

On October 31, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Barr Laboratories, Inc. and Barr Pharmaceuticals, Inc. in response to a notice of a Paragraph IV certification made by Barr in connection with the filing of an ANDA for RITALIN LA®. The notification letter from Barr contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and not infringed by the proposed Barr products. In their complaint against Barr, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. If the Company is unsuccessful in proving infringement or defending our patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing the Company’s revenue from royalties associated with these sales.

On October 29, 2003, we filed a lawsuit against Centocor, Inc. to prevent Centocor’s use of the term “I.M.I.D.s” in connection with Centocor’s products, which use, we believe, is likely to cause confusion with our IMiDs® registered trademark for compounds (including REVLIMID®) developed or being developed by us to treat cancer and inflammatory diseases. In 2007, we settled the case and Centocor agreed to stop using the term “I.M.I.D.s.”

(18)	Geographic and Product Information

Operations by Geographic Area:  Revenues within the U.S. primarily consist of sales of REVLIMID®, THALOMID®, ALKERAN® and FOCALINtm. Revenues are also derived from collaboration agreements and royalties. Outside of the U.S., revenues are derived from sales of REVLIMID® and from collaboration agreements with Pharmion and royalties received from third parties for sales of THALOMID® and RITALIN® LA.

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenues	2007	2006	2005

United States	$1,202,067	$845,418	$510,198
Europe	194,173	42,970	16,321
Other	9,580	10,485	10,422

Total revenues	$1,405,820	$898,873	$536,941

Long Lived Assets(1)	2007	2006

United States	$88,898	$78,262
Europe	239,072	207,349
All Other	1,149	37

Total long lived assets	$329,119	$285,648

(1)	Long lived assets consist of net property, plant and equipment, intangible assets and goodwill.

Revenues by Product:  Total revenue from external customers by product for the years ended December 31, 2007, 2006 and 2005, were as follows:

	2007	2006	2005

REVLIMID®	$773,877	$320,558	$2,862
THALOMID®	447,089	432,950	387,816
ALKERAN®	73,551	50,337	49,748
FOCALINtm	5,654	7,340	4,210
Other	270	420	989

Total net product sales	1,300,441	811,605	445,625
Collaborative agreements and other revenue	20,109	18,189	41,334
Royalty revenue	85,270	69,079	49,982

Total revenue	$1,405,820	$898,873	$536,941

Major Customers:  The Company sells its products primarily through wholesale distributors and specialty pharmacies which account for a large portion of the Company’s total revenues. In 2007, 2006 and 2005, the following four customers accounted for more than 10% of the Company’s total revenue in at least one of those years. The percentage of amounts due from these same customers compared to total net accounts receivable is also depicted below as of December 31, 2007 and 2006.

	Percent of Total Revenue			Percent of Net Accounts Receivable
Customer	2007	2006	2005	2007	2006

Cardinal Health	14.2%	20.2%	28.9%	14.0%	20.6%
McKesson Corp.	14.0%	16.0%	20.3%	18.0%	23.0%
Amerisource Bergen Corp.	9.5%	11.9%	14.8%	7.3%	10.5%
Caremark Inc.	10.4%	8.6%	5.1%	10.0%	8.2%

Celgene Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(19)	Quarterly Results of Operations (Unaudited)

2007	1Q	2Q	3Q	4Q	Year

Total revenue	$293,415	$347,907	$349,908	$414,590	$1,405,820
Gross profit(1)	247,741	290,244	297,090	335,127	1,170,202
Income tax (provision)	(48,689)	(78,224)	(74,451)	(89,172)	(290,536)
Net income	57,409	54,870	38,833	75,322	226,433
Net income per common share:(2)
Basic	$0.15	$0.14	$0.10	$0.19	$0.59
Diluted	$0.14	$0.13	$0.09	$0.18	$0.54
Weighted average shares
Basic	377,599	381,086	383,774	390,301	383,225
Diluted	429,306	431,377	432,817	433,850	431,858

2006	1Q	2Q	3Q	4Q	Year

Total revenue	$181,841	$197,239	$244,839	$274,954	$898,873
Gross profit(1)	130,099	149,602	188,900	217,112	685,713
Income tax (provision)	(15,042)	(26,735)	(41,139)	(50,998)	(133,914)
Net income	16,024	9,608	20,437	22,912	68,981
Net income per common share:(2)
Basic	$0.05	$0.03	$0.06	$0.06	$0.20
Diluted	$0.04	$0.03	$0.05	$0.06	$0.18
Weighted average shares
Basic	343,966	347,696	351,200	365,820	352,217
Diluted	400,699	370,360	404,858	419,334	407,181

(1)	Gross profit is computed by subtracting cost of goods sold from net product sales.

(2)	The sum of the quarters may not equal the full year basic and diluted earnings per share since each period is calculated separately.

Celgene Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions Charged
	Beginning of	to Expense or			Balance at
Year Ended December 31,	Year	Sales		Deductions	End of Year
	(Dollars in thousands)

2007
Allowance for doubtful accounts	$4,329	9,489		$12,054	$1,764
Allowance for customer discounts	2,296	27,999	(1)	27,400	2,895

Subtotal	6,625	37,488		39,454	$4,659
Allowance for sales returns	9,480	39,801	(1)	32,547	16,734

Total	$16,105	$77,289		$72,001	$21,393

2006
Allowance for doubtful accounts	$2,292	$2,169		$132	$4,329
Allowance for customer discounts	1,447	18,881	(1)	18,032	2,296

Subtotal	3,739	21,050		18,164	6,625
Allowance for sales returns	5,017	54,551	(1)	50,088	9,480

Total	$8,756	$75,601		$68,252	$16,105

2005
Allowance for doubtful accounts	$1,370	$1,029		$107	$2,292
Allowance for customer discounts	837	10,948	(1)	10,338	1,447

Subtotal	2,207	11,977		10,445	3,739
Allowance for sales returns	9,600	21,256	(1)	25,839	5,017

Total	$11,807	$33,233		$36,284	$8,756

(1)	Amounts are a reduction from gross sales