Form 10-Q
period 2008-03-31
CELGENE CORP /DE/
filed 2008-05-12
CIK 816284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________to _____________
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
At May 5, 2008, 435,866,274 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

Page No.
PART I FINANCIAL INFORMATION

Item 1 Unaudited Consolidated Financial Statements

Consolidated Statements of Operations - Three-month Periods Ended March 31, 2008 and 2007	3

Consolidated Balance Sheets - As of March 31, 2008 and December 31, 2007	4

Consolidated Statements of Cash Flows - Three-month Periods Ended March 31, 2008 and 2007	5

Notes to Unaudited Consolidated Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3 Quantitative and Qualitative Disclosures About Market Risk	32

Item 4 Controls and Procedures	33

PART II OTHER INFORMATION

Item 1 Legal Proceedings	33

Item 1A Risk Factors	34

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3 Defaults Upon Senior Securities	34

Item 4 Submission of Matters to a Vote of Security Holders	34

Item 5 Other Information	34

Item 6 Exhibits	35

Signatures	36

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-Month Periods Ended
	March 31,
	2008	2007

Revenue:

Net product sales	$431,374	$269,796
Collaborative agreements and other revenue	4,768	4,804
Royalty revenue	26,455	18,815

Total revenue	462,597	293,415

Expenses:

Cost of goods sold (excluding amortization expense)	44,724	22,055
Research and development	156,877	79,575
Selling, general and administrative	140,451	105,206
Amortization of acquired intangible assets	9,842	2,215
Acquired in-process research and development	1,740,000	—

Total expenses	2,091,894	209,051

Operating (loss) income	(1,629,297)	84,364

Other income and expense:
Interest and investment income, net	29,623	24,774
Equity in losses of affiliated companies	5,079	1,283
Interest expense	2,210	2,688
Other income, net	922	931

(Loss) income before income taxes	(1,606,041)	106,098

Income tax provision	35,047	48,689

Net (loss) income	$(1,641,088)	$57,409

Net (loss) income per common share:
Basic	$(3.98)	$0.15
Diluted	$(3.98)	$0.14

Weighted average shares:
Basic	412,263	377,599

Diluted	412,263	429,306

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$938,125	$1,218,273
Marketable securities available for sale	1,088,367	1,520,645
Accounts receivable, net of allowances of $5,447 and $4,213 at March 31, 2008 and December 31, 2007, respectively	258,385	167,252
Inventory	96,313	49,076
Deferred income taxes	54,863	20,506
Other current assets	121,211	108,669

Total current assets	2,557,264	3,084,421

Property, plant and equipment, net	227,225	197,428
Investment in affiliated companies	10,682	14,422
Intangible assets, net	530,480	92,658
Goodwill	530,294	39,033
Other assets	55,519	183,322

Total assets	$3,911,464	$3,611,284

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$64,072	$37,876
Accrued expenses	290,670	159,220
Income taxes payable	4,004	4,989
Convertible notes	196,512	196,555
Current portion of deferred revenue	1,307	7,666
Other current liabilities	34,265	26,625

Total current liabilities	590,830	432,931

Deferred revenue, net of current portion	3,061	60,303
Non-current income taxes payable	226,721	211,307
Other non-current liabilities	61,378	62,799

Total liabilities	881,990	767,340

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 439,745,644 and 407,150,694 shares at March 31, 2008 and December 31, 2007, respectively	4,397	4,072
Common stock in treasury, at cost; 4,053,715 and 4,026,116 shares at March 31, 2008 and December 31, 2007, respectively	(151,073)	(149,519)
Additional paid-in capital	4,640,100	2,780,849
(Accumulated deficit) retained earnings	(1,516,428)	124,660
Accumulated other comprehensive income	52,478	83,882

Total stockholders’ equity	3,029,474	2,843,944

Total liabilities and stockholders’ equity	$3,911,464	$3,611,284

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(1,641,088)	$57,409

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of long-term assets	7,497	4,698
Amortization of acquired intangible assets	9,942	2,215
Provision for accounts receivable allowances	2,046	3,445
Deferred income taxes	(392)	(9,571)
Acquired In-process research and development	1,740,000	—
Share-based compensation expense	21,276	9,573
Equity in losses of affiliated companies	5,079	1,283
Shares issued for employee benefit plans	2,135	1,287
Other, net	47	(711)

Change in current assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(38,147)	(5,058)
Inventory	(7,235)	(4,790)
Other operating assets	(4,362)	8,616
Accounts payable and accrued expenses	(48,657)	(15,134)
Income tax payable	14,548	37,330
Deferred revenue	871	(795)

Net cash provided by operating activities	63,560	89,797

Cash flows from investing activities:
Proceeds from sales of marketable securities	563,272	706,204
Purchases of marketable securities available for sale	(194,629)	(1,256,255)
Payments for acquisition of business, net of cash acquired	(746,009)	—
Capital expenditures	(18,149)	(10,754)
Investment in affiliated companies	(1,339)	—
Purchases of investment securities	(4,762)	(1,406)
Other	8,275

Net cash used in investing activities	(393,341)	(562,211)

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	23,249	31,302
Excess tax benefit from share-based compensation arrangements	12,303	19,525

Net cash provided by financing activities	35,552	50,827

Effect of currency rate changes on cash and cash equivalents	14,081	795

Net increase (decrease) in cash and cash equivalents	$(280,148)	$(420,792)

Cash and cash equivalents at beginning of period	$1,218,273	$1,439,415

Cash and cash equivalents at end of period	$938,125	$1,018,623

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2008	2007

Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss (gain) on marketable securities available for sale	$91,226	$2,259

Matured shares tendered in connection with stock option exercises	$(1,554)	$(963)

Conversion of convertible notes	$43	$6

Supplemental disclosure of cash flow information:
Interest paid	$1,067	$1,750

Income taxes paid	$528	$—

See accompanying Notes to Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation: Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. On March 7, 2008, the Company acquired all of the outstanding common stock and stock options of Pharmion Corporation, or Pharmion, which prior to the acquisition was a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients for $2.67 billion in cash and Celgene common stock. The Company’s commercial stage products included REVLIMID®, THALOMID®, VIDAZA®, ALKERAN® and FOCALIN®. FOCALIN® is sold exclusively to Novartis Pharma AG, or Novartis. The Company also derived revenues from a licensing agreement with Novartis, which entitled it to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, and sales of bio-therapeutic products and services through its Cellular Therapeutics subsidiary.
The accompanying unaudited consolidated financial statements have been prepared from the books and records of the Company pursuant to U.S. generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All inter-company transactions and balances have been eliminated. Investments in limited partnerships and interests in which the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. Certain reclassifications have been made to the prior period’s consolidated financial statements in order to conform to the current period’s presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Interim results may not be indicative of the results that may be expected for the full year. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements.
Recent Accounting Principles: In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” SFAS 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The effective date for financial assets and liabilities that are recognized on a recurring basis was effective beginning January 1, 2008. The Company has determined that its adoption of SFAS 157 on January 1, 2008 for financial assets did not have a material impact on its consolidated financial statements. The Company does not expect the adoption of SFAS 157 related to non-financial assets to have a material impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 was effective for the Company beginning January 1, 2008 and did not have a material impact on its consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” or EITF 07-3, which provides that non-refundable advance payments for future research and development activities should be deferred and capitalized until the related goods are delivered or the related services are performed. EITF 07-3 was effective for the Company on a prospective basis beginning January 1, 2008 and did not have a material impact on its consolidated financial statements.
In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-1 will be effective for the Company beginning January 1, 2009 on a retrospective basis. The Company is currently evaluating the impact that the adoption of EITF 07-1 will have, if any, on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS 141R, which replaces FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. It is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”, or SFAS 160. This Standard changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. The Company is currently evaluating the impact that the adoption of SFAS 160 will have, if any, on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activites,” or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact that the adoption of SFAS 161 will have, if any, on its consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
2. Acquisition of Pharmion Corporation
On March 7, 2008, Celgene acquired all of the outstanding common stock and stock options of Pharmion in a transaction accounted for under the purchase method of accounting for business combinations. Under the purchase method of accounting, the assets acquired and liabilities assumed of Pharmion are recorded as of the acquisition date, at their respective fair values, and consolidated with those of Celgene. The reported consolidated financial condition and results of operations of Celgene after completion of the acquisition reflect these fair values. Pharmion’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition.
Celgene paid a total purchase price of $2.761 billion to acquire all of the outstanding Pharmion common shares and stock options. Each Pharmion stockholder received $25.00 in cash plus 0.8367 shares of Celgene common shares for a total payment of $2.67 billion. The combination of cash and Celgene stock to Pharmion stockholders consisted of $921.0 million in cash and approximately 30.8 million shares of Celgene common stock valued at $1.749 billion. The total purchase price included acquisition-related costs of $25.5 million, the fair value of vested Celgene stock options issued of $44.9 million and the amortized cost of Celgene’s investment in Pharmion common shares prior to the acquisition.
Prior to the acquisition, Pharmion was a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients. Celgene acquired Pharmion to enhance its portfolio of therapies for patients with life-threatening illnesses worldwide with the addition of Pharmion’s marketed products, and several products in development for the treatment of hematological and solid tumor cancers. By combining this new product portfolio with the Company’s existing operational and financial capabilities, Celgene will be able to enlarge its global market share through increased product offerings and expanded clinical, regulatory and commercial capabilities.

(Amounts in thousands) Purchase Price Summary:

Stock issued at fair value	$1,749,222
Cash paid	920,805
Acquisition-related costs	25,448
Fully vested stock options issued	44,924
Pharmion shares previously owned	20,212

Total purchase price paid	$2,760,611

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
The acquisition was accounted for using the purchase method of accounting for business combinations and the purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values.

(Amounts in thousands)	March 7, 2008

Current assets	$340,415
Fixed assets	8,404
Developed product rights	510,986
In-process research and development	1,740,000
Other noncurrent assets	304

Assets acquired	2,600,109
Restructuring	(69,000)
Net deferred taxes	(128,352)
Liabilities assumed	(141,748)

Net assets acquired	2,261,009
Goodwill	499,602

Acquisition cost	$2,760,611

The fair value of the acquired identifiable intangible assets consists primarily of developed product rights for the following currently marketed products: Vidaza® IV in the U.S. market, Thalidomide Pharmion in certain foreign markets and other minor commercialized products and was derived using a valuation from an independent third-party valuation firm. It also includes the fair value associated with certain compassionate use rights in Europe. The weighted average amortization period for these assets, in total, is 6.5 years. The weighted average amortization period for compassionate use rights is 1.2 years, while the weighted average amortization period for the developed product rights is 7.1 years.
In-process research and development, or IPR&D, represents compounds under development by Pharmion at the date of acquisition that had not yet achieved regulatory approval for marketing in certain markets or had not yet been completed and have no future alternative use. The $1.74 billion estimated fair value of these intangible assets was derived using the multi-period excess-earnings method, a form of the income approach, as determined by a valuation from an independent third-party valuation firm. The IPR&D primarily related to development and approval initiatives for Vidaza® IV in the E.U. market, Vidaza® Oral in the U.S. and E.U. markets and Thalidomide Pharmion® in the E.U. market. The projected cash flows for valuation purposes were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products; and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.
For Vidaza® IV in the E.U. market, the related future net cash flows were estimated using a risk-adjusted discount rate of 10.0% and an anticipated regulatory approval date in late 2008 with market exclusivity rights expected to continue through 2019. For Vidaza® Oral in the U.S. and E.U., the future net cash flows were estimated using a risk-adjusted discount rate of 11.0% for each market. The anticipated regulatory approval in the E.U. was assumed for 2013 with exclusivity continuing through 2023, and the anticipated regulatory approval in the U.S. was assumed for 2013 with exclusivity continuing through 2018. For Thalidomide Pharmion® in the E.U. market, the future net cash flows were estimated using a risk-adjusted discount rate of 9.5% and an anticipated regulatory approval date in 2008 with exclusivity continuing through 2018.
In accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” the purchase price allocated to IPR&D intangible assets has been expensed to income immediately subsequent to the acquisition because the compounds do not have any alternative future use. This charge is not deductible for tax purposes.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The amount allocated to goodwill is preliminary and subject to change, depending on the results of the final purchase price allocation. We do not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Company’s acquisition of Pharmion has been recorded as a noncurrent asset in our Consolidated Balance Sheet and will not be amortized, but is subject to review for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

The allocation of the purchase price is subject to finalization of Celgene’s management analysis of the fair value of the assets acquired and liabilities assumed of Pharmion as of the acquisition date. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and liabilities and may also result in adjustments to depreciation, amortization and acquired in-process research and development. The final allocation is expected to be completed as soon as practicable but no later than 12 months after the acquisition date.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
Prior to the acquisition, Celgene had licensed exclusive rights relating to the development and commercial use for thalidomide and its distribution system to Pharmion, and also maintained a thalidomide supply agreement with Pharmion. The Company accounted for these arrangements in accordance with EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” In addition, the Company has valued the reacquired thalidomide-related rights in the valuation of developed product rights described above. Any assets and liabilities that existed between Celgene and Pharmion as of the acquisition date have been eliminated in the accompanying unaudited consolidated financial statements.
The following table provides pro forma financial information for the three-month periods ended March 31, 2008 and 2007 as if the acquisition had occurred as of the beginning of each period presented. For each period presented, the unaudited pro forma results include the nonrecurring charge for IPR&D, amortization of acquired intangible assets, elimination of expense and income related to pre-acquisition agreements with Pharmion, reduced interest and investment income attributable to cash paid for the acquisition and the amortization of the inventory step-up to fair value of acquired Pharmion product inventories. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of Celgene and Pharmion. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	March 31,
(Amounts in thousands, except per share amounts)	2008	2007

Net sales	$483,728	$329,883
Net loss	(1,650,543)	(1,708,655)

Net loss per common share: basic and diluted	$(4.09)	$(3.75)
3. Restructuring
The acquisition cost of Pharmion includes liabilities related primarily to the planned exit of certain business activities, involuntary terminations and the relocation of certain Pharmion employees. The cost of these restructuring activities is estimated to be approximately $69.0 million, which includes employee severance costs of $16.8 million, early lease and contract termination costs of $45.0 million, facility closing costs of $3.8 million and various other costs primarily associated with exiting certain business activities of Pharmion. The Company is in the process of initiating the above-noted actions included in the restructuring plan and expects that all actions will be substantially completed within one year of the effective date of the acquisition.
The following table summarizes the charges recorded for restructuring at the March 7, 2008 effective date of the Pharmion acquisition. No payments have been made as of March 31, 2008.

(Amounts in thousands)
Severance costs	$16,800
Contract termination fees	45,000
Facility closing costs	3,800
Other	3,400

Total restructuring costs	$69,000

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
4. Earnings Per Share (EPS)
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding as if the outstanding convertible debt was converted into shares of common stock and assuming potentially dilutive common shares resulting from option exercises, had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock are the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise.

	Three-Month Periods Ended
	March 31,
(Amounts in thousands except per share)	2008	2007

Net (loss) income	$(1,641,088)	$57,409
Interest expense on convertible debt, net of tax	—	1,393

Net (loss) income for diluted computation	$(1,641,088)	$58,802

Weighted average shares:
Basic	412,263	377,599
Effect of dilutive securities:
Options, warrants and other incentives	—	18,693
Convertible debt	—	33,014
Diluted	412,263	429,306

Net (loss) income per share:
Basic	$(3.98)	$0.15
Diluted	$(3.98)	$0.14
The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 50,546,244 and 2,681,971 shares for the three-month periods ended March 31, 2008 and 2007, respectively. The convertible debt for the period ended March 31, 2008 was determined to be anti-dilutive; therefore, 16,223,892 potential shares and the interest expense related to the debt were excluded from the diluted earnings per share calculation.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
5. Comprehensive (Loss) Income
The components of comprehensive (loss) income consist of net (loss) income, changes in currency translation adjustments and the after-tax effects of changes in net unrealized gains (losses) on marketable securities classified as available for sale. A summary of comprehensive (loss) income for the three-month periods ended March 31, 2008 and 2007 follows:

	Three-Month Periods Ended
	March 31,
(Amounts in thousands)	2008	2007

Net (loss) income	$(1,641,088)	$57,409

Other comprehensive income:
Net unrealized gains on marketable securities available for sale, net of tax	6,967	1,306
Reversal of unrealized gains on Pharmion investment, net of tax	(62,806)	—
Reclassification adjustment for losses included in net income (loss)	(1,289)	64

Net unrealized (losses) gains on marketable securities available for sale, net of tax	(57,128)	1,370
Currency translation adjustments	25,724	1,557

Total other comprehensive (loss) income	(31,404)	2,927

Comprehensive (loss) income	$(1,672,492)	$60,336

6. Financial Instruments and Fair Value Measurement
The following tables present information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.

		Quoted Price in	Significant	Significant
	Balance at	Active Markets for	Other Observable	Unobservable
(Amounts in thousands)	March 31, 2008	Identical Assets	Inputs	Inputs

Available-for-sale securities	$1,088,367	$3,800	$1,062,828	$21,739
Forward currency contracts	(700)	—	(700)	—

	$1,087,667	$3,800	$1,062,128	$21,739

The fair values of the available-for-sale securities and derivative instruments are determined through market, observable and corroborated sources.
The following table is a roll forward of the fair value of the private cash fund, whose fair value is determined by Level 3 inputs:

Fair Value
Measurements
Using Significant
(Amounts in thousands)	Unobservable Inputs
Beginning balance	$37,038
Total gains or losses (realized and unrealized)	—
Settlements	(15,299)
Transfers in and/or out of Level 3	—

Ending balance	$21,739

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
7. Cash, Cash Equivalents and Marketable Securities Available for Sale
Money market funds of $754.4 million and $1.006 billion at March 31, 2008 and December 31, 2007, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2008 and December 31, 2007 were as follows:

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gain	Loss	Value

Mortgage-backed obligations	$201,284	$3,850	$(152)	$204,982
U.S. Treasury securities	152,814	4,249	(5)	157,058
U.S. government-sponsored agency securities	675,206	14,641	—	689,847
Corporate debt securities	10,928	13	—	10,941
Private cash fund shares	21,739	—	—	21,739
Marketable equity securities	4,480	—	(680)	3,800

Total available-for-sale marketable securities	$1,066,451	$22,753	$(837)	$1,088,367

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gain	Loss	Value

Mortgage-backed obligations	$216,255	$2,253	$(108)	$218,400
U.S. Treasury securities	150,175	1,410	(28)	151,557
U.S. government-sponsored agency securities	969,312	10,690	(131)	979,871
Corporate debt securities	13,448	19	(1,611)	11,856
Private cash fund shares	37,038	—	—	37,038
Marketable equity securities	20,212	101,711	—	121,923

Total available-for-sale marketable securities	$1,406,440	$116,083	$(1,878)	$1,520,645

Mortgage-backed obligations include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Bank, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. Private cash fund shares are investments in enhanced cash comingled funds. Marketable equity securities at December 31, 2007 consisted of the Company’s investment in the common shares of Pharmion, which were subsequently eliminated with the acquisition of Pharmion in March 2008. Unrealized losses for mortgage-backed obligations, U.S. Treasury securities and U.S. government-sponsored agency securities were primarily due to increases in interest rates. Unrealized losses for corporate debt at December 31, 2007 were due to increases in interest rates as well as widening credit spreads.
Duration of debt securities classified as available-for-sale at March 31, 2008 was as follows:

	Amortized	Fair
(Amounts in thousands)	Cost	Value

Duration of one year or less	$506,324	$511,674
Duration of one through three years	475,875	490,131
Duration of three through five years	69,912	71,779
Duration of five years or more	9,860	10,983

Total	$1,061,971	$1,084,567

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
8. Inventory
A summary of inventories by major category at March 31, 2008 and December 31, 2007 follows:

	March 31,	December 31,
(Amounts in thousands)	2008	2007

Raw materials	$11,955	$8,899
Work in process	22,839	21,214
Finished goods	61,519	18,963

Total	$96,313	$49,076

Inventory for the three-month period ended March 31, 2008 increased $47.2 million compared to the end of December 31, 2007 primarily due to $36.7 million in inventory obtained from the Pharmion acquisition and stated at fair value and increased inventories of REVLIMID® and ALKERAN®.
9. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

(Amounts in thousands)	March 31,	December 31,
Investment in Affiliated Companies	2008	2007

Investment in affiliated companies (1)	$3,530	$2,191
Excess of investment over share of equity (2)	7,152	12,231

Investment in affiliated companies	$10,682	$14,422

	Three-Month Periods Ended
(Amounts in thousands)	March 31,
Equity in Losses of Affiliated Companies	2008	2007
Affiliated companies losses (1)	$5,079	$1,208
Amortization of intangibles	—	75

Equity in losses of affiliated companies	$5,079	$1,283

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill at March 31, 2008 and December 31, 2007, respectively.
For the three-month period ended March 31, 2008, the Company recorded an other-than-temporary loss of $4.4 million related to an affiliate company investee based on a decrease in fair value below our cost in this quarter along with an evaluation of several other factors affecting this investee. This reduced the Company’s investment to $7.2 million, which represented the fair value of its common stock ownership in the investee at the end of March 31, 2008 based on the market closing price of the investee on that date.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
10. Convertible Debt
In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes due June 2008, referred to herein as the convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes is convertible into 82.5592 shares of common stock as adjusted, or a conversion price of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company’s common stock of $8.075 per share, after adjusting prices for the two-for-one stock splits effected on February 17, 2006 and October 22, 2004. The debt issuance costs related to these convertible notes, which totaled approximately $12.2 million, are classified under other assets on the consolidated balance sheet and are being amortized over five years. Under the terms of the purchase agreement, the noteholders at March 31, 2008 can convert the outstanding notes at any time into 16,223,892 shares of common stock at the conversion price. In addition, the noteholders have the right to require the Company to redeem the notes in cash at a price equal to 100% of the principal amount to be redeemed, plus accrued interest, prior to maturity in the event of a change of control and certain other transactions defined as a “fundamental change” in the indenture governing the notes. Subsequent to the September 2003 issuance date, $203.5 million of principal has been converted into 16,799,788 shares of common stock.
The Company’s convertible notes are classified as current liabilities due to their maturity in June 2008. Based on the price of the Company’s common stock at March 31, 2008, the Company expects the remaining noteholders to convert the notes into shares of common stock and does not expect such conversion to have a material impact on its financial condition, liquidity or capital resources. On May 9, 2008, the Company entered into a supplemental indenture with respect to its convertible notes. See Note 15, Subsequent Event.
At March 31, 2008 and December 31, 2007, the fair value of the Company’s convertible notes outstanding exceeded the carrying value by approximately $798.0 million and $514.4 million, respectively.
Under the Registration Rights Agreement for the notes, or the Registration Rights Agreement, the Company could be subject to liquidated damages if the effectiveness of the registration statement covering the convertible debt is not maintained at any time prior to the earlier of: (i) two years after the conversion of the last convertible note into common stock or (ii) September 2010. The Company believes the likelihood of occurrence of such event is remote and, as such, the Company has not recorded a liability for liquidated damages at March 31, 2008. In the unlikely event that it becomes probable that the Company would have to pay liquidated damages under the Registration Rights Agreement, the Company has estimated the maximum potential liquidated damages as of March 31, 2008 to be approximately $2.0 million per year.
Such damages would (a) accrue only with respect to the shares of the Company’s common stock (underlying the notes) that were not already sold by the holder (under the registration statement or pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended) and that were not eligible for sale without a registration statement, (b) accrue only for the period during which the registration statement was not effective, subsequent to its initial effectiveness and (c) be settled in cash in accordance with the terms of the Registration Rights Agreement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
11. Intangible Assets and Goodwill
Intangible Assets: A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
(Amounts in thousands)	Carrying	Accumulated	Assets,	Average
March 31, 2008	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$534,593	$(8,205)	$526,388	6.5
License	4,250	(691)	3,559	13.8
Technology	312	(44)	268	12.6
Acquired workforce	362	(97)	265	5.0

Total	$539,517	$(9,037)	$530,480	6.5

	Gross		Intangible	Weighted
(Amounts in thousands)	Carrying	Accumulated	Assets,	Average
December 31, 2007	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$109,982	$(21,470)	$88,512	12.9
License	4,250	(614)	3,636	13.8
Technology	297	(36)	261	12.6
Acquired workforce	318	(69)	249	5.0

Total	$114,847	$(22,189)	$92,658	12.9

The gross carrying value of intangibles increased by $424.7 million from December 31, 2007 to March 31, 2008, primarily due to the fair value assigned to pharmaceutical product rights obtained in the Pharmion acquisition in March 2008. Partly offsetting the increase was the elimination of an intangible asset related to a product supply agreement entered into with Pharmion prior to the acquisition. An immaterial amount of the increase in gross carrying value of intangibles was due to changes in foreign exchange rates.
Amortization of acquired intangible assets was approximately $9.8 million and $2.3 million for the three-month periods ended March 31, 2008 and 2007, respectively. The increase in amortization expense was due to amortization of the intangible assets resulting from the Pharmion acquisition. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $101.8 million for year ending December 31, 2008, $84.8 million for the year ending December 31, 2009 and $64.0 million for each of the years ending December 31, 2010 through 2012.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
Goodwill: At March 31, 2008, the Company’s goodwill related to the March 7, 2008 acquisition of Pharmion and the October 21, 2004 acquisition of Penn T Limited. The change in carrying value of goodwill is summarized as follows:

(Amounts in thousands)
Balance, December 31, 2007	$39,033
Acquisition of Pharmion	499,602
Tax benefit on the exercise of Pharmion converted stock options	(8,275)
Foreign currency translation	(66)

Balance, March 31, 2008	$530,294

12. Share-Based Compensation
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007:

	Three-Month Periods Ended
	March 31,
(Amounts in thousands)	2008	2007

Cost of good sold	$528	$387
Research and development	9,616	2,602
Selling, general and administrative	11,132	6,584

Total share-based compensation expense	$21,276	$9,573

Share-based compensation expense included in inventory was $0.5 million at March 31, 2008 and $0.4 million at December 31, 2007.
As of March 31, 2008, there was $178.1 million of unrecognized compensation expense related to Company’s various stock-based plans. This expense will be recognized over an expected remaining weighted-average period of 2.2 years.
The weighted-average grant date fair value of the stock options issued during the three-month periods ended March 31, 2008 and 2007 was $21.79 per share and $22.09 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the three-month period ended March 31, 2008, as compared to December 31, 2007.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
Stock option transactions for the three months ended March 31, 2008 under all plans are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Option	Term (Years)	(In Thousands)

Outstanding at December 31, 2007	32,739,159	$28.05	6.1	$702,341
Changes during the period:
Granted — Celgene	1,762,466
Issued — Pharmion acquisition	1,206,031
Exercised	(1,659,326)
Forfeited	(140,149)
Expired	(10,925)

Outstanding at March 31, 2008	33,897,256	$29.55	6.0	$1,095,509

Vested or expected to vest at March 31, 2008	33,388,641	$29.18	6.0	$1,091,667

Exercisable at March 31, 2008	22,278,086	$20.17	4.7	$916,319

The total fair value of shares vested during the three-month periods ended March 31, 2008 and 2007 was $3.7 million and $4.3 million, respectively. The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2008 and 2007 was $68.0 million and $146.4 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
13. Income Taxes
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
The Company’s tax returns have been audited by the Internal Revenue Service, or IRS, through the fiscal year ended December 31, 2003. Tax returns for the fiscal years ended December 31, 2004 and 2005 are currently under examination by the IRS. The Company is also subject to audits by various state and foreign taxing authorities, including, but not limited to the major countries of Europe, the Far East, and most U.S. states.
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
Unrecognized tax benefits, represented by liabilities on the balance sheet and all subject to audit, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Changes to the amount of unrecognized tax benefits from January 1, 2008 relate primarily to current year operations. There are no unrecognized tax benefits as of March 31, 2008 for which it is reasonably possible that there will be a significant change in the next 12 months. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.
During the three-month period ended March 31, 2007, the Company recorded a deferred tax benefit of approximately $7.5 million, as a result of a research and experimentation tax credit study covering prior years. In addition, the Company generated research and experimentation tax credits of $19.1 million related to stock option compensation for which no deferred tax benefit was recorded at March 31, 2007. Under SFAS 123R, excess tax benefits related to stock option compensation are recognized in the period in which such benefits are realized through the reduction of income taxes payable. These tax benefits will be recorded as an increase in additional paid-in capital when realized.
14. Committments and contingencies
With the Pharmion acquisition, the Company assumed several arrangements for which future contractual obligations are as follows:
Inventory Purchase Commitments. Pharmion had entered into product supply contracts under which Pharmion provides its suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments. These commitments totaled $13.2 million at March 31, 2008.
Research and Development. In December 2005, Pharmion entered into a co-development and licensing agreement for satraplatin with GPC Biotech. Pursuant to the agreement, Pharmion was required to provide $22.2 million for future development costs, of which $13.2 million remains at March 31, 2008.
Contingent Product Acquisition Payments. Pharmion had entered into contractual payment obligations, the amount and timing of which are contingent upon future events. Under an agreement with MethylGene, milestone payments for MGCD0103 could reach $141 million, based on the achievement of significant development, regulatory and sales goals. In addition, up to $100 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
Under the terms of an agreement related to Cabrellis Pharmaceuticals Corporation, Pharmion agreed to pay $12.5 million for each approval of AMRUBICINTM by regulatory authorities in each of the U.S. and E.U. In addition, upon approval of AMRUBICINTM for a second indication in the U.S. or E. U., Pharmion agreed to pay an additional payment of $10 million for each market. Under the terms of the license agreement for AMRUBICINTM, Pharmion was also required to make milestone payments up to $8.0 million to Dainippon Sumitomo Pharma Co. Ltd. upon regulatory approval of AMRUBICINTM in the U.S. and the E.U., and up to $17.5 million upon achieving certain annual sales levels in the U.S.
15. Subsequent Event
On May 9, 2008, the Company entered into a supplemental indenture to the indenture dated June 3, 2003 with the Bank of New York, as trustee, governing the Company’s convertible notes, wherein the parties agreed to certain clarifying modifications with respect to the final conversion date and final interest payment.

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
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products are REVLIMID® (lenalidomide), THALOMID® (thalidomide) and VIDAZA® (azacitidine for injection). REVLIMID® was approved by the U.S. Food and Drug Administration, or FDA, the European Commission, or the EC, the Swiss Agency for Therapeutic Products, or Swissmedic and the Australian Therapeutic Goods Administration, for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In addition, REVLIMID® was approved by the FDA and the Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. THALOMID® was approved by the FDA for treatment in combination with dexamethasone for patients with newly diagnosed multiple myeloma and is also approved for the treatment and suppression of cutaneous manifestations of erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is licensed from Pharmacia & Upjohn, now part of Pfizer, Inc., and was approved by the FDA for the treatment of all subtypes of MDS. We also sell ALKERAN®, which we obtain through a supply and distribution agreement with GlaxoSmithKline, or GSK, and FOCALIN®, which we sell exclusively to Novartis Pharma AG, or Novartis. Other sources of revenue include royalties which we primarily receive from Novartis on its sales of the entire family of RITALIN® drugs and FOCALIN XR®, in addition to revenues from collaborative agreements and licensing fees.
On March 7, 2008, we acquired all of the outstanding common stock and stock options of Pharmion Corporation in a transaction accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of Pharmion were recorded as of the acquisition date, at their respective fair values, and consolidated with our financial statements. Prior to the acquisition, Pharmion was a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients. We acquired Pharmion to enhance our portfolio of therapies for patients with life-threatening illnesses worldwide with the addition of Pharmion’s marketed products, and several products in development for the treatment of hematological and solid tumor cancers. Pharmion’s results of operations are included in our consolidated financial statements from the date of acquisition. The definitive agreement to acquire Pharmion was announced on November 18, 2007 for a total value of $ 2.9 billion. This amount was based on the estimated total number of Pharmion shares outstanding, including Pharmion shares owned by Celgene at that time and Pharmion stock options outstanding. The purchase price, including acquisition related fees and all other costs, as determined on March 7, 2008 was $ 2.761 billion and includes the previously owned Pharmion shares at historical cost.

The impact of purchase accounting, based on a preliminary valuation, resulted in charges in the three-month period ended March 31, 2008 which included $1.74 billion for acquired in-process research and development (IPR&D), $8.2 million for amortization of acquired intangible assets which will be amortized over a weighted average period of 6.5 years and $2.5 million for amortization of the step-up to fair value of Pharmion’s product inventory. The $1.74 billion IPR&D charge related to various research and development projects which have not been completed and for which there is no alternative future use. The amount of the charge was determined by estimating the risk-adjusted future value of these projects discounted at rates between 9 percent and 11 percent.
We are dedicated to innovative research and development designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, such as intracellular signaling, immunomodulation and placental stem cell research. The drug and cell therapies we develop are designed to treat life-threatening diseases or chronic debilitating conditions where patients are poorly served by current therapies. Building on our growing knowledge of the biology underlying hematological and solid tumor cancers and immune-inflammatory diseases, we are investing in a range of innovative therapeutic programs that are investigating ways to treat and manage chronic diseases by targeting the disease source through multiple mechanisms of action. In March 2008, AMRUBICINTM, a third-generation fully synthetic anthracyclin obtained in the Pharmion acquisition, was granted orphan drug designation by the FDA for the treatment of small cell lung cancer. In April 2008, the Australian Therapeutic Goods Administration, or TGA, approved a supplemental filing granting Thalidomide Pharmion® marketing approval for use in combination with melphalan and prednisone for patients with untreated multiple myeloma or ineligible for high dose chemotherapy. Thalidomide Pharmion® was also granted marketing approval in combination with dexamethasone for induction therapy prior to high dose chemotherapy with autologous stem cell rescue, for the treatment of patients with untreated multiple myeloma. In addition, in April 2008, Thalidomide Pharmion® was granted full marketing authorization by the EC for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma.
Our future growth and operating results will depend on the successful integration of Pharmion, continued acceptance of our currently marketed products, regulatory approvals of both new products and the expanded use of existing products, depth of our product pipeline and ability to commercialize these products, competition to our marketed products and challenges to our intellectual property. See also Risk Factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1A of this Quarterly Report on Form 10-Q.
For the three-month period ended March 31, 2008, we reported revenue of $462.6 million, representing an increase of $169.2 million, or 57.7%, compared to the three-month period ended March 31, 2007. The increase was primarily due to the continued growth of REVLIMID® and inclusion of sales of former Pharmion products. We reported a net loss of $1.641 billion and a diluted loss per share of $3.98 for the three-month period ended March 31, 2008 compared to net income of $57.4 million, or $0.14 per diluted share for the three-month period ended March 31, 2007. The loss in the three-month period ended March 31, 2008 was primarily due to the in-process research and development charge related to our acquisition of Pharmion, which offset the favorable impact of increased revenues.

Results of Operations:

Three-Month Periods Ended March 31, 2008 and 2007
Total Revenue: Total revenue and related percentages for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three-Month Period Ended
	March 31,		Increase	Percent
(Amounts in thousands)	2008	2007	(Decrease)	Change

Net product sales:
REVLIMID ®	$286,846	$146,233	$140,613	96.2%
THALOMID ®	113,927	106,034	7,893	7.4%
VIDAZA ®	13,820	—	13,820	N/A
ALKERAN ®	15,114	15,964	(850)	-5.3%
Other	1,667	1,565	102	6.5%

Total net product sales	$431,374	$269,796	$161,578	59.9%
Collaborative agreements and other revenue	4,768	4,804	(36)	-0.7%
Royalty revenue	26,455	18,815	7,640	40.6%

Total revenue	$462,597	$293,415	$169,182	57.7%

REVLIMID® net sales increased for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to increased unit sales in the United States and international markets, which reflected the June 2007 EC’s approval for the use of REVLIMID® for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy.
THALOMID® net sales increased for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to the inclusion of sales recorded by former Pharmion entities and the introduction of a 150mg dosage in March 2007.
VIDAZA® was acquired in the purchase of Pharmion effective March 7, 2008. Net sales for 2008 represent sales recorded for the period March 8, 2008 through March 31, 2008.
ALKERAN® net sales were slightly lower for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to a decrease in unit sales of the injectable form.
Net product sales for the three-month period ended March 31, 2008 increased $161.6 million, or 59.9% compared to the three-month period ended March 31, 2007. The change was comprised of volume increases of $143.0 million, or 53.0%, as well as price increases of $13.6 million, or 5.0% and impact of foreign exchange of $5.0 million, or 1.9%.

Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources were relatively flat for the three-month periods ended March 31, 2008 and 2007, respectively.
Royalty Revenue: Royalty revenue totaled $26.5 million for the three-month period ended March 31, 2008, representing an increase of $7.6 million compared to the three-month period ended March 31, 2007. The increase was primarily due to amounts received from Novartis on sales of their entire family of RITALIN® drugs and FOCALIN XR®, partly due to higher levels of wholesaler inventories at the end of March 2008.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns, sales discounts, government rebates and distributor chargebacks and service fees. We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned and inventory centralization and rationalization initiatives conducted by major pharmacy chains. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. REVLIMID® is distributed primarily through contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date. VIDAZA® is sold in the United States to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals and other institutional customers. Sales discount accruals are based on payment terms extended to customers.
Government rebate accruals are based on estimated payments due to US and international governmental agencies for purchases made by third parties under various governmental programs. US Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate amount formula established by the Center for Medicaid and Medicare Services. Certain foreign markets have government-sponsored programs that require rebates to be paid and accordingly the rebate accruals are determined primarily on estimated eligible sales.
Distributor chargeback accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on contractual fees to be paid to the wholesale distributor for services provided. See Critical Accounting Policies for further discussion.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Returns			Distributor
(Amounts in thousands)	and		Government	Chargebacks
2008	Allowances	Discounts	Rebates	and Services	Total

Balance at December 31, 2007	$16,734	$2,895	$9,202	$8,839	$37,670
Pharmion balance at March 7, 2008	926	283	1,266	2,037	4,512
Allowances for sales during 2008	10,511	8,911	13,775	17,239	50,436
Credits/deductions issued for prior year sales	(7,415)	(2,785)	(6,889)	(4,016)	(21,105)
Credits/deductions issued for sales during 2008	(495)	(5,596)	(151)	(15,772)	(22,014)

Balance at March 31, 2008	$20,261	$3,708	$17,203	$8,327	$49,499

	Returns			Distributor
(Amounts in thousands)	and		Government	Chargebacks
2007	Allowances	Discounts	Rebates	and Services	Total

Balance at December 31, 2006	$9,480	$2,296	$7,468	$10,633	$29,877
Allowances for sales during 2007	7,961	5,679	5,976	15,204	34,820
Credits/deductions issued for prior year sales	(7,127)	(2,104)	(5,708)	(8,525)	(23,464)
Credits/deductions issued for sales during 2008	(907)	(3,621)	—	(8,888)	(13,416)

Balance at March 31, 2007	$9,407	$2,250	$7,736	$8,424	$27,817

A comparison of allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2008 and 2007, respectively, follows:
Returns and allowances increased by $2.6 million for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to higher returns of THALOMID® .
Discounts increased by $3.2 million for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to increased sales of REVLIMID®.
Government rebates increased by $7.8 million in the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to the increased international government rebates resulting from our global expansion, as well as the inclusion of Pharmion rebates.
Distributor chargebacks increased by $2.0 million in the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to the inclusion of Pharmion and ALKERAN® tablet volume increases.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended March 31, 2008 and 2007 were as follows:

	March 31,		Increase	Percent
(Amounts in thousands)	2008	2007	(Decrease)	Change

Cost of goods sold (excluding amortization expense)	$44,724	$22,055	$22,669	102.8%
Percent of net product sales	10.4%	8.2%

Research and development	156,877	79,575	77,302	97.1%
Percent of total revenue	33.9%	27.1%

Selling, general and administrative	140,451	105,206	35,244	33.5%
Percent of total revenue	30.4%	35.9%

Acquired in-process research and development	1,740,000	—	1,740,000	N/A

Amortization of acquired intangible assets	9,842	2,215	7,627	344.3%
Cost of Goods Sold (excluding amortization expense): Cost of goods sold increased by $22.7 million for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to increased material and royalty costs for REVLIMID® and THALOMID®, increased material costs for ALKERAN® for injection and the inclusion of $8.1 million in cost of sales related to former Pharmion products, particularly VIDAZA® and Thalidomide Pharmion®. As a percentage of net product sales, cost of goods sold (excluding amortization expense) increased to 10.4% in 2008 from 8.2% in 2007 primarily due to the inclusion of higher costs for VIDAZA® and Thalidomide Pharmion® and higher costs for THALOMID®.
Research and Development: Research and development expenses increased by $77.3 million for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to $45.0 million in upfront payments made to Acceleron Pharma, Inc. in 2008 related to a research and development collaboration arrangement, the inclusion of $6.6 million in expense for Pharmion entities which were partly related to AMRUBICINTM and the MethylGene HDAC program in addition to an increase of $16.4 million in spending related to clinical research and development in support of multiple programs, including REVLIMID®, other IMiDs® and other compounds across a broad range of diseases. Regulatory spending increased primarily due to the expansion of REVLIMID® in international markets.
The following table provides an additional breakdown of research and development expenses:

	Three-Month Period Ended
	March 31,
(Amounts in thousands)	2008	2007	Increase

Human pharmaceutical clinical programs	$49,141	$32,719	$16,422
Other pharmaceutical programs	92,804	33,341	59,463
Biopharmaceutical discovery and development	10,868	10,010	858
Placental stem cell and biomaterials	4,064	3,505	559

Total	$156,877	$79,575	$77,302

Other pharmaceutical programs for the three-month period ended March 31, 2008, includes $45.0 million for the Acceleron Pharma collaborative research and development arrangement, in addition to spending for toxicology, analytical research and development, drug discovery, quality and regulatory affairs.

Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and THALOMID®, and for other compounds such as: CC-10004, our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-a and which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; CC-4047, CC-11006 and CC-11050, which are currently either being evaluated in Phase I clinical trials or for which Phase II clinical trials are planned or ongoing; and our kinase and ligase inhibitor programs as well as the placental stem cell program.
Selling, General and Administrative: Selling, general and administrative expenses increased by $35.2 million for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007, reflecting an increase in marketing of $18.4 million, sales force costs of $6.3 million related to the expansion of our international operations throughout Europe, Australia and Canada, and the inclusion of expenses related to Pharmion of $11.1 million.
Acquired In-Process Research and Development: IPR&D represents compounds under development by Pharmion at the date of acquisition that had not yet achieved regulatory approval for marketing in certain markets or had not yet been completed and have no future alternative use. The $1.74 billion estimated fair value of these intangible assets was derived using the multi-period excess-earnings method, a form of the income approach, as determined by a valuation from an independent third-party valuation firm. The IPR&D primarily related to development and approval initiatives for Vidaza® IV in the E.U. market, Vidaza® Oral in the U.S. and E.U. markets and Thalidomide Pharmion® in the E.U. market. The projected cash flows for valuation purposes were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products; and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.
For Vidaza® IV in the E.U. market, the related future net cash flows were estimated using a risk-adjusted discount rate of 10.0% and an anticipated regulatory approval date in late 2008 with market exclusivity rights expected to continue through 2019. For Vidaza® Oral in the U.S. and E.U., the future net cash flows were estimated using a risk-adjusted discount rate of 11.0% for each market. The anticipated regulatory approval in the E.U. was assumed for 2013 with exclusivity continuing through 2023, and the anticipated regulatory approval in the U.S. was assumed for 2013 with exclusivity continuing through 2018. For Thalidomide Pharmion® in the E.U. market, the future net cash flows were estimated using a risk-adjusted discount rate of 9.5% and an anticipated regulatory approval date in 2008 with exclusivity continuing through 2018. In April 2008, Thalidomide Pharmion® was granted full marketing authorization by the EC for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma.
Amortization of Acquired Intangible Assets: The $9.8 million in amortization of acquired intangible assets for the three-month period ended March 31, 2008 included $8.2 million related to intangible assets resulting from the March 2008 acquisition of Pharmion and $1.6 million resulting from the October 2004 acquisition of Penn T Limited. The $2.2 million amortization of acquisition intangibles for the three-month period ended March 31, 2007 all related to the acquisition of Penn T Limited.
Interest and Investment Income, Net: Interest and investment income, net increased by $4.8 million for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 due to increased interest income on higher average cash, cash equivalents and marketable securities balances and an increase in gains on the sale of marketable securities.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $5.1 million and $1.3 million for the three-month periods ended March 31, 2008 and 2007, respectively. The loss in the three-month period ended March 31, 2008 included an impairment charge of $4.4 million related to an affiliate company investee based on a decrease in fair value below our cost in this quarter along with our evaluation of several other factors affecting this investee. This reduced our investment to $7.2 million, which was the fair value of our common stock ownership at the end of March 31, 2008 based on the closing price of the affiliate company’s common stock on that date.
Interest Expense: Interest expense was $2.2 million and $2.7 million for the three-month periods ending March 31, 2008 and 2007, respectively. The $0.5 million decrease was primarily due to the $203.4 million conversion of convertible debt into our common stock between the two periods.
Other Income, Net: Other income, net was $0.9 million for each of the three-month periods ended March 31, 2008 and 2007. The income in each year was primarily due to foreign exchange gains.

Income Tax Provision: The income tax provision for the three-month period ended March 31, 2008 was $35.0 million and reflects an effective tax rate of negative 2.2%. The effective tax rate was impacted by non-deductible in-process research and development charges incurred in connection with the acquisition of Pharmion. The effective tax rate, excluding the impact of the IPR&D charges, was 26.2% which reflects the growth of our low tax manufacturing operations and our overall global mix of income. The income tax provision for the three-month period ended March 31, 2007 was $48.7 million and reflected an effective tax rate of 53.0%, net of a deferred tax benefit of approximately $7.5 million primarily related to the recognition of research and experimentation tax credits, resulting from a study covering prior years, conducted in the first quarter of 2007. The income tax provision for the three-month period ended March 31, 2007 also reflected the impact of certain expenses incurred in taxing jurisdictions outside the United States for which we did not receive a tax benefit and nondeductible expenses which included share-based compensation expense related to incentive stock options.
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three-Month Period Ended
	March 31,		Increase
(Amounts in thousands)	2008	2007	(Decrease)

Net cash provided by operating activities	$63,560	$89,797	$(26,237)
Net cash (used in) investing activities	$(393,341)	$(562,211)	$168,870
Net cash provided by financing activities	$35,552	$50,827	$(15,275)
Operating Activities: Net cash provided by operating activities for the three-month period ended March 31, 2008 decreased by $26.2 million as compared to the three-month period ended March 31, 2007.
Investing Activities: Net cash used in investing activities for the three-month period ended March 31, 2008 primarily includes net proceeds from maturities of available-for-sale marketable securities and acquired assets related to the acquisition of Pharmion.
Financing Activities: Net cash provided by financing activities for the three-month periods ended March 31, 2008 and March 31, 2007 primarily included cash received from the exercise of employee stock options and the related excess tax benefit recognized.
Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Working capital and cash, cash equivalents and marketable securities available for sale as of March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
(Amounts in thousands)	2008	2007	(Decrease)

Cash, cash equivalents and marketable securities available for sale	$2,026,492	$2,738,918	$(712,426)
Working capital (1)	$2,109,390	$2,835,205	$(722,603)

(1)	Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.
Cash, Cash Equivalents and Marketable Securities available for sale: We invest our excess cash primarily in money market funds and in U.S. government debt, U.S. government agency debt, U.S. government-sponsored agency debt, and corporate debt. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The decrease in cash, cash equivalents and marketable securities available for sale from December 31, 2007 to March 31, 2008 was primarily due to the net payment of $746.0 million relating to the Pharmion acquisition.

Accounts Receivable, Net: Accounts receivable, net increased by $91.1 million to $258.4 million as of March 31, 2008 compared to December 31, 2007 partly due to the inclusion of $53.7 million in net receivables obtained in the acquisition of Pharmion and increased sales of REVLIMID®. Days of sales outstanding at March 31, 2008 was 52 days including Pharmion and 45 days excluding Pharmion compared to 41 days at December 31, 2007. Excluding Pharmion, the increase was primarily due to increased international sales for which the collection period is longer than for U.S. sales.
Inventory: Inventory as of March 31, 2008 of $96.3 million increased by $47.2 million compared to December 31, 2007 primarily due to the inclusion of $36.7 million in the fair value of product inventory obtained in the acquisition of Pharmion, a $6.7 million increase in ALKERAN® inventories, which fluctuate depending on the purchase price of the specific units purchased during a given period, and a $4.9 million increase in REVLIMID® inventories, resulting from the product’s increased sales volume.
Other Current Assets: Other current assets increased $12.5 million to $121.2 million as of March 31, 2008 compared to December 31, 2007 partly due to the inclusion of $10.2 million in Pharmion assets, consisting primarily of miscellaneous receivables, prepaids and deposits.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities increased $165.3 million to $389.0 million as of March 31, 2008 compared to December 31, 2007 primarily due to restructuring reserves of $69.0 million and the inclusion of $96.9 million from Pharmion.
Income Taxes Payable (Current and non-current): Income taxes payable increased $14.4 million for the three-month period ended March 31, 2008 compared to December 31, 2007 primarily from provisions for income taxes of $35.1 million offset by a tax benefit on stock option exercises of $20.6 million.
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

As of March 31, 2008, we have certain financial assets and liabilities recorded at fair value. In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of the company’s marketable equity security. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active. Our Level 2 assets consists of U.S. Treasury securities, U.S. government-sponsored agency securities, mortgage-backed obligations and corporate debt securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and includes valuations or assets or liabilities for which there is little, if any, market activity. Our Level 3 assets consist of the private cash fund.

A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities were initially valued at the transaction price and subsequently valued based on inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active.

The only asset with fair values based on Level 3 inputs was the private cash fund, which represent approximately 2.0% of total fair value for available-for-sale securities at March 31, 2008.

During the quarter ended March 31, 2008 we did not change the valuation methods for our marketable securities.

We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products and capital investments. However, existing cash, cash equivalents and marketable securities available for sale, combined with cash received from expected net product sales and revenues from royalty agreements, are expected to provide sufficient capital resources to fund our operations for the foreseeable future.
Our convertible 1.75% notes mature in June 2008 and are convertible at any time into 16,223,892 shares of common stock as of March 31, 2008 at a stock-adjusted conversion price of $12.1125 per share. Based on the current price of our common stock, we expect noteholders to convert the notes into shares of common stock and do not expect such conversion to have a material impact on our financial condition, liquidity or capital resources. On May 9, 2008, we entered into a supplemental indenture with respect to our convertible notes. See Item 5, “Other Information.”

Contractual Obligations
The following table sets forth our contractual obligations as of March 31, 2008:

	Payment Due By Period
	Less than			More than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Convertible note obligations	$196,512	$—	$—	$—	$196,512
Operating leases	19,094	33,871	18,538	7,929	79,432
ALKERAN® supply agreements	21,219	—	—	—	21,219
Manufacturing facility note payable	4,127	8,253	8,153	16,104	36,637
Other contract commitments	37,969	11,914	—	—	49,883

Total	$278,921	$54,038	$26,691	$24,033	$383,683

Income Taxes Payable: We have provided a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $226.7 million at March 31, 2008. The timing of the settlement of these amounts was not reasonably estimable at March 31, 2008. The Company does not expect a settlement within the next twelve months.
Critical Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our critical accounting policies are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2007.

In addition to the critical accounting policies referenced above, the following are also applicable:
Valuation of acquired intangible assets and acquired in-process research and development: We have acquired intangible assets primarily via business combinations. When significant identifiable intangible assets, and acquired in-process research and development, are acquired, an independent third-party valuation firm is engaged to assist us in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, and the models require the use of significant estimates and assumptions including but not limited to:
•	projecting regulatory approvals,
•	estimating future cash flows from product sales resulting from completed products and in-process projects and
•	developing appropriate discount rates and probability rates by project.
We believe the fair values assigned to the intangible assets acquired and acquired in-process research and development are based upon reasonable estimates and assumptions given available facts and circumstances as of the acquisition date.

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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2008, our market risk sensitive instruments consisted of marketable securities available for sale, unsecured convertible notes issued by us, our notes payable to Siegfried and certain foreign exchange forward contracts.
Derivatives: We periodically utilize forward contracts to economically hedge non-functional currency exposures. At March 31, 2008, we had foreign currency forward contracts outstanding to hedge non-functional currency assets denominated in Swiss Francs, British Pounds, Japanese Yen and U.S. dollars. The aggregate notional amount of these contracts was $40.4 million and they expire within one year. The contracts are economic hedges of receivables at U.K. and Swiss foreign entities and are remeasured through earnings each period along with the underlying hedged item. At March 31, 2008, the net unrealized loss on the forward contracts was approximately $0.7 million in the aggregate.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the March 31, 2008 exchange rates were to adversely change by a hypothetical 10% decrease in the underlying currencies, the fair value of the contracts would decrease by approximately $8.8 million. However, since the contracts hedge assets denominated in currencies other than the entity’s functional currency, any change in the fair value of the contract would be offset by a change in the underlying value of the hedged items.
Marketable Securities Available for Sale: At March 31, 2008, our marketable securities available for sale consisted of mortgage-backed obligations, U.S. Treasury securities, U.S. government-sponsored agency securities, corporate debt securities and private cash fund shares. Marketable securities available for sale are carried at fair value, held for an unspecified period of time and intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses, is included in interest and investment income, net.
As of March 31, 2008, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More Than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$506,319	$476,308	$68,074	$10,000	$1,060,701
Fair value	$511,674	$490,131	$71,779	$10,983	$1,084,567
Average interest rate	4.3%	4.1%	3.4%	4.1%	4.1%

Convertible Debt: In June 2003, we issued an aggregate principal amount of $400.0 million of unsecured convertible notes. The convertible notes have a five-year term and a coupon rate of 1.75% payable semi-annually. The convertible notes outstanding at March 31, 2008 can be converted at any time into 16,223,892 shares of common stock at a stock-split adjusted conversion price of $12.1125 per share (for more information refer to Note 10 of the Notes to the Unaudited Consolidated Financial Statements). At March 31, 2008, the fair value of the convertible notes exceeded the carrying value of $196.5 million by approximately $798.0 million, which we believe reflects the increase in the market price of our common stock to $61.29 per share as of March 31, 2008. Assuming other factors are held constant, an increase in interest rates generally results in a decrease in the fair value of fixed-rate convertible debt, but does not impact the carrying value, and an increase in our stock price generally results in an increase in the fair value of convertible debt, but does not impact the carrying value.
Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together “Siegfried”) located in Zufingen, Switzerland. At March 31, 2008, the fair value of our note payable to Siegfried approximated the carrying value of the note of $30.4 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), or the Exchange Act. Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
(b) Changes in Internal Control Over Financial Reporting. On March 7, 2008, Celgene acquired Pharmion Corporation. Until the accounting processes for former Pharmion entities can be fully integrated, Celgene has relied and will continue to rely on previously established accounting processes and internal controls of Pharmion. In all other instances, there have not been any other changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings,”, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have not been any material changes as it pertains to such legal proceedings nor have we engaged in any additional material legal proceedings.

Item 1A. Risk Factors
The risk factors included in our 2007 Annual Report on Form 10-K have not materially changed, except that the Pharmion acquisition was completed on March 7, 2008.
The integration of Pharmion may present significant challenges to us.
Achieving the anticipated benefits of our acquisition of Pharmion will depend in part upon whether we can integrate our businesses in an efficient and effective manner. Our integration of Pharmion involves a number of risks, including, but not limited to:
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
If we cannot successfully integrate Pharmion we may experience material negative consequences to our business, financial condition or results of operations. Successful integration of Pharmion will depend on our ability to manage these operations, to realize opportunities for revenue growth presented by offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of difficulties in combining geographically distant operations, we may not be able to achieve the benefits that we hope to achieve as a result of the acquisition with Pharmion.
In addition, risks related to the commercial success and future growth of the acquired product, VIDAZA®, are summarized as follows:
•	our ability to achieve a marketing authorization for VIDAZA® in Europe and in other countries;
•	our ability to include favorable VIDAZA® survival data from a recent Phase III study in the approved prescribing information in the United States;
•	continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, superior therapeutic as compared to currently existing or future treatments for myelodysplastic syndrome, or MDS;
•	our ability to successfully compete with other approved MDS therapies; and
•	our ability to expand the indications for which we can market VIDAZA®.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
On May 9, 2008, we entered into a supplemental indenture to the indenture dated June 3, 2003 with the Bank of New York, as trustee, governing our convertible notes, wherein the parties agreed to certain terms clarifying the modifications with respect to the final conversion date and final interest payment. A copy of the supplemental indenture is filed as Exhibit 10.5 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

10.1	Letter Agreement between the Company and Aart Brouwer, dated November 1, 2005.

10.2	Letter Agreement between the Company and Graham Burton, dated June 2, 2003; Amendment to the Letter Agreement dated April 28, 2008.

10.3	Amendment to Letter Agreement between the Company and David W. Gryska, dated April 28, 2008.

10.4	Amendment to the 2005 Deferred Compensation Plan.

10.5	Supplemental Indenture to the Indenture dated June 3, 2003 between the Company and the Bank of New York, as Trustee, dated May 9, 2008.

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
DATE May 12, 2008	By:	/s/ David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE May 12, 2008	By:	/s/ Andre Van Hoek
Andre Van Hoek
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Letter Agreement between the Company and Aart Brouwer, dated November 1, 2005.

10.2	Letter Agreement between the Company and Graham Burton, dated June 2, 2003; Amendment to the Letter Agreement dated April 28, 2008.

10.3	Amendment to Letter Agreement between the Company and David W. Gryska, dated April 28, 2008.

10.4	Amendment to the 2005 Deferred Compensation Plan.

10.5	Supplemental Indenture to the Indenture dated June 3, 2003 between the Company and the Bank of New York, as Trustee, dated May 9, 2008.

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.