Form 10-Q
period 2008-06-30
CELGENE CORP /DE/
filed 2008-07-31
CIK 816284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
At July 25, 2008, 454,884,371 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue:

Net product sales	$543,165	$318,945	$974,539	$588,741
Collaborative agreements and other revenue	2,789	5,100	7,557	9,904
Royalty revenue	25,510	23,862	51,965	42,677

Total revenue	571,464	347,907	1,034,061	641,322

Expenses:

Cost of goods sold (excluding amortization expense)	75,194	28,698	119,918	50,774
Research and development	144,861	90,733	301,739	170,500
Selling, general and administrative	176,287	110,940	316,737	215,933
Amortization of acquired intangible assets	35,167	2,250	45,009	4,465
Acquired in-process research and development	—	—	1,740,000	—

Total expenses	431,509	232,621	2,523,403	441,672

Operating income (loss)	139,955	115,286	(1,489,342)	199,650

Other income and expense:
Interest and investment income, net	19,853	26,376	49,603	51,150
Equity in losses of affiliated companies	1,343	949	6,423	2,232
Interest expense	1,246	2,611	3,456	5,299
Other income (expense), net	1,697	(5,008)	2,493	(4,077)

Income (loss) before income taxes	158,916	133,094	(1,447,125)	239,192

Income tax provision	39,033	78,224	74,080	126,913

Net income (loss)	$119,883	$54,870	$(1,521,205)	$112,279

Net income (loss) per common share:
Basic	$0.27	$0.14	$(3.56)	$0.30
Diluted	$0.26	$0.13	$(3.56)	$0.27

Weighted average shares:
Basic	442,640	381,086	427,451	379,350

Diluted	466,687	431,377	427,451	430,346

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$1,348,668	$1,218,273
Marketable securities available for sale	908,604	1,520,645
Accounts receivable, net of allowances of $7,156 and $4,213 at June 30, 2008 and December 31, 2007, respectively	281,576	167,252
Inventory	82,287	49,076
Deferred income taxes	59,580	20,506
Other current assets	125,833	108,669

Total current assets	2,806,548	3,084,421

Property, plant and equipment, net	238,045	197,428
Investment in affiliated companies	9,338	14,422
Intangible assets, net	495,207	92,658
Goodwill	528,723	39,033
Other assets	61,712	183,322

Total assets	$4,139,573	$3,611,284

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$44,359	$37,876
Accrued expenses	323,974	159,220
Income taxes payable	5,092	4,989
Convertible notes	—	196,555
Current portion of deferred revenue	1,303	7,666
Other current liabilities	32,833	26,625

Total current liabilities	407,561	432,931

Deferred revenue, net of current portion	3,156	60,303
Non-current income taxes payable	241,586	211,307
Other non-current liabilities	60,469	62,799

Total liabilities	712,772	767,340

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 458,667,006 and 407,150,694 shares at June 30, 2008 and December 31, 2007, respectively	4,587	4,072
Common stock in treasury, at cost; 4,060,632 and 4,026,116 shares at June 30, 2008 and December 31, 2007, respectively	(151,500)	(149,519)
Additional paid-in capital	4,923,139	2,780,849
(Accumulated deficit) retained earnings	(1,396,545)	124,660
Accumulated other comprehensive income	47,120	83,882

Total stockholders’ equity	3,426,801	2,843,944

Total liabilities and stockholders’ equity	$4,139,573	$3,611,284

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(1,521,205)	$112,279

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of long-term assets	15,622	10,321
Amortization of intangible assets	45,209	4,664
Provision for accounts receivable allowances	4,078	4,735
Deferred income taxes	(4,804)	(13,329)
Acquired in-process research and development	1,740,000	—
Share-based compensation expense	47,421	26,554
Equity in losses of affiliated companies	6,423	2,232
Share-based employee benefit plan expense	5,136	2,940
Other, net	(579)	(201)

Change in current assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(63,273)	(22,058)
Inventory	7,989	(22,032)
Other operating assets	(8,686)	(7,280)
Accounts payable and other operating liabilities	(42,928)	33,552
Income tax payable	28,270	62,980
Deferred revenue	(71)	(3,239)

Net cash provided by operating activities	258,602	192,118

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	789,155	1,294,803
Purchases of marketable securities available for sale	(252,094)	(2,083,978)
Payments for acquisition of business, net of cash acquired	(746,779)	—
Capital expenditures	(34,183)	(26,168)
Investment in affiliated companies	(1,339)	(1,221)
Purchases of investment securities	(4,762)	(1,406)
Other	10,107	—

Net cash used in investing activities	(239,895)	(817,970)

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	62,035	74,434
Excess tax benefit from share-based compensation arrangements	34,120	77,263

Net cash provided by financing activities	96,155	151,697

Effect of currency rate changes on cash and cash equivalents	15,533	2,656

Net increase (decrease) in cash and cash equivalents	$130,395	$(471,499)

Cash and cash equivalents at beginning of period	$1,218,273	$1,439,415

Cash and cash equivalents at end of period	$1,348,668	$967,916

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2008	2007

Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss (gain) on marketable securities available for sale	$102,928	$(187)

Matured shares tendered in connection with stock option exercises	$(1,981)	$(6,011)

Conversion of convertible notes	$196,543	$9

Supplemental disclosure of cash flow information:
Interest paid	$1,640	$3,500

Income taxes paid	$6,409	$—

See accompanying Notes to Unaudited Consolidated Financial Statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation: Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. On March 7, 2008, the Company acquired all of the outstanding common stock and stock options of Pharmion Corporation, or Pharmion, which prior to the acquisition was a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients, for $2.67 billion in a combination of cash and Celgene common stock. The Company’s commercial stage products include REVLIMID®, THALOMID® / Thalidomide, VIDAZA®, ALKERAN® and FOCALIN®. FOCALIN® is sold exclusively to Novartis Pharma AG, or Novartis. The Company also derives revenues from a licensing agreement with Novartis, which entitles it to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, and sales of bio-therapeutic products and services through the Company’s Cellular Therapeutics subsidiary.
The accompanying unaudited consolidated financial statements have been prepared from the books and records of the Company pursuant to U.S. generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. Investments in limited partnerships and interests in which the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. Certain reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Recent Accounting Principles: In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” SFAS 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The effective date for financial assets and liabilities that are recognized on a recurring basis was January 1, 2008. The Company has determined that its adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on its consolidated financial statements. See Note 6 for expanded disclosures required by SFAS 157. The Company is currently evaluating the impact that the adoption of SFAS 157 related to non-financial assets will have, if any, on its consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” or SFAS 160. This Standard changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. The Company is currently evaluating the impact that the adoption of SFAS 160 will have, if any, on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact that the adoption of SFAS 161 will have, if any, on its consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement),” or FSP APB 14-1, which requires separate accounting for the debt and equity components of convertible debt issuances. The requirements for separate accounting must be applied retrospectively to previously issued cash-settleable convertible instruments as well as prospectively to newly issued instruments, negatively affecting both net income and earnings per share for issuers of the instruments. The Staff Position is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its consolidated financial statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. The Company is currently evaluating the impact that the adoption of EITF 03-6-1 will have, if any, on its consolidated financial statements.
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
Celgene paid a total purchase price of $2.761 billion to acquire all of the outstanding Pharmion common shares and stock options. Each Pharmion share of common stock (other than shares owned by Celgene or its wholly owned subsidiaries, held in Pharmion’s treasury or to which appraisal rights were perfected) were converted into the right to receive (i) 0.8367 shares of common stock of Celgene and (ii) $25.00 in cash. The combination of cash and Celgene stock paid to Pharmion stockholders consisted of $921.0 million in cash and approximately 30.8 million shares of Celgene common stock valued at $1.749 billion. The purchase price included acquisition-related costs of $25.5 million, the fair value of vested Celgene stock options issued of $44.9 million and the amortized cost of Celgene’s investment in Pharmion common shares prior to the acquisition.
Prior to the acquisition, Pharmion was a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients. Celgene acquired Pharmion to enhance its portfolio of therapies for patients with life-threatening illnesses worldwide with the addition of Pharmion’s marketed products, and several products in development for the treatment of hematological and solid tumor cancers. By combining this new product portfolio with Celgene’s existing operational and financial capabilities, Celgene should be able to enlarge its global market share through increased product offerings and expanded clinical, regulatory and commercial capabilities.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

(Amounts in thousands)

Purchase Price Summary:
Stock issued at fair value	$1,749,222
Cash paid	920,805
Acquisition-related costs	25,448
Fully vested stock options issued	44,924
Pharmion shares previously owned	20,212

Total purchase price paid	$2,760,611

The acquisition was accounted for using the purchase method of accounting for business combinations and the preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values.

(Amounts in thousands)	March 7, 2008

Current assets	$340,415
Property, plant and equipment	8,404
Developed product rights	510,986
In-process research and development	1,740,000
Other noncurrent assets	304

Assets acquired	2,600,109
Restructuring	(69,000)
Net deferred taxes	(128,352)
Liabilities assumed	(141,748)

Net assets acquired	2,261,009
Goodwill	499,602

Acquisition cost	$2,760,611

The fair value of the acquired identifiable intangible assets consists primarily of developed product rights for the following currently marketed products: Vidaza® IV in the U.S. market, Thalidomide Pharmion in certain foreign markets and other minor commercialized products. It was derived using a valuation from an independent third-party valuation firm and also includes the fair value associated with certain compassionate use rights in Europe. The weighted average amortization period for these assets, in total, is 6.5 years. The weighted average amortization period for compassionate use rights is 1.2 years, while the weighted average amortization period for the developed product rights is 7.1 years.
In-process research and development, or IPR&D, represents compounds under development by Pharmion at the date of acquisition that had not yet achieved regulatory approval for marketing in certain markets or had not yet been completed and have no future alternative use. The $1.74 billion estimated fair value of these intangibles was derived using the multi-period excess-earnings method, a form of the income approach, as determined by a valuation from an independent third-party valuation firm. The IPR&D primarily related to development and approval initiatives for Vidaza® IV in the E.U. market, the oral form of azacitidine in the U.S. and E.U. markets and Thalidomide Pharmion® in the E.U. market. The projected cash flows for valuation purposes were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products; and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
For Vidaza® IV in the E.U. market, the related future net cash flows were estimated using a risk-adjusted discount rate of 10.0% and an anticipated regulatory approval date in late 2008 with market exclusivity rights expected to continue through 2019. For the oral form of azacitidine in the United States and European Union, the future net cash flows were estimated using a risk-adjusted discount rate of 11.0% for each market. The anticipated regulatory approval in the European Union was assumed for 2013 with exclusivity continuing through 2023, and the anticipated regulatory approval in the United States was assumed for 2013 with exclusivity continuing through 2018. For Thalidomide Pharmion® in the E.U. market, the future net cash flows were estimated using a risk-adjusted discount rate of 9.5% and an anticipated regulatory approval date in 2008 with exclusivity continuing through 2018.
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
The allocation of the purchase price is subject to finalization of Celgene’s management analysis of the fair value of the assets acquired and liabilities assumed of Pharmion as of the acquisition date. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and liabilities and may also result in adjustments to depreciation, amortization and acquired in-process research and development charges. Celgene’s management is continuing to evaluate the purchase price allocation and expects the final allocation to be completed as soon as practicable, but no later than 12 months after the acquisition date.
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
The following table provides pro forma financial information for the three- and six-month periods ended June 30, 2008 and 2007 as if the acquisition had occurred as of the beginning of each year presented. For each year presented, the unaudited pro forma results include the nonrecurring charge for IPR&D, amortization of acquired intangible assets, elimination of expense and income related to pre-acquisition agreements with Pharmion, reduced interest and investment income attributable to cash paid for the acquisition and the amortization of the inventory step-up to fair value of acquired Pharmion product inventories. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the consolidation of the operations of Celgene and Pharmion. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
(Amounts in thousands, except per share)	2008	2007	2008	2007

Total revenue	$571,464	$407,738	$1,086,415	$758,132
Net income (loss)	$119,883	$4,808	$(1,530,660)	$(1,723,844)

Net income (loss) per common share:
Basic	$0.27	$0.01	$(3.58)	$(4.23)
Diluted	$0.26	$0.01	$(3.58)	$(4.23)
3. Restructuring
The acquisition cost of Pharmion includes liabilities related primarily to the planned exit of certain business activities, involuntary terminations and the relocation of certain Pharmion employees. The cost of these restructuring activities is estimated to be approximately $69.0 million, which includes employee severance costs of $16.8 million, early lease and contract termination costs of $45.0 million, facility closing costs of $3.8 million and various other costs of approximately $3.4 million primarily associated with exiting certain business activities of Pharmion. The Company expects that all actions will be substantially completed within one year of the effective date of the acquisition.
The following table summarizes the changes to the restructuring reserves established as part of the Pharmion acquisition on March 7, 2008 for the six-month period ended June 30, 2008.

	Balance		Balance
(Amounts in thousands)	March 7, 2008	Payments	June 30, 2008

Severance costs	$16,800	$(7,548)	$9,252
Contract termination fees	45,000	—	45,000
Facility closing costs	3,800	(2,470)	1,330
Other	3,400	(1,570)	1,830

Total restructuring costs	$69,000	$(11,588)	$57,412

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
(Amounts in thousands except per share)	2008	2007	2008	2007

Net income (loss)	$119,883	$54,870	$(1,521,205)	$112,279
Interest expense on convertible debt, net of tax	456	1,393	—	2,785

Net income (loss) for diluted computation	$120,339	$56,263	$(1,521,205)	$115,064

Weighted average shares:
Basic	442,640	381,086	427,451	379,350
Effect of dilutive securities:
Options, warrants and other incentives	13,528	17,277	—	17,982
Convertible debt	10,519	33,014	—	33,014

Diluted	466,687	431,377	427,451	430,346

Net income (loss) per share:
Basic	$0.27	$0.14	$(3.56)	$0.30
Diluted	$0.26	$0.13	$(3.56)	$0.27
The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 9,778,698 and 3,421,890 shares for the three-month periods ended June 30, 2008 and 2007, respectively. The total number of potential common shares excluded for the six-month periods ended June 30, 2008 and 2007 was 33,827,167 and 4,166,847, respectively. All of the potentially dilutive securities for the six-month period ended June 30, 2008 were determined to be anti-dilutive. Substantially all of the convertible debt has been converted into shares of common stock as of June 30, 2008.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
5. Comprehensive Income (Loss)
The components of comprehensive income (loss) consist of net income (loss), changes in currency translation adjustments and the after-tax effects of changes in net unrealized gains (losses) on marketable securities classified as available for sale. A summary of comprehensive income (loss) for the three- and six-month periods ended June 30, 2008 and 2007 follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		March 31,
(Amounts in thousands)	2008	2007	2008	2007
Net income (loss)	$119,883	$54,870	$(1,521,205)	$112,279

Other comprehensive (loss) income:

Net unrealized (losses) gains on marketable securities available for sale, net of tax	(6,862)	(2,009)	104	(703)
Reversal of unrealized gains on Pharmion investment, net of tax	—	—	(62,806)	—
Reclassification adjustment for (gains) losses included in net income (loss)	(951)	1,382	(2,239)	1,446

Total other comprehensive (losses) gains related to marketable securities available for sale, net of tax	(7,813)	(627)	(64,941)	743
Currency translation adjustments	2,455	4,337	28,179	5,895

Total other comprehensive (loss) income	(5,358)	3,710	(36,762)	6,638

Comprehensive income (loss)	$114,525	$58,580	$(1,557,967)	$118,917

6. Financial Instruments and Fair Value Measurement
The following table presents information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008 and the valuation techniques the Company utilized to determine such fair value. In general, fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist of mortgage-backed obligations, U.S. Treasury securities, U.S. government-sponsored agency securities, corporate debt securities, forward currency contracts and warrants to purchase equity securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 assets consist of a private cash fund.

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
(Amounts in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$19,988	$—	$19,988	$—
Available-for-sale securities	908,604	4,094	889,014	15,496
Forward currency contracts	(780)	—	(780)	—
Warrants	31	—	31	—

	$927,843	$4,094	$908,253	$15,496

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
The following table is a roll forward of the fair value of the private cash fund, whose fair value is determined by Level 3 inputs:

Fair Value
Measurements
Using Significant
(Amounts in thousands)	Unobservable Inputs

Beginning balance	$37,038
Total gains or losses (realized and unrealized)	—
Settlements	(21,542)
Transfers in and/or out of Level 3	—

Ending balance	$15,496

7. Cash, Cash Equivalents and Marketable Securities Available for Sale
Money market funds and marketable securities classified as cash equivalents of $1.201 billion and $1.006 billion at June 30, 2008 and December 31, 2007, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2008 and December 31, 2007 were as follows:

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2008	Cost	Gain	Loss	Value

Mortgage-backed obligations	$184,926	$2,372	$(189)	$187,109
U.S. Treasury securities	166,668	1,739	(937)	167,470
U.S. government-sponsored agency securities	527,491	6,674	(7)	534,158
Corporate debt securities	279	—	(2)	277
Private cash fund shares	15,496	—	—	15,496
Marketable equity securities	4,480	—	(386)	4,094

Total available-for-sale marketable securities	$899,340	$10,785	$(1,521)	$908,604

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gain	Loss	Value

Mortgage-backed obligations	$216,255	$2,253	$(108)	$218,400
U.S. Treasury securities	150,175	1,410	(28)	151,557
U.S. government-sponsored agency securities	969,312	10,690	(131)	979,871
Corporate debt securities	13,448	19	(1,611)	11,856
Private cash fund shares	37,038	—	—	37,038
Marketable equity securities	20,212	101,711	—	121,923

Total available-for-sale marketable securities	$1,406,440	$116,083	$(1,878)	$1,520,645

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Mortgage-backed obligations include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. Private cash fund shares are investments in enhanced cash commingled funds. Marketable equity securities at December 31, 2007 consisted of the Company’s investment in the common shares of Pharmion, which were subsequently eliminated with the acquisition of Pharmion in March 2008. Unrealized losses for mortgage-backed obligations and U.S. Treasury securities were primarily due to increases in interest rates. Unrealized losses for corporate debt at December 31, 2007 were due to increases in interest rates as well as widening credit spreads.
Duration of debt securities classified as available-for-sale at June 30, 2008 was as follows:

	Amortized	Fair
(Amounts in thousands)	Cost	Value

Duration of one year or less	$357,966	$360,599
Duration of one through three years	454,253	461,009
Duration of three through five years	62,830	62,427
Duration of five years or more	19,811	20,475

Total	$894,860	$904,510

8. Inventory
A summary of inventories by major category at June 30, 2008 and December 31, 2007 follows:

	June 30,	December 31,
(Amounts in thousands)	2008	2007

Raw materials	$15,725	$8,899
Work in process	17,805	21,214
Finished goods	48,757	18,963

Total	$82,287	$49,076

Inventory for the six-month period ended June 30, 2008 increased $33.2 million compared to the end of December 31, 2007 primarily as a result of the Pharmion acquisition and increased inventories of REVLIMID® and ALKERAN®.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
9. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

(Amounts in thousands)	June 30,	December 31,
Investment in Affiliated Companies	2008	2007

Investment in affiliated companies (1)	$3,503	$2,191
Excess of investment over share of equity (2)	5,835	12,231

Investment in affiliated companies	$9,338	$14,422

	Three-Month Periods Ended		Six-Month Periods Ended
(Amounts in thousands)	June 30,		June 30,
Equity in Losses of Affiliated Companies	2008	2007	2008	2007
Affiliated companies losses (1)	$1,343	$874	$6,423	$2,081
Amortization of intangibles	—	75	—	151

Equity in losses of affiliated companies	$1,343	$949	$6,423	$2,232

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill at June 30, 2008 and December 31, 2007.
The six-month period ended June 30, 2008 included an other-than-temporary impairment loss of $4.4 million, which was recognized in the first quarter of 2008. This impairment loss was based on an evaluation of several factors, including a decrease in fair value of the equity investment below its cost.
10. Convertible Debt
In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes due June 2008, referred to herein as the convertible notes. The convertible notes had a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes was convertible into 82.5592 shares of common stock as adjusted, or a conversion price of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company’s common stock of $8.075 per share, after adjusting prices for the two-for-one stock splits effected on February 17, 2006 and October 22, 2004. As of June 30, 2008, pursuant to the terms of the indenture, as amended, governing the convertible notes, substantially all of the convertible notes were converted into an aggregate 33,022,740 shares of common stock at the conversion price.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
11. Intangible Assets and Goodwill
Intangible Assets: A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
(Amounts in thousands)	Carrying	Accumulated	Assets,	Average
June 30, 2008	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$534,593	$(43,371)	$491,222	6.5
License	4,250	(768)	3,482	13.8
Technology	312	(50)	262	12.6
Acquired workforce	353	(112)	241	5.0

Total	$539,508	$(44,301)	$495,207	6.5

	Gross		Intangible	Weighted
(Amounts in thousands)	Carrying	Accumulated	Assets,	Average
December 31, 2007	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$109,982	$(21,470)	$88,512	12.9
License	4,250	(614)	3,636	13.8
Technology	297	(36)	261	12.6
Acquired workforce	318	(69)	249	5.0

Total	$114,847	$(22,189)	$92,658	12.9

The gross carrying value of intangibles increased by $424.7 million from December 31, 2007 to June 30, 2008, primarily due to the fair value assigned to pharmaceutical product rights obtained as part of the Pharmion acquisition in March 2008. An immaterial amount of the increase in gross carrying value of intangibles was due to changes in foreign exchange rates.
Amortization of intangible assets was $35.3 million and $2.3 million for the three-month periods ended June 30, 2008 and 2007, respectively. Amortization for the six-month periods ended June 30, 2008 and 2007 was $45.2 million and $4.7 million, respectively. The increase in amortization expense was due to amortization of the intangible assets resulting from the Pharmion acquisition. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five fiscal years is estimated to be approximately $101.8 million for the year ending December 31, 2008, approximately $84.8 million for the year ending December 31, 2009 and approximately $64.4 million for each of the years ending December 31, 2010 through 2012.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Goodwill: At June 30, 2008, the Company’s goodwill related to the March 7, 2008 acquisition of Pharmion and the October 21, 2004 acquisition of Penn T Limited. The change in carrying value of goodwill is summarized as follows:

(Amounts in thousands)

Balance, December 31, 2007	$39,033
Acquisition of Pharmion	499,602
Tax benefit on the exercise of Pharmion converted stock options	(10,107)
Other	195

Balance, June 30, 2008	$528,723

12. Share-Based Compensation
On June 18, 2008, the stockholders of the Company approved an amendment and restatement of the 1998 Incentive Plan, or the Plan, which included the following key modifications: adoption of an aggregate share reserve of 52,372,191 shares of Common Stock (which number reflects 11,844,865 shares of Common Stock expiring under the Plan and 10,155,135 new shares of Common Stock, plus 30,372,191 shares underlying outstanding awards previously granted under the Plan as of March 19, 2008); extension of the term of the Plan through April 16, 2018; addition of the authority to grant other stock-based awards, including restricted stock units, under the Plan; and renaming the Plan as the 2008 Stock Incentive Plan.
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three-and six-month periods ended June 30, 2008 and 2007:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
(Amounts in thousands)	2008	2007	2008	2007

Cost of good sold	$632	$405	$1,160	$793
Research and development	11,685	3,343	21,300	5,945
Selling, general and administrative	13,828	8,427	24,961	15,010
Other expense, net	—	4,806	—	4,806

Total share-based compensation expense	$26,145	$16,981	$47,421	$26,554

Share-based compensation cost included in inventory was $0.6 million at June 30, 2008 and $0.4 million at December 31, 2007.
As of June 30, 2008, there was $226.0 million of unrecognized compensation expense related to the Company’s various stock-based plans. These costs will be recognized over an expected remaining weighted-average period of 2.4 years.
The weighted-average grant date fair value of the stock options issued during the three-month periods ended June 30, 2008 and 2007 was $25.97 per share and $23.46 per share, respectively. The weighted-average grant date fair value of the stock options issued during the six-month periods ended June 30, 2008 and 2007 was $24.18 per share and $22.83 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the six-month period ended June 30, 2008, as compared to December 31, 2007.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Stock option transactions for the six months ended June 30, 2008 under all plans are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Option	Term (Years)	(In Thousands)

Outstanding at December 31, 2007	32,717,434	$28.03	6.1	$702,341
Changes during the period:
Granted — Celgene	4,099,461
Issued — Pharmion acquisition	1,206,031
Exercised	(4,357,736)
Forfeited	(275,671)
Expired	(33,080)

Outstanding at June 30, 2008	33,356,439	$32.95	6.1	$1,045,931

Vested or expected to vest at June 30, 2008	32,855,280	$32.58	6.1	$1,042,019

Exercisable at June 30, 2008	20,999,763	$21.82	4.6	$883,167

The total fair value of shares vested during the six-month periods ended June 30, 2008 and 2007 was $13.2 million and $18.0 million, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2008 and 2007 was $194.8 million and $297.5 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
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
The Company’s tax returns have been audited by the Internal Revenue Service, or IRS, through the fiscal year ended December 31, 2003. Tax returns for the fiscal years ended December 31, 2004 and 2005 are currently under examination by the IRS. The Company is also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U. S. states, major European and Far East countries.
The Company regularly reevaluates its tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law that would reduce or increase the technical merits of the position to below or above more likely than not. The Company believes that its accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results of operations could be materially impacted.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Unrecognized tax benefits, represented by liabilities on the balance sheet and subject to audit, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Changes to the amount of unrecognized tax benefits from January 1, 2008 relate primarily to current year operations. There are no unrecognized tax benefits as of June 30, 2008 for which it is reasonably possible that there will be a significant change in the next 12 months. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.
During the six-month period ended June 30, 2007, the Company recorded a deferred tax benefit of approximately $7.0 million, as a result of a research and experimentation tax credit study covering prior years. In addition, the Company generated research and experimentation tax credits of $18.1 million related to stock option compensation for which no deferred tax benefit was recorded at June 30, 2007. Under SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, excess tax benefits related to stock option compensation are recognized in the period in which such benefits are realized through the reduction of income taxes payable. These tax benefits will be recorded as an increase in additional paid-in capital when realized.
14. Commitments and contingencies
Associated with the Pharmion acquisition, the Company assumed several agreements that contain future contractual obligations. A summary of these future commitments is provided below:
Inventory Purchase Commitments. Pharmion entered into product supply contracts under which the Company provides its suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments. These commitments totaled $17.7 million at June 30, 2008.
Research and Development. In December 2005, Pharmion entered into a co-development and licensing agreement for satraplatin with GPC Biotech. Pursuant to the agreement, the Company is required to provide $22.2 million for future development costs, of which $13.1 million remains at June 30, 2008. In July 2008, the Company notified the European Medicines Agency, or EMEA, of its decision to withdraw its application for Marketing Authorization of ORPLATNA®, or satraplatin, 10 mg and 50 mg capsules intended for use in combination with prednisone, or prednisolone, in the treatment of patients with metastatic hormone-refractory prostate cancer, or HRPC, who have failed prior chemotherapy. This withdrawal was based on the position taken by the EMEA’s Committee for Medicinal Products for Human Use that the data provided do not allow them to conclude a positive benefit-risk balance for ORPLATNA® for the treatment of patients with metastatic HRPC who have failed prior chemotherapy.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
Contingent Product Acquisition Payments. Pharmion had entered into contractual payment obligations, the amount and timing of which are contingent upon future events. Under an agreement with MethylGene Inc., milestone payments for MGCD0103 up to $141.0 million are payable, based on the achievement of significant development, regulatory and sales goals. The enrollment of new patients into clinical trials evaluating MGCD0103 has been temporarily suspended pending further evaluation. Furthermore, up to $100.0 million in additional payments may be due for each additional HDAC inhibitor, based on the achievement of significant development, regulatory and sales milestones.
Under the terms of an agreement with Cabrellis Pharmaceuticals Corporation, the Company will pay $12.5 million for each approval of AMRUBICINTM by regulatory authorities in the United States and the European Union. Upon approval of AMRUBICINTM for a second indication in the United States or European Union, the Company will pay an additional payment of $10.0 million for each market. Under the terms of the license agreement for AMRUBICINTM, the Company is required to make milestone payments of $7.0 million and $1.0 million to Dainippon Sumitomo Pharma Co. Ltd. upon regulatory approval of AMRUBICINTM in the United States and the European Union, respectively, and up to $17.5 million upon achieving certain annual sales levels in the United States.

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
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products are REVLIMID® (lenalidomide), THALOMID® / Thalidomide and VIDAZA® (azacitidine for injection). REVLIMID® was approved by the U.S. Food and Drug Administration, or FDA, the European Commission, or the EC, the Swiss Agency for Therapeutic Products, or Swissmedic, and the Australian Therapeutic Goods Administration, or TGA, for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In addition, REVLIMID® was approved by the FDA and the Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. We are now launching REVLIMID® in the peripheral European markets and preparing to launch in Canada and Australia. THALOMID® was approved by the FDA for treatment in combination with dexamethasone for patients with newly diagnosed multiple myeloma and is also approved for the treatment and suppression of cutaneous manifestations of erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. In April 2008, the TGA approved a supplemental filing granting Thalidomide Pharmion® marketing approval for use in combination with melphalan and prednisone for patients with untreated multiple myeloma or ineligible for high dose chemotherapy and also granted Thalidomide Pharmion® marketing approval in combination with dexamethasone for induction therapy prior to high dose chemotherapy with autologous stem cell rescue, for the treatment of patients with untreated multiple myeloma. In addition, in April 2008, Thalidomide Pharmion® was granted full marketing authorization by the EC for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma. VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is licensed from Pharmacia & Upjohn, now part of Pfizer, Inc., and was approved by the FDA for the treatment of all subtypes of MDS. Additionally, VIDAZA® was granted orphan drug designation by the FDA for the treatment of acute myeloid leukemia. We also sell ALKERAN® in the United States, which we obtain through a supply and distribution agreement with GlaxoSmithKline, or GSK, and FOCALIN®, which we sell exclusively to Novartis Pharma AG, or Novartis. Another source of revenue is derived from royalties which we primarily receive from Novartis on its sales of the entire family of RITALIN® drugs and FOCALIN XR®.
In the second quarter of 2008, we received FDA and the European Medicines Agency, or EMEA, clearance to open our new manufacturing facility in Switzerland. This state of the art facility provides us with operational and financial advantages for delivering REVLIMID® and potentially other oral therapies to patients worldwide.

On March 7, 2008, we acquired all of the outstanding common stock and stock options of Pharmion Corporation in a transaction accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of Pharmion were recorded as of the acquisition date, at their respective fair values, and consolidated with our financial statements. Prior to the acquisition, Pharmion was a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients. We acquired Pharmion to enhance our portfolio of therapies for patients with life-threatening illnesses worldwide with the addition of Pharmion’s marketed products, and several products in development for the treatment of hematological and solid tumor cancers. Pharmion’s results of operations are included in our consolidated financial statements from the date of acquisition. The final purchase price, including acquisition-related fees and all other costs, as determined on March 7, 2008 was $ 2.761 billion and includes the previously owned Pharmion shares at historical cost. This amount was based on the total number of Pharmion shares outstanding, including Pharmion shares owned by Celgene at that time and Pharmion stock options outstanding.
The impact of purchase accounting, based on a preliminary valuation, resulted in charges in the six-month period ended June 30, 2008 which included $1.74 billion for acquired in-process research and development (IPR&D), $43.4 million for amortization of acquired intangible assets which are being amortized over a weighted average period of 6.5 years and $11.1 million out of $25.0 million for expensing of the step-up to fair value of Pharmion’s product inventory. The $1.74 billion IPR&D charge related to various research and development projects which had not been completed and for which there was no alternative future use. The amount of the charge was determined by estimating the risk-adjusted future value of these projects discounted at rates between 9 percent and 11 percent.
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
Our future growth and operating results will depend on the successful integration of Pharmion, continued acceptance of our currently marketed products, regulatory approvals of both new products and the expanded use of existing products, depth of our product pipeline and ability to commercialize these products, competition to our marketed products and challenges to our intellectual property. See also Risk Factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Part II, Item 1A on Form 10-Q for the fiscal quarter ended March 31, 2008.

The following tables summarize total revenues and earnings for the three- and six-month periods ended June 30, 2008 and 2007:

	Three-Month Periods Ended
	June 30,			Percent
(Amounts in thousands, except earnings per share)	2008	2007	Increase	Change

Total revenue	$571,464	$347,907	$223,557	64.3%
Net income	$119,883	$54,870	$65,013	118.5%
Diluted earnings per share	$0.26	$0.13	$0.13	100.0%

	Six-Month Periods Ended
	June 30,		Increase	Percent
	2008	2007	(Decrease)	Change

Total revenue	$1,034,061	$641,322	$392,739	61.2%
Net (loss) income	$(1,521,205)	$112,279	$(1,633,484)	N/A
Diluted (losses) earnings per share	$(3.56)	$0.27	$(3.83)	N/A
The increases in revenue and earnings for the comparative three-month periods above reflect the continued growth of REVLIMID® and inclusion of sales of former Pharmion products. For the six-month period ended June 30, 2008 as compared to the same period in the prior year, revenues also increased primarily due to REVLIMID® and inclusion of former Pharmion products. The net loss in the six months ended June 30, 2008 was primarily due to an in-process research and development charge and amortization of acquisition intangibles related to our acquisition of Pharmion in March 2008, which offset the favorable impact of increased revenues.
Results of Operations:

Three-Month Periods Ended June 30, 2008 and 2007
Total Revenue: Total revenue and related percentages for the three-month periods ended June 30, 2008 and 2007 were as follows:

	Three-Month Periods Ended
	June 30,		Increase	Percent
(Amounts in thousands)	2008	2007	(Decrease)	Change

Net product sales:
REVLIMID ®	$325,760	$180,963	$144,797	80.0%
THALOMID ® / Thalidomide	131,567	117,708	13,859	11.8%
VIDAZA ®	59,676	—	59,676	N/A
ALKERAN ®	20,413	18,738	1,675	8.9%
Other	5,749	1,536	4,213	274.3%

Total net product sales	$543,165	$318,945	$224,220	70.3%
Collaborative agreements and other revenue	2,789	5,100	(2,311)	-45.3%
Royalty revenue	25,510	23,862	1,648	6.9%

Total revenue	$571,464	$347,907	$223,557	64.3%

REVLIMID® net sales increased for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 primarily due to increased unit sales in the United States and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma accounted for most of the U.S. growth. International sales reflect the June 2007 EC’s approval for the use of REVLIMID® for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy.
THALOMID® / Thalidomide net sales increased for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007. Sales for 2008 include sales recorded by former Pharmion entities, which reflects an overall expansion in the total number of actively treated myeloma patients. This increase was partially offset by a decrease in net sales in the United States.
VIDAZA® was acquired as part of the purchase of Pharmion effective March 7, 2008.
ALKERAN® net sales were higher for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 primarily due to an increase in unit sales of the injectable form.
Net product sales for the three-month period ended June 30, 2008 increased $224.2 million, or 70.3%, compared to the three-month period ended June 30, 2007. The change was comprised of net volume increases of $213.0 million, or 66.8%, as well as price increases of $4.6 million, or 1.4%, and impact of foreign exchange of $6.6 million, or 2.1%.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources declined by $2.3 million for the three-month period ended June 30, 2008 due to the elimination of license fees and amortization of deferred revenues related to Pharmion.
Royalty Revenue: Royalty revenue totaled $25.5 million for the three-month period ended June 30, 2008, representing an increase of $1.6 million compared to the three-month period ended June 30, 2007. The increase was primarily due to amounts received from Novartis on sales of FOCALIN XR®, which offset a decrease from the entire family of RITALIN® drugs.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns and allowances; sales discounts; government rebates; and chargebacks and distributor service fees.
•	We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. REVLIMID® is distributed primarily through contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date. VIDAZA® and ALKERAN® are sold in the United States to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals and other institutional customers.
•	Sales discount accruals are based on payment terms extended to customers.

•	Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate amount formula established by the Center for Medicaid and Medicare Services. Certain foreign markets have government-sponsored programs that require rebates to be paid and accordingly the rebate accruals are determined primarily on estimated eligible sales.
•	Chargebacks and distributor service fees accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on contractual fees to be paid to the wholesale distributor for services provided. On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TRICARE to include prescription drugs dispensed by TRICARE retail network pharmacies. TRICARE rebate accruals reflect this program expansion and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.
See Critical Accounting Policies for further discussion of gross to net sales accruals.
Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2008 and 2007 were as follows:

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2008	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2008	$20,261	$3,708	$17,203	$8,327	$49,499
Allowances for sales during 2008	4,083	8,200	15,766	34,490	62,539
Credits/deductions issued for prior year sales	(5,403)	(7)	(653)	(90)	(6,153)
Credits/deductions issued for sales during 2008	(992)	(8,706)	(8,835)	(22,156)	(40,689)

Balance at June 30, 2008	$17,949	$3,195	$23,481	$20,571	$65,196

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2007	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2007	$9,407	$2,250	$7,736	$8,424	$27,817
Allowances for sales during 2007	9,662	6,717	8,256	18,016	42,651
Allowances for sales during prior periods	1,027	—	—	—	1,027
Credits/deductions issued for prior year sales	(3,380)	(79)	(1,323)	(646)	(5,428)
Credits/deductions issued for sales during 2007	(1,772)	(6,271)	(5,502)	(16,736)	(30,281)

Balance at June 30, 2007	$14,944	$2,617	$9,167	$9,058	$35,786

A comparison of allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2008 and 2007, respectively, follows:
Returns and allowances decreased by $5.6 million for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 primarily due to decreased THALOMID® accruals as a result of reduced inventory in the sales channel.
Discounts increased by $1.5 million for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 primarily due to increased sales of REVLIMID®, as well as the inclusion of former Pharmion products.

Government rebates increased by $7.5 million in the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 primarily due to the increased international government rebates resulting from our global expansion, as well as the inclusion of former Pharmion products.
Chargebacks and distributor service fees increased by $16.5 million in the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 primarily due to our global expansion, as well as the inclusion of former Pharmion products and the new TRICARE rebate program.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended June 30, 2008 and 2007 were as follows:

	Three-Month Period Ended
	June 30,		Increase	Percent
(Amounts in thousands)	2008	2007	(Decrease)	Change

Cost of goods sold (excluding amortization expense)	$75,194	$28,698	$46,496	162.0%
Percent of net product sales	13.8%	9.0%

Research and development	$144,861	$90,733	$54,128	59.7%
Percent of total revenue	25.3%	26.1%

Selling, general and administrative	$176,287	$110,940	$65,347	58.9%
Percent of total revenue	30.8%	31.9%

Amortization of acquired intangible assets	$35,167	$2,250	$32,917	1463.0%
Cost of Goods Sold (excluding amortization expense): Cost of goods sold increased by $46.5 million for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007 primarily due to increased royalty costs for REVLIMID®, increased material costs for ALKERAN® for injection and the inclusion of $27.7 million in cost of sales related to former Pharmion products, particularly VIDAZA® and Thalidomide Pharmion®, including $8.6 million of the $25.0 million of inventory step-up. As a percent of net product sales, cost of goods sold (excluding amortization expense) increased to 13.8% in 2008 from 9.0% in 2007 primarily due to the inclusion of higher costs for VIDAZA ® and ALKERAN® and the $8.6 million of inventory step-up.
Research and Development: Research and development expenses increased by $54.1 million for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007, primarily due to the inclusion of $22.5 million in expense for former Pharmion entities which were partly related to AMRUBICINTM and the MethylGene HDAC program. Additionally, $16.8 million of the increase in spending related to clinical research and development in support of multiple programs, including REVLIMID®, other IMiDs® and other compounds across a broad range of diseases. Regulatory spending increased primarily due to the expansion of REVLIMID® in international markets.

The following table provides an additional breakdown of research and development expenses:

	Three-Month Periods Ended
	June 30,
(Amounts in thousands)	2008	2007	Increase

Human pharmaceutical clinical programs	$72,434	$37,645	$34,789
Other pharmaceutical programs	56,585	38,547	18,038
Biopharmaceutical discovery and development	11,515	11,227	288
Placental stem cell and biomaterials	4,327	3,314	1,013

Total	$144,861	$90,733	$54,128

Other pharmaceutical programs for the three-month periods ended June 30, 2008 and 2007, include spending for toxicology, analytical research and development, drug discovery, quality and regulatory affairs.
Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and other IMiDs® compounds; for VIDAZA®, and other epigenetic programs; AMRUBICINTM, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-a and which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; CC-4047, CC-11006 and CC-11050, which are currently either being evaluated in Phase I clinical trials or for which Phase II clinical trials are planned or ongoing; and our kinase and ligase inhibitor programs as well as the placental stem cell program.
Selling, General and Administrative: Selling, general and administrative expenses increased by $65.3 million for the three-month period ended June 30, 2008 compared to the three-month period ended June 30, 2007, primarily reflecting an increase in marketing expenses of $22.9 million, sales force costs of $21.4 million and administrative expenses of $16.2 million. The increase reflects the integration of the former Pharmion commercial organization, marketing and sales expenses related to ongoing product launch activities for REVLIMID® and Thalidomide in Europe, Canada and Australia, as well as activities in preparation for the potential relaunch of VIDAZA® in the United States and launch in Europe. The increase in expenses also reflect the continued expansion of our international commercial activities in over sixty countries.
Amortization of Acquired Intangible Assets: The $35.2 million in amortization of acquired intangible assets for the three-month period ended June 30, 2008 primarily related to intangible assets resulting from the March 2008 acquisition of Pharmion. The $2.3 million amortization of acquisition intangibles for the three-month period ended June 30, 2007 primarily related to the acquisition of Penn T Limited.
Interest and Investment Income, Net: Interest and investment income was $19.9 million for the three-month period ended June 30, 2008, representing a decrease of $6.5 million from the $26.4 million recorded for the three-month period ended June 30, 2007. The decrease was due to lower average cash, cash equivalents and marketable securities balances resulting from the cash payout related to the Pharmion acquisition coupled with reduced yields on invested balances.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $1.3 million and $0.9 million for the three-month periods ended June 30, 2008 and 2007, respectively.
Interest Expense: Interest expense was $1.2 million and $2.6 million for the three-month periods ended June 30, 2008 and 2007, respectively. The $1.4 million decrease was primarily due to the conversion of a substantial amount of convertible debt into our common stock in December 2007 and the remainder in June 2008.

Other Income (Expense), Net: Other income, net was $1.7 million for the three-month period ended June 30, 2008, consisting primarily of a $1.3 million government grant. Other expense, net was $5.0 million for the three-month period ended June 30, 2007, consisting primarily of a termination benefit resulting from the modification of certain outstanding stock options of a terminated employee.
Income Tax Provision: The income tax provision for the three-month period ended June 30, 2008 was $39.0 million with an effective tax rate of 24.6% which reflects the growth of our low tax manufacturing operations and our overall global mix of income. The income tax provision for the three-month period ended June 30, 2007 was $78.2 million with an effective tax rate of 58.8%. The income tax provision for the three-month period ended June 30, 2007 reflected the impact of certain expenses incurred in taxing jurisdictions outside the United States for which we did not receive a tax benefit and nondeductible expenses, which included share-based compensation expense related to incentive stock options.
Results of Operations:

Six-Month Periods Ended June 30, 2008 and 2007
Total Revenue: Total revenue and related percentages for the six-month periods ended June 30, 2008 and 2007 were as follows:

	Six-Month Periods Ended
	June 30,		Increase	Percent
(Amounts in thousands)	2008	2007	(Decrease)	Change

Net product sales:
REVLIMID ®	$612,606	$327,196	$285,410	87.2%
THALOMID ® / Thalidomide	245,501	223,742	21,759	9.7%
VIDAZA ®	73,496	—	73,496	N/A
ALKERAN ®	35,527	34,702	825	2.4%
Other	7,409	3,101	4,308	138.9%

Total net product sales	$974,539	$588,741	$385,798	65.5%
Collaborative agreements and other revenue	7,557	9,904	(2,347)	-23.7%
Royalty revenue	51,965	42,677	9,288	21.8%

Total revenue	$1,034,061	$641,322	$392,739	61.2%

REVLIMID® net sales increased for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 primarily due to increased unit sales in the United States and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma accounted for most of the U.S. growth. International sales reflect the June 2007 EC’s approval for the use of REVLIMID® for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy.
THALOMID® / Thalidomide net sales increased for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007. Sales for 2008 include sales recorded by former Pharmion entities, which reflects an overall expansion in the total number of actively treated myeloma patients. This increase was partially offset by a decrease in net sales in the United States.
VIDAZA® was acquired as part of the purchase of Pharmion effective March 7, 2008.

ALKERAN® net sales were slightly higher for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 primarily due to an increase in unit sales of the injectable form.
Net product sales for the six-month period ended June 30, 2008 increased $385.8 million, or 65.5%, compared to the six-month period ended June 30, 2007. The change was comprised of net volume increases of $341.1 million, or 57.9%, as well as price increases of $33.1 million, or 5.6%, and impact of foreign exchange of $11.6 million, or 2.0%.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources decrease by $2.3 million for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007, due to the elimination of license fees and amortization of deferred revenues related to Pharmion.
Royalty Revenue: Royalty revenue totaled $52.0 million for the six-month period ended June 30, 2008, representing an increase of $9.3 million compared to the six-month period ended June 30, 2007. The increase was entirely due to amounts received from Novartis on sales of FOCALIN XR®.
Gross to Net Sales Accruals: Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2008 and 2007 were as follows:

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2008	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2007	$16,734	$2,895	$9,202	$8,839	$37,670
Pharmion balance at March 7, 2008	926	283	1,266	2,037	4,512
Allowances for sales during 2008	14,594	17,111	29,541	51,729	112,975
Credits/deductions issued for prior year sales	(12,818)	(2,427)	(7,907)	(4,106)	(27,258)
Credits/deductions issued for sales during 2008	(1,487)	(14,667)	(8,621)	(37,928)	(62,703)

Balance at June 30, 2008	$17,949	$3,195	$23,481	$20,571	$65,196

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2007	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2006	$9,480	$2,296	$7,468	$10,633	$29,877
Allowances for sales during 2007	17,623	12,396	14,232	33,220	77,471
Allowances for sales during prior periods	1,027	—	—	—	1,027
Credits/deductions issued for prior year sales	(10,507)	(2,183)	(7,031)	(6,725)	(26,446)
Credits/deductions issued for sales during 2007	(2,679)	(9,892)	(5,502)	(28,070)	(46,143)

Balance at June 30, 2007	$14,944	$2,617	$9,167	$9,058	$35,786

A comparison of allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2008 and 2007, respectively, follows:
Returns and allowances decreased by $4.1 million for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 primarily due to decreased THALOMID® accruals as a result of reduced inventory in the sales channel.

Discounts increased by $4.7 million for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 primarily due to increased sales of REVLIMID® as well as the inclusion of former Pharmion products.
Government rebates increased by $15.3 million in the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 primarily due to the increased international government rebates resulting from our global expansion, as well as the inclusion of former Pharmion products.
Chargebacks and distributor service fees increased by $18.5 million in the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 primarily due to our global expansion, as well as the inclusion of former Pharmion products and the new TRICARE rebate program.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the six-month periods ended June 30, 2008 and 2007 were as follows:

	Six-Month Period Ended
	June 30,			Percent
(Amounts in thousands)	2008	2007	Increase	Change

Cost of goods sold (excluding amortization expense)	$119,918	$50,774	$69,144	136.2%
Percent of net product sales	12.3%	8.6%

Research and development	$301,739	$170,500	$131,239	77.0%
Percent of total revenue	29.2%	26.6%

Selling, general and administrative	$316,737	$215,933	$100,804	46.7%
Percent of total revenue	30.6%	33.7%

Amortization of acquired intangible assets	$45,009	$4,465	$40,544	908.0%

Acquired in-process research and development	$1,740,000	$—	$1,740,000	N/A
Cost of Goods Sold (excluding amortization expense): Cost of goods sold increased by $69.1 million for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 primarily due to increased royalty costs for REVLIMID®, increased material costs for ALKERAN® for injection and the inclusion of $34.7 million in cost of sales related to former Pharmion products, particularly VIDAZA® and Thalidomide Pharmion®, including $11.1 million of the $25.0 million of inventory step-up. As a percent of net product sales, cost of goods sold (excluding amortization expense) increased to 12.3% in 2008 from 8.6% in 2007 primarily due to the inclusion of higher costs for VIDAZA® and ALKERAN® and the $11.1 million of inventory step-up.
Research and Development: Research and development expenses increased by $131.2 million for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007 primarily due to $45.0 million in upfront payments made to Acceleron Pharma, Inc. in 2008 related to a research and development collaboration arrangement, the inclusion of $24.5 million in expenses for former Pharmion entities which were partly related to AMRUBICINTM and the MethylGene HDAC program and an increase of $27.6 million in spending related to clinical research and development in support of multiple programs, including REVLIMID®, other IMiDs® and other compounds across a broad range of diseases. Regulatory spending increased primarily due to the expansion of REVLIMID® in international markets.

The following table provides an additional breakdown of research and development expenses:

	Six-Month Periods Ended
	June 30,
(Amounts in thousands)	2008	2007	Increase

Human pharmaceutical clinical programs	$121,575	$70,690	$50,885
Other pharmaceutical programs	149,390	71,869	77,521
Biopharmaceutical discovery and development	22,383	21,239	1,144
Placental stem cell and biomaterials	8,391	6,702	1,689

Total	$301,739	$170,500	$131,239

Other pharmaceutical programs for the six-month period ended June 30, 2008 includes $45.0 million for the Acceleron Pharma collaborative research and development arrangement, in addition to spending for toxicology, analytical research and development, drug discovery, quality and regulatory affairs. Other pharmaceutical programs for the six-month period ended June 30, 2007 includes spending for toxicology, analytical research and development, drug discovery, quality and regulatory affairs.
Selling, General and Administrative: Selling, general and administrative expenses increased by $100.8 million for the six-month period ended June 30, 2008 compared to the six-month period ended June 30, 2007, reflecting an increase in marketing expenses of $41.3 million, sales force costs of $27.7 million, and general and administrative expenses of $29.8 million. The increase reflects marketing and sales expenses related to ongoing product launch activities for REVLIMID® and Thalidomide in Europe, Canada and Australia, as well as activities in preparation for the potential relaunch of VIDAZA® in the United States and launch in Europe. The increase in expenses also reflects the continued expansion of our international commercial activities in over sixty countries.
Amortization of Acquired Intangible Assets: The $45.0 million in amortization of acquired intangible assets for the six-month period ended June 30, 2008 included $43.4 million related to intangible assets resulting from the March 2008 acquisition of Pharmion and $1.6 million resulting from the October 2004 acquisition of Penn T Limited. The $4.5 million amortization of acquisition intangibles for the six-month period ended June 30, 2007 primarily related to the acquisition of Penn T Limited.
Acquired In-Process Research and Development: IPR&D represents compounds under development by Pharmion at the date of acquisition that had not yet achieved regulatory approval for marketing in certain markets or had not yet been completed and have no future use. The $1.74 billion estimated fair value of these intangibles was derived using the multi-period excess-earnings method, a form of the income approach, as determined by a valuation from an independent third-party valuation firm. The IPR&D primarily related to development and approval initiatives for Vidaza® IV in the EU market, the oral form of azacitidine in the U.S. and EU markets and Thalidomide Pharmion® in the EU market. The projected cash flows for valuation purposes were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products; and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.
For Vidaza® IV in the EU market, the related future net cash flows were estimated using a risk-adjusted discount rate of 10.0% and an anticipated regulatory approval date in late 2008 with market exclusivity rights expected to continue through 2019. For the oral form of azacitidine in the United States and European Union, the future net cash flows were estimated using a risk-adjusted discount rate of 11.0% for each market. The anticipated regulatory approval in the European Union was assumed for 2013 with exclusivity continuing through 2023, and the anticipated regulatory approval in the United States was assumed for 2013 with exclusivity continuing through 2018. For Thalidomide Pharmion® in the EU market, the future net cash flows were estimated using a risk-adjusted discount rate of 9.5% and an anticipated regulatory approval date in 2008 with exclusivity continuing through 2018. In April 2008, Thalidomide Pharmion® was granted full marketing authorization by the EC for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma.

Interest and Investment Income, Net: Interest and investment income was $49.6 million for the six-month period ended June 30, 2008, representing a $1.5 million decrease from the $51.1 million recorded for the six-month period ended June 30, 2007. The decrease was due to lower average cash, cash equivalents and marketable securities balances resulting from the cash payout related to the Pharmion acquisition coupled with reduced yields on invested balances.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $6.4 million and $2.2 million for the six-month periods ended June 30, 2008 and 2007, respectively. The loss in the six-month period ended June 30, 2008 included an impairment charge of $4.4 million, which was recognized in the first quarter of 2008. This impairment loss was based on an evaluation of several factors, including a decrease in fair value of the equity investment below our cost.
Interest Expense: Interest expense was $3.5 million and $5.3 million for the six-month periods ended June 30, 2008 and 2007, respectively. The $1.8 million decrease was primarily due to the conversion of a substantial amount of convertible debt into our common stock in December 2007 and the remainder in June 2008.
Other Income (Expense), Net: Other income, net was $2.5 million for the six-month period ended June 30, 2008, consisting primarily of a $1.3 million government grant and $1.1 million in foreign exchange gains. Other expense, net was $4.1 million for the six-month period ended June 30, 2007, consisting primarily of a termination benefit resulting from the modification of certain outstanding stock options of a terminated employee, which was partly offset by $1.2 million in foreign exchange gains.
Income Tax Provision: The income tax provision for the six-month period ended June 30, 2008 was $74.1 million with an effective tax rate of negative 5.1%. The effective tax rate was negatively impacted by non-deductible in-process research and development charges incurred in connection with the acquisition of Pharmion. The effective tax rate, excluding the impact of the IPR&D charges, was 25.3% which reflects the growth of our low tax manufacturing operations and our overall global mix of income. The income tax provision for the six-month period ended June 30, 2007 was $126.9 million with an effective tax rate of 53.1%, net of a deferred tax benefit of approximately $7.0 million primarily related to the recognition of research and experimentation tax credit study covering prior years. The income tax provision for the six-month period ended June 30, 2007 also reflected the impact of certain expenses incurred in taxing jurisdictions outside the United States for which we did not receive a tax benefit and nondeductible expenses which included share-based compensation expense related to incentive stock options.
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2008 and 2007 were as follows:

	Six-Month Periods Ended
	June 30,		Increase
(Amounts in thousands)	2008	2007	(Decrease)

Net cash provided by operating activities	$258,602	$192,118	$66,484
Net cash used in investing activities	$(239,895)	$(817,970)	$578,075
Net cash provided by financing activities	$96,155	$151,697	$(55,542)

Operating Activities: Net cash provided by operating activities for the six-month period ended June 30, 2008 increased by $66.5 million to $258.6 million as compared to the six-month period ended June 30, 2007. The increase in net cash provided by operating activities was primarily attributable to:
•	an expansion of our operations; partially offset by
•	the timing of receipts and payments in the ordinary course of business.
Investing Activities: Net cash used in investing activities for the six-month period ended June 30, 2008 decreased by $578.1 million to $239.9 million as compared to the six-month period ended June 30, 2007. The decrease in net cash used in by investing activities was primarily attributable to:
•	the cash paid to acquire Pharmion; more than offset by
•	net proceeds from sales of marketable securities available for sale as opposed to net purchases in the prior year period.
Financing Activities: Net cash provided by financing activities for the six-month period ended June 30, 2008 decreased by $55.5 million to $96.2 million as compared to the six-month period ended June 30, 2007. The decrease in net cash provided by financing activities was primarily attributable to:
•	a decrease in the proceeds from the exercise of common stock options and warrants; and
•	a decrease in the tax benefit from share-based compensation arrangements.
Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Working capital and cash, cash equivalents and marketable securities available for sale as of June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
(Amounts in thousands)	2008	2007	(Decrease)

Cash, cash equivalents and marketable securities available for sale	$2,257,272	$2,738,918	$(481,646)
Working capital (1)	$2,340,710	$2,835,205	$(494,495)

(1)	Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.
Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, mortgage-backed obligations, U.S. Treasury securities and U.S. government-sponsored agency debt. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The decrease in cash, cash equivalents and marketable securities available for sale from December 31, 2007 to June 30, 2008 was primarily due to the net payment of $746.8 million relating to the Pharmion acquisition, which was partly offset by increased product sales.
Accounts Receivable, Net: Accounts receivable, net increased by $114.3 million to $281.6 million as of June 30, 2008 compared to December 31, 2007 partly due to the inclusion of former Pharmion net receivables and increased sales of REVLIMID®. Days of sales outstanding at June 30, 2008 was 47 days including former Pharmion net receivables and 44 days excluding former Pharmion net receivables compared to 41 days at December 31, 2007. Excluding former Pharmion net receivables, the increase was primarily due to increased international sales for which the collection period is longer than for U.S. sales.

Inventory: Inventory as of June 30, 2008 of $82.3 million increased by $33.2 million compared to December 31, 2007 primarily due to the addition of VIDAZA® and Thalidomide Pharmion® inventory as a result of the Pharmion acquisition and a $1.7 million increase in REVLIMID® inventories.
Other Current Assets: Other current assets increased $17.2 million to $125.8 million as of June 30, 2008 compared to December 31, 2007 partly due to the inclusion of $9.0 million in former Pharmion assets, consisting primarily of miscellaneous receivables, prepaids and deposits.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities increased $177.5 million to $401.2 million as of June 30, 2008 compared to December 31, 2007 primarily due to restructuring reserves of $57.4 million and the inclusion of $134.8 million in former Pharmion liabilities.
Income Taxes Payable (Current and Non-Current): Income taxes payable increased $30.4 million as of June 30, 2008 compared to December 31, 2007 primarily from provisions for income taxes of $78.1 million partially offset by a tax benefit on stock option exercises of $43.8 million.
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
Financial Condition
We invest our excess cash primarily in money market funds, mortgage-backed obligations, U.S. Treasury securities and U.S. government-sponsored agency securities.
As of June 30, 2008, our financial assets and liabilities were recorded at fair value. In accordance with Statement of Financial Accounting Standards No. 157, "Fair Value Measurement,” or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active. Our Level 2 assets consist of mortgage-backed obligations, U.S. Treasury securities, U.S. government-sponsored agency securities, corporate debt securities, forward currency contracts and warrants to purchase equity securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. Our Level 3 assets consist of a private cash fund.
A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities were initially valued at the transaction price and subsequently valued based on inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active.
The only asset with fair values based on Level 3 inputs was the private cash fund, which represents approximately 1.7 % of total fair value for available-for-sale securities at June 30, 2008.
During the three-month period ended June 30, 2008 we did not change the valuation methods for our marketable securities.

Contractual Obligations
The following table sets forth our contractual obligations as of June 30, 2008:

	Payment Due By Period
	Less than			More than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Operating leases	$18,001	$29,874	$14,376	$6,666	$68,917
ALKERAN® supply agreements	14,316	—	—	—	14,316
Manufacturing facility note payable	4,026	8,052	7,856	11,784	31,718
Other contract commitments	42,436	11,240	—	—	53,676

Total	$78,779	$49,166	$22,232	$18,450	$168,627

Other contract commitments include $30.8 million in contractual obligations related to product supply contracts and a product co-development and licensing agreement that were assumed by us with the Pharmion acquisition. Further details about these agreements and other commitments and contingencies assumed with the Pharmion acquisition are included in Note 14 to the accompanying consolidated financial statements.
Income Taxes Payable: We have provided a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $241.6 million at June 30, 2008. The timing of the settlement of these amounts was not reasonably estimable at June 30, 2008. We do not expect a settlement within the next 12 months.
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
In addition to the critical accounting policies referenced above, the following are also applicable:
Valuation of acquired intangible assets and acquired in-process research and development: We have acquired intangible assets primarily through business combinations. When significant identifiable intangible assets, and acquired in-process research and development, are acquired, an independent third-party valuation firm is engaged to assist us in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, and the models require the use of significant estimates and assumptions including but not limited to:
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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2008, our market risk sensitive instruments consisted of marketable securities available for sale, our note payable to Siegfried and certain foreign exchange forward contracts.
Derivatives: We periodically utilize forward contracts to economically hedge non-functional currency exposures. At June 30, 2008, we had foreign currency forward contracts outstanding to hedge non-functional currency assets denominated in Swiss Francs, British Pounds, Japanese Yen and U.S. dollars. The aggregate notional amount of these contracts was $49.0 million and they expire within one year. The contracts are economic hedges of receivables at U.K. and Swiss subsidiaries and are remeasured through earnings each period along with the underlying hedged item. At June 30, 2008, the net unrealized loss on the forward contracts was approximately $0.8 million in the aggregate.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2008 exchange rates were to adversely change by a hypothetical 10% decrease in the underlying currencies, the fair value of the contracts would decrease by approximately $8.6 million. However, since the contracts hedge assets denominated in currencies other than the entity’s functional currency, any change in the fair value of the contract would be offset by a change in the underlying value of the hedged items.
Marketable Securities Available for Sale: At June 30, 2008, our marketable securities available for sale consisted of mortgage-backed obligations, U.S. Treasury securities, U.S. government-sponsored agency securities, corporate debt securities and private cash fund shares. Mortgage-backed obligations include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. Marketable securities available for sale are carried at fair value, held for an unspecified period of time and intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.
As of June 30, 2008, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More Than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$358,089	$452,964	$60,457	$20,000	$891,510
Fair value	$360,599	$461,009	$62,427	$20,475	$904,510
Average interest rate	4.9%	4.7%	3.3%	5.6%	4.7%

Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried) located in Zofingen, Switzerland. At June 30, 2008, the fair value of our note payable to Siegfried approximated the carrying value of the note of $26.6 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
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
(b) Changes in Internal Control over Financial Reporting. On March 7, 2008, we acquired Pharmion Corporation. Until the accounting processes for former Pharmion entities can be fully integrated, we have relied and will continue to rely on previously established accounting processes and internal controls of Pharmion. In all other instances, there have not been any other changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, or our 2007 Annual Report on Form 10-K. There have not been any material changes as it pertains to such legal proceedings nor have we engaged in any additional material legal proceedings.
Item 1A. Risk Factors
The risk factors included in our 2007 Annual Report on Form 10-K have not materially changed, except for the risks associated with our Pharmion acquisition consummated on March 7, 2008, as described in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of stockholders on June 18, 2008. At this meeting, our stockholders were asked to elect nine directors, ratify the appointment of KPMG LLP as our registered public accounting firm for the fiscal year ending December 31, 2008 and approve an amendment and restatement of our 1998 Stock Incentive Plan (to be renamed the 2008 Stock Incentive Plan). All nine nominated directors were elected and the proposals to appoint KPMG LLP as auditors and approve an amendment and restatement of our 1998 Stock Incentive Plan, as renamed, were approved. Voting results are summarized as follows:
A.	Election of Directors:

	Number of Shares
Name	For	Withheld
Sol J. Barer, Ph.D.	382,583,740	9,805,298
Robert J. Hugin	380,989,689	11,399,349
Michael D. Casey	383,450,617	8,938,421
Rodman L. Drake	377,188,759	15,200,279
Arthur Hull Hayes, Jr., M.D.	201,294,768	191,094,270
Gilla Kaplan, Ph.D.	372,082,057	20,306,981
James J. Loughlin	372,307,045	20,081,993
Ernest Mario, Ph.D.	382,806,915	9,582,123
Walter L. Robb, Ph.D.	369,194,795	23,194,243
B.	Appointment of KPMG LLP as auditors:

Number of Shares
For	Against	Abstain
379,817,913	7,048,593	5,522,532
C.	Amendment and restatement of the 1998 Stock Incentive Plan, as renamed:

Number of Shares
For	Against	Abstain	Broker Non-Vote
283,783,220	33,918,891	5,838,853	68,848,074
Item 5. Other Information
None.
Item 6. Exhibits

10.1	Amendment No. 6 to 1995 Non Employee Directors’ Incentive Plan.

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
DATE July 30, 2008	By:	/s/ David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE July 30, 2008	By:	/s/ Andre Van Hoek
Andre Van Hoek
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1	Amendment No. 6 to 1995 Non Employee Directors’ Incentive Plan.

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.