Form 10-Q
period 2008-09-30
CELGENE CORP /DE/
filed 2008-10-29
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
At October 23, 2008, 458,188,433 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue:
Net product sales	$567,017	$331,169	$1,541,556	$919,910
Collaborative agreements and other revenue	2,402	4,616	9,960	14,520
Royalty revenue	23,046	14,123	75,011	56,800

Total revenue	592,465	349,908	1,626,527	991,230

Expenses:
Cost of goods sold (excluding amortization expense)	70,534	34,066	190,452	84,840
Research and development	160,911	130,841	462,650	301,341
Selling, general and administrative	168,607	94,736	485,345	310,669
Amortization of acquired intangible assets	32,833	2,290	77,842	6,755
Acquired in-process research and development	—	—	1,740,000	—

Total expenses	432,885	261,933	2,956,289	703,605

Operating income (loss)	159,580	87,975	(1,329,762)	287,625

Other income and expense:
Interest and investment income, net	19,678	28,296	69,281	79,447
Equity in losses of affiliated companies	2,338	1,106	8,761	3,338
Interest expense	512	2,614	3,968	7,913
Other income (expense), net	2,464	732	4,957	(3,345)

Income (loss) before income taxes	178,872	113,283	(1,268,253)	352,476

Income tax provision	42,058	74,450	116,138	201,364

Net income (loss)	$136,814	$38,833	$(1,384,391)	$151,112

Net income (loss) per common share:
Basic	$0.30	$0.10	$(3.17)	$0.40
Diluted	$0.29	$0.09	$(3.17)	$0.36

Weighted average shares:
Basic	456,509	383,774	437,206	380,841

Diluted	468,891	432,817	437,206	431,208

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$1,517,120	$1,218,273
Marketable securities available for sale	937,050	1,520,645
Accounts receivable, net of allowances of $7,927 and $4,213 at September 30, 2008 and December 31, 2007, respectively	275,409	167,252
Inventory	90,344	49,076
Deferred income taxes	59,808	20,506
Other current assets	144,483	108,669

Total current assets	3,024,214	3,084,421

Property, plant and equipment, net	234,414	197,428
Investment in affiliated companies	18,245	14,422
Intangible assets, net	462,235	92,658
Goodwill	523,617	39,033
Other assets	94,699	183,322

Total assets	$4,357,424	$3,611,284

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$54,938	$37,876
Accrued expenses	329,678	159,220
Income taxes payable	15,541	4,989
Convertible notes	—	196,555
Current portion of deferred revenue	1,365	7,666
Other current liabilities	47,488	26,625

Total current liabilities	449,010	432,931

Deferred revenue, net of current portion	3,095	60,303
Non-current income taxes payable	257,068	211,307
Other non-current liabilities	59,890	62,799

Total liabilities	769,063	767,340

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 462,213,553 and 407,150,694 shares at September 30, 2008 and December 31, 2007, respectively	4,622	4,072
Common stock in treasury, at cost; 4,092,612 and 4,026,116 shares at September 30, 2008 and December 31, 2007, respectively	(153,769)	(149,519)
Additional paid-in capital	5,035,170	2,780,849
(Accumulated deficit) retained earnings	(1,259,731)	124,660
Accumulated other comprehensive (loss) income	(37,931)	83,882

Total stockholders’ equity	3,588,361	2,843,944

Total liabilities and stockholders’ equity	$4,357,424	$3,611,284

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net (loss) income	$(1,384,391)	$151,112

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of long-term assets	25,470	15,455
Amortization of intangible assets	78,138	7,047
Provision for accounts receivable allowances	6,642	6,353
Deferred income taxes	(9,770)	(4,334)
Acquired in-process research and development	1,740,000	—
Share-based compensation expense	75,650	41,630
Equity in losses of affiliated companies	8,362	2,910
Share-based employee benefit plan expense	7,358	6,436
Other, net	12,434	1,526

Change in current assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(70,740)	(23,148)
Inventory	(5,799)	(34,480)
Other operating assets	(12,359)	(11,088)
Accounts payable and other operating liabilities	(20,708)	61,162
Income tax payable	26,088	93,085
Deferred revenue	(31)	(2,733)

Net cash provided by operating activities	476,344	310,933

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	981,502	1,462,836
Purchases of marketable securities available for sale	(471,699)	(2,362,302)
Payments for acquisition of business, net of cash acquired	(746,779)	—
Capital expenditures	(53,635)	(38,447)
Investment in affiliated companies	(12,185)	(1,621)
Purchases of investment securities	(8,236)	(23,356)
Other	11,528	—

Net cash used in investing activities	(299,504)	(962,890)

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	106,932	136,033
Excess tax benefit from share-based compensation arrangements	59,459	112,614

Net cash provided by financing activities	166,391	248,647

Effect of currency rate changes on cash and cash equivalents	(44,384)	4,630

Net increase (decrease) in cash and cash equivalents	$298,847	$(398,680)

Cash and cash equivalents at beginning of period	$1,218,273	$1,439,415

Cash and cash equivalents at end of period	$1,517,120	$1,040,735

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2008	2007

Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss on marketable securities available for sale and cash flow hedges	$100,527	$43,988

Matured shares tendered in connection with stock option exercises	$(4,250)	$(6,457)

Conversion of convertible notes	$196,543	$130

Supplemental disclosure of cash flow information:
Interest paid	$1,640	$5,250

Income taxes paid	$28,084	$—

See accompanying Notes to Unaudited Consolidated Financial Statements

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
The accompanying unaudited consolidated financial statements have been prepared from the books and records of the Company pursuant to U.S. generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for reporting on Form 10-Q. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. Investments in limited partnerships and interests in which the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. Certain immaterial reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
Recent Accounting Principles: In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The effective date for financial assets and liabilities that are recognized on a recurring basis was January 1, 2008. The Company has determined that its adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on its consolidated financial statements. See Note 6 for expanded disclosures required by SFAS 157. The Company is currently evaluating the impact that the adoption of SFAS 157 related to non-financial assets will have, if any, on its consolidated financial statements.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” or SFAS 160, which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. SFAS 160 is effective January 1, 2009. Upon implementation, prior periods will be recast for the changes required by SFAS 160. The Company is currently evaluating the impact that the adoption of SFAS 160 will have, if any, on its consolidated financial statements.
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
In May 2008, the FASB issued FASB Staff Position, or FSP, No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion.

A component of such debt issuances representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The requirements for separate accounting must be applied retrospectively to previously issued convertible debt issuances as well as prospectively to newly issued convertible debt issuances, negatively affecting both net income and earnings per share, in financial statements issued for fiscal years beginning after December 15, 2008. Since the Company’s past convertible debt issuance did not include a cash settlement feature, it does not expect the adoption of FSP APB 14-1 will have any impact on its consolidated financial statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008; earlier application is not permitted. Since the Company’s past share-based payment awards did not include non-forfeitable rights to dividends or dividend equivalents, it does not expect the adoption of FSP EITF 03-6-1 will have any impact on its consolidated financial statements.
Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2007. In addition, the following additional significant accounting policy is now applicable:
Derivatives and Hedging Activities: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended, requires that all derivative instruments be recognized on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged item. The Company assesses, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If the Company determines that a forecasted transaction is no longer probable of occurring, it discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. The Company uses derivative instruments, including those not designated as part of a hedging transaction, to manage its exposure to movements in foreign exchange rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce the risk or cost to the Company. The Company does not use derivative instruments for speculative trading purposes and is not a party to leveraged derivatives.
2. Acquisition of Pharmion Corporation
On March 7, 2008, Celgene acquired all of the outstanding common stock and stock options of Pharmion in a transaction accounted for under the purchase method of accounting for business combinations. Under the purchase method of accounting, the assets acquired and liabilities assumed of Pharmion are recorded as of the acquisition date, at their respective fair values, and consolidated with those of Celgene. The reported consolidated financial condition and results of operations of Celgene after completion of the acquisition reflect these fair values. The operating results of Pharmion are included in the Company’s consolidated financial statements from the date of acquisition.

Celgene paid a total purchase price of $2.761 billion to acquire all of the outstanding Pharmion common shares and stock options. Each Pharmion share of common stock (other than shares owned by Celgene or its wholly owned subsidiaries, held in Pharmion’s treasury or to which appraisal rights were perfected) were converted into the right to receive (i) 0.8367 shares of common stock of Celgene and (ii) $25.00 in cash. The combination of cash and Celgene stock paid to Pharmion stockholders consisted of $921.0 million in cash and approximately 30.8 million shares of Celgene common stock valued at $1.749 billion. The purchase price included acquisition-related costs of $26.2 million, the fair value of vested Celgene stock options issued of $44.9 million and the cost of Celgene’s investment in Pharmion common shares prior to the acquisition.
Prior to the acquisition, Pharmion was a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients. Celgene acquired Pharmion to enhance its portfolio of therapies for patients with life-threatening illnesses worldwide with the addition of Pharmion’s marketed products, and several products in development for the treatment of hematological and solid tumor cancers. By combining this new product portfolio with Celgene’s existing operational and financial capabilities, Celgene expects to enlarge its global market share through increased product offerings and expanded clinical, regulatory and commercial capabilities.

(Amounts in thousands)
Purchase Price Summary:

Stock issued at fair value	$1,749,222
Cash paid	920,805
Acquisition-related costs	26,187
Fully vested stock options issued	44,924
Pharmion shares previously owned	20,212

Total purchase price paid	$2,761,350

The acquisition was accounted for using the purchase method of accounting for business combinations and the preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values.

(Amounts in thousands)	March 7, 2008

Current assets	$340,415
Property, plant and equipment	8,404
Developed product rights	510,986
In-process research and development	1,740,000
Other noncurrent assets	304

Assets acquired	2,600,109
Restructuring	(69,000)
Net deferred taxes	(128,352)
Liabilities assumed	(141,748)

Net assets acquired	2,261,009
Goodwill	500,341

Acquisition cost	$2,761,350

The fair value of the acquired identifiable intangible assets consists primarily of developed product rights for the following marketed products at date of acquisition: VIDAZA® IV in the U.S. market, Thalidomide Pharmion in certain foreign markets and other minor commercialized products. The weighted average amortization period for these assets, in total, is 6.5 years. The weighted average amortization period for compassionate use rights is 1.2 years, while the weighted average amortization period for the developed product rights is 7.1 years.
In-process research and development, or IPR&D, represents compounds under development by Pharmion at the date of acquisition that had not yet achieved regulatory approval for marketing in certain markets or had not yet been completed and have no alternative future use. The $1.74 billion estimated fair value of these intangibles was derived using the multi-period excess-earnings method, a form of the income approach. The IPR&D primarily related to development and approval initiatives for VIDAZA® IV in the E.U. market, the oral form of azacitidine in the U.S. and E.U. markets and Thalidomide Pharmion® in the E.U. market. The projected cash flows for valuation purposes were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products; and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.
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
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The amount allocated to goodwill is preliminary and subject to change, depending on the results of the final purchase price allocation. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Company’s acquisition of Pharmion has been recorded as a noncurrent asset in the Company’s Consolidated Balance Sheet and will not be amortized, but is subject to review for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
The allocation of the purchase price is subject to finalization of Celgene’s management analysis of the fair value of the assets acquired and liabilities assumed of Pharmion as of the acquisition date. The final allocation of the purchase price may result in additional adjustments to the recorded amounts of assets and liabilities, including goodwill, deferred taxes, accruals for restructuring activities (see Note 3 below) and other tax liabilities, which may also result in adjustments to depreciation and amortization charges. Celgene’s management is continuing to evaluate the purchase price allocation, including acquired uncertain tax positions, and expects the final allocation to be completed during the fourth quarter ending December 31, 2008. Some of the acquired uncertain tax positions are complex and can be significant, but at this time there is not sufficient information to conclude on this matter.

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
The following table provides unaudited pro forma financial information for the three- and nine-month periods ended September 30, 2008 and 2007 as if the acquisition had occurred as of the beginning of each year presented. For each year presented, the unaudited pro forma results include the nonrecurring charge for IPR&D, amortization of acquired intangible assets, elimination of expense and income related to pre-acquisition agreements with Pharmion, reduced interest and investment income attributable to cash paid for the acquisition and the amortization of the inventory step-up to fair value of acquired Pharmion product inventories. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of Celgene and Pharmion. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(Amounts in thousands, except per share)	2008	2007	2008	2007

Total revenue	$592,465	$411,701	$1,678,880	$1,169,833
Net income (loss)	$136,814	$(12,117)	$(1,393,846)	$(1,735,031)

Net income (loss) per common share:
Basic	$0.30	$(0.03)	$(3.19)	$(4.23)
Diluted	$0.29	$(0.03)	$(3.19)	$(4.23)
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
Payments related to the restructuring charge were $13,788 and $25,376 for the three- and nine-month periods ended September 30, 2008, respectively.

The following table summarizes the changes to the restructuring reserves established as part of the Pharmion acquisition on March 7, 2008 for the nine-month period ended September 30, 2008.

	Balance		Balance
(Amounts in thousands)	March 7, 2008	Payments	Septmeber 30, 2008

Severance costs	$16,800	$(13,753)	$3,047
Contract termination fees	45,000	(6,758)	38,242
Facility closing costs	3,800	(2,931)	869
Other	3,400	(1,934)	1,466

Total restructuring costs	$69,000	$(25,376)	$43,624

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

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(Amounts in thousands except per share)	2008	2007	2008	2007

Net income (loss)	$136,814	$38,833	$(1,384,391)	$151,112
Interest expense on convertible debt, net of tax	—	1,392	—	4,177

Net income (loss) for diluted computation	$136,814	$40,225	$(1,384,391)	$155,289

Weighted average shares:
Basic	456,509	383,774	437,206	380,841
Effect of dilutive securities:
Options, warrants and other incentives	12,382	16,042	—	17,366
Convertible debt	—	33,001	—	33,001

Diluted	468,891	432,817	437,206	431,208

Net income (loss) per share:
Basic	$0.30	$0.10	$(3.17)	$0.40
Diluted	$0.29	$0.09	$(3.17)	$0.36
The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 9,392,013 and 4,855,003 shares for the three-month periods ended September 30, 2008 and 2007, respectively. The total number of potential common shares excluded from the computation for the nine-month periods ended September 30, 2008 and 2007 was 33,014,354 and 5,464,407, respectively. All of the potentially dilutive securities for the nine-month period ended September 30, 2008 were determined to be anti-dilutive due to the net loss reported. Substantially all of the convertible debt was converted into shares of common stock by its maturity date of June 1, 2008, with the balance paid in cash.

5. Comprehensive Income (Loss)
The components of comprehensive income (loss) consist of net income (loss), the after-tax effects of changes in net unrealized gains (losses) on marketable securities classified as available for sale, net unrealized gains and (losses) related to cash flow hedges and changes in currency translation adjustments. A summary of comprehensive income (loss) for the three- and nine-month periods ended September 30, 2008 and 2007 follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(Amounts in thousands)	2008	2007	2008	2007

Net income (loss)	$136,814	$38,833	$(1,384,391)	$151,112

Other comprehensive (loss) income:

Net unrealized (losses) gains on marketable securities available for sale, net of tax	(4,052)	24,981	(3,947)	24,278
Reversal of unrealized gains on Pharmion investment, net of tax	—	—	(62,806)	—
Reclassification adjustment for losses included in net income (loss)	3,515	2,639	1,275	4,085

Total other comprehensive (losses) gains related to marketable securities available for sale, net of tax	(537)	27,620	(65,478)	28,363
Net unrealized gains related to cash flow hedges, net of tax	6,786	—	6,786	—
Currency translation adjustments	(91,299)	9,908	(63,120)	15,803

Total other comprehensive (loss) income	(85,050)	37,528	(121,812)	44,166

Comprehensive income (loss)	$51,764	$76,361	$(1,506,203)	$195,278

6. Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008 and the valuation techniques the Company utilized to determine such fair value. In general, fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist of mortgage-backed obligations, U.S. Treasury securities, U.S. government-sponsored agency securities, corporate debt securities, forward currency contracts and warrants to purchase equity securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 assets consist of a private cash fund with a carrying value calculated pursuant to the amortized cost method, which values each investment at its acquisition cost as adjusted for amortization of premium or accumulation of discount over the investment’s remaining life, net of impairment.

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
(Amounts in thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents	$69,027	$—	$69,027	$—
Available-for-sale securities	937,050	661	921,788	14,601
Forward currency contracts	(3,379)	—	(3,379)	—

	$1,002,698	$661	$987,436	$14,601

The following table is a roll-forward of the fair value of the private cash fund, determined by Level 3 inputs:

Fair Value
Measurements
Using Significant
(Amounts in thousands)	Unobservable Inputs

Balance at December 31, 2007	$37,038
Total gains or losses (realized and unrealized)	—
Settlements	(22,437)
Transfers in and/or out of Level 3	—

Balance at September 30, 2008	$14,601

Foreign Currency Forward Contracts: The Company uses foreign currency forward contracts to hedge specific forecasted intercompany transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
The Company enters into foreign currency forward contracts to protect against possible changes in values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with U.S. dollar denominated expenses incurred by subsidiaries in Europe. These foreign currency forward contracts are designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.
The foreign currency forward hedging contracts outstanding at September 30, 2008 had an aggregate notional amount of approximately $75.7 million and had settlement dates within twelve months. The fair value of these contracts was $8.4 million and was included in other current assets at September 30, 2008, including gains, net of tax, of $6.8 million included in other comprehensive income (loss).
Hedge ineffectiveness for the three- and nine-month periods ended September 30, 2008 and 2007 was insignificant. Time value excluded from the hedge effectiveness assessment for the three- and nine-month periods ended September 30, 2008 was $0.9 million as compared to zero for the three- and nine-month periods ended September 30, 2007 and was included in other income (expense), net.
The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2008 was approximately $366.9 million. The fair value of these contracts was $11.7 million and was included in accrued expenses at September 30, 2008.

7. Cash, Cash Equivalents and Marketable Securities Available for Sale
Money market funds and marketable securities classified as cash equivalents of $1.270 billion and $1.006 billion at September 30, 2008 and December 31, 2007, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at September 30, 2008 and December 31, 2007 were as follows:

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2008	Cost	Gain	Loss	Value

Mortgage-backed obligations	$174,052	$2,090	$(230)	$175,912
U.S. Treasury securities	176,250	2,839	(223)	178,866
U.S. government-sponsored agency securities	563,127	4,397	(514)	567,010
Private cash fund shares	14,601	—	—	14,601
Marketable equity securities	661	—	—	661

Total available-for-sale marketable securities	$928,691	$9,326	$(967)	$937,050

		Gross	Gross	Estimated
(Amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gain	Loss	Value

Mortgage-backed obligations	$216,255	$2,253	$(108)	$218,400
U.S. Treasury securities	150,175	1,410	(28)	151,557
U.S. government-sponsored agency securities	969,312	10,690	(131)	979,871
Corporate debt securities	13,448	19	(1,611)	11,856
Private cash fund shares	37,038	—	—	37,038
Marketable equity securities	20,212	101,711	—	121,923

Total available-for-sale marketable securities	$1,406,440	$116,083	$(1,878)	$1,520,645

Mortgage-backed obligations include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. Private cash fund shares are investments in enhanced cash commingled funds. Marketable equity securities at December 31, 2007 consisted of the Company’s investment in the common shares of Pharmion, which were subsequently eliminated with the acquisition of Pharmion in March 2008. Net unrealized gains in mortgage-backed obligations, U.S. Treasury securities and U.S. government-sponsored agency securities primarily reflect the impact of decreased interest rates at September 30, 2008 and December 31, 2007. Unrealized losses related to corporate debt securities at December 31, 2007 were primarily due to widening credit spreads.

Duration of debt securities classified as available-for-sale at September 30, 2008 was as follows:

	Amortized	Fair
(Amounts in thousands)	Cost	Value

Duration of one year or less	$363,348	$365,813
Duration of one through three years	467,899	472,681
Duration of three through five years	76,962	77,463
Duration of five years or more	19,821	20,432

Total	$928,030	$936,389

8. Inventory
A summary of inventories by major category at September 30, 2008 and December 31, 2007 follows:

	September 30,	December 31,
(Amounts in thousands)	2008	2007

Raw materials	$16,028	$8,899
Work in process	25,371	21,214
Finished goods	48,945	18,963

Total	$90,344	$49,076

Inventory at September 30, 2008 increased $41.3 million compared to December 31, 2007 primarily as a result of the Pharmion acquisition in addition to an increase in the inventory levels of all other products.

9. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

(Amounts in thousands)	September 30,	December 31,
Investment in Affiliated Companies	2008	2007

Investment in affiliated companies (1)	$14,410	$2,191
Excess of investment over share of equity (2)	3,835	12,231

Investment in affiliated companies	$18,245	$14,422

	Three-Month Periods Ended		Nine-Month Periods Ended
(Amounts in thousands)	September 30,		September 30,
Equity in Losses of Affiliated Companies	2008	2007	2008	2007
Affiliated companies losses (1)	$2,338	$1,031	$8,761	$3,112
Amortization of intangibles	—	75	—	226

Equity in losses of affiliated companies	$2,338	$1,106	$8,761	$3,338

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill at September 30, 2008 and December 31, 2007.
The investment in affiliated companies includes additional equity investments totaling $12.2 million for the nine-month period ended September 30, 2008. The three- and nine-month periods ended September 30, 2008 included other-than-temporary impairment losses of $1.6 million and $6.0 million, respectively. These impairment losses were based on an evaluation of several factors, including a decrease in fair value of the equity investment below its cost.
10. Convertible Debt
In June 2003, the Company issued an aggregate principal amount of $400.0 million of unsecured convertible notes due June 2008, referred to herein as the convertible notes. The convertible notes had a five-year term and a coupon rate of 1.75% payable semi-annually on June 1 and December 1. Each $1,000 principal amount of convertible notes was convertible into 82.5592 shares of common stock as adjusted, or a conversion price of $12.1125 per share, which represented a 50% premium to the closing price on May 28, 2003 of the Company’s common stock of $8.075 per share, after adjusting prices for the two-for-one stock splits effected on February 17, 2006 and October 22, 2004. As of their maturity date, June 1, 2008, pursuant to the terms of the indenture, as amended, governing the convertible notes, substantially all of the convertible notes were converted into an aggregate 33,022,740 shares of common stock at the conversion price, with the balance paid in cash.

11. Intangible Assets and Goodwill
Intangible Assets: A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
(Amounts in thousands)	Carrying	Accumulated	Assets,	Average
September 30, 2008	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$534,593	$(76,205)	$458,388	6.5
License	4,250	(845)	3,405	13.8
Technology	292	(53)	239	12.6
Acquired workforce	321	(118)	203	5.0

Total	$539,456	$(77,221)	$462,235	6.5

	Gross		Intangible	Weighted
(Amounts in thousands)	Carrying	Accumulated	Assets,	Average
December 31, 2007	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$109,982	$(21,470)	$88,512	12.9
License	4,250	(614)	3,636	13.8
Technology	297	(36)	261	12.6
Acquired workforce	318	(69)	249	5.0

Total	$114,847	$(22,189)	$92,658	12.9

The gross carrying value of intangibles increased by $424.6 million from December 31, 2007 to September 30, 2008, primarily due to the fair value assigned to pharmaceutical product rights obtained as part of the Pharmion acquisition in March 2008. An immaterial amount of decrease in gross carrying value of intangibles was due to changes in foreign exchange rates.
Amortization of intangible assets was $32.9 million and $2.4 million for the three-month periods ended September 30, 2008 and 2007, respectively. Amortization for the nine-month periods ended September 30, 2008 and 2007 was $78.1 million and $7.1 million, respectively. The increase in amortization expense was due to amortization of the intangible assets resulting from the Pharmion acquisition. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $101.8 million for the year ending December 31, 2008, approximately $84.8 million for the year ending December 31, 2009 and approximately $64.4 million for each of the years ending December 31, 2010 through 2012.

Goodwill: At September 30, 2008, the Company’s goodwill related to the March 7, 2008 acquisition of Pharmion and the October 21, 2004 acquisition of Penn T Limited. The final allocation of the Pharmion purchase price may result in an adjustment to the recorded amount of goodwill and is expected to be completed during the fourth quarter ending December 31, 2008. The change in carrying value of goodwill is summarized as follows:

(Amounts in thousands)
Balance, December 31, 2007	$39,033
Acquisition of Pharmion	500,341
Tax benefit on the exercise of Pharmion converted stock options	(11,528)
Translation	(4,229)

Balance, September 30, 2008	$523,617

12. Share-Based Compensation
On June 18, 2008, the Company’s stockholders approved an amendment and restatement of the 1998 Incentive Plan, or the Plan, which included the following key modifications: adoption of an aggregate share reserve of 52,372,191 shares of Common Stock (which number reflects 11,844,865 shares of Common Stock expiring under the Plan and 10,155,135 new shares of Common Stock, plus 30,372,191 shares underlying outstanding awards previously granted under the Plan as of March 19, 2008); extension of the term of the Plan through April 16, 2018; addition of the authority to grant other stock-based awards, including restricted stock units, under the Plan; and renaming the Plan as the 2008 Stock Incentive Plan.
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(Amounts in thousands)	2008	2007	2008	2007

Cost of good sold	$668	$582	$1,829	$1,378
Research and development	10,964	5,220	32,264	11,165
Selling, general and administrative	16,596	9,274	41,557	24,281
Other expense, net	—	—	—	4,806

Total share-based compensation expense	$28,228	$15,076	$75,650	$41,630

Share-based compensation cost included in inventory was $0.7 million at September 30, 2008 and $0.4 million at December 31, 2007.
As of September 30, 2008, there was $255.7 million of unrecognized compensation expense related to the Company’s various stock-based plans. These costs will be recognized over an expected remaining weighted-average period of 2.5 years.
The weighted-average grant date fair value of the stock options issued during the three-month periods ended September 30, 2008 and 2007 was $27.89 per share and $23.55 per share, respectively. The weighted-average grant date fair value of the stock options issued during the nine-month periods ended September 30, 2008 and 2007 was $25.71 per share and $23.09 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the nine-month period ended September 30, 2008, as compared to those disclosed for the year ended December 31, 2007 in Note 13 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K.

Stock option transactions for the nine-month period ended September 30, 2008 under all plans are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Option	Term (Years)	(In Thousands)

Outstanding at December 31, 2007	32,717,434	$28.03	6.1	$702,341
Changes during the period:
Granted	7,007,758
Issued — Pharmion acquisition	1,206,031
Exercised	(7,904,283)
Forfeited	(468,074)
Expired	(47,239)

Outstanding at September 30, 2008	32,511,627	$38.09	6.5	$856,677

Vested at September 30, 2008 or expected to vest in the future	31,995,063	$37.70	6.4	$854,330

Vested at September 30, 2008	18,595,201	$23.84	4.7	$733,840
The total fair value of shares vested during the nine-month periods ended September 30, 2008 and 2007 was $21.3 million and $26.4 million, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2008 and 2007 was $390.3 million and $435.4 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
13. Income Taxes
The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of those deferred tax assets, by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment.
The Company’s tax returns have been audited by the Internal Revenue Service, or IRS, through the year ended December 31, 2003. Tax returns for the years ended December 31, 2004 and 2005 are currently under examination by the IRS. The Company is also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states, major European and Asian countries.
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

Unrecognized tax benefits, represented by liabilities on the balance sheet and subject to audit, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Changes to the amount of unrecognized tax benefits from January 1, 2008 relate primarily to current year operations. There are no unrecognized tax benefits as of September 30, 2008 for which it is reasonably possible that there will be a significant change in the next 12 months. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.
During the nine-month period ended September 30, 2008, the Company’s effective tax rate was negatively impacted by non-deductible in-process research and development charges incurred in connection with the acquisition of Pharmion.
During the nine-month period ended September 30, 2007, the Company recorded a deferred tax benefit of approximately $7.0 million, as a result of a research and experimentation tax credit study covering prior years. In addition, the Company generated research and experimentation tax credits of $18.1 million related to stock option compensation for which no deferred tax benefit was recorded at September 30, 2007. Under SFAS No. 123R, “Share-Based Payment,” or SFAS 123R, excess tax benefits related to stock option compensation are recognized in the period in which such benefits are realized through the reduction of income taxes payable. These tax benefits will be recorded as an increase in additional paid-in capital when realized. Also, during the nine-month period ended September 30, 2007, the Company recorded a deferred tax expense of approximately $4.0 million to adjust deferred tax assets and liabilities for the effect of changes in state and foreign tax rates.
14. Commitments and contingencies
The Company has entered into certain research and development collaboration arrangements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory, and /or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded on our Consolidated Balance Sheets.
Associated with the Pharmion acquisition, the Company assumed several agreements that contain future contractual obligations. A summary of these future commitments is provided below:
Inventory Purchase Commitments. Pharmion entered into product supply contracts under which the Company provides its suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments. These commitments totaled $13.9 million at September 30, 2008.

Research and Development. In December 2005, Pharmion entered into a co-development and licensing agreement for satraplatin with GPC Biotech. Pursuant to the agreement, as assumed, the Company was required to provide up to $22.2 million for future development costs. In July 2008, the Company notified the European Medicines Agency, or EMEA, of its decision to withdraw its application for Marketing Authorization of ORPLATNA®, or satraplatin, 10 mg and 50 mg capsules intended for use in combination with prednisone, or prednisolone, in the treatment of patients with metastatic hormone-refractory prostate cancer, or HRPC, who have failed prior chemotherapy. This withdrawal was based on the position taken by the EMEA’s Committee for Medicinal Products for Human Use that the data provided do not allow them to conclude a positive benefit-risk balance for ORPLATNA® for the treatment of patients with metastatic HRPC who have failed prior chemotherapy. In August 2008, the Company notified GPC Biotech of its decision to terminate all of the existing agreements between the parties, including the satraplatin co-development and license agreement. On September 30, 2008, the Company and GPC Biotech executed a termination agreement, with the Company paying GPC Biotech $1.4 million in full satisfaction of its obligations to pay any past or future satraplatin development costs. This contract termination was included in the restructuring reserve established as part of the Pharmion acquisition on March 7, 2008 as a portion of the accrued contract termination costs of $45.0 million.
Contingent Product Acquisition Payments. Pharmion had entered into contractual payment obligations, the amount and timing of which are contingent upon future events. Under a license and collaboration agreement with MethylGene Inc., or MethylGene, milestone payments for MGCD0103 of up to $141.0 million would be payable, based on the achievement of significant development, regulatory and sales goals. Furthermore, up to $100.0 million in additional payments may be due for each additional HDAC inhibitor, based on the achievement of significant development, regulatory and sales milestones. In September 2008, MethylGene exercised its right to convert to a royalty stream and milestone arrangement with the Company for MGCD0103 as provided under the license and collaboration agreement between the companies. As a result, MethylGene, following a 90-day transition period, would no longer be responsible for funding development costs required to obtain market approval for MGCD0103, and the Company would assume all of the program costs for the licensed territories, in addition to the possible milestone payments. The enrollment of new patients into clinical trials evaluating MGCD0103 has been currently suspended. In October 2008, the Company notified MethylGene of its decision to terminate the license and collaboration agreement between the parties, eliminating the potential for future royalty or milestone payments. Following a 90-day transition period, the Company will no longer be responsible for funding development costs required to obtain market approval for MGCD0103.
Under the terms of an agreement with Cabrellis Pharmaceuticals Corporation, the Company will pay $12.5 million for each approval of amrubicin by regulatory authorities in the United States and the European Union. Upon approval of amrubicin for a second indication in the United States or European Union, the Company will pay an additional payment of $10.0 million for each market. Under the terms of the license agreement for amrubicin, the Company is required to make milestone payments of $7.0 million and $1.0 million to Dainippon Sumitomo Pharma Co. Ltd. upon regulatory approval of amrubicin in the United States and the European Union, respectively, and up to $17.5 million upon achieving certain annual sales levels in the United States. In September 2008, amrubicin was granted Fast Track product designation by the U.S. Food and Drug Administration for the treatment of small cell lung cancer after first-line chemotherapy.

15. Subsequent Events
On October 3, 2008 the Company entered into an agreement relating to the June 7, 2001 5-azacytidine license agreement with Pharmacia & Upjohn, now part of Pfizer, Inc., pursuant to which the Company obtained rights for VIDAZA® as part of the acquisition of Pharmion. Pursuant to the agreement the Company obtained a perpetual, fully paid-up license to the 5-azacytidine technology in exchange for a payment of $425.0 million.
On October 24, 2008 VIDAZA® received a positive opinion from the EMEA’s Committee for Medicinal Products for Human Use, or CHMP, for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with intermediate-2and high-risk MDS according to the International Prognostic Scoring System, chronic myelomonocytic leukemia with 10-29 percent marrow blasts without myeloproliferative disorder and acute myeloid Leukemia with 20-30 percent blasts and multi-lineage dysplasia, according to World Health Organization classification.

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
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products are REVLIMID® (lenalidomide), THALOMID® / Thalidomide and VIDAZA® (azacitidine for injection). REVLIMID® was approved by the U.S. Food and Drug Administration, or FDA, the European Commission, or the EC, the Swiss Agency for Therapeutic Products, or Swissmedic, the Australian Therapeutic Goods Administration, or TGA, and in October 2008 by Health Canada for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In addition, REVLIMID® was approved by the FDA and the Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. We are now launching REVLIMID® in the European markets and preparing to launch in Canada and Australia. THALOMID® was approved by the FDA for treatment in combination with dexamethasone for patients with newly diagnosed multiple myeloma and is also approved for the treatment and suppression of cutaneous manifestations of erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. In April 2008, the TGA approved a supplemental filing granting Thalidomide Pharmion® marketing approval for use in combination with melphalan and prednisone for patients with untreated multiple myeloma or ineligible for high dose chemotherapy and also granted Thalidomide Pharmion® marketing approval in combination with dexamethasone for induction therapy prior to high dose chemotherapy with autologous stem cell rescue, for the treatment of patients with untreated multiple myeloma. In addition, in April 2008, Thalidomide Pharmion® was granted full marketing authorization by the EC for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma. VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® was licensed from Pharmacia & Upjohn, now part of Pfizer, Inc., and was approved by the FDA for the treatment of all subtypes of MDS. Additionally, VIDAZA® was granted orphan drug designation by the FDA for the treatment of acute myeloid leukemia. We sell ALKERAN® in the United States, which we obtain through a supply and distribution agreement with GlaxoSmithKline, or GSK. The agreement with GSK expires in March 2009 and the current expectation is that it will not be renewed. Subsequent to expiration of the agreement, GSK will be required to pay Celgene a royalty on sales of the product made by GSK for the first 24 months following expiration. We also sell FOCALIN®, which we sell exclusively to Novartis Pharma AG, or Novartis. Another source of revenue is derived from royalties which we primarily receive from Novartis on its sales of the entire family of RITALIN® drugs and FOCALIN XR®.
In the second quarter of 2008, we received FDA and the European Medicines Agency, or EMEA, clearance to open our new manufacturing facility in Switzerland. This state of the art facility provides us with operational and financial advantages for delivering REVLIMID® and potentially other oral therapies to patients worldwide.

On March 7, 2008, we acquired all of the outstanding common stock and stock options of Pharmion Corporation in a transaction accounted for under the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of Pharmion were recorded as of the acquisition date, at their respective fair values, and consolidated with our financial statements. Prior to the acquisition, Pharmion was a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients. We acquired Pharmion to enhance our portfolio of therapies for patients with life-threatening illnesses worldwide with the addition of Pharmion’s marketed products, and several products in development for the treatment of hematological and solid tumor cancers. Pharmion’s results of operations are included in our consolidated financial statements from the date of acquisition. The purchase price, including acquisition-related fees and all other costs, as determined on March 7, 2008 was $2.761 billion and includes the previously owned Pharmion shares at historical cost. This amount was based on the total number of Pharmion shares outstanding, including Pharmion shares owned by Celgene at that time and Pharmion stock options outstanding.
The impact of purchase accounting, based on a preliminary valuation, resulted in charges in the nine-month period ended September 30, 2008 including $1.74 billion for acquired in-process research and development (IPR&D), $76.2 million for amortization of acquired intangible assets which are being amortized over a weighted average period of 6.5 years, and $18.7 million of the $25.0 million related to the step-up to fair value of Pharmion’s product inventory. The $1.74 billion IPR&D charge related to various research and development projects which had not been completed and for which there was no alternative future use. The amount of the charge was determined by estimating the risk-adjusted future value of these projects discounted at rates between 9 percent and 11 percent.
We are dedicated to innovative research and development designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, such as intracellular signaling, immunomodulation and placental stem cell research. The drug and cell therapies we develop are designed to treat life-threatening diseases or chronic debilitating conditions where patients are poorly served by current therapies. Building on our growing knowledge of the biology underlying hematological and solid tumor cancers and immune-inflammatory diseases, we are investing in a range of innovative therapeutic programs that are investigating ways to treat and manage chronic diseases by targeting the disease source through multiple mechanisms of action. In March 2008, amrubicin, a third-generation fully synthetic anthracyclin obtained in the Pharmion acquisition, was granted orphan drug designation by the FDA for the treatment of small cell lung cancer. In September 2008, amrubicin was granted Fast Track product designation by the FDA for the treatment of small cell lung cancer after first-line chemotherapy. A drug designated as a Fast Track product is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to provide a therapy where none exists or provide a therapy which may offer a significant improvement in safety and/or effectiveness over existing therapy. Celgene Cellular Therapeutics has successfully filed an Investigational New Drug, or IND, application with the FDA for its human placenta derived cell product (PDA001). This filing will allow a multi-center Phase I clinical trial in patients with moderate-to-severe Crohn’s disease refractory to oral corticosteroids and immune suppressants to proceed.
Our future growth and operating results will depend on the successful integration of Pharmion, continued acceptance of our currently marketed products, regulatory approvals of both new products and expanded use of existing products, depth of our product pipeline and ability to commercialize these products, competition to our marketed products and challenges to our intellectual property. See also Risk Factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A on Form 10-Q for the quarter ended March 31, 2008.

The following tables summarize total revenues and earnings for the three- and nine-month periods ended September 30, 2008 and 2007:

	Three-Month Periods Ended
	September 30,			Percent
(Amounts in thousands, except earnings per share)	2008	2007	Increase	Change

Total revenue	$592,465	$349,908	$242,557	69.3%
Net income	$136,814	$38,833	$97,981	252.3%
Diluted earnings per share	$0.29	$0.09	$0.20	222.2%

	Nine-Month Periods Ended
	September 30,		Increase	Percent
	2008	2007	(Decrease)	Change

Total revenue	$1,626,527	$991,230	$635,297	64.1%
Net (loss) income	$(1,384,391)	$151,112	$(1,535,503)	N/A
Diluted (losses) earnings per share	$(3.17)	$0.36	$(3.53)	N/A
The increase in revenue for the comparative three- and nine-month periods above reflect the continued growth of REVLIMID® and inclusion of sales of former Pharmion products. The net loss in the nine-month period ended September 30, 2008 was primarily due to an in-process research and development charge and amortization of acquisition intangibles related to our acquisition of Pharmion in March 2008, which offset the favorable impact of increased revenues.
Results of Operations:
Three-Month Periods Ended September 30, 2008 and 2007
Total Revenue: Total revenue and related percentages for the three-month periods ended September 30, 2008 and 2007 were as follows:

	Three-Month Periods Ended
	September 30,		Increase	Percent
(Amounts in thousands)	2008	2007	(Decrease)	Change

Net product sales:
REVLIMID®	$342,620	$199,261	$143,359	71.9%
THALOMID® / Thalidomide	132,368	110,730	21,638	19.5%
VIDAZA®	63,531	—	63,531	N/A
ALKERAN®	21,802	18,858	2,944	15.6%
Other	6,696	2,320	4,376	188.6%

Total net product sales	$567,017	$331,169	$235,848	71.2%
Collaborative agreements and other revenue	2,402	4,616	(2,214)	-48.0%
Royalty revenue	23,046	14,123	8,923	63.2%

Total revenue	$592,465	$349,908	$242,557	69.3%

REVLIMID® net sales increased for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 primarily due to increased unit sales in the United States and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma accounted for most of the U.S. growth. International sales in the 2008 three-month period reflect the expansion of our international commercial activities in over 65 countries.
THALOMID® / Thalidomide net sales increased for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 primarily due to the inclusion of 2008 sales recorded by former Pharmion entities.
VIDAZA® was acquired as part of the purchase of Pharmion effective March 7, 2008.
ALKERAN® net sales were higher for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 primarily due to an increase in unit sales of the injectable form.
Net product sales for the three-month period ended September 30, 2008 increased $235.8 million, or 71.2%, compared to the three-month period ended September 30, 2007. The change was comprised of net volume increases of $204.1 million, or 61.7%, as well as price increases of $27.6 million, or 8.3%, and impact of foreign exchange of $4.1 million or 1.2%.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources declined by $2.2 million for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 due to the elimination of license fees and amortization of deferred revenues related to Pharmion.
Royalty Revenue: Royalty revenue totaled $23.0 million for the three-month period ended September 30, 2008, representing an increase of $8.9 million, compared to the three-month period ended September 30, 2007. The increase was primarily due to amounts received from Novartis on sales of the entire family of RITALIN® drugs and FOCALIN XR®. Royalty revenue for the three-month period ended September 30, 2007 was unfavorably impacted by a decline in Novartis’ sales volume which was impacted by a drawdown of its wholesalers’ inventories.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns and allowances; sales discounts; government rebates; and chargebacks and distributor service fees.
•	We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. REVLIMID® is distributed primarily through contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date. VIDAZA® and ALKERAN® are sold in the United States to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals and other institutional customers.
•	Sales discount accruals are based on payment terms extended to customers.

•	Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate amount formula established by the Center for Medicaid and Medicare Services. Certain foreign markets have government-sponsored programs that require rebates to be paid and accordingly the rebate accruals are determined primarily on estimated eligible sales.
•	Chargebacks and distributor service fees accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on contractual fees to be paid to the wholesale distributor for services provided. On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TRICARE to include prescription drugs dispensed by TRICARE retail network pharmacies. TRICARE rebate accruals reflect this program expansion and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.
See Critical Accounting Policies for further discussion of gross to net sales accruals.
Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2008 and 2007 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2008	Allowances	Discounts	Rebates	Service Fees	Total

Balance at June 30, 2008	$17,949	$3,195	$23,481	$20,571	$65,196
Allowances for sales during 2008	948	9,065	9,579	22,514	42,106
Credits/deductions issued for prior year sales	(2,439)	—	(44)	(22)	(2,505)
Credits/deductions issued for sales during 2008	(686)	(9,188)	(9,319)	(22,996)	(42,189)

Balance at September 30, 2008	$15,772	$3,072	$23,697	$20,067	$62,608

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2007	Allowances	Discounts	Rebates	Service Fees	Total

Balance at June 30, 2007	$14,944	$2,617	$9,167	$9,058	$35,786
Allowances for sales during 2007	4,015	7,640	6,626	19,083	37,364
Allowances for sales during prior periods	6,022	—	—	—	6,022
Credits/deductions issued for prior year sales	(4,010)	(23)	(29)	—	(4,062)
Credits/deductions issued for sales during 2007	(1,545)	(7,151)	(5,930)	(16,514)	(31,140)

Balance at September 30, 2007	$19,426	$3,083	$9,834	$11,627	$43,970

A comparison of allowances for sales within each of the four categories noted above for the three-month periods ended September 30, 2008 and 2007, respectively, follows:
Returns and allowances decreased by $9.1 million for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 primarily due to reduced THALOMID® inventory in the sales channel due to the 2007 THALOMID® inventory centralization and rationalization at several major pharmacy chains, which also resulted in additional returns during 2007. In addition, the 2007 period includes an increase in THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in multiple myeloma.
Discounts increased by $1.4 million for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 primarily due to increased sales of REVLIMID®, as well as the inclusion of former Pharmion products, which resulted in additional discounts taken.
Government rebates increased by $3.0 million in the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 primarily due to the increased international government rebates resulting from our global expansion, as well as the inclusion of former Pharmion products.
Chargebacks and distributor service fees increased by $3.4 million in the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 primarily due the new TRICARE rebate program, as well as the inclusion of former Pharmion products.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended September 30, 2008 and 2007 were as follows:

	Three-Month Period Ended
	September 30,			Percent
(Amounts in thousands)	2008	2007	Increase	Change

Cost of goods sold (excluding amortization expense)	$70,534	$34,066	$36,468	107.1%
Percent of net product sales	12.4%	10.3%

Research and development	$160,911	$130,841	$30,070	23.0%
Percent of total revenue	27.2%	37.4%

Selling, general and administrative	$168,607	$94,736	$73,871	78.0%
Percent of total revenue	28.5%	27.1%

Amortization of acquired intangible assets	$32,833	$2,290	$30,543	N/A
Cost of Goods Sold (excluding amortization expense): Cost of goods sold increased by $36.5 million for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007 primarily due to increased unit volume for REVLIMID®, increased material costs for ALKERAN® for injection and the inclusion of $35.3 million in cost of sales related to former Pharmion products, particularly VIDAZA® and Thalidomide Pharmion®, including $7.5 million of the $25.0 million of inventory step-up. As a percent of net product sales, cost of goods sold (excluding amortization expense) increased to 12.4% in the 2008 three-month period from 10.3% in the 2007 three-month period primarily due to the inclusion of higher costs for VIDAZA® and ALKERAN® and the $7.5 million of inventory step-up.

Research and Development: Research and development expenses increased by $30.1 million for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007, primarily due to the increase in spending related to clinical research and development in support of multiple programs, including REVLIMID®, other IMiDs® and other compounds across a broad range of diseases, the inclusion of expenses for former Pharmion entities which were partly related to amrubicin , increased spending for regulatory affairs primarily due to the expansion of REVLIMID® in international markets and the collaborative arrangement with Acceleron Pharma Inc., or Acceleron. The increase was partly offset by the 2007 inclusion of a combined $41.1 million in upfront payments for collaborative research and development arrangements for early stage compounds with Array BioPharma Inc., or Array, and PTC Therapeutics, or PTC.
The following table provides an additional breakdown of research and development expenses:

	Three-Month Periods Ended
	September 30,		Increase
(Amounts in thousands)	2008	2007	(Decrease)

Human pharmaceutical clinical programs	$83,347	$32,700	$50,647
Other pharmaceutical programs	60,959	83,868	(22,909)
Biopharmaceutical discovery and development	12,165	10,360	1,805
Placental stem cell and biomaterials	4,440	3,913	527

Total	$160,911	$130,841	$30,070

Other pharmaceutical programs for the three-month periods ended September 30, 2008 and 2007 include spending for toxicology, analytical research and development, drug discovery, quality and regulatory affairs. Spending for the three-month period ended September 30, 2007 includes a combined $41.1 million in upfront payments for collaborative research and development arrangements for early stage compounds with Array and PTC.
Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and other IMiDs® compounds; for VIDAZA®; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-α and which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; CC-4047, CC-11006 and CC-11050, which are currently either being evaluated in Phase I clinical trials or for which Phase II clinical trials are planned or ongoing; and our kinase and ligase inhibitor programs as well as the placental stem cell program. The Company and Acceleron have initiated Phase II studies of ACE-011 in multiple myeloma patients suffering from cancer-related bone loss.
Selling, General and Administrative: Selling, general and administrative expenses increased by $73.9 million for the three-month period ended September 30, 2008 compared to the three-month period ended September 30, 2007, primarily reflecting an increase in marketing expenses of $27.4 million, sales force costs of $14.3 million, administrative expenses of $20.5 million and donations to non-profit foundations of $7.9 million. The increase reflects the integration of the former Pharmion commercial organization, marketing and sales expenses related to ongoing product launch activities for REVLIMID® and Thalidomide in Europe, Canada and Australia. The increase also reflects the activities related to the relaunch of VIDAZA® in the United States after obtaining an expanded FDA approval to reflect new overall survival achieved in the AZA-001 survival study of patients with higher-risk MDS and launch in Europe. The increase in expense also reflects the continued expansion of our international commercial activities in over 65 countries.

Amortization of Acquired Intangible Assets: The $32.8 million in amortization of acquired intangible assets for the three-month period ended September 30, 2008 related to intangible assets resulting from the March 2008 acquisition of Pharmion. The $2.3 million amortization of acquisition intangibles for the three-month period ended September 30, 2007 related to the acquisition of Penn T Limited.
Interest and Investment Income, Net: Interest and investment income was $19.7 million for the three-month period ended September 30, 2008, representing a decrease of $8.6 million from the $28.3 million recorded for the three-month period ended September 30, 2007. The decrease was due to lower average cash, cash equivalents and marketable securities balances resulting from the cash payout related to the Pharmion acquisition coupled with reduced yields on invested balances. The three-month period ended September 30, 2007 included other-than-temporary impairment losses on marketable securities available for sale of $1.8 million.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $2.3 million and $1.1 million for the three-month periods ended September 30, 2008 and 2007, respectively. The $1.2 million increase in losses for the three-month period ended September 30, 2008 was primarily due to an impairment charge of $1.6 million. This impairment loss was based on an evaluation of several factors, including a decrease in fair value of the equity investment below our cost.
Interest Expense: Interest expense was $0.5 million and $2.6 million for the three-month periods ended September 30, 2008 and 2007, respectively. The $2.1 million decrease reflects the conversion of convertible debt into our common stock that was completed in June 2008.
Other Income (Expense), Net: Other income, net was income of $2.5 million and $0.7 million for the three-month periods ended September 30, 2008 and 2007, respectively. The $1.8 million increase in other income was due to foreign exchange gains partly offset by an other-than-temporary impairment loss on an equity investment.
Income Tax Provision: The income tax provision for the three-month period ended September 30, 2008 was $42.1 million with an effective tax rate of 23.5% which reflects the growth of our low tax Swiss manufacturing operations and our overall global mix of income. The income tax provision for the three-month period ended September 30, 2007 was $74.5 million with an effective tax rate of 65.7%. The income tax provision for the three-month period ended September 30, 2007 reflected the impact of certain expenses incurred in taxing jurisdictions outside the United States for which we did not receive a tax benefit, nondeductible expenses which included share-based compensation expense related to incentive stock options, and a tax expense of approximately $4.0 million to adjust deferred tax assets and liabilities for the effect of changes in tax rates.

Results of Operations:
Nine-Month Periods Ended September 30, 2008 and 2007
Total Revenue: Total revenue and related percentages for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine-Month Periods Ended
	September 30,		Increase	Percent
(Amounts in thousands)	2008	2007	(Decrease)	Change

Net product sales:
REVLIMID®	$955,226	$526,457	$428,769	81.4%
THALOMID® / Thalidomide	377,869	334,472	43,397	13.0%
VIDAZA®	137,027	—	137,027	N/A
ALKERAN®	57,329	53,560	3,769	7.0%
Other	14,105	5,421	8,684	160.2%

Total net product sales	$1,541,556	$919,910	$621,646	67.6%
Collaborative agreements and other revenue	9,960	14,520	(4,560)	-31.4%
Royalty revenue	75,011	56,800	18,211	32.1%

Total revenue	$1,626,527	$991,230	$635,297	64.1%

REVLIMID® net sales increased for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 primarily due to increased unit sales in the United States and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma accounted for most of the U.S. growth. International sales in the 2008 nine-month period reflect the full period impact of the June 2007 EC’s approval for the use of REVLIMID® for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy and continued expansion in international markets.
THALOMID® / Thalidomide net sales increased for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 primarily due to the inclusion of 2008 sales recorded by former Pharmion entities.
VIDAZA® was acquired as part of the purchase of Pharmion effective March 7, 2008.
ALKERAN® net sales were slightly higher for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 primarily due to an increase in unit sales of the injectable form.
Net product sales for the nine-month period ended September 30, 2008 increased $621.6 million, or 67.6%, compared to the nine-month period ended September 30, 2007. The change was comprised of net volume increases of $532.0 million, or 57.8%, as well as price increases of $73.9 million, or 8.1%, and impact of foreign exchange of $15.7 million, or 1.7%.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources decreased by $4.6 million for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007, due to the elimination of license fees and amortization of deferred revenues related to Pharmion.

Royalty Revenue: Royalty revenue totaled approximately $75.0 million for the nine-month period ended September 30, 2008, representing an increase of $18.2 million compared to the nine-month period ended September 30, 2007. The increase was primarily due to amounts received from Novartis on sales of FOCALIN XR®, partly due to a transition of patients from FOCALIN®, which the Company sells directly to Novartis.
Gross to Net Sales Accruals: Gross to net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2008	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2007	$16,734	$2,895	$9,202	$8,839	$37,670
Pharmion balance at March 7, 2008	926	283	1,266	2,037	4,512
Allowances for sales during 2008	15,542	26,176	39,120	74,243	155,081
Credits/deductions issued for prior year sales	(15,257)	(2,427)	(7,951)	(4,128)	(29,763)
Credits/deductions issued for sales during 2008	(2,173)	(23,855)	(17,940)	(60,924)	(104,892)

Balance at September 30, 2008	$15,772	$3,072	$23,697	$20,067	$62,608

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2007	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2006	$9,480	$2,296	$7,468	$10,633	$29,877
Allowances for sales during 2007	15,165	20,036	20,858	52,303	108,362
Allowances for sales during prior periods	13,522	—	—	—	13,522
Credits/deductions issued for prior year sales	(14,517)	(2,206)	(7,060)	(6,725)	(30,508)
Credits/deductions issued for sales during 2007	(4,224)	(17,043)	(11,432)	(44,584)	(77,283)

Balance at September 30, 2007	$19,426	$3,083	$9,834	$11,627	$43,970

A comparison of allowances for sales within each of the four categories noted above for the nine-month periods ended September 30, 2008 and 2007, respectively, follows:
Returns and allowances decreased by $13.1 million for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 primarily due to reduced THALOMID® inventory in the sales channel due to the 2007 THALOMID® inventory centralization and rationalization at several major pharmacy chains, which also resulted in additional returns during 2007. In addition, the 2007 period includes an increase in THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in multiple myeloma.
Discounts increased by $6.1 million for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 primarily due to increased sales of REVLIMID® as well as the inclusion of former Pharmion products, which resulted in additional discounts taken.
Government rebates increased by $18.3 million in the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 primarily due to the increased international government rebates resulting from our global expansion, as well as the inclusion of former Pharmion products.

Chargebacks and distributor service fees increased by $21.9 million in the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 primarily due to the new TRICARE rebate program, as well as the inclusion of former Pharmion products.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine-Month Period Ended
	September 30,			Percent
(Amounts in thousands)	2008	2007	Increase	Change

Cost of goods sold (excluding amortization expense)	$190,452	$84,840	$105,612	124.5%
Percent of net product sales	12.4%	9.2%

Research and development	$462,650	$301,341	$161,309	53.5%
Percent of total revenue	28.4%	30.4%

Selling, general and administrative	$485,345	$310,669	$174,676	56.2%
Percent of total revenue	29.8%	31.3%

Amortization of acquired intangible assets	$77,842	$6,755	$71,087	N/A

Acquired in-process research and development	$1,740,000	$—	$1,740,000	N/A
Cost of Goods Sold (excluding amortization expense): Cost of goods sold increased by $105.6 million for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007 primarily due to increased unit volume for REVLIMID®, increased material costs for ALKERAN® for injection and the inclusion of $70.0 million in cost of sales related to former Pharmion products, particularly VIDAZA® and Thalidomide Pharmion®, including $18.7 million of the $25.0 million of inventory step-up. As a percent of net product sales, cost of goods sold (excluding amortization expense) increased to 12.4% in the 2008 nine-month period from 9.2% in the 2007 nine-month period primarily due to the inclusion of higher costs for VIDAZA® and ALKERAN® and the $18.7 million of inventory step-up.
Research and Development: Research and development expenses increased by $161.3 million for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007, primarily due to $44.4 million in spending related to clinical research and development in support of multiple programs, including REVLIMID®, other IMiDs® and other compounds across a broad range of diseases, increased regulatory spending primarily due to the expansion of REVLIMID® in international markets, the inclusion of expenses for former Pharmion entities which were partly related to amrubicin and the MethylGene HDAC program and an increase of $45.0 million in upfront payments made to Acceleron in the 2008 nine-month period related to a research and development collaboration arrangement. The increase was partly offset by the 2007 inclusion of a combined $41.1 million in upfront payments for collaborative research and development arrangements for early stage compounds with Array and PTC.

The following table provides an additional breakdown of research and development expenses:

	Nine-Month Periods Ended
	September 30,
(Amounts in thousands)	2008	2007	Increase

Human pharmaceutical clinical programs	$204,922	$103,390	$101,532
Other pharmaceutical programs	210,349	155,737	54,612
Biopharmaceutical discovery and development	34,547	31,599	2,948
Placental stem cell and biomaterials	12,832	10,615	2,217

Total	$462,650	$301,341	$161,309

Other pharmaceutical programs for the nine-month period ended September 30, 2008 includes $45.0 million for the Acceleron collaborative research and development arrangement, in addition to spending for toxicology, analytical research and development, drug discovery, quality and regulatory affairs. Other pharmaceutical programs for the nine-month period ended September 30, 2007 includes a combined $41.1 million in upfront payments for collaborative research and development arrangements for early stage compounds with Array and PTC, in addition to spending for toxicology, analytical research and development, drug discovery, quality and regulatory affairs. The Company and Acceleron have initiated Phase II studies of ACE-011 in multiple myeloma patients suffering from cancer-related bone loss.
Selling, General and Administrative: Selling, general and administrative expenses increased by $174.7 million for the nine-month period ended September 30, 2008 compared to the nine-month period ended September 30, 2007, primarily reflecting an increase in marketing expenses of $68.6 million, sales force costs of $42.0 million, and general and administrative expenses of $50.3 million. The increase reflects the integration of the former Pharmion commercial organization, marketing and sales expenses related to ongoing product launch activities for REVLIMID® and Thalidomide in Europe, Canada and Australia. The increase also reflects the activities related to the relaunch of VIDAZA® in the United States after obtaining an expanded FDA approval to reflect new overall survival achieved in the AZA-001 survival study of patients with higher-risk MDS and launch in Europe. The increase in expenses also reflects the continued expansion of our international commercial activities in over 65 countries.
Amortization of Acquired Intangible Assets: The $77.8 million in amortization of acquired intangible assets for the nine-month period ended September 30, 2008 included $76.2 million related to intangible assets resulting from the March 2008 acquisition of Pharmion and $1.6 million resulting from the October 2004 acquisition of Penn T Limited. The $6.8 million amortization of acquisition intangibles for the nine-month period ended September 30, 2007 related to the acquisition of Penn T Limited.
Acquired In-Process Research and Development: IPR&D represents compounds under development by Pharmion at the date of acquisition that had not yet achieved regulatory approval for marketing in certain markets or had not yet been completed and have no alternative future use. The $1.74 billion estimated fair value of these intangibles was derived using the multi-period excess-earnings method, a form of the income approach. The IPR&D primarily related to development and approval initiatives for VIDAZA® IV in the EU market, the oral form of azacitidine in the U.S. and EU markets and Thalidomide Pharmion® in the EU market. The projected cash flows for valuation purposes were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products; and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.

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
Interest and Investment Income, Net: Interest and investment income was $69.3 million for the nine-month period ended September 30, 2008, representing a $10.1 million decrease from the $79.4 million recorded for the nine-month period ended September 30, 2007. The decrease was due to lower average cash, cash equivalents and marketable securities balances resulting from the cash payout related to the Pharmion acquisition coupled with reduced yields on invested balances. Interest and investment income, net included other-than-temporary impairment losses on marketable securities available for sale of $2.5 million and $3.0 million for the nine-month periods ended September 30, 2008 and 2007, respectively.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $8.8 million and $3.3 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The loss in the nine-month period ended September 30, 2008 included impairment charges of $6.0 million. The impairment losses were based on an evaluation of several factors, including a decrease in fair value of the equity investment below our cost.
Interest Expense: Interest expense was $4.0 million and $7.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The $3.9 million decrease was primarily due to the conversion of convertible debt into our common stock which was completed in June 2008.
Other Income (Expense), Net: Other income (expense), net was income of $5.0 million for the nine-month period ended September 30, 2008 and expense of $3.3 million for the nine-month period ended September 30, 2007. The $8.3 million increase in other income was primarily due to foreign exchange gains in addition to a $1.3 million government grant partly offset by an other-than-temporary impairment loss on an equity investment. The nine-month period ended September 30, 2007 also included expenses related to a termination benefit resulting from the modification of certain outstanding stock options of a terminated employee which was partly offset by $1.2 million in foreign exchange gains.
Income Tax Provision: The income tax provision for the nine-month period ended September 30, 2008 was $116.1 million with an effective tax rate of negative 9.2%. The effective tax rate was negatively impacted by non-deductible in-process research and development charges incurred in connection with the acquisition of Pharmion. The effective tax rate, excluding the impact of the IPR&D charges, was 24.6% which reflects the growth of our low tax Swiss manufacturing operations and our overall global mix of income. The income tax provision for the nine-month period ended September 30, 2007 was $201.4 million with an effective tax rate of 57.1%, and reflected the impact of certain expenses incurred in taxing jurisdictions outside the United States for which we did not receive a tax benefit and nondeductible expenses which included share-based compensation expense related to incentive stock options. The income tax provision for the nine months ended September 30, 2007 also reflected a tax benefit of approximately $7.0 million related to a research and experimentation tax credit study covering prior years and a tax expense of approximately $4.0 million to adjust deferred tax assets and liabilities for the effect of changes in tax rates.

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2008 and 2007 were as follows:

	Nine-Month Periods Ended
	September 30,		Increase
(Amounts in thousands)	2008	2007	(Decrease)

Net cash provided by operating activities	$476,344	$310,933	$165,411
Net cash used in investing activities	$(299,504)	$(962,890)	$663,386
Net cash provided by financing activities	$166,391	$248,647	$(82,256)
Operating Activities: Net cash provided by operating activities for the nine-month period ended September 30, 2008 increased by $165.4 million to $476.3 million as compared to the nine-month period ended September 30, 2007. The increase in net cash provided by operating activities was primarily attributable to:
•	an expansion of our operations; partially offset by
•	the timing of receipts and payments in the ordinary course of business.
Investing Activities: Net cash used in investing activities for the nine-month period ended September 30, 2008 decreased by $663.4 million to $299.4 million as compared to the nine-month period ended September 30, 2007. The decrease in net cash used in by investing activities was primarily attributable to:
•	net proceeds from sales of marketable securities available for sale as opposed to net purchases in the prior year period; partially offset by
•	the cash paid to acquire Pharmion.
Financing Activities: Net cash provided by financing activities for the nine-month period ended September 30, 2008 decreased by $82.3 million to $166.4 million as compared to the nine-month period ended September 30, 2007. The decrease in net cash provided by financing activities was primarily attributable to:
•	a decrease in the proceeds from the exercise of common stock options and warrants; and
•	a decrease in the tax benefit from share-based compensation arrangements.
Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Cash, cash equivalents, marketable securities available for sale and working capital as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
(Amounts in thousands)	2008	2007	(Decrease)

Cash, cash equivalents and marketable securities available for sale	$2,454,170	$2,738,918	$(284,748)
Working capital (1)	$2,516,761	$2,835,205	$(318,444)

(1)	Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.
Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, mortgage-backed obligations, U.S. Treasury securities and U.S. government-sponsored agency debt. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The decrease in cash, cash equivalents and marketable securities available for sale from December 31, 2007 to September 30, 2008 was primarily due to the net payment of $746.8 million relating to the Pharmion acquisition, which was partly offset by increased cash generated from operations.

Accounts Receivable, Net: Accounts receivable, net increased by $108.2 million to $275.4 million as of September 30, 2008 compared to December 31, 2007 partly due to the inclusion of former Pharmion net receivables and increased sales of REVLIMID®. Days of sales outstanding at September 30, 2008 amounted to 46 days including former Pharmion net receivables and 43 days excluding former Pharmion net receivables compared to 41 days at December 31, 2007. Excluding former Pharmion net receivables, the increase was primarily due to increased international sales for which the collection period is longer than for U.S. sales.
Inventory: Inventory as of September 30, 2008 of $90.4 million increased by $41.3 million compared to December 31, 2007 primarily as a result of the addition of VIDAZA® and Thalidomide Pharmion® inventory from the Pharmion acquisition in addition to an increase in the inventory levels of all other products.
Other Current Assets: Other current assets increased $35.8 million to $144.5 million as of September 30, 2008 compared to December 31, 2007 primarily due to the foreign currency forward hedging contracts entered into during the current quarter, the inclusion of $4.9 million in former Pharmion assets and an increase in other receivables.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities increased $208.4 million to $432.1 million as of September 30, 2008 compared to December 31, 2007. The increase was primarily due to restructuring reserves of $43.6 million, the inclusion of $96.4 million in former Pharmion liabilities, an increase in foreign currency forward hedging contracts, an increase in clinical related spending and increased sales rebate accruals.
Income Taxes Payable (Current and Non-Current): Income taxes payable increased $56.3 million as of September 30, 2008 compared to December 31, 2007 primarily from provisions for income taxes of $154.3 million partially offset by tax payments of $28.1 million and a tax benefit on stock option exercises of $72.7 million.
We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products and capital investments. However, we anticipate that existing cash, cash equivalents and marketable securities available for sale, combined with cash received from expected net product sales and royalty agreements, will provide sufficient capital resources to fund our operations for the foreseeable future.
Financial Condition
We invest our excess cash primarily in money market funds, mortgage-backed obligations, U.S. Treasury securities and U.S. government-sponsored agency securities.
U.S. government-sponsored agency securities include issues from the Federal Home Loan Bank, the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. All three of these agencies are regulated by the recently established Federal Housing Finance Agency, or the FHFA. On September 7, 2008, the U.S. government, through the FHFA and the U.S. Treasury, announced that it was placing both Fannie Mae and Freddie Mac into conservatorship, with the FHFA assuming their day-to-day operations. On that same day, the U.S. Treasury established a new secured lending credit facility available to Fannie Mae and Freddie Mac, which is intended to serve as an ultimate liquidity backstop. This action, in essence, implemented the temporary liquidity backstop authority granted to the U.S. Treasury by Congress in July 2008, and will be available until December 2009. These measures were taken with the goal of preserving the value of the debt and mortgage-backed securities issued by these U.S. government-sponsored agencies as well as to ensure that these agencies have future access to capital. Celgene has not recorded any impairments against its holdings in these securities.

As of September 30, 2008, our financial assets and liabilities were recorded at fair value. In accordance with SFAS No. 157, “Fair Value Measurement,” or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active. Our Level 2 assets consist of mortgage-backed obligations, U.S. Treasury securities, U.S. government-sponsored agency securities, corporate debt securities and forward currency contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. Our Level 3 assets consist of a private cash fund.
A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities were initially valued at the transaction price and subsequently valued based on inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active.
The asset with fair values based on Level 3 inputs was the private cash fund, which represents approximately 1.6 % of total fair value for available-for-sale securities at September 30, 2008.
Contractual Obligations
The following table sets forth our contractual obligations as of September 30, 2008:

	Payment Due By Period
	Less than			More than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Operating leases	$19,595	$36,276	$11,545	$3,232	$70,648
ALKERAN® supply agreements	13,442	—	—	—	13,442
Manufacturing facility note payable	3,660	7,320	7,142	10,713	28,835
Other contract commitments	32,734	2,051	—	—	34,785

Total	$69,431	$45,647	$18,687	$13,945	$147,710

Other contract commitments include $13.9 million in contractual obligations related to product supply contracts that were assumed by us with the Pharmion acquisition. Further details about these agreements and other commitments and contingencies assumed with the Pharmion acquisition are included in Note 14 to the accompanying consolidated financial statements.
Income Taxes Payable: We have provided a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $257.1 million at September 30, 2008. The timing of the settlement of these amounts was not reasonably estimable at September 30, 2008. We do not expect a settlement within the next 12 months.

Collaboration Arrangements: We have entered into certain research and development collaboration arrangements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory, and /or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded on our contractual obligations table.
Critical Accounting Estimates and Significant Accounting Policies
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
In addition to the critical accounting policies referenced above, the following are also applicable:
Valuation of acquired intangible assets and acquired in-process research and development: We have acquired intangible assets primarily through business combinations. When identifiable intangible assets, including in-process research and development, are acquired we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, and the models require the use of significant estimates and assumptions including but not limited to:
•	projecting regulatory approvals,
•	estimating future cash flows from product sales resulting from completed products and in-process projects and
•	developing appropriate discount rates and probability rates by project.
Derivatives and Hedging Activities: SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended, requires that all derivative instruments be recognized on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged item. We assess, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. We use derivative instruments, including those not designated as part of a hedging transaction, to manage our exposure to movements in foreign exchange rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce our risk or cost. We do not use derivative instruments for speculative trading purposes and are not a party to leveraged derivatives.

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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At September 30, 2008, our market risk sensitive instruments consisted of marketable securities available for sale, our note payable and certain foreign currency forward contracts.
Marketable Securities Available for Sale: At September 30, 2008, our marketable securities available for sale consisted of mortgage-backed obligations, U.S. Treasury securities, U.S. government-sponsored agency securities, corporate debt securities and private cash fund shares. Mortgage-backed obligations include fixed rate asset-backed securities issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency, including issues from the Federal Home Loan Bank, Fannie Mae, and Freddie Mac. All three of these agencies are regulated by the recently established FHFA. On September 7, 2008, the U.S. government, through the FHFA and the U.S. Treasury, announced that it was placing both Fannie Mae and Freddie Mac into conservatorship, with the FHFA assuming their day-to-day operations. On that same day, the U.S. Treasury established a new secured lending credit facility available to Fannie Mae and Freddie Mac, which is intended to serve as an ultimate liquidity backstop. This action, in essence, implemented the temporary liquidity backstop authority granted to the U.S. Treasury by Congress in July 2008, and will be available until December 2009. These measures were taken with the goal of preserving the value of the debt and mortgage-backed securities issued by these U.S. government-sponsored agencies as well as to ensure that these agencies have future access to capital. Celgene has not recorded any impairments against its holdings in these securities. Marketable securities available for sale are carried at fair value, held for an unspecified period of time and intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.
As of September 30, 2008, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More Than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$363,351	$465,340	$74,980	$20,000	$923,671
Fair value	$365,813	$472,681	$77,463	$20,432	$936,389
Average interest rate	3.3%	3.7%	3.1%	5.2%	3.5%

Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried) located in Zofingen, Switzerland. At September 30, 2008, the fair value of our note payable to Siegfried approximated the carrying value of the note of $24.2 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted intercompany transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We enter into foreign currency forward contracts to protect against possible changes in values of certain anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with U.S. dollar denominated expenses incurred by subsidiaries in Europe. These foreign currency forward contracts are designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net. The foreign currency forward hedging contracts outstanding at September 30, 2008 had an aggregate notional amount of approximately $75.7 million and had settlement dates within twelve months. The fair value of these contracts was $8.4 million and was included in other current assets at September 30, 2008, including gains, net of tax, of $6.8 million included in other comprehensive income (loss).
We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies. At September 30, 2008, we had foreign currency forward contracts outstanding denominated in various currencies, including Euros, Swiss Francs, British Pounds, Japanese Yen and U.S. Dollars, with an aggregate notional amount of approximately $366.9 million and expiring within twelve months. The foreign currency forward contracts are economic hedges of certain assets and liabilities that are remeasured through earnings each period along with the underlying hedged item. At September 30, 2008, the fair value of these foreign currency forward contracts was $11.7 million and was included in accrued expenses.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the September 30, 2008 exchange rates were to change by a hypothetical 10% change in the underlying currencies, the fair value of the foreign currency forward contracts would change by approximately $28.7 million. Approximately $18.9 million of this hypothetical change relates to foreign currency forward contracts settled during the first week of October, which had an actual change in fair value from September 30, 2008 that was not significant. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or hedge assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income (loss) and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or remeasured through earnings each period along with the underlying hedged item.

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
(b) Changes in Internal Control over Financial Reporting. On March 7, 2008, we acquired Pharmion Corporation. Until the accounting processes for former Pharmion entities are fully integrated, we will continue to rely on previously established accounting processes and internal controls of Pharmion. In all other instances, there have not been any other changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial report
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2007, or our 2007 Annual Report on Form 10-K. There have not been any material changes as it pertains to such legal proceedings nor have we engaged in any additional material legal proceedings.
Item 1A. Risk Factors
The risk factors included in our 2007 Annual Report on Form 10-K have not materially changed, except for the risks associated with our Pharmion acquisition consummated on March 7, 2008, as described in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Termination of VIDAZA® License Agreement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
DATE: October 29, 2008	By:	/s/ David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE: October 29, 2008	By:	/s/ Andre Van Hoek
Andre Van Hoek
Controller and Chief Accounting Officer

Exhibit Index

Exhibit
Number	Description

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

99.1	Termination of VIDAZA® License Agreement.