Form 10-K
period 2008-12-31
CELGENE CORP /DE/
filed 2009-02-17
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-16132
CELGENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	22-2711928

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

86 Morris Avenue Summit, New Jersey	07901

(Address of principal executive offices)	(Zip Code)
(908) 673-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	NASDAQ Global Select Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).
Yes ☐     No ☑
The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second quarter was $29,035,709,107 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date.
There were 459,463,167 shares of Common Stock outstanding as of February 5, 2009.
Documents Incorporated by Reference
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:
Part III, Item 10, Directors, Executive Officers and Corporate Governance;
Part III, Item 11, Executive Compensation;
Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters;
Part III, Item 13, Certain Relationships and Related Transactions, and Director Independence;
Part III, Item 14, Principal Accountant Fees and Services.

CELGENE CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I
ITEM 1. BUSINESS
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. We are dedicated to innovative research and development designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmunity and placental cell, including stem and progenitor cell, research. The drug and cell therapies we develop are designed to treat life-threatening diseases or chronic debilitating conditions where patients are poorly served by current therapies. Building on our growing knowledge of the biology underlying hematological and solid tumor cancers as well as in immune-inflammatory diseases, we are investing in a range of innovative therapeutic programs that are investigating ways to treat and manage chronic diseases by targeting the disease source through multiple mechanisms of action.
Our commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide PharmionTM subsequent to the acquisition of Pharmion Corporation, or Pharmion, on March 7, 2008), VIDAZA®, ALKERAN® and FOCALIN®. ALKERAN® is licensed from GlaxoSmithKline, or GSK, and sold under our label. The agreement with GSK expires in March 2009 and will not be renewed. FOCALIN® is sold exclusively to Novartis Pharma AG, or Novartis. We also derive revenues from a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, and sales of bio-therapeutic products and services through our Cellular Therapeutics subsidiary.
In 1986, we were spun off from Celanese Corporation and, in July 1987, we completed an initial public offering. Our operations involved research and development of chemical and biotreatment processes for the chemical and pharmaceutical industries. We subsequently completed the following strategic acquisitions to strengthen our research and manufacturing capabilities in addition to enhancing our commercialized products:
•	In August 2000, we acquired Signal Pharmaceuticals, Inc., currently Signal Pharmaceuticals, LLC, d/b/a Celgene Research San Diego, a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease.
•	In December 2002, we acquired Anthrogenesis Corp., which was a privately held New Jersey-based biotherapeutics company and cord blood banking business, developing technologies for the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. Anthrogenesis d/b/a Celgene Cellular Therapeutics, or CCT, now operates as our wholly owned subsidiary engaged in the research, recovery culture-expansion, preservation, development and distribution of placental cells, including stem and progenitor cells, as therapeutic agents.
•	In October 2004, we acquired Penn T Limited, a UK-based global supplier of THALOMID®. This acquisition expanded our corporate capabilities and enabled us to control manufacturing for THALOMID® worldwide.
•	In December 2006, we acquired an active pharmaceutical ingredient, or API, manufacturing facility from Siegfried Ltd. and Siegfried Dienste AG (together “Siegfried”) located in Zofingen, Switzerland. The manufacturing facility has the capability to produce multiple drug substances and is being used to produce REVLIMID® and THALOMID® API to supply global markets. The facility may also be used to produce drug substance for our future drugs and drug candidates.

•	In March 2008, we acquired Pharmion, a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients. Pharmion was acquired to enhance our portfolio of therapies for patients with life-threatening illnesses worldwide with the addition of Pharmion’s marketed products, and several products in development for the treatment of hematological and solid tumor cancers. By combining this new product portfolio with our existing operational and financial capabilities, we enlarged our global market share through increased product offerings and expanded clinical, regulatory and commercial capabilities.
•	As part of our acquisition of Pharmion, we assumed Pharmion’s June 7, 2001 5-azacytidine license agreement with Pharmacia & Upjohn, now part of Pfizer, Inc., or Pfizer, in which Pharmion had obtained rights for VIDAZA®. Pursuant to our October 3, 2008 agreement with Pfizer, we prepaid our royalty obligation under the June 7, 2001 5-azacytidine license in full.
For the year ended December 31, 2008, we reported revenue of $2.255 billion, net loss of $1.534 billion and diluted loss per share of $3.46. Revenue increased by $849.0 million in 2008 compared to 2007 primarily due to the expanded use of REVLIMID® and the acquisition of former Pharmion products, including VIDAZA® and THALOMID® outside of the United States. The net loss and loss per share amounts were primarily due to in-process research and development, or IPR&D, charges and amortization of acquired intangible assets related to the Pharmion acquisition, in addition to the expensing of the October 3, 2008 royalty obligation payment to Pfizer that related to the unapproved forms of VIDAZA®.
Our future growth and operating results will depend on continued acceptance of our currently marketed products, regulatory approvals of both new products and the expanded use of existing products, depth of our product pipeline and ability to commercialize these products, competition to our marketed products and challenges to our intellectual property. See also Risk Factors contained in Part I, Item 1A of this Annual Report on Form 10-K.
COMMERCIAL STAGE PRODUCTS
REVLIMID® (lenalidomide): REVLIMID® is an oral immunomodulatory drug approved by the U.S. Food and Drug Administration, or FDA, the European Commission, or EC, the Swissmedic, the Australian Therapeutic Products Directorate, or TGA, and in October 2008 by Health Canada for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In addition, REVLIMID® was approved by the FDA and the Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. We continue to launch REVLIMID® in the European markets and are preparing to launch in Canada, Australia and Latin America. In February 2008, REVLIMID® was granted orphan drug status by Japan’s Ministry of Health, Labour and Welfare, or MHLW, for treatment of both MDS associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities and in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy.
REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe use of REVLIMID® and is being distributed in additional countries where approval has been obtained as pricing, reimbursement and details of controlled distribution in each market are determined.

REVLIMID® continues to be evaluated in numerous clinical trials worldwide either alone or in combination with one or more other therapies in the treatment of a broad range of hematological malignancies, including multiple myeloma, MDS, non-Hodgkin’s lymphoma, or NHL, chronic lymphocytic leukemia, or CLL, other cancers and other diseases.
THALOMID®: THALOMID® was approved by the FDA in May 2006 for use in combination with dexamethasone for the treatment of patients with newly diagnosed multiple myeloma and in July 1998 for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence. In April 2008, the TGA approved a supplemental filing granting THALOMID® marketing approval for use in combination with melphalan and prednisone for patients with untreated multiple myeloma or ineligible for high dose chemotherapy, and also granted THALOMID® marketing approval in combination with dexamethasone for induction therapy prior to high dose chemotherapy with autologous stem cell rescue, for the treatment of patients with untreated multiple myeloma. In addition, in April 2008, THALOMID® was granted full marketing authorization by the EC for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma.
THALOMID® is distributed in the United States under our “System for Thalidomide Education and Prescribing Safety,” or S.T.E.P.S.®, program which we developed and is a proprietary comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Among other things, S.T.E.P.S.® requires prescribers, patients and dispensing pharmacies to participate in a registry and a prescription cannot be filled unless the physicians, patients and pharmacies have been registered, trained and meet all qualification criteria.
VIDAZA® (azacitidine for injection): VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® was licensed from Pharmacia & Upjohn, now part of Pfizer, and was approved by the FDA for the treatment of all subtypes of MDS. Additionally, VIDAZA® was granted orphan drug designation by the FDA for the treatment of acute myeloid leukemia, or AML. In December 2008, VIDAZA® was granted full marketing authorization by the EC for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the International Prognostic Scoring System, or IPSS, or chronic myelomonocytic leukaemia, or CMML, with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to World Health Organization, or WHO, classification.
ALKERAN® (melphalan): ALKERAN® is licensed from GSK and sold under the Celgene label. ALKERAN® was approved by the FDA for the palliative treatment of multiple myeloma and of carcinoma of the ovary. Under terms of the licensing agreement, we purchase ALKERAN® tablets and ALKERAN® for injection from GSK and distribute the products in the United States. The agreement with GSK expires in March 2009 and will not be renewed.
RITALIN® Family of Drugs: In April 2000, we licensed to Novartis the worldwide rights (excluding Canada) to FOCALIN® and FOCALIN XR®, which are approved for the treatment of attention deficit hyperactivity disorder, or ADHD. We retained the rights to these products for the treatment of oncology-related disorders. We sell FOCALIN® exclusively to Novartis and receive royalties on all of Novartis’ sales of FOCALIN XR® and RITALIN® family of ADHD-related products.
FOCALIN® is formulated with the active d-isomer of methylphenidate and contains only the more active isomer responsible for the effective management of the symptoms of ADHD.

PRECLINICAL AND CLINICAL —STAGE PIPELINE
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
If the FDA allows a request to initiate clinical investigations of a new drug or product candidate to become effective, Phase I human clinical trials can begin. These tests usually involve between 20 to 80 healthy volunteers or patients. The tests study a drug’s safety profile, and may include preliminary determination of a drug or product candidate’s safe dosage range. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and therefore potentially the duration of its action.
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
IMiDs® COMPOUNDS: IMiDs® compounds, which include THALOMID® and REVLIMID®, are proprietary novel small molecule, orally available compounds that modulate the immune system and other biologically important targets through multiple mechanisms of action. The IMiDs® compound CC-4047 (pomalidomide) is being evaluated in Phase I and Phase II clinical trials for various disease indications. CC-4047 is one of the most potent IMiDs® compounds that we are developing. Our initial Investigational New Drug, or IND, application was to evaluate CC-4047 in a U.S. proof-of-principle study in sickle cell anemia. We are also evaluating CC-4047 for treatment of other diseases including myelofibrosis and multiple myeloma. Additional compounds are in preclinical development. Our IMiDs® compounds are covered by an extensive and comprehensive intellectual property estate of U.S. and foreign-issued patents and pending patent applications including composition-of-matter, use and other patents and patent applications.
ORAL ANTI-INFLAMMATORY AGENTS: Our oral PDE-4 inhibitor, CC-10004 (apremilast), is a member of a proprietary pipeline of novel small molecules with anti-inflammatory activities that impede the production of multiple proinflammatory mediators by inhibiting PDE-4, also causing reductions in TNF-a as well as interleukin-2 (IL-2), IL-17 and IL-23, interferon-gamma, leukotrienes and nitric oxide synthase. Apremilast is our lead investigational drug in this class of anti-inflammatory compounds. Based on results from proof-of-mechanism studies, we are accelerating clinical and regulatory strategies for apremilast in psoriasis and psoriatic arthritis, as well as embarking on exploratory clinical trials in additional rheumatic, dermatologic and inflammatory diseases to determine the potential of apremilast. We are also investigating our next oral PDE-4 inhibitor, CC-11050, which has completed Phase I trials, towards evaluating its safety and efficacy in a number of inflammatory conditions and we are moving forward with its development.

KINASE INHIBITORS: We have generated valuable intellectual property in the identification of kinases that regulate pathways critical in inflammation and oncology. Our kinase inhibitor platform includes inhibitors of the c-Jun N-terminal kinase, or JNK, including CC-401, which has successfully completed a Phase I trial in healthy volunteers and in AML patients to determine safety and tolerability. No further studies with CC-401 are planned at this time as we intend to advance our new second generation JNK inhibitors, specifically CC-930 currently in Phase I evaluation. We are also planning to investigate CC-930 in fibrotic conditions assuming safety and tolerability continue to be acceptable.
SMALL CELL LUNG CANCER: In March 2008, amrubicin, a third-generation fully synthetic anthracycline obtained in the Pharmion acquisition currently in Phase III clinical trials, was granted orphan drug designation by the FDA for the treatment of small cell lung cancer. In September 2008, amrubicin was granted fast track product designation by the FDA for the treatment of small cell lung cancer after first-line chemotherapy. A drug designated as a fast track product is intended for the treatment of a serious or life-threatening condition and demonstrates the potential to provide a therapy where none exists or provide a therapy which may offer a significant improvement in safety and/or effectiveness over existing therapy.
STEM CELLS: At CCT, we are researching stem cells derived from the human placenta as well as from the umbilical cord. CCT is our state-of-the-art research and development division dedicated to fulfilling the promise of cellular technologies by developing cutting-edge products and therapies to significantly benefit patients. Our goal is to develop proprietary cell therapy products for the treatment of unmet medical needs.
Stem cell based therapies offer the potential to provide disease-modifying outcomes for serious diseases which lack adequate therapy. We have developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, auto-immune diseases, including Crohn’s disease and multiple sclerosis, neurological disorders including stroke and amyotrophic lateral sclerosis, or ALS, graft-versus-host disease, or GVHD, and other immunological / anti-inflammatory, rheumatologic and bone disorders. In October 2008, CCT successfully filed an IND application with the FDA for its human placenta derived cell product (PDA001). This filing allows a multi-center Phase I clinical trial in patients with moderate-to-severe Crohn’s disease refractory to oral corticosteroids and immune suppressants to proceed.
We also maintain an IND with the FDA for a trial with human umbilical cord blood in sickle cell anemia and an IND for Human Placental-Derived Stem Cells, or HPDSC, to support a study to assess the safety of its transplantation with umbilical cord blood obtained from fully or partially matched related donors in subjects with certain malignant hematological diseases and non-malignant disorders. Additional preclinical research to define further the potential of placental-derived stem cells and to characterize other placental-derived products is continuing.
ACTIVIN INHIBITORS: Based on our collaboration with Acceleron Pharma, or Acceleron, we are investigating a new biologic compound, ACE-011, with a novel mechanism of action. ACE-011 is an inhibitor of activin, a member of the Growth and Differentiation Factor, or GDF, family of proteins responsible for the growth and repair of a number of systems in the body. ACE-011 acts as a decoy receptor for activin, blocking activin’s effects upon growth and repair of various tissues including bone and red blood cells, as well as breast, ovary and other reproductive tissues.

CELGENE LEADING PRODUCT CANDIDATES
The development of our leading new drug candidates and their targeted disease indications are outlined in the following table:

Disease
Product	Indication	Status

IMiDs® Compounds:
CC-4047 (pomalidomide)	Myelofibrosis	Phase II trial ongoing
	Hemoglobinopathies	Phase I trial initiated
	Multiple myeloma	Phase II trial ongoing
CC-10015	Inflammatory diseases	Pre-clinical studies ongoing

Oral Anti-Inflammatory:
CC-10004 (apremilast)	Psoriasis	Phase II trial ongoing
	Psoriatic arthritis	Phase II trials ongoing
	Inflammatory diseases	Phase II trials ongoing and planned
CC-11050	Inflammatory diseases	Phase II trials planned

Kinase Inhibitors:
JNK CC-930	Fibrotic diseases	Phase I trial initiated

Small Cell Lung Cancer:
Amrubicin	Small cell lung cancer	Phase III study ongoing

Stem Cells:
HPDSC / Human umbilical cord blood	Transplants, hematological disorders	Phase I trials ongoing

PDA001	Autoimmune/cancer	Pre-clinical studies ongoing
	Crohn’s disease	Phase I study initiated
	Multiple sclerosis	Pre-clinical studies ongoing
	Stroke	Pre-clinical studies ongoing
	ALS	Pre-clinical studies ongoing
	GVHD	Pre-clinical studies ongoing

Activin Biology:
ACE-011	Multiple myeloma/Bone loss	Phase II initiated
PATENTS AND PROPRIETARY TECHNOLOGY
Patents and other proprietary rights are important to our business. It is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.
We own or have exclusively licensed over 175 issued U.S. patents and over 325 additional U.S. patent applications are pending. We have a policy to seek worldwide patent protection for our inventions and have foreign patent rights corresponding to most of our U.S. patents. Further, although THALOMID® is approved for use associated with ENL and we have patented claims to the formulation, distribution and other indications for THALOMID®, we do not have patent claims directed to the ENL indication.

In August 2001, we entered into an agreement, termed the “New Thalidomide Agreement,” with EntreMed, Inc., or EntreMed, Children’s Medical Center Corporation, or CMCC, and Bioventure Investments kft relating to patents and patent applications owned by CMCC, which agreement superceded several agreements already in place between CMCC, EntreMed and us. Pursuant to the New Thalidomide Agreement, CMCC directly granted to us an exclusive worldwide license under the relevant patents and patent applications relating to thalidomide. Several U.S. patents have been issued to CMCC in this patent family and certain of these patents expire in 2013 and 2014. Corresponding foreign patent applications and additional U.S. patent applications are still pending.
In addition to the New Thalidomide Agreement, we entered into an agreement, entitled the “New Analog Agreement,” with CMCC and EntreMed in December 2002, pursuant to which we have been granted an exclusive worldwide license to certain CMCC patents and patent applications relating to thalidomide analogs. The New Analog Agreement was executed in connection with the settlement of certain pending litigation by and among us, EntreMed and the U.S. Patent and Trademark Office, or PTO, relating to the allowance of certain CMCC patent applications covering thalidomide analogs. These patent applications had been licensed exclusively to EntreMed in the field of thalidomide analogs. In conjunction with the settlement of these suits, we acquired equity securities in EntreMed, and EntreMed terminated its license agreements with CMCC relating to thalidomide analogs. In turn, under the New Analog Agreement, CMCC exclusively licensed to us these patents and patent applications, which relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and stereoisomers thereof. Under the New Analog Agreement, we are obligated to comply with certain milestones and other obligations, including those relating to REVLIMID® approval and sales.
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
Our research led us to seek patent protection for molecular targets and drug discovery technologies, as well as therapeutic and diagnostic products and processes. More specifically, proprietary technology has been developed for use in molecular target discovery, the identification of regulatory pathways in cells, assay design and the discovery and development of pharmaceutical product candidates. An increasing percentage of our recent patent applications have been related to potential product candidates or compounds. As of December 2008, included in those inventions described above, we owned, in whole or in part, over 50 issued U.S. patents and have filed over 60 U.S. pending patent applications, including pending provisional applications, some of which are licensed exclusively or sub-licensed to third parties in connection with sponsored or collaborative research relationships.
CCT, our cellular therapeutics subsidiary, seeks patent protection for the collection, processing, composition, formulation and uses of mammalian placental and umbilical cord tissue and placental and umbilical cord stem cells, as well as cells and biomaterials derived from the placenta. As of December 2008, CCT owned, in whole or in part, six U.S. patents, including claims to novel cells and cellular compositions. In addition, we have approximately 50 U.S. patent applications, including pending provisional applications, and hold licenses to U.S. patents and U.S. patent applications.
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

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed or infringed by others. Finally, we are also aware of third-party U.S. patents that relate to the use of certain stem cell technologies and cannot guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, opposition proceedings before a foreign patent office or any interference proceedings before the PTO.
With respect to patents and patent applications we have licensed-in, there can be no assurance that additional patents will be issued to any of the third parties from whom we have licensed patent rights, either with respect to thalidomide or thalidomide analogs, or that, if any new patents are issued, such patents will not be opposed, challenged, invalidated, infringed or dominated or provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be either infringed, invalidated or circumvented by others, or that the relevant agreements will not be terminated. Any termination of the licenses granted to us by CMCC could have a material adverse effect on our business, financial condition and results of operations.
Because 1) patent applications filed in the United States on or before November 28, 2000 are maintained in secrecy until patents issue, 2) patent applications filed in the United States on or after November 29, 2000 are not published until approximately 18 months after their earliest claimed priority date and 3) publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the issued patents or pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of our inventions, we, or our licensors, may have to participate in interference proceedings before the PTO to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.
We are aware of U.S. patents that have been issued to third parties claiming subject matter relating to the NFkB pathway, including U.S. patents which could overlap with technology claimed in some of our owned or licensed NFkB patents or patent applications, and a U.S. patent that has been asserted against certain pharmaceutical companies. With respect to those patents that overlap with our applications, we believe that one or more interference proceedings may be initiated by the PTO to determine priority of invention for this subject matter. While we cannot predict the outcome of any such proceedings, in the event we do not prevail, we believe that we can use alternative methods for our NFkB drug discovery program for which we have issued U.S. patents that are not claimed by the subject matter of the third-party patents. We are also aware of third-party U.S patents that relate to the use of certain TNF-a inhibitors to treat inflammation or conditions such as asthma.
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
GOVERNMENTAL REGULATION
Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Most, if not all, of our therapeutic products require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal and in some cases state statutes and regulations also govern or impact upon the manufacturing, testing for safety and effectiveness, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations, requires the expenditure of substantial resources. Regulatory approval, if and when obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing review and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by us, our suppliers of manufactured drug product, collaborators or licensees to obtain or maintain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit sharing payments.
The activities required before a product may be marketed in the United States begin with preclinical testing not involving human subjects. Preclinical tests include laboratory evaluation of a product candidate’s chemistry and its biological activities and the conduct of animal studies to assess the potential safety and efficacy of a product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an IND which must be reviewed by the FDA primarily for safety considerations before proposed clinical trials in humans can begin.

Typically, clinical trials involve a three-phase process as previously described. In some cases, further studies (Phase IV) are required as a condition for new drug application, or NDA, or biologics license application, or BLA, approval, to provide additional information concerning the drug or product. The FDA requires monitoring of all aspects of clinical trials, and reports of all adverse events must be made to the agency before drug approval. After approval, we have ongoing reporting obligations concerning adverse reactions associated with the drug, including expedited reports for serious and unexpected adverse events. Additionally, we may have limited control over studies conducted with our proprietary compounds or biologics if such studies are performed by others (e.g., cooperative groups).
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
Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a “rare disease or condition” as an “orphan drug.” The term “orphan drug” can refer to either a drug or biologic. A rare disease or condition is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the United States for such drug or product containing the active ingredient for the same indication unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of other labeled indications. The period of orphan exclusivity is concurrent with any patent exclusivity that relates to the drug or biologic. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drug’s development. Possible amendment of the Orphan Drug Act by the U.S. Congress and possible reinterpretation by the FDA has been discussed by regulators and legislators. FDA regulations reflecting certain definitions, limitations and procedures for orphan drugs initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. Moreover, even if we have an orphan drug designation for a particular use of a drug, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the same indication. If that were to happen, our applications for that indication could not be approved until the competing company’s seven-year period of exclusivity expired. Even if we are the first to obtain approval for the orphan drug indication, there are certain circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity. First, particularly in the case of large molecule drugs or biologics, a question can be raised whether the competing product is really the “same drug” as that which was approved. In addition, even in cases in which two products appear to be the same drug, the agency may approve the second product based on a showing of clinical superiority compared to the first product. In order to increase the development and marketing of drugs for rare disorders, regulatory bodies outside the United States have enacted regulations similar to the Orphan Drug Act. REVLIMID® has been granted orphan medicinal product designation by the EC for treatment of CLL following the favorable opinion of the European Medicines Agency’s Committee for Orphan Medicinal Products.

Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer’s quality control and manufacturing procedures continually conform with the FDA’s current Good Manufacturing Practice, or cGMP, regulations (which are regulations established by the FDA governing the manufacture, processing, packing, storage and testing of drugs and biologics intended for human use). In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility.
Under the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, products covered by approved NDAs or supplemental NDAs may be protected by periods of patent and/or non-patent exclusivity. During the exclusivity periods, the FDA is generally prevented from granting effective approval of an abbreviated NDA, or ANDA. Further, NDAs submitted under 505(b)(2) of the Food, Drug and Cosmetic Act may not reference data contained in the NDA for a product protected by an effective and unexpired exclusivity. ANDAs and 505(b)(2) applications are generally less burdensome than full NDAs in that, in lieu of new clinical data, the applications rely in whole, or in part, upon the safety and efficacy findings of the referenced approved drug in conjunction with bridging data, typically bioequivalence data. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities. While the Food, Drug and Cosmetic Act provides for ANDA and 505(b)(2) abbreviated approval pathways for drugs submitted as NDAs and approved under section 505 of the Act, there are no similar provisions for biologics submitted as BLAs and approved under the Public Health Service, or PHS, Act. That is, there is currently no abbreviated application that would permit approval of a generic or “follow-on” biologic based on the FDA’s earlier approval of another manufacturer’s application under section 351 of the PHS Act.
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
COMPETITION
The pharmaceutical and biotechnology industries in which we compete are each highly competitive. Our competitors include major pharmaceutical and biotechnology companies, some of which have considerably greater financial, scientific, technical and marketing resources than us. We also experience competition in the development of our products and processes from universities and other research institutions and, in some instances, compete with others in acquiring technology from such sources.
Competition in the pharmaceutical industry, and specifically in the oncology and immune-inflammatory areas being addressed by us, is particularly intense. Numerous pharmaceutical, biotechnology and generic companies have extensive anti-cancer and anti-inflammatory drug discovery, development and commercial resources. Amgen Inc., AstraZeneca PLC., Biogen Idec Inc., Bristol-Myers Squibb Co., Eisai Co., Ltd., Eli Lilly and Company, F. Hoffmann-LaRoche Ltd, Genentech, Inc., Johnson and Johnson, Merck and Co., Inc., Novartis AG, Pfizer Inc., Sanofi-Aventis SA. and Takeda Pharmaceutical Co. Ltd. are among some of the companies researching and developing new compounds in the oncology, inflammation and immunology fields.

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
PFIZER: In March 2008, we acquired Pharmion. As part of our acquisition of Pharmion, we assumed Pharmion’s June 7, 2001 5-azacytidine license agreement with Pharmacia & Upjohn, now part of Pfizer, in which Pharmion had obtained rights for VIDAZA®. This agreement specified future royalty payments due to Pfizer based upon the sales revenue of various forms of VIDAZA®. On October 3, 2008 we entered into an agreement with Pfizer to prepay our royalty obligation under the June 7, 2001 5-azacytidine license in full for $425.0 million.
ACCELERON PHARMA: In February 2008, we announced a worldwide strategic collaboration with Acceleron for the joint development and commercialization of ACE-011, a first-in-class, novel bone-forming compound. The collaboration combines both companies’ resources and commitment to developing products for the treatment of cancer and cancer-related bone loss. We also signed an option agreement for certain discovery stage programs. Under the terms of the agreement, we and Acceleron will jointly develop, manufacture and commercialize Acceleron’s products for bone loss. We made an upfront payment to Acceleron of $50.0 million, which included a $5.0 million equity investment in Acceleron. In addition, in the event of an initial public offering of Acceleron, we will purchase a minimum of $7.0 million of Acceleron common stock.
Acceleron will retain responsibility for initial activities, including research and development, through the end of Phase IIa clinical trials, as well as manufacturing the clinical supplies for these studies. In turn, we will conduct the Phase IIb and Phase III clinical studies and will oversee the manufacture of Phase III and commercial supplies. Acceleron will pay a share of the development expenses and is eligible to receive development, regulatory and commercial milestones of up to $510.0 million for the ACE-011 program and up to an additional $437.0 million for each of the three discovery stage programs. The companies will co-promote the products in North America. Acceleron will receive tiered royalties on worldwide net sales.

ARRAY BIOPHARMA INC.: In September 2007, we entered into a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, we made an upfront payment of $40.0 million to Array in return for an option to receive exclusive worldwide rights for certain mutually selected discovery target drugs developed under the collaboration, except for Array’s limited U.S. co-promotional rights. Array will be responsible for all discovery and clinical development through Phase I or Phase IIa and be entitled to receive, for each drug, potential milestone payments of approximately $200.0 million, if certain discovery, development and regulatory milestones are achieved and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales.
GLAXOSMITHKLINE: In March 2003, we entered into a supply and distribution agreement with GSK to distribute, promote and sell ALKERAN® (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, we purchase ALKERAN® tablets and ALKERAN® for injection from GSK and distribute the products in the United States under the Celgene label. The agreement requires us to purchase certain minimum quantities each year under a take-or-pay arrangement. The agreement with GSK expires in March 2009 and will not be renewed. All minimum purchase requirements have been satisfied.
NOVARTIS: In April 2000, we entered into a development and license agreement with Novartis in which we granted to Novartis an exclusive worldwide license (excluding Canada) to further develop and market FOCALIN® and FOCALIN XR®, the extended release drug formulation (d-methylphenidate, or d-MPH). We have retained the exclusive commercial rights to FOCALIN IR® and FOCALIN XR® for oncology-related disorders. We also granted Novartis rights to all of our related intellectual property and patents, including new formulations of the currently marketed RITALIN®. Under the agreement, we have received upfront and regulatory achievement milestone payments totaling $55.0 million through December 31, 2008 and are entitled to additional payments upon attainment of certain other milestone events. We also sell FOCALIN® to Novartis and receive royalties on all of Novartis’ sales of FOCALIN XR® and RITALIN® family of ADHD-related products.
MANUFACTURING
We own and operate an FDA approved API manufacturing facility in Zofingen, Switzerland. The API facility is used to produce REVLIMID® and THALOMID® API. We have contracted with third-party manufacturing service providers in order to provide backup manufacturing capabilities. These manufacturing service providers manufacture API in accordance with our specifications and are required to meet the FDA’s and foreign regulatory authorities’ cGMP regulations and guidelines. Our backup API manufacturing service provider is Aptuit Inc. UK (previously Evotec) with respect to REVLIMID® and THALOMID®.
We own and operate an FDA approved drug product manufacturing facility in Boudry (near Neuchatel), Switzerland to perform formulation, encapsulation, packaging, warehousing and distribution. We maintain backup FDA approved drug product manufacturing service providers for the manufacture of REVLIMID® and THALOMID®. These drug product manufacturing service providers include Penn Pharmaceutical Ltd, Institute of Drug Technology Australia Ltd and OSG Norwich Pharmaceuticals. Our packaging service providers include Sharp Corporation for worldwide packaging, Norwich Pharmaceuticals and Cimex AG for U.S. packaging and non-U.S. packaging, respectively.
The API for VIDAZA® is supplied by Ash Stevens, Inc. We have a contract manufacturing agreement with Baxter GmBH and Ben Venue Laboratories, Inc. for product formulation, filling of vials and packaging.

The API for FOCALIN® and FOCALIN XR® is currently obtained from two suppliers, Johnson Matthey Inc. and Siegfried USA Inc., and we rely on a single manufacturer, Mikart, Inc., for the tableting and packaging of FOCALIN® finished product.
CCT currently operates an FDA compliant facility for the recovery and storage of cord blood and placental stem cells for LifeBankUSA®. In addition, in our Warren, NJ facility we are producing PDA001, a culture expanded placenta derived stem cell under cGMP to supply clinical studies. This is a multi-purpose facility also capable of supporting future products.
INTERNATIONAL OPERATIONS
Our international headquarters and a drug product manufacturing facility to perform formulation, encapsulation, packaging, warehousing and distribution are located in Boudry, Switzerland. We also maintain an API manufacturing facility located in Zofingen, Switzerland which has the capability to produce multiple drug substances, expanding our global commercial manufacturing capabilities. We continue to expand our international regulatory, clinical and commercial infrastructure and currently conduct our international operations in over 65 countries and regions including Eastern Europe, Japan, Australia, Canada, Russia, Southeast Asia and Latin America . We maintain office facilities in most of these markets on a leased basis. The number of full-time employees has grown from 436 at the end of 2007 to 789 at the end of 2008.
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
EMPLOYEES
As of December 31, 2008, we had 2,441 full-time employees, 1,331 of whom were engaged primarily in research and development activities, 655 who were engaged in sales and commercialization activities and the remainder of which were engaged in executive and general and administrative activities. The number of international full-time employees included above has grown to 789 as of December 31, 2008. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions around the world.

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
These and other forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those implied by such forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements.
We have tried, wherever possible, to identify these forward-looking statements by using words such as “forecast,” “project,” “anticipate,” “plan,” “strategy,” “intend,” “potential,” “outlook,” “target,” “seek,” “continue,” “believe,” “could,” “estimate,” “expect,” “may,” “probable,” “should,” “will” or other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, our strategy for growth, product development, regulatory approval and market position. You also can identify them by the fact that they do not relate strictly to historical or current facts.
Reference is made, in particular, to forward-looking statements regarding the results of current or pending clinical trials, our products’ ability to demonstrate efficacy or an acceptable safety profile, actions by the FDA, the financial conditions of suppliers including their solvency and ability to supply product, and other factors detailed in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We note these factors as permitted by the Private Securities Litigation Reform Act of 1995.
Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, or SEC, we disclaim and do not undertake any obligations to update or revise publicly any forward-looking statements in this report, whether as a result of new information, future events, changes in assumptions, or otherwise. You are advised, however, to consult any further disclosure we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with or furnished to the SEC.

ITEM 1A. RISK FACTORS
The statements in this section describe the major risks to our business and should be considered carefully. Any of the factors described below could significantly and negatively affect our business, prospects, financial condition, operating results or credit ratings, which could cause the trading price of our common stock to decline. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also negatively affect our business and operations.
We may experience significant fluctuations in our quarterly operating results.
We have historically experienced, and may continue to experience, significant fluctuations in our quarterly operating results. These fluctuations are due to a number of factors, many of which are outside our control, and may result in volatility of our stock price. Future operating results will depend on many factors, including:
•	demand for our products;
•	pricing decisions, and those of our competitors, including decisions to increase or decrease prices;
•	regulatory approvals for our products;
•	timing and levels of spending for research and development, sales and marketing;
•	timing and levels of reimbursement from third-party payors for our products;
•	timing and market acceptance of new product introductions by us and/or competitors;
•	development or expansion of business infrastructure in new clinical and geographic markets;
•	acquisition of new products and companies;
•	tax rates in the jurisdictions in which we operate;
•	timing and recognition of certain research and development milestones and license fees;
•	ability to control our costs;
•	fluctuations in foreign currency exchange rates; and
•	economic and market instability.
During the next several years, we will be very dependent on the continued commercial success of our primary products REVLIMID®, THALOMID® and VIDAZA®.
During the next several years, the growth of our business will be largely dependent on the commercial success of REVLIMID® and our other products. REVLIMID® was approved by the FDA, the EC, the Swissmedic, the TGA, and in October 2008 by Health Canada for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In addition, REVLIMID® was approved by the FDA and the Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. We cannot predict whether REVLIMID® will continue to gain the acceptance of regulators, physicians, patients and other key opinion leaders as a relatively safe and effective drug that has certain advantages as compared to existing or future therapies. We are also seeking to introduce REVLIMID® in additional international markets as well as obtaining approvals for additional indications both in the United States and internationally. A delay in gaining the requisite regulatory approvals could negatively impact our growth plans and the value of our common stock.

THALOMID® was approved by the FDA for treatment in combination with dexamethasone for patients with newly diagnosed multiple myeloma and is also approved for the treatment and suppression of cutaneous manifestations of ENL, an inflammatory complication of leprosy. In April 2008, the TGA approved a supplemental filing granting THALOMID® marketing approval for use in combination with melphalan and prednisone for patients with untreated multiple myeloma or ineligible for high dose chemotherapy and also granted THALOMID® marketing approval in combination with dexamethasone for induction therapy prior to high dose chemotherapy with autologous stem cell rescue, for the treatment of patients with untreated multiple myeloma. In addition, in April 2008, THALOMID® was granted full marketing authorization by the EC for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma. If unexpected adverse experiences are reported in connection with the use of THALOMID® by patients, physician and patient comfort with the product could be undermined, the commercial success of THALOMID® could be affected and the acceptance of our other products, including REVLIMID®, may be adversely impacted.
VIDAZA® has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® was licensed from Pharmacia & Upjohn, now part of Pfizer, and was approved by the FDA for the treatment of all subtypes of MDS. Additionally, VIDAZA® was granted orphan drug designation by the FDA for the treatment of AML. In December 2008, VIDAZA® was granted full marketing authorization by the EC for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the IPSS or CMML with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to WHO classification.
Our revenues and profits would be negatively impacted if adverse experiences were reported in connection with any of these three products or generic versions were to be approved and launched. See “We may not be able to protect our intellectual property and our products may be subject to generic competition” for further discussion related to possible generic competition for THALOMID®.
Sales of our products are dependent on third-party reimbursement.
Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. These health care management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of health care costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. If these organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

If we are unsuccessful in developing and commercializing our products, our business, financial condition, results of operations and liquidity could be materially adversely affected which could have a negative impact on the value of our securities.
Many of our drug candidates are in the early or mid-stages of research and development and will require the commitment of substantial financial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. Moreover, our commercially available products may require additional studies with respect to approved indications as well as new indications pending approval. If it becomes too expensive to sustain our present commitment of resources on a long-term basis, we will be unable to continue certain necessary research and development activities. Furthermore, we cannot be certain that our clinical testing will render satisfactory results, or that we will receive required regulatory approvals for our new products or new indications. If any of our products, even if developed and approved, cannot be successfully commercialized, our business, financial condition, results of operations and liquidity could be materially adversely affected which could have a negative impact on the value of our common stock.
If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.
It is necessary that REVLIMID®, THALOMID®, VIDAZA®, FOCALIN® and FOCALIN XR®, and the RITALIN® family of drugs achieve and maintain market acceptance. A number of factors may adversely impact the degree of market acceptance of our products, including the products’ efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payors, such as government and private insurance plans. In particular, thalidomide, when used by pregnant women, has resulted in serious birth defects, and the negative history associated with thalidomide and birth defects may decrease the market acceptance of THALOMID®. In addition, the stem cell products that we are developing through our Celgene Cellular Therapeutics subsidiary may represent substantial departures from established treatment methods and will compete with a number of traditional products and therapies which are now, or may be in the future, manufactured and marketed by major pharmaceutical and biopharmaceutical companies. Furthermore, public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community. If our products are not accepted by the market, demand for our products will deteriorate or not materialize at all.
The pharmaceutical industry is subject to extensive government regulation which presents numerous risks to us.
The discovery, preclinical development, clinical trials, manufacturing, restricted distribution systems (such as our S.T.E.P.S.® and RevAssist® programs), marketing and labeling of pharmaceuticals and biologics are all subject to extensive regulation, including, without limitation, the U.S. Federal Food, Drug, and Cosmetic Act, the U.S. Public Health Service Act, the U.S. Foreign Corrupt Practices Act and other federal and state statutes, including anti-kickback, antitrust and false claims laws, as well as similar laws in foreign jurisdictions.
If we or our contractors and collaborators are delayed in receiving, or are unable to obtain at all, necessary governmental approvals, we will be unable to effectively market our products.
The testing, marketing and manufacturing of our products require regulatory approval, including approval from the FDA and, in some cases, from the Environmental Protection Agency, or EPA, or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA, including the EC, the Swissmedic, the TGA and Health Canada. Certain of our pharmaceutical products, such as FOCALIN®, fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency, or DEA, of the U.S. Department of Justice in order to handle and distribute these products.

The regulatory approval process presents several risks to us:
•	In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval;
•	Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with, or upon the failure of the product to meet, a regulatory agency’s requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first or receives approval of other labeled indications;
•	Requirements for approval may become more stringent due to changes in regulatory agency policy, or the adoption of new regulations or legislation;
•	The scope of any regulatory approval, when obtained, may significantly limit the indicated uses for which a product may be marketed and reimbursed and may impose significant limitations in the nature of warnings, precautions and contra-indications that could materially affect the sales and profitability of the drug;
•	Pricing and reimbursement controls and policies may become more stringent both inside and outside the United States which could affect the sales and profitability of our drugs;
•	Approved products, as well as their manufacturers, are subject to continuing and ongoing review, and discovery of previously unknown problems with these products or the failure to adhere to manufacturing or quality control requirements may result in restrictions on their manufacture, sale or use or in their withdrawal from the market;
•	Regulatory authorities and agencies of the United States or foreign governments may promulgate additional regulations restricting the sale of our existing and proposed products;
•	Guidelines and recommendations published by various non-governmental organizations can reduce the use of our products;
•	Once a product receives marketing approval, we may not market that product for broader or different applications, and the FDA may not grant us approval with respect to separate product applications that represent extensions of our basic technology. In addition, the FDA may withdraw or modify existing approvals in a significant manner or promulgate additional regulations restricting the sale of our present or proposed products. The FDA may also request that we perform additional clinical trials or change the labeling of our existing or proposed products if we or others identify side effects after our products are on the market;
•	Products, such as REVLIMID®, that are subject to accelerated approval can be subject to an expedited withdrawal if the post-marketing study commitments are not completed with due diligence, the post-marketing restrictions are not adhered to or are shown to be inadequate to assure the safe use of the drug, or evidence demonstrates that the drug is not shown to be safe and effective under its conditions of use. Additionally, promotional materials for such products are subject to enhanced surveillance, including pre-approval review of all promotional materials used within 120 days following marketing approval and a requirement for the submissions 30 days prior to initial dissemination of all promotional materials disseminated after 120 days following marketing approval; and

•	Our labeling and promotional activities relating to our products as well as our post marketing activities are regulated by the FDA, the Federal Trade Commission, The United States Department of Justice, the DEA, state regulatory agencies and foreign regulatory agencies and are subject to associated risks. In addition, individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with regulations regarding the promotion and sale of our products, such as prohibiting promotion of off-label uses and the promotion of products for which marketing clearance has not been obtained, such agencies could bring an enforcement action against us that could inhibit our marketing capabilities as well as result in significant penalties.
We recently sent a letter to doctors warning that a study of the drug Innohep to treat dangerous blood clots suggests that the drug may increase the risk of death in elderly patients. The FDA has posted the letter on its website, which recommends that doctors consider alternatives to Innohep in patients with deep vein thrombosis, life-threatening blood clots in major veins such as in the legs. As a result, the FDA has requested that we revise the package insert to reference the suggested study results relating to Innohep. Innohep was being marketed by Pharmion at the time we acquired the company on March 7, 2008. Since our acquisition of Pharmion, all Innohep sales are included in other product sales since we consider Innohep to be non-core.
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
The FDA’s Center for Biologics Evaluation and Research currently regulates under 21 CFR Parts 1270 and 1271 human tissue or cells intended for transplantation, implantation, infusion or transfer to a human recipient. Part 1271 requires tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease and to register the establishment with FDA. It also provides for inspection by the FDA of tissue establishments.
Currently, we are required to be, and are, licensed to operate in New York, New Jersey, Maryland and California, four of the states in which we currently collect placentas and umbilical cord blood for our allogeneic and private stem cell banking businesses. If other states adopt similar licensing requirements, we would need to obtain such licenses to continue operating. If we are delayed in receiving, or are unable to obtain at all, necessary licenses, we will be unable to provide services in those states and this would impact negatively on our revenues.
We may not be able to protect our intellectual property and our products may be subject to generic competition.
Our success depends, in part, on our ability to obtain and enforce patents, protect trade secrets, obtain licenses to technology owned by third parties and to conduct our business without infringing upon the proprietary rights of others. The patent positions of pharmaceutical and biopharmaceutical firms, including ours, can be uncertain and involve complex legal and factual questions including those related to our restricted distribution systems (such as our S.T.E.P.S.® and RevAssist® programs).

Under the current U.S. patent laws, patent applications filed in the United States on or before November 28, 2000 are maintained in secrecy until patents issue. Patent applications filed in the U.S. on or after November 29, 2000 are not published until approximately 18 months after their earliest claimed priority date, and publication of discoveries in the scientific and patent literature often lag behind actual discoveries. Thus, we may discover sometime in the future that we, or the third parties from whom we have licensed patents or patent applications, were not the first to make and/or file the inventions covered by the patents and patent applications in which we have or seek rights. In the event that a third party has also filed a patent application for any of the inventions claimed in our patents or patent applications, or those we have licensed-in, we could become involved in an interference proceeding declared by the PTO, to determine priority of invention or an opposition proceeding in other places such as Europe. Such an interference or opposition could result in the loss of an issued U.S. or foreign patent, respectively, or loss of any opportunity to secure U.S. patent protection for that invention. Even if the eventual outcome is favorable to us, such proceedings could result in substantial cost and delay to us and limit the scope of the claimed subject matter.
In addition, the coverage sought in a patent application may not be obtained or may be significantly reduced before the patent is issued. Consequently, if our pending applications, or pending applications that we have licensed-in from third parties, do not result in the issuance of patents or if any patents that are issued do not provide significant proprietary protection or commercial advantage, our ability to sustain the necessary level of intellectual property rights upon which our success depends may be restricted.
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
Our right to practice the inventions claimed in certain patents that relate to THALOMID® arises under licenses granted to us by others, including The Rockefeller University, EntreMed and CMCC. In addition to these patents, which relate to thalidomide, we have also licensed from CMCC certain patents relating to thalidomide analogs. In December 2002, we entered into an exclusive license agreement with CMCC and EntreMed Inc. pursuant to which CMCC exclusively licensed to us certain patents and patent applications that relate to analogs, metabolites, precursors and hydrolysis products of thalidomide, and all stereoisomers thereof. Our license under the December 2002 agreement is worldwide and royalty-bearing, and we have complete control over the prosecution of the licensed thalidomide analog patent rights. Under this December 2002 agreement, we are obligated to comply with certain milestones for a REVLIMID® approval and royalties with respect to sales of REVLIMID®. The December 2002 agreement also grants us an option for a certain time period to inventions in the field of thalidomide analogs that may be developed at CMCC in the laboratory of Dr. Robert D’Amato, pursuant to the terms and conditions of a separate Sponsored Research Agreement negotiated between CMCC and us.

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
Under the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, products covered by approved NDAs or supplemental NDAs may be protected by periods of patent and/or non-patent exclusivity. During the exclusivity periods, the FDA is generally prevented from granting effective approval of an ANDA. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities.
We rely upon trademarks and service marks to protect our rights to the intellectual property used in our business.
We have grown rapidly, and if we fail to adequately manage that growth our business could be adversely impacted.
We have an aggressive growth plan that has included substantial and increasing investments in research and development, sales and marketing, and facilities. We plan to continue to grow and our plan of growth contains various risks, some of which we cannot control. For example:
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

If the third parties upon whom we rely fail to produce on a timely basis the API, encapsulation, finishing and packaging services in the volumes that we require or fail to meet quality standards and maintain necessary licensure from regulatory authorities, we may be unable to meet demand for our products, potentially resulting in lost revenues.
We have contracted with third party manufacturers to provide API, encapsulation, finishing services and packaging to meet our needs. We intend to continue to utilize third parties as needed to produce certain of our products on a commercial scale.
The API for THALOMID® is manufactured in our Zofingen, Switzerland, manufacturing facility. We have a contract manufacturing agreement with Aptuit Inc. UK as a secondary API supplier. With regard to drug product manufacturing, we have contract manufacturing relationships with Penn Pharmaceuticals Services Limited and Institute of Drug Technology Australia Limited, for the formulation and encapsulation of the finished dosage form of THALOMID® capsules. Sharp Corporation performs the packaging of the final product.
The API for REVLIMID® is manufactured in our Zofingen, Switzerland, manufacturing facility. We have a contract manufacturing agreement with Aptuit Inc. UK as a secondary API supplier. With regard to drug product manufacturing, we perform the formulation and encapsulation of the finished dosage form of REVLIMID® capsules in our Boudry, Switzerland manufacturing facility. We have a contract manufacturing relationship with Penn Pharmaceuticals Services Limited as a secondary supplier. Our Boudry, Switzerland facility performs the packaging of final product. In addition, Sharp Corporation and Cimex AG perform packaging of the final product.
The API for VIDAZA® is supplied by Ash Stevens, Inc. We have a contract manufacturing agreement with Baxter GmBH and Ben Venue Laboratories, Inc. for the packaging, formulation and filling the product into vials.
The API for FOCALIN® is currently obtained from two suppliers, Johnson Matthey Inc. and Siegfried USA, Inc., and we rely on a single manufacturer, Mikart, Inc., for the tableting and packaging of FOCALIN® finished product. The API for FOCALIN XR® is supplied by both Siegfried and Johnson Matthey Inc. on behalf of Novartis for the manufacture of FOCALIN XR®.
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

We utilize third parties for the distribution of our products in the U.S.
We have contracted with Ivers Lee Corporation, d/b/a Sharp, a specialty distributor, to distribute THALOMID® and REVLIMID® in the United States. If Sharp does not perform its obligations, our ability to distribute THALOMID® and REVLIMID® in the United States may be impacted for a limited period of time.
We have contracted with Cardinal Health SPS, a specialty distributor, to distribute VIDAZA® in the United States. If Cardinal Health SPS does not perform its obligations, our ability to distribute VIDAZA® in the United States may be impacted for a limited period of time.
If our distributors fail to perform and we cannot secure a replacement distributor within a reasonable period of time, we may experience adverse effects to our business and results of operations.
We are continuing to establish foreign marketing and distribution capabilities.
We are continuing to establish marketing and distribution capabilities in international markets with respect to our products. At the same time, we are in the process of obtaining necessary governmental and regulatory approvals to sell our products in certain countries. If we have not successfully completed and implemented adequate marketing and distribution support services upon our receipt of such approvals, our ability to effectively launch our products in these countries would be severely restricted.
Certain risks related to the commercial success of VIDAZA® may present significant challenges to us.
Risks related to the commercial success and future growth of VIDAZA® are summarized as follows:
•	our ability to achieve additional marketing authorizations for VIDAZA®;
•	continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, superior therapeutic as compared to currently existing or future treatments for MDS; and
•	our ability to successfully compete with other approved MDS therapies.
The integration of entities we acquire may present significant challenges to us.
Achieving the anticipated benefits of our acquisition of entities will depend in part upon whether we can integrate our businesses in an efficient and effective manner. Our integration of these entities involves a number of risks, including, but not limited to:
•	demands on management related to the increase in our size after the acquisition;
•	the diversion of management’s attention from the management of daily operations to the integration of operations;
•	higher integration costs than anticipated;
•	failure to achieve expected synergies and costs savings;
•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and
•	difficulties in the integration of departments, systems, including accounting systems, technologies, books and records, and procedures, as well as in maintaining uniform standards, controls (including internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act of 2002) and related procedures and policies.
If we cannot successfully integrate acquired businesses, we may experience material negative consequences to our business, financial condition or results of operations.
We may be unable to retain skilled personnel and maintain key relationships.
The success of our business depends, in large part, on our continued ability to (i) attract and retain highly qualified management, scientific, manufacturing and sales and marketing personnel, (ii) successfully integrate large numbers of new employees into our corporate culture and (iii) develop and maintain important relationships with leading research and medical institutions and key distributors. Competition for these types of personnel and relationships is intense.
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
From time to time, we may be subject to litigation on a variety of matters, including intellectual property, licensing arrangements with other persons and product liability. Litigation requires the expenditure of significant time and resources, and is inherently unpredictable. If any litigation were to have an unanticipated adverse result, there could be a material impact on our results of operations, cash flows, or financial position. See also Legal Proceedings contained in Part I, Item 3 of this Annual Report on Form 10-K.

The pharmaceutical and biotech industry is highly competitive and subject to rapid and significant technological change.
The pharmaceutical and biotech industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including but not limited to:
•	Amgen, which potentially competes with our TNF-a and kinase inhibitors;
•	AstraZeneca plc, which potentially competes in clinical trials with our IMiDs® compounds and TNF-a inhibitors;
•	Biogen Idec Inc. and Genzyme Corporation, both of which are generally developing drugs that address the oncology and immunology markets;
•	Bristol Myers Squibb Co., which potentially competes in clinical trials with our IMiDs® compounds and TNF-a inhibitors;
•	Eisai Co., Ltd., SuperGen, Inc. and Johnson & Johnson compete or may potentially compete with VIDAZA®;
•	Genentech, Inc., which potentially competes in clinical trials with our IMiDs® compounds and TNF-a inhibitors;
•	Johnson & Johnson, which potentially competes with certain of our proprietary programs including our oral anti-inflammatory programs;
•	Novartis, which potentially competes with our IMiDs® compounds and kinase programs;
•	Pfizer, which potentially competes in clinical trials with our kinase inhibitors; and
•	Takeda and Johnson & Johnson, which compete with REVLIMID® and THALOMID® in the treatment of multiple myeloma and in clinical trials with our IMiDs® compounds.
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
Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock options and other share-based payments, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, future levels of capital expenditures, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the IRS and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have an impact on our results of operations.

Our operations may be impacted by currency fluctuations that may cause our earnings to fluctuate.
We utilize foreign currency forward contracts to manage foreign currency risk, but not to engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions and balance sheet exposures denominated in foreign currencies. We use derivative instruments, including those not designated as part of a hedging transaction, to manage our exposure to movements in foreign exchange rates but not eliminate our anticipated exposure to currency fluctuations. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce our risk or cost. Any significant foreign exchange rate fluctuations within a short period of time could adversely affect our financial condition and results of operations.
We may experience an adverse market reaction if we are unable to meet our financial reporting obligations.
As we continue to expand at a rapid pace, the development of new and/or improved automated systems will remain an ongoing priority. During this expansion period, our internal control over financial reporting may not prevent or detect misstatements in our financial reporting. Such misstatements may result in litigation and/or negative publicity and possibly cause an adverse market reaction that may negatively impact our growth plans and the value of our common stock.
The current global credit and financial market conditions may exacerbate certain risks affecting our business.
Sales of our products are dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of the current global credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.
Due to the recent tightening of global credit, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including portions of our product manufacturing, royalty revenue, clinical development of future collaboration products, conduct of clinical trials and raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.
The price of our common stock may fluctuate significantly, which may make it difficult for you to sell the common stock when you want or at prices you find attractive.
The market for our shares of common stock may be subject to disruptions that could cause volatility in their prices. In general, the current global economic crisis has caused substantial market volatility and instability. Any such disruptions or continuing volatility may adversely affect the value of our common stock. The intra-day price of our common stock fluctuated from a high of $77.39 per share to a low of $45.44 per share in 2008. On December 31, 2008, our common stock closed at a price of $55.28 per share. We expect that the market price of our common stock will continue to fluctuate. In addition to current global economic instability in general, the following key factors may have an adverse impact on the market price of our common stock:
•	results of our clinical trials or adverse events associated with our marketed products;
•	fluctuations in our commercial and operating results;
•	announcements of technical or product developments by us or our competitors;
•	market conditions for pharmaceutical and biotechnology stocks in particular;
•	stock market conditions generally;

•	governmental regulation;
•	new accounting pronouncements or regulatory rulings;
•	health care legislation;
•	public announcements regarding medical advances in the treatment of the disease states that we are targeting;
•	patent or proprietary rights developments;
•	changes in pricing and third-party reimbursement policies for our products;
•	the outcome of litigation involving our products or processes related to production and formulation of those products or uses of those products;
•	competition; and
•	investor reaction to announcements regarding business or product acquisitions.
The number of shares of our common stock eligible for future sale could also adversely affect the market price of our common stock. As of December 31, 2008, there were outstanding stock options and warrants for 34,184,262 shares of common stock, of which 19,015,262 were currently vested and exercisable at an exercise price between $0.04 and $73.92, per share, with a weighted average exercise price of $25.15 per share.
In addition, our operations may be materially affected by conditions in the global markets and economic conditions throughout the world, including the current global economic and market instability. The global market and economic climate may continue to deteriorate because of many factors beyond our control, including continued economic instability and market volatility, rising interest rates or inflation, terrorism or political uncertainty. In the event of a continued or future market downturn in general and/or the biotechnology sector in particular, the market price of our common stock may be adversely affected.
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

AVAILABLE INFORMATION
Our current reports on Form 8-K, quarterly reports on Form 10-Q and Annual Reports on Form 10-K are electronically filed with or furnished to the SEC, and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (http://www.celgene.com) as soon as reasonably practicable after such filing. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.
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
Our international headquarters is located in Boudry, Switzerland and includes a drug product manufacturing facility to perform formulation, encapsulation, packaging, warehousing and distribution. We operate an API manufacturing facility located in Zofingen, Switzerland which has the capability to produce multiple drug substances. The facility is being used to produce REVLIMID® and THALOMID® API to supply global markets and may also be used to produce drug substance for our future drugs and drug candidates.
We occupy the following facilities under operating lease arrangements that have remaining lease terms greater than one year. Under these lease arrangements, we also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.
•	73,500-square feet of laboratory and office space in Warren, New Jersey. The two leases for this facility extend through May 2012 and July 2010, respectively, and contain five-year renewal options. Annual rent for these facilities is approximately $1.1 million.
•	78,200-square feet of laboratory and office space in San Diego, California. The lease for this facility has a term ending in August 2012 with one five-year renewal option. Annual rent for this facility is approximately $2.2 million and is subject to specified annual rental increases.
•	78,000-square feet of office space in Basking Ridge, New Jersey with a term ending September 2011 at an annual cost of $1.4 million.
•	20,800-square feet of office and laboratory space in Cedar Knolls, New Jersey. The lease for this facility has a term ending in October 2010 with renewal options for additional five-year terms. Annual rent for this facility is approximately $0.3 million and is subject to specified annual rental increases.

•	27,700-square feet of office space in Overland Park, Kansas with a term ending in May 2010 at an annual cost of $0.4 million.
•	55,900-square feet of office and research space in San Francisco, California with a term ending in September 2016 at an annual cost of $2.4 million.
We also lease a number of offices under various lease agreements in Europe, Canada, Australia and Asia. The minimum annual rents may be subject to specified annual rent increases. At December 31, 2008, the non-cancelable lease terms for these operating leases expire at various dates between 2009 and 2017 and in some cases include renewal options.
ITEM 3. LEGAL PROCEEDINGS
THALOMID®
Barr Laboratories, Inc., (“Barr”) a generic drug manufacturer located in Pomona, New York, filed an ANDA for the treatment of ENL in the manner described in our label and seeking permission from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. On or after December 5, 2006, Barr mailed notices of Paragraph IV certifications alleging that the following patents listed for THALOMID® in the Orange Book are invalid, unenforceable, and/or not infringed: U.S. Patent Nos. 6,045,501 (“the ‘501 patent”), 6,315,720 (“the ‘720 patent”), 6,561,976 (“the ‘976 patent”), 6,561,977 (“the ‘977 patent”), 6,755,784 (“the ‘784 patent”), 6,869,399 (“the ‘399 patent”), 6,908,432 (“the ‘432 patent”), and 7,141,018 (“the ‘018 patent”). The ‘501, ‘976, and ‘432 patents do not expire until August 28, 2018, while the remaining patents do not expire until October 23, 2020. On January 18, 2007, we filed an infringement action in the United States District Court of New Jersey against Barr. By bringing suit, we are entitled up to a maximum 30-month stay, from the date of Celgene’s receipt of a Paragraph IV certification, against the FDA’s approval of a generic applicant’s application to market a generic version of THALOMID®. In June 2007, United States Patent No. 7,230,012, or ‘012 patent, was issued to us claiming formulations of thalidomide and was then timely listed in the Orange Book. Barr sent us a supplemental Paragraph IV certification against the ‘012 patent and alleged that the claims of the ‘012 patent, directed to formulations which encompass THALOMID®, were invalid. On August 23, 2007, we filed an infringement action in the United States District Court of New Jersey with respect to the ‘012 patent. On or after October 4, 2007, Barr filed a second supplemental notice of Paragraph IV certifications relating to the 150mg dosage strength of THALOMID® alleging that the ‘501 patent, ‘720 patent, ‘976 patent, ‘977 patent, ‘784 patent, ‘399 patent, ‘432 patent and the ‘018 patent are invalid, unenforceable, and/or not infringed. On November 14, 2007, we filed an infringement action in the United States District Court of New Jersey against Barr. All three actions have subsequently been consolidated. We intend to enforce our patent rights. If the ANDA is approved by the FDA, and Barr is successful in challenging our patents listed in the Orange Book for THALOMID®, Barr would be permitted to sell a generic thalidomide product. If we are unsuccessful in the suits and the FDA were to approve a comprehensive education and risk-management distribution program for a generic version of thalidomide, sales of THALOMID® could be significantly reduced in the United States by the entrance of a generic thalidomide product, consequently reducing our revenue. On July 3, 2008, we filed a motion to amend the complaint in the case to assert our 5,629,327 and 6,235, 756 patents (“the cancer patents”) licensed from Children’s Hospital in Boston. That same day we also filed a new and separate complaint against Barr asserting those same two patents.

FOCALIN® and FOCALIN XR®
On August 19, 2004, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., (“Teva”) in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALIN®. The notification letters from Teva contend that United States Patent Nos. 5,908,850, or ‘850 patent, and 6,355,656, or ‘656 patent, are invalid. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or ‘530 patent, in the Orange Book in association with the FOCALIN® NDA. The original 2004 action asserted infringement of the ‘850 patent. Teva amended its answer during discovery to contend that the ‘850 patent was not infringed by the filing of its ANDA, and that the ‘850 patent is not enforceable due to an allegation of inequitable conduct. Fact discovery in the original 2004 action expired on February 28, 2006. At about the time of the filing of the ‘850 patent infringement action, reexamination proceedings for the ‘656 patent were initiated in the U.S. PTO. On September 28, 2006, the U.S. PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, and on March 27, 2007, the Reexamination Certificate for the ‘656 patent issued. On December 21, 2006, Celgene and Novartis filed an action in the United States District Court of New Jersey against Teva for infringement of the ‘656 patent. Teva filed an amended answer and counterclaim on March 23, 2007. The amended counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability. The statutory 30-month stay, to which Paragraph IV certifications (including those below) are entitled to, expired on January 9, 2007, and Teva proceeded to market with a generic version of FOCALIN®. Novartis’ sales of FOCALIN® have been significantly reduced in the United States by the entrance of a generic FOCALIN® product, consequently reducing our revenue from royalties associated with these sales. A claim has been made for damages resulting from Teva’s sales and for a permanent injunction prohibiting future sales by Teva. The parties currently are engaged in fact discovery with respect to the ‘656 patent and other issues related to Teva’s product launch. No trial date has been set. The ‘530 patent is not part of this patent infringement action against Teva.
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
On November 16, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Barr and Barr Pharmaceuticals, Inc. in response to a notice of a Paragraph IV certification made by Barr in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from Barr contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 5,837,284, and 6,635,284 are not infringed by the proposed Barr products, and it contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284 and 6,635,284 are invalid. In their complaint against Barr, Celgene and Novartis asserted United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284. No pretrial or trial dates have been set. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing our revenue from royalties associated with these sales.
RITALIN LA®
On December 4, 2006, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Abrika Pharmaceuticals, Inc. and Abrika Pharmaceuticals, LLP, (collectively, “Abrika Pharmaceuticals”) in response to a notice of a Paragraph IV certification made by Abrika Pharmaceuticals in connection with the filing of an ANDA for RITALIN LA® 20 mg, 30 mg, and 40 mg generic products. The notification letter from Abrika Pharmaceuticals contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and are not infringed by the proposed Abrika Pharmaceuticals products. In their complaint against Abrika Pharmaceuticals, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. Abrika Pharmaceuticals filed an answer and counterclaim in the New Jersey court on June 1, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. On September 26, 2007, Abrika Pharmaceuticals sent a Paragraph IV certification to Celgene and Novartis in connection with the filing of an ANDA supplement with respect to Abrika Pharmaceuticals’ proposed generic 10 mg RITALIN LA® product. Celgene and Novartis filed an amended complaint against Abrika Pharmaceuticals on November 5, 2007 that includes infringement allegations directed to Abrika Pharmaceuticals’ proposed generic 10 mg RITALIN LA® product. Abrika Pharmaceuticals filed an answer and counterclaim to the amended complaint on December 5, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. No trial date has been set. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing our revenue from royalties associated with these sales.

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
On October 31, 2007, we, together with our exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Barr and Barr Pharmaceuticals, Inc. in response to a notice of a Paragraph IV certification made by Barr in connection with the filing of an ANDA for RITALIN LA®. The notification letter from Barr contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and not infringed by the proposed Barr products. In their complaint against Barr, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. No pretrial or trial dates have been set. If we are unsuccessful in proving infringement or defending our patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing our revenue from royalties associated with these sales.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) MARKET INFORMATION
Our common stock is traded on the NASDAQ Global Select Market under the symbol “CELG.” The following table sets forth, for the periods indicated, the intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

	High	Low

2008
Fourth Quarter	$66.50	$45.44
Third Quarter	77.39	56.00
Second Quarter	65.90	56.88
First Quarter	62.20	46.07

2007
Fourth Quarter	$75.44	$41.26
Third Quarter	72.23	56.50
Second Quarter	66.95	52.40
First Quarter	58.60	49.46

	Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08

Celgene Corporation	$100.00	$118.18	$288.77	$512.75	$411.85	$492.69
S&P 500	100.00	108.99	112.26	127.55	132.06	81.23
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
NASDAQ Biotechnology	100.00	106.13	109.14	110.25	115.30	100.75

*	$100 Invested on 12/31/03 in Stock or Index — Including Reinvestment of Dividends, Fiscal Year Ending December 31.

(b) HOLDERS
The closing sales price per share of common stock on the NASDAQ Global Select Market on February 5, 2009 was $55.08. As of January 31, 2009, there were approximately 319,292 holders of record of our common stock.
(c) DIVIDEND POLICY
We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.
(d) EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes the equity compensation plans under which our common stock may be issued as of December 31, 2008:

	Number of		Number of
	securities to be issued	Weighted average	securities remaining
	upon exercise of	exercise price of	available for future
	outstanding	outstanding	issuance under equity
Plan Category	options and warrants	options and warrants	compensation plans

Equity compensation plans approved by security holders	32,326,528	$41.84	16,938,083
Equity compensation plans not approved by security holders	1,857,734	$7.55	—

Total	34,184,262	$39.98	16,938,083

The acquisition of Pharmion in March 2008 resulted in our acquisition of Pharmion’s 2000 Stock Incentive Plan and the 2001 Non-Employee Director Stock Option Plan. Neither plan has been approved by our stockholders and no future awards will be granted under either plan.
As a result of the acquisition of Anthrogenesis in December 2002, we acquired the Anthrogenesis Qualified Employee Incentive Stock Option Plan and the Non-Qualified Recruiting and Retention Stock Option Plan. Neither plan has been approved by our stockholders. No future awards will be granted under either plan.

ITEM 6. SELECTED FINANCIAL DATA
The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006 and the Consolidated Balance Sheet data as of December 31, 2008 and 2007 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and the Consolidated Balance Sheet data as of December 31, 2006, 2005 and 2004 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report.

	Years ended December 31,
In thousands, except per share data	2008	2007	2006	2005	2004

Consolidated Statements of Operations Data:
Total revenue	$2,254,781	$1,405,820	$898,873	$536,941	$377,502
Costs and operating expenses	3,718,999	980,699	724,182	453,357	334,774

Operating income (loss)	(1,464,218)	425,121	174,691	83,584	42,728

Interest and investment income, net	84,835	109,813	40,352	24,557	28,340
Equity in losses of affiliated companies	9,727	4,488	8,233	6,923	—
Interest expense	4,437	11,127	9,417	9,497	9,551
Other income (expense), net	24,722	(2,350)	5,502	(7,509)	1,654

Income (loss) before tax	(1,368,825)	516,969	202,895	84,212	63,171
Income tax provision	164,828	290,536	133,914	20,556	10,415

Net income (loss)	$(1,533,653)	$226,433	$68,981	$63,656	$52,756

	Years ended December 31,
	2008	2007	2006	2005	2004

Net income (loss) per common share (1):
Basic	$(3.46)	$0.59	$0.20	$0.19	$0.16
Diluted	$(3.46)	$0.54	$0.18	$0.18	$0.15

Weighted average shares (1):
Basic	442,620	383,225	352,217	335,512	327,738
Diluted	442,620	431,858	407,181	390,585	345,710

(1)	Amounts have been adjusted for the two-for-one stock split effected in February 2006.

	As of December 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$2,222,091	$2,738,918	$1,982,220	$724,260	$748,537
Total assets	4,445,270	3,611,284	2,735,791	1,258,313	1,107,293
Convertible notes	—	196,555	399,889	399,984	400,000
(Accumulated deficit) retained earnings	(1,408,993)	124,660	(101,773)	(170,754)	(234,410)
Stockholders’ equity	3,491,328	2,843,944	1,976,177	635,775	477,444

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. In March 2008, we acquired Pharmion Corporation to enhance our portfolio of therapies for patients with life-threatening illnesses worldwide with the addition of Pharmion’s marketed products, and several products in development for the treatment of hematological and solid tumor cancers. By combining this new product portfolio with our existing operational and financial capabilities, we enlarged our global market share through increased product offerings and expanded clinical, regulatory and commercial capabilities.
Our primary commercial stage products include REVLIMID®, THALOMID® and VIDAZA®. REVLIMID® is an oral immunomodulatory drug marketed for multiple myeloma patients who have received at least one prior therapy and for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe ENL, an inflammatory complication of leprosy. VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® was licensed from Pharmacia & Upjohn, now part of Pfizer, and is marketed for the treatment of all subtypes of MDS. VIDAZA® was granted orphan drug designation by the FDA for the treatment of MDS in the United States through May 2011. In December 2008, VIDAZA® was granted full marketing authorization by the EC for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the IPSS or CMML with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to WHO classification.
We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties in addition to our leading oral anti-inflammatory agents and cell products. We believe that our primary commercial stage products and depth of our product pipeline provide the catalysts for future growth.
For the year ended December 31, 2008, we reported revenue of $2.255 billion, a net loss of $1.534 billion and a diluted loss per share of $3.46. Revenue increased by $849.0 million in 2008 compared to 2007 primarily due to the expanded use of REVLIMID® and the acquisition of former Pharmion products, including VIDAZA® and THALOMID® outside of the United States. The net loss and loss per share amounts were primarily due to IPR&D charges and amortization of acquired intangible assets related to the Pharmion acquisition, in addition to the expensing of the October 3, 2008 royalty obligation payment to Pfizer that related to the unapproved forms of VIDAZA®.

Factors Affecting Future Results
Future operating results will depend on many factors, including demand for our existing products, regulatory approvals of our products and product candidates, the timing and market acceptance of new products launched by us or competing companies, the timing of research and development milestones, challenges to our intellectual property and our ability to control costs. See also Risk Factors contained in Part I, Item 1A of this Annual Report on Form 10-K. Some of the more significant factors that we are focused on include:
The ability of our products to successfully penetrate and expand in relevant markets: REVLIMID® was approved by the FDA, the EC, the Swissmedic, the TGA, and in October 2008 by Health Canada for treatment in combination with dexamethasone for multiple myeloma patients who have received at least one prior therapy. In addition, REVLIMID® was approved by the FDA and the Canadian Therapeutic Products Directorate for treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. We do not have long-term data on the use of the product and cannot predict whether REVLIMID® will continue to gain the acceptance of regulators, physicians, patients and other key opinion leaders as a relatively safe and effective drug that has certain advantages as compared to existing or future therapies. We are also seeking to introduce REVLIMID® in additional international markets as well as obtaining approvals for additional indications both in the United States and internationally. A delay in gaining the requisite regulatory approvals could negatively impact our growth plans.
THALOMID® was approved by the FDA for treatment in combination with dexamethasone for patients with newly diagnosed multiple myeloma and is also approved for the treatment and suppression of cutaneous manifestations of ENL, an inflammatory complication of leprosy. In April 2008, the TGA approved a supplemental filing granting THALOMID® marketing approval for use in combination with melphalan and prednisone for patients with untreated multiple myeloma or ineligible for high dose chemotherapy and also granted THALOMID® marketing approval in combination with dexamethasone for induction therapy prior to high dose chemotherapy with autologous stem cell rescue, for the treatment of patients with untreated multiple myeloma. In addition, in April 2008, THALOMID® was granted full marketing authorization by the EC for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma. If unexpected adverse experiences are reported in connection with the use of THALOMID® by patients, physician and patient comfort with the product could be undermined, the commercial success of THALOMID® could be affected and the acceptance of our other products, including REVLIMID®, may be adversely impacted.
VIDAZA® has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® was licensed from Pharmacia & Upjohn, now part of Pfizer, and was approved by the FDA for the treatment of all subtypes of MDS. Additionally, VIDAZA® was granted orphan drug designation by the FDA for the treatment of AML. In December 2008, VIDAZA® was granted full marketing authorization by the EC for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the IPSS or CMML with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to WHO classification.
Our ability to advance regulatory and clinical programs: Many of our drug candidates are in the early or mid-stages of research and development and will require the commitment of substantial financial resources, extensive research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval prior to being ready for sale. Moreover, our commercially available products may require additional studies with respect to approved indications as well as new indications pending approval. If it becomes too expensive to sustain our present commitment of resources on a long-term basis, we will be unable to continue certain necessary research and development activities. Furthermore, we cannot be certain that our clinical testing will render satisfactory results, or that we will receive required regulatory approvals for our new products or new indications. A major objective of our ongoing clinical programs is to broaden our knowledge about the full potential of REVLIMID® and our other proprietary IMiDs® compounds and to continue to evaluate them in a broad range of hematological malignancies and other cancers. Our near-term focus is on evaluating REVLIMID® as a treatment of CLL and NHL.

Competitive Risks: While competition could limit our products’ sales, we do not believe that competing products would eliminate their use entirely. Moreover, while generic competitors have and could seek to challenge our THALOMID® franchise, we own intellectual property which includes, for example, U.S. patents covering our S.T.E.P.S.® distribution program for the safe distribution and appropriate use of thalidomide, which all physicians, patients and pharmacies prescribing, receiving or dispensing thalidomide in the United States must follow. We also have exclusive rights to several issued patents covering THALOMID® formulations, as well as the use of THALOMID® in oncology and other therapeutic areas.
Results of Operations — Fiscal Years Ended December 31, 2008, 2007 and 2006
Total Revenue: Total revenue and related percentages for the years ended December 31, 2008, 2007 and 2006 were as follows:

				% Change
				2008	2007
				versus	versus
In thousands $	2008	2007	2006	2007	2006

Net product sales:
REVLIMID ®	$1,324,671	$773,877	$320,558	71.2%	141.4%
THALOMID ®	504,713	447,089	432,950	12.9%	3.3%
VIDAZA ®	206,692	—	—	N/A	N/A
ALKERAN ®	81,734	73,551	50,337	11.1%	46.1%
Other	19,868	5,924	7,760	235.4%	-23.7%

Total net product sales	$2,137,678	$1,300,441	$811,605	64.4%	60.2%
Collaborative agreements and other revenue	14,945	20,109	18,189	-25.7%	10.6%
Royalty revenue	102,158	85,270	69,079	19.8%	23.4%

Total revenue	$2,254,781	$1,405,820	$898,873	60.4%	56.4%

2008 compared to 2007: Total revenue increased by $849.0 million, or 60.4%, in 2008 compared to 2007. This increase is due to increased revenue in the United States of $379.8 million, or 31.6%, compared to 2007 and increased revenue in international markets of $469.2 million, or 230.2%.
2007 compared to 2006: Total revenue increased by $506.9 million, or 56.4%, in 2007 compared to 2006. This increase is due to increased revenue in the United States of $356.6 million, or 42.2%, compared to 2006 and increased revenue in international markets of $150.3 million, or 281.2%.
Net Product Sales:
2008 compared to 2007: REVLIMID® net sales increased by $550.8 million, or 71.2%, in 2008 compared to 2007 primarily due to increased sales in the United States and continued expansion in international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma accounted for most of the U.S. growth. International sales growth primarily reflects the impact of the June 2007 EC’s approval for the use of REVLIMID® for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy and continued expansion in international markets and subsequent pricing, reimbursement and marketing approvals in each country. REVLIMID® continued to receive positive clinical study results which were reported at major medical conferences and in peer-reviewed publications.

THALOMID® net sales increased by $57.6 million, or 12.9%, in 2008 compared to 2007 primarily due to the 2008 inclusion of international sales, resulting from the acquisition of Pharmion. In addition, U.S. price increases were offset by lower sales volumes.
VIDAZA® represents sales recorded subsequent to the March 7, 2008 Pharmion acquisition in both the United States and international markets.
ALKERAN® net sales increased by $8.2 million, or 11.1%, in 2008 compared to 2007 primarily due to an increase in unit sales of the injectable form. The agreement with GSK to distribute, promote and sell ALKERAN® expires on March 31, 2009 and will not be renewed.
Net product sales increased by $837.2 million, or 64.4% in 2008 compared to 2007. The change was comprised of net volume increases of $742.8 million, or 57.1%, as well as price increases of $93.0 million, or 7.2%, and impact of foreign exchange of $1.4 million, or 0.1%.
2007 compared to 2006: REVLIMID® net sales increased in 2007 compared to 2006 primarily due to the product’s expanded use in the United States resulting from the FDA’s June 2006 approval for treatment in combination with dexamethasone of patients with multiple myeloma who have received at least one prior therapy in multiple myeloma and growth in Europe resulting from the June 2007 EC’s approval for the use of REVLIMID® in this same indication. Also contributing to the increase in sales were price increases and increased sales from our European Named Patient Program, or NPP, which offers European patients in need of treatment access to REVLIMID® on a compassionate use basis.
Net sales of THALOMID® were higher in 2007 compared to 2006 primarily due to price increases, partly offset by lower sales volumes as written prescriptions declined, reflecting the expanded use of REVLIMID®.
ALKERAN® net sales were higher in 2007 compared to 2006 primarily due to increased prices and a decrease in product returns.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns and allowances; sales discounts; government rebates; and chargebacks and distributor service fees.
•	We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. We analyze historic returns experience on closed lots and historical return trend rates on open lots. Any changes from the historical trend rates are considered in determining the current sales return allowance. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. REVLIMID® is distributed primarily through contracted specialty pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date. VIDAZA® and ALKERAN® are sold in the United States to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals and other institutional customers.
•	Sales discount accruals are based on payment terms extended to customers.

•	Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate amount formula established by the Center for Medicaid and Medicare Services. Certain foreign markets have government-sponsored programs that require rebates to be paid and accordingly the rebate accruals are determined primarily on estimated eligible sales.
•	Chargebacks accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on contractual fees to be paid to the wholesale distributor for services provided. On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TRICARE to include prescription drugs dispensed by TRICARE retail network pharmacies. TRICARE rebate accruals reflect this program expansion and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.
See Critical Accounting Policies for further discussion of gross to net sales accruals.
Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Returns			Chargebacks
	and		Government	and Dist.
In thousands $	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2005	$5,017	$1,447	$20,960	$6,778	$34,202
Allowances for sales during 2006	23,944	18,847	22,353	57,750	122,894
Allowances for sales during prior periods	30,607	34	—	—	30,641
Credits/deductions issued for prior year sales	(35,624)	(1,481)	(20,357)	(6,315)	(63,777)
Credits/deductions issued for sales during 2006	(14,464)	(16,551)	(15,488)	(47,580)	(94,083)

Balance at December 31, 2006	$9,480	$2,296	$7,468	$10,633	$29,877
Allowances for sales during 2007	22,303	27,999	28,420	72,982	151,704
Allowances for sales during prior periods	17,498	—	—	(2,776)	14,722
Credits/deductions issued for prior year sales	(26,979)	(2,206)	(7,071)	(6,725)	(42,981)
Credits/deductions issued for sales during 2007	(5,568)	(25,194)	(19,615)	(65,275)	(115,652)

Balance at December 31, 2007	$16,734	$2,895	$9,202	$8,839	$37,670
Pharmion balance at March 7, 2008	926	283	1,266	2,037	4,512
Allowances for sales during 2008	20,624	36,024	35,456	100,258	192,362
Credits/deductions issued for prior year sales	(17,066)	(2,428)	(7,951)	(4,127)	(31,572)
Credits/deductions issued for sales during 2008	(3,419)	(33,115)	(27,163)	(83,621)	(147,318)

Balance at December 31, 2008	$17,799	$3,659	$10,810	$23,386	$55,654

2008 compared to 2007: Returns and allowances decreased by $19.2 million in 2008 compared 2007 primarily due to reduced THALOMID® inventory in the sales channel resulting from the 2007 THALOMID® inventory centralization and rationalization at several major pharmacy chains, which also resulted in additional returns during 2007. In addition, 2007 includes an increase in THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in multiple myeloma. We anticipate another inventory centralization and rationalization initiative to be conducted by a major pharmacy chain in early 2009 and believe that our ending returns and allowances reserve reflects the anticipated effects thereof.
Discounts increased by $8.0 million in 2008 compared to 2007 primarily due to increased sales of REVLIMID® as well as the inclusion of former Pharmion products, which resulted in additional discounts taken.

Government rebates increased by $7.0 million in 2008 compared to 2007 primarily due to the increased international government rebates resulting from our global expansion, as well as the inclusion of former Pharmion products.
Chargebacks and distributor service fees increased by $30.1 million in 2008 compared to 2007 primarily due to the new TRICARE rebate program, as well as the inclusion of former Pharmion products.
2007 compared to 2006: Sales return allowances decreased in 2007 compared to 2006 due primarily to lower returns of ALKERAN® IV resulting from improved expiration dating on 2006 and 2007 product sales. In addition, THALOMID® returns were lower than the prior year primarily due to a 2006 THALOMID® returns initiative undertaken by one large retail pharmacy chain. In response to this initiative, we introduced single sleeves of THALOMID® for sale in June of 2006. Previously, THALOMID® was sold only in multi-sleeve package configurations. The additional trade package configuration enabled all retailers to more efficiently manage their THALOMID® inventories resulting in lower 2007 returns. This decrease was partly offset by current year THALOMID®returns, reflecting the impact of a 2007 inventory centralization and rationalization initiative conducted by several major pharmacy chains. Under this initiative, inventory was redistributed amongst individual chain stores in a S.T.E.P.S.® compliant manner. This resulted in an increase in THALOMID® returns as these major pharmacy chains more effectively managed their inventory levels at the chain stores.
Discounts increased in 2007 compared to 2006 due primarily to increased sales of REVLIMID®.
Government rebate allowances increased in 2007 compared to 2006 due to increased sales of REVLIMID® as well as price increases for both THALOMID® and REVLIMID®. Our Medicaid rebate accruals are based on the Medicaid Unit Rebate Amount formula established by the Center for Medicaid and Medicare Services using the estimated Medicaid dispense quantities. REVLIMID® dispenses increased resulting from the introduction of the 15mg and 25mg strength tablets.
Distributor chargebacks increased in 2007 compared to 2006 primarily due to REVLIMID®, THALOMID® and ALKERAN® IV price increases, which increased the differential between annual contract pricing available to federally funded healthcare providers and our wholesale acquisition cost.
Collaborative Agreements and Other Revenue:
2008 compared to 2007: Revenues from collaborative agreements and other sources totaled $14.9 million and $20.1 million for 2008 and 2007, respectively. The $5.2 million decrease in 2008 compared to 2007 was primarily due to the elimination of license fees and amortization of deferred revenues related to Pharmion.
2007 compared to 2006: Revenues from collaborative agreements and other sources increased by $1.9 million in 2007 from the $18.2 million recorded in 2006. The increase was primarily due to an increase in license fees generated from our S.T.E.P.S.® program and an increase in umbilical cord blood enrollment, collection and storage fees generated through our LifeBank USASM business.
Royalty Revenue:
2008 compared to 2007: Revenues from royalties totaled $102.2 million in 2008, representing an increase of $16.9 million compared to 2007. The increase was primarily due to amounts received from Novartis on sales of FOCALIN XR®, partly due to patients transitioning from FOCALIN® to FOCALIN XR®. We sell FOCALIN® to Novartis and receive royalties on sales of Novartis’ FOCALIN XR®.

2007 compared to 2006: Revenues from royalties totaled $85.3 million in 2007, representing an increase of $16.2 million compared to 2006. The increase was primarily due to amounts received from Novartis on sales of their entire family of Ritalin® drugs and FOCALIN XR®. Royalty revenue totaled $69.1 million in 2006.
Cost of Goods Sold (excluding amortization expense): Cost of goods sold and related percentages for the years ended December 31, 2008, 2007 and 2006 were as follows:

In thousands $	2008	2007	2006

Cost of goods sold (excluding amortization expense)	$258,267	$130,211	$125,759
Increase from prior year	$128,056	$4,452	$44,974
Percent increase from prior year	98.3%	3.5%	55.7%
Percent of net product sales	12.1%	10.0%	15.5%
2008 compared to 2007: Cost of goods sold increased by $128.1 million in 2008 compared to 2007 primarily due to the inclusion of costs related to VIDAZA® and THALOMID®, which were obtained in the Pharmion acquisition. Also included in 2008 is $24.6 million of the $25.0 million of inventory step-up cost related to the acquisition date fair value of former Pharmion inventories. Cost of sales also increased due to an increase in material costs for ALKERAN® for injection and an increase in unit volume for REVLIMID®, resulting in higher royalties. As a percent of net product sales, cost of goods sold increased to 12.1% in the 2008 from 10.0% in 2007 primarily due to the inclusion of higher costs for VIDAZA® and ALKERAN® and the $24.6 million of inventory step-up cost.
2007 compared to 2006: Cost of goods sold increased in 2007 compared to 2006 primarily due to increases in REVLIMID® material costs and royalty payments related to both REVLIMID® and THALOMID® as sales increased for these two products. The increase was partly offset by lower ALKERAN® material costs related to ALKERAN® for injection. As a percentage of net product sales, cost of goods sold decreased from 15.5% in 2006 to 10.0% in 2007 primarily due to the growth of REVLIMID® and that product’s lower cost relative to our other products and sales price increases.
Research and Development: Research and development expenses and related percentages for the years ended December 31, 2008, 2007 and 2006 were as follows:

In thousands $	2008	2007	2006

Research and development	$931,218	$400,456	$259,956
Increase from prior year	$530,762	$140,500	$66,890
Percent increase from prior year	132.5%	54.0%	34.6%
Percent of total revenue	41.3%	28.5%	28.9%
2008 compared to 2007: Research and development expenses increased by $530.8 million in 2008 compared to 2007, primarily due to a $303.1 million charge for the October 3, 2008 royalty obligation payment to Pfizer that related to the unapproved forms of VIDAZA®. In addition, spending on clinical programs increased by $147.4 million in support of ongoing clinical progress in multiple proprietary development programs as noted below. Regulatory spending increased by $20.2 million primarily due to the expansion of REVLIMID® in international markets and costs related to apremilast, as described below. Also included in 2008 was $45.0 million in upfront payments made to Acceleron related to a research and development collaboration arrangement. The increase was partly offset by the 2007 inclusion of a combined $41.1 million in upfront payments for collaborative research and development arrangements for early stage compounds with Array BioPharma Inc. and PTC Therapeutics.

The following table provides an additional breakdown of research and development expenses:

In thousands $	2008	2007	Increase

Human pharmaceutical clinical programs	$287,412	$140,021	$147,391
Other pharmaceutical programs	579,210	202,855	376,355
Biopharmaceutical discovery and development	47,989	42,865	5,124
Placental stem cell programs	16,607	14,715	1,892

Total	$931,218	$400,456	$530,762

Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID®, pomalidomide and other IMiDs® compounds across a broad range of diseases, including NHL and CLL; for VIDAZA®; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-a and which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; pomalidomide and CC-11050, which are currently either being evaluated in Phase I and Phase II clinical trials and additional trials are being planned or ongoing for various disease indications; and our kinase inhibitor program, our activin inhibitor program as well as the placental stem cell program. We and Acceleron have initiated Phase II studies of ACE-011 in multiple myeloma patients suffering from cancer-related bone loss.
2007 compared to 2006: Research and development expenses increased by $140.5 million in 2007 compared to 2006 primarily due to spending related to clinical research and development in support of multiple programs, including REVLIMID® and other IMiDs® across a broad range of cancers, including NHL and CLL. Expenses also increased to support ongoing research of other compounds, such as our kinase and ligase inhibitor programs and placental stem cell program. Regulatory spending increased primarily due to the expansion of REVLIMID® in international markets. The expense for 2007 also included a combined $41.1 million in collaborative research and development arrangements for early stage compounds with Array and PTC.
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
For information about the commercial and development status and target diseases of our drug compounds, refer to the product overview table contained in Part I, Item I, “Business,” of this Annual Report on Form 10-K.

Selling, General and Administrative: Selling, general and administrative expenses and related percentages for the years ended December 31, 2008, 2007 and 2006 were as follows:

In thousands $	2008	2007	2006

Selling, general and administrative	$685,547	$440,962	$329,749
Increase from prior year	$244,585	$111,213	$152,079
Percent increase from prior year	55.5%	33.7%	85.6%
Percent of total revenue	30.4%	31.4%	36.7%
2008 compared to 2007: Selling, general and administrative expenses increased by $244.6 million in 2008 compared to 2007, primarily reflecting an increase in marketing expenses of $101.6 million, sales related costs of $65.9 million, general and administrative expenses of $63.8 million and an increase in donations to non-profit foundations that assist patients with their co-payments of $13.3 million. The increase reflects marketing and sales expenses related to product launch activities for REVLIMID®and THALOMID® in Europe, Canada and Australia. The increase also reflects the activities related to the relaunch of VIDAZA® in the United States after obtaining an expanded FDA approval to reflect new overall survival achieved in the AZA-001 survival study of patients with higher-risk MDS and launch in Europe. In addition, the increase also reflects the continued expansion of our international commercial activities in over 65 countries.
2007 compared to 2006: Selling, general and administrative expenses increased by $111.2 million in 2007 compared to 2006, reflecting an increase in sales force costs related to REVLIMID® product launch activities in Europe and an increase in spending related to our continued expansion throughout Europe, Japan, Australia and Canada. Donations to non-profit foundations that assist patients with their co-payments also increased in 2007 compared to 2006.
Amortization of Acquired Intangible Assets: The $104.0 million in amortization of acquired intangible assets in 2008 included $102.4 million related to the March 2008 acquisition of Pharmion and $1.6 million resulting from the October 2004 acquisition of Penn T Limited. The Pharmion intangible assets are being amortized over a weighted average period of 6.5 years. The $9.1 million in amortization of acquisition intangibles in 2007 all related to the acquisition of Penn T Limited.
Acquired In-Process Research and Development: IPR&D represents compounds under development by Pharmion at the date of acquisition that had not yet achieved regulatory approval for marketing in certain markets or had not yet been completed and have no alternative future use. The $1.74 billion estimated fair value of these intangibles was derived using the multi-period excess-earnings method, a form of the income approach. The IPR&D primarily related to development and approval initiatives for VIDAZA® IV in the EU market, the oral form of azacitidine in the U.S. and EU markets and THALOMID® in the EU market. The projected cash flows for valuation purposes were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products; and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.
For VIDAZA® IV in the EU market, the related future net cash flows were estimated using a risk-adjusted discount rate of 10.0% and an anticipated regulatory approval date in late 2008 with market exclusivity rights expected to continue through 2019. In December 2008, VIDAZA® was granted full marketing authorization by the EC for the treatment of certain adult patients who are not eligible for haematopoietic stem cell transplantation. For the oral form of azacitidine in the United States and European Union, the future net cash flows were estimated using a risk-adjusted discount rate of 11.0% for each market. The anticipated regulatory approval in the European Union was assumed for 2013 with exclusivity continuing through 2023, and the anticipated regulatory approval in the United States was assumed for 2013 with exclusivity continuing through 2018. For THALOMID® in the EU market, the future net cash flows were estimated by using a risk-adjusted discount rate of 9.5% and an anticipated regulatory approval date in 2008 with exclusivity continuing through 2018. In April 2008, THALOMID® was granted full marketing authorization by the EC for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma.

Interest and investment income, net: Interest and investment income, net and related percentages for the years ended December 31, 2008, 2007 and 2006 were as follows:

In thousands $	2008	2007	2006

Interest and investment income, net	$84,835	$109,813	$40,352
Increase (decrease) from prior year	$(24,978)	$69,461	$15,755
Percentage increase (decrease) from prior year	(22.7)%	172.1%	64.3%
Interest and investment income was $84.8 million in 2008, representing a $25.0 million decrease from the $109.8 million recorded in 2007. The decrease was primarily due to lower average cash, cash equivalents and marketable securities balances resulting from the March 2008 cash payment of $746.8 million related to the Pharmion acquisition and the October 3, 2008 payment of $425.0 million to Pfizer where we prepaid our royalty obligation under the June 7, 2001 5-azacytidine license in full, in addition to reduced yields on invested balances. Interest and investment income, net included other-than-temporary impairment losses on marketable securities available for sale totaling $2.4 million in 2008 and $5.5 million 2007.
Interest and investment income, net increased by $69.5 million in 2007 compared to 2006 due to higher average cash, cash equivalents and marketable securities balances resulting from the November 2006 issuance of an additional 20,000,000 shares of our common stock, which generated net proceeds of $1.006 billion.
Equity in losses of affiliated companies: Under the equity method of accounting, we recorded losses of $3.7 million, $4.5 million and $8.2 million in 2008, 2007 and 2006, respectively. In addition, impairment losses of $6.0 million were recorded in 2008. The impairment losses were based on an evaluation of several factors, including an other than temporary decrease in fair value of an equity investment below our cost. The $3.7 million decrease in losses in 2007 compared to 2006 was primarily due to a charge of $3.1 million for in-process research and development related to an acquisition made by one of our investment companies in 2006.
Interest expense: Interest expense was $4.4 million, $11.1 million and $9.4 million in 2008, 2007 and 2006, respectively, and primarily reflected interest and amortization of debt issuance costs related to the $400 million convertible notes issued on June 3, 2003. The $6.7 million decrease in 2008 was primarily due to a substantial conversion of convertible debt into our common stock in December 2007 and the completion of conversions in June 2008. Interest expense increased $1.7 million in 2007 compared to 2006 due to the inclusion of a full year’s interest on the note payable to Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried), resulting from the December 2006 acquisition of the API manufacturing facility in Zofingen, Switzerland.
Other income (expense), net: Other income (expense), net for the years ended December 31, 2008, 2007 and 2006 were as follows:

In thousands $	2008	2007	2006

Other income (expense), net	$24,722	$(2,350)	$5,502
Increase (decrease) in income from prior year	$27,072	$(7,852)	$12,220

Other income (expense), net was income of $24.7 million in 2008 and an expense of $2.4 million in 2007. The $27.1 million increase in income was primarily due to favorable foreign exchange rates, which was partly offset by an other-than-temporary impairment loss recorded on an equity investment. The expense in 2007 included expenses related to a termination benefit resulting from the modification of certain outstanding stock options of a terminated employee and was partly offset by foreign exchange gains.
The $7.9 million decrease in other income (expense), net in 2007 compared to 2006 was partly due to the modification of certain outstanding stock options and a $3.8 million decrease in foreign exchange gains.
Income tax provision: The income tax provision for 2008 was $164.8 million with an effective tax rate of negative 12.0%. The effective tax rate was negatively impacted by non-deductible IPR&D charges incurred in connection with the acquisition of Pharmion. The effective tax rate, excluding the impact of the IPR&D and the expense related to the prepayment of our royalty obligation for unapproved products, was 24.8% which reflects the benefit of our low tax Swiss manufacturing operations and our overall global mix of income. The income tax provisions for 2007 and 2006 were $290.5 million and $133.9 million, respectively, with effective tax rates of 56.2% and 66.0%, respectively, and reflected the impact of certain expenses incurred in taxing jurisdictions outside the United States for which we did not receive a tax benefit and nondeductible expenses which included share-based compensation expense related to incentive stock options.
Net income (loss): Net income (loss) and per common share amounts for the years ended December 31, 2008, 2007 and 2006 were as follows:

In thousands $, except per share amounts	2008	2007	2006

Net income (loss)	$(1,533,653)	$226,433	$68,981

Per common share amounts:
Basic	$(3.46)	$0.59	$0.20
Diluted (1)	$(3.46)	$0.54	$0.18

Weighted average shares:
Basic	442,620	383,225	352,217
Diluted	442,620	431,858	407,181

(1)	In computing diluted earnings per share for 2007 and 2006, the numerator has been adjusted to add back the after-tax amount of interest expense recognized in the year on our convertible debt. No adjustment to the numerator or denominator was made in 2008 due to the anti-dilutive effect of any potential common stock as a result of our net loss.
2008 compared to 2007: Net income decreased by $1.760 billion in 2008 compared to 2007 primarily due to $1.740 billion in IPR&D charges and $102.3 million in acquired intangibles amortization related to the acquisition of Pharmion in March 2008, in addition to a $303.1 million charge for the October 3, 2008 royalty obligation payment to Pfizer that related to the unapproved forms of VIDAZA®. These costs were partly offset by an increase in net revenues provided by REVLIMID® and VIDAZA®.
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

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the years ended December 31, 2008, 2007 and 2006 were as follows:

				Increase (Decrease)
				2008	2007
				versus	versus
In thousands $	2008	2007	2006	2007	2006

Net cash provided by operating activities	$182,187	$477,500	$83,561	$(295,313)	$393,939
Net cash (used in) provided by investing activities	$(522,246)	$(990,186)	$6,784	$467,940	$(996,970)
Net cash provided by financing activities	$281,629	$287,695	$1,221,246	$(6,066)	$(933,551)
Operating Activities: Net cash provided by operating activities in 2008 decreased by $295.3 million to $182.2 million as compared to 2007. The decrease in net cash provided by operating activities was primarily attributable to:
•	the October 3, 2008 prepayment of our royalty obligation under the June 7, 2001 5-azacytidine license in full for $425.0 million,
•	timing of receipts and payments in the ordinary course of business and
•	partly offset by an expansion of our operations.
Also see discussion of cash, cash equivalents, marketable securities and working capital below.
Investing Activities: Net cash used in investing activities in 2008 decreased by $467.9 million to $522.2 million as compared to 2007. The decrease in net cash used in by investing activities was primarily attributable to:
•	net proceeds from net sales of marketable securities available for sale of $312.1 million in 2008 compared to net purchases of $893.3 million in 2007 and
•	offset by the $746.8 million of cash paid to acquire Pharmion.
Capital expenditures made in 2008, 2007 and 2006 related primarily to the expansion of our manufacturing capabilities, upgrades to our facilities, as well as spending on computer and laboratory equipment to accommodate our business growth. In 2008, capital expenditures also included the cost of implementing the Oracle Enterprise Business Suite, or EBS. In 2007, capital expenditures also included the cost of building our international headquarters in Boudry, Switzerland and computer equipment. In 2006, capital expenditures also included the purchase of machinery and equipment to support our business growth. For 2009, we are forecasting capital expenditures in the range of approximately $60 million to $70 million compared to approximately $77.4 million in 2008, and we expect to fund this with our operating cash flows.
Financing Activities: Net cash provided by financing activities for 2008 decreased by $6.1 million to $281.6 million as compared to 2007. The decrease in net cash provided by financing activities was primarily attributable to:
•	a decrease in the proceeds from the exercise of common stock options and warrants
•	partly offset by an increase in the tax benefit from share-based compensation arrangements.

Cash, cash equivalents, marketable securities and working capital: Working capital and cash, cash equivalents and marketable securities for the years ended December 31, 2008 and 2007 were as follows:

			2008
In thousands $	2008	2007	Decrease

Cash, cash equivalents and marketable securities	$2,222,091	$2,738,918	$756,698
Working capital (1)	$2,299,122	$2,835,205	$844,236
(1)	Includes cash, cash equivalents and marketable securities, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.
Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, and FDIC guaranteed fixed rate corporate debt. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The decrease in cash, cash equivalents and marketable securities available for sale in 2008 compared to 2007 was primarily due to the net payment of $746.8 million relating to the Pharmion acquisition and the October 3, 2008 prepayment of our royalty obligation under the June 7, 2001 5-azacytidine license in full for $425.0 million, which was partly offset by increased cash generated from operations.
Accounts Receivable, Net: Accounts receivable, net increased by $145.0 million to $312.2 million in 2008 compared to 2007 partly due to the inclusion of receivables related to sales of VIDAZA® and THALOMID®, which were obtained from the Pharmion acquisition and an increase in sales of REVLIMID®. Days of sales outstanding, or DSO, in 2008 amounted to 42 days compared to 41 days in 2007. The increase in DSO reflects increased international sales for which collection periods are longer than for U.S. sales.
Inventory: Inventory in 2008 totaled $100.2 million and increased by $51.1 million compared to 2007 primarily as a result of the addition of VIDAZA® inventory and a higher level of THALOMID® inventory in anticipation of launches in European markets.
Other Current Assets: Other current assets in 2008 totaled $190.4 million and increased by $81.8 million compared to 2007 primarily due to an increase in sales, use and value-added taxes as a result of our continued international expansion, in addition to the current portion of the prepaid VIDAZA® royalty obligation.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities totaled $474.7 million in 2008 and increased $250.9 million compared to 2007. The increase was primarily due to $27.6 million remaining balance in restructuring reserves related to the acquisition of Pharmion, the inclusion of a net liability of $59.1 million for foreign currency forward hedging contracts, a $35.4 million increase in clinical related spending, a $34.5 million increase in compensation related liabilities and an increase in sales return, rebate and chargeback accruals of $17.2 million.
Income Taxes Payable (Current and Non-Current): Income taxes payable increased $193.4 million in 2008 compared to 2007 primarily from provisions for income taxes of $290.8 million and tax liabilities acquired in the Pharmion acquisition of $108.8 million partially offset by tax payments of $29.3 million and a tax benefit on stock option exercises of $172.6 million.

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
Contractual Obligations
The following table sets forth our contractual obligations as of December 31, 2008:

	Payment Due By Period
	Less than			More than
In thousands $	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Operating leases	$19,334	$32,325	$14,804	$13,767	$80,230
Manufacturing facility note payable	$3,835	$7,671	$7,484	$11,225	$30,215
Other contract commitments	$43,135	$5,437	$—	$—	$48,572

Total	$66,304	$45,433	$22,288	$24,992	$159,017

Operating leases: We lease office and research facilities under various operating lease agreements in the United States and various international markets. The non-cancelable lease terms for the operating leases expire at various dates between 2009 and 2017 and include renewal options. In general, we are also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. For more information on the major facilities that we occupy under lease arrangements refer to Part I, Item 2, “Properties” of this Annual Report on Form 10-K.
Manufacturing Facility Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried located in Zofingen, Switzerland. At December 31, 2008, the fair value of our note payable to Siegfried approximated the carrying value of the note of $26.0 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
Other Contract Commitments: Other contract commitments include $31.2 million in contractual obligations related to product supply contracts that were assumed by us with the Pharmion acquisition.
We have committed to invest $20.0 million in an investment fund over a ten-year period, which is callable at any time. On December 31, 2008, our remaining investment commitment was $14.1 million. For more information refer to Note 19 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
Income Taxes Payable: We have provided a liability for unrecognized tax benefits related to various federal, state and foreign income tax matters of $385.2 million at December 31, 2008 of which $26.6 million is classified as current. The remaining balance of $358.6 million is classified as non-current because the timing of the settlement of these amounts is not reasonably estimable as of December 31, 2008. We do not expect a settlement of the unrecognized tax benefits classified as non-current within the next 12 months.
Collaboration Arrangements: We have entered into certain research and development collaboration arrangements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and /or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded on our contractual obligations table.

New Accounting Principles
In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The effective date for financial assets and liabilities that are recognized on a recurring basis was January 1, 2008. We have determined that our adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on our consolidated financial statements. See Note 5 of the Notes to the Consolidated Financial Statements included in this Annual Report for expanded disclosures required by SFAS 157. We currently do not expect that the adoption of SFAS 157 related to non-financial assets will have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 was effective for us beginning January 1, 2008 and did not have an impact on our consolidated financial statements as we did not choose to use the fair value option.
In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-3, “Accounting for Non-Refundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities,” or EITF 07-3, which provides that non-refundable advance payments for future research and development activities should be deferred and capitalized until the related goods are delivered or the related services are performed. EITF 07-3 was effective for us on a prospective basis beginning January 1, 2008 and did not have a material impact on our consolidated financial statements.
In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-1 will be effective for us beginning January 1, 2009 on a retrospective basis. We currently do not expect that the adoption of EITF 07-1 will have a material impact on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS 141R, which replaces FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in SFAS 141R. SFAS 141R amended SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, and FASB Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” or FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisition adjustments to a business combination related deferred tax asset valuation allowance and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141R does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, after SFAS 141R is adopted, all changes to valuation allowances and liabilities related to uncertain tax positions from an acquisition (whether the combination was accounted for under SFAS 141 or SFAS 141R) must be recognized in current period income tax expense. SFAS 141R is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is effective for us beginning January 1, 2009 and we will account for future business combinations in accordance with its provisions, in addition to adopting its provisions related to post-acquisition adjustments to taxes.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” or SFAS 160, which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. Upon implementation, prior periods will be recast for the changes required by SFAS 160. We currently do not expect that the adoption of SFAS 160 will have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS 161 is effective for us during the interim period beginning January 1, 2009 and we will adopt the disclosure provisions in our financial statements as of March 31, 2009.
In April 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We currently do not expect that the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial statements.
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The requirements for separate accounting must be applied retrospectively to previously issued convertible debt issuances as well as prospectively to newly issued convertible debt issuances, negatively affecting both net income and earnings per share, in financial statements issued for fiscal years beginning after December 15, 2008. Since our past convertible debt issuance did not include a cash settlement feature, the adoption of FSP APB 14-1 will not have any impact on our consolidated financial statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Since our past share-based payment awards did not include non-forfeitable rights to dividends or dividend equivalents, the adoption of FSP EITF 03-6-1 will not have any impact on our consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP FAS 157-3. The FSP clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued and did not have a material impact on our financial statements.
In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” or EITF 08-6, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We currently do not expect that the adoption of EITF 08-6 will have a material impact on our consolidated financial statements.
In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7, which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. It is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. EITF 08-7 is effective for us beginning January 1, 2009 and we will account for defensive intangible assets acquired in future business combinations in accordance with its provisions.
Critical Accounting Estimates and Significant Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report, we believe the following accounting estimates and policies to be critical:
Revenue Recognition on Collaboration Agreements: We have formed collaborative research and development agreements and alliances with several pharmaceutical companies. These agreements are in the form of research and development and license agreements. The agreements call for non-refundable upfront payments, milestone payments on achieving significant milestone events and in some cases ongoing research funding. The agreements also contemplate royalty payments on sales if and when the compounds receive regulatory marketing approval.
Our revenue recognition policies for all non-refundable upfront license fees and milestone arrangements are in accordance with the guidance provided in the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition,” or SAB 104. In addition, we follow the provisions of EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, for multiple element revenue arrangements entered into or materially amended after June 30, 2003. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes and, if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement.

Under arrangements where the license fees and research and development activities can be accounted for as a separate unit of accounting, non-refundable upfront license fees are deferred and recognized as revenue on a straight-line basis over the expected term of our continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with achievement of the milestone. If any of these conditions are not met, we would recognize a proportionate amount of the milestone payment upon receipt as revenue that correlates to work already performed and the remaining portion of the milestone payment will be deferred and recognized as revenue as we complete our performance obligations.
Gross to Net Sales Accruals for Sales Returns, Government Rebates and Chargebacks and Distributor Service Fees: Our gross to net sales accruals for Sales Returns, Government Rebates and Chargebacks and Distributor Service Fees are based on our sales and/or estimates of third-party inventories. Our distribution programs in certain markets and our accrual methodologies are described in more detail below.
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
VIDAZA® is distributed through the more traditional pharmaceutical industry supply chain. VIDAZA® is not subjected to S.T.E.P.S.® or RevAssist® distribution restrictions. It may be stocked by multiple wholesalers and prescribed by physicians without our preauthorization.

ALKERAN® is distributed in a similar fashion as VIDAZA®.
Sales Returns: We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. We analyze historic returns experience on closed lots and historical return trend rates on open lots. Any changes from the historical trend rates are considered in determining the current sales return allowance. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product, although the prescribing pharmacy/hospital may stock THALOMID®. REVLIMID® is distributed primarily through contracted specialty pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date. VIDAZA® and ALKERAN® are sold in the United States to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals and other institutional customers.
External factors such as price changes from competitors and introductions of new and generic competing products could have an impact on our sales returns. Our sales returns have not been impacted thus far by such external factors; however, we continue to monitor such factors.
Government Rebates: Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate amount formula established by the Center for Medicaid and Medicare Services. Certain foreign markets have government-sponsored programs that require rebates to be paid and accordingly the rebate accruals are determined primarily on estimated eligible sales.
Chargebacks and Distributor Service Fees: Chargebacks are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor service fees accruals are based on contractual fees to be paid to the wholesale distributor for services provided. On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TRICARE to include prescription drugs dispensed by TRICARE retail network pharmacies. TRICARE rebate accruals reflect this program expansion and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.
Other Gross to Net Sales Accruals: We record sales discounts accruals based on payment terms extended to customers.
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
We adopted the provisions of FIN 48 and FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” or FSP FIN 48-1, effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We had no cumulative effect adjustment related to the adoption. We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes. These unrecognized tax benefits relate primarily to issues common among multinational corporations in our industry. We apply a variety of methodologies in making these estimates which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the Internal Revenue Service and other taxing authorities, as well as our own industry experience. We provide estimates for unrecognized tax benefits. If our estimates are not representative of actual outcomes, our results of operations could be materially impacted.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2008, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.
Share-Based Compensation: We adopted the provisions of SFAS, No. 123R, “Share-Based Payment,” or SFAS 123R, effective January 1, 2006, which requires that all share-based payment transactions be recognized in the financial statements at their fair values. We adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. We use the Black-Scholes option pricing model to estimate the fair value of options on the date of grant which requires certain estimates to be made by management including the expected forfeiture rate and expected term of the options. Management also makes decisions regarding the method of calculating the expected volatilities and the risk-free interest rate used in the model. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized over the remaining service period after the adoption date (for additional information refer to Note 15 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).
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

Investment in Affiliated Companies: Our investment in affiliated companies is comprised of investments in common stock of affiliated companies and investment funds which primarily invest in companies conducting business in life sciences such as biotechnology, pharmaceuticals, medical technology, devices, diagnostics and health and wellness. If the carrying value of an asset were to exceed its fair value, we would review it to determine if an other-than-temporary decline in value of the investment has been sustained. If the investment is determined to have sustained an other-than-temporary decline in value, the investment would be written down to its fair value. Such an evaluation is judgmental and dependent on the specific facts and circumstances. Factors that we consider in determining whether an other-than-temporary decline in value has occurred include: the market value of the security in relation to its cost basis, the period of time that the market value is below cost, the financial condition of the investee and our intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment. We evaluate information that we are aware of in addition to quoted market prices, if any, in determining if an other-than-temporary decline in value exists.
Accounting for Long-Term Incentive Plans: We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have two three-year performance cycles running concurrently ending December 31, 2009 and 2010. We also anticipate the approval of a new 3-year performance cycle ending December 31, 2011 to be adopted by the Board of Directors at the end of February 2009. Performance measures for each LTIP are based on the following components in the last year of the three-year cycle: 25% on earnings per share, 25% on net income and 50% on total revenue, as defined.
Payouts may be in the range of 0% to 200% of the participant’s salary for the plans. Awards are payable in cash or, at our discretion, in our common stock based upon our stock price at the payout date. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control.
Accruals recorded for the LTIP entail making certain assumptions concerning future earnings per share, net income and revenues, as defined; the actual results of which could be materially different than the assumptions used. Accruals for the LTIP are reviewed on a regular basis and revised accordingly so that the liability recorded reflects updated estimates of future payouts. In estimating the accruals, management considers actual results to date for the performance period, expected results for the remainder of the performance period, operating trends, product development, pricing and competition.
Valuation of acquired intangible assets and acquired in-process research and development: We have acquired intangible assets primarily through business combinations. When identifiable intangible assets, including in-process research and development, are acquired we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, and the models require the use of significant estimates and assumptions including but not limited to:
•	projecting regulatory approvals,
•	estimating future cash flows from product sales resulting from completed products and in-process projects and
•	developing appropriate discount rates and probability rates.

Goodwill and Other Intangible Assets: We account for goodwill and other intangible assets in accordance with SFAS 141, “Business Combinations,” or SFAS 141, (replaced by SFAS 141R for business combinations consummated on or after January 1, 2009) and SFAS 142, “Goodwill and Other Intangible Assets,” or SFAS 142. SFAS 141 requires that the purchase method of accounting be used for all business combinations. It specifies the criteria which intangible assets acquired in a business combination must meet in order to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets determined to have indefinite lives be tested for impairment at least annually and whenever events or circumstances occur that indicate impairment might have occurred.
Our identifiable intangible assets are subject to amortization. SFAS 142 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS 144. SFAS 144 requires, among other things, that long-lived assets be measured at the lower of carrying amount or fair value, less cost to sell. We review our intangibles with determinable lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
Our judgment regarding the existence of impairment indicators is based on historical and projected future operating results, changes in the manner of our use of the acquired assets or our overall business strategy, and market and economic trends. In the future, events could cause us to conclude that impairment indicators exist and that certain other intangibles with determinable lives and other long-lived assets are impaired which may result in an adverse impact on our financial condition and results of operations.
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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2008, our market risk sensitive instruments consisted of marketable securities available for sale, our note payable and certain foreign currency forward contracts.
Marketable Securities Available for Sale: At December 31, 2008, our marketable securities available for sale consisted of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, Federal Deposit Insurance Corporation, or FDIC, guaranteed fixed rate corporate debt, private cash fund shares and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency, including issues from the Federal Home Loan Bank, or FHLB, Fannie Mae, and Freddie Mac. U.S. government-sponsored agency mortgage-backed securities include fixed rate asset-backed securities issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association, or GNMA. FDIC guaranteed corporate debt includes obligations of bank holding companies that meet certain criteria set forth under the Temporary Liquidity Guaranty Program, or TLGP, and is unconditionally guaranteed by the FDIC.

Fannie Mae, Freddie Mac, FHLB and GNMA are regulated by the recently established Federal Housing Finance Agency, or FHFA. On September 7, 2008, the U.S. government, through the FHFA and the U.S. Treasury, announced that it was placing both Fannie Mae and Freddie Mac into conservatorship, with the FHFA assuming their day-to-day operations. On that same day, the U.S. Treasury established a new secured lending credit facility available to Fannie Mae and Freddie Mac, which is intended to serve as an ultimate liquidity backstop. This action, in essence, implemented the temporary liquidity backstop authority granted to the U.S. Treasury by Congress in July 2008, and will be available until December 2009. These measures were taken with the goal of preserving the value of the debt and mortgage-backed securities issued by these U.S. government-sponsored agencies as well as to ensure that these agencies have future access to capital. The U.S. Treasury and the Federal Reserve Bank, or Fed, continue to monitor the capital requirements and access to liquidity for the U.S. government-sponsored agencies. Working with the Congress and the Office of the President, the U.S. Treasury and the Fed have pledged to continue to provide capital and liquidity to the U.S. government-sponsored agencies. We have not recorded any impairments against our holdings in these securities.
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
As of December 31, 2008, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows:

	Duration
	Less than			More Than
In thousands $	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$402,472	$595,359	$73,611	$21,328	$1,092,770
Fair value	$408,274	$617,802	$80,138	$23,084	$1,129,298
Average interest rate	1.6%	1.8%	1.6%	3.9%	1.8%
Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried. At December 31, 2008, the fair value of our note payable to Siegfried approximated the carrying value of the note of $26.0 million (See Note 10 of the Notes to the Consolidated Financial Statements included in this Annual Report). Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We enter into foreign currency forward contracts to protect against changes in foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with U.S. dollar denominated expenses incurred by subsidiaries in Europe. We also enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with product sales in Europe. These foreign currency forward contracts are designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net. The foreign currency forward hedging contracts outstanding at December 31, 2008 had an aggregate notional amount of approximately $704.2 million and had settlement dates within 24 months. The fair value of these contracts was a net liability of $48.4 million at December 31, 2008 and is reflected in other current assets of $1.6 million and other current liabilities of $50.0 million.
We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. At December 31, 2008, we had foreign currency forward contracts outstanding denominated in various currencies, including Euros, Swiss Francs, British Pounds, Japanese Yen and U.S. Dollars, with an aggregate notional amount of approximately $56.6 million and expiring within 12 months. The foreign currency forward contracts are economic hedges of certain assets and liabilities that are remeasured through earnings each period along with the underlying hedged item. At December 31, 2008, the fair value of these foreign currency forward contracts was a net liability of $9.1 million and is included in other current liabilities.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the December 31, 2008 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $75.8 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or hedge assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income (loss) and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or remeasured through earnings each period along with the underlying hedged item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CELGENE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts.” These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1, 5, 15 and 18 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” on January 1, 2008, Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007 and Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” on January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
February 17, 2009

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2008	2007

Assets

Current assets:
Cash and cash equivalents	$1,092,386	$1,218,273
Marketable securities available for sale	1,129,705	1,520,645
Accounts receivable, net of allowances of $9,391 and $4,659 at December 31, 2008 and 2007, respectively	312,243	167,252
Inventory	100,176	49,076
Deferred income taxes	16,415	20,506
Other current assets	190,441	108,669

Total current assets	2,841,366	3,084,421

Property, plant and equipment, net	248,971	197,428
Investment in affiliated companies	18,392	14,422
Intangible assets, net	434,764	92,658
Goodwill	588,822	39,033
Other assets	312,955	183,322

Total assets	$4,445,270	$3,611,284

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$53,859	$37,876
Accrued expenses	306,120	159,220
Income taxes payable	51,162	4,989
Convertible notes	—	196,555
Current portion of deferred revenue	1,419	7,666
Other current liabilities	114,688	26,625

Total current liabilities	527,248	432,931

Deferred revenue, net of current portion	3,127	60,303
Non-current income taxes payable	358,578	211,307
Other non-current liabilities	64,989	62,799

Total liabilities	953,942	767,340

Commitments and Contingencies

Stockholders’ equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at December 31, 2008 and 2007	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 463,274,296 and 407,150,694 shares at December 31, 2008 and 2007, respectively	4,633	4,072
Common stock in treasury, at cost; 4,144,667 and 4,026,116 shares at December 31, 2008 and 2007, respectively	(157,165)	(149,519)
Additional paid-in capital	5,180,397	2,780,849
(Accumulated deficit) retained earnings	(1,408,993)	124,660
Accumulated other comprehensive (loss) income	(127,544)	83,882

Total stockholders’ equity	3,491,328	2,843,944

Total liabilities and stockholders’ equity	$4,445,270	$3,611,284

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2008	2007	2006

Revenue:

Net product sales	$2,137,678	$1,300,441	$811,605
Collaborative agreements and other revenue	14,945	20,109	18,189
Royalty revenue	102,158	85,270	69,079

Total revenue	2,254,781	1,405,820	898,873

Expenses:

Cost of goods sold (excluding amortization expense)	258,267	130,211	125,759
Research and development	931,218	400,456	259,956
Selling, general and administrative	685,547	440,962	329,749
Amortization of acquired intangible assets	103,967	9,070	8,718
Acquired in-process research and development	1,740,000	—	—

Total expenses	3,718,999	980,699	724,182

Operating income (loss)	(1,464,218)	425,121	174,691

Other income and expense:
Interest and investment income, net	84,835	109,813	40,352
Equity in losses of affiliated companies	9,727	4,488	8,233
Interest expense	4,437	11,127	9,417
Other income (expense), net	24,722	(2,350)	5,502

Income (loss) before income taxes	(1,368,825)	516,969	202,895

Income tax provision	164,828	290,536	133,914

Net income (loss)	$(1,533,653)	$226,433	$68,981

Net income (loss) per common share:
Basic	$(3.46)	$0.59	$0.20
Diluted	$(3.46)	$0.54	$0.18

Weighted average shares (in thousands):
Basic	442,620	383,225	352,217

Diluted	442,620	431,858	407,181

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Cash flows from operating activities:
Net income (loss)	$(1,533,653)	$226,433	$68,981
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of long-term assets	44,536	22,057	16,679
Amortization of intangible assets	104,365	9,478	9,035
Provision for accounts receivable allowances	6,232	9,489	2,169
Deferred income taxes	(104,588)	(10,077)	(55,491)
Acquired in-process research and development	1,740,000	—	—
Share-based compensation expense	106,578	58,825	76,748
Equity in losses of affiliated companies	8,884	3,578	7,401
Share-based employee benefit plan expense	8,314	5,365	6,517
Other, net	11,680	5,875	4,244

Change in current assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(107,685)	(47,367)	(55,290)
Inventory	(25,867)	(23,967)	(1,600)
Other operating assets	(130,714)	(19,933)	(53,464)
Accounts payable and other operating liabilities	(15,572)	83,729	(32,989)
Income tax payable	69,610	157,621	93,265
Deferred revenue	67	(3,606)	(2,644)

Net cash provided by operating activities	182,187	477,500	83,561

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,148,116	1,654,354	857,918
Purchases of marketable securities available for sale	(835,967)	(2,547,686)	(780,101)
Payments for acquisition of business, net of cash acquired	(746,779)	—	—
Capital expenditures	(77,379)	(64,359)	(58,582)
Investment in affiliated companies	(12,855)	(1,621)	(7,400)
Purchases of investment securities	(9,436)	(23,356)	(5,051)
Other	12,054	(7,518)	—

Net cash provided by (used in) investing activities	(522,246)	(990,186)	6,784

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	128,583	144,703	113,072
Excess tax benefit from share-based compensation arrangements	153,046	142,992	101,992
Issuance of common stock	—	—	1,006,182

Net cash provided by financing activities	281,629	287,695	1,221,246

Effect of currency rate changes on cash and cash equivalents	(67,457)	3,849	4,508

Net increase (decrease) in cash and cash equivalents	(125,887)	(221,142)	1,316,099

Cash and cash equivalents at beginning of year	1,218,273	1,439,415	123,316

Cash and cash equivalents at end of year	$1,092,386	$1,218,273	$1,439,415

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2008	2007	2006

Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized loss (gain) on marketable securities available for sale	$87,349	$(81,325)	$(16,576)

Matured shares tendered in connection with stock option exercises	$(7,646)	$(6,457)	$(104,183)

Conversion of convertible notes	$196,543	$203,334	$95

Note payable for purchase of manufacturing facility	$—	$—	$26,086

Supplemental disclosure of cash flow information:
Interest paid	$1,640	$6,700	$6,999

Income taxes paid	$29,319	$—	$25,677

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

					Accumulated
					Other
			Additional	Retained	Comprehensive
	Common	Treasury	Paid-in	Earnings	Income
Years Ended December 31, 2008, 2007 and 2006	Stock	Stock	Capital	(Deficit)	(Loss)	Total
Balances at December 31, 2005	$3,441	$(50,601)	$853,601	$(170,754)	$8 8	$635,775

Net income				68,981		68,981
Other comprehensive income:
Increase in unrealized gain on available for sale securities, net of tax of $6,013					6,499	6,499
Reclassification adjustment for losses included in net income, net of tax of $4,062					4,390	4,390
Currency translation adjustments					1,380	1,380

Comprehensive income						$81,250
Treasury stock -mature shares tendered related to option exercise		(104,183)				(104,183)
Issuance of common stock related to the 2:1 February 17, 2006 stock split	15		(15)			—
Conversion of long-term convertible notes	—		95			95
Issuance of common stock related to the secondary stock offering	200		1,005,982			1,006,182
Exercise of stock options and warrants	144	1,476	158,221			159,841
Issuance of common stock for employee benefit plans		5,211	1,306			6,517
Issuance of restricted stock	1		(1)			—
Expense related to stock-based compensation and restricted stock granted to employees			76,748			76,748
Income tax benefit upon exercise of stock options			113,952			113,952

Balances at December 31, 2006	3,801	(148,097)	2,209,889	(101,773)	12,357	1,976,177

Net income				226,433		226,433
Other comprehensive income:
Increase in unrealized gain on available for sale securities, net of tax of $29,631					47,834	47,834
Reclassification adjustment for losses included in net income, net of tax of $3,860					6,232	6,232
Pension liability adjustment					(31)	(31)
Currency translation adjustments					17,490	17,490

Comprehensive income						$297,958
Treasury stock -mature shares tendered related to option exercise		(6,457)				(6,457)
Costs related to 2006 secondary stock offering			(3)			(3)
Conversion of long-term convertible notes	168		203,166			203,334
Exercise of stock options and warrants	103		146,763			146,866
Issuance of common stock for employee benefit plans		5,035	2,901			7,936
Expense related to stock-based compensation			58,825			58,825
Income tax benefit upon exercise of stock options			159,308			159,308

Balances at December 31, 2007	4,072	(149,519)	2,780,849	124,660	83,882	2,843,944

Net loss				(1,533,653)		(1,533,653)
Other comprehensive income:
Increase in unrealized gain on available for sale securities, net of tax of $5,211					8,413	8,413
Reversal of unrealized gains on Pharmion investment, net of tax of $38,904					(62,806)	(62,806)
Reclassification adjustment for losses included in net loss, net of tax of $736					1,188	1,188
Unrealized losses on cash flow hedges					(50,117)	(50,117)
Pension liability adjustment					(3,290)	(3,290)
Net asset transfer of common control foreign subsidiaries			4,337		(4,337)	—
Currency translation adjustments					(100,477)	(100,477)

Comprehensive (loss)						$(1,740,742)
Treasury stock -mature shares tendered related to option exercise		(7,646)	3,861			(3,785)
Acquisition of Pharmion Corp.	308		1,793,838			1,794,146
Conversion of long-term convertible notes	162		196,381			196,543
Exercise of stock options and warrants	90		128,439			128,529
Issuance of common stock for employee benefit plans	1		5,178			5,179
Expense related to stock-based compensation			106,951			106,951
Income tax benefit upon exercise of stock options			160,563			160,563

Balances at December 31, 2008	$4,633	$(157,165)	$5,180,397	$(1,408,993)	$(127,544)	$3,491,328

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts, unless otherwise indicated)
(1) Nature of Business and Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation: Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. On March 7, 2008, the Company acquired Pharmion Corporation, or Pharmion, which prior to the acquisition was a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients, for $2.67 billion in a combination of cash and Celgene common stock.
The Company’s commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide PharmionTM subsequent to the acquisition of Pharmion, on March 7, 2008), VIDAZA®, ALKERAN® and FOCALIN®. ALKERAN® is licensed from GlaxoSmithKline, or GSK, and sold under the Celgene label. The agreement with GSK expires in March 2009 and will not be renewed. FOCALIN® is sold exclusively to Novartis Pharma AG, or Novartis. The Company also derives revenues from a licensing agreement with Novartis, which entitles it to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, and sales of bio-therapeutic products and services through the Company’s Cellular Therapeutics subsidiary.
The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. Investments in limited partnerships and interests where the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. Certain prior year amounts have been reclassified to conform to the current year’s presentation.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Instruments: Certain financial instruments reflected in the Consolidated Balance Sheets, (e.g., cash, cash equivalents, accounts receivable, certain other assets, accounts payable and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature. The fair values of financial instruments other than marketable securities are determined through a combination of management estimates and information obtained from third parties using the latest market data. The fair value of available-for-sale marketable securities is determined utilizing the valuation techniques appropriate to the type of security (See Note 5).
Derivative Instruments and Hedges: Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended, requires that all derivative instruments be recognized on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged item. The Company assesses, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If the Company determines that a forecasted transaction is no longer probable of occurring, it discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. The Company uses derivative instruments, including those not designated as part of a hedging transaction, to manage its exposure to movements in foreign exchange rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce the Company’s risk or cost. The Company does not use derivative instruments for speculative trading purposes and is not a party to leveraged derivatives.
Cash, Cash Equivalents and Marketable Securities Available for Sale: The Company invests its excess cash in money market funds and in highly liquid debt instruments, including U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, Federal Deposit Insurance Corporation, or FDIC, guaranteed fixed rate corporate debt, private cash fund shares and equity securities. Investments with maturities of three months or less from the date of purchase are classified as cash equivalents and investments with maturities of greater than three months from date of purchase are classified as marketable securities available for sale. Marketable securities available for sale are carried at fair value, held for an indefinite period of time and intended for use in meeting the Company’s ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization and accretion, along with realized gains and losses, are included in interest and investment income, net.
A decline in the market value of any available-for-sale security below its carrying value that is determined to be other-than-temporary would result in a charge to earnings and decrease in the security’s carrying value to its newly established fair value. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in earnings performance, credit rating, asset quality or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the intent and ability to retain the investment for a sufficient period of time to allow for recovery in the market value of the investment; and issues that raise concerns about the issuer’s ability to continue as a going concern.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Concentration of Credit Risk: Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. The Company invests its excess cash primarily in U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate obligations and FDIC guaranteed fixed rate corporate debt with high credit ratings (See Note 6). The Company may also invest in unrated or below investment grade securities, such as equity in private companies. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates.
The Company sells its products in the United States primarily through wholesale distributors and contracted pharmacies. Therefore, wholesale distributors and large pharmacy chains account for a large portion of the Company’s trade receivables and net product revenues (See Note 20). International sales are primarily made directly to hospitals and clinics. In light of this concentration, the Company continuously monitors the creditworthiness of its customers and has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers, aging of receivable balances and general economic conditions.
Inventory: Inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. The Company periodically reviews the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, the Company will record a write-down to net realizable value in the period that the decline in value is first recognized. Included in inventory are raw materials used in the production of preclinical and clinical products, which are charged to research and development expense when consumed.
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

Buildings	40 years
Building and operating equipment	15 years
Manufacturing machinery and equipment	10 years
Other machinery and equipment	5 years
Furniture and fixtures	5 years
Computer equipment and software	3-7 years
Maintenance and repairs are charged to operations as incurred, while expenditures for improvements which extend the life of an asset are capitalized.
Investment in Affiliated Companies: The Company applies the equity method of accounting to its investments in common stock of affiliated companies and certain investment funds which primarily invest in companies conducting business in life sciences such as biotechnology, pharmaceuticals, medical technology, devices, diagnostics and health and wellness.
Equity investments are reviewed on a regular basis for possible impairment. If an investment’s fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: market value or exit price of the investment based on either market-quoted prices or future rounds of financing by the investee; length of time that the market value was below its cost basis; financial condition and business prospects of the investee; the Company’s intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee’s ability to continue as a going concern; any other information that the Company may be aware of related to the investment.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over fair value of net assets acquired in an acquisition accounted for by the purchase method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company tests its goodwill annually for impairment each November 30. Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur as described below. The Company has no intangible assets with indefinite useful lives.
Impairment of Long-Lived Assets: Long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the assets exceed their estimated future undiscounted net cash flows, an impairment charge is recognized by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.
Foreign Currency Translation: Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity’s most predominant cash flows. The results of operations for non-U.S. dollar functional currency entities are translated from functional currencies into U. S. dollars using the average currency rate during each period, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of the Company’s foreign entities into the U.S. dollar are excluded from the determination of net income and are recorded as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net in the Consolidated Statements of Operations.
Research and Development Costs: Research and development costs are expensed as incurred. These include all internal costs, external costs related to services contracted by the Company and research services conducted for others. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition: Revenue from the sale of products is recognized when title and risk of loss of the product is transferred to the customer. Provisions for discounts, early payments, rebates, sales returns and distributor chargebacks under terms customary in the industry are provided for in the same period the related sales are recorded.
The Company bases its sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data the Company uses to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, the Company tracks actual returns by individual production lots. The Company analyzes historic returns experience on closed lots and historical return trend rates on open lots. Any changes from the historical trend rates are considered in determining the current sales return allowance. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product, although the prescribing pharmacy/hospital may stock THALOMID®. REVLIMID® is distributed primarily through contracted specialty pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date. VIDAZA® and ALKERAN® are sold in the United States to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals and other institutional customers.
Revenue under research contracts is recorded as earned under the contracts, as services are provided. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” SAB 104, the Company identifies separate units of accounting based on the consensus reached in Emerging Issues Task Force, or EITF, Issue No. 00-21, “Revenue Arrangements With Multiple Deliverables”, or EITF 00-21. EITF 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. If the deliverables in a revenue arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting, the revenue recognition policy must be determined for the entire arrangement. Under arrangements where the license fees and research and development activities can be accounted for as a separate unit of accounting, non-refundable upfront license fees are deferred and recognized as revenue on a straight-line basis over the expected term of the Company’s continued involvement in the research and development process. Revenues from the achievement of research and development milestones, if deemed substantive, are recognized as revenue when the milestones are achieved, and the milestone payments are due and collectible. Milestones are considered substantive if all of the following conditions are met: (1) the milestone is non-refundable; (2) achievement of the milestone was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved to achieve the milestone; and (4) the amount of the milestone appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with achievement of the milestone. If any of these conditions are not met, the Company would recognize a proportionate amount of the milestone payment upon receipt as revenue that correlates to work already performed and the remaining portion of the milestone payment would be deferred and recognized as revenue as the Company completes its performance obligations.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Share-Based Compensation: Share-based compensation is recognized in accordance with SFAS No. 123R, “Share-Based Payment,” or SFAS 123R. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value for all awards granted after the date of adoption as well as for existing awards for which the requisite service had not been rendered as of the date of adoption.
The Company adopted SFAS 123R effective January 1, 2006 and selected the Black-Scholes method of valuation to determine the fair value of share-based payments. The Company applied the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service had not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statements of Operations over the remaining service period after the adoption date based on the original estimate of the fair value of the award. SFAS 123R required that compensation costs be recognized based on the estimated number of awards expected to vest. Changes in the estimated forfeiture rates are reflected prospectively.
Earnings Per Share: Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding as if the outstanding convertible debt was converted into shares of common stock and assuming potentially dilutive common shares, resulting from option exercises, had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock are the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to additional paid-in capital upon exercise. In periods in which there is a net loss, potentially dilutive common shares are excluded from the computation of diluted earnings per share as their effect would be anti-dilutive.
Comprehensive Income: The components of comprehensive income (loss) consist of net income (loss), changes in pension liability, the after-tax effects of changes in net unrealized gains (losses) on marketable securities classified as available for sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.
A summary of accumulated other comprehensive income, net of tax, is summarized as follows:

		Net Unrealized		Foreign	Accumulated
		Gains (Losses) From	Net Unrealized	Currency	Other
	Pension	Marketable	Gains (Losses)	Translation	Comprehensive
	Liability	Securities	From Hedges	Adjustment	Income (Loss)

Balance December 31, 2006	$—	$15,722	$—	$(3,365)	$12,357
Period Change	(31)	54,066	—	17,490	71,525

Balance December 31, 2007	(31)	69,788	—	14,125	83,882
Period Change	(3,290)	(53,205)	(50,117)	(104,814)	(211,426)

Balance December 31, 2008	$(3,321)	$16,583	$(50,117)	$(90,689)	$(127,544)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Capitalized Software Costs: The Company capitalizes software costs incurred in connection with developing or obtaining software. Capitalized software costs are included in property, plant and equipment, net and are amortized over their estimated useful life of three to seven years from the date the systems are ready for their intended use.
New Accounting Principles: In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The effective date for financial assets and liabilities that are recognized on a recurring basis was January 1, 2008. The Company has determined that its adoption of SFAS 157 on January 1, 2008 for financial assets and liabilities did not have a material impact on its consolidated financial statements. See Note 5 for expanded disclosures required by SFAS 157. The Company currently does not expect that the adoption of SFAS 157 related to non-financial assets will have a material impact on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also requires a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 was effective for the Company beginning January 1, 2008 and did not have an impact on its consolidated financial statements as the Company did not choose to use the fair value option.
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
In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-1 will be effective for the Company beginning January 1, 2009 on a retrospective basis. The Company currently does not expect that the adoption of EITF 07-1 will have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS 141R, which replaces FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R amended SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, and FASB Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” or FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisition adjustments to a business combination related deferred tax asset valuation allowance and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141R does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, after SFAS 141R is adopted, all changes to valuation allowances and liabilities related to uncertain tax positions from an acquisition (whether the combination was accounted for under SFAS 141 or SFAS 141R) must be recognized in current period income tax expense. It is effective prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R is effective for the Company beginning January 1, 2009 and the Company will account for future business combinations in accordance with its provisions, in addition to adopting its provisions related to post-acquisition adjustments to taxes.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” or SFAS 160, which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. It is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. Upon implementation, prior periods will be recast for the changes required by SFAS 160. The Company currently does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. SFAS 161 is effective for the Company during the interim period beginning January 1, 2009 and the Company will adopt the disclosure provisions in its financial statements as of March 31, 2009.
In April 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS142-3 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company currently does not expect that the adoption of FSP FAS 142-3 will have a material impact on its consolidated financial statements.
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The requirements for separate accounting must be applied retrospectively to previously issued convertible debt issuances as well as prospectively to newly issued convertible debt issuances, negatively affecting both net income and earnings per share, in financial statements issued for fiscal years beginning after December 15, 2008. Since the Company’s past convertible debt issuance did not include a cash settlement feature, the adoption of FSP APB 14-1 will not have any impact on its consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. Since the Company’s past share-based payment awards did not include non-forfeitable rights to dividends or dividend equivalents, the adoption of FSP EITF 03-6-1 will not have any impact on its consolidated financial statements.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP FAS 157-3. The FSP clarifies the application of FASB Statement No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP was effective upon issuance, including prior periods for which financial statements have not been issued and did not have a material impact on the Company’s financial statements.
In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” or EITF 08-6, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company currently does not expect that the adoption of EITF 08-6 will have a material impact on its consolidated financial statements.
In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7, which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. It is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. EITF 08-7 is effective for the Company beginning January 1, 2009 and the Company will account for defensive intangible assets acquired in future business combinations in accordance with its provisions.
(2) Acquisition of Pharmion Corporation
On March 7, 2008, Celgene acquired all of the outstanding common stock and stock options of Pharmion in a transaction accounted for under the purchase method of accounting for business combinations. Under the purchase method of accounting, the assets acquired and liabilities assumed of Pharmion were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Celgene. The reported consolidated financial condition and results of operations of Celgene after completion of the acquisition reflect these fair values. The operating results of Pharmion are included in the Company’s consolidated financial statements from the date of acquisition.
Celgene paid a total purchase price of $2.761 billion to acquire all of the outstanding Pharmion common shares and stock options. Each Pharmion share of common stock (other than shares owned by Celgene or its wholly owned subsidiaries, held in Pharmion’s treasury or to which appraisal rights were perfected) was converted into the right to receive (i) 0.8367 shares of common stock of Celgene and (ii) $25.00 in cash. The combination of cash and Celgene stock paid to Pharmion stockholders consisted of $920.8 million in cash and approximately 30.8 million shares of Celgene common stock valued at $1.749 billion. The purchase price included acquisition-related costs of $26.2 million, the fair value of vested Celgene stock options issued of $44.9 million and the cost of Celgene’s prior investment in Pharmion common shares held prior to the acquisition date.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The acquisition was accounted for using the purchase method of accounting for business combinations and the purchase price allocation has been finalized except for certain restructuring activities related to contract terminations, with the following amounts being allocated to the assets acquired and liabilities assumed based upon their respective fair values:

March 7, 2008

Current assets	$337,334
Property, plant and equipment	8,404
Developed product rights	509,732
In-process research and development	1,740,000
Other noncurrent assets	304

Assets acquired	2,595,774
Restructuring	(58,634)
Net income taxes payable	(108,837)
Net deferred taxes	(91,312)
Other liabilities assumed	(142,055)

Net assets acquired	2,194,936
Goodwill	566,414

Acquisition cost	$2,761,350

The table above reflects revisions made to the purchase price allocation initially reported primarily due to the adjustment of deferred taxes and tax accruals and restructuring reserves established as part of the acquisition (see Note 3 below). During the fourth quarter of 2008, the Company recorded additional goodwill of $73.5 million to adjust estimates of deferred taxes and tax accruals made at the acquisition date. The tax accrual of $108.8 million primarily relates to the recognition of liabilities associated with Pharmion tax uncertainties in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” During the fourth quarter of 2008, the Company reduced goodwill by $7.4 million to adjust other purchase price allocation estimates, including a reduction of $10.4 million related to the adjustment of restructuring reserve estimates.
The fair value of the acquired identifiable intangible assets consists primarily of developed product rights for the following marketed products at date of acquisition: VIDAZA® IV in the U.S. market, THALOMID® in certain foreign markets and other minor commercialized products. The weighted average amortization period for these assets, in total, is 6.5 years. The weighted average amortization period for compassionate use rights is 1.2 years, while the weighted average amortization period for the developed product rights is 7.1 years.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In-process research and development, or IPR&D, represents compounds under development by Pharmion at the date of acquisition that had not yet achieved regulatory approval for marketing in certain markets or had not yet been completed and have no alternative future use. The $1.74 billion estimated fair value of these intangibles was derived using the multi-period excess-earnings method, a form of the income approach. The IPR&D primarily related to development and approval initiatives for VIDAZA® IV in the E.U. market, the oral form of azacitidine in the U.S. and E.U. markets and THALOMID® in the E.U. market. The projected cash flows for valuation purposes were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products; and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.
For VIDAZA® IV in the E.U. market, the related future net cash flows were estimated using a risk-adjusted discount rate of 10.0% and an anticipated regulatory approval date in late 2008 with market exclusivity rights expected to continue through 2019. For the oral form of azacitidine in the United States and European Union, the future net cash flows were estimated using a risk-adjusted discount rate of 11.0% for each market. The anticipated regulatory approval in the European Union was assumed for 2013 with exclusivity continuing through 2023, and the anticipated regulatory approval in the United States was assumed for 2013 with exclusivity continuing through 2018. For THALOMID® in the E.U. market, the future net cash flows were estimated using a risk-adjusted discount rate of 9.5% and an anticipated regulatory approval date in 2008 with exclusivity continuing through 2018.
In accordance with FIN 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” the purchase price allocated to IPR&D intangible assets has been expensed to income immediately subsequent to the acquisition because the compounds do not have any alternative future use. This charge is not deductible for tax purposes.
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition, which is not deductible for tax purposes. The goodwill attributable to the Company’s acquisition of Pharmion has been recorded as a noncurrent asset in the Company’s Consolidated Balance Sheet and will not be amortized, but is subject to review for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
Prior to the acquisition, Celgene had licensed exclusive rights relating to the development and commercial use of THALOMID® and its distribution system to Pharmion, and also maintained a THALOMID® supply agreement with Pharmion. The Company accounted for these arrangements in accordance with EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” In addition, the Company has valued the reacquired THALOMID®-related rights in the valuation of developed product rights described above. Any assets and liabilities that existed between Celgene and Pharmion as of the acquisition date have been eliminated in the accompanying December 31, 2008 consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides unaudited pro forma financial information for the years ended December 31, 2008 and 2007 as if the acquisition had occurred as of the beginning of each year presented. For each year presented, the unaudited pro forma results include the nonrecurring charge for IPR&D, amortization of acquired intangible assets, elimination of expense and income related to pre-acquisition agreements with Pharmion, reduced interest and investment income attributable to cash paid for the acquisition and the amortization of the inventory step-up to fair value of acquired Pharmion product inventories. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of Celgene and Pharmion. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of each period presented, nor are they intended to represent or be indicative of future results of operations.

	(Unaudited)
(Amounts in thousands, except per share)	2008	2007

Total revenue	$2,307,135	$1,650,049
Net loss	$(1,578,940)	$(1,715,773)

Net loss per common share:
Basic	$(3.57)	$(4.16)
Diluted	$(3.57)	$(4.16)
(3) Restructuring
The acquisition cost of Pharmion includes liabilities related primarily to the planned exit of certain business activities, involuntary terminations and the relocation of certain Pharmion employees. The Company expects that all contract termination assessments will be completed within one year of the date of the acquisition.
The following table summarizes the changes to the restructuring reserves established as part of the Pharmion acquisition on March 7, 2008 for the year ended December 31, 2008.

	Balance		Balance
	March 7, 2008	Payments	December 31, 2008

Severance costs	$17,438	$(15,784)	$1,654
Contract termination fees	31,151	(8,666)	22,485
Facility closing costs	5,595	(2,931)	2,664
Other	4,450	(3,616)	834

Total restructuring costs	$58,634	$(30,997)	$27,637

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(4) Earnings per Share (EPS)

(Amounts in thousands, except per share)	2008	2007	2006

Net income (loss)	$(1,533,653)	$226,433	$68,981
Interest expense on convertible debt, net of tax	—	5,394	5,571

Net income (loss) for diluted computation	$(1,533,653)	$231,827	$74,552

Weighted average shares:
Basic	442,620	383,225	352,217
Effect of dilutive securities:
Options, warrants and other incentives	—	16,710	21,949
Convertible debt	—	31,923	33,015

Diluted	442,620	431,858	407,181

Net Income (Loss) Per Share:
Basic	$(3.46)	$0.59	$0.20
Diluted	$(3.46)	$0.54	$0.18
The total number of potential common shares excluded from the diluted earnings per share computation because the exercise price of the stock options exceeded the average price of the Company’s common stock was 14,563,880, 7,018,350 and 3,647,015 shares in 2008, 2007 and 2006, respectively.
For the year ended December 31, 2008, an additional 19,762,916 of potential common shares were excluded from the diluted loss per share calculation because their effect was anti-dilutive as a result of the Company’s 2008 net loss.
(5) Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008 and the valuation techniques the Company utilized to determine such fair value. In general, fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate obligations, FDIC guaranteed fixed rate corporate debt, forward currency contracts and warrants for the purchase of equity securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 assets consist of a private cash fund with a carrying value calculated pursuant to the amortized cost method, which values each investment at its acquisition cost as adjusted for amortization of premium or accumulation of discount over the investment’s remaining life, net of impairment.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,129,705	$407	$1,118,244	$11,054
Forward currency contracts	(57,486)	—	(57,486)	—

	$1,072,219	$407	$1,060,758	$11,054

The following table is a roll-forward of the fair value of the private cash fund, determined by Level 3 inputs:

Fair Value
Measurements
Using Significant
Unobservable Inputs

Balance at December 31, 2007	$37,038
Total gains or losses (realized and unrealized)	—
Settlements	(25,984)
Transfers in and/or out of Level 3	—

Balance at December 31, 2008	$11,054

Foreign Currency Forward Contracts: The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
The Company enters into foreign currency forward contracts to protect against changes in foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with U.S. dollar denominated expenses incurred by subsidiaries in Europe. The Company also enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with product sales in Europe. These foreign currency forward contracts are designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings. Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.
The foreign currency forward hedging contracts outstanding at December 31, 2008 had an aggregate notional amount of approximately $704.2 million and had settlement dates within 24 months. The fair value of these contracts was a net liability of $48.4 million at December 31, 2008 and is reflected in other current assets of $1.6 million and other current liabilities of $50.0 million. This included losses, net of tax, of $50.1 million for the year ended December 31, 2008 included in other comprehensive income (loss).
Hedge ineffectiveness for the year ended December 31, 2008 was insignificant. Changes in time value which the Company excluded from the hedge effectiveness assessment for the year ended December 31, 2008 was also insignificant and was included in other income (expense), net.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2008 and 2007 were approximately $56.6 million and $43.1 million, respectively. The fair value of these contracts was a net liability of $9.1 million and is included in other current liabilities at December 31, 2008 and was a net asset of $0.1 million and is included in other current assets at December 31, 2007.
Other: The carrying value of the note payable to Siegfried was $26.0 million at December 31, 2008 and approximated its fair value (See Note 10).
(6) Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $691 million and $1.006 billion at December 31, 2008 and 2007, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2008 and 2007 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gain	Loss	Value

U.S. Treasury securities	$263,541	$8,394	$—	$271,935
U.S. government-sponsored agency securities	571,072	16,985	(212)	587,845
U.S. government-sponsored agency MBS	229,847	3,241	(429)	232,659
FDIC guaranteed corporate debt	25,546	265	(6)	25,805
Private cash fund shares	11,054	—	—	11,054
Marketable equity securities	407	—	—	407

Total available-for-sale marketable securities	$1,101,467	$28,885	$(647)	$1,129,705

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gain	Loss	Value

U.S. Treasury securities	150,175	1,410	(28)	151,557
U.S. government-sponsored agency securities	969,312	10,690	(131)	979,871
U.S. government-sponsored agency MBS	216,255	2,253	(108)	218,400
Corporate debt securities	13,448	19	(1,611)	11,856
Private cash fund shares	37,038	—	—	37,038
Marketable equity securities	20,212	101,711	—	121,923

Total available-for-sale marketable securities	$1,406,440	$116,083	$(1,878)	$1,520,645

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. U.S. government-sponsored mortgage-backed securities, or MBS, include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. FDIC guaranteed corporate debt include obligations of bank holding companies that meet certain criteria set forth under the Temporary Liquidity Guaranty Program, or TLGP, and are unconditionally guaranteed by the FDIC. Private cash fund shares are investments in enhanced cash commingled funds. Marketable equity securities at December 31, 2007 consisted of the Company’s investment in the common shares of Pharmion, which were subsequently eliminated with the acquisition of Pharmion in March 2008. Net unrealized gains in mortgage-backed fixed rate obligations, U.S. Treasury fixed rate securities and U.S. government-sponsored agency fixed rate securities primarily reflect the impact of decreased interest rates at December 31, 2008 and December 31, 2007. Unrealized losses related to corporate debt securities at December 31, 2007 were primarily due to widening credit spreads.
The fair value of available-for-sale securities with unrealized losses at December 31, 2008 was as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2008	Value	Loss	Value	Loss	Value	Loss

U.S. government-sponsored agency securities	$35,341	$(212)			$35,341	$(212)
U.S. government-sponsored MBS	12,582	(316)	7,551	(113)	20,133	(429)
FDIC guaranteed corporate debt	3,999	(6)			3,999	(6)

Total	$51,922	$(534)	$7,551	$(113)	$59,473	$(647)

During the years ended December 31, 2008 and 2007, the Company determined that certain securities had sustained an other-than-temporary impairment partly due to a reduction in future estimated cash flows and an adverse change in an investee’s business operations. The Company recognized impairment losses of $6.5 million and $5.5 million, respectively, which were recorded in interest and investment income, net.
Duration periods of available-for-sale debt securities were as follows at December 31, 2008:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$402,819	$408,274
Duration of one through three years	600,915	617,802
Duration of three through five years	76,190	80,138
Duration of over five years	21,136	23,084

Total	$1,101,060	$1,129,298

(7) Inventory
A summary of inventories by major category follows:

	2008	2007

Raw materials	$16,910	$8,899
Work in process	33,170	21,214
Finished goods	50,096	18,963

Total	$100,176	$49,076

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Inventory in 2008 totaled $100.2 million and increased by $51.1 million compared to 2007 primarily as a result of the addition of VIDAZA® inventory and a higher level of THALOMID® inventory in anticipation of launches in European markets.
(8) Property, Plant and Equipment
Property, plant and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Land	$20,233	$19,250
Buildings	64,691	37,850
Building and operating equipment	5,268	4,286
Leasehold improvements	23,286	14,499
Machinery and equipment	90,751	72,925
Furniture and fixtures	16,772	12,310
Computer equipment and software	63,093	45,676
Construction in progress	62,263	55,304

Subtotal	346,357	262,100
Less accumulated depreciation and amortization	97,386	64,672

Total	$248,971	$197,428

(9) Investment in Affiliated Companies
At December 31, 2008, the Company held 10,364,864 shares of EntreMed, Inc. common stock, representing an ownership interest of approximately 11.8% in EntreMed. The Company also holds 3,350,000 shares of EntreMed voting preferred shares that are convertible into 16,750,000 shares of common stock and determined that it has the ability to exercise significant influence over EntreMed and therefore applies the equity method of accounting to its common stock investment. The Company also owns an interest in two limited partnership investment funds to which it applies the equity method of accounting.
A summary of the Company’s equity investment in affiliated companies follows:

Investment in Affiliated Companies	2008	2007

Investment in affiliated companies (1)	$14,862	$2,191
Excess of investment over share of equity (2)	3,530	12,231

Investment in affiliated companies	$18,392	$14,422

Equity in Losses of Affiliated Companies	2008	2007	2006

Affiliated companies losses (1)	$9,727	$4,187	$7,931
Amortization of intangibles	—	301	302

Equity in losses of affiliated companies	$9,727	$4,488	$8,233

(1)	The Company records its interest and share of losses based on its ownership percentage. The amount in 2008 includes other-than-temporary impairment losses totaling $6.0 million.

(2)	Consists of goodwill.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The investment in affiliated companies for 2008 includes additional equity investments totaling $12.9 million and other-than-temporary impairment losses totaling $6.0 million. These impairment losses were based on an evaluation of several factors, including a decrease in fair value of the equity investments below their cost.
(10) Other Financial Information
Accrued expenses at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Compensation	$79,743	$45,280
Interest, royalties, license fees and milestones	17,690	15,749
Sales returns	17,799	16,734
Rebates, distributor chargebacks and distributor services	34,196	18,041
Clinical trial costs and grants	73,286	37,885
Restructuring reserves	27,637	—
Other	55,769	25,531

Total	$306,120	$159,220

Other current liabilities at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Foreign currency forward contracts	$59,068	$—
Other	55,620	26,625

Total	$114,688	$26,625

Other non-current liabilities at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Deferred compensation and long-term incentives	$33,566	$26,549
Notes payable - Siegfried, net of current portion	22,203	22,636
Deferred income taxes	—	10,604
Other	9,220	3,010

Total	$64,989	$62,799

Notes Payable: In December 2006, the Company purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (referred to here together as “Siegfried”) located in Zofingen, Switzerland. The transaction included a technical service agreement which will allow the Company to retain the necessary support to operate the plant. The assets were purchased for 55.5 million Swiss Francs (approximately $46.0 million), consisting of payment of approximately 15.0 million Swiss Francs at the closing, 4.1 million Swiss Francs payable in each of the first five following years and 4.0 million Swiss Francs in each of the subsequent five years. The present value of the note payable was approximately $26.0 million at December 31, 2008, of which $3.8 million, representing the amount due within one-year, was included in other current liabilities with the remainder included in other non-current liabilities. The Company imputed interest on the note payable using the effective yield method with a discount rate of 7.68%. At December 31, 2008, payments totaling approximately $18.7 million due over years 6 to 10 are forgiven if, pursuant to its right, the Company elects to sell the facility back to Siegfried.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(11) Convertible Debt
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
(12) Intangible Assets and Goodwill
Intangible Assets: The Company’s intangible assets consist of developed product rights from the Pharmion acquisition, contract-based licenses, technology and an acquired workforce. Remaining amortization periods related to these categories range from 3 to 12 years. A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2008	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$533,339	$(102,331)	$431,008	6.5
License	4,250	(922)	3,328	13.8
Technology	290	(59)	231	12.6
Acquired workforce	337	(140)	197	5.0

Total	$538,216	$(103,452)	$434,764	6.5

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2007	Value	Amortization	Net	Life (Years)

Penn T supply agreements	$109,982	$(21,470)	$88,512	12.9
License	4,250	(614)	3,636	13.8
Technology	297	(36)	261	12.0
Acquired workforce	318	(69)	249	5.0

Total	$114,847	$(22,189)	$92,658	12.9

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The gross carrying value of intangibles increased by $423.4 million from December 31, 2007 to December 31, 2008, primarily due to the developed product rights obtained as part of the Pharmion acquisition in March 2008, which was partly offset by the elimination of the Penn T supply agreements. An immaterial amount of increase in gross carrying value of intangibles was due to changes in foreign exchange rates.
Amortization of intangible assets was $104.4 million, $9.5 million and $9.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The increase in amortization expense was due to amortization of the intangible assets resulting from the Pharmion acquisition. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $83.8 million for the year ending December 31, 2009 and approximately $64.4 million for each of the years ending December 31, 2010 through 2013.
Goodwill: At December 31, 2008, the Company’s goodwill related to the March 7, 2008 acquisition of Pharmion and the October 21, 2004 acquisition of Penn T Limited. The goodwill related to the Pharmion acquisition reflects the final allocation of the Pharmion purchase price, except for certain restructuring activities related to contract terminations.
The change in carrying value of goodwill is summarized as follows:

Balance, December 31, 2006	$38,494
Foreign currency translation	539

Balance, December 31, 2007	$39,033
Acquisition of Pharmion	566,414
Tax benefit on the exercise of Pharmion converted stock options	(12,054)
Foreign currency translation	(4,571)

Balance, December 31, 2008	$588,822

(13) Related Party Transactions
Under a license agreement between EntreMed and Royalty Pharma Finance Trust, EntreMed is entitled to share in the THALOMID® royalty payments that the Company pays to Royalty Pharma on annual THALOMID® sales in the United States above a certain threshold. The Company’s share of EntreMed’s royalties, based on its ownership percentage in EntreMed, is eliminated from cost of goods sold and reflected in equity in losses of affiliated companies (see Note 9).
(14) Stockholders’ Equity
Preferred Stock: The Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.
Common Stock: At December 31, 2008, the Company was authorized to issue up to 575,000,000 shares of common stock of which shares of common stock issued totaled 463,274,296.
Treasury Stock: During 2008, 2007 and 2006, certain employees exercised stock options containing a reload feature and, pursuant to the Company’s stock option plan, tendered 118,551, 106,517 and 2,348,010 mature shares, respectively, related to stock option exercises. Such tendered shares are reflected as treasury stock. At December 31, 2008, treasury shares totaled 4,144,667.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of changes in common stock issued and treasury stock is presented below after adjustments of the two-for-one stock split in February 2006:

		Common Stock
	Common Stock	in Treasury

December 31, 2005	344,125,158	(1,953,282)

Exercise of stock options and warrants	15,839,310	42,575
Issuance of common stock for employee benefit plans	—	201,164
Treasury stock — mature shares tendered related to option exercises	—	(2,348,010)
Conversion of long-term convertible notes	7,841	—
Issuance of restricted stock	120,000	—
Issuance of common stock in connection with public offering	20,000,000	—

December 31, 2006	380,092,309	(4,057,553)

Exercise of stock options and warrants	10,271,307	—
Issuance of common stock for employee benefit plans	—	137,954
Treasury stock — mature shares tendered related to option exercises	—	(106,517)
Conversion of long-term convertible notes	16,787,078	—

December 31, 2007	407,150,694	(4,026,116)

Issuance of common stock for the Pharmion acquisition	30,817,855	—
Exercise of stock options and warrants	8,965,026	—
Issuance of common stock for employee benefit plans	114,220	—
Treasury stock — mature shares tendered related to option exercises	—	(118,551)
Conversion of long-term convertible notes	16,226,501	—

December 31, 2008	463,274,296	(4,144,667)

Rights Plan: During 1996, the Company adopted a shareholder rights plan, or the Rights Plan. The Rights Plan involves the distribution of one right as a dividend on each outstanding share of the Company’s common stock to each holder of record on September 26, 1996. Each right entitles the holder to purchase one-tenth of a share of common stock. The Rights trade in tandem with the common stock until, and are exercisable upon, certain triggering events, and the exercise price is based on the estimated long-term value of the Company’s common stock. In certain circumstances, the Rights Plan permits the holders to purchase shares of the Company’s common stock at a discounted rate. The Company’s Board of Directors retains the right at all times prior to acquisition of 15% of the Company’s voting common stock by an acquirer, to discontinue the Rights Plan through the redemption of all rights or to amend the Rights Plan in any respect. The Rights Plan, as amended on February 17, 2000, increased the exercise price per Right from $100.00 to $700.00 and extended the final expiration date of the Rights Plan to February 17, 2010. On August 13, 2003, the Rights Plan was further amended to permit a qualified institutional investor to beneficially own up to 17% of the Company’s common stock outstanding without being deemed an “acquiring person,” if such institutional investor meets certain requirements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(15) Share-Based Compensation
The Company has a stockholder approved stock incentive plan that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other share-based awards to employees and officers of the Company. The Management Compensation and Development Committee of the Board of Directors, or the Compensation Committee, may determine the type, amount and terms, including vesting, of any awards made under the plan. The aggregate number of shares of common stock subject to awards under the plan was 94,155,135 shares as of December 31, 2008, subject to adjustment under certain circumstances. On June 18, 2008, the stockholders of the Company approved an amendment and restatement of the plan, which included the following key modifications: adoption of an aggregate share reserve of 52,372,191 shares of Common Stock (which number reflects 11,844,865 shares of Common Stock expiring under the plan and 10,155,135 new shares of Common Stock, plus 30,372,191 shares underlying outstanding awards previously granted under the plan as of March 19, 2008); extension of the term of the plan through April 16, 2018; addition of the authority to grant other stock-based awards, including restricted stock units, under the plan; and renaming the plan from the 1998 Incentive Plan to the 2008 Stock Incentive Plan.
With respect to options granted under the 2008 Stock Incentive Plan, the exercise price may not be less than the market closing price of the common stock on the date of grant. In general, options granted under the 2008 Stock Incentive Plan vest over periods ranging from immediate vesting to four-year vesting and expire ten years from the date of grant, subject to earlier expiration in case of termination of employment unless the participant meets the retirement provision under which the option would have a maximum of three additional years to vest. The vesting period for options granted under the 2008 Stock Incentive Plan is subject to certain acceleration provisions if a change in control, as defined in the 2008 Stock Incentive Plan, occurs. Plan participants may elect to exercise options at any time during the option term. However, any shares so purchased which have not vested as of the date of exercise shall be subject to forfeiture, which will lapse in accordance with the established vesting time period.
In June 1995, the stockholders of the Company approved the 1995 Non-Employee Directors’ Incentive Plan, or the 1995 Incentive Plan, which, as amended, provides for the granting of non-qualified stock options to purchase an aggregate of not more than 7,700,000 shares of common stock (subject to adjustment under certain circumstances) to directors of the Company who are not officers or employees of the Company, or Non-Employee Directors. Each new Non-Employee Director, upon the date of election or appointment, receives an option to purchase 25,000 shares of common stock, which vest in four equal annual installments commencing on the first anniversary of the date of grant. Continuing Non-Employee Directors receive quarterly grants of 4,625 options aggregating 18,500 options annually, which vest in full one year from the date of grant. The 1995 Incentive Plan also provides for a discretionary grant upon the date of each annual meeting of an additional option to purchase up to 5,000 shares to a Non-Employee Director who serves as a member (but not a chairman) of a committee of the Board of Directors and an option to purchase up to 10,000 shares to a Non-Employee Director who serves as the chairman of a committee of the Board of Directors. All options are granted at an exercise price that equals the closing market price of the Company’s common stock at the grant date and expire ten years after the date of grant. The 1995 Incentive Plan will terminate on June 30, 2015.
As a result of the acquisition of Anthrogenesis in December 2002, the Company acquired the Anthrogenesis Qualified Employee Incentive Stock Option Plan and the Non-Qualified Recruiting and Retention Stock Option Plan. Neither plan has been approved by the Company’s stockholders. No future awards will be granted under either plan. Stock options issued and outstanding under both plans are fully vested at December 31, 2008.
Shares of common stock available for future share-based grants under all plans were 16,938,083 at December 31, 2008.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the components of share-based compensation cost charged to the consolidated statements of operations for years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Cost of goods sold (excluding amortization expense)	$2,535	$2,061	$1,637
Research and development	44,007	16,685	12,740
Selling, general and administrative	60,036	35,963	62,266
Other income and expense, net	—	4,116	—

Total share-based compensation expense	$106,578	$58,825	$76,643
Tax benefit related to share-based compensation expense	21,527	10,220	23,447

Reduction in net income	$85,051	$48,605	$53,196

Reduction in earnings per share:
Basic	$0.19	$0.13	$0.15
Diluted	$0.19	$0.11	$0.13
Included in share-based compensation expense for the years ended December 31, 2008, 2007 and 2006 was compensation expense related to non-qualified stock options of $77.5 million, $34.0 million and $57.2 million, respectively.
Share-based compensation cost included in inventory was $0.8 million and $0.4 million at December 31, 2008 and 2007, respectively. As of December 31, 2008, there was $291.5 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.6 years.
SFAS 123R, which replaced SFAS 123, and superseded APB 25, requires that compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value for all awards granted after the date of adoption as well as for awards existing at the date of adoption for which the requisite service has not been rendered as of the date of adoption.
The Company adopted SFAS 123R effective January 1, 2006 and selected the Black-Scholes method of valuation to determine the fair value of share-based payments. The Company applied the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value of the award. The modified prospective transition method as prescribed by SFAS 123R does not require restatement of prior periods to reflect the impact of adopting SFAS 123R. SFAS 123R required compensation costs to be recognized based on the estimated number of awards expected to vest. Changes in the estimated forfeiture rates are reflected prospectively.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cash received from stock option exercises for the years ended December 31, 2008, 2007 and 2006 was $128.6 million, $144.7 million and $113.1 million, respectively, and the excess tax benefit recognized was $153.0 million, $143.0 million and $102.0 million, respectively.
The weighted-average grant-date fair value per share of the stock options granted during the years ended December 31, 2008, 2007 and 2006 was $25.94, $24.54 and $17.54, respectively. The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006

Risk-free interest rate	1.46% – 4.02%	3.45% – 5.00%	4.50% – 5.24%
Expected volatility	39% – 55%	37% – 43%	40% – 52%
Weighted average expected volatility	44%	38%	47%
Expected term (years)	3.5 – 4.9	2.9 – 4.9	3.1 – 5.0
Expected dividend yield	0%	0%	0%
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock option transactions for the years ended December 31, 2008, 2007 and 2006 under all plans are as follows:

			Weighted
		Weighted	Average Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price Per Option	Term (Years)	(In Thousands)

Outstanding at December 31, 2005	50,594,378	$13.70	6.9	$909,083
Changes during the Year:
Granted	3,705,816	43.86	—
Exercised	(15,839,310)	10.08	—
Forfeited	(1,251,915)	14.94	—
Expired	(97,281)	11.71	—

Outstanding at December 31, 2006	37,111,688	$18.18	6.0	$959,600

Changes during the Year:
Granted	6,719,342	61.71	—
Exercised	(10,271,307)	14.30	—
Forfeited	(834,095)	30.22	—
Expired	(8,194)	45.88	—

Outstanding at December 31, 2007	32,717,434	$28.03	6.1	$702,341

Changes during the Year:
Granted	9,551,924	57.31	—
Issued — Pharmion acquisition	1,206,031	56.17	—
Exercised	(8,965,026)	14.76	—
Forfeited	(639,940)	52.15	—
Expired	(64,813)	59.60	—

Outstanding at December 31, 2008	33,805,610	$40.39	6.5	$617,873

Vested at December 31, 2008 or expected to vest in the future	33,322,341	$40.08	6.5	$617,192

Vested at December 31, 2008	18,636,610	$25.61	4.7	$564,564

The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $443.7 million, $470.5 million and $540.3 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options. The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $30.4 million, $38.9 million and $36.8 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes information concerning options outstanding under the 2008 and 1995 Incentive Plans at December 31, 2008:

	Options Outstanding			Options Vested
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Exercise	Average		Exercise	Average
Range of	Number	Price	Remaining	Number	Price	Remaining
Exercise Prices	Outstanding	Per Option	Term (Years)	Vested	Per Option	Term (Years)
$0.04 – 10.00	4,116,293	$5.32	2.3	4,116,293	$5.32	2.3
10.01 – 20.00	5,262,733	14.32	5.1	4,740,055	14.17	5.0
20.01 – 30.00	2,703,122	25.25	5.6	2,211,050	25.50	5.4
30.01 – 40.00	3,445,296	34.63	6.3	3,269,341	34.58	6.3
40.01 – 50.00	4,221,510	45.06	5.7	2,365,591	42.61	3.3
50.01 – 60.00	5,833,871	57.35	8.3	1,307,068	57.09	6.5
60.01 – 73.92	8,222,785	67.61	9.2	627,212	69.02	8.2

	33,805,610	$40.39	6.5	18,636,610	$25.61	4.7

Stock options granted to executives at the vice-president level and above under the 2008 Stock Incentive Plan, formerly the 1998 Stock Incentive Plan, after September 18, 2000, contained a reload feature which provided that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the 2008 Stock Incentive Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or the minimum statutory applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the 2008 Stock Incentive Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee. The reload stock option is exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair value (as defined in the 2008 Stock Incentive Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. As of December 31, 2008, 389,017 options that contain the reload features noted above are still outstanding and are included in the tables above. The 2008 Stock Incentive Plan was amended to eliminate the reload feature for all stock options granted on or after October 1, 2004.
Warrants: In connection with its acquisition of Anthrogenesis, the Company assumed the Anthrogenesis warrants outstanding, which were convertible into warrants to purchase 867,356 shares of the Company’s common stock. Anthrogenesis had issued warrants to investors at exercise prices equivalent to the per share price of their investment. As of December 31, 2008, Celgene had 378,652 warrants outstanding to acquire an equivalent number of shares of Celgene common stock at a weighted average exercise price of $2.94 per warrant. Warrants exercised totaled 26,044 in 2006. No warrants were exercised in 2008 and 2007. These warrants expire on various dates from 2009 to 2012.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(16) Employee Benefit Plans
The Company sponsors an employee savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended, for its U.S. employees. The Company’s contributions to the U.S. savings plan are discretionary and have historically been made in the form of the Company’s common stock (See Note 14). Such contributions are based on specified percentages of employee contributions up to 6% of eligible compensation or a maximum permitted by law. Total expense for contributions to the U.S. savings plans were $8.3 million, $5.4 million and $6.5 million in 2008, 2007 and 2006, respectively. The Company also sponsors defined contribution plans in certain foreign locations. Participation in these plans is subject to the local laws that are in effect for each country and may include statutorily imposed minimum contributions. The Company also maintains defined benefit plans in certain foreign locations for which the obligations and the net periodic pension costs were determined to be immaterial at December 31, 2008.
In 2000, the Company’s Board of Directors approved a deferred compensation plan effective September 1, 2000. In February 2005, the Company’s Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, and amended the plan in February 2008. This plan operates as the Company’s ongoing deferred compensation plan and is intended to comply with the American Jobs Creation Act of 2004, which added new Section 409A to the Internal Revenue Code, changing the income tax treatment, design and administration of certain plans that provide for the deferral of compensation. The Company’s Board of Directors froze the 2000 deferred compensation plan, effective as of December 31, 2004, and no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of Section 409A. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to an amended 90% of the participant’s base salary, 100% of cash bonuses and equity compensation allowed under Section 409A. Company contributions to the deferred compensation plan represent a match of the participant’s deferral up to a specified percentage (currently ranging from 10% to 20%, depending on the employee’s position as specified in the plan, and ranging from 10% to 25% through December 31, 2006) of the participant’s base salary. The Company recorded expense of $0.5 million, $0.6 million and $0.5 million related to the deferred compensation plans in 2008, 2007 and 2006, respectively. The Company’s recurring matches are fully vested, upon contribution. All other Company contributions to the plan do not vest until the specified requirements are met. At December 31, 2008 and 2007, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheets of approximately $25.5 million and $21.4 million, respectively, which included the participant’s elected deferral of salaries and bonuses, the Company’s matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measuring alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.
The Company has established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. The Company currently has two 3-year performance cycles running concurrently ending December 31, 2009 and 2010. Performance measures for the Plans are based on the following components in the last year of the 3-year cycle: 25% on earnings per share, 25% on net income and 50% on total revenue, as defined.
Payouts may be in the range of 0% to 200% of the participant’s salary for the Plans. The estimated payout for the concluded 2008 Plan is $5.1 million, which is included in other current liabilities at December 31, 2008, and the maximum potential payout, assuming maximum objectives are achieved for the 2009 and 2010 Plans are $8.0 million and $10.0 million, respectively. Such awards are payable in cash or, at its discretion, the Company can elect to pay the same value in its common stock based upon the Company’s stock price at the payout date. The Company accrues the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of the Company’s level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2008, 2007 and 2006, the Company recognized expense related to the LTIP of $6.3 million, $6.9 million and $4.6 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(17) Sponsored Research, License and Other Agreements
Pfizer: In March 2008, the Company acquired Pharmion. As part of the acquisition of Pharmion, the Company assumed Pharmion’s June 7, 2001 5-azacytidine license agreement with Pharmacia & Upjohn, now part of Pfizer, Inc., or Pfizer, in which Pharmion had obtained rights for VIDAZA®. This agreement specified future royalty payments due to Pfizer based upon the sales revenue of various forms of VIDAZA®. On October 3, 2008 the Company entered into an agreement with Pfizer to prepay its royalty obligation under the June 7, 2001 5-azacytidine license in full for $425.0 million. The portion of this payment related to approved forms of VIDAZA® is recorded as prepaid royalty and the portion of this payment related to unapproved forms of VIDAZA® is recorded as a research and development expense.
Cabrellis Pharmaceuticals Corp.: The Company will pay $12.5 million for each approval of amrubicin by regulatory authorities in the United States and the European Union. Upon approval of amrubicin for a second indication in the United States or European Union, the Company will pay an additional payment of $10.0 million for each market. Under the terms of the license agreement for amrubicin, the Company is required to make milestone payments of $7.0 million and $1.0 million to Dainippon Sumitomo Pharma Co. Ltd. upon regulatory approval of amrubicin in the United States and the European Union, respectively, and up to $17.5 million upon achieving certain annual sales levels in the United States. In September 2008, amrubicin was granted fast track product designation by the U.S. Food and Drug Administration, or FDA, for the treatment of small cell lung cancer after first-line chemotherapy.
Acceleron Pharma: The Company has a worldwide strategic collaboration with Acceleron Pharma, or Acceleron, for the joint development and commercialization of ACE-011, a first-in-class, novel bone-forming compound. The collaboration combines both companies’ resources and commitment to developing products for the treatment of cancer and cancer-related bone loss. The Company also signed an option agreement for certain discovery stage programs. Under the terms of the agreement, Celgene and Acceleron will jointly develop, manufacture and commercialize Acceleron’s products for bone loss. Celgene made an upfront payment to Acceleron in February 2008 of $50.0 million, which included a $5.0 million equity investment in Acceleron, with the remainder recorded as research and development expense. In addition, in the event of an initial public offering of Acceleron, Celgene will purchase a minimum of $7.0 million of Acceleron common stock.
Acceleron will retain responsibility for initial activities, including research and development, through the end of Phase IIa clinical trials, as well as manufacturing the clinical supplies for these studies. In turn, Celgene will conduct the Phase IIb and Phase III clinical studies and will oversee the manufacture of Phase III and commercial supplies. Acceleron will pay a share of the development expenses and is eligible to receive development, regulatory and commercial milestones of up to $510.0 million for the ACE-011 program and up to an additional $437.0 million for each of the three discovery stage programs. The companies will co-promote the products in North America. Acceleron will receive tiered royalties on worldwide net sales.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Array BioPharma Inc.: The Company has a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, the Company made an upfront payment in September 2007 of $40.0 million, which was recorded as research and development expense, to Array in return for an option to receive exclusive worldwide rights for certain mutually selected discovery target drugs developed under the collaboration, except for Array’s limited U.S. co-promotional rights. Array will be responsible for all discovery and clinical development through Phase I or Phase IIa and be entitled to receive, for each drug, potential milestone payments of approximately $200.0 million, if certain discovery, development and regulatory milestones are achieved and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales.
PTC Therapeutics, Inc.: In September 2007, the Company invested $20 million, of which $1.1 million represented research and development expense, in Series 1 Convertible Preferred Stock of PTC Therapeutics, Inc., or PTC, and also entered into a separate collaboration agreement whereby PTC would perform discovery research activities. If both parties subsequently agree to advance research on certain discovery targets, a separate research agreement would be negotiated.
GlaxoSmithKline: The Company entered into a supply and distribution agreement with GSK to distribute, promote and sell ALKERAN® (melphalan), a therapy approved by the FDA for the palliative treatment of multiple myeloma and carcinoma of the ovary. Under the terms of the agreement, the Company purchases ALKERAN® tablets and ALKERAN® for injection from GSK and distributes the products in the United States under the Celgene label. The agreement expires on March 31, 2009 and will not be renewed. All minimum purchase requirements have been satisfied.
Novartis Pharma AG: The Company entered into an agreement with Novartis in which the Company granted to Novartis an exclusive worldwide license (excluding Canada) to develop and market FOCALIN® (d-methylphenidate, or d - MPH) and FOCALIN XR ®, the long-acting drug formulation. The Company has retained the exclusive commercial rights to FOCALIN® and FOCALIN® XR® for oncology-related disorders, such as chronic fatigue associated with chemotherapy. The Company also granted Novartis rights to all of its related intellectual property and patents, including new formulations of the currently marketed RITALIN®. The Company also sells FOCALIN® to Novartis and receives royalties on sales of all of Novartis’ FOCALIN XR® and RITALIN® family of ADHD-related products.
(18) Income Taxes
The income tax provision is based on income (loss) before income taxes as follows:

	2008	2007	2006

U.S.	$(1,364,947)	$617,714	$252,001
Non-U.S.	(3,878)	(100,745)	(49,106)

Income before income taxes	$(1,368,825)	$516,969	$202,895

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The provision (benefit) for taxes on income is as follows:

	2008	2007	2006

United States:
Taxes currently payable:
Federal	$213,576	$223,985	$160,553
State and local	36,263	66,893	27,681
Deferred income taxes	(94,326)	(7,601)	(54,456)

Total U.S. tax provision	155,513	283,277	133,778

International:
Taxes currently payable	19,577	9,735	1,171
Deferred income taxes	(10,262)	(2,476)	(1,035)

Total international tax provision	9,315	7,259	136

Total provision	$164,828	$290,536	$133,914

Amounts are reflected in the preceding tables based on the location of the taxing authorities. As of December 31, 2008, the Company has not made a U.S. tax provision on $2.382 billion of unremitted earnings of its international subsidiaries. These earnings are expected to be reinvested overseas indefinitely. It is not practicable to compute the estimated deferred tax liability on these earnings.
The Company operates under an incentive tax holiday in Switzerland that expires in 2015 and exempts the Company from most Swiss income taxes.
Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. The Company records the tax effect on these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) or deferred tax liabilities (generally items for which the Company received a tax deduction but that have not yet been recorded in the Consolidated Statements of Operations). The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, tax planning strategies and other relevant factors. Significant judgment is required in making this assessment.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2008 and 2007 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2008		2007
	Assets	Liabilities	Assets	Liabilities

Federal, state and international NOL carryforwards	$62,954	—	$24,322	—
Prepaid/deferred items	25,834	—	24,027	—
Deferred revenue	1,586	—	20,316	—
Capitalized research expenses	29,823	—	23,932	—
Tax credit carryforwards	65,171	—	38,821	—
Non-qualified stock options	39,972	—	22,646	—
Plant and equipment, primarily differences in depreciation	1,089	—	583	—
Inventory	2,408	—	2,950	—
Other assets	42,867	(338)	29,311	(268)
Intangibles	38,937	(143,610)	18,285	(24,783)
Accrued and other expenses	99,696	—	46,320	—
Unrealized gains on securities	—	(10,725)	—	(43,682)

Subtotal	410,337	(154,673)	251,513	(68,733)
Valuation allowance	(61,269)	—	(31,926)	—

Total deferred taxes	$349,068	$(154,673)	$219,587	$(68,733)

Net deferred tax asset	$194,395		$150,854

At December 31, 2008 and 2007, deferred tax assets and liabilities were classified on the Company’s balance sheet as follows:

	2008	2007

Current assets	$16,415	$20,506
Other assets (non-current)	177,998	140,958
Current liabilities	(18)	(6)
Other non-current liabilities	—	(10,604)

Net deferred tax asset	$194,395	$150,854

Reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for continuing operations is as follows:

Percentages	2008	2007	2006

U.S. statutory rate	(35.0)%	35.0%	35.0%
Foreign tax rate differences	(7.3)	12.7	16.6
State taxes, net of federal benefit	0.4	6.5	9.7
Other	0.3	1.2	4.5
Change in valuation allowance	1.5	0.8	0.2
In-Process R&D	52.1	—	—

Effective income tax rate	12.0%	56.2%	66.0%

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2008, the Company had federal net operating loss, or NOL, carryforwards of approximately $243.1 million and combined state NOL carryforwards of approximately $377.0 million that will expire in the years 2009 through 2028. The Company also has research and experimentation credit carryforwards of approximately $85.2 million that will expire in the years 2009 through 2028. Under SFAS 123R, excess tax benefits related to stock option deductions incurred after December 31, 2005 are recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, the Company has not recorded deferred tax assets for certain stock option deductions included in its NOL carryforwards and research and experimentation credit carryforwards. At December 31, 2008, deferred tax assets have not been recorded on federal NOL carryforwards of approximately $99.4 million, on combined state NOL carryforwards of approximately $196.4 million and for research and experimentation credits of approximately $36.9 million. These stock option tax benefits will be recorded as an increase in additional paid-in capital when realized.
At December 31, 2008 and 2007, it was more likely than not that the Company would realize its deferred tax assets, net of valuation allowances.
The Company realized stock option deduction benefits in 2008, 2007 and 2006 for income tax purposes and has increased additional paid-in capital in the amount of approximately $160.6 million, $159.3 million and $114.0 million respectively. The Company has recorded deferred income taxes as a component of accumulated other comprehensive income resulting in deferred income tax liabilities at December 31, 2008 and 2007 of $10.7 million and $43.7 million, respectively.
The Company’s tax returns have been audited by the Internal Revenue Service, or IRS, through the fiscal year ended December 31, 2003. Tax returns for the fiscal years ended December 31, 2004 and 2005 are currently under examination by the IRS. The Company is also subject to audits by various state and foreign taxing authorities, including but not limited to the major countries of Europe, the Far East and most U.S. states.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unrecognized tax benefits, generally represented by liabilities on the balance sheet, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$209,965
Increases related to prior year tax positions	—
Decreases related to prior year tax positions	—
Increases related to current year tax positions	175,875
Settlements	—
Lapse of statute	—

Balance at December 31, 2008	$385,840

The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Accrued interest at December 31, 2008 and 2007 is approximately $13.4 million and $5.9 million, respectively.
These unrecognized tax benefits relate primarily to issues common among multinational corporations. If recognized, unrecognized tax benefits of approximately $354.9 million would have a net impact on the effective tax rate. The Company’s tax returns are under routine examination in many taxing jurisdictions. The Company anticipates that certain of these examinations may be settled in their ordinary course and it is reasonably possible that the amounts of unrecognized tax benefits will decrease by $26.6 million over the next 12 months as part of these settlements. Liabilities for unrecognized tax benefits that the Company anticipates will be settled within one year are classified as current liabilities. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.
(19) Commitments, Contingencies and Legal Proceedings
Leases: The Company leases offices and research facilities under various operating lease agreements in the United States and international markets. At December 31, 2008, the non-cancelable lease terms for the operating leases expire at various dates between 2009 and 2017 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.
Future minimum lease payments under noncancelable operating leases as of December 31, 2008 are:

Operating
Leases

2009	$19,334
2010	18,246
2011	14,079
2012	9,023
2013	5,781
Thereafter	13,767

Total minimum lease payments	$80,230

Total rental expense under operating leases was approximately $20.4 million in 2008, $11.7 million in 2007 and $7.8 million in 2006.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lines of Credit: The Company maintains lines of credit with several banks to support its hedging programs and to facilitate the issuance of bank letters of credit and guarantees on behalf of its subsidiaries. Lines of credit supporting the Company’s hedging programs as of December 31, 2008 allowed the Company to enter into derivative contracts with settlement dates through 2010. As of December 31, 2008, the Company has entered into derivative contracts with net notional amounts totaling $760.8 million. Lines of credit facilitating the issuance of bank letters of credit and guarantees as of December 31, 2008 allowed the Company to have letters of credit and guarantees issued on behalf of its subsidiaries totaling $12.2 million.
Other Commitments: The Company assumed contractual obligations related to product supply contracts which totaled $31.2 million at December 31, 2008 resulting from the Pharmion acquisition. The Company owns an interest in two limited partnership investment funds. The Company has committed to invest an additional $14.1 million into one of the funds which is callable any time within a ten-year period, which expires on February 28, 2016.
Collaboration Arrangements: The Company has entered into certain research and development collaboration arrangements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and /or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s consolidated balance sheets at December 31, 2008 or 2007, respectively (See Note 17).
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
Legal Proceedings:
THALOMID®
Barr Laboratories, Inc., (“Barr”) a generic drug manufacturer located in Pomona, New York, filed an ANDA for the treatment of cutaneous manifestations of erythema nodosum leprosum, or ENL in the manner described in the Company’s label and seeking permission from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On or after December 5, 2006, Barr mailed notices of Paragraph IV certifications alleging that the following patents listed for THALOMID® in the Orange Book are invalid, unenforceable, and/or not infringed: U.S. Patent Nos. 6,045,501 (“the ‘501 patent”), 6,315,720 (“the ‘720 patent”), 6,561,976 (“the ‘976 patent”), 6,561,977 (“the ‘977 patent”), 6,755,784 (“the ‘784 patent”), 6,869,399 (“the ‘399 patent”), 6,908,432 (“the ‘432 patent”), and 7,141,018 (“the ‘018 patent”). The ‘501, ‘976, and ‘432 patents do not expire until August 28, 2018, while the remaining patents do not expire until October 23, 2020. On January 18, 2007, the Company filed an infringement action in the United States District Court of New Jersey against Barr. By bringing suit, the Company is entitled up to a maximum 30-month stay, from the date of Celgene’s receipt of a Paragraph IV certification, against the FDA’s approval of a generic applicant’s application to market a generic version of THALOMID®. In June 2007, United States Patent No. 7,230,012, or ‘012 patent, was

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
issued to the Company claiming formulations of thalidomide and was then timely listed in the Orange Book. Barr sent to the Company a supplemental Paragraph IV certification against the ‘012 patent and alleged that the claims of the ‘012 patent, directed to formulations which encompass THALOMID®, were invalid. On August 23, 2007, the Company filed an infringement action in the United States District Court of New Jersey with respect to the ‘012 patent. On or after October 4, 2007, Barr filed a second supplemental notice of Paragraph IV certifications relating to the 150mg dosage strength of THALOMID® alleging that the ‘501 patent, ‘720 patent, ‘976 patent, ‘977 patent, ‘784 patent, ‘399 patent, ‘432 patent and the ‘018 patent are invalid, unenforceable, and/or not infringed. On November 14, 2007, the Company filed an infringement action in the United States District Court of New Jersey against Barr. All three actions have subsequently been consolidated. The Company intends to enforce its patent rights. If the ANDA is approved by the FDA, and Barr is successful in challenging the Company’s patents listed in the Orange Book for THALOMID®, Barr would be permitted to sell a generic thalidomide product. If the Company is unsuccessful in the suits and the FDA were to approve a comprehensive education and risk-management distribution program for a generic version of thalidomide, sales of THALOMID® could be significantly reduced in the United States by the entrance of a generic thalidomide product, consequently reducing the Company’s revenue. On July 3, 2008, the Company filed a motion to amend the complaint in the case to assert Celgene’s 5,629,327 and 6,235, 756 patents (“the cancer patents”) licensed from Children’s Hospital in Boston. That same day the Company also filed a new and separate complaint against Barr asserting those same two patents.
FOCALIN® and FOCALIN XR®
On August 19, 2004, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court of New Jersey against Teva Pharmaceuticals USA, Inc., in response to notices of Paragraph IV certifications made by Teva in connection with the filing of an ANDA for FOCALIN®. The notification letters from Teva contend that United States Patent Nos. 5,908,850, or ‘850 patent, and 6,355,656, or ‘656 patent, are invalid. After the suit was filed, Novartis listed another patent, United States Patent No. 6,528,530, or ‘530 patent, in the Orange Book in association with the FOCALIN® NDA. The original 2004 action asserted infringement of the ‘850 patent. Teva amended its answer during discovery to contend that the ‘850 patent was not infringed by the filing of its ANDA, and that the ‘850 patent is not enforceable due to an allegation of inequitable conduct. Fact discovery in the original 2004 action expired on February 28, 2006. At about the time of the filing of the ‘850 patent infringement action, reexamination proceedings for the ‘656 patent were initiated in the United States Patent and Trademark Office, or U.S. PTO. On September 28, 2006, the U.S. PTO issued a Notice of Intent to Issue Ex Parte Reexamination Certificate, and on March 27, 2007, the Reexamination Certificate for the ‘656 patent issued. On December 21, 2006, Celgene and Novartis filed an action in the United States District Court of New Jersey against Teva for infringement of the ‘656 patent. Teva filed an amended answer and counterclaim on March 23, 2007. The amended counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability. The statutory 30-month stay, to which Paragraph IV certifications (including those below) are entitled to, expired on January 9, 2007, and Teva proceeded to market with a generic version of FOCALIN®. Novartis’ sales of FOCALIN® have been significantly reduced in the United States by the entrance of a generic FOCALIN® product, consequently reducing the Company’s revenue from royalties associated with these sales. A claim has been made for damages resulting from Teva’s sales and for a permanent injunction prohibiting future sales by Teva. The parties currently are engaged in fact discovery with respect to the ‘656 patent and other issues related to Teva’s product launch. No trial date has been set. The ‘530 patent is not part of this patent infringement action against Teva.
On September 14, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Teva Pharmaceuticals USA, Inc. in response to a notice of a Paragraph IV certification made by Teva in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from Teva contends that claims in United States Patent Nos. 5,908,850 and 6,528,530 are invalid, unenforceable, and not infringed by the proposed Teva products, and it contends that United States Patent Nos. 5,837,284 and 6,635,284 are invalid and not infringed by the proposed Teva products. Celgene and Novartis asserted each of these patents and additionally asserted United States Patent No. 6,355,656 in their complaint against Teva. Teva filed an answer and counterclaim on November 5, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. No trial date had been set. If the Company is unsuccessful in proving infringement or defending its patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing the Company’s revenue from royalties associated with these sales.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On October 5, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against IntelliPharmaCeutics Corp. (“IPC”) in response to a notice of a Paragraph IV certification made by IPC in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from IPC contends that claims in United States Patent Nos. 5,908,850, 5,837,284, and 6,635,284 are not infringed by the proposed IPC products. The notification letter also contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284 are invalid, and that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530 are unenforceable. In their complaint against IPC, Celgene and Novartis asserted United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284. IPC filed an answer and counterclaim on November 20, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to Patent Nos. 5,908,850, 6,355,656, and 6,528,530, and it seeks a declaratory judgment of patent invalidity and noninfringement with respect to Patent Nos. 5,837,284 and 6,635,284. No pretrial or trial dates have been set. If the Company is unsuccessful in proving infringement or defending its patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing the Company’s revenue from royalties associated with these sales.
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
On November 16, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Barr and Barr Pharmaceuticals, Inc. in response to a notice of a Paragraph IV certification made by Barr in connection with the filing of an ANDA for FOCALIN XR®. The notification letter from Barr contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 5,837,284, and 6,635,284 are not infringed by the proposed Barr products, and it contends that claims in United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284 and 6,635,284 are invalid. In their complaint against Barr, Celgene and Novartis asserted United States Patent Nos. 5,908,850, 6,355,656, 6,528,530, 5,837,284, and 6,635,284. No pretrial or trial dates have been set. If the Company is unsuccessful in proving infringement or defending its patents, Novartis’ sales of FOCALIN XR® could be significantly reduced in the United States by the entrance of a generic FOCALIN XR® product, consequently reducing the Company’s revenue from royalties associated with these sales.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
RITALIN LA®
On December 4, 2006, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Abrika Pharmaceuticals, Inc. and Abrika Pharmaceuticals, LLP, (collectively, “Abrika Pharmaceuticals”) in response to a notice of a Paragraph IV certification made by Abrika Pharmaceuticals in connection with the filing of an ANDA for RITALIN LA® 20 mg, 30 mg, and 40 mg generic products. The notification letter from Abrika Pharmaceuticals contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and are not infringed by the proposed Abrika Pharmaceuticals products. In their complaint against Abrika Pharmaceuticals, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. Abrika Pharmaceuticals filed an answer and counterclaim in the New Jersey court on June 1, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. On September 26, 2007, Abrika Pharmaceuticals sent a Paragraph IV certification to Celgene and Novartis in connection with the filing of an ANDA supplement with respect to Abrika Pharmaceuticals’ proposed generic 10 mg RITALIN LA® product. Celgene and Novartis filed an amended complaint against Abrika Pharmaceuticals on November 5, 2007 that includes infringement allegations directed to Abrika Pharmaceuticals’ proposed generic 10 mg RITALIN LA® product. Abrika Pharmaceuticals filed an answer and counterclaim to the amended complaint on December 5, 2007. The counterclaim seeks a declaratory judgment of patent invalidity, noninfringement, and unenforceability with respect to the patents-in-suit. No trial date has been set. If the Company is unsuccessful in proving infringement or defending its patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing the Company’s revenue from royalties associated with these sales.
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
On October 31, 2007, the Company, together with its exclusive licensee Novartis, filed an infringement action in the United States District Court for the District of New Jersey against Barr and Barr Pharmaceuticals, Inc. in response to a notice of a Paragraph IV certification made by Barr in connection with the filing of an ANDA for RITALIN LA®. The notification letter from Barr contends that claims in United States Patent Nos. 5,837,284 and 6,635,284 are invalid and not infringed by the proposed Barr products. In their complaint against Barr, Celgene and Novartis asserted United States Patent Nos. 5,837,284 and 6,635,284. No pretrial or trial dates have been set. If the Company is unsuccessful in proving infringement or defending our patents, Novartis’ sales of RITALIN LA® could be significantly reduced in the United States by the entrance of a generic RITALIN LA® product, consequently reducing the Company’s revenue from royalties associated with these sales.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
IMiDs®
On October 29, 2003, the Company filed a lawsuit against Centocor, Inc. to prevent Centocor’s use of the term “I.M.I.D.s” in connection with Centocor’s products, which use, the Company believes, is likely to cause confusion with its IMiDs® registered trademark for compounds (including REVLIMID®) developed or being developed by the Company to treat cancer and inflammatory diseases. In 2007, the Company settled the case and Centocor agreed to stop using the term “I.M.I.D.s.”
(20) Geographic and Product Information
Operations by Geographic Area: Revenues within the United States primarily consist of sales of REVLIMID®, THALOMID®, VIDAZA® and ALKERAN ®. Revenues are also derived from collaboration agreements and royalties. Outside of the United States, revenues are primarily derived from sales of REVLIMID®, THALOMID®, VIDAZA® and from royalties received from third parties for sales of THALOMID® and RITALIN® LA.

Revenues	2008	2007	2006

United States	$1,581,889	$1,202,067	$845,418
Europe	657,929	194,173	42,970
Other	14,963	9,580	10,485

Total revenues	$2,254,781	$1,405,820	$898,873

Long Lived Assets (1)	2008	2007

United States	$119,234	$85,164
Europe	126,466	111,115
All Other	3,271	1,149

Total long lived assets	$248,971	$197,428

(1)	Long lived assets consist of net property, plant and equipment.
Revenues by Product: Total revenue from external customers by product for the years ended December 31, 2008, 2007 and 2006, were as follows:

	2008	2007	2006
REVLIMID®	$1,324,671	$773,877	$320,558
THALOMID®	504,713	447,089	432,950
VIDAZA®	206,692	—	—
ALKERAN®	81,734	73,551	50,337
Other	19,868	5,924	7,760

Total net product sales	2,137,678	1,300,441	811,605

Collaborative agreements and other revenue	14,945	20,109	18,189
Royalty revenue	102,158	85,270	69,079

Total revenue	$2,254,781	$1,405,820	$898,873

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Major Customers: The Company sells its products primarily through wholesale distributors and specialty pharmacies in the U.S. which account for a large portion of the Company’s total revenues. International sales are primarily made directly to hospitals or clinics. In 2008, 2007 and 2006, the following four customers accounted for more than 10% of the Company’s total revenue in at least one of those years. The percentage of amounts due from these same customers compared to total net accounts receivable is also depicted below as of December 31, 2008 and 2007.

	Percent of Total Revenue			Percent of Net Accounts Receivable
Customer	2008	2007	2006	2008	2007

Amerisource Bergen Corp.	11.0%	9.5%	11.9%	8.8%	7.3%
CVS / Caremark	10.7%	10.4%	8.6%	5.4%	10.0%
McKesson Corp.	9.3%	14.0%	16.0%	8.3%	18.0%
Cardinal Health	8.4%	14.2%	20.2%	7.7%	14.0%
(21) Quarterly Results of Operations (Unaudited)

2008	1Q	2Q	3Q	4Q	Year

Total revenue	$462,597	$571,464	$592,465	$628,255	$2,254,781
Gross profit (1)	386,650	467,971	496,483	528,308	1,879,411
Income tax (provision)	(35,047)	(39,033)	(42,058)	(48,690)	(164,828)
Net income (loss)	(1,641,088)	119,883	136,814	(149,261)	(1,533,653)
Net income (loss) per common share: (2)
Basic	$(3.98)	$0.27	$0.30	$(0.33)	$(3.46)
Diluted	$(3.98)	$0.26	$0.29	$(0.33)	$(3.46)
Weighted average shares
Basic	412,263	442,640	456,509	458,742	442,620
Diluted	412,263	466,687	468,891	458,742	442,620

2007	1Q	2Q	3Q	4Q	Year

Total revenue	$293,415	$347,907	$349,908	$414,590	$1,405,820
Gross profit (1)	247,741	290,244	297,090	335,155	1,170,230
Income tax (provision)	(48,689)	(78,224)	(74,451)	(89,172)	(290,536)
Net income	57,409	54,870	38,833	75,322	226,433
Net income per common share: (2)
Basic	$0.15	$0.14	$0.10	$0.19	$0.59
Diluted	$0.14	$0.13	$0.09	$0.18	$0.54
Weighted average shares
Basic	377,599	381,086	383,774	390,301	383,225
Diluted	429,306	431,377	432,817	433,850	431,858

(1)	Gross profit is computed by subtracting cost of goods sold (excluding amortization expense) from net product sales.

(2)	The sum of the quarters may not equal the full year due to rounding. In addition, quarterly and full year basic and diluted earnings per share are calculated separately.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES
As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), or the Exchange Act. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
In January 2009, we completed the process of implementing the Oracle Enterprise Business Suite (“EBS”), including accounting modules used to perform substantially all of our accounting and financial reporting functions and supply chain modules. In connection with the EBS implementation, internal controls and procedures have been modified as necessary to reflect the new system environment; however, we believe our overall financial reporting controls have not changed significantly as a result of the implementation. As the EBS system was being implemented, we reviewed each module and the design of the internal controls over financial reporting impacted by the implementation. As we continue to utilize the EBS, there may be impacts to internal controls over financial reporting.
With the exception of the matter discussed above, there have not been any other changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2008, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Celgene Corporation:
We have audited Celgene Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Celgene Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Celgene Corporation and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Celgene Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2008, and our report dated February 17, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP
Short Hills, New Jersey
February 17, 2009

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year ended December 31, 2008 in connection with our 2009 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
See Item 10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Item 10.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See Item 10.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
See Item 10.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a) 1. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets as of December 31, 2008 and 2007	63
Consolidated Statements of Operations — Years Ended December 31, 2008, 2007 and 2006	64
Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006	65
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2008, 2007 and 2006	67
Notes to Consolidated Financial Statements	68

(a) 2. Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts	120

(a) 3. Exhibit Index
The following exhibits are filed with this report or incorporated by reference:

EXHIBIT
NO.	EXHIBIT DESCRIPTION

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

EXHIBIT
NO.	EXHIBIT DESCRIPTION

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

4.2
Indenture dated as of June 3, 2003 between the Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 dated August 14, 2003 (No. 333-107977)), as supplemented by the Supplemental Indenture thereto, dated as of May 9, 2008 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008).

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

10.3
1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated May 30, 1997), as amended by Amendment No. 1 thereto, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.4
1995 Non Employee Directors’ Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated May 24, 1999), as amended by Amendment No. 1 thereto, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002), as amended by Amendment No. 2 thereto, effective as of April 18, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002), as amended by Amendment No. 3 thereto, effective as of April 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005), as amended by Amendment No. 4 thereto, effective as of April 5, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-126296), as amended by Amendment No. 5 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007), as amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

EXHIBIT
NO.	EXHIBIT DESCRIPTION

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

10.7
Employment Agreement effective May 1, 2006 between the Company and Sol J. Barer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006); amendment to Employment Agreement to comply with Section 409A of the Internal Revenue Code.*

10.8
Employment Agreement effective May 1, 2006 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006); amendment to Employment Agreement to comply with Section 409A of the Internal Revenue Code.*

10.9
Celgene Corporation 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 24, 2008); formerly known as the 1998 Stock Incentive Plan, amended and restated as of April 23, 2003 (and, prior to April 23, 2003, formerly known as the 1998 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006), as amended by Amendment No. 1 to the 1998 Stock Incentive Plan, effective as of April 14, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-126296), as amended by Amendment No. 2 to the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006), as amended by Amendment No. 3 to the 1998 Stock Incentive Plan, effective August 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.10
Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail Laboratories Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 1998).

10.11
Registration Rights Agreement dated as of July 6, 1999 between the Company and the Purchasers in connection with the issuance of the Company’s 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.12
Development and License Agreement between the Company and Novartis Pharma AG, dated April 19, 2000 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13
Collaborative Research and License Agreement between the Company and Novartis Pharma AG, dated December 20, 2000 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.14
Custom Manufacturing Agreement between the Company and Johnson Matthey Inc., dated March 5, 2001 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

EXHIBIT
NO.	EXHIBIT DESCRIPTION

10.15
Manufacturing and Supply Agreement between the Company and Mikart, Inc., dated as of April 11, 2001 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.16
Distribution Services Agreement between the Company and Ivers Lee Corporation, d/b/a Sharp, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.17
Forms of Award Agreement for the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-3 (No. 333-75636) dated December 30, 2005).

10.18
Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008).

10.19	Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.20
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

10.21
Exclusive License Agreement among the Company, Children’s Medical Center Corporation and, solely for purposes of certain sections thereof, EntreMed, Inc., effective December 31, 2002 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22
Supply Agreement between the Company and Sifavitor s.p.a., dated as of September 28, 1999 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23
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

10.25
Securities Purchase Agreement dated as of April 8, 2003 between the Company and Pharmion Corporation in connection with the purchase by the Company of Pharmion’s Senior Convertible Promissory Note in the principal amount of $12,000,000 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

EXHIBIT
NO.	EXHIBIT DESCRIPTION

10.26
Purchase Agreement dated May 28, 2003 between the Company and Morgan Stanley & Co. Incorporated, as Initial Purchaser, in connection with the purchase of $400,000,000 principal amount of the Company’s 1 3/4% Convertible Note Due 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.27
Registration Rights Agreement dated as of June 3, 2003 between the Company, as Issuer, and Morgan Stanley & Co. Incorporated, as Initial Purchaser (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (No. 333-107977) dated August 14, 2003).

10.28	Form of 13/4% Convertible Note Due 2008 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement of Form S-3 (No. 333-107977) dated August 14, 2003).

10.29
Technical Services Agreement among the Company, Celgene UK Manufacturing II, Limited (f/k/a Penn T Limited), Penn Pharmaceutical Services Limited and Penn Pharmaceutical Holding Limited dated October 21, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.30
Purchase and Sale Agreement between Ticona LLC and the Company dated August 6, 2004, with respect to the Summit, New Jersey property (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.31
Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004 (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.32
License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.33
Amendment No. 1, dated March 3, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.34
Letter Agreement, dated March 3, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.35
Amendment No. 2, dated April 8, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.36
Letter Agreement, dated August 18, 2003, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

EXHIBIT
NO.	EXHIBIT DESCRIPTION

10.37
Letter Agreement, dated December 3, 2004, to License Agreement among the Company, Pharmion Corporation and Pharmion GmbH, dated as of November 16, 2001, as further amended (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.38
Letter Agreement among the Company, Pharmion Corporation and Pharmion GmbH dated December 3, 2004 (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.39
Amendment No. 2 to the Amended and Restated Distribution and License Agreement dated as of November 16, 2001, as amended March 4, 2003 and supplemented June 18, 2003, by and between Pharmion GmbH and Celgene UK Manufacturing II, Limited, dated December 3, 2004 (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.40
Sublease between Gateway, Inc. (“Sublandlord”) and Celgene Corporation (“Subtenant”), entered into as of December 10, 2001, with respect to the San Diego property (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.41
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

10.43
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

10.44
Finished Goods Supply Agreement (Revlimid™) between the Company and Penn Pharmaceutical Services Limited, dated September 8, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.45
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

10.46
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

EXHIBIT
NO.		EXHIBIT DESCRIPTION

10.47		Celgene Corporation Management Incentive Plan (MIP) and Performance Plan (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.48		Letter Agreement between the Company and David W. Gryska (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.49
Amendment to Letter Agreement between the Company and David W. Gryska (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007), as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008).

10.50
Voting Agreement, dated as of November 18, 2007, by and among Celgene Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

10.51
Merger Agreement, dated as of November 18, 2007, between Pharmion Corporation and Celgene Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2007).

10.52	*	Employment Agreement of Aart Brouwer, dated October 7, 2008

10.53
Employment Letter of Dr. Graham Burton, dated as of June 2, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008).

10.54
Termination Agreement between the Company, Pharmion LLC and Pharmacia & Upjohn Company, dated October 3, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on May 12, 2008).

10.55	*	Addendum to Employment Agreement of Aart Brouwer

14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

21.1	*	List of Subsidiaries.

23.1	*	Consent of KPMG LLP.

24.1	*	Power of Attorney (included in Signature Page).

31.1	*	Certification by the Company’s Chief Executive Officer.

31.2	*	Certification by the Company’s Chief Financial Officer.

32.1	*	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	*	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

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
Sol J. Barer
Chairman of the Board and Chief Executive Officer
Date: February 17, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sol J. Barer Sol J. Barer	Chairman of the Board and Chief Executive Officer	February 17, 2009

/s/ Robert J. Hugin Robert J. Hugin	Director, Chief Operating Officer	February 17, 2009

/s/ David W. Gryska David W. Gryska	Chief Financial Officer	February 17, 2009

/s/ Michael D. Casey Michael D. Casey	Director	February 17, 2009

/s/ Rodman L. Drake Rodman L. Drake	Director	February 17, 2009

Signature	Title	Date

/s/ Arthur Hull Hayes, Jr. Arthur Hull Hayes, Jr.	Director	February 17, 2009

/s/ Gilla Kaplan Gilla Kaplan	Director	February 17, 2009

/s/ James Loughlin James Loughlin	Director	February 17, 2009

/s/ Ernest Mario Ernest Mario	Director	February 17, 2009

/s/ Walter L. Robb Walter L. Robb	Director	February 17, 2009

/s/ Andre Van Hoek Andre Van Hoek	Controller (Principal Accounting Officer)	February 17, 2009
The foregoing constitutes a majority of the directors.

Celgene Corporation and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Additions Charged
	Beginning of	to Expense or				Balance at
Year ended December 31,	Year	Sales		Deductions		End of Year
	(In thousands $)
2008
Allowance for doubtful accounts	$1,764	6,232		$2,264	(2)	$5,732
Allowance for customer discounts	2,895	36,024	(1)	35,260	(2)	3,659

Subtotal	4,659	42,256		37,524		$9,391
Allowance for sales returns	16,734	20,624	(1)	19,559	(2)	17,799

Total	$21,393	$62,880		$57,083		$27,190

2007
Allowance for doubtful accounts	$4,329	9,489		$12,054		$1,764
Allowance for customer discounts	2,296	27,999	(1)	27,400		2,895

Subtotal	6,625	37,488		39,454		$4,659
Allowance for sales returns	9,480	39,801	(1)	32,547		16,734

Total	$16,105	$77,289		$72,001		$21,393

2006
Allowance for doubtful accounts	$2,292	$2,169		$132		$4,329
Allowance for customer discounts	1,447	18,881	(1)	18,032		2,296

Subtotal	3,739	21,050		18,164		6,625
Allowance for sales returns	5,017	54,551	(1)	50,088		9,480

Total	$8,756	$75,601		$68,252		$16,105

(1)	Amounts are a reduction from gross sales.

(2)	Included in the deductions column are the following amounts, which were the balances recorded on March 7, 2008 as a result of the acquisition of Pharmion: Allowance for doubtful accounts of $818; Allowance for customer discounts of $283; and Allowance for sales returns of $926.