Form 10-Q
period 2009-03-31
CELGENE CORP /DE/
filed 2009-05-06
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 29, 2009, 460,288,544 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-Month Periods Ended
	March 31,
	2009	2008

Revenue:
Net product sales	$576,232	$431,374
Collaborative agreements and other revenue	2,244	4,768
Royalty revenue	26,577	26,455

Total revenue	605,053	462,597

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	64,299	44,724
Research and development	181,248	156,877
Selling, general and administrative	173,440	140,451
Amortization of acquired intangible assets	23,625	9,842
Acquired in-process research and development	—	1,740,000

Total expenses	442,612	2,091,894

Operating income (loss)	162,441	(1,629,297)

Other income and expense:
Interest and investment income, net	17,453	29,623
Equity in losses of affiliated companies	771	5,079
Interest expense	464	2,210
Other income, net	32,610	922

Income (loss) before income taxes	211,269	(1,606,041)

Income tax provision	48,386	35,047

Net income (loss)	$162,883	$(1,641,088)

Net income (loss) per common share:
Basic	$0.35	$(3.98)
Diluted	$0.35	$(3.98)

Weighted average shares (in thousands):
Basic	459,583	412,263

Diluted	468,105	412,263

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008

Assets

Current assets:
Cash and cash equivalents	$953,705	$1,092,386
Marketable securities available for sale	1,439,640	1,129,705
Accounts receivable, net of allowances of $11,434 and $9,391 at March 31, 2009 and December 31, 2008, respectively	339,902	312,243
Inventory	97,255	100,176
Deferred income taxes	18,200	16,415
Other current assets	173,801	190,441

Total current assets	3,022,503	2,841,366

Property, plant and equipment, net	251,114	248,971
Investment in affiliated companies	18,685	18,392
Intangible assets, net	407,681	434,764
Goodwill	586,326	588,822
Other assets	320,083	312,955

Total assets	$4,606,392	$4,445,270

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$60,579	$53,859
Accrued expenses	271,130	306,120
Income taxes payable	13,026	51,162
Current portion of deferred revenue	1,860	1,419
Other current liabilities	69,633	114,688

Total current liabilities	416,228	527,248

Deferred revenue, net of current portion	3,125	3,127
Non-current income taxes payable	366,980	358,578
Other non-current liabilities	64,980	64,989

Total liabilities	851,313	953,942

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 464,107,256 and 463,274,296 shares at March 31, 2009 and December 31, 2008, respectively	4,641	4,633
Common stock in treasury, at cost; 4,000,498 and 4,144,667 shares at March 31, 2009 and December 31, 2008, respectively	(151,706)	(157,165)
Additional paid-in capital	5,272,944	5,180,397
Accumulated deficit	(1,246,110)	(1,408,993)
Accumulated other comprehensive loss	(124,690)	(127,544)

Total stockholders’ equity	3,755,079	3,491,328

Total liabilities and stockholders’ equity	$4,606,392	$4,445,270

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net income (loss)	$162,883	$(1,641,088)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of long-term assets	9,521	7,497
Amortization of intangible assets	23,762	9,942
Allocation of pre-paid royalties	7,844	—
Provision for accounts receivable allowances	1,242	2,046
Deferred income taxes	(11,681)	(392)
Acquired in-process research and development	—	1,740,000
Share-based compensation expense	32,421	21,276
Equity in losses of affiliated companies	771	5,079
Share-based employee benefit plan expense	1,773	2,135
Unrealized change in value of foreign currency forward contracts	(15,485)	817
Other, net	(3,531)	(770)

Change in current assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(30,931)	(38,147)
Inventory	(2,564)	(7,235)
Other operating assets	(3,124)	(4,362)
Accounts payable and other operating liabilities	(18,550)	(48,657)
Income tax payable	(27,724)	14,548
Deferred revenue	490	871

Net cash provided by operating activities	127,117	63,560

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	412,606	563,272
Purchases of marketable securities available for sale	(704,613)	(194,629)
Payments for acquisition of business, net of cash acquired	—	(746,009)
Capital expenditures	(20,974)	(18,149)
Investment in affiliated companies	(1,064)	(1,339)
Purchases of investment securities	(750)	(4,762)
Other	3,333	8,275

Net cash used in investing activities	(311,462)	(393,341)

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	11,860	23,249
Excess tax benefit from share-based compensation arrangements	44,751	12,303

Net cash provided by financing activities	56,611	35,552

Effect of currency rate changes on cash and cash equivalents	(10,947)	14,081

Net decrease in cash and cash equivalents	(138,681)	(280,148)

Cash and cash equivalents at beginning of period	1,092,386	1,218,273

Cash and cash equivalents at end of period	$953,705	$938,125

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2009	2008

Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized loss on marketable securities available for sale	$(16)	$91,226

Matured shares tendered in connection with stock option exercises	$—	$(1,554)

Conversion of convertible notes	$—	$43

Supplemental disclosure of cash flow information:
Interest paid	$—	$1,067

Income taxes paid	$42,491	$528

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In all accompanying tables, amounts of dollars expressed in thousands, except per share amounts, unless otherwise indicated)
1. Nature of Business and Summary of Significant Accounting Policies
Nature of Business and Basis of Presentation: Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. The Company’s commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide PharmionTM, subsequent to the acquisition of Pharmion Corporation, or Pharmion), VIDAZA® and FOCALIN®. ALKERAN® was licensed from GlaxoSmithKline, or GSK, and sold under the Celgene label through March 31, 2009, the conclusion of the ALKERAN® license with GSK. FOCALIN® is sold exclusively to Novartis Pharma AG, or Novartis. The Company also derives revenues from a licensing agreement with Novartis, which entitles it to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, and sales of bio-therapeutic products and services through the Company’s Cellular Therapeutics subsidiary.
The accompanying unaudited consolidated financial statements have been prepared from the books and records of the Company pursuant to U.S. generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim reporting. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. Investments in limited partnerships and interests in which the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. Certain immaterial reclassifications have been made to the prior period consolidated financial statements in order to conform to the current period presentation. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, or the 2008 Annual Report on Form 10-K.
The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The Company is subject to certain risks and uncertainties related to product development, regulatory approval, market acceptance, scope of patent and proprietary rights, competition, technological change and product liability.
Interim results may not be indicative of the results that may be expected for the full year. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements.
Significant Accounting Policies: The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K.
New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company’s adoption of SFAS 157 related to non-financial assets beginning January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In December 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 07-1, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” or EITF 07-1, which provides guidance on how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. EITF 07-1 was effective for the Company beginning January 1, 2009 on a retrospective basis and did not have any impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” or SFAS 141R, which replaces FASB Statement No. 141, “Business Combinations,” and requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. SFAS 141R amended SFAS No. 109, “Accounting for Income Taxes,” or SFAS 109, and FASB Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” or FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisition adjustments to a business combination related deferred tax asset valuation allowance and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141R does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, after SFAS 141R is adopted, all changes to valuation allowances and liabilities related to uncertain tax positions from an acquisition (whether the combination was accounted for under SFAS 141 or SFAS 141R) must be recognized in current period income tax expense. SFAS 141R was effective for the Company beginning January 1, 2009 and the Company will account for future business combinations in accordance with its provisions.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” or SFAS 160, which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. SFAS 160 was effective for the Company beginning January 1, 2009 and did not have any impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 was effective for the Company beginning January 1, 2009. See Note 6 for expanded disclosures required by SFAS 161.
In April 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP FAS142-3 was effective for the Company beginning January 1, 2009 and did not have any impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The requirements for separate accounting must be applied retrospectively to previously issued convertible debt issuances as well as prospectively to newly issued convertible debt issuances, negatively affecting both net income and earnings per share, in financial statements issued for fiscal years beginning after December 15, 2008. Since the Company’s past convertible debt issuance did not include a cash settlement feature, the adoption of FSP APB 14-1 did not have any impact on its consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2008, the FASB issued FSP EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or FSP EITF 03-6-1. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 was effective for the Company beginning January 1, 2009. Since the Company’s past share-based payment awards did not include non-forfeitable rights to dividends or dividend equivalents, the adoption of FSP EITF 03-6-1 did not have any impact on its consolidated financial statements.
In November 2008, the FASB ratified EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” or EITF 08-6, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 was effective for the Company beginning January 1, 2009 and did not have any impact on the Company’s consolidated financial statements.
In November 2008, the FASB ratified EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7, which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 was effective for the Company beginning January 1, 2009 and the Company will account for defensive intangible assets acquired in future business combinations in accordance with its provisions.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and FAS 124-2. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1, or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company did not early adopt FSP FAS 157-4 and is currently evaluating the impact that the adoption of FSP FAS 157-4 will have, if any, on its consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. The Company did not early adopt FSP FAS 115-2 and FAS 124-2 and is currently evaluating the impact that the adoption of FSP FAS 115-2 and FAS 124-2 will have, if any, on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company did not early adopt FSP FAS 107-1 and APB 28-1 and is currently evaluating the impact that the adoption of FSP FAS 107-1 and APB 28-1 will have, if any, on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS 141R-1. FSP FAS 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 was effective for the Company beginning January 1, 2009 and the Company will account for assets or liabilities arising from contingencies acquired in future business combinations in accordance with its provisions.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Acquisition of Pharmion Corporation
On March 7, 2008, Celgene acquired all of the outstanding common stock and stock options of Pharmion in a transaction accounted for under the purchase method of accounting for business combinations. Celgene paid a combination of $920.8 million in cash and approximately 30.8 million shares of Celgene common stock valued at $1.749 billion to Pharmion shareholders. The operating results of Pharmion are included in the Company’s consolidated financial statements from the date of acquisition.
The following table provides unaudited pro forma financial information for the quarter ended March 31, 2008 as if the acquisition of Pharmion had occurred as of the beginning of the quarter presented. For the quarter presented, the unaudited pro forma results include the nonrecurring charge for in-process research and development, or IPR&D, amortization of acquired intangible assets, elimination of expense and income related to pre-acquisition agreements with Pharmion, reduced interest and investment income attributable to cash paid for the acquisition and the amortization of the inventory step-up to fair value of acquired Pharmion product inventories. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of Celgene and Pharmion. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

Three-Month Period
Ended
March 31, 2008

Total revenue	$483,728
Net loss	$(1,650,543)

Net loss per common share: basic and diluted	$(4.09)
3. Restructuring
The March 7, 2008 acquisition cost of Pharmion included $58.6 million in restructuring liabilities primarily related to the planned exit of certain business activities, involuntary terminations and the relocation of certain Pharmion employees. The remaining balance of these restructuring liabilities totaled $27.6 million as of December 31, 2008. The following table summarizes changes to the restructuring liabilities during the three-month period ended March 31, 2009:

	Balance			Balance	Cumulative
	December 31, 2008	Payments	Adjustments(1)	March 31, 2009	Payments

Severance costs	$1,654	$(1,229)	$—	$425	$17,013
Contract termination fees	22,485	(150)	(434)	21,901	8,816
Facility closing costs	2,664	(572)	—	2,092	3,503
Other	834	(342)	—	492	3,958

Total restructuring costs	$27,637	$(2,293)	$(434)	$24,910	$33,290

(1)	Purchase accounting now closed as of March 31, 2009.
The Company expects to finalize the contractual terms of all restructuring activities during 2009.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Earnings Per Share (EPS)
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding as if the outstanding convertible debt was converted into shares of common stock and assuming potentially dilutive common shares, resulting from option exercises, had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock are the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise. As of their maturity date, June 1, 2008, substantially all of the Company’s convertible notes were converted into shares of common stock.

	Three-Month Periods Ended
	March 31,
	2009	2008

Net income (loss) for basic and diluted computation	$162,883	$(1,641,088)

Weighted average shares:
Basic	459,583	412,263
Effect of dilutive securities:
Options, warrants and other incentives	8,522	—

Diluted	468,105	412,263

Net income (loss) per share:
Basic	$0.35	$(3.98)
Diluted	$0.35	$(3.98)
The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 17,662,587 and 50,546,244 shares for the three-month periods ended March 31, 2009 and 2008, respectively. All of the potentially dilutive securities for the three-month period ended March 31, 2008 were determined to be anti-dilutive due to the net loss reported.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Comprehensive Income (Loss)
The components of comprehensive income (loss) consist of net income (loss), changes in pension liability, the after-tax effects of changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.

	Three-Month Periods Ended
	March 31,
	2009	2008

Net income (loss)	$162,883	$(1,641,088)

Other comprehensive income (loss):

Marketable securities:

Net unrealized gains on marketable securities available for sale, net of tax	1,827	6,967
Reversal of unrealized gains on Pharmion investment, net of tax	—	(62,806)
Reclassification adjustment for losses included in net income (loss)	(4,967)	(1,289)

Total other comprehensive losses related to marketable securities available for sale, net of tax	(3,140)	(57,128)
Net unrealized gains related to cash flow hedges, net of tax	52,759	—
Currency translation adjustments	(46,765)	25,724

Total other comprehensive income (loss) items	2,854	(31,404)

Comprehensive income (loss)	$165,737	$(1,672,492)

6. Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 and the valuation techniques the Company utilized to determine such fair value. In general, fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate obligations, Federal Deposit Insurance Corporation, or FDIC, guaranteed fixed rate corporate debt, forward currency contracts and warrants for the purchase of equity securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 assets consist of a private cash fund with a carrying value calculated pursuant to the amortized cost method, which values each investment at its acquisition cost as adjusted for amortization of premium or accumulation of discount over the investment’s remaining life, net of impairment.

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,439,640	$510	$1,430,812	$8,318
Cash equivalents	29,840	—	29,840	—
Forward currency contracts	11,231	—	11,231	—

	$1,480,711	$510	$1,471,883	$8,318

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,129,705	$407	$1,118,244	$11,054
Forward currency contracts	(57,486)	—	(57,486)	—

	$1,072,219	$407	$1,060,758	$11,054

The following table is a roll-forward of the fair value of the private cash fund, determined by Level 3 (significant unobservable) inputs:

	Three-Month Periods Ended
	March 31,
	2009	2008

Balance at beginning of period	$11,054	$37,038
Total gains or losses (realized and unrealized)	—	—
Settlements	(2,736)	(15,299)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$8,318	$21,739

Foreign Currency Forward Contracts: Effective January 1, 2009, the Company adopted SFAS 161 and enhanced its disclosures for derivative instruments and hedging activities by providing additional information about its objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect its financial position and performance. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect the presentation of the Company’s financial position or results of operations.
The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2009 and December 31, 2008 had settlement dates within 24 months. These foreign currency forward contracts are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, or SFAS 133, and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	March 31, 2009	December 31, 2008

Euro	$587,789	$704,198
Yen	23,829	—

Total	$611,618	$704,198

The notional settlement amounts of the foreign currency forward contracts outstanding as of March 31, 2009 and December 31, 2008 were approximately $611.6 million and $704.2 million, respectively. The Company considers the impact of its own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of March 31, 2009 and December 31, 2008, credit risk did not materially change the fair value of the Company’s foreign currency forward contracts.
The Company recognized reductions in net product sales for the settlement of certain effective cash flow hedge instruments of $0.8 million for the three-month period ended March 31, 2009 and no reductions for the three-month period ended March 31, 2008. These settlements were recorded in the same period as the related forecasted sales occurred. The Company recognized reductions in research and development expenses for the settlement of certain effective cash flow hedge instruments of $1.0 million for the three-month period ended March 31, 2009 and no reductions for the three-month period ended March 31, 2008. These settlements were recorded in the same period as the related forecasted research and development expenses occurred. Changes in time value, which the Company excluded from the hedge effectiveness assessment for the three-month period ended March 31, 2009, were included in other income, net.
The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under SFAS 133 and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2009 and December 31, 2008 were approximately $80.6 million and $56.6 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments under SFAS 133	Other current assets	$3,934	Other current liabilities	$5,820

Foreign currency forward contracts not designated as hedging instruments under SFAS 133	Other current assets	$13,117	Other current liabilities	$—

Total		$17,051		$5,820

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments under SFAS 133	Other current assets	$1,552	Other current liabilities	$50,000

Foreign currency forward contracts not designated as hedging instruments under SFAS 133	Other current assets	$30	Other current liabilities	$9,068

Total		$1,582		$59,068

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the effect of derivative instruments designated as hedging instruments under SFAS 133 on the consolidated statements of operations for the three months ended March 31, 2009 and 2008:

For the Three Months Ended March 31, 2009
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
			Location of	Amount of	Recognized in	Recognized in
	Amount of		Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)		Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI		Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative		into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$53,025	(1)	Net product sales	$(750)	Other income, net	$(4,610	)(2)
			Research and development	$1,016

(1)	Losses of $5,194 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)	Hedge ineffectiveness was insignificant and included with the amount excluded from effectiveness testing.

For the Three Months Ended March 31, 2008
				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
		Location of	Amount of	Recognized in	Recognized in
	Amount of	Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)	Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative	into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$—	N/A	$—	N/A	$—
The following table summarizes the effect of derivative instruments not designated as hedging instruments under SFAS 133 on the consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	Location of
	Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income
	Recognized in	on Derivative
	Income on	Three Month periods Ended March 31,
Instrument	Derivative	2009	2008

Foreign currency forward contracts	Other income, net	$15,948	$(580)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $538.9 million and $691.0 million at March 31, 2009 and December 31, 2008, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2009 and December 31, 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009	Cost	Gain	Loss	Value

U.S. Treasury securities	$374,937	$5,839	$(5)	$380,771
U.S. government-sponsored agency securities	489,652	11,172	(82)	500,742
U.S. government-sponsored agency MBS	392,452	5,810	(649)	397,613
FDIC guaranteed corporate debt	150,826	932	(72)	151,686
Private cash fund shares	8,318	—	—	8,318
Marketable equity securities	407	103	—	510

Total available-for-sale marketable securities	$1,416,592	$23,856	$(808)	$1,439,640

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gain	Loss	Value

U.S. Treasury securities	$263,541	$8,394	$—	$271,935
U.S. government-sponsored agency securities	571,072	16,985	(212)	587,845
U.S. government-sponsored agency MBS	229,847	3,241	(429)	232,659
FDIC guaranteed corporate debt	25,546	265	(6)	25,805
Private cash fund shares	11,054	—	—	11,054
Marketable equity securities	407	—	—	407

Total available-for-sale marketable securities	$1,101,467	$28,885	$(647)	$1,129,705

U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. U.S. government-sponsored mortgage-backed securities, or MBS, include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. FDIC guaranteed corporate debt include obligations of bank holding companies that meet certain criteria set forth under the Temporary Liquidity Guaranty Program, or TLGP, and are unconditionally guaranteed by the FDIC. Private cash fund shares are investments in enhanced cash commingled funds. Net unrealized gains in U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities and U.S. government-sponsored agency mortgage-backed fixed rate obligations, primarily reflect the impact of decreased interest rates at March 31, 2009 and December 31, 2008.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the three-month period ended March 31, 2008, the Company determined that certain securities had sustained an other-than-temporary impairment partly due to a reduction in future estimated cash flows and an adverse change in an investee’s business operations. The Company recognized impairment losses of $2.5 million, which was recorded in interest and investment income, net.
Duration periods of available-for-sale debt securities were as follows at March 31, 2009:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$270,233	$273,684
Duration of one through three years	1,030,089	1,045,233
Duration of three through five years	99,393	102,146
Duration of over five years	16,470	18,067

Total	$1,416,185	$1,439,130

8. Inventory
A summary of inventories by major category at March 31, 2009 and December 31, 2008 follows:

	March 31,	December 31,
	2009	2008

Raw materials	$16,371	$16,910
Work in process	35,288	33,170
Finished goods	45,596	50,096

Total	$97,255	$100,176

9. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

	March 31,	December 31,
Investment in Affiliated Companies	2009	2008

Investment in affiliated companies (1)	$15,494	$14,862
Excess of investment over share of equity (2)	3,191	3,530

Investment in affiliated companies	$18,685	$18,392

	Three-Month Periods Ended
	March 31,
Equity in Losses of Affiliated Companies	2009	2008

Affiliated companies losses (1)	$771	$5,079

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill.
Additional equity investments totaling $1.1 million were made during the three-month period ended March 31, 2009. The three-month period ended March 31, 2008 included other-than-temporary impairment losses of $4.4 million. These impairment losses were based on an evaluation of several factors, including a decrease in fair value of the equity investment below its cost.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Intangible Assets and Goodwill
Intangible Assets: The Company’s intangible assets consist of developed product rights from the Pharmion acquisition, contract-based licenses, technology and an acquired workforce. Remaining amortization periods related to these categories range from 3 to 12 years. A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
March 31, 2009	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$530,000	$(125,956)	$404,044	6.5
License	4,250	(998)	3,252	13.8
Technology	280	(64)	216	12.6
Acquired workforce	316	(147)	169	5.0

Total	$534,846	$(127,165)	$407,681	6.5

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2008	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$533,339	$(102,331)	$431,008	6.5
License	4,250	(922)	3,328	13.8
Technology	290	(59)	231	12.6
Acquired workforce	337	(140)	197	5.0

Total	$538,216	$(103,452)	$434,764	6.5

The decrease in gross carrying value of intangibles at March 31, 2009 compared to December 31, 2008 was primarily due to elimination of the $3.3 million intangible related to RIMIFON®, which was obtained in the Pharmion acquisition and sold in March of 2009.
Amortization of intangible assets was $23.8 million and $9.9 million for the three-month periods ended March 31, 2009 and 2008, respectively. Amortization expense for the three-month period ended March 31, 2008 only included amortization of the intangible assets related to the Pharmion acquisition for the period subsequent to the March 7, 2008 acquisition date. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $83.8 million for the year ending December 31, 2009 and approximately $64.4 million for each of the years ending December 31, 2010 through 2013.
Goodwill: At March 31, 2009, the Company’s goodwill related to the March 7, 2008 acquisition of Pharmion and the October 21, 2004 acquisition of Penn T Limited. The goodwill related to the Pharmion acquisition reflects the final allocation of the Pharmion purchase price.
The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2008	$588,822
Tax benefit on the exercise of Pharmion converted stock options	(118)
Adjustments to Pharmion assets acquired	(444)
Adjustments to Pharmion restructuring liabilities	(434)
Foreign currency translation	(1,500)

Balance at March 31, 2009	$586,326

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Share-Based Compensation
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three-month periods ended March 31, 2009 and 2008:

	Three-Month Periods Ended
	March 31,
	2009	2008

Cost of good sold	$971	$528
Research and development	14,699	9,616
Selling, general and administrative	16,854	11,132

Total share-based compensation expense	$32,524	$21,276

Share-based compensation cost included in inventory was $1.3 million at March 31, 2009 and $0.8 million at December 31, 2008.
As of March 31, 2009, there was $297.4 million of unrecognized compensation expense related to the Company’s various stock-based plans. These costs will be recognized over an expected remaining weighted-average period of 2.6 years.
The weighted-average grant date fair value of the stock options issued during the three-month periods ended March 31, 2009 and 2008 was $23.85 per share and $21.79 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the three-month period ended March 31, 2009, as compared to those disclosed for the year ended December 31, 2008 in Note 15 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K.
Stock option transactions for the three-month period ended March 31, 2009 under all plans are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Option	Term (Years)	(In Thousands)

Outstanding at December 31, 2008	33,805,610	$40.39	6.5	$617,873
Changes during the period:
Granted	2,221,942	50.60
Exercised	(819,960)	14.48
Forfeited	(372,859)	59.22
Expired	(27,903)	59.76

Outstanding at March 31, 2009	34,806,830	$41.45	6.6	$385,146

Vested at March 31, 2009 or expected to vest in the future	34,303,254	$41.18	6.5	$385,030

Vested at March 31, 2009	18,823,756	$26.94	4.6	$366,920
The total fair value of shares vested during the three-month periods ended March 31, 2009 and 2008 were $4.1 million and $3.7 million, respectively. The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2009 and 2008 was $28.9 million and $68.0 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Income Taxes
The Company periodically evaluates the likelihood of the realization of its deferred tax assets and reduces the carrying amount of those deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes and other relevant factors. Significant judgment is required in making this assessment.
During the three months ended March 31, 2009, the Company effectively settled an examination with the Internal Revenue Service, or IRS, for the years ended December 31, 2004 and 2005. The Company’s U.S. federal income tax returns have now been audited by the IRS through the year ended December 31, 2005. The Company is also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where the Company has operations.
The Company regularly reevaluates its tax positions and the associated interest and potential penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law (including regulations, administrative pronouncements, judicial precedents, etc.) that would reduce the technical merits of the position to below more likely than not. The Company believes that its accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company applies a variety of methodologies in making these estimates and assumptions which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the IRS and other taxing authorities, as well as the Company’s industry experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results of operations could be materially impacted.
Unrecognized tax benefits, generally represented by liabilities on the balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and potential penalties related to uncertain tax positions as part of its provision for income taxes. During the first quarter of 2009, the Company effectively settled examinations with the IRS and with a foreign taxing jurisdiction. The foreign examination related to a subsidiary acquired in the Pharmion acquisition. These settlements resulted in a net tax benefit of $5.3 million, a decrease in the liability for unrecognized tax benefits related to tax positions taken in prior years of $35.1 million and an increase in tax assets of $7.3 million. The Company believes that it is reasonably possible that unrecognized tax benefits, as of March 31, 2009, could decrease by approximately $16.0 million over the next 12 months related to the settlement of routine examinations or through the expiration of the statute of limitations. Increases to the amount of unrecognized tax benefits from January 1, 2009 of approximately $17.6 million relate primarily to current year operations. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.
During the three-month period ended March 31, 2008, the Company’s effective tax rate was negatively impacted by non-deductible IPR&D charges incurred in connection with the acquisition of Pharmion.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Sponsored Research, License and Other Agreements
Novartis Pharma AG: The Company entered into an agreement with Novartis in which the Company granted to Novartis an exclusive worldwide license (excluding Canada) to develop and market FOCALIN® (d-methylphenidate, or d — MPH) and FOCALIN XR®, the long-acting drug formulation. The Company has retained the exclusive commercial rights to FOCALIN® and FOCALIN XR® for oncology-related disorders, such as chronic fatigue associated with chemotherapy. The Company also granted Novartis rights to all of its related intellectual property and patents, including new formulations of the currently marketed RITALIN LA®. The Company also sells FOCALIN® to Novartis and receives royalties on sales of all of Novartis’ FOCALIN XR® and RITALIN® family of ADHD-related products.
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
PTC Therapeutics, Inc.: In September 2007, the Company invested $20 million, of which $1.1 million represented research and development expense, in Series 1 Convertible Preferred Stock of PTC Therapeutics, Inc., or PTC, and also entered into a separate collaboration agreement whereby PTC would perform discovery research activities. If both parties subsequently agree to advance research on certain discovery targets, a separate pre-negotiated research agreement would be entered into.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cabrellis Pharmaceuticals Corp.: The Company, as a result of its acquisition of Pharmion, obtained an exclusive license to develop and commercialize amrubicin in North America and Europe pursuant to a license agreement with Dainippon Sumitomo Pharma Co. Ltd, or DSP. Pursuant to Pharmion’s acquisition of Cabrellis Pharmaceutics Corp., or Cabrellis, the Company will pay $12.5 million for each approval of amrubicin in an initial indication by regulatory authorities in the United States and the European Union, or E.U., to the former shareholders of Cabrellis. Upon approval of amrubicin for a second indication in the United States or E.U., the Company will pay an additional payment of $10.0 million for each market to the former shareholders of Cabrellis. Under the terms of the license agreement for amrubicin, the Company is required to make milestone payments of $7.0 million and $1.0 million to DSP upon regulatory approval of amrubicin in the United States and the E.U., respectively, and up to $17.5 million upon achieving certain annual sales levels in the United States. Pursuant to the supply agreement for amrubicin, the Company is to pay DSP a semiannual supply price calculated as a percentage of net sales for a period of ten years. In September 2008, amrubicin was granted fast track product designation by the U.S. Food and Drug Administration, or FDA, for the treatment of small cell lung cancer after first-line chemotherapy.
14. Commitments and contingencies
Collaboration Arrangements: The Company has entered into certain research and development collaboration arrangements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s consolidated balance sheets at March 31, 2009 or December 31, 2008.
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
15. Subsequent Event
On April 24, 2009, the Board of Directors approved a share repurchase program, which was publicly announced by the Company on April 27, 2009. The program authorizes the purchase of up to $500.0 million (or approximately 12.5 million shares at the approval date) of the outstanding common stock of the Company, in the open market or through privately negotiated transactions, directly or through brokers or agents, and expires April 2011.

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
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide PharmionTM, subsequent to the acquisition of Pharmion Corporation, or Pharmion) and VIDAZA®. ALKERAN® was licensed from GlaxoSmithKline, or GSK, and sold under our label through March 31, 2009, the conclusion of the ALKERAN® license with GSK. REVLIMID® is an oral immunomodulatory drug marketed in the U.S. and Europe for patients with multiple myeloma who have received at least one prior therapy and in the U.S. and Canada for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® was licensed from Pharmacia & Upjohn, now part of Pfizer, Inc., and is marketed in the U.S. for the treatment of all subtypes of MDS. In Europe, VIDAZA® is marketed for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the International Prognostic Scoring System, or IPSS, or chronic myelomonocytic leukaemia, or CMML, with 10-29 percent marrow blasts without myeloproliferative disorder, or acute myeloid leukemia, or AML, with 20-30 percent blasts and multi-lineage dysplasia, according to World Health Organization, or WHO, classification. VIDAZA® was granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of MDS in the United States through May 2011. In addition, VIDAZA® has received orphan drug designation for the treatment of MDS and AML in the European Union, or E.U., expiring December 2018.
We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties in addition to our leading oral anti-inflammatory agents and cell products. We believe that continued acceptance of our primary commercial stage products, depth of our product pipeline, regulatory approvals of both new products and expanded use of existing products, provide the catalysts for future growth. See also Risk Factors contained in Part I, Item 1A of our 2008 Annual Report on Form 10-K.

The following table summarizes total revenues and earnings for the three-month periods ended March 31, 2009 and 2008:

	Three-Month Periods Ended
	March 31,			Percent
(Amounts in thousands, except earnings per share)	2009	2008	Increase	Change

Total revenue	$605,053	$462,597	$142,456	30.8%
Net income (loss)	$162,883	$(1,641,088)	$1,803,971	N/A
Diluted earnings (loss) per share	$0.35	$(3.98)	$4.33	N/A
The increase in revenue for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 was primarily due to the inclusion of a full three months of sales for VIDAZA® and Thalidomide PharmionTM as well as continued growth of REVLIMID® in both U.S. and international markets. The three-month period ended March 31, 2008 only included VIDAZA® and Thalidomide PharmionTM sales subsequent to the March 7, 2008 acquisition of Pharmion. Net income and diluted earnings per share for the three-month period ended March 31, 2009 reflect the continued growth in sales of our products, partly offset by increased spending from the inclusion of Pharmion’s operations and for new product launches, research and development and expansion of our international operations. The net loss in the three-month period ended March 31, 2008 was primarily due to an in-process research and development, or IPR&D, charge of $1.74 billion and amortization of acquisition intangibles related to our acquisition of Pharmion.
Results of Operations:
Three-Month Periods Ended March 31, 2009 and 2008
Total Revenue: Total revenue and related percentages for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three-Month Periods Ended
	March 31,		Increase	Percent
(Amounts in thousands)	2009	2008	(Decrease)	Change

Net product sales:
REVLIMID®	$362,516	$286,846	$75,670	26.4%
THALOMID®	113,964	113,927	37	0.0%
VIDAZA®	75,382	13,820	61,562	445.5%
ALKERAN®	19,862	15,114	4,748	31.4%
Other	4,508	1,667	2,841	170.4%

Total net product sales	$576,232	$431,374	$144,858	33.6%
Collaborative agreements and other revenue	2,244	4,768	(2,524)	-52.9%
Royalty revenue	26,577	26,455	122	0.5%

Total revenue	$605,053	$462,597	$142,456	30.8%

REVLIMID® net sales increased for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international sales reflects the expansion of our commercial activities in over 75 countries.

THALOMID® net sales totaled $114.0 million for each of the three-month periods ended March 31, 2009 and 2008, respectively. An increase in international sales was mostly offset by a decrease in U.S. sales. The international sales increase was primarily due to the April 2008 full marketing authorization by the European Commission, or EC, of THALOMID® for use in combination with melphalan and prednisone as a treatment for patients with newly diagnosed multiple myeloma. The three-month period ended March 31, 2008 only included THALOMID® sales in international markets formerly supplied by Pharmion for the period subsequent to the March 7, 2008 Pharmion acquisition date to the end of the quarter. The decrease in U.S. sales was primarily due to lower unit volumes resulting from increased use of REVLIMID® and was partly offset by increased prices.
VIDAZA® net sales increased for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 primarily due to the December 2008 full marketing authorization by the EC for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the IPSS, or CMML with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to WHO classification of VIDAZA®. The three-month period ended March 31, 2008 only including sales subsequent to the March 7, 2008 acquisition of Pharmion.
ALKERAN® net sales increased for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008. ALKERAN® was licensed from GlaxoSmithKline, or GSK, and sold under the Celgene label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK.
Total net product sales for the three-month period ended March 31, 2009 increased $144.9 million, or 33.6%, compared to the three-month period ended March 31, 2008. The change was comprised of net volume increases of $144.7 million and price increases of $13.5 million, partly offset by a decrease from the impact of foreign exchange of $13.3 million.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources declined by $2.5 million for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 due to the elimination of license fees and amortization of deferred revenues related to Pharmion subsequent to the March 7, 2008 acquisition date.
Royalty Revenue: Royalty revenue totaled $26.6 million for the three-month period ended March 31, 2009 and was approximately equal to that for the three-month period ended March 31, 2008. Royalty income primarily reflects amounts received from Novartis Pharma AG, or Novartis, on sales of the entire family of RITALIN® drugs and FOCALIN XR®.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns and allowances; sales discounts; government rebates; and chargebacks and distributor service fees.
•
We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product. REVLIMID® is distributed primarily through hospitals and contracted pharmacies lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date. VIDAZA® and ALKERAN® are sold in the United States to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals and other institutional customers.

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

•
Chargebacks and distributor service fees accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor services accruals are based on contractual fees to be paid to the wholesale distributor for services provided. On January 28, 2008, the Fiscal Year 2008 National Defense Authorization Act was enacted, which expands TRICARE to include prescription drugs dispensed by TRICARE retail network pharmacies. TRICARE is a health care program of the U.S. Department of Defense Military Health System that provides civilian health benefits for military personnel, military retirees and their dependents. TRICARE rebate accruals reflect this program expansion and are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.

See Critical Accounting Estimates and Significant Accounting Policies for further discussion of gross to net sales accruals.
Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2009	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2008	$17,799	$3,659	$10,810	$23,386	$55,654
Allowances for sales during 2009	1,269	8,278	8,815	22,319	40,681
Credits/deductions issued for prior year sales	(5,828)	(2,177)	(9,349)	(7,646)	(25,000)
Credits/deductions issued for sales during 2009	(2)	(4,281)	(1,345)	(8,087)	(13,715)

Balance at March 31, 2009	$13,238	$5,479	$8,931	$29,972	$57,620

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2008	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2007	$16,734	$2,895	$9,202	$8,839	$37,670
Pharmion balance at March 7, 2008	926	283	1,266	2,037	4,512
Allowances for sales during 2008	10,511	8,911	13,775	17,239	50,436
Credits/deductions issued for prior year sales	(7,415)	(2,785)	(6,889)	(4,016)	(21,105)
Credits/deductions issued for sales during 2008	(495)	(5,596)	(151)	(15,772)	(22,014)

Balance at March 31, 2008	$20,261	$3,708	$17,203	$8,327	$49,499

A comparison of allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2009 and 2008, respectively, follows:
Returns and allowances decreased by $9.2 million for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 primarily due to reserve decreases resulting from the completion of an inventory centralization and rationalization initiative conducted by a major pharmacy chain during the current quarter, partially offset by a reserve increase for ALKERAN® in the current quarter for returns anticipated in the second quarter of 2009 following the conclusion of the license with GSK. In addition, the 2008 period includes an increase in THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in multiple myeloma.
Discounts decreased by $0.6 million for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 primarily due to a decrease in discounts occurring outside the United States.
Government rebates decreased by $5.0 million in the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 primarily due to reduced international government rebates. Certain international government rebate programs were modified from 2008 to 2009 resulting in lower rebates in the 2009 period.
Chargebacks and distributor service fees increased by $5.1 million in the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 primarily due to the new TRICARE rebate program.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three-Month Periods Ended
	March 31,			Percent
(Amounts in thousands)	2009	2008	Increase	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$64,299	$44,724	$19,575	43.8%
Percent of net product sales	11.2%	10.4%

Research and development	$181,248	$156,877	$24,371	15.5%
Percent of total revenue	30.0%	33.9%

Selling, general and administrative	$173,440	$140,451	$32,989	23.5%
Percent of total revenue	28.7%	30.4%

Amortization of acquired intangible assets	$23,625	$9,842	$13,783	140.0%

Acquired in-process research and development	$—	$1,740,000	$(1,740,000)	N/A
Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold increased by $19.6 million for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 primarily due to increased unit volume for REVLIMID® and VIDAZA® and a charge of $3.3 million related to the write-down of ALKERAN® inventories to net realizable value as we concluded the ALKERAN® license with GSK on March 31, 2009. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 11.2% in the 2009 three-month period from 10.4% in the 2008 three-month period primarily due to the inclusion of a full three-month’s sales of VIDAZA®, which carries a higher cost compared to the other major products and the charge related to the write-down of ALKERAN® inventories to net realizable value.

Research and Development: Research and development expenses increased by $24.4 million for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008, primarily due to increases in spending related to clinical research and development in support of multiple programs, including REVLIMID®, other IMiDs® and other compounds across a broad range of diseases and increased spending for medical grants.
The following table provides an additional breakdown of research and development expenses:

	Three-Month Periods Ended
	March 31,		Increase
(Amounts in thousands)	2009	2008	(Decrease)

Human pharmaceutical clinical programs	$94,715	$49,423	$45,292
Other pharmaceutical programs	64,584	87,862	(23,278)
Drug discovery and development	18,605	15,727	2,878
Placental stem cell and biomaterials	3,344	3,865	(521)

Total	$181,248	$156,877	$24,371

Other pharmaceutical programs for the three-month period ended March 31, 2008, includes $45.0 million for the Acceleron Pharma Inc., or Acceleron, collaborative research and development arrangement, in addition to spending for toxicology, analytical research and development, quality and regulatory affairs.
Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and other IMiDs® compounds; VIDAZA®; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-α and which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; CC-4047 and CC-11050, which are currently either being evaluated in Phase I clinical trials or for which Phase II clinical trials are planned or ongoing; our kinase and ligase inhibitor programs; as well as the placental stem cell program.
Selling, General and Administrative: Selling, general and administrative expenses increased by $33.0 million for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008, primarily reflecting increases in marketing of $21.6 million, sales operations of $11.0 million and donations to non-profit foundations of $3.9 million, which were partly offset by a reduction in the provision for doubtful accounts. Marketing and sales related expenses in the three-month period ended March 31, 2009 include ongoing product launch activities for REVLIMID®, VIDAZA® and THALOMID® in Europe, Canada and Australia, in addition to VIDAZA® relaunch expenses in the United States upon receipt of an expanded FDA approval to reflect new overall survival data. The increase in expense also reflects the continued expansion of our international commercial activities.
Amortization of Acquired Intangible Assets: The $13.8 million increase in amortization of acquired intangible assets for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 was due to the inclusion of a full three months amortization related to Pharmion intangible assets, partly offset by the elimination of amortization related to Penn T Limited intangible assets.
Acquired In-Process Research and Development: Acquired IPR&D for the three-month period ending March 31, 2008 represents compounds under development by Pharmion at the date of acquisition that had not yet achieved regulatory approval for marketing in certain markets or had not yet been completed and have no future use. The $1.74 billion estimated fair value of these intangible assets was derived using the multi-period excess-earnings method, a form of the income approach. The IPR&D primarily related to development and approval initiatives for Vidaza® IV in the E.U. market, the oral form of azacitidine in the U.S. and E.U. markets and THALOMID® in the E.U. market. The projected cash flows for valuation purposes were based on key assumptions such as estimates of revenues and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products; and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.

Interest and Investment Income, Net: Interest and investment income was $17.5 million for the three-month period ended March 31, 2009, representing a decrease of $12.2 million from the $29.6 million recorded for the three-month period ended March 31, 2008. The decrease was due to reduced yields on invested balances as well as slightly lower average cash, cash equivalents and marketable securities available for sale balances. The decrease in cash, cash equivalents and marketable securities available for sale in the 2009 quarter versus the 2008 quarter was primarily due to the net payment of $746.8 million relating to the March 7, 2008 Pharmion acquisition and the October 3, 2008 prepayment of our royalty obligation under the June 7, 2001 5-azacytidine license in full for $425.0 million, which was partly offset by increased cash generated from operations.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $0.8 million and $5.1 million for the three-month periods ended March 31, 2009 and 2008, respectively. The loss in the three-month period ended March 31, 2008 included an impairment charge of $4.4 million, which related to an affiliate company investee based on a decrease in fair value below our cost, along with our evaluation of several other factors affecting the investee.
Interest Expense: Interest expense was $0.5 million and $2.2 million for the three-month periods ended March 31, 2009 and 2008, respectively. The $1.7 million decrease in expense reflects the conversion of convertible debt into our common stock which was completed in June 2008.
Other Income, Net: Other income, net was $32.6 million and $0.9 million for the three-month periods ended March 31, 2009 and 2008, respectively. The $31.7 million increase in other income was primarily due to hedging and realized and unrealized foreign exchange gains.
Income Tax Provision: The income tax provision for the three-month period ended March 31, 2009 was $48.4 million and reflects an effective tax rate of 22.9%. The effective tax rate reflects the growth of our low tax manufacturing operations and our overall global mix of income. Tax expense also includes a net tax benefit of $5.3 million related to the settlement of tax examinations in the first quarter. The income tax provision for the three-month period ended March 31, 2008 was $35.0 million with an effective tax rate of negative 2.2%. The effective tax rate was impacted by non-deductible IPR&D charges incurred in connection with the acquisition of Pharmion. The effective tax rate, excluding the impact of the IPR&D charges, was 26.2% which reflects the growth of our low tax manufacturing operations and our overall global mix of income.

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2009 and 2008 were as follows:

	Three-Month Periods Ended
	March 31,
(Amounts in thousands)	2009	2008	Change

Net cash provided by operating activities	$127,117	$63,560	$63,557
Net cash used in investing activities	$(311,462)	$(393,341)	$81,879
Net cash provided by financing activities	$56,611	$35,552	$21,059
Operating Activities: Net cash provided by operating activities for the three-month period ended March 31, 2009 increased by $63.6 million to $127.1 million as compared to the three-month period ended March 31, 2008. The increase in net cash provided by operating activities was primarily attributable to:
•	an expansion of our operations and related increase in net earnings, partially offset by
•	the timing of receipts and payments in the ordinary course of business.
Investing Activities: Net cash used in investing activities for the three-month period ended March 31, 2009 decreased by $81.9 million to $311.5 million as compared to the three-month period ended March 31, 2008. The 2009 investing activities are principally related to net purchases of marketable securities available for sale of $292.0 million and capital expenditures of $21.0 million, whereas in 2008 the $746.0 million of cash paid to acquire Pharmion was included.
Financing Activities: Net cash provided by financing activities for the three-month period ended March 31, 2009 increased by $21.1 million to $56.6 million as compared to the three-month period ended March 31, 2008. The increase in net cash provided by financing activities was primarily attributable to:
•	an increase in the excess tax benefit from share-based compensation arrangements, partially offset by
•	a decrease in the proceeds from the exercise of common stock options and warrants.
Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Cash, cash equivalents, marketable securities available for sale and working capital as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
(Amounts in thousands)	2009	2008	Increase

Cash, cash equivalents and marketable securities available for sale	$2,393,345	$2,222,091	$171,254
Working capital (1)	$2,589,935	$2,299,122	$290,813

(1)
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, and Federal Deposit Insurance Corporation, or FDIC, guaranteed fixed rate corporate debt. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The increase in cash, cash equivalents and marketable securities available for sale from December 31, 2008 to March 31, 2009 was primarily due to increased cash generated from operations and stock option activities.

Accounts Receivable, Net: Accounts receivable, net increased by $27.7 million to $339.9 million as of March 31, 2009 compared to December 31, 2008 primarily due to increased sales of REVLIMID® and VIDAZA®. Days of sales outstanding at March 31, 2009 amounted to 50 days compared to 42 days at December 31, 2008. The increase was primarily due to increased international sales for which the collection period is longer than for U.S. sales. We expect this trend to continue as our international sales continue to expand.
Inventory: Inventory balances totaled $97.3 million at March 31, 2009, representing a decrease of $2.9 million from the $100.2 million balance at December 31, 2008. The decrease reflected the impact of lower inventories of ALKERAN® resulting from non-renewal of the GSK supply agreement which was mostly offset by an increase in REVLIMID® inventories to support higher sales levels.
Other Current Assets: Other current assets decreased by $16.6 million to $173.8 million as of March 31, 2009 compared to December 31, 2008 primarily due to timing of cash settlements related to certain pending sales of marketable securities at December 31, 2008, partially offset by an increase related to the fair value of foreign currency forward derivative contracts.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities decreased by $73.3 million to $401.3 million as of March 31, 2009 compared to December 31, 2008. The decrease was primarily due to the impact of changes in the fair value of foreign currency forward derivative contracts and a decrease from the payment of certain compensation accruals, which was partly offset by an increase in clinical trial accruals.
Income Taxes Payable (Current and Non-Current): Income taxes payable decreased by $29.7 million to $380.0 million as of March 31, 2009 compared to December 31, 2008 primarily from tax payments of $51.1 million and tax benefit of stock options of $37.5 million, partially offset by a current provision for income taxes of $59.4 million.
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
Financial Condition
At March 31, 2009, our marketable securities available for sale consisted of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, FDIC guaranteed fixed rate corporate debt, private cash fund shares and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency, including issues from the Federal Home Loan Bank, or FHLB, the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. U.S. government-sponsored agency mortgage-backed securities include fixed rate asset-backed securities issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association, or GNMA. FDIC guaranteed corporate debt includes obligations of bank holding companies that meet certain criteria set forth under the Temporary Liquidity Guaranty Program, or TLGP, and is unconditionally guaranteed by the FDIC.

Fannie Mae, Freddie Mac, FHLB and GNMA are regulated by the recently established Federal Housing Finance Agency, or FHFA. Working with the Congress and the Office of the President, the U.S. Treasury and the Federal Reserve have pledged to continue to provide capital and liquidity to these U.S. government-sponsored agencies. We have not recorded any impairments against our holdings in these securities due to the support of the U.S. government of these agencies.
Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.
As of March 31, 2009, our financial assets and liabilities were recorded at fair value. In accordance with SFAS No. 157, “Fair Value Measurement,” or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist of mortgage-backed obligations, U.S. Treasury securities, U.S. government-sponsored agency securities, corporate debt securities and forward currency contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. Our Level 3 assets consist of a private cash fund.
A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities were initially valued at the transaction price and subsequently valued based on inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active.
The asset with fair values based on Level 3 inputs was the private cash fund, which represents approximately 0.6 % of the total fair value for available-for-sale securities at March 31, 2009.
Contractual Obligations
For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations since December 31, 2008.
Critical Accounting Estimates and Significant Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our critical accounting policies are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2008.

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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2009, our market risk sensitive instruments consisted of marketable securities available for sale, our note payable and certain foreign currency forward contracts.
Marketable Securities Available for Sale: At March 31, 2009, our marketable securities available for sale consisted of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, Federal Deposit Insurance Corporation, or FDIC, guaranteed fixed rate corporate debt, private cash fund shares and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency, including issues from the Federal Home Loan Bank, or FHLB, the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. U.S. government-sponsored agency mortgage-backed securities include fixed rate asset-backed securities issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association, or GNMA. FDIC guaranteed corporate debt includes obligations of bank holding companies that meet certain criteria set forth under the Temporary Liquidity Guaranty Program, or TLGP, and is unconditionally guaranteed by the FDIC.
Fannie Mae, Freddie Mac, FHLB and GNMA are regulated by the recently established Federal Housing Finance Agency, or FHFA. Working with the Congress and the Office of the President, the U.S. Treasury and the Federal Reserve have pledged to continue to provide capital and liquidity to these U.S. government-sponsored agencies. We have not recorded any impairments against our holdings in these securities due to the support of the U.S. government of these agencies.
Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.
As of March 31, 2009, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More Than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$268,905	$1,016,933	$98,399	$16,381	$1,400,618
Fair value	$273,684	$1,045,233	$102,146	$18,067	$1,439,130
Average interest rate	1.8%	1.7%	1.9%	3.9%	1.8%

Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried) located in Zofingen, Switzerland. At March 31, 2009, the fair value of our note payable to Siegfried approximated the carrying value of the note of $24.7 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2009 and December 31, 2008 had settlement dates within 24 months. These foreign currency forward contracts are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, or SFAS 133, and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	March 31, 2009	December 31, 2008

Euro	$587,789	$704,198
Yen	23,829	—

Total	$611,618	$704,198

The notional settlement amounts of the foreign currency forward contracts outstanding as of March 31, 2009 and December 31, 2008 were approximately $611.6 million and $704.2 million, respectively. We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of March 31, 2009 and December 31, 2008, credit risk did not materially change the fair value of our foreign currency forward contracts.
We recognized reductions in net product sales for the settlement of certain effective cash flow hedge instruments of $0.8 million for the three-month period ended March 31, 2009 and no reduction for the three-month period ended March 31, 2008. These settlements were recorded in the same period as the related forecasted sales occurred. We recognized reductions in research and development expenses for the settlement of certain effective cash flow hedge instruments of $1.0 million for the three-month period ended March 31, 2009 and no reduction for the three-month period ended March 31, 2008. These settlements were recorded in the same period as the related forecasted research and development expenses occurred. Changes in time value which we excluded from the hedge effectiveness assessment for the three-month period ended March 31, 2009, were included in other income, net.
We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under SFAS 133 and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2009 and December 31, 2008 were approximately $80.6 million and $56.6 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the March 31, 2009 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $38.5 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income (loss) and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or remeasured through earnings each period along with the underlying asset or liability.
Item 4. Controls and Procedures
(a)
Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), or the Exchange Act). Based upon the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.

(b)
In January 2009, we completed the process of implementing the Oracle Enterprise Business Suite (“EBS”), including accounting modules used to perform substantially all of our accounting and financial reporting functions and supply chain modules. In connection with the EBS implementation, internal controls and procedures have been modified as necessary to reflect the new system environment; however, we believe our overall internal controls over financial reporting have not changed significantly as a result of the implementation. As the EBS system was being implemented, we reviewed each module and the design of the internal controls over financial reporting impacted by the implementation. As we continue to utilize the EBS system, there may be impacts to internal controls over financial reporting.

With the exception of the matter discussed above, there have not been any other changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings,” of our 2008 Annual Report on Form 10-K There have not been any material changes since December 31, 2008 as it pertains to such legal proceedings nor have we engaged in any additional material legal proceedings.
Item 1A. Risk Factors
The risk factors included in our 2008 Annual Report on Form 10-K have not materially changed.
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

CELGENE CORPORATION
DATE: May 6, 2009	By:	/s/ David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE: May 6, 2009	By:	/s/ Andre Van Hoek
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