Form 10-Q
period 2009-06-30
CELGENE CORP /DE/
filed 2009-07-31
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
At July 27, 2009, 458,622,488 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

Page No.
PART I FINANCIAL INFORMATION

Item 1 Unaudited Consolidated Financial Statements

Consolidated Statements of Operations — Three-Month and Six-Month Periods Ended June 30, 2009 and 2008	1

Consolidated Balance Sheets — As of June 30, 2009 and December 31, 2008	2

Consolidated Statements of Cash Flows — Six-Month Periods Ended June 30, 2009 and 2008	3

Notes to Unaudited Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3 Quantitative and Qualitative Disclosures About Market Risk	44

Item 4 Controls and Procedures	46

PART II OTHER INFORMATION

Item 1 Legal Proceedings	47

Item 1A Risk Factors	47

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3 Defaults Upon Senior Securities	48

Item 4 Submission of Matters to a Vote of Security Holders	48

Item 5 Other Information	49

Item 6 Exhibits	49

Signatures	50

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue:
Net product sales	$598,154	$543,165	$1,174,386	$974,539
Collaborative agreements and other revenue	2,354	2,789	4,598	7,557
Royalty revenue	28,158	25,510	54,735	51,965

Total revenue	628,666	571,464	1,233,719	1,034,061

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	50,902	75,194	115,201	119,918
Research and development	218,500	144,861	399,747	301,739
Selling, general and administrative	176,311	176,287	349,752	316,737
Amortization of acquired intangible assets	22,667	35,167	46,292	45,009
Acquired in-process research and development	—	—	—	1,740,000

Total expenses	468,380	431,509	910,992	2,523,403

Operating income (loss)	160,286	139,955	322,727	(1,489,342)

Other income and expense:
Interest and investment income, net	24,072	19,853	41,525	49,603
Equity in (income) losses of affiliated companies	(157)	1,343	615	6,423
Interest expense	527	1,246	991	3,456
Other income, net	5,176	1,697	37,786	2,493

Income (loss) before income taxes	189,164	158,916	400,432	(1,447,125)

Income tax provision	46,329	39,033	94,715	74,080

Net income (loss)	$142,835	$119,883	$305,717	$(1,521,205)

Net income (loss) per common share:
Basic	$0.31	$0.27	$0.67	$(3.56)
Diluted	$0.31	$0.26	$0.65	$(3.56)

Weighted average shares (in thousands):
Basic	459,586	442,640	459,584	427,451

Diluted	467,082	466,687	467,759	427,451

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$866,843	$1,092,386
Marketable securities available for sale	1,631,125	1,129,705
Accounts receivable, net of allowances of $9,678 and $9,391 at June 30, 2009 and December 31, 2008, respectively	353,627	312,243
Inventory	76,839	100,176
Deferred income taxes	22,752	16,415
Other current assets	216,980	190,441

Total current assets	3,168,166	2,841,366

Property, plant and equipment, net	266,645	248,971
Investment in affiliated companies	19,476	18,392
Intangible assets, net	384,934	434,764
Goodwill	577,596	588,822
Other assets	332,451	312,955

Total assets	$4,749,268	$4,445,270

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$39,246	$53,859
Accrued expenses	279,452	306,120
Income taxes payable	15,489	51,162
Current portion of deferred revenue	1,973	1,419
Other current liabilities	95,210	114,688

Total current liabilities	431,370	527,248

Deferred revenue, net of current portion	3,876	3,127
Non-current income taxes payable	384,563	358,578
Other non-current liabilities	66,691	64,989

Total liabilities	886,500	953,942

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 464,719,591 and 463,274,296 shares at June 30, 2009 and December 31, 2008, respectively	4,647	4,633
Common stock in treasury, at cost; 6,198,012 and 4,144,667 shares at June 30, 2009 and December 31, 2008, respectively	(243,091)	(157,165)
Additional paid-in capital	5,331,128	5,180,397
Accumulated deficit	(1,103,276)	(1,408,993)
Accumulated other comprehensive loss	(126,640)	(127,544)

Total stockholders’ equity	3,862,768	3,491,328

Total liabilities and stockholders’ equity	$4,749,268	$4,445,270

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$305,717	$(1,521,205)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of long-term assets	19,262	15,622
Amortization of intangible assets	46,527	45,209
Allocation of pre-paid royalties	16,553	—
Provision for accounts receivable allowances	2,620	4,078
Deferred income taxes	(21,200)	(4,804)
Acquired in-process research and development	—	1,740,000
Share-based compensation expense	68,469	47,421
Equity in losses of affiliated companies	615	6,423
Share-based employee benefit plan expense	6,018	5,136
Unrealized change in value of foreign currency forward contracts	(25,943)	936
Realized gain on marketable securities available for sale	(17,171)	(2,239)
Other, net	2,049	724

Change in current assets and liabilities, excluding the effect of acquisition:
Accounts receivable	(36,536)	(63,273)
Inventory	16,822	7,989
Other operating assets	(28,560)	(8,686)
Accounts payable and other operating liabilities	(36,818)	(42,928)
Income tax payable	(7,660)	28,270
Deferred revenue	1,276	(71)

Net cash provided by operating activities	312,040	258,602

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	850,274	789,155
Purchases of marketable securities available for sale	(1,334,675)	(252,094)
Payments for acquisition of business, net of cash acquired	—	(746,779)
Capital expenditures	(38,702)	(34,183)
Investment in affiliated companies	(1,700)	(1,339)
Purchases of investment securities	(10,847)	(4,762)
Other	3,333	10,107

Net cash used in investing activities	(532,317)	(239,895)

Cash flows from financing activities:
Payment for treasury shares	(100,000)	—
Net proceeds from exercise of common stock options and warrants	16,569	62,035
Excess tax benefit from share-based compensation arrangements	69,713	34,120

Net cash provided by (used in) financing activities	(13,718)	96,155

Effect of currency rate changes on cash and cash equivalents	8,452	15,533

Net increase (decrease) in cash and cash equivalents	(225,543)	130,395

Cash and cash equivalents at beginning of period	1,092,386	1,218,273

Cash and cash equivalents at end of period	$866,843	$1,348,668

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2009	2008

Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized (gain) loss on marketable securities available for sale	$(590)	$102,928

Matured shares tendered in connection with stock option exercises	$(597)	$(1,981)

Conversion of convertible notes	$—	$196,543

Supplemental disclosure of cash flow information:
Interest paid	$—	$1,640

Income taxes paid	$52,761	$6,409

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In all accompanying tables, amounts of dollars expressed in thousands, except per share amounts, unless otherwise indicated)
1. Nature of Business and Basis of Presentation
Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. The Company’s primary commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide CelgeneTM and Thalidomide PharmionTM, subsequent to the acquisition of Pharmion Corporation, or Pharmion), VIDAZA® and FOCALIN®. ALKERAN® was licensed from GlaxoSmithKline, or GSK, and sold under the Celgene label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK. For a period of two years, the Company will continue to earn residual payments based upon GSK’s ALKERAN® revenues. FOCALIN® is sold exclusively to Novartis Pharma AG, or Novartis. The Company also derives revenues from a licensing agreement with Novartis, which entitles it to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, and sales of bio-therapeutic products and services through the Company’s Cellular Therapeutics subsidiary.
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
2. Summary of Significant Accounting Policies
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 was effective for the Company beginning January 1, 2009. See Note 8 for expanded disclosures required by SFAS 161.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances that is representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The requirements for separate accounting must be applied retrospectively to previously issued convertible debt issuances as well as prospectively to newly issued convertible debt issuances, negatively affecting both net income and earnings per share, in financial statements issued for fiscal years beginning after December 15, 2008. Since the Company’s past convertible debt issuance did not include a cash settlement feature, the adoption of FSP APB 14-1 did not have any impact on its consolidated financial statements.
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
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP FAS 157-4. FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt FSP FAS 157-4 and the adoption of FSP FAS 157-4 did not have any impact on its consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company did not early adopt FSP FAS 115-2 and FAS 124-2 and the adoption of FSP FAS 115-2 and FAS 124-2 did not have any impact on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP FAS 107-1 and APB 28-1. This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company did not early adopt FSP FAS 107-1 and APB 28-1 and the adoption of FSP FAS 107-1 and APB 28-1 did not have any impact on its consolidated financial statements.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS 165, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for a potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It was effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” or SFAS 166, and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” or SFAS 167. SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” or SFAS 140. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 clarifies that the objective of paragraph 9 of SFAS 140 is to determine whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. SFAS 167 is a revision to FIN 46(R), “Consolidation of Variable Interest Entities,” or FIN 46(R), and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FIN 46(R) is amended to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 will require a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. Both SFAS 166 and SFAS 167 will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of SFAS 166 and SFAS 167 will have on its consolidated financial statements.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS 168, which established the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the FASB Accounting Standards CodificationTM will be nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and the Company does not expect the adoption of SFAS 168 will have any impact on its consolidated financial statements.
3. Acquisition of Pharmion Corporation
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
The following table provides unaudited pro forma financial information for the six-month period ended June 30, 2008 as if the acquisition of Pharmion had occurred as of the beginning of the period presented. For the six-month period presented, the unaudited pro forma results include the nonrecurring charge for in-process research and development, or IPR&D, amortization of acquired intangible assets, elimination of expense and income related to pre-acquisition agreements with Pharmion, reduced interest and investment income attributable to cash paid for the acquisition and the amortization of the inventory step-up to fair value of acquired Pharmion product inventories. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of Celgene and Pharmion. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Six-Month Period
Ended
June 30, 2008
Total revenue	$1,086,415
Net loss	$(1,530,660)

Net loss per common share: basic and diluted	$(3.58)
Prior to the acquisition, Celgene had licensed exclusive rights relating to the development and commercial use of THALOMID® and its distribution system to Pharmion, and also maintained a THALOMID® supply agreement with Pharmion. The Company accounted for these arrangements in accordance with EITF Issue No. 04-1, “Accounting for Preexisting Relationships between the Parties to a Business Combination.” The effective settlement of these arrangements resulted in no settlement gain or loss as the contractual terms were deemed to be at market rates due to several factors including, but not limited to, the continued absence of European marketing authorization for THALOMID® since the agreements were executed by unrelated entities in December 2004, the review of similar recent agreements entered into by pharmaceutical and biotechnology companies containing similar economic terms and the lack of a termination penalty for either party to the agreements. In addition, the Company has valued the reacquired THALOMID®-related rights when valuing the developed product rights acquired. Any assets and liabilities that existed between Celgene and Pharmion as of the acquisition date have been eliminated in the accompanying consolidated financial statements.
4. Restructuring
The March 7, 2008 acquisition cost of Pharmion included $58.6 million in restructuring liabilities primarily related to the planned exit of certain business activities, involuntary terminations and the relocation of certain Pharmion employees. The remaining balance of these restructuring liabilities totaled $27.6 million and $15.9 million as of December 31, 2008 and June 30, 2009, respectively. The following table summarizes changes to the restructuring liabilities during the six-month period ended June 30, 2009:

	Balance				Balance	Cumulative
	December 31, 2008	Payments	Adjustments		June 30, 2009	Payments

Severance costs	$1,654	$(1,635)	$—		$19	$(17,419)
Contract termination fees	22,485	(2,859)	(6,100	)(1)	13,526	(11,525)
Facility closing costs	2,664	(660)	—		2,004	(3,591)
Other	834	(459)	—		375	(4,075)

Total restructuring costs	$27,637	$(5,613)	$(6,100)		$15,924	$(36,610)

(1)	In 2009, the Company amended a manufacturing contract on terms other than those that had been expected.
The Company expects to finalize the contractual terms of the remaining arrangements being restructured during 2009.

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

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$142,835	$119,883	$305,717	$(1,521,205)
Interest expense on convertible debt, net of tax	—	456	—	—

Net income (loss) for diluted computation	$142,835	$120,339	$305,717	$(1,521,205)

Weighted average shares:
Basic	459,586	442,640	459,584	427,451
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	7,496	13,528	8,175	—
Convertible debt	—	10,519	—	—

Diluted	467,082	466,687	467,759	427,451

Net income (loss) per share:
Basic	$0.31	$0.27	$0.67	$(3.56)
Diluted	$0.31	$0.26	$0.65	$(3.56)
The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 21,040,000 and 9,778,698 shares for the three-month periods ended June 30, 2009 and 2008, respectively. The total number of potential common shares excluded for the six-month periods ended June 30, 2009 and 2008 was 19,911,123 and 33,827,167, respectively. All of the potentially dilutive securities for the six-month period ended June 30, 2008 were determined to be anti-dilutive as a result of the net loss for the period. Substantially all of the Company’s convertible debt had been converted into shares of common stock as of June 30, 2008.
On May 26, 2009, the Company entered into an agreement to purchase shares of its common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $100.0 million under an Accelerated Share Repurchase, or ASR, program. The Company entered into this agreement as part of a $500.0 million share repurchase program approved by its Board of Directors in April 2009. The amount paid was reflected in the Company’s Consolidated Balance Sheet at June 30, 2009 as a reduction to Stockholders’ Equity.
On May 27, 2009, the Company received an initial delivery of 1.2 million shares, representing approximately 50% of the shares that could have been purchased, based on the closing price of its common stock on May 27, 2009. An additional 1.0 million shares were delivered on May 29, 2009, in accordance with the terms of the agreement. The Company expects all ASR program purchases to be completed no later than August 26, 2009. The total number of shares to be repurchased will be determined at the completion of the ASR program based on the volume weighted-average-price of the Company’s stock during the term of the agreement.
On a year-to-date basis, share repurchases totaled $100.0 million as of June 30, 2009.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Comprehensive Income (Loss)
The components of comprehensive income (loss) consist of net income (loss), changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$142,835	$119,883	$305,717	$(1,521,205)

Other comprehensive income (loss):

Marketable securities:

Net unrealized gains (losses) on marketable securities available for sale, net of tax	5,105	(6,862)	6,932	104
Reversal of unrealized gains on Pharmion investment, net of tax	—	—	—	(62,806)
Reclassification adjustment for gains included in net income (loss)	(12,204)	(951)	(17,171)	(2,239)

Total other comprehensive losses related to marketable securities available for sale, net of tax	(7,099)	(7,813)	(10,239)	(64,941)
Net unrealized gains (losses) related to cash flow hedges, net of tax	(25,917)	—	26,843	—
Currency translation adjustments	31,066	2,455	(15,700)	28,179

Total other comprehensive income (loss) items	(1,950)	(5,358)	904	(36,762)

Comprehensive income (loss)	$140,885	$114,525	$306,621	$(1,557,967)

7. Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and the valuation techniques the Company utilized to determine such fair value. In general, fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist primarily of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate obligations, Federal Deposit Insurance Corporation, or FDIC, guaranteed fixed rate corporate debt, non-U.S. government issued fixed rate securities, non-U.S. government guaranteed fixed rate securities, forward currency contracts and warrants for the purchase of equity securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 securities at June 30, 2009 consist of warrants for the purchase of equity securities in a non-publicly traded company in which the Company has invested and which is party to a collaboration and option agreement with the Company.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,631,125	$510	$1,630,615	$—
Warrants	830	—	—	830
Cash equivalents	15,687	—	15,687	—
Forward currency contracts	(3,780)	—	(3,780)	—

	$1,643,862	$510	$1,642,522	$830

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,129,705	$407	$1,118,244	$11,054
Forward currency contracts	(57,486)	—	(57,486)	—

	$1,072,219	$407	$1,060,758	$11,054

The following table is a roll-forward of the fair value of Level 3 securities (significant unobservable inputs):

	Six-Month Periods Ended
	June 30,
	2009	2008

Balance at beginning of period	$11,054	$37,038
Net gains (losses) (realized and unrealized)	2,436	—
Net purchases, issuances and settlements	(12,660)	(21,542)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$830	$15,496

8. Derivative Instruments and Hedging Activities
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2009 and December 31, 2008 had settlement dates within 24 months. These foreign currency forward contracts are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, or SFAS 133, and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	June 30, 2009	December 31, 2008

Euro	$688,650	$704,198
Yen	15,311	—

Total	$703,961	$704,198

The notional settlement amounts of the foreign currency forward contracts outstanding as of June 30, 2009 and December 31, 2008 were $704.0 million and $704.2 million, respectively. The Company considers the impact of its own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of June 30, 2009 and December 31, 2008, credit risk did not materially change the fair value of the Company’s foreign currency forward contracts.
The Company recognized reductions in net product sales for the settlement of certain effective cash flow hedge instruments of $5.8 million and $6.6 million for the three- and six-month periods ended June 30, 2009, respectively, and no reductions for each of the three- and six-month periods ended June 30, 2008. These settlements were recorded in the same period as the related forecasted sales occurred. The Company recognized reductions in research and development expenses for the settlement of certain effective cash flow hedge instruments of $0.6 million and $1.6 million for the three- and six-month periods ended June 30, 2009, respectively, and no reductions for each of the three- and six-month periods ended June 30, 2008. These settlements were recorded in the same period as the related forecasted research and development expenses occurred. Changes in time value, which the Company excluded from the hedge effectiveness assessment for the three- and six-month periods ended June 30, 2009, were included in other income, net.
The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under SFAS 133 and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2009 and December 31, 2008 were $361.2 million and $56.6 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments under SFAS 133	Other current assets	$1,054	Other current liabilities	$28,455

Foreign currency forward contracts not designated as hedging instruments under SFAS 133	Other current assets	$26,589	Other current liabilities	$2,968

Total		$27,643		$31,423

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments under SFAS 133	Other current assets	$1,552	Other current liabilities	$50,000

Foreign currency forward contracts not designated as hedging instruments under SFAS 133	Other current assets	$30	Other current liabilities	$9,068

Total		$1,582		$59,068

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the effect of derivative instruments designated as hedging instruments under SFAS 133 on the consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008:

For the Three-Month Period Ended June 30, 2009
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
			Location of	Amount of	Recognized in	Recognized in
	Amount of		Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)		Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI		Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative		into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$(31,141	)(1)	Net product sales	$(5,810)	Other income, net	$374	(2)
			Research and development	$586

(1)	Losses of $21,757 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)	Hedge ineffectiveness was insignificant and included with the amount excluded from effectiveness testing.

For the Three-Month Period Ended June 30, 2008
				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
		Location of	Amount of	Recognized in	Recognized in
	Amount of	Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)	Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative	into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$—	N/A	$—	N/A	$—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Six-Month Period Ended June 30, 2009
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
			Location of	Amount of	Recognized in	Recognized in
	Amount of		Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)		Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI		Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative		into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$21,884	(1)	Net product sales	$(6,560)	Other income, net	$(4,236	)(2)
			Research and development	$1,602

(1)	Losses of $21,757 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)	Hedge ineffectiveness was insignificant and included with the amount excluded from effectiveness testing.

For the Six-Month Period Ended June 30, 2008
				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
		Location of	Amount of	Recognized in	Recognized in
	Amount of	Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)	Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative	into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$—	N/A	$—	N/A	$—
The following table summarizes the effect of derivative instruments not designated as hedging instruments under SFAS 133 on the consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008:

	Location of
	Gain/(Loss)
	Recognized in	Amount of Gain/(Loss) Recognized in Income on Derivative
	Income on	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	Derivative	2009	2008	2009	2008

Foreign currency forward contracts	Other income, net	$1,607	$486	$17,555	$(94)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $456.7 million and $691.0 million at June 30, 2009 and December 31, 2008, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost	Gain	Loss	Value

U.S. Treasury securities	$377,853	$1,157	$(673)	$378,337
U.S. government-sponsored agency securities	486,652	5,422	(224)	491,850
U.S. government-sponsored agency MBS	467,595	6,177	(1,039)	472,733
FDIC guaranteed corporate debt	213,697	1,032	(230)	214,499
Non-U.S. government issued securities	12,462	—	—	12,462
Non-U.S. government guaranteed securities	61,045	109	(420)	60,734
Marketable equity securities	407	103	—	510

Total available-for-sale marketable securities	$1,619,711	$14,000	$(2,586)	$1,631,125

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gain	Loss	Value

U.S. Treasury securities	$263,541	$8,394	$—	$271,935
U.S. government-sponsored agency securities	571,072	16,985	(212)	587,845
U.S. government-sponsored agency MBS	229,847	3,241	(429)	232,659
FDIC guaranteed corporate debt	25,546	265	(6)	25,805
Private cash fund shares	11,054	—	—	11,054
Marketable equity securities	407	—	—	407

Total available-for-sale marketable securities	$1,101,467	$28,885	$(647)	$1,129,705

U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. U.S. government-sponsored mortgage-backed securities, or MBS, include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. FDIC guaranteed corporate debt includes obligations of bank holding companies that meet certain criteria set forth under the Temporary Liquidity Guaranty Program, or TLGP, and are unconditionally guaranteed by the FDIC. Non-U.S. government issued securities consist of direct obligations of highly rated governments of nations other then the United States. Non-U.S. government guaranteed securities consist of obligations of agencies and other entities that are explicitly guaranteed by highly rated governments of nations other then the United States. Net unrealized gains in U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate obligations and FDIC guaranteed corporate fixed rate debt primarily reflect the impact of decreased interest rates at June 30, 2009 and December 31, 2008.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Duration periods of available-for-sale debt securities were as follows at June 30, 2009:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$361,447	$365,196
Duration of one through three years	1,222,555	1,230,131
Duration of three through five years	25,940	25,915
Duration of over five years	9,362	9,373

Total	$1,619,304	$1,630,615

10. Inventory
A summary of inventories by major category at June 30, 2009 and December 31, 2008 follows:

	June 30,	December 31,
	2009	2008

Raw materials	$13,287	$16,910
Work in process	41,390	33,170
Finished goods	22,162	50,096

Total	$76,839	$100,176

11. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

	June 30,	December 31,
Investment in Affiliated Companies	2009	2008

Investment in affiliated companies(1)	$16,606	$14,862
Excess of investment over share of equity (2)	2,870	3,530

Investment in affiliated companies	$19,476	$18,392

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
Equity in (Income) Losses of Affiliated Companies	2009	2008	2009	2008

Affiliated companies (income) losses (1)	$(157)	$1,343	$615	$6,423

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill.
Additional equity investments totaling $1.7 million were made during the six-month period ended June 30, 2009. The six-month period ended June 30, 2008 included other-than-temporary impairment losses of $4.4 million. These impairment losses were based on an evaluation of several factors, including a decrease in fair value of the equity investment below its cost.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Intangible Assets and Goodwill
Intangible Assets: The Company’s intangible assets consist of developed product rights from the Pharmion acquisition, contract-based licenses, technology and an acquired workforce. Remaining amortization periods related to these categories range from one to eleven years. A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
June 30, 2009	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$530,000	$(148,622)	$381,378	6.5
License	4,250	(1,075)	3,175	13.8
Technology	290	(69)	221	12.6
Acquired workforce	331	(171)	160	5.0

Total	$534,871	$(149,937)	$384,934	6.5

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2008	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$533,339	$(102,331)	$431,008	6.5
License	4,250	(922)	3,328	13.8
Technology	290	(59)	231	12.6
Acquired workforce	337	(140)	197	5.0

Total	$538,216	$(103,452)	$434,764	6.5

The decrease in gross carrying value of intangibles at June 30, 2009 compared to December 31, 2008 was primarily due to elimination of the $3.3 million intangible related to RIMIFON®, which was obtained in the Pharmion acquisition and sold in March of 2009.
Amortization of intangible assets was $22.8 million and $35.3 million for the three-month periods ended June 30, 2009 and 2008, respectively. Amortization for the six-month periods ended June 30, 2009 and 2008 was $46.5 million and $45.2 million, respectively. Amortization expense for the six-month period ended June 30, 2008 included amortization of the intangible assets related to the Pharmion acquisition only for the period subsequent to the March 7, 2008 acquisition date. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $83.8 million for the year ending December 31, 2009 and approximately $64.3 million for each of the years ending December 31, 2010 through 2013.
Goodwill: At June 30, 2009, the Company’s goodwill related to the March 7, 2008 acquisition of Pharmion and the October 21, 2004 acquisition of Penn T Limited. The goodwill related to the Pharmion acquisition reflects the allocation of the Pharmion purchase price.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2008	$588,822
Tax benefit on the exercise of Pharmion converted stock options	(848)
Adjustments to Pharmion assets acquired	(444)
Adjustments to Pharmion restructuring liabilities	(6,100)
Foreign currency translation	(3,834)

Balance at June 30, 2009	$577,596

13. Share-Based Compensation
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three- and six-month periods ended June 30, 2009 and 2008:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2009	2008	2009	2008

Cost of good sold	$1,001	$632	$1,973	$1,160
Research and development	14,965	11,685	29,663	21,300
Selling, general and administrative	19,363	13,828	36,217	24,961

Total share-based compensation expense	$35,329	$26,145	$67,853	$47,421

Share-based compensation cost included in inventory was $1.4 million at June 30, 2009 and $0.8 million at December 31, 2008.
Stock Options: The weighted-average grant date fair value of the stock options issued during the three-month periods ended June 30, 2009 and 2008 was $17.83 per share and $25.97 per share, respectively. The weighted-average grant date fair value of the stock options issued during the six-month periods ended June 30, 2009 and 2008 was $20.78 per share and $24.18 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the six-month period ended June 30, 2009 as compared to those disclosed for the year ended December 31, 2008 in Note 15 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock option transactions for the six-month period ended June 30, 2009 under all plans are as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Options	Per Option	Term (Years)	(In Thousands)

Outstanding at December 31, 2008	33,805,610	$40.39	6.5	$617,873
Changes during the period:
Granted	4,533,806	44.92
Exercised	(1,433,410)	12.64
Forfeited	(632,617)	58.59
Expired	(66,698)	59.70

Outstanding at June 30, 2009	36,206,691	$41.72	6.6	$440,490

Vested at June 30, 2009 or expected to vest in the future	35,604,005	$41.48		$439,352

Vested at June 30, 2009	19,526,973	$29.14		$407,384
The total fair value of shares vested during the six-month periods ended June 30, 2009 and 2008 were $16.8 million and $13.2 million, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2009 and 2008 was $48.7 million and $194.8 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
As of June 30, 2009, there was $304.9 million of unrecognized compensation expense related to the Company’s stock option plan. These costs will be recognized over an expected remaining weighted-average period of 2.6 years.
Restricted Stock Units: Effective during the quarter ended June 30, 2009, the Company added restricted stock units, or RSUs, to its equity program in order to provide an effective incentive award with a strong retention component. Equity awards may, at the option of employee participants, be divided between stock options and RSUs based on a two-thirds and one-third mix, respectively, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding the Company’s RSUs during the six-month period ended June 30, 2009 is as follows:

		Weighted
		Average
	Share	Grant Date
Nonvested RSUs	Equivalent	Fair Value

Nonvested at December 31, 2008	—	$—
Changes during the period:
Granted	459,173	39.20
Vested	—	—
Forfeited	(2,448)	39.01

Nonvested at June 30, 2009	456,725	$39.20

There were no RSUs that vested during the six-month period ended June 30, 2009. The Company expects to primarily utilize newly issued shares to satisfy the vesting of RSUs.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30, 2009, there was $16.1 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 2.5 years. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.
14. Income Taxes
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
During the first quarter of 2009, the Company effectively settled an examination with the Internal Revenue Service, or IRS, for the years ended December 31, 2004 and 2005. The Company’s U.S. federal income tax returns have now been audited by the IRS through the year ended December 31, 2005. The Company is also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where the Company has operations.
The Company regularly reevaluates its tax positions and the associated interest and potential penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law (including regulations, administrative pronouncements, judicial precedents, etc.) that would reduce the technical merits of the position to below more likely than not. The Company believes that its accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company applies a variety of methodologies in making these estimates and assumptions which include studies performed by independent economists, advice from industry and subject matter experts, evaluation of public actions taken by the IRS and other taxing authorities, as well as the Company’s industry experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, the Company’s results of operations could be materially impacted.
Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and potential penalties related to uncertain tax positions as part of its provision for income taxes. During the first quarter of 2009, the Company effectively settled examinations with the IRS and with a foreign taxing jurisdiction. The foreign examination related to a subsidiary acquired in the Pharmion acquisition. These settlements resulted in a net tax benefit of $5.3 million, a decrease in the liability for unrecognized tax benefits related to tax positions taken in prior years of $35.1 million and an increase in tax assets of $7.3 million. The Company believes that it is reasonably possible that unrecognized tax benefits, as of June 30, 2009, could decrease by approximately $16.0 million over the next 12 months related to the settlement of routine examinations or through the expiration of the statute of limitations. Increases to the amount of unrecognized tax benefits from January 1, 2009 of approximately $35.2 million relate primarily to current year operations. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During the six-month period ended June 30, 2008, the Company’s effective tax rate was impacted by non-deductible IPR&D charges incurred in connection with the acquisition of Pharmion.
15. Collaboration Agreements
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
Array BioPharma Inc.: The Company has a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, the Company made an upfront payment in September 2007 to Array of $40.0 million, which was recorded as research and development expense, in return for an option to receive exclusive worldwide rights for compounds developed against two of the four research targets defined in the agreement, except for Array’s limited U.S. co-promotional rights. In June 2009, the Company made an additional upfront payment of $4.5 million to expand the research targets defined in the agreement, which was recorded as research and development expense. Array will be responsible for all discovery and clinical development through Phase I or Phase IIa and be entitled to receive, for each compound, potential milestone payments of approximately $200.0 million, if certain discovery, development and regulatory milestones are achieved and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales.
The Company’s option will terminate upon the earlier of either a termination of the agreement, the date the Company has exercised its options for compounds developed against two of the four research targets defined in the agreement, or September 21, 2012, unless the term is extended. The Company may unilaterally extend the option term for two additional one-year terms until September 21, 2014 and the parties may mutually extend the term for two additional one-year terms until September 21, 2016. Upon exercise of a Company option, the agreement will continue until the Company has satisfied all royalty payment obligations to Array. Upon the expiration of the agreement, Array will grant the Company a fully paid-up, royalty-free license to use certain intellectual properties of Array to market and sell the compounds and products developed under the agreement. The agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its royalty payment obligation with respect to each product in each country.
Prior to its expiration as described above, the agreement may be terminated by:
(i)	the Company at its sole discretion, or
(ii)	either party if the other party
(x)	materially breaches any of its material obligations under the agreement, or
(y)	files for bankruptcy.
If the agreement is terminated by the Company at its sole discretion or by Array for a material breach by the Company, then the Company’s rights to the compounds and products developed under the agreement will revert to Array. If the agreement is terminated by Array for a material breach by the Company, then the Company will also grant to Array a non-exclusive, royalty-free license to certain intellectual property controlled by the Company necessary to continue the development of such compounds and products. If the agreement is terminated by the Company for a material breach by Array, then, among other things, the Company’s payment obligations under the agreement could be either reduced by 50% or terminated entirely.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
PTC Therapeutics, Inc.: In September 2007, the Company invested $20 million, of which $1.1 million represented research and development expense, in Series 1 Convertible Preferred Stock of PTC Therapeutics, Inc., or PTC, and also entered into a separate research and option agreement whereby PTC would perform discovery research activities. If both parties subsequently agree to advance research on certain discovery targets, a separate pre-negotiated collaboration and license agreement would be entered into (See Note 17).
The PTC research and option agreement expires on the earlier of the execution of the collaboration and license agreement with respect to each of the discovery targets or September 10, 2009.
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
Acceleron will retain responsibility for initial activities, including research and development, through the end of Phase IIa clinical trials, as well as manufacturing the clinical supplies for these studies. In turn, Celgene will conduct the Phase IIb and Phase III clinical studies and will oversee the manufacture of Phase III and commercial supplies. Acceleron will pay a share of the development expenses and is eligible to receive development, regulatory approval and sales-based milestones of up to $510.0 million for the ACE-011 program and up to an additional $437.0 million for each of the three discovery stage programs. The companies will co-promote the products in North America. Acceleron will receive tiered royalties on worldwide net sales.
The agreement will continue until the Company has satisfied all royalty payment obligations to Acceleron and the Company has either exercised or forfeited all of its options under the agreement. Upon the Company’s full satisfaction of its royalty payment obligations to Acceleron under the agreement, all licenses granted to the Company by Acceleron under the agreement will become fully paid-up, perpetual, non-exclusive, irrevocable and royalty-free licenses. The agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its royalty payment obligation with respect to each product in each country.
Prior to its expiration as described above, the agreement may be terminated by:
(i)	the Company at its sole discretion, or
(ii)	either party if the other party
(x)	materially breaches any of its material obligations under the agreement, or
(y)	files for bankruptcy.
If the agreement is terminated by the Company at its sole discretion or by Acceleron for a material breach by the Company, then all licenses granted to the Company under the agreement will terminate and the Company will also grant to Acceleron a non-exclusive license to certain intellectual property of the Company related to the compounds and products. If the agreement is terminated by the Company for a material breach by Acceleron, then, among other things, (A) the licenses granted to Acceleron under the agreement will terminate, (B) the licenses granted to the Company will continue in perpetuity, (C) all future royalties payable by the Company under the agreement will be reduced by 50% and (D) the Company’s obligation to make any future milestone payments will terminate.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Cabrellis Pharmaceuticals Corp.: The Company, as a result of its acquisition of Pharmion, obtained an exclusive license to develop and commercialize amrubicin in North America and Europe pursuant to a license agreement with Dainippon Sumitomo Pharma Co. Ltd, or DSP. Pursuant to Pharmion’s acquisition of Cabrellis Pharmaceutics Corp., or Cabrellis, prior to the Company’s acquisition of Pharmion, the Company will pay $12.5 million for each approval of amrubicin in an initial indication by regulatory authorities in the United States and the European Union, or E.U., to the former shareholders of Cabrellis. Upon approval of amrubicin for a second indication in the United States or E.U., the Company will pay an additional $10.0 million for each market to the former shareholders of Cabrellis. Under the terms of the license agreement for amrubicin, the Company is required to make milestone payments of $7.0 million and $1.0 million to DSP upon regulatory approval of amrubicin in the United States and the E.U., respectively, and up to $17.5 million upon achieving certain annual sales levels in the United States. Pursuant to the supply agreement for amrubicin, the Company is to pay DSP a semiannual supply price calculated as a percentage of net sales for a period of ten years. In September 2008, amrubicin was granted fast track product designation by the U.S. Food and Drug Administration, or FDA, for the treatment of small cell lung cancer after first-line chemotherapy.
The amrubicin license expires on a country-by-country basis and on a product-by-product basis upon the later of (i) the tenth anniversary of the first commercial sale of the applicable product in a given country after the issuance of marketing authorization in such country and (ii) the first day of the first quarter for which the total number of generic product units sold in a given country exceeds 20% of the total number of generic product units sold plus licensed product units sold in the relevant country during the same calendar quarter.
Prior to its expiration as described above, the amrubicin license may be terminated by:
(i)	the Company at its sole discretion,
(ii)	either party if the other party
(x)	materially breaches any of its material obligations under the agreement, or
(y)	files for bankruptcy,
(iii)	DSP if the Company takes any action to challenge the title or validity of the patents owned by DSP, or
(iv)	DSP in the event of a change in control of the Company.
If the agreement is terminated by the Company at its sole discretion or by DSP under circumstances described in clauses (ii)(x) and (iii) above, then the Company will transfer its rights to the compounds and products developed under the agreement to DSP and will also grant to DSP a non-exclusive, perpetual, royalty-free license to certain intellectual property controlled by the Company necessary to continue the development of such compounds and products. If the agreement is terminated by the Company for a material breach by DSP, then, among other things, DSP will grant to the Company an exclusive, perpetual, paid-up license to all of the intellectual property of DSP necessary to continue the development, marketing and selling of the compounds and products subject to the agreement.
GlobeImmune, Inc.: In September 2007, the Company made a $3.0 million equity investment in GlobeImmune, Inc., or GlobeImmune. In April 2009 and May 2009, the Company made additional $0.1 million and $10.0 million equity investments, respectively, in GlobeImmune. In addition, the Company has a collaboration and option agreement with GlobeImmune focused on the discovery, development and commercialization of novel therapeutics in cancer. As part of this agreement, the Company made an upfront payment in May 2009 of $30.0 million, which was recorded as research and development expense, to GlobeImmune in return for the option to license compounds and products based on the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs as well as oncology compounds and products resulting from future programs controlled by GlobeImmune. GlobeImmune will be responsible for all discovery and clinical development until the Company exercises its option with respect to a drug candidate program and will be entitled to receive potential milestone payments of approximately $230.0 million for the GI-4000 program, $145.0 million for each of the GI-6200, GI-3000 and GI-10000 programs as well as $161.0 million for each additional future program if certain development, regulatory and sales-based milestones are achieved. GlobeImmune will also receive tiered royalties on worldwide net sales.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s options with respect to the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs will terminate if the Company does not exercise its respective options after delivery of certain reports from GlobeImmune on the completed clinical trials with respect to each drug candidate program, as set forth in the initial development plan specified in the agreement. If the Company does not exercise its options with respect to any drug candidate program or future program, the Company’s option with respect to the oncology products resulting from future programs controlled by GlobeImmune will terminate three years after the last of the options with respect to the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs terminates. Upon exercise of a Company option, the agreement will continue until the Company has satisfied all royalty payment obligations to GlobeImmune. Upon the expiration of the agreement, GlobeImmune will grant the Company a fully paid-up, royalty-free license to use certain intellectual properties of GlobeImmune to market and sell the compounds and products developed under the agreement. The agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its royalty payment obligation with respect to each product in each country.
Prior to its expiration as described above, the agreement may be terminated by:
(i)	the Company at its sole discretion, or
(ii)	either party if the other party
(x)	materially breaches any of its material obligations under the agreement, or
(y)	files for bankruptcy.
If the agreement is terminated by the Company at its sole discretion or by GlobeImmune for a material breach by the Company, then the Company’s rights to the compounds and products developed under the agreement will revert to GlobeImmune. If the agreement is terminated by the Company for a material breach by GlobeImmune, then, among other things, the Company’s royalty payment obligations under the agreement will be reduced by 50%, the Company’s development milestone payment obligations under the agreement will be reduced by 50% or terminated entirely and the Company’s sales milestone payment obligations under the agreement will be terminated entirely.
16. Commitments and contingencies
Collaboration Arrangements: The Company has entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s consolidated balance sheets at June 30, 2009 or December 31, 2008.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Subsequent Event
The Company’s management has evaluated its subsequent events for disclosure in these interim consolidated financial statements filed on Form 10-Q through July 31, 2009, the date on which the Financial Statements were issued, and has identified the following event.
On July 16, 2009, the Company and PTC entered into a pre-negotiated collaboration and license agreement under which PTC is eligible to receive quarterly research fees, as defined in the agreement, and is entitled to receive potential milestone payments of approximately $129.0 million if certain development, regulatory and sales-based milestones are achieved. PTC will also receive tiered royalties on worldwide net sales. Under the agreement, the Company may transfer certain research and development activities from PTC to the Company and upon such transfer the Company will no longer fund such quarterly research fees to PTC.
The agreement will continue until the Company has satisfied all royalty payment obligations to PTC. Upon the Company’s full satisfaction of its royalty payment obligations to PTC under the agreement, the license granted to the Company by PTC under the agreement will become a non-exclusive, fully paid-up, sub-licensable, royalty-free license to use certain intellectual properties of PTC to market and sell the products developed under the agreement. The agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its royalty payment obligation with respect to each product in each country.
Prior to its expiration as described above, the agreement may be terminated by:
(i)	the Company at its sole discretion following the first anniversary of the agreement, or
(ii)	either party if the other party
(x)	materially breaches any of its material obligations under the agreement, or
(y)	files for bankruptcy.
If the agreement is terminated by the Company at its sole discretion or by PTC for a material breach by the Company, then all licenses granted to the Company under the agreement will terminate. If PTC materially breaches any of its obligations under the agreement, the Company can either terminate the agreement, in which case all licenses and rights granted under the agreement are terminated, or elect to continue the agreement, in which case all milestone obligations cease and future royalties payable by the Company under the agreement will be reduced by between 50% and 70%.

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
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide CelgeneTM and Thalidomide PharmionTM, subsequent to the acquisition of Pharmion Corporation, or Pharmion) and VIDAZA®. ALKERAN® was licensed from GlaxoSmithKline, or GSK, and sold under our label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK. REVLIMID® is an oral immunomodulatory drug marketed in the United States and Europe for patients with multiple myeloma who have received at least one prior therapy and in the United States and Canada for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® was licensed from Pharmacia & Upjohn, now part of Pfizer, Inc., and is marketed in the United States for the treatment of all subtypes of MDS. In Europe, VIDAZA® is marketed for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the International Prognostic Scoring System, or IPSS, or chronic myelomonocytic leukaemia, or CMML, with 10-29 percent marrow blasts without myeloproliferative disorder, or acute myeloid leukemia, or AML, with 20-30 percent blasts and multi-lineage dysplasia, according to World Health Organization, or WHO, classification. VIDAZA® was granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of MDS in the United States through May 2011. In addition, VIDAZA® has received orphan drug designation for the treatment of MDS and AML in the European Union expiring December 2018.
We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties in addition to our leading oral anti-inflammatory agents and cell products. We believe that continued acceptance of our primary commercial stage products, depth of our product pipeline, regulatory approvals of both new products and expanded use of existing products provide the catalysts for future growth. See also Risk Factors contained in Part I, Item 1A of our 2008 Annual Report on Form 10-K.

The following table summarizes total revenues and earnings for the three- and six-month periods ended June 30, 2009 and 2008:

	Three-Month Periods Ended
	June 30,			Percent
(Amounts in thousands, except earnings per share)	2009	2008	Increase	Change

Total revenue	$628,666	$571,464	$57,202	10.0%
Net income	$142,835	$119,883	$22,952	19.1%
Diluted earnings per share	$0.31	$0.26	$0.05	19.2%

	Six-Month Periods Ended
	June 30,			Percent
(Amounts in thousands, except earnings per share)	2009	2008	Increase	Change

Total revenue	$1,233,719	$1,034,061	$199,658	19.3%
Net income (loss)	$305,717	$(1,521,205)	$1,826,922	N/A
Diluted earnings (loss) per share	$0.65	$(3.56)	$4.21	N/A
The increase in revenue for the three- and six-month periods ended June 30, 2009 compared to the three- and six-month periods ended June 30, 2008 was primarily due to continued growth of REVLIMID® and VIDAZA® in both U.S. and international markets. Net income and diluted earnings per share for the three- and six-month periods ended June 30, 2009 reflect the continued growth in sales of our products, partly offset by increased spending for new product launches, research and development and expansion of our international operations. The six-month period ended June 30, 2008 included a $1.74 billion charge for acquired in-process research and development related to the Pharmion acquisition in March 2008.
Results of Operations:
Three-Month Periods Ended June 30, 2009 and 2008
Total Revenue: Total revenue and related percentages for the three-month periods ended June 30, 2009 and 2008 were as follows:

	Three-Month Periods Ended
	June 30,		Increase	Percent
(Amounts in thousands)	2009	2008	(Decrease)	Change

Net product sales:
REVLIMID ®	$397,273	$325,760	$71,513	22.0%
THALOMID ®	105,243	131,567	(26,324)	-20.0%
VIDAZA ®	92,009	59,676	32,333	54.2%
ALKERAN ®	249	20,413	(20,164)	-98.8%
Other	3,380	5,749	(2,369)	-41.2%

Total net product sales	$598,154	$543,165	$54,989	10.1%
Collaborative agreements and other revenue	2,354	2,789	(435)	-15.6%
Royalty revenue	28,158	25,510	2,648	10.4%

Total revenue	$628,666	$571,464	$57,202	10.0%

REVLIMID® net sales increased by $71.5 million to $397.3 million for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in over 70 countries.

THALOMID® net sales decreased by $26.3 million to $105.2 million for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008. The decrease was primarily due to lower unit volumes in the United States resulting from the increased use of REVLIMID®.
VIDAZA® net sales increased by $32.3 million to $92.0 million for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 primarily due to the December 2008 full marketing authorization by the European Commission, or EC, for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the IPSS, or CMML with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to WHO classification of VIDAZA®.
ALKERAN® was licensed from GSK and sold under our label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK.
Total net product sales for the three-month period ended June 30, 2009 increased by $55.0 million, or 10.1%, compared to the three-month period ended June 30, 2008. The change was comprised of net volume increases of $54.7 million and price increases of $23.0 million, partly offset by the unfavorable impact from foreign exchange of $22.7 million.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources totaled $2.4 million for the three-month period ended June 30, 2009, representing a $0.4 million decrease from the $2.8 million for the three-month period ended June 30, 2008. The decrease was due to the inclusion of income from a research contract in 2008 which did not recur in 2009.
Royalty Revenue: Royalty revenue increased by $2.6 million to $28.2 million for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 primarily due to the inclusion of residual payments earned by us based upon GSK’s ALKERAN® revenues related to the conclusion of the ALKERAN® license with GSK. Royalty income also reflects amounts received from Novartis Pharma AG, or Novartis, on sales of the entire family of RITALIN® drugs and FOCALIN XR®.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns and allowances; sales discounts; government rebates; and chargebacks and distributor service fees.
•
THALOMID® is distributed in the United States under our “System for Thalidomide Education and Prescribing Safety,” or S.T.E.P.S.®, program which we developed and is a proprietary comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is also distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is also distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the safe and appropriate distribution and use of REVLIMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA® is distributed through the more traditional pharmaceutical industry supply chain. VIDAZA® is not subjected to the same risk-management distribution programs as THALOMID® and REVLIMID®. It may be stocked by multiple wholesalers and prescribed by physicians without prior preauthorization.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2009 and 2008 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2009	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2009	$13,238	$5,479	$8,931	$29,972	$57,620
Allowances for sales during 2009	4,827	9,565	10,965	22,407	47,764
Credits/deductions issued for prior year sales	(7,340)	(128)	(1,693)	(2,689)	(11,850)
Credits/deductions issued for sales during 2009	(2,136)	(10,754)	(8,802)	(22,655)	(44,347)

Balance at June 30, 2009	$8,589	$4,162	$9,401	$27,035	$49,187

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2008	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2008	$20,261	$3,708	$17,203	$8,327	$49,499
Allowances for sales during 2008	4,083	8,200	15,766	34,490	62,539
Credits/deductions issued for prior year sales	(5,403)	(7)	(653)	(90)	(6,153)
Credits/deductions issued for sales during 2008	(992)	(8,706)	(8,835)	(22,156)	(40,689)

Balance at June 30, 2008	$17,949	$3,195	$23,481	$20,571	$65,196

A comparison of allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2009 and 2008, respectively, follows:
Returns and allowances increased by $0.7 million for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 primarily due to revenue volume increases in the 2009 period compared to the 2008 period.
Discounts increased by $1.4 million for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 primarily due to sales volume increases in international markets.
Government rebates decreased by $4.8 million in the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 primarily due to reduced international government rebates. Certain international government rebate programs were modified from 2008 to 2009 resulting in lower rebates in the 2009 period.
Chargebacks and distributor service fees decreased by $12.1 million in the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 primarily due to reduced international chargebacks. Certain international promotional programs were modified from 2008 to 2009 resulting in lower chargebacks in the 2009 period.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended June 30, 2009 and 2008 were as follows:

	Three-Month Periods Ended
	June 30,		Increase	Percent
(Amounts in thousands)	2009	2008	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$50,902	$75,194	$(24,292)	-32.3%
Percent of net product sales	8.5%	13.8%

Research and development	$218,500	$144,861	$73,639	50.8%
Percent of total revenue	34.8%	25.3%

Selling, general and administrative	$176,311	$176,287	$24	0.0%
Percent of total revenue	28.0%	30.8%

Amortization of acquired intangible assets	$22,667	$35,167	$(12,500)	-35.5%
Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $24.3 million for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 primarily due to the March 31, 2009 conclusion date of the ALKERAN® license with GSK, reducing cost of goods sold by $16.3 million compared to the three-month period ended June 30, 2008. In addition, the three-month period ended June 30, 2008 included an $8.6 million inventory step-up adjustment related to the March 7, 2008 acquisition of Pharmion. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 8.5% in the 2009 three-month period from 13.8% in the 2008 three-month period primarily due to the lack of ALKERAN® sales in the 2009 three-month period, which sales carried a higher cost to sales ratio relative to our other products, and the 2008 inventory step-up adjustment.
Research and Development: Research and development expenses increased by $73.6 million for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 primarily due to upfront payments of $30.0 million and $4.5 million to GlobeImmune, Inc. and Array BioPharma, Inc., respectively, related to research and development collaboration agreements executed during the 2009 three-month period. In addition, spending increased related to clinical research and development in support of multiple programs, including REVLIMID®, other IMiDs® and other compounds across a broad range of diseases.
The following table provides an additional breakdown of research and development expenses:

	Three-Month Periods Ended
	June 30,		Increase
(Amounts in thousands)	2009	2008	(Decrease)

Human pharmaceutical clinical programs	$90,731	$72,434	$18,297
Other pharmaceutical programs	103,854	50,589	53,265
Drug discovery and development	20,949	17,703	3,246
Placental stem cell and biomaterials	2,966	4,135	(1,169)

Total	$218,500	$144,861	$73,639

Other pharmaceutical programs for the three-month period ended June 30, 2009 includes $34.5 million for the GlobeImmune, Inc. and Array BioPharma, Inc. research and development collaboration agreements noted above and spending for toxicology, analytical research and development, quality and regulatory affairs.

Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and other IMiDs® compounds; VIDAZA®; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-a and which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; pomalidomide and CC-11050, which are currently either being evaluated in Phase I clinical trials or for which Phase II clinical trials are planned or ongoing; our kinase and ligase inhibitor programs; as well as the placental stem cell program. In June 2009, we filed a New Drug Application, or NDA, with the Japanese Ministry of Health, Labour and Welfare, or MHLW, for REVLIMID® in combination with dexamethasone for the treatment of patients with multiple myeloma who have received at least one prior therapy. REVLIMID® had previously been granted orphan drug status by the MHLW in Japan for this same indication.
Selling, General and Administrative: Selling, general and administrative expenses totaled $176.3 million for each of the three-month periods ended June 30, 2009 and 2008. Marketing and sales related expense increases of $13.8 million in the three-month period ended June 30, 2009 were substantially offset by a $10.7 million decrease in donations to non-profit foundations and a $2.4 million reduction in bad debt expense and other customer account charges. Marketing and sales related expenses include ongoing product launch activities and the continued expansion of our international commercial activities.
Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets decreased by $12.5 million for the three-month period ended June 30, 2009 compared to the three-month period ended June 30, 2008 due to two intangible assets acquired from the Pharmion acquisition becoming fully amortized during the fourth quarter of 2008.
Interest and Investment Income, Net: Interest and investment income was $24.1 million for the three-month period ended June 30, 2009, representing an increase of $4.2 million from the $19.9 million recorded for the three-month period ended June 30, 2008. The increase was due to higher invested balances and realized gains on sales of securities, offset, in part, by lower yields on invested balances during the three-month period ended June 30, 2009 compared to the comparable period in 2008.
Equity in (Income) Losses of Affiliated Companies: Under the equity method of accounting, we recorded income of $0.2 million for the three-month period ended June 30, 2009 and a loss of $1.3 million for the three-month period ended June 30, 2008. Income for the three-month period ended June 30, 2009 included income from an investment which was entered into in the third quarter of 2008.
Interest Expense: Interest expense was $0.5 million and $1.2 million for the three-month periods ended June 30, 2009 and 2008, respectively. The $0.7 million decrease in expense reflects the conversion of convertible debt into our common stock which was completed in June 2008.
Other Income, Net: Other income, net was $5.2 million and $1.7 million for the three-month periods ended June 30, 2009 and 2008, respectively. The $3.5 million increase in other income was primarily due to hedging and net realized and unrealized foreign exchange gains.
Income Tax Provision: The income tax provision for the three-month period ended June 30, 2009 was $46.3 million with an effective tax rate of 24.5%, which reflects the impact from our low tax manufacturing operations and our overall global mix of income. The income tax provision for the three-month period ended June 30, 2008 was $39.0 million with an effective tax rate of 24.6%.

Results of Operations:
Six-Month Periods Ended June 30, 2009 and 2008
Total Revenue: Total revenue and related percentages for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Six-Month Periods Ended
	June 30,		Increase	Percent
(Amounts in thousands)	2009	2008	(Decrease)	Change

Net product sales:
REVLIMID ®	$759,789	$612,606	$147,183	24.0%
THALOMID ®	219,206	245,501	(26,295)	-10.7%
VIDAZA ®	167,391	73,496	93,895	127.8%
ALKERAN ®	20,111	35,527	(15,416)	-43.4%
Other	7,889	7,409	480	6.5%

Total net product sales	$1,174,386	$974,539	$199,847	20.5%
Collaborative agreements and other revenue	4,598	7,557	(2,959)	-39.2%
Royalty revenue	54,735	51,965	2,770	5.3%

Total revenue	$1,233,719	$1,034,061	$199,658	19.3%

REVLIMID® net sales increased by $147.2 million to $759.8 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in over 70 countries.
THALOMID® net sales decreased by $26.3 million to $219.2 million the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008. The decrease was primarily due to lower unit volumes in the United States resulting from the increased use of REVLIMID®.
VIDAZA® net sales increased by $93.9 million to $167.4 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 primarily due to the December 2008 full marketing authorization by the EC for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the IPSS, or CMML with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to WHO classification of VIDAZA®. The six-month period ended June 30, 2008 only included sales subsequent to the March 7, 2008 acquisition of Pharmion.
ALKERAN® net sales decreased by $15.4 million to $20.1 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008. ALKERAN® was licensed from GSK and sold under our label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK.
Total net product sales for the six-month period ended June 30, 2009 increased $199.8 million, or 20.5%, compared to the six-month period ended June 30, 2008. The change was comprised of net volume increases of $201.2 million and price increases of $35.1 million, partly offset by a decrease from the impact of foreign exchange of $36.5 million.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources totaled $4.6 million for the six-month period ended June 30, 2009, representing a $3.0 million decrease compared to the six-month period ended June 30, 2008. The decrease was primarily due to the elimination of license fees and amortization of deferred revenues related to Pharmion subsequent to the March 7, 2008 acquisition date.

Royalty Revenue: Royalty revenue increased by $2.8 million to $54.7 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 primarily due to the inclusion of residual payments earned by us based upon GSK’s ALKERAN® revenues related to the conclusion of the ALKERAN® license with GSK. Royalty income also reflects amounts received from Novartis on sales of the entire family of RITALIN® drugs and FOCALIN XR®.
Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2009	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2008	$17,799	$3,659	$10,810	$23,386	$55,654
Allowances for sales during 2009	6,096	17,843	19,780	44,726	88,445
Credits/deductions issued for prior year sales	(13,168)	(2,305)	(11,042)	(10,335)	(36,850)
Credits/deductions issued for sales during 2009	(2,138)	(15,035)	(10,147)	(30,742)	(58,062)

Balance at June 30, 2009	$8,589	$4,162	$9,401	$27,035	$49,187

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2008	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2007	$16,734	$2,895	$9,202	$8,839	$37,670
Pharmion balance at March 7, 2008	926	283	1,266	2,037	4,512
Allowances for sales during 2008	14,594	17,111	29,541	51,729	112,975
Credits/deductions issued for prior year sales	(12,818)	(2,427)	(7,907)	(4,106)	(27,258)
Credits/deductions issued for sales during 2008	(1,487)	(14,667)	(8,621)	(37,928)	(62,703)

Balance at June 30, 2008	$17,949	$3,195	$23,481	$20,571	$65,196

A comparison of allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2009 and 2008, respectively, follows:
Returns and allowances decreased by $8.5 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 primarily due to reserve decreases resulting from the completion of an inventory centralization and rationalization initiative conducted by a major pharmacy chain during the current year, partially offset by a reserve increase primarily due to revenue volume increases in the 2009 period compared to the 2008 period. In addition, the 2008 period includes an increase in THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in multiple myeloma.
Discounts increased by $0.7 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 primarily due to sales volume increases in international markets.

Government rebates decreased by $9.8 million in the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 primarily due to reduced international government rebates. Certain international government rebate programs were modified from 2008 to 2009 resulting in lower rebates in the 2009 period.
Chargebacks and distributor service fees decreased by $7.0 million in the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 primarily due to reduced international chargebacks. Certain international promotional programs were modified from 2008 to 2009 resulting in lower chargebacks in the 2009 period.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Six-Month Periods Ended
	June 30,		Increase	Percent
(Amounts in thousands)	2009	2008	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$115,201	$119,918	$(4,717)	-3.9%
Percent of net product sales	9.8%	12.3%

Research and development	$399,747	$301,739	$98,008	32.5%
Percent of total revenue	32.4%	29.2%

Selling, general and administrative	$349,752	$316,737	$33,015	10.4%
Percent of total revenue	28.3%	30.6%

Amortization of acquired intangible assets	$46,292	$45,009	$1,283	2.9%

Acquired in-process research and development	$—	$1,740,000	$(1,740,000)	N/A
Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $4.7 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 primarily due to the March 31, 2009 conclusion date of the ALKERAN® license with GSK, reducing cost of goods sold by $11.3 million compared to the six-month period ended June 30, 2008. In addition, the six-month period ended June 30, 2008 included an $11.1 million inventory step-up adjustment related to the March 7, 2008 acquisition of Pharmion. The impact of these reductions was partly offset by higher costs related to increased unit volume for REVLIMID® and VIDAZA®. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 9.8% in the 2009 six-month period from 12.3% in the 2008 six-month period primarily due to the 2009 period including only ALKERAN® sales, which sales carried a higher cost to sales ratio relative to our other products, through March 31, 2009 and the 2008 inventory step-up adjustment.
Research and Development: Research and development expenses increased by $98.0 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008, primarily due to increased spending related to drug discovery and clinical research and development in support of multiple programs, including REVLIMID®, other IMiDs® and other compounds across a broad range of diseases. The six-month period ended June 30, 2009 included upfront payments of $30.0 million and $4.5 million to GlobeImmune, Inc. and Array BioPharma, Inc., respectively, related to research and development collaboration agreements. The six-month period ended June 30, 2008 included a $45.0 million upfront payment made to Acceleron Pharma, Inc. related to a research and development collaboration agreement.

The following table provides an additional breakdown of research and development expenses:

	Six-Month Periods Ended
	June 30,		Increase
(Amounts in thousands)	2009	2008	(Decrease)

Human pharmaceutical clinical programs	$185,447	$121,575	$63,872
Other pharmaceutical programs	168,430	138,734	29,696
Drug discovery and development	39,554	33,429	6,125
Placental stem cell and biomaterials	6,316	8,001	(1,685)

Total	$399,747	$301,739	$98,008

Other pharmaceutical programs for the six-month period ended June 30, 2009 includes $34.5 million for the GlobeImmune, Inc. and Array BioPharma, Inc. research and development collaboration agreements noted above in addition to spending for toxicology, analytical research and development, quality and regulatory affairs. Other pharmaceutical programs for the six-month period ended June 30, 2008 includes $45.0 million for the Acceleron Pharma, Inc. research and development collaboration agreement noted above in addition to spending for toxicology, analytical research and development, quality and regulatory affairs.
Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and other IMiDs® compounds; VIDAZA®; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-a and which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; pomalidomide and CC-11050, which are currently either being evaluated in Phase I clinical trials or for which Phase II clinical trials are planned or ongoing; our kinase and ligase inhibitor programs; as well as the placental stem cell program. In June 2009, we filed an NDA with the Japanese MHLW for REVLIMID® in combination with dexamethasone for the treatment of patients with multiple myeloma who have received at least one prior therapy. REVLIMID® had previously been granted orphan drug status by the MHLW in Japan for this same indication.
Selling, General and Administrative: Selling, general and administrative expenses increased by $33.0 million to $349.8 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008, primarily reflecting increases in marketing and sales related expenses of $46.4 million, which were partly offset by a $6.8 million reduction in donations to non-profit foundations and a $4.5 million reduction in bad debt expense and other customer account charges. Marketing and sales related expenses in the six-month period ended June 30, 2009 included product launch activities for REVLIMID®, VIDAZA® and THALOMID® in Europe, Canada and Australia, in addition to VIDAZA® relaunch expenses in the United States upon receipt of an expanded FDA approval to reflect new overall survival data. The increase in expense also reflects the continued expansion of our international commercial activities.
Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets increased by $1.3 million for the six-month period ended June 30, 2009 compared to the six-month period ended June 30, 2008 due to the inclusion of amortization related to Pharmion intangible assets, which was partly offset by both the elimination of amortization related to the October 2004 acquisition of Penn T Limited, resulting from the March 7, 2008 Pharmion acquisition, and two intangible assets acquired from the Pharmion acquisition becoming fully amortized during the fourth quarter of 2008.
Interest and Investment Income, Net: Interest and investment income was $41.5 million for the six-month period ended June 30, 2009, representing a decrease of $8.1 million from the $49.6 million recorded for the six-month period ended June 30, 2008. The decrease was due primarily to reduced yields on invested balances offset, in part, by higher invested balances and realized gains from the sale of securities.

Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $0.6 million and $6.4 million for the six-month periods ended June 30, 2009 and 2008, respectively. The loss in the six-month period ended June 30, 2008 included an impairment charge of $4.4 million, which related to an affiliate company investee based on a decrease in fair value below our cost, along with our evaluation of several other factors affecting the investee.
Interest Expense: Interest expense was $1.0 million and $3.5 million for the six-month periods ended June 30, 2009 and 2008, respectively. The $2.5 million decrease in expense reflects the conversion of convertible debt into our common stock, which was completed in June 2008.
Other Income, Net: Other income, net was $37.8 million and $2.5 million for the six-month periods ended June 30, 2009 and 2008, respectively. The $35.3 million increase in other income was primarily due to hedging and net realized and unrealized foreign exchange gains in 2009.
Income Tax Provision: The income tax provision for the six-month period ended June 30, 2009 was $94.7 million with an effective tax rate of 23.7%, which reflects the impact from our low tax manufacturing operations and our overall global mix of income. Tax expense also includes a net tax benefit of $5.3 million related to the settlement of tax examinations in the first quarter of 2009. The income tax provision for the six-month period ended June 30, 2008 was $74.1 million with an effective tax rate of negative 5.1%. The effective tax rate was impacted by non-deductible in-process research and development, or IPR&D, charges incurred in connection with the acquisition of Pharmion. The effective tax rate in 2008, excluding the impact of the IPR&D charges, was 25.3%.
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2009 and 2008 were as follows:

	Six-Month Periods Ended
	June 30,
(Amounts in thousands)	2009	2008	Change

Net cash provided by operating activities	$312,040	$258,602	$53,438
Net cash used in investing activities	$(532,317)	$(239,895)	$(292,422)
Net cash provided by (used in) financing activities	$(13,718)	$96,155	$(109,873)
Operating Activities: Net cash provided by operating activities for the six-month period ended June 30, 2009 increased by $53.4 million to $312.0 million as compared to the six-month period ended June 30, 2008. The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net earnings, partially offset by the timing of receipts and payments in the ordinary course of business.
Investing Activities: Net cash used in investing activities for the six-month period ended June 30, 2009 increased by $292.4 million to $532.3 million as compared to the six-month period ended June 30, 2008. The 2009 investing activities are principally related to net purchases of marketable securities available for sale of $484.4 million and capital expenditures of $38.7 million, whereas in 2008 investment activities were principally related to $746.8 million of cash paid to acquire Pharmion partially offset by net sale of marketable securities available for sale of $537.1 million.
Financing Activities: Net cash used in financing activities for the six-month period ended June 30, 2009 was $13.7 million as compared to net cash provided by financing activities of $96.2 million for the six-month period ended June 30, 2008. The increase in net cash used in financing activities was primarily attributable to a $100.0 million purchase of treasury shares and a decrease in the proceeds from the exercise of common stock options and warrants.

Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Cash, cash equivalents, marketable securities available for sale and working capital as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
(Amounts in thousands)	2009	2008	Increase

Cash, cash equivalents and marketable securities available for sale	$2,497,968	$2,222,091	$275,877
Working capital (1)	$2,716,017	$2,299,122	$416,895

(1)
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, Federal Deposit Insurance Corporation, or FDIC, guaranteed fixed rate corporate debt, non-U.S. government issued securities and non-U.S. government guaranteed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The increase in cash, cash equivalents and marketable securities available for sale from December 31, 2008 to June 30, 2009 was primarily due to increased cash generated from operations and stock option activities, which more than offset the cash paid out under our share repurchase program announced in April 2009 and capital expenditures.
Accounts Receivable, Net: Accounts receivable, net increased by $41.4 million to $353.6 million as of June 30, 2009 compared to December 31, 2008 primarily due to increased sales of REVLIMID® and VIDAZA®. Days of sales outstanding at June 30, 2009 amounted to 51 days compared to 42 days at December 31, 2008. The increase was primarily due to increased international sales for which the collection period is longer than for U.S. sales. We expect this trend to continue as our international sales continue to expand.
Inventory: Inventory balances decreased by $23.3 million to $76.8 million at June 30, 2009. The decrease reflected the elimination of ALKERAN® inventories resulting from the conclusion of the GSK supply agreement and reductions in THALOMID® and FOCALIN®.
Other Current Assets: Other current assets increased by $26.5 million to $217.0 million as of June 30, 2009 compared to December 31, 2008 primarily due an increase related to the fair value of foreign currency forward derivative contracts.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities decreased by $60.8 million to $413.9 million as of June 30, 2009 compared to December 31, 2008. The decrease was primarily due to the impact of changes in the fair value of foreign currency forward derivative contracts and a decrease from the payment of certain compensation accruals, which was partly offset by an increase in clinical trial accruals.
Income Taxes Payable (Current and Non-Current): Income taxes payable decreased by $9.7 million to $400.0 million as of June 30, 2009 compared to December 31, 2008 primarily from tax payments of $61.5 million and tax benefit of stock options of $62.5 million, partially offset by a current provision for income taxes of $114.8 million.

We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products, capital investments and remaining purchases under the $500.0 million share repurchase program approved by the Board of Directors in April 2009. However, we anticipate that existing cash, cash equivalents and marketable securities available for sale, combined with cash received from expected net product sales and royalty agreements, will provide sufficient capital resources to fund our operations for the foreseeable future.
Financial Condition
At June 30, 2009, our marketable securities available for sale consisted primarily of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, FDIC guaranteed fixed rate corporate debt, non-U.S. government issued securities, non-U.S. government guaranteed securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency, including issues from the Federal Home Loan Bank, or FHLB, the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. U.S. government-sponsored agency mortgage-backed securities include fixed rate asset-backed securities issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association, or GNMA. FDIC guaranteed corporate debt includes obligations of bank holding companies that meet certain criteria set forth under the Temporary Liquidity Guaranty Program, or TLGP, and is unconditionally guaranteed by the FDIC.
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
Non-U.S. government issued securities consist of direct obligations of highly rated governments of nations other then the United States. Non-U.S. government guaranteed securities consist of obligations of agencies and other entities that are explicitly guaranteed by highly rated governments of nations other then the United States. We have not recorded any impairments against our holdings in these securities due to the support of the governments of these agencies and entities.
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
As of June 30, 2009, our financial assets and liabilities were recorded at fair value. In accordance with SFAS No. 157, “Fair Value Measurement,” or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed obligations, FDIC guaranteed corporate debt, non-U.S. government issued securities, non-U.S. government guaranteed securities, forward currency contracts and warrants for the purchase of equity securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. Our Level 3 securities at June 30, 2009 consist of warrants for the purchase of equity securities in a non-publicly traded company in which we have invested and which is party to a collaboration and option agreement with us.

A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities were initially valued at the transaction price and subsequently valued based on inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active.
Contractual Obligations
For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2008 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations since December 31, 2008; however, we are updating the Collaboration Arrangements portion of the discussion as follows:
Collaboration Arrangements: We have entered into certain research and development collaboration arrangements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and /or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs, the successful development of research compounds that we choose to license and/or the lack of any adverse events which could cause the discontinuance of the programs.
The table of contractual obligations does not include potential milestone payments totaling approximately $3.620 billion, which are either contingent on the achievement of various research, development and regulatory approval milestones (approximately $2.160 billion) or are sales-based milestones (approximately $1.460 billion). Research, development and regulatory approval milestones depend primarily upon future favorable clinical developments and regulatory agency actions, neither of which may ever occur. Sales-based milestones are contingent on generating certain levels of future sales of products. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, such contingencies have not been included in the contractual obligations table or recorded on our consolidated balance sheets.
Critical Accounting Estimates and Significant Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K. Our critical accounting policies are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2008 Annual Report on Form 10-K.

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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2009, our market risk sensitive instruments consisted of marketable securities available for sale, our note payable and certain foreign currency forward contracts.
Marketable Securities Available for Sale: At June 30, 2009, our marketable securities available for sale consisted primarily of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, FDIC guaranteed fixed rate corporate debt, non-U.S. government issued fixed rate securities, non-U.S. government guaranteed fixed rate securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency, including issues from the FHLB, Fannie Mae and Freddie Mac. U.S. government-sponsored agency mortgage-backed securities include fixed rate asset-backed securities issued by Fannie Mae, Freddie Mac and GNMA. FDIC guaranteed corporate debt includes obligations of bank holding companies that meet certain criteria set forth under the TLGP and is unconditionally guaranteed by the FDIC.
Fannie Mae, Freddie Mac, FHLB and GNMA are regulated by the recently established FHFA. Working with the Congress and the Office of the President, the U.S. Treasury and the Federal Reserve have pledged to continue to provide capital and liquidity to these U.S. government-sponsored agencies. We have not recorded any impairment against our holdings in these securities due to the support of the U.S. government of these agencies.
Non-U.S. government issued securities consist of direct obligations of highly rated governments of nations other then the United States. Non-U.S. government guaranteed securities consist of obligations of agencies and other entities that are explicitly guaranteed by highly rated governments of nations other then the United States. We have not recorded any impairments against our holdings in these securities due to the support of the governments of these agencies and entities.
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

As of June 30, 2009, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More Than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$357,338	$1,206,359	$24,983	$8,503	$1,597,183
Fair value	$365,196	$1,230,131	$25,915	$9,373	$1,630,615
Average interest rate	1.9%	1.7%	2.8%	4.2%	1.8%
Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried) located in Zofingen, Switzerland. At June 30, 2009, the fair value of our note payable to Siegfried approximated the carrying value of the note of $23.0 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2009 and December 31, 2008 had settlement dates within 24 months. These foreign currency forward contracts are designated as cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, or SFAS 133, and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	June 30, 2009	December 31, 2008

Euro	$688,650	$704,198
Yen	15,311	—

Total	$703,961	$704,198

The notional settlement amounts of the foreign currency forward contracts outstanding as of June 30, 2009 and December 31, 2008 were $704.0 million and $704.2 million, respectively. We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of June 30, 2009 and December 31, 2008, credit risk did not materially change the fair value of our foreign currency forward contracts.
We recognized reductions in net product sales for the settlement of certain effective cash flow hedge instruments of $5.8 million and $6.6 million for the three- and six-month periods ended June 30, 2009, respectively, and no reductions for each of the three- and six-month periods ended June 30, 2008. These settlements were recorded in the same period as the related forecasted sales occurred. We recognized reductions in research and development expenses for the settlement of certain effective cash flow hedge instruments of $0.6 million and $1.6 million for the three- and six-month periods ended June 30, 2009, respectively, and no reductions for each of the three- and six-month periods ended June 30, 2008. These settlements were recorded in the same period as the related forecasted research and development expenses occurred. Changes in time value, which we excluded from the hedge effectiveness assessment for the three- and six-month periods ended June 30, 2009, were included in other income, net.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under SFAS 133 and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2009 and December 31, 2008 were $361.2 million and $56.6 million, respectively.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2009 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $83.5 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income (loss) and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or remeasured through earnings each period along with the underlying asset or liability.

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

With the exception of the matter discussed above, there have not been any other changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings,” of our 2008 Annual Report on Form 10-K. There have not been any material changes since December 31, 2008 as it pertains to such legal proceedings nor have we engaged in any additional material legal proceedings.

Item 1A.	Risk Factors
The risk factors included in our 2008 Annual Report on Form 10-K have not materially changed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(C) Issuer Purchases of Equity Securities
The following table presents the total number of shares purchased during the quarter ended June 30, 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased (1) (2)	Share (or Unit) (2)	Plans or Programs (1) (2)	Plans or Programs (1) (2)

April 1-April 30	0	N/A	0	$500,000,000
May 1-May 31	2,200,893	N/A	2,200,893	$400,000,000
June 1-June 30	0	N/A	0	$400,000,000

Total	2,200,893		2,200,893

(1)
On April 24, 2009, the Board of Directors approved a common stock share repurchase program, which was publicly announced by us on April 27, 2009. The program authorizes the purchase of up to $500.0 million (or approximately 12.5 million shares at the approval date) of our outstanding common stock, in the open market or through privately negotiated transactions, directly or through brokers or agents, and expires April 2011. On May 26, 2009, we entered into an agreement to purchase shares of our common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $100.0 million, plus fees, under an Accelerated Share Repurchase, or ASR, program. On May 27, 2009, we received an initial delivery of 1.2 million shares, representing approximately 50% of the shares that could have been purchased, based on the closing price of our common stock on May 27, 2009. An additional 1.0 million shares were delivered on May 29, 2009, in accordance with the terms of the agreement. We expect all ASR program purchases to be completed no later than August 26, 2009. The total number of shares to be repurchased will be determined at the completion of the ASR program based on the volume weighted-average-price of our stock during the term of the agreement.

(2)
The Average Price Paid per Share is based on the price paid per share in the open market. The average price will be determined at the completion of the ASR program based on the volume weighted-average-price of our stock during the term of the agreement.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of stockholders on June 17, 2009. At this meeting, our stockholders were asked to elect nine directors, ratify the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, approve an amendment and restatement of our 2008 Stock Incentive Plan and to act on a stockholder proposal to approve a change in the voting standard for director elections. All nine nominated directors were elected and the proposals to appoint KPMG LLP, approve an amendment and restatement of our 2008 Stock Incentive Plan and the stockholder proposal to approve a change in the voting standard for director elections were approved. Voting results are summarized as follows:
A. Election of Directors:

	Number of Shares
Name	For	Withheld
Sol J. Barer, Ph.D.	390,686,373	14,949,116
Robert J. Hugin	393,274,607	12,360,882
Michael D. Casey	395,744,861	9,890,628
Rodman L. Drake	391,458,261	14,177,228
Arthur Hull Hayes, Jr., M.D.	379,480,922	26,154,567
Gilla Kaplan, Ph.D.	380,345,164	25,290,325
James J. Loughlin	382,837,828	22,797,661
Ernest Mario, Ph.D.	397,198,726	8,436,763
Walter L. Robb, Ph.D.	378,835,339	26,800,150
B. Appointment of KPMG LLP as auditors:

Number of Shares
For	Against	Abstain
396,652,081	8,489,534	493,874
C. Amendment and restatement of the 2008 Stock Incentive Plan:

Number of Shares
			Broker Non-
For	Against	Abstain	Votes
232,037,067	105,131,145	1,041,915	67,425,362

D. Proposal to approve a stockholder proposal to change the voting standard for director elections:

Number of Shares
			Broker Non-
For	Against	Abstain	Votes
274,001,501	63,181,641	1,026,986	67,425,361

Item 5.	Other Information
None.

Item 6.	Exhibits
31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
DATE: July 31, 2009	By:	/s/ David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE: July 31, 2009	By:	/s/ Andre Van Hoek
Andre Van Hoek
Controller and Chief Accounting Officer

EXHIBIT INDEX
Exhibits
31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.