Form 10-Q
period 2009-09-30
CELGENE CORP /DE/
filed 2009-10-30
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐     No ☑
At October 23, 2009, 459,602,351 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

Page No.
PART I FINANCIAL INFORMATION

Item 1 Unaudited Consolidated Financial Statements

Consolidated Statements of Operations - Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008	1

Consolidated Balance Sheets - As of September 30, 2009 and December 31, 2008	2

Consolidated Statements of Cash Flows - Nine-Month Periods Ended September 30, 2009 and 2008	3

Notes to Unaudited Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3 Quantitative and Qualitative Disclosures About Market Risk	46

Item 4 Controls and Procedures	48

PART II OTHER INFORMATION

Item 1 Legal Proceedings	49

Item 1A Risk Factors	49

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3 Defaults Upon Senior Securities	50

Item 4 Submission of Matters to a Vote of Security Holders	50

Item 5 Other Information	50

Item 6 Exhibits	50

Signatures	51

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Item 1 Unaudited Consolidated Financial Statements
CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue:
Net product sales	$667,967	$567,017	$1,842,353	$1,541,556
Collaborative agreements and other revenue	2,381	2,402	6,979	9,960
Royalty revenue	24,789	23,046	79,524	75,011

Total revenue	695,137	592,465	1,928,856	1,626,527

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	52,058	70,534	167,259	190,452
Research and development	193,362	160,911	593,109	462,650
Selling, general and administrative	192,512	168,607	542,264	485,345
Amortization of acquired intangible assets	21,111	32,833	67,403	77,842
Acquired in-process research and development	—	—	—	1,740,000

Total expenses	459,043	432,885	1,370,035	2,956,289

Operating income (loss)	236,094	159,580	558,821	(1,329,762)

Other income and expense:
Interest and investment income, net	20,468	19,678	61,994	69,281
Equity in losses of affiliated companies	329	2,338	944	8,761
Interest expense	466	512	1,457	3,968
Other income, net	14,935	2,464	52,720	4,957

Income (loss) before income taxes	270,702	178,872	671,134	(1,268,253)

Income tax provision	53,887	42,058	148,602	116,138

Net income (loss)	$216,815	$136,814	$522,532	$(1,384,391)

Net income (loss) per common share:
Basic	$0.47	$0.30	$1.14	$(3.17)
Diluted	$0.46	$0.29	$1.12	$(3.17)

Weighted average shares (in thousands):
Basic	458,834	456,509	459,332	437,206

Diluted	467,057	468,891	467,469	437,206

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$1,151,055	$1,092,386
Marketable securities available for sale	1,613,393	1,129,705
Accounts receivable, net of allowances of $9,890 and $9,391 at September 30, 2009 and December 31, 2008, respectively	406,929	312,243
Inventory	85,088	100,176
Deferred income taxes	24,392	16,415
Other current assets	219,636	190,441

Total current assets	3,500,493	2,841,366

Property, plant and equipment, net	281,153	248,971
Investment in affiliated companies	21,246	18,392
Intangible assets, net	365,826	434,764
Goodwill	579,355	588,822
Other assets	334,213	312,955

Total assets	$5,082,286	$4,445,270

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$47,098	$53,859
Accrued expenses	286,930	306,120
Income taxes payable	21,868	51,162
Current portion of deferred revenue	2,254	1,419
Other current liabilities	132,816	114,688

Total current liabilities	490,966	527,248

Deferred revenue, net of current portion	4,948	3,127
Non-current income taxes payable	404,671	358,578
Other non-current liabilities	72,602	64,989

Total liabilities	973,187	953,942

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 466,155,411 and 463,274,296 shares at September 30, 2009 and December 31, 2008, respectively	4,662	4,633
Common stock in treasury, at cost; 7,168,052 and 4,144,667 shares at September 30, 2009 and December 31, 2008, respectively	(301,405)	(157,165)
Additional paid-in capital	5,421,411	5,180,397
Accumulated deficit	(886,461)	(1,408,993)
Accumulated other comprehensive loss	(129,108)	(127,544)

Total stockholders’ equity	4,109,099	3,491,328

Total liabilities and stockholders’ equity	$5,082,286	$4,445,270

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$522,532	$(1,384,391)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of long-term assets	29,671	25,470
Amortization of intangible assets	68,104	78,138
Allocation of pre-paid royalties	26,109	—
Provision for accounts receivable allowances	3,840	5,854
Deferred income taxes	(34,971)	(9,770)
Acquired in-process research and development	—	1,740,000
Share-based compensation expense	105,927	75,650
Equity in losses of affiliated companies	748	8,362
Share-based employee benefit plan expense	8,976	7,358
Unrealized change in value of foreign currency forward contracts	(28,076)	10,318
Realized (gain) loss on marketable securities available for sale	(27,051)	1,293
Other, net	2,884	823

Change in current assets and liabilities, excluding the effect of the 2008 acquisition:
Accounts receivable	(88,471)	(69,952)
Inventory	17,610	(5,799)
Other operating assets	(23,062)	(12,359)
Accounts payable and other operating liabilities	(18,990)	(20,708)
Income tax payable	20,888	26,088
Deferred revenue	2,626	(31)

Net cash provided by operating activities	589,294	476,344

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,552,721	981,502
Purchases of marketable securities available for sale	(2,011,969)	(471,699)
Payments for acquisition of business, net of cash acquired	—	(746,779)
Capital expenditures	(60,069)	(53,635)
Investment in affiliated companies	(3,603)	(12,185)
Purchases of investment securities	(10,981)	(8,236)
Other	3,333	11,528

Net cash used in investing activities	(530,568)	(299,504)

Cash flows from financing activities:
Payment for treasury shares	(149,362)	—
Net proceeds from exercise of common stock options and warrants	34,384	106,932
Excess tax benefit from share-based compensation arrangements	99,950	59,459

Net cash provided by (used in) financing activities	(15,028)	166,391

Effect of currency rate changes on cash and cash equivalents	14,971	(44,384)

Net increase in cash and cash equivalents	58,669	298,847

Cash and cash equivalents at beginning of period	1,092,386	1,218,273

Cash and cash equivalents at end of period	$1,151,055	$1,517,120

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2009	2008

Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized (gain) loss on marketable securities available for sale	$(9,659)	$107,313

Matured shares tendered in connection with stock option exercises	$(997)	$(4,250)

Conversion of convertible notes	$—	$196,543

Supplemental disclosure of cash flow information:
Interest paid	$—	$1,640

Income taxes paid	$60,992	$28,084

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(In all accompanying tables, amounts of dollars expressed in thousands, except per share amounts, unless otherwise indicated)
1. Nature of Business and Basis of Presentation
Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. The Company’s primary commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide CelgeneTM and Thalidomide PharmionTM, subsequent to the acquisition of Pharmion Corporation, or Pharmion), VIDAZA® and FOCALIN®. ALKERAN® was licensed from GlaxoSmithKline, or GSK, and sold under the Celgene label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK. For the ensuing two years, the Company will continue to earn residual payments based upon GSK’s ALKERAN® revenues. FOCALIN® is sold exclusively to Novartis Pharma AG, or Novartis. The Company also derives revenues from a licensing agreement with Novartis, which entitles it to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, and sales of bio-therapeutic products and services through the Company’s Cellular Therapeutics subsidiary.
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
New Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board, or FASB, established the FASB Accounting Standards CodificationTM, or ASC, as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the ASC is now nonauthoritative. The ASC was effective for financial statements issued for interim and annual periods ending after September 15, 2009 and its adoption did not have any impact on the Company’s consolidated financial statements. The ASC is updated through the FASB’s issuance of Accounting Standard Updates, or ASUs. Summarized below are recently issued accounting pronouncements as described under the new ASC structure.
In September 2006, the FASB issued ASC No. 825, “Fair Value Measurements,” or ASC 825, which establishes a framework for measuring fair value and expands disclosures about fair value measurements. The FASB partially deferred the effective date of ASC 825 for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company’s adoption of ASC 825 related to non-financial assets beginning January 1, 2009 did not have any impact on the Company’s consolidated financial statements.
In December 2007, the FASB ratified ASC No. 808, “Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property,” which provides guidance for ASC No. 730, or ASC 730, related to how the parties to a collaborative agreement should account for costs incurred and revenue generated on sales to third parties, how sharing payments pursuant to a collaboration agreement should be presented in the income statement and certain related disclosure requirements. The guidance for ASC 730 was effective for the Company beginning January 1, 2009 on a retrospective basis and did not have any impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued ASC No. 805, “Business Combinations,” or ASC 805, which requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. Previously, post-acquisition adjustments to a business combination related to deferred tax asset valuation allowances and liabilities related to uncertain tax positions were required to be recorded as an increase or decrease to goodwill. ASC 805 does not permit this accounting and generally requires any such changes to be recorded in current period income tax expense. After the adoption of ASC 805, all changes to valuation allowances and liabilities related to uncertain tax positions from an acquisition must be recognized in current period income tax expense. ASC 805 was effective for the Company beginning January 1, 2009 and the Company will account for future business combinations in accordance with its provisions.
In December 2007, the FASB issued an amendment to ASC No. 810, entitled “Noncontrolling Interests in Consolidated Financial Statements,” which changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. The amendment was effective for the Company beginning January 1, 2009 and did not have any impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued an amendment to ASC No. 815, entitled “Disclosures about Derivative Instruments and Hedging Activities,” or ASC 815, which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. The amendment was effective for the Company beginning January 1, 2009 and the expanded disclosures are included in Note 8.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In April 2008, the FASB issued an amendment to ASC No. 350 entitled “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The amendment was effective for the Company beginning January 1, 2009 and did not have any impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued an amendment to ASC No. 470 entitled “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which requires separate accounting for the debt and equity components of convertible debt issuances that have a cash settlement feature permitting settlement partially or fully in cash upon conversion. A component of such debt issuances that is representative of the approximate fair value of the conversion feature at inception should be bifurcated and recorded to equity, with the resulting debt discount amortized to interest expense in a manner that reflects the issuer’s nonconvertible, unsecured debt borrowing rate. The requirements for separate accounting must be applied retrospectively to previously issued convertible debt issuances as well as prospectively to newly issued convertible debt issuances, negatively affecting both net income and earnings per share, in financial statements issued for fiscal years beginning after December 15, 2008. Since the Company’s past convertible debt issuance did not include a cash settlement feature, the amendment did not have any impact on its consolidated financial statements.
In June 2008, the FASB issued ASC No. 260, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” or ASC 260. The ASC addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method and requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. ASC 260 was effective for the Company beginning January 1, 2009. Since the Company’s past share-based payment awards did not include non-forfeitable rights to dividends or dividend equivalents, the adoption of ASC 260 did not have any impact on its consolidated financial statements.
In November 2008, the FASB ratified ASC No. 323, “Equity Method Investment Accounting Considerations,” or ASC 323, which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. ASC 323 was effective for the Company beginning January 1, 2009 and did not have any impact on the Company’s consolidated financial statements.
In November 2008, the FASB ratified an amendment to ASC No. 350, entitled “Accounting for Defensive Intangible Assets,” which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. The amendment requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting, which should be amortized to expense over the period the asset diminishes in value. The amendment was effective for the Company beginning January 1, 2009 and the Company will account for defensive intangible assets acquired in future business combinations in accordance with its provisions.
In April 2009, the FASB issued an amendment to ASC No. 820, entitled “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or ASC 820. This amendment provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This amendment shall be applied prospectively with retrospective application not permitted. This amendment was effective for interim and annual periods ending after June 15, 2009. The adoption did not have any impact on the Company’s consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In April 2009, the FASB issued an amendment to ASC 320, entitled “Recognition and Presentation of Other-Than-Temporary Impairments.” This amendment was issued to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This amendment replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This amendment provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. Although this amendment does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This amendment was effective for interim and annual periods ending after June 15, 2009. The adoption of this amendment did not have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued an amendment to ASC 825, entitled “Interim Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this amendment, fair values for these assets and liabilities were only disclosed annually. This amendment applies to all financial instruments within the scope of ASC 825 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This amendment was effective for interim periods ending after June 15, 2009. This amendment does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this amendment requires comparative disclosures only for periods ending after initial adoption. The adoption did not have any impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued an amendment to ASC No. 805, entitled “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This amendment clarifies application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This amendment was effective for the Company beginning January 1, 2009 and the Company will account for assets or liabilities arising from contingencies acquired in future business combinations in accordance with its provisions.
In May 2009, the FASB issued ASC No. 855, “Subsequent Events,” or ASC 855, which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 was effective for financial statements issued for interim and annual periods ending after June 15, 2009 and did not have any impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued an amendment to ASC No. 860, entitled “Accounting for Transfers of Financial Assets,” which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. This amendment clarifies the determination whether a transferor and all of the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. It also enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company’s continuing involvement in transferred financial assets. This amendment will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2009, the FASB issued an amendment to ASC 810, entitled “Consolidation of Variable Interest Entities,” which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will require a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. This amendment will be effective at the start of a company’s first fiscal year beginning after November 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value,” or ASU 2009-05, which amends ASC 820 to provide clarification of a circumstances in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.
In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosure,” or ASU 2009-12, which provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table provides unaudited pro forma financial information for the nine-month period ended September 30, 2008 as if the acquisition of Pharmion had occurred as of the beginning of the period presented. For the nine-month period presented, the unaudited pro forma results include the nonrecurring charge for in-process research and development, or IPR&D, amortization of acquired intangible assets, elimination of expense and income related to pre-acquisition agreements with Pharmion, reduced interest and investment income attributable to cash paid for the acquisition and the amortization of the inventory step-up to fair value of acquired Pharmion product inventories. The unaudited pro forma results do not reflect any operating efficiencies or potential cost savings that may result from the combined operations of Celgene and Pharmion. Accordingly, these unaudited pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the combined company that would have been achieved had the acquisition occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of operations.

Nine-Month Period
Ended
September 30, 2008

Total revenue	$1,678,880
Net loss	$(1,393,846)

Net loss per common share: basic and diluted	$(3.19)
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Restructuring
The March 7, 2008 acquisition cost of Pharmion included $58.6 million in restructuring liabilities primarily related to the planned exit of certain business activities, involuntary terminations and the relocation of certain Pharmion employees. The remaining balance of these restructuring liabilities totaled $27.6 million and $2.8 million as of December 31, 2008 and September 30, 2009, respectively. The following table summarizes changes to the restructuring liabilities during the nine-month period ended September 30, 2009:

	Balance				Balance	Cumulative
	December 31, 2008	Payments	Adjustments		September 30, 2009	Payments

Severance costs	$1,654	$(1,635)	$—		$19	$(17,419)
Contract termination fees	22,485	(12,345)	(9,600	)(1)	540	(21,011)
Facility closing costs	2,664	(750)	—		1,914	(3,681)
Other	834	(539)	—		295	(4,155)

Total restructuring costs	$27,637	$(15,269)	$(9,600)		$2,768	$(46,266)

(1)	In 2009, the Company amended two manufacturing contracts on terms other than those that had been expected.
5. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income adjusted to add back the after-tax amount of interest recognized in the period associated with any convertible debt issuance that may be dilutive by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding as if the outstanding convertible debt was converted into shares of common stock and assuming potentially dilutive common shares, resulting from option exercises, restricted stock units, warrants and other incentives had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock are the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise. As of their maturity date, June 1, 2008, substantially all of the Company’s convertible notes were converted into shares of common stock.

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$216,815	$136,814	$522,532	$(1,384,391)

Weighted-average shares (in thousands):
Basic	458,834	456,509	459,332	437,206
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	8,223	12,382	8,137	—

Diluted	467,057	468,891	467,469	437,206

Net income (loss) per share:
Basic	$0.47	$0.30	$1.14	$(3.17)
Diluted	$0.46	$0.29	$1.12	$(3.17)
The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 20,547,394 and 9,392,013 shares for the three-month periods ended September 30, 2009 and 2008, respectively. The total number of potential common shares excluded for the nine-month periods ended September 30, 2009 and 2008 was 21,515,514 and 33,014,354, respectively. All of the potentially dilutive securities for the nine-month period ended September 30, 2008 were determined to be anti-dilutive as a result of the net loss for the period. Substantially all of the Company’s convertible debt had been converted into shares of common stock as of the end of June 2008.

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
On May 27, 2009, the Company received an initial delivery of 1.2 million shares, representing approximately 50% of the shares that could have been purchased, based on the closing price of its common stock on May 27, 2009. An additional 1.0 million shares were delivered on May 29, 2009, in accordance with the terms of the agreement. When all ASR program purchases were completed by Morgan Stanley & Co. Inc. on August 26, 2009 no additional shares were delivered to the Company. The total number of shares repurchased was determined based on the volume weighted-average-price of the Company’s stock during the term of the agreement.
In addition to share repurchases under the ASR program, the Company purchased approximately 1.0 million shares of its common stock on the open market at a cost of $49.4 million during the third quarter of 2009.
As of September 30, 2009, shares repurchased under the $500.0 million share repurchase program totaled $149.4 million.
6. Comprehensive Income (Loss)
The components of comprehensive income (loss) consist of net income (loss), changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$216,815	$136,814	$522,532	$(1,384,391)

Other comprehensive income (loss):

Marketable securities:

Net unrealized gains (losses) on marketable securities available for sale, net of tax	9,413	(4,052)	16,345	(3,947)
Reversal of unrealized gains on Pharmion investment, net of tax	—	—	—	(62,806)
Reclassification adjustment for (gains) losses included in net income (loss)	(9,880)	3,515	(27,051)	1,275

Total other comprehensive losses related to marketable securities available for sale, net of tax	(467)	(537)	(10,706)	(65,478)
Net unrealized gains (losses) related to cash flow hedges, net of tax	(14,981)	6,786	11,862	6,786
Currency translation adjustments	12,980	(91,299)	(2,720)	(63,120)

Total other comprehensive income (loss) items	(2,468)	(85,050)	(1,564)	(121,812)

Comprehensive income (loss)	$214,347	$51,764	$520,968	$(1,506,203)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2009 and the valuation techniques the Company utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist primarily of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate obligations, Federal Deposit Insurance Corporation, or FDIC, guaranteed fixed rate corporate debt, non-U.S. government issued fixed rate securities, non-U.S. government guaranteed fixed rate securities, forward currency contracts and warrants for the purchase of equity securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 securities at September 30, 2009 consist of warrants for the purchase of equity securities in a non-publicly traded company in which the Company has invested and which is party to a collaboration and option agreement with the Company.

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,613,393	$667	$1,612,726	$—
Warrants	845	—	—	845
Cash equivalents	38,046	—	38,046	—
Forward currency contracts	(17,939)	—	(17,939)	—

	$1,634,345	$667	$1,632,833	$845

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$1,129,705	$407	$1,118,244	$11,054
Forward currency contracts	(57,486)	—	(57,486)	—

	$1,072,219	$407	$1,060,758	$11,054

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table is a roll-forward of the fair value of Level 3 securities (significant unobservable inputs):

	Nine-Month Periods Ended September 30,
	2009	2008

Balance at beginning of period	$11,054	$37,038
Net gains (realized and unrealized)	2,451	—
Net purchases, issuances and settlements	(12,660)	(22,437)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$845	$14,601

8. Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts: Effective January 1, 2009, the Company adopted the enhanced disclosure requirement required under ASC 815 for derivative instruments and hedging activities by providing additional information about its objectives for using derivative instruments, the level of derivative activity the Company engages in, as well as how derivative instruments and related hedged items affect its financial position and performance. Since the enhanced disclosure requirements under ASC 815 require only additional disclosures concerning derivatives and hedging activities, the adoption did not affect the presentation of the Company’s financial position or results of operations.
The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at September 30, 2009 and December 31, 2008 had settlement dates within 27 months. These foreign currency forward contracts are designated as cash flow hedges under ASC 815 and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	September 30, 2009	December 31, 2008

Euro	$1,013,797	$704,198
Yen	7,456	—

Total	$1,021,253	$704,198

The notional settlement amounts of the foreign currency forward contracts outstanding as of September 30, 2009 and December 31, 2008 were $1.021 billion and $704.2 million, respectively. The Company considers the impact of its own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of September 30, 2009 and December 31, 2008, credit risk did not materially change the fair value of the Company’s foreign currency forward contracts.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recognized reductions in net product sales for the settlement of certain effective cash flow hedge instruments of $11.9 million and $18.5 million for the three- and nine-month periods ended September 30, 2009, respectively, and no reductions for each of the three- and nine-month periods ended September 30, 2008. These settlements were recorded in the same period as the related forecasted sales occurred. The Company recognized an increase in research and development expenses for the settlement of certain effective cash flow hedge instruments of $0.5 million for the three-month period ended September 30, 2009 and a decrease in research and development expenses for the settlement of certain effective cash flow hedge instruments of $1.1 million for the nine-month period ended September 30, 2009. The Company recognized a decrease in research and development expenses for the settlement of certain effective cash flow hedge instruments of $1.1 million for each of the three- and nine-month periods ended September 30, 2008. These settlements were recorded in the same period as the related forecasted research and development expenses occurred. The Company recognized an increase in other income, net for the settlement of certain effective cash flow hedge instruments of $3.0 million for each of the three- and nine-month periods ended September 30, 2008. These settlements were recorded in the same period as the related forecasted expenses occurred. Changes in time value, which the Company excluded from the hedge effectiveness assessment for the three- and nine-month periods ended September 30, 2009, were included in other income, net.
The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under ASC 815 and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2009 and December 31, 2008 were $674.1 million and $56.6 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments under ASC 815	Other current assets	$413	Other current liabilities	$40,862

Foreign currency forward contracts not designated as hedging instruments under ASC 815	Other current assets	$22,533	Other current liabilities	$23

Total		$22,946		$40,885

	December 31, 2008
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments under ASC 815	Other current assets	$1,552	Other current liabilities	$50,000

Foreign currency forward contracts not designated as hedging instruments under ASC 815	Other current assets	$30	Other current liabilities	$9,068

Total		$1,582		$59,068

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the effect of derivative instruments designated as hedging instruments under ASC 815 on the consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008:

For the Three-Month Period Ended September 30, 2009
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
					Recognized in	Recognized in
			Location of	Amount of	Income on	Income on
	Amount of		Gain/(Loss)	Gain/(Loss)	Derivative	Derivative
	Gain/(Loss)		Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
	Recognized in OCI		Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
	on Derivative		into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$(25,465)	(1)	Net product sales	$(11,895)	Other income, net	$2,657	(2)
			Research and development	$(493)

(1)	Losses of $33,445 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)
The amount of net gains recognized in income represents $1,903 in gains related to the ineffective portion of the hedging relationships and $754 of gains related to amounts excluded from the assessment of hedge effectiveness.

For the Three-Month Period Ended September 30, 2008
				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
		Location of	Amount of	Recognized in	Recognized in
	Amount of	Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)	Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative	into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$10,914	Research and development	$1,136	Other income, net	$(916)	(1)
		Other income	$2,992

(1)	Hedge ineffectiveness was insignificant and included with the amount excluded from effectiveness testing.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Nine-Month Period Ended September 30, 2009
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
					Recognized in	Recognized in
			Location of	Amount of	Income on	Income on
	Amount of		Gain/(Loss)	Gain/(Loss)	Derivative	Derivative
	Gain/(Loss)		Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
	Recognized in OCI		Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
	on Derivative		into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$(3,581)	(1)	Net product sales	$(18,455)	Other income, net	$(1,579)	(2)
			Research and development	$1,109

(1)	Losses of $33,445 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)
The amount of net losses recognized in income represents $1,903 in gains related to the ineffective portion of the hedging relationships and $3,482 of losses related to amounts excluded from the assessment of hedge effectiveness.

For the Nine-Month Period Ended September 30, 2008
				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
		Location of	Amount of	Recognized in	Recognized in
	Amount of	Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)	Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative	into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$10,914	Research and development	$1,136	Other income, net	$(916)	(1)
		Other income, net	$2,992

(1)	Hedge ineffectiveness was insignificant and included with the amount excluded from effectiveness testing.
The following table summarizes the effect of derivative instruments not designated as hedging instruments under ASC 815 on the consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008:

	Location of
	Gain/(Loss)
	Recognized in	Amount of Gain/(Loss) Recognized in Income on Derivative
	Income on	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument	Derivative	2009	2008	2009	2008

Foreign currency forward contracts	Other income, net	$(11,504)	$(17,081)	$6,051	$(17,175)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $929.5 million and $691.0 million at September 30, 2009 and December 31, 2008, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at September 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gain	Loss	Value

U.S. Treasury securities	$364,727	$1,308	$(82)	$365,953
U.S. government-sponsored agency securities	299,751	2,298	(61)	301,988
U.S. government-sponsored agency MBS	605,625	5,078	(801)	609,902
FDIC guaranteed corporate debt	190,448	1,758	(37)	192,169
Non-U.S. government issued securities	31,096	—	—	31,096
Non-U.S. government guaranteed securities	111,123	548	(53)	111,618
Marketable equity securities	407	260	—	667

Total available-for-sale marketable securities	$1,603,177	$11,250	$(1,034)	$1,613,393

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gain	Loss	Value

U.S. Treasury securities	$263,541	$8,394	$—	$271,935
U.S. government-sponsored agency securities	571,072	16,985	(212)	587,845
U.S. government-sponsored agency MBS	229,847	3,241	(429)	232,659
FDIC guaranteed corporate debt	25,546	265	(6)	25,805
Private cash fund shares	11,054	—	—	11,054
Marketable equity securities	407	—	—	407

Total available-for-sale marketable securities	$1,101,467	$28,885	$(647)	$1,129,705

U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency. U.S. government-sponsored mortgage-backed securities, or MBS, include fixed rate asset-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. FDIC guaranteed corporate debt includes obligations of bank holding companies that meet certain criteria set forth under the Temporary Liquidity Guaranty Program and are unconditionally guaranteed by the FDIC. Non-U.S. government issued securities consist of direct obligations of highly-rated governments of nations other then the United States. Non-U.S. government guaranteed securities consist of obligations of agencies and other entities that are explicitly guaranteed by highly-rated governments of nations other then the United States. Net unrealized gains in U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate obligations and FDIC guaranteed corporate fixed rate debt primarily reflect the impact of decreased interest rates at September 30, 2009 and December 31, 2008.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Duration periods of available-for-sale debt securities were as follows at September 30, 2009:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$416,130	$418,646
Duration of one through three years	1,094,932	1,102,091
Duration of three through five years	82,153	82,294
Duration of over five years	9,555	9,695

Total	$1,602,770	$1,612,726

10. Inventory
A summary of inventories by major category at September 30, 2009 and December 31, 2008 follows:

	September 30,	December 31,
	2009	2008

Raw materials	$21,145	$16,910
Work in process	34,174	33,170
Finished goods	29,769	50,096

Total	$85,088	$100,176

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

	September 30,	December 31,
Investment in Affiliated Companies	2009	2008

Investment in affiliated companies (1)	$18,500	$14,862
Excess of investment over share of equity (2)	2,746	3,530

Investment in affiliated companies	$21,246	$18,392

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
Equity in Losses of Affiliated Companies	2009	2008	2009	2008

Affiliated companies losses (1)	$329	$2,338	$944	$8,761

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill.
Additional equity method investments totaling $3.6 million were made during the nine-month period ended September 30, 2009. The three- and nine-month periods ended September 30, 2008 included other-than-temporary impairment losses of $1.6 million and $6.0 million, respectively. These impairment losses were based on an evaluation of several factors, including a decrease in fair value of the equity investment below its cost.
12. Intangible Assets and Goodwill
Intangible Assets: The Company’s intangible assets consist of developed product rights from the Pharmion acquisition, contract-based licenses, technology and an acquired workforce. Remaining amortization periods related to these categories range from two to eleven years. A summary of intangible assets by category follows:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
September 30, 2009	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$530,000	$(169,733)	$360,267	6.5
License	4,250	(1,152)	3,098	13.8
Technology	2,753	(442)	2,311	4.3
Acquired workforce	347	(197)	150	5.0

Total	$537,350	$(171,524)	$365,826	6.5

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2008	Value	Amortization	Net	Life (Years)

Acquired developed product rights	$533,339	$(102,331)	$431,008	6.5
License	4,250	(922)	3,328	13.8
Technology	290	(59)	231	12.6
Acquired workforce	337	(140)	197	5.0

Total	$538,216	$(103,452)	$434,764	6.5

The decrease in gross carrying value of intangibles at September 30, 2009 compared to December 31, 2008 was primarily due to the elimination of the $3.3 million intangible related to RIMIFON®, which was obtained in the Pharmion acquisition and sold in March of 2009, partly offset by the addition of two intangibles totaling $2.5 million.
Amortization of intangible assets was $21.6 million and $32.9 million for the three-month periods ended September 30, 2009 and 2008, respectively. Amortization for the nine-month periods ended September 30, 2009 and 2008 was $68.1 million and $78.1 million, respectively. The decrease in amortization expense for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 was primarily due to several acquired developed product rights becoming fully amortized over the last year. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $84.3 million for the year ending December 31, 2009, $65.3 million for the year ending December 31, 2010 and approximately $64.5 million for each of the years ending December 31, 2011 through 2013.
Goodwill: At September 30, 2009, the Company’s goodwill related to the March 7, 2008 acquisition of Pharmion and the October 21, 2004 acquisition of Penn T Limited. The goodwill related to the Pharmion acquisition reflects the allocation of the Pharmion purchase price.
The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2008	$588,822
Tax benefit on the exercise of Pharmion converted stock options	(1,015)
Adjustments to Pharmion net assets acquired	(444)
Adjustments to Pharmion restructuring liabilities	(9,600)
Foreign currency translation	1,592

Balance at September 30, 2009	$579,355

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Share-Based Compensation
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2009	2008	2009	2008

Cost of good sold	$1,331	$668	$3,304	$1,829
Research and development	15,178	10,964	44,841	32,264
Selling, general and administrative	20,167	16,596	56,384	41,557

Total share-based compensation expense	$36,676	$28,228	$104,529	$75,650

Share-based compensation cost included in inventory was $1.7 million at September 30, 2009 and $0.8 million at December 31, 2008.
Stock Options: The weighted-average grant date fair value of the stock options issued during the three-month periods ended September 30, 2009 and 2008 was $18.35 per share and $27.89 per share, respectively. The weighted-average grant date fair value of the stock options issued during the nine-month periods ended September 30, 2009 and 2008 was $19.98 per share and $25.71 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the nine-month period ended September 30, 2009 compared to those disclosed for the year ended December 31, 2008 in Note 15 to the Consolidated Financial Statements included in the Company’s 2008 Annual Report on Form 10-K.
Stock option transactions for the nine-month period ended September 30, 2009 under all plans are as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	Per Option	Term (Years)	Value

Outstanding at December 31, 2008	33,805,610	$40.39	6.5	$617,873
Changes during the period:
Granted	6,707,934	45.62
Exercised	(2,869,230)	12.33
Forfeited	(835,731)	58.13
Expired	(105,644)	59.48

Outstanding at September 30, 2009	36,702,939	$43.09	6.7	$571,495

Vested at September 30, 2009 or expected to vest in the future	36,082,726	$42.91	6.7	$567,855

Vested at September 30, 2009	19,253,706	$32.15	4.8	$483,759
The total fair value of shares vested during the nine-month periods ended September 30, 2009 and 2008 were $21.9 million and $21.3 million, respectively. The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2009 and 2008 was $108.2 million and $390.3 million, respectively. The Company primarily utilized newly issued shares to satisfy the exercise of stock options.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of September 30, 2009, there was $309.6 million of unrecognized compensation expense related to the Company’s stock option plan. These costs will be recognized over an expected remaining weighted-average period of 2.5 years.
Restricted Stock Units: The Company began issuing restricted stock units, or RSUs, under its equity program during the second quarter of 2009 in order to provide an effective incentive award with a strong retention component. Equity awards may, at the option of employee participants, be divided between stock options and RSUs based on a two-thirds and one-third mix, respectively, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding the Company’s RSUs during the nine-month period ended September 30, 2009 is as follows:

		Weighted
		Average
	Share	Grant Date
Nonvested RSUs	Equivalent	Fair Value

Nonvested at December 31, 2008	—	$—
Changes during the period:
Granted	476,218	39.46
Vested	—	—
Forfeited	(6,003)	39.01

Nonvested at September 30, 2009	470,215	$39.46

There were no RSUs that vested during the nine-month period ended September 30, 2009.
As of September 30, 2009, there was $14.6 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 2.3 years. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.
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
Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and potential penalties related to uncertain tax positions as part of its provision for income taxes. During the third quarter of 2009, the Company recorded a $5.4 million net tax benefit which was primarily the result of filing its 2008 income tax returns with certain items being more favorable than originally estimated, partially offset by an increase in unrecognized tax benefits related to ongoing income tax audits. During the first quarter of 2009, the Company effectively settled examinations with the IRS and with a foreign taxing jurisdiction. The foreign examination related to a subsidiary acquired in the Pharmion acquisition. These settlements resulted in a net tax benefit of $5.3 million, a decrease in the liability for unrecognized tax benefits related to tax positions taken in prior years of $35.1 million and an increase in tax assets of $7.3 million. The Company believes that it is reasonably possible that unrecognized tax benefits, as of September 30, 2009, could decrease by approximately $24.0 million over the next 12 months related to the settlement of routine examinations or through the expiration of the statute of limitations. Increases to the amount of unrecognized tax benefits from January 1, 2009 of approximately $70.9 million relate primarily to current year operations. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.
During the nine-month period ended September 30, 2008, the Company’s effective tax rate was impacted by non-deductible IPR&D charges incurred in connection with the acquisition of Pharmion.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
PTC Therapeutics, Inc.: In September 2007, the Company invested $20 million, of which $1.1 million represented research and development expense, in Series 1 Convertible Preferred Stock of PTC Therapeutics, Inc., or PTC, and also entered into a separate research and option agreement whereby PTC would perform discovery research activities. Under the agreement, both parties could subsequently agree to advance research on certain discovery targets and enter into a separate pre-negotiated collaboration and license agreement which would replace the original research and option agreement.
On July 16, 2009, the Company and PTC agreed to advance research on one discovery target and entered into a pre-negotiated collaboration and license agreement under which PTC is eligible to receive quarterly research fees, as defined in the agreement, and is entitled to receive potential milestone payments of approximately $129.0 million if certain development, regulatory and sales-based milestones are achieved. PTC will also receive tiered royalties on worldwide net sales. Under the agreement, the Company may transfer certain research and development activities from PTC to the Company and upon such transfer the Company will no longer fund such quarterly research fees to PTC.
The agreement will continue until the Company has satisfied all royalty payment obligations to PTC. Upon the Company’s full satisfaction of its royalty payment obligations to PTC under the agreement, the license granted to the Company by PTC under the agreement will become a non-exclusive, fully paid-up, sub-licensable, royalty-free license to use PTC research and collaboration intellectual property and certain PTC background intellectual property to make, use, market and sell the products developed under the agreement. The agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its royalty payment obligation with respect to each product in each country.
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
Acceleron Pharma: The Company has a worldwide strategic collaboration with Acceleron Pharma, or Acceleron, for the joint development and commercialization of ACE-011, a first-in-class compound for the treatment of anemia and formation of new bone. The collaboration combines both companies’ resources and commitment to developing products for the treatment of anemia, cancer and cancer-related bone loss. The Company also signed an option agreement for certain discovery stage programs. Under the terms of the agreement, the Company and Acceleron will jointly develop, manufacture and commercialize Acceleron’s products for anemia and bone loss indications. The Company made an upfront payment to Acceleron in February 2008 of $50.0 million, which included a $5.0 million equity investment in Acceleron, with the remainder recorded as research and development expense. In addition, in the event of an initial public offering of Acceleron, the Company will purchase a minimum of $7.0 million of Acceleron common stock.
Acceleron will retain responsibility for initial activities, including research and development, through the end of Phase IIa clinical trials, as well as manufacturing the clinical supplies for these studies. In turn, the Company will conduct the Phase IIb and Phase III clinical studies and will oversee the manufacture of Phase III and commercial supplies. Acceleron will pay a share of the development expenses and is eligible to receive development, regulatory approval and sales-based milestones of up to $510.0 million for the ACE-011 program and up to an additional $437.0 million for each of the three discovery stage programs. The companies will co-promote the products in North America. Acceleron will receive tiered royalties on worldwide net sales.

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
Cabrellis Pharmaceuticals Corp.: The Company, as a result of its acquisition of Pharmion, obtained an exclusive license to develop and commercialize amrubicin in North America and Europe pursuant to a license agreement with Dainippon Sumitomo Pharma Co. Ltd, or DSP. Pursuant to Pharmion’s acquisition of Cabrellis Pharmaceutics Corp., or Cabrellis, prior to the Company’s acquisition of Pharmion, the Company will pay $12.5 million for each approval of amrubicin in an initial indication by regulatory authorities in the United States and the European Union, or E.U., to the former shareholders of Cabrellis. Upon approval of amrubicin for a second indication in the United States or E.U., the Company will pay an additional $10.0 million for each market to the former shareholders of Cabrellis. Under the terms of the license agreement for amrubicin, the Company is required to make milestone payments of $7.0 million and $1.0 million to DSP upon regulatory approval of amrubicin in the United States and upon receipt of the first approval in the E.U., respectively, and up to $17.5 million upon achieving certain annual sales levels in the United States. Pursuant to the supply agreement for amrubicin, the Company is to pay DSP a semiannual supply price calculated as a percentage of net sales for a period of ten years. In September 2008, amrubicin was granted fast track product designation by the U.S. Food and Drug Administration for the treatment of small cell lung cancer after first-line chemotherapy.
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
GlobeImmune, Inc.: In September 2007, the Company made a $3.0 million equity investment in GlobeImmune, Inc., or GlobeImmune. In April 2009 and May 2009, the Company made additional $0.1 million and $10.0 million equity investments, respectively, in GlobeImmune. In addition, the Company has a collaboration and option agreement with GlobeImmune focused on the discovery, development and commercialization of novel therapeutics in cancer. As part of this agreement, the Company made an upfront payment in May 2009 of $30.0 million, which was recorded as research and development expense, to GlobeImmune in return for the option to license compounds and products based on the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs as well as oncology compounds and products resulting from future programs controlled by GlobeImmune. GlobeImmune will be responsible for all discovery and clinical development until the Company exercises its option with respect to a drug candidate program and GlobeImmune will be entitled to receive potential milestone payments of approximately $230.0 million for the GI-4000 program, $145.0 million for each of the GI-6200, GI-3000 and GI-10000 programs as well as $161.0 million for each additional future program if certain development, regulatory and sales-based milestones are achieved. GlobeImmune will also receive tiered royalties on worldwide net sales.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Commitments and contingencies
Collaboration Arrangements: The Company has entered into certain research and development collaboration agreements, as identified in Note 15, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s consolidated balance sheets at September 30, 2009 or December 31, 2008.
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
17. Subsequent Events
The Company’s management has evaluated its subsequent events for disclosure in these interim consolidated financial statements through October 30, 2009, the date on which the Financial Statements were issued, and has not identified any such events.

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
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we” or “our”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. Our primary commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide CelgeneTM and Thalidomide PharmionTM, subsequent to the acquisition of Pharmion Corporation, or Pharmion) and VIDAZA®. ALKERAN® was licensed from GlaxoSmithKline, or GSK, and sold under our label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK. REVLIMID® is an oral immunomodulatory drug marketed in the United States and Europe for patients with multiple myeloma who have received at least one prior therapy and in the United States and Canada for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is marketed in the United States for the treatment of all subtypes of MDS. In Europe, VIDAZA® is marketed for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the International Prognostic Scoring System, or IPSS, or chronic myelomonocytic leukaemia, or CMML, with 10-29 percent marrow blasts without myeloproliferative disorder, or acute myeloid leukemia, or AML, with 20-30 percent blasts and multi-lineage dysplasia, according to World Health Organization, or WHO, classification. VIDAZA® was granted orphan drug designation by the U.S. Food and Drug Administration, or FDA, for the treatment of MDS in the United States through May 2011. In addition, VIDAZA® has received orphan drug designation for the treatment of MDS and AML in the European Union expiring December 2018. In the third quarter of 2009, the National Comprehensive Cancer Network, or NCCN, upgraded VIDAZA® to a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, which reinforces current clinical utilization in the United States and supports ongoing regulatory filings internationally.
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

The following table summarizes total revenue and earnings for the three- and nine-month periods ended September 30, 2009 and 2008:

	Three-Month Periods Ended
	September 30,			Percent
(Amounts in thousands, except earnings per share)	2009	2008	Increase	Change

Total revenue	$695,137	$592,465	$102,672	17.3%
Net income	$216,815	$136,814	$80,001	58.5%
Diluted earnings per share	$0.46	$0.29	$0.17	58.6%

	Nine-Month Periods Ended
	September 30,			Percent
(Amounts in thousands, except earnings per share)	2009	2008	Increase	Change

Total revenue	$1,928,856	$1,626,527	$302,329	18.6%
Net income (loss)	$522,532	$(1,384,391)	$1,906,923	N/A
Diluted earnings (loss) per share	$1.12	$(3.17)	$4.29	N/A
The increase in revenue for the three- and nine-month periods ended September 30, 2009 compared to the three- and nine-month periods ended September 30, 2008 was primarily due to continued growth of REVLIMID® and VIDAZA® in both U.S. and international markets. Net income and diluted earnings per share for the three- and nine-month periods ended September 30, 2009 reflect the continued growth in sales of REVLIMID® and VIDAZA®, partly offset by increased spending for new product launches, research and development and expansion of our international operations. The nine-month period ended September 30, 2008 included a $1.74 billion charge for acquired in-process research and development related to the Pharmion acquisition in March 2008.
Results of Operations:
Three-Month Periods Ended September 30, 2009 and 2008
Total Revenue: Total revenue and related percentages for the three-month periods ended September 30, 2009 and 2008 were as follows:

	Three-Month Periods Ended
	September 30,		Increase	Percent
(Amounts in thousands)	2009	2008	(Decrease)	Change

Net product sales:
REVLIMID®	$449,586	$342,620	$106,966	31.2%
THALOMID®	110,019	132,368	(22,349)	-16.9%
VIDAZA®	103,096	63,531	39,565	62.3%
ALKERAN®	—	21,802	(21,802)	-100.0%
Other	5,266	6,696	(1,430)	-21.4%

Total net product sales	$667,967	$567,017	$100,950	17.8%
Collaborative agreements and other revenue	2,381	2,402	(21)	-0.9%
Royalty revenue	24,789	23,046	1,743	7.6%

Total revenue	$695,137	$592,465	$102,672	17.3%

REVLIMID® net sales increased by $107.0 million to $449.6 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in over 70 countries and product reimbursement approvals.
THALOMID® net sales decreased by $22.3 million to $110.0 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008. The decrease was primarily due to lower unit volumes in the United States resulting from the increased use of REVLIMID®.
VIDAZA® net sales increased by $39.6 million to $103.1 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 primarily due to the December 2008 full marketing authorization granted by the European Commission, or EC, for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the IPSS, or CMML with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to WHO classification of VIDAZA®.
ALKERAN® was licensed from GSK and sold under our label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK.
Total net product sales for the three-month period ended September 30, 2009 increased by $101.0 million, or 17.8%, compared to the three-month period ended September 30, 2008. The change was comprised of net volume increases of $99.9 million and price increases of $20.1 million, partly offset by the unfavorable impact from foreign exchange of $19.0 million.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources totaled $2.4 million for the three-month periods ended September 30, 2009 and 2008. The primary source of revenues for both three-month periods was related to the sales of services through our Cellular Therapeutics subsidiary.
Royalty Revenue: Royalty revenue increased by $1.7 million to $24.8 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 primarily due to the inclusion of residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK. Royalty income also reflects amounts received from Novartis Pharma AG, or Novartis, on sales of the entire family of RITALIN® drugs and FOCALIN XR®.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, and chargebacks and distributor service fees.
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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2009 and 2008 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2009	Allowances	Discounts	Rebates	Service Fees	Total

Balance at June 30, 2009	$8,589	$4,162	$9,401	$27,035	$49,187
Allowances for sales during 2009	5,421	9,897	14,513	22,904	52,735
Credits/deductions issued for prior year sales	—	—	—	(5)	(5)
Credits/deductions issued for sales during 2009	(6,886)	(9,680)	(8,811)	(18,621)	(43,998)

Balance at September 30, 2009	$7,124	$4,379	$15,103	$31,313	$57,919

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2008	Allowances	Discounts	Rebates	Service Fees	Total

Balance at June 30, 2008	$17,949	$3,195	$23,481	$20,571	$65,196
Allowances for sales during 2008	948	9,065	9,579	22,514	42,106
Credits/deductions issued for prior year sales	(2,439)	—	(44)	(22)	(2,505)
Credits/deductions issued for sales during 2008	(686)	(9,188)	(9,319)	(22,996)	(42,189)

Balance at September 30, 2008	$15,772	$3,072	$23,697	$20,067	$62,608

A comparison of allowances for sales within each of the four categories noted above for the three-month periods ended September 30, 2009 and 2008, respectively, follows:
Returns and allowances increased by $4.5 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 primarily due to revenue increases in the 2009 period compared to the 2008 period and the favorable impact on 2008 of the completed THALOMID® centralization and rationalization programs at several major pharmacy chains.
Discounts increased by $0.8 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 primarily due to revenue increases in the United States and international markets, which offer different discount programs.
Government rebates increased by $4.9 million in the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 primarily due to increased sales of REVLIMID® in the United States and international markets.
Chargebacks and distributor service fees increased by $0.4 million in the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 primarily due to higher distributor service fees partially offset by decreased chargebacks resulting from lower volumes of products with higher chargeback rates in the 2009 period compared to the 2008 period.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended September 30, 2009 and 2008 were as follows:

	Three-Month Periods Ended
	September 30,		Increase	Percent
(Amounts in thousands)	2009	2008	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$52,058	$70,534	$(18,476)	-26.2%
Percent of net product sales	7.8%	12.4%

Research and development	$193,362	$160,911	$32,451	20.2%
Percent of total revenue	27.8%	27.2%

Selling, general and administrative	$192,512	$168,607	$23,905	14.2%
Percent of total revenue	27.7%	28.5%

Amortization of acquired intangible assets	$21,111	$32,833	$(11,722)	-35.7%
Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $18.5 million to $52.1 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 primarily due to the March 31, 2009 conclusion date of the ALKERAN® license with GSK, reducing cost of goods sold by $13.8 million compared to the three-month period ended September 30, 2008. In addition, the three-month period ended September 30, 2008 included a $7.5 million inventory step-up adjustment related to the March 7, 2008 acquisition of Pharmion. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 7.8% in the 2009 three-month period from 12.4% in the 2008 three-month period primarily due to the lack of ALKERAN® sales in the 2009 three-month period, which sales carried a higher cost to sales ratio relative to our other products, and the 2008 inventory step-up adjustment.
Research and Development: Research and development expenses increased by $32.5 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 primarily due to spending increases related to drug discovery and clinical research and development in support of multiple programs across a broad range of diseases.
The following table provides a breakdown of research and development expenses:

	Three-Month Periods Ended
	September 30,		Increase
(Amounts in thousands)	2009	2008	(Decrease)

Human pharmaceutical clinical programs	$100,497	$83,347	$17,150
Other pharmaceutical programs	66,810	53,479	13,331
Drug discovery and development	22,535	19,825	2,710
Placental stem cell and biomaterials	3,520	4,260	(740)

Total	$193,362	$160,911	$32,451

Other pharmaceutical programs for the three-month periods ended September 30, 2009 and 2008 include spending for toxicology, analytical research and development, quality and regulatory affairs.

Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and other IMiDs® compounds; VIDAZA®; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits PDE-4, which results in the inhibition of multiple proinflammatory mediators such as TNF-α and which is currently being evaluated in Phase II clinical trials in the treatment of psoriasis and psoriatic arthritis; pomalidomide and CC-11050, which are currently either being evaluated in Phase I clinical trials or for which Phase II clinical trials are planned or ongoing; our kinase and ligase inhibitor programs; as well as the placental stem cell program. During the three-month period ended September 30, 2009, REVLIMID® received additional regulatory approvals in several international markets.
Selling, General and Administrative: Selling, general and administrative expenses increased by $23.9 million to $192.5 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008. The increase was primarily due to marketing and sales related expense increases of $17.6 million and an $8.4 million increase in donations to non-profit foundations. Marketing and sales related expenses include ongoing product launch activities and the continued expansion of our international commercial activities.
Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets decreased by $11.7 million for the three-month period ended September 30, 2009 compared to the three-month period ended September 30, 2008 due to several intangible assets acquired from the Pharmion acquisition becoming fully amortized during the fourth quarter of 2008 and third quarter of 2009.
Interest and Investment Income, Net: Interest and investment income was $20.5 million for the three-month period ended September 30, 2009, representing an increase of $0.8 million from the $19.7 million recorded for the three-month period ended September 30, 2008. The increase was due to higher invested balances and realized gains on sales of securities, offset, in part, by lower yields on invested balances during the three-month period ended September 30, 2009 compared to the comparable period in 2008.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $0.3 million and $2.3 million for the three-month periods ended September 30, 2009 and 2008, respectively. The loss for the three-month period ended September 30, 2008 included an impairment charge of $1.6 million, which related to an affiliate company investee based on a decrease in fair value below our cost, along with our evaluation of several other factors affecting the investee.
Interest Expense: Interest expense was $0.5 million for each of the three-month periods ended September 30, 2009 and 2008.
Other Income, Net: Other income, net was $14.9 million and $2.5 million for the three-month periods ended September 30, 2009 and 2008, respectively. The $12.4 million increase in other income was primarily due to net gains on foreign currency forward contracts that have not been designated as hedges entered into in order to offset net foreign exchange gains and losses in addition to net realized and unrealized foreign exchange transaction gains.
Income Tax Provision: The income tax provision for the three-month period ended September 30, 2009 was $53.9 million with an effective tax rate of 19.9%, which reflects the impact from our low tax manufacturing operations and our overall global mix of income. Tax expense included the favorable impact of a shift in projected earnings between U.S. and lower foreign tax jurisdictions for the remainder of 2009. It also included a $5.4 million net tax benefit which was primarily the result of filing our 2008 income tax returns with certain items being more favorable than originally estimated, partially offset by an increase in unrecognized tax benefits related to ongoing income tax audits. The income tax provision for the three-month period ended September 30, 2008 was $42.1 million with an effective tax rate of 23.5%.

Results of Operations:
Nine-Month Periods Ended September 30, 2009 and 2008
Total Revenue: Total revenue and related percentages for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Nine-Month Periods Ended
	September 30,		Increase	Percent
(Amounts in thousands)	2009	2008	(Decrease)	Change

Net product sales:
REVLIMID®	$1,209,375	$955,226	$254,149	26.6%
THALOMID®	329,226	377,869	(48,643)	-12.9%
VIDAZA®	270,487	137,027	133,460	97.4%
ALKERAN®	20,111	57,329	(37,218)	-64.9%
Other	13,154	14,105	(951)	-6.7%

Total net product sales	$1,842,353	$1,541,556	$300,797	19.5%
Collaborative agreements and other revenue	6,979	9,960	(2,981)	-29.9%
Royalty revenue	79,524	75,011	4,513	6.0%

Total revenue	$1,928,856	$1,626,527	$302,329	18.6%

REVLIMID® net sales increased by $254.1 million to $1.209 billion for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in over 70 countries and product reimbursement approvals.
THALOMID® net sales decreased by $48.6 million to $329.2 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008. The decrease was primarily due to lower unit volumes, in the United States resulting from the increased use of REVLIMID®, partially offset by higher pricing.
VIDAZA® net sales increased by $133.5 million to $270.5 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 primarily due to the December 2008 full marketing authorization granted by the EC for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the IPSS, or CMML with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to WHO classification of VIDAZA®. The nine-month period ended September 30, 2008 only included sales subsequent to the March 7, 2008 acquisition of Pharmion.
ALKERAN® net sales decreased by $37.2 million to $20.1 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008. ALKERAN® was licensed from GSK and sold under our label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK.
Total net product sales for the nine-month period ended September 30, 2009 increased $300.8 million, or 19.5%, compared to the nine-month period ended September 30, 2008. The change was comprised of net volume increases of $301.3 million and price increases of $54.6 million, partly offset by a decrease from the impact of foreign exchange of $55.1 million.

Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources decreased by $3.0 million to $7.0 million for the nine-month period ended September 30, 2009. The decrease was primarily due to the elimination of license fees and amortization of deferred revenues related to Pharmion subsequent to the March 7, 2008 acquisition date. The primary source of revenue for the nine-month period ended September 30, 2009 was related to the sales of services through our Cellular Therapeutics subsidiary.
Royalty Revenue: Royalty revenue increased by $4.5 million to $79.5 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 due to the inclusion of residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK. Royalty income also reflects amounts received from Novartis on sales of the entire family of RITALIN® drugs and FOCALIN XR®.
Gross to net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2009	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2008	$17,799	$3,659	$10,810	$23,386	$55,654
Allowances for sales during 2009	11,516	27,740	34,293	67,630	141,179
Credits/deductions issued for prior year sales	(13,168)	(2,306)	(11,042)	(10,340)	(36,856)
Credits/deductions issued for sales during 2009	(9,023)	(24,714)	(18,958)	(49,363)	(102,058)

Balance at September 30, 2009	$7,124	$4,379	$15,103	$31,313	$57,919

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2008	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2007	$16,734	$2,895	$9,202	$8,839	$37,670
Pharmion balance at March 7, 2008	926	283	1,266	2,037	4,512
Allowances for sales during 2008	15,542	26,176	39,120	74,243	155,081
Credits/deductions issued for prior year sales	(15,257)	(2,427)	(7,951)	(4,128)	(29,763)
Credits/deductions issued for sales during 2008	(2,173)	(23,855)	(17,940)	(60,924)	(104,892)

Balance at September 30, 2008	$15,772	$3,072	$23,697	$20,067	$62,608

A comparison of allowances for sales within each of the four categories noted above for the nine-month periods ended September 30, 2009 and 2008, respectively, follows:
Returns and allowances decreased by $4.0 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 primarily due to reserve decreases resulting from the completion of an inventory centralization and rationalization initiative conducted by a major pharmacy chain during the current year as well as decreased revenue from products with a higher return rate history in the 2009 period compared to the 2008 period. In addition, the 2008 period includes an increase in THALOMID® returns resulting from the anticipated increase in use of REVLIMID® in multiple myeloma.

Discounts increased by $1.6 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 primarily due to revenue increases in the United States and international markets, which offer different discount programs.
Government rebates decreased by $4.8 million in the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 primarily due to reduced international government rebates. Certain international government rebate programs were modified from 2008 to 2009 resulting in lower rebates in the 2009 period.
Chargebacks and distributor service fees decreased by $6.6 million in the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 primarily due to reduced international chargebacks. Certain international promotional programs were modified from 2008 to 2009 resulting in lower chargebacks in the 2009 period.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Nine-Month Periods Ended
	September 30,		Increase	Percent
(Amounts in thousands)	2009	2008	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$167,259	$190,452	$(23,193)	-12.2%
Percent of net product sales	9.1%	12.4%

Research and development	$593,109	$462,650	$130,459	28.2%
Percent of total revenue	30.7%	28.4%

Selling, general and administrative	$542,264	$485,345	$56,919	11.7%
Percent of total revenue	28.1%	29.8%

Amortization of acquired intangible assets	$67,403	$77,842	$(10,439)	-13.4%

Acquired in-process research and development	$—	$1,740,000	$(1,740,000)	N/A
Cost of Goods Sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $23.2 million to $167.3 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 primarily due to the March 31, 2009 conclusion date of the ALKERAN® license with GSK, reducing cost of goods sold by $25.1 million compared to the nine-month period ended September 30, 2008. In addition, the nine-month period ended September 30, 2008 included an $18.7 million inventory step-up adjustment related to the March 7, 2008 acquisition of Pharmion compared to $0.4 million included in the nine-month period ended September 30, 2009. The impact of these reductions was partly offset by higher costs related to increased unit volume for REVLIMID® and VIDAZA®. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 9.1% in the 2009 nine-month period from 12.4% in the 2008 nine-month period primarily due to the 2009 period including only ALKERAN® sales, which sales carried a higher cost to sales ratio relative to our other products, through March 31, 2009 and the 2008 inventory step-up adjustment.

Research and Development: Research and development expenses increased by $130.5 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008, primarily due to spending increases related to drug discovery and clinical research and development in support of multiple programs across a broad range of diseases. The nine-month period ended September 30, 2009 included upfront payments of $30.0 million and $4.5 million to GlobeImmune, Inc. and Array BioPharma, Inc., respectively, related to research and development collaboration agreements. The nine-month period ended September 30, 2008 included a $45.0 million upfront payment made to Acceleron Pharma, Inc. related to a research and development collaboration agreement.
The following table provides an additional breakdown of research and development expenses:

	Nine-Month Periods Ended
	September 30,		Increase
(Amounts in thousands)	2009	2008	(Decrease)

Human pharmaceutical clinical programs	$285,944	$204,922	$81,022
Other pharmaceutical programs	235,240	192,213	43,027
Drug discovery and development	62,089	53,254	8,835
Placental stem cell and biomaterials	9,836	12,261	(2,425)

Total	$593,109	$462,650	$130,459

Other pharmaceutical programs for the nine-month period ended September 30, 2009 includes $34.5 million for the GlobeImmune, Inc. and Array BioPharma, Inc. research and development collaboration agreements noted above in addition to spending for toxicology, analytical research and development, quality and regulatory affairs. Other pharmaceutical programs for the nine-month period ended September 30, 2008 includes $45.0 million for the Acceleron Pharma, Inc. research and development collaboration agreement noted above in addition to spending for toxicology, analytical research and development, quality and regulatory affairs.
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
Selling, General and Administrative: Selling, general and administrative expenses increased by $56.9 million to $542.3 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008, primarily reflecting increases in marketing and sales related expenses of $62.2 million, which were partly offset by a $4.8 million reduction in bad debt expense and other customer account charges. Marketing and sales related expenses in the nine-month period ended September 30, 2009 included product launch activities for REVLIMID®, VIDAZA® and THALOMID® in Europe, Canada and Australia, in addition to VIDAZA® relaunch expenses in the United States upon receipt of an expanded FDA approval to reflect new overall survival data. The increase in expense also reflects the continued expansion of our international commercial activities.

Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets decreased by $10.4 million to $67.4 million for the nine-month period ended September 30, 2009 compared to the nine-month period ended September 30, 2008 primarily due to several intangible assets acquired from the Pharmion acquisition becoming fully amortized during the fourth quarter of 2008 and third quarter of 2009.
Interest and Investment Income, Net: Interest and investment income was $62.0 million for the nine-month period ended September 30, 2009, representing a decrease of $7.3 million from the $69.3 million recorded for the nine-month period ended September 30, 2008. The decrease was due primarily to reduced yields on invested balances partly offset by higher invested balances and realized gains from the sale of securities.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded losses of $0.9 million and $8.8 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The loss in the nine-month period ended September 30, 2008 included impairment charges of $6.0 million, which related to an affiliate company investee based on a decrease in fair value below our cost, along with our evaluation of several other factors affecting the investee.
Interest Expense: Interest expense was $1.5 million and $4.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The $2.5 million decrease in expense reflects the conversion of convertible debt into our common stock, which was completed in June 2008.
Other Income, Net: Other income, net was $52.7 million and $5.0 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The $47.7 million increase in other income was primarily due to net gains on foreign currency forward contracts that have not been designated as hedges entered into in order to offset net foreign exchange gains and losses in addition to net realized and unrealized foreign exchange transaction gains in 2009.
Income Tax Provision: The income tax provision for the nine-month period ended September 30, 2009 was $148.6 million with an effective tax rate of 22.1%, which reflects the impact from our low tax manufacturing operations and our overall global mix of income. In the third quarter, tax expense included the favorable impact of a shift in projected earnings between U.S. and lower foreign tax jurisdictions for the remainder of 2009. It also included a $5.4 million net tax benefit which was primarily the result of us filing our 2008 income tax returns with certain items being more favorable than originally estimated, partially offset by an increase in unrecognized tax benefits related to ongoing income tax audits. Tax expense also included a net tax benefit of $5.3 million related to the settlement of tax examinations in the first quarter. The income tax provision for the nine-month period ended September 30, 2008 was $116.1 million with an effective tax rate of negative 9.2%. The effective tax rate was impacted by non-deductible in-process research and development, or IPR&D, charges incurred in connection with the acquisition of Pharmion. The effective tax rate in 2008, excluding the impact of the IPR&D charges, was 24.6%.
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2009 and 2008 were as follows:

	Nine-Month Periods Ended
	September 30,
(Amounts in thousands)	2009	2008	Change

Net cash provided by operating activities	$589,294	$476,344	$112,950
Net cash used in investing activities	$(530,568)	$(299,504)	$(231,064)
Net cash provided by (used in) financing activities	$(15,028)	$166,391	$(181,419)
Operating Activities: Net cash provided by operating activities for the nine-month period ended September 30, 2009 increased by $112.9 million to $589.3 million as compared to the nine-month period ended September 30, 2008. The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net earnings, partially offset by the timing of receipts and payments in the ordinary course of business.

Investing Activities: Net cash used in investing activities for the nine-month period ended September 30, 2009 increased by $231.1 million to $530.6 million as compared to the nine-month period ended September 30, 2008. The 2009 investing activities are principally related to net purchases of marketable securities available for sale of $459.2 million and capital expenditures of $60.1 million, whereas in 2008 investment activities were principally related to $746.8 million of cash paid to acquire Pharmion, partially offset by net sales of marketable securities available for sale of $509.8 million.
Financing Activities: Net cash used in financing activities for the nine-month period ended September 30, 2009 was $15.0 million as compared to net cash provided by financing activities of $166.4 million for the nine-month period ended September 30, 2008. The increase in net cash used in financing activities was primarily attributable to a $149.3 million purchase of treasury shares and a decrease in the proceeds from the exercise of common stock options and warrants.
Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Cash, cash equivalents, marketable securities available for sale and working capital as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
(Amounts in thousands)	2009	2008	Increase

Cash, cash equivalents and marketable securities available for sale	$2,764,448	$2,222,091	$542,357
Working capital (1)	$2,987,389	$2,299,122	$688,267

(1)
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, Federal Deposit Insurance Corporation, or FDIC, guaranteed fixed rate corporate debt, non-U.S. government issued securities and non-U.S. government guaranteed securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The increase in cash, cash equivalents and marketable securities available for sale from December 31, 2008 to September 30, 2009 was primarily due to increased cash generated from operations and stock option activities, which more than offset the cash paid out under our share repurchase program announced in April 2009 and capital expenditures.
Accounts Receivable, Net: Accounts receivable, net increased by $94.7 million to $406.9 million as of September 30, 2009 compared to December 31, 2008 primarily due to increased sales of REVLIMID® and VIDAZA®. Days of sales outstanding at September 30, 2009 amounted to 58 days compared to 42 days at December 31, 2008. The increase was primarily due to increased international sales for which the collection period is longer than for U.S. sales. We expect this trend to continue as our international sales continue to expand.
Inventory: Inventory balances decreased by $15.1 million to $85.1 million at September 30, 2009. The decrease primarily reflected the elimination of ALKERAN® inventories resulting from the conclusion of the GSK supply agreement and reductions in THALOMID®.

Other Current Assets: Other current assets increased by $29.2 million to $219.6 million as of September 30, 2009 compared to December 31, 2008 primarily due an increase related to the fair value of foreign currency forward derivative contracts and an increase in prepaid expenses.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities decreased by $7.8 million to $466.8 million as of September 30, 2009 compared to December 31, 2008. The decrease was primarily due to the impact of changes in the fair value of foreign currency forward derivative contracts and a decrease from the payment in early 2009 of certain compensation accruals, which was partly offset by an increase in clinical trial accruals.
Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $16.8 million to $426.5 million as of September 30, 2009 compared to December 31, 2008 primarily from the current provision for income taxes of $181.8 million, mostly offset by tax payments of $69.7 million and tax benefit of stock options of $93.7 million.
We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products, capital investments and remaining purchases under the $500.0 million share repurchase program approved by the Board of Directors in April 2009. A total of 3.2 million common shares have been repurchased under the program as of September 30, 2009 at a cost of $149.4 million. However, we anticipate that existing cash, cash equivalents and marketable securities available for sale, combined with cash received from expected net product sales and royalty agreements, will provide sufficient capital resources to fund our operations for the foreseeable future.
Financial Condition
At September 30, 2009, our marketable securities available for sale consisted of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, FDIC guaranteed fixed rate corporate debt, non-U.S. government issued securities, non-U.S. government guaranteed securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency, including issues from the Federal Home Loan Bank, or FHLB, the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac. U.S. government-sponsored agency mortgage-backed securities include fixed rate asset-backed securities issued by Fannie Mae, Freddie Mac and the Government National Mortgage Association, or GNMA. FDIC guaranteed corporate debt includes obligations of bank holding companies that meet certain criteria set forth under the Temporary Liquidity Guaranty Program, or TLGP, and is unconditionally guaranteed by the FDIC.
Fannie Mae, Freddie Mac, FHLB and GNMA are regulated by the Federal Housing Finance Agency, or FHFA. Working with the Congress and the Office of the President, the U.S. Treasury and the Federal Reserve have pledged to continue to provide capital and liquidity to these U.S. government-sponsored agencies. We have not recorded any impairments against our holdings in these securities due to the support of the U.S. government of these agencies.
Non-U.S. government issued securities consist of direct obligations of highly-rated governments of nations other then the United States. Non-U.S. government guaranteed securities consist of obligations of agencies and other entities that are explicitly guaranteed by highly-rated governments of nations other then the United States. We have not recorded any impairments against our holdings in these securities due to the support of the governments of these agencies and entities.
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

As of September 30, 2009, our financial assets and liabilities were recorded at fair value. In accordance with ASC No. 825, entitled “Fair Value Measurements,” or ASC 825, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed obligations, FDIC guaranteed corporate debt, non-U.S. government issued securities, non-U.S. government guaranteed securities, forward currency contracts and warrants for the purchase of equity securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. Our Level 3 securities at September 30, 2009 consist of warrants for the purchase of equity securities in a non-publicly traded company in which we have invested and which is party to a collaboration and option agreement with us.
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
Collaboration Arrangements: We have entered into certain research and development collaboration arrangements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and /or commercial targets. See Note 15 to the Unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2009 and 2008 for a description of our collaboration agreements. Our obligation to fund these efforts is contingent upon continued involvement in the programs, the successful development of research compounds that we choose to license and/or the lack of any adverse events which could cause the discontinuance of the programs.
The table of contractual obligations in our 2008 Annual Report on Form 10-K does not include potential milestone payments totaling approximately $3.750 billion, which are either contingent on the achievement of various research, development and regulatory approval milestones (approximately $2.220 billion) or are sales-based milestones (approximately $1.530 billion). Research, development and regulatory approval milestones depend primarily upon future favorable clinical developments and regulatory agency actions, neither of which may ever occur. Sales-based milestones are contingent on generating certain levels of future sales of products. Since the achievement and timing of these milestones is neither determinable nor reasonably estimable, such contingencies have not been included in the contractual obligations table or recorded on our consolidated balance sheets.

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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At September 30, 2009, our market risk sensitive instruments consisted of marketable securities available for sale, our note payable and certain foreign currency forward contracts.
Marketable Securities Available for Sale: At September 30, 2009, our marketable securities available for sale consisted primarily of U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities, FDIC guaranteed fixed rate corporate debt, non-U.S. government issued fixed rate securities, non-U.S. government guaranteed fixed rate securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations of the issuing agency, including issues from the FHLB, Fannie Mae and Freddie Mac. U.S. government-sponsored agency mortgage-backed securities include fixed rate asset-backed securities issued by Fannie Mae, Freddie Mac and GNMA. FDIC guaranteed corporate debt includes obligations of bank holding companies that meet certain criteria set forth under the TLGP and is unconditionally guaranteed by the FDIC.
Fannie Mae, Freddie Mac, FHLB and GNMA are regulated by the FHFA. Working with the Congress and the Office of the President, the U.S. Treasury and the Federal Reserve have pledged to continue to provide capital and liquidity to these U.S. government-sponsored agencies. We have not recorded any impairment against our holdings in these securities due to the support of the U.S. government of these agencies.
Non-U.S. government issued securities consist of direct obligations of highly-rated governments of nations other then the United States. Non-U.S. government guaranteed securities consist of obligations of agencies and other entities that are explicitly guaranteed by highly-rated governments of nations other then the United States. We have not recorded impairments against our holdings in these securities due to the support of the governments of these agencies and entities.
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

As of September 30, 2009, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More Than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$407,948	$1,078,261	$79,569	$8,739	$1,574,517
Fair value	$418,646	$1,102,091	$82,294	$9,695	$1,612,726
Average interest rate	1.4%	1.4%	2.5%	3.9%	1.5%
Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried) located in Zofingen, Switzerland. At September 30, 2009, the fair value of our note payable to Siegfried approximated the carrying value of the note of $24.5 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at September 30, 2009 and December 31, 2008 had settlement dates within 27 months. These foreign currency forward contracts are designated as cash flow hedges, and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	September 30, 2009	December 31, 2008

Euro	$1,013,797	$704,198
Yen	7,456	—

Total	$1,021,253	$704,198

The notional settlement amounts of the foreign currency forward contracts outstanding as of September 30, 2009 and December 31, 2008 were $1.021 billion and $704.2 million, respectively. We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of September 30, 2009 and December 31, 2008, credit risk did not materially change the fair value of our foreign currency forward contracts.

We recognized reductions in net product sales for the settlement of certain effective cash flow hedge instruments of $11.9 million and $18.5 million for the three- and nine-month periods ended September 30, 2009, respectively, and no reductions for each of the three- and nine-month periods ended September 30, 2008. These settlements were recorded in the same period as the related forecasted sales occurred. We recognized an increase in research and development expenses for the settlement of certain effective cash flow hedge instruments of $0.5 million for the three-month period ended September 30, 2009 and a decrease in research and development expenses for the settlement of certain effective cash flow hedge instruments of $1.1 million for the nine-month period ended September 30, 2009. We recognized a decrease in research and development expenses for the settlement of certain effective cash flow hedge instruments of $1.1 million for each of the three- and nine-month periods ended September 30, 2008. These settlements were recorded in the same period as the related forecasted research and development expenses occurred. We recognized an increase in other income, net for the settlement of certain effective cash flow hedge instruments of $3.0 million for each of the three- and nine-month periods ended September 30, 2008. These settlements were recorded in the same period as the related forecasted expenses occurred. Changes in time value, which we excluded from the hedge effectiveness assessment for the three- and nine-month periods ended September 30, 2009, were included in other income, net.
We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2009 and December 31, 2008 were $674.1 million and $56.6 million, respectively.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the September 30, 2009 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $144.2 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income (loss) and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or remeasured through earnings each period along with the underlying asset or liability.
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

(b)
In January 2009, we completed the process of implementing the Oracle Enterprise Business Suite (“EBS”), including accounting modules used to perform substantially all of our accounting and financial reporting and supply chain functions. In connection with the EBS implementation, internal controls and procedures have been modified as necessary to reflect the new system environment; however, we believe our overall internal controls over financial reporting have not changed significantly as a result of the implementation. We reviewed the design of internal controls over financial reporting for each module during the course of the EBS system implementation. As we continue to modify and improve the functionality of the EBS system, there may be impacts to internal controls over financial reporting.

There have not been any changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings,” of our 2008 Annual Report on Form 10-K. There have not been any material changes since December 31, 2008 as it pertains to such legal proceedings nor have we engaged in any additional material legal proceedings.
Item 1A. Risk Factors
The risk factors included in our 2008 Annual Report on Form 10-K have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities.
The following table presents the total number of shares purchased during the quarter ended September 30, 2009, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased (1)	Share (or Unit) (1) (2)	Plans or Programs (1)	Plans or Programs (1)

July 1-July 31	0	N/A	0	$400,000,000
August 1- August 31	61,167	$52.04	61,167	$396,817,162
September 1-September 30	901,385	$51.23	901,385	$350,637,924

Total	962,552		962,552

(1)
On May 26, 2009, we entered into an agreement to purchase shares of our common stock from Morgan Stanley & Co. Inc., for an aggregate purchase price of $100.0 million, plus fees, under an Accelerated Share Repurchase, or ASR, program. On May 27, 2009, we received an initial delivery of 1.2 million shares, representing approximately 50% of the shares that could have been purchased, based on the closing price of our common stock on May 27, 2009. An additional 1.0 million shares were delivered on May 29, 2009, in accordance with the terms of the agreement. When all ASR program purchases were completed by Morgan Stanley & Co. Inc. on August 26, 2009 no additional shares were delivered. The total number of shares repurchased was determined based on the volume weighted-average-price of our stock during the term of the agreement.

(2)	The Average Price Paid per Share is based on the price paid per share in the open market and excludes any adjustments related to the ASR program.

On April 24, 2009, the Board of Directors approved a common stock share repurchase program, which was publicly announced by us on April 27, 2009. The program authorizes the purchase of up to $500.0 million (or approximately 12.5 million shares at the approval date) of our outstanding common stock, in the open market or through privately negotiated transactions, directly or through brokers or agents, and expires April 2011. All repurchases described above were made under this program.
During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CELGENE CORPORATION

DATE: October 30, 2009	By:	/s/ David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE: October 30, 2009	By:	/s/ Andre Van Hoek
Andre Van Hoek
Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101	The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.