Form 10-Q
period 2010-03-31
CELGENE CORP /DE/
filed 2010-05-03
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Yes ☐       No ☑
At April 23, 2010, 460,862,551 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

Page No.
PART I FINANCIAL INFORMATION

Item 1 Unaudited Consolidated Financial Statements

Consolidated Statements of Operations - Three-Month Periods Ended March 31, 2010 and 2009	1

Consolidated Balance Sheets - As of March 31, 2010 and December 31, 2009	2

Consolidated Statements of Cash Flows - Three-Month Periods Ended March 31, 2010 and 2009	3

Notes to Unaudited Consolidated Financial Statements	5

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3 Quantitative and Qualitative Disclosures About Market Risk	37

Item 4 Controls and Procedures	39

PART II OTHER INFORMATION

Item 1 Legal Proceedings	40

Item 1A Risk Factors	40

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3 Defaults Upon Senior Securities	53

Item 4 Submission of Matters to a Vote of Security Holders	53

Item 5 Other Information	53

Item 6 Exhibits	54

Signatures	55

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three-Month Periods Ended
	March 31,
	2010	2009

Revenue:
Net product sales	$759,411	$576,232
Collaborative agreements and other revenue	2,380	2,244
Royalty revenue	29,463	26,577

Total revenue	791,254	605,053

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	61,915	64,299
Research and development	204,657	181,248
Selling, general and administrative	207,978	173,440
Amortization of acquired intangible assets	41,593	23,625
Acquisition related charges	4,862	—

Total costs and expenses	521,005	442,612

Operating income	270,249	162,441

Other income and expense:
Interest and investment income, net	14,084	17,453
Equity in (gains) losses of affiliated companies	(741)	771
Interest expense	481	464
Other income, net	3,766	32,610

Income before income taxes	288,359	211,269

Income tax provision	53,917	48,386

Net income	$234,442	$162,883

Net income per common share:
Basic	$0.51	$0.35
Diluted	$0.50	$0.35

Weighted average shares:
Basic	459,914	459,583

Diluted	467,655	468,105

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$1,055,546	$1,102,172
Marketable securities available for sale	1,898,404	1,894,580
Accounts receivable, net of allowances of $9,677 and $10,787 at March 31, 2010 and December 31, 2009, respectively	481,072	438,617
Inventory	102,479	100,683
Deferred income taxes	70,472	49,817
Other current assets	312,066	258,935

Total current assets	3,920,039	3,844,804

Property, plant and equipment, net	303,729	297,792
Investment in affiliated companies	22,767	21,476
Intangible assets, net	853,665	349,542
Goodwill	764,622	578,116
Other assets	120,801	297,581

Total assets	$5,985,623	$5,389,311

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$66,697	$36,629
Accrued expenses	269,776	315,608
Income taxes payable	33,603	46,874
Current portion of deferred revenue	2,179	1,827
Other current liabilities	87,192	93,767

Total current liabilities	459,447	494,705

Deferred revenue, net of current portion	7,695	6,527
Non-current income taxes payable	444,597	422,358
Other non-current liabilities	309,478	71,115

Total liabilities	1,221,217	994,705

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 468,958,767 and 467,629,433 shares at March 31, 2010 and December 31, 2009, respectively	4,690	4,676
Common stock in treasury, at cost; 8,117,466 and 8,337,961 shares at March 31, 2010 and December 31, 2009, respectively	(352,981)	(362,521)
Additional paid-in capital	5,504,417	5,474,122
Accumulated deficit	(397,804)	(632,246)
Accumulated other comprehensive income (loss)	6,084	(89,425)

Total stockholders’ equity	4,764,406	4,394,606

Total liabilities and stockholders’ equity	$5,985,623	$5,389,311

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net income	$234,442	$162,883

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of long-term assets	11,951	9,521
Amortization of intangible assets	41,875	23,762
Allocation of pre-paid royalties	12,606	7,844
Provision for accounts receivable allowances	(1,265)	1,242
Deferred income taxes	(10,136)	(11,681)
Acquisition related charges	4,862	—
Share-based compensation expense	41,428	32,421
Equity in (gains) losses of affiliated companies	(741)	771
Share-based employee benefit plan expense	4,344	1,773
Unrealized change in value of foreign currency forward contracts	6,571	(15,485)
Realized gains on marketable securities available for sale	(4,962)	(4,967)
Other, net	954	1,436

Change in current assets and liabilities, excluding the effect of the acquisition:
Accounts receivable	(54,375)	(30,931)
Inventory	(233)	(2,564)
Other operating assets	14,716	(3,124)
Accounts payable and other operating liabilities	(29,908)	(18,550)
Income tax payable	10,697	(27,724)
Deferred revenue	1,824	490

Net cash provided by operating activities	284,650	127,117

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,196,864	412,606
Purchases of marketable securities available for sale	(1,200,626)	(704,613)
Payments for acquisition of business, net of cash acquired	(337,608)	—
Capital expenditures	(18,906)	(20,974)
Investment in affiliated companies	(550)	(1,064)
Purchases of investment securities	(2,725)	(750)
Other	—	3,333

Net cash used in investing activities	(363,551)	(311,462)

Cash flows from financing activities:
Net proceeds from exercise of common stock options and warrants	31,669	11,860
Excess tax benefit from share-based compensation arrangements	12,228	44,751

Net cash provided by financing activities	43,897	56,611

Effect of currency rate changes on cash and cash equivalents	(11,622)	(10,947)

Net decrease in cash and cash equivalents	(46,626)	(138,681)

Cash and cash equivalents at beginning of period	1,102,172	1,092,386

Cash and cash equivalents at end of period	$1,055,546	$953,705

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2010	2009

Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized (gain) on marketable securities available for sale	$(5,603)	$(16)

Matured shares tendered in connection with stock option exercises	$(163)	$—

Supplemental disclosure of cash flow information:

Income taxes paid	$40,525	$42,491

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
The Company’s primary commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide CelgeneTM and Thalidomide PharmionTM) and VIDAZA®. FOCALIN® is sold exclusively to Novartis Pharma AG, or Novartis. ISTODAX®, which was obtained in the acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester, was approved in November 2009 by the U.S. Food and Drug Administration, or FDA, for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy and was launched in the first quarter of the year ending December 31, 2010. The Company also derives revenues from a licensing agreement with Novartis, which entitles it to royalties on FOCALIN XR® and the entire RITALIN® family of drugs. ALKERAN® was licensed from GlaxoSmithKline, or GSK, and sold under the Celgene label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK. For the ensuing two years, the Company will continue to earn residual payments based upon GSK’s ALKERAN® revenues. The Company also derives revenues from the sale of services through its Cellular Therapeutics subsidiary and miscellaneous licensing agreements.
The accompanying unaudited consolidated financial statements have been prepared from the books and records of the Company pursuant to U.S. generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim reporting. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in complete annual financial statements have been condensed or omitted. The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated. Investments in limited partnerships and interests in which the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, or the 2009 Annual Report on Form 10-K.
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
Interim results may not be indicative of the results that may be expected for the full year. In the opinion of management, these financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim consolidated financial statements. Effective January 1, 2010, the Company changed the functional currency of Celgene International Sarl from the Euro to the US Dollar. Significant changes in economic facts and circumstances supported this change in functional currency and the change was applied on a prospective basis.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the 2009 Annual Report on Form 10-K.
New Accounting Pronouncements: In December 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” or ASU 2009-17, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. This amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and will require a company to provide additional disclosures about its involvement with variable interest entities, any significant changes in risk exposure due to that involvement and how its involvement with a variable interest entity affects the company’s financial statements. This amendment was effective for the Company beginning January 1, 2010 and had no impact on its financial statements. The Company will comply with its rules and expanded disclosure requirements for all applicable future collaboration agreements.
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
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” or ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The ASU also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, the ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. The ASU is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The section of the amendment pertaining to transfers into and out of Levels 1 and 2 was effective for the Company beginning January 1, 2010. The adoption of this section of the amendment did not have any impact on the Company’s consolidated financial statements. The section of the amendment pertaining to Level 3 measurements is effective for the Company beginning January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In February 2010, the FASB issued ASU No. 2010-10, “Amendments for Certain Investment Funds,” or ASU 2010-10, which amends certain provisions of Statement 167 (codified in ASC 810-10). The ASU defers the application of Statement 167 for a reporting enterprise’s interest in certain entities if all of the following conditions are met: (1) The entity either has all of the attributes specified in paragraphs 15-2(a)–(d) of ASC 946-10 or is an entity for which it is industry practice to apply guidance that is consistent with the measurement principles in ASC 946 (including recognizing changes in fair value currently in the statement of operations) for financial reporting purposes, (2) The reporting enterprise does not have an explicit or implicit obligation to fund losses of the entity that could potentially be significant to the entity and (3) The entity is not a securitization entity, an asset-backed financing entity, or an entity that was formerly considered a qualifying special-purpose entity. In addition, the application of Statement 167 is deferred for a reporting enterprise’s interest in an entity that is required to comply with or operate in accordance with requirements that are similar to those included in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The ASU is effective as of the beginning of the first annual period that begins after November 15, 2009, and for interim periods within that first annual period. The amendment was effective for the Company beginning January 1, 2010 and the adoption did not have any impact on the Company’s consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-17 “Milestone Method of Revenue Recognition,” or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The guidance in this ASU will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. The ASU will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company is currently evaluating the impact, if any, that the adoption of this ASU will have on its consolidated financial statements.
3. Acquisition of Gloucester Pharmaceuticals, Inc.
On January 15, 2010, Celgene acquired all of the outstanding common stock and stock options of Gloucester in a transaction accounted for under the acquisition method of accounting for business combinations, ASC No. 805 “Business Combinations,” or ASC 805. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Gloucester are recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The reported consolidated financial condition and results of operations of the Company after completion of the acquisition reflect these fair values. Gloucester’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. Gloucester’s results of operations prior to the acquisition were determined to be immaterial to the Company; therefore, proforma financial statements are not required to be presented.
The Company paid $338.9 million in cash and may make additional payments of $300.0 million in contingent regulatory milestone payments. Prior to the acquisition, Gloucester was a privately held biopharmaceutical company that acquired clinical-stage oncology drug candidates with the goal of advancing them through regulatory approval and commercialization. The Company acquired Gloucester to enhance its portfolio of therapies for patients with life-threatening illnesses worldwide.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective fair values summarized below:

January 15, 2010

Current assets	$3,132
Developed product rights	197,000
IPR&D product rights	349,000
Other noncurrent assets	54

Assets acquired	549,186
Contingent consideration	(230,201)
Net deferred taxes	(145,635)
Other liabilities assumed	(21,347)

Net assets acquired	152,003
Goodwill	186,907

Cash paid	$338,910

Assets categories acquired in the Gloucester acquisition included working capital, inventory, fixed assets, developed product right assets and in-process research and development, or IPR&D product right assets. Fair values of working capital and fixed assets were determined to approximate book values while the fair value of inventory was determined to be greater than book value.
The fair value of developed product right assets was based on expected cash flows from developed product right sales of ISTODAX® (romidepsin), a novel histone deacetylase (HDAC) inhibitor, which was approved for marketing in the United States in November 2009 by the FDA for the treatment of CTCL in patients who have received at least one prior systemic therapy. Prior to the acquisition, Gloucester was also conducting a registration trial in peripheral T-cell lymphoma, or PTCL, in the United States with an anticipated supplemental New Drug Application filing in 2010 for this indication. Fair values were derived using probability-weighted cash flows. The U.S. CTCL developed product right asset will be amortized over its economic useful life of ten years. The compassionate use right asset will be amortized evenly over the asset’s economic useful life of 1.5 years.
The fair value of IPR&D product right assets was based on expected cash flows from sales of ISTODAX® (romidepsin) for the treatment of PTCL, which had not yet achieved regulatory approval for marketing and have no future alternative use. The $349.0 million estimated fair value of IPR&D product rights was derived using probability-weighted cash flows. The fair value was based on expected cash flows from the treatment of PTCL in the United States and PTCL in the European Union, or E.U., based on key assumptions such as estimates of sales and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.
The U.S. PTCL IPR&D product right asset was assigned a value of $287.0 million based on related future net cash flows estimated using a risk-adjusted discount rate of 14.5% and an anticipated regulatory approval date in mid-2011 with market exclusivity rights expected to continue through 2017. The E.U. PTCL IPR&D product right asset was assigned a value of $62.0 million based on future net cash flows using a risk-adjusted discount rate of 14.5% and an anticipated regulatory approval date in mid-2015 with market exclusivity rights expected to continue through 2021.
The excess of purchase price over the fair value amounts preliminarily assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Company’s acquisition of Gloucester has been recorded as a noncurrent asset in its Consolidated Balance Sheet and will not be amortized, but is subject to review for impairment in accordance with ASC 350 “Goodwill and Other Intangible Assets.”

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company accounts for contingent consideration in accordance with applicable guidance provided within the business combination rules of ASC 805. As part of the Company’s consideration for the Gloucester acquisition, it is contractually obligated to pay certain consideration resulting from the outcome of future events. The Company will update its assumptions each reporting period based on new developments and record such amounts at fair value until such consideration is satisfied.
The Gloucester acquisition included two contingent considerations which would obligate the Company to make a $180.0 million cash milestone payment to the former Gloucester shareholders upon the marketing approval for the U.S. PTCL IPR&D product right asset and a $120.0 million cash milestone payment upon the marketing approval for the E.U. PTCL IPR&D product right asset.
The initial fair value of contingent considerations was $230.2 million, consisting of $156.7 million based on the $180.0 million milestone payment upon U.S. PTCL approval and $73.5 million based on the $120.0 million milestone payment upon E.U. PTCL approval. The Company determined the fair value of these obligations to pay additional milestone payments upon approvals based on a probability-weighted income approach. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a Baa rated debt yield of 6.15 percent, which the Company believes is appropriate and representative of a market participant assumption. The range of estimated milestone payments is from no payment if both products fail to gain market approval to $300.0 million if both products gain market approval. The Company classified the contingent considerations as liabilities, which were measured at fair value as of the acquisition date. Fair value is based on the future milestone payments adjusted for the probability of each payment and the time until each payment is expected to be made.
Subsequent to the acquisition date, the Company will measure the contingent consideration arrangement at fair value each period with changes in fair value recognized in operating earnings unless changes pertain to facts and circumstances that existed as of the acquisition date, in which case changes are recognized as adjustments to goodwill. Changes in fair values will reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value will only reflect the passage of time as development work towards the achievement of the milestones progresses and will be accrued based on an accretion schedule.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Earnings Per Share
Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common shares resulting from option exercises, restricted stock units, warrants and other incentives had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock are the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise.

	Three-Month Periods Ended
	March 31,
	2010	2009

Net income	$234,442	$162,883

Weighted-average shares (in thousands):
Basic	459,914	459,583
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	7,741	8,522

Diluted	467,655	468,105

Net income per share:
Basic	$0.51	$0.35
Diluted	$0.50	$0.35
The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 18,775,142 and 17,662,587 shares for the three-month periods ended March 31, 2010 and 2009, respectively.
In April 2009, the Company’s Board of Directors approved a $500.0 million common stock share repurchase program. As of March 31, 2010, an aggregate 4,314,625 shares of common stock of the Company have been repurchased under the program at a total cost of $209.5 million.
5. Comprehensive Income
The components of comprehensive income consist of net income, changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.
A summary of accumulated other comprehensive income, net of tax, is summarized as follows:

	Three-Month Periods Ended
	March 31,
	2010	2009

Net income	$234,442	$162,883

Other comprehensive income:

Marketable securities:

Net unrealized gains on marketable securities available for sale, net of tax	5,112	1,827
Reclassification adjustment for gains included in net income	(4,976)	(4,967)

Total other comprehensive gains (losses) related to marketable securities available for sale, net of tax	136	(3,140)
Net unrealized gains related to cash flow hedges, net of tax	57,003	52,759
Currency translation adjustments	38,370	(46,765)

Total other comprehensive income items	95,509	2,854

Comprehensive income	$329,951	$165,737

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and the valuation techniques the Company utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government agency and Supranational securities, global corporate debt securities and forward currency contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 assets consist of warrants for the purchase of equity securities in a non-publicly traded company in which the Company has invested and which is party to a collaboration and option agreement with the Company. The Company’s Level 3 liabilities consist of a contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$1,898,404	$380	$1,898,024	$—
Warrants	1,598	—	—	1,598
Cash equivalents	34,320	—	34,320	—
Forward currency contracts	58,519	—	58,519	—

Total assets	$1,992,841	$380	$1,990,863	$1,598

Liabilities:
Acquisition-related contingent consideration	$(235,063)	$—	$—	$(235,063)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$1,894,580	$512	$1,894,068	$—
Warrants	1,598	—	—	1,598
Cash equivalents	183,224	—	183,224	—
Forward currency contracts	7,008	—	7,008	—

Total assets	$2,086,410	$512	$2,084,300	$1,598

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
There were no security transfers between Levels I and II during the three-month period ended March 31, 2010. The following tables represent a roll-forward of the fair value of Level 3 securities (significant unobservable inputs):

	Three-Month Periods Ended March 31,
	2010	2009

Assets:
Balance at beginning of period	$1,598	$11,054
Amounts acquired or issued	—	—
Net gains (realized and unrealized)	—	—
Settlements	—	(2,736)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$1,598	$8,318

	Three-Month Periods Ended March 31,
	2010	2009

Liabilities:
Balance at beginning of period	$—	$—
Amounts acquired or issued	(230,201)	—
Net “accretion”	(4,862)	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$(235,063)	$—

7. Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts: The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2010 and December 31, 2009 had settlement dates within 24 months. These foreign currency forward contracts are designated as cash flow hedges and to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	March 31, 2010	December 31, 2009

Euro	$979,208	$1,107,340
Canadian Dollar	90,679	—

Total	$1,069,887	$1,107,340

The Company considers the impact of its own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2010 and December 31, 2009, credit risk did not materially change the fair value of the Company’s foreign currency forward contracts.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies in addition to non-functional currency denominated forecasted revenues and expenses of foreign subsidiaries where product approval has not yet occurred. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2010 and December 31, 2009 were $596.9 million and $483.2 million, respectively.
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated	Other current assets	$42,432	Other current assets	$7,471
as hedging instruments*	Other current liabilities	2,017	Other current liabilities	2,642
	Other non-current assets	23,475	Other non-current assets	410

Foreign currency forward contracts not designated	Other current assets	4,376	Other current assets	583
as hedging instruments	Other current liabilities	2,034	Other current liabilities	9,805
	Other non-current assets	5,096	Other non-current assets	—

Total		$79,430		$20,911

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated	Other current assets	$25,403	Other current assets	$21,346
as hedging instruments*	Other current liabilities	—	Other current liabilities	14,591
	Other non-current assets	11,645	Other non-current assets	—
	Other non-current liabilities	28	Other non-current liabilities	89

Foreign currency forward contracts not designated	Other current assets	6,593	Other current assets	547
as hedging instruments	Other current liabilities	75	Other current liabilities	164

Total		$43,744		$36,737

*	Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations for the three-month periods ended March 31, 2010 and 2009, respectively:

March 31, 2010
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
					Recognized in	Recognized in
			Location of	Amount of	Income on	Income on
	Amount of		Gain/(Loss)	Gain/(Loss)	Derivative	Derivative
	Gain/(Loss)		Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
	Recognized in OCI		Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
	on Derivative		into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$57,213	(1)	Net product sales	$213	Other income, net	$(1,422	)(2)
			Research and development	$(3)

(1)	Gains of $37,855 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)
The amount of net losses recognized in income represents $179 in gains related to the ineffective portion of the hedging relationships and $1,601 of losses related to amounts excluded from the assessment of hedge effectiveness.

March 31, 2009
				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
		Location of	Amount of	Recognized in	Recognized in
	Amount of	Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)	Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI	Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative	into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$53,025	Net product sales	$(750)	Other income, net	$(4,610	)(1)
		Research and development	$1,016

(1)	Hedge ineffectiveness was insignificant and included with the amount excluded from effectiveness testing.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the three-month periods ended March 31, 2010 and 2009:

		Amount of Gain/(Loss) Recognized in
	Location of Gain/(Loss)	Income on Derivative
	Recognized in Income	March 31,
Instrument	on Derivative	2010	2009

Foreign currency forward contracts	Other income, net	$18,512	$15,948
8. Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $712.1 million and $860.9 million at March 31, 2010 and December 31, 2009, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2010 and December 31, 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost	Gain	Loss	Value

U.S. Treasury securities	$433,134	$232	$(786)	$432,580
U.S. government-sponsored agency securities	707,909	1,387	(659)	708,637
U.S. government-sponsored agency MBS	495,394	1,657	(1,228)	495,823
Non-U.S. government agency and Supranational securities	128,165	381	(69)	128,477
Corporate debt — global (43% AAA/Aaa rated)	132,494	219	(206)	132,507
Marketable equity securities	407	—	(27)	380

Total available-for-sale marketable securities	$1,897,503	$3,876	$(2,975)	$1,898,404

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gain	Loss	Value

U.S. Treasury securities	$502,112	$244	$(1,573)	$500,783
U.S. government-sponsored agency securities	523,241	1,743	(1,383)	523,601
U.S. government-sponsored agency MBS	654,251	3,317	(2,034)	655,534
Non-U.S. government agency and Supranational securities	176,846	484	(448)	176,882
Corporate debt — global (100% AAA/Aaa rated)	37,437	15	(184)	37,268
Marketable equity securities	407	105	—	512

Total available-for-sale marketable securities	$1,894,294	$5,908	$(5,622)	$1,894,580

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by US Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, includes mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other then the United States. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at March 31, 2010 and December 31, 2009.
Duration periods of available-for-sale debt securities were as follows at March 31, 2010:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$810,983	$811,944
Duration of one through three years	1,031,791	1,031,938
Duration of three through five years	43,940	43,890
Duration of over five years	10,382	10,252

Total	$1,897,096	$1,898,024

9. Inventory
A summary of inventories by major category at March 31, 2010 and December 31, 2009 follows:

	March 31,	December 31,
	2010	2009

Raw materials	$24,089	$26,345
Work in process	62,983	41,282
Finished goods	15,407	33,056

Total	$102,479	$100,683

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

	March 31,	December 31,
Investment in Affiliated Companies	2010	2009

Investment in affiliated companies (1)	$20,487	$18,810
Excess of investment over share of equity (2)	2,280	2,666

Investment in affiliated companies	$22,767	$21,476

	Three-Month Periods Ended
	March 31,
Equity in Losses of Affiliated Companies	2010	2009

Affiliated companies (gains) losses (1)	$(741)	$771

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill.
Additional equity method investments totaling $0.5 million were made during the three-month period ended March 31, 2010.
11. Intangible Assets and Goodwill
Intangible Assets: The Company’s intangible assets consist of developed product rights from the Pharmion Corporation, or Pharmion, and Gloucester acquisitions, IPR&D product rights from the Gloucester acquisition, contract-based licenses, technology and other. Remaining amortization periods related to these intangibles range from two to ten years. The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
March 31, 2010	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$727,000	$(227,327)	$499,673	5.6
License	4,250	(1,306)	2,944	13.8
Technology and other	3,092	(1,044)	2,048	4.4

	734,342	(229,677)	504,665	5.6

Nonamortized intangible assets:
Acquired IPR&D product rights	349,000	—	349,000

Total intangible assets	$1,083,342	$(229,677)	$853,665

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2009	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$530,000	$(185,733)	$344,267	6.5
License	4,250	(1,229)	3,021	13.8
Technology and other	3,098	(844)	2,254	4.4

Total intangible assets	$537,348	$(187,806)	$349,542	6.5

The increase in gross carrying value of intangibles at March 31, 2010 compared to December 31, 2009 was primarily due to the acquisition of Gloucester, which resulted in a $546.0 million increase in developed and IPR&D product rights.
Amortization of intangible assets was $41.9 million and $23.8 million for the three-month periods ended March 31, 2010 and 2009, respectively. The increase in amortization expense in 2010 compared to 2009 was primarily due to an acceleration of amortization related to the VIDAZA® intangible, which reflects an updated forecast related to VIDAZA® and the initiation of amortization related to the Gloucester intangibles. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is now estimated to be approximately $182.9 million for 2010, $197.3 million for the year ending December 31, 2011 and $51.9 million for each of the years ending December 31, 2012 through 2014.
Goodwill: At March 31, 2010, the Company’s goodwill related to the January 2010 acquisition of Gloucester, the March 2008 acquisition of Pharmion and the October 2004 acquisition of Penn T Limited. The goodwill related to the Gloucester acquisition reflects the preliminary purchase price allocation of the Gloucester purchase price.
The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2009	$578,116
Acquisition of Gloucester	186,907
Tax benefit on the exercise of Pharmion converted stock options	(401)

Balance at March 31, 2010	$764,622

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Share-Based Compensation
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three-month periods ended March 31, 2010 and 2009:

	Three-Month Periods Ended
	March 31,
	2010	2009

Cost of good sold	$1,520	$971
Research and development	19,129	14,699
Selling, general and administrative	19,931	16,854

Total share-based compensation expense	$40,580	$32,524

Share-based compensation cost included in inventory was $2.2 million at March 31, 2010 and $1.9 million at December 31, 2009.
Stock Options: The weighted-average grant date fair value of the stock options granted during the three-month periods ended March 31, 2010 and 2009 was $19.28 per share and $23.85 per share, respectively. The $4.57 decrease from March 31, 2009 to March 31, 2010 reflects the decrease in stock price volatility between the two periods. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the three-month period ended March 31, 2010 compared to those disclosed for the year ended December 31, 2009 in Note 15 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K.
Stock option transactions for the three-month period ended March 31, 2010 under all plans are as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	Per Option	Term (Years)	Value

Outstanding at December 31, 2009	37,450,036	$44.63	7.0	$516,856
Changes during the period:
Granted	2,329,235	57.32
Exercised	(1,326,371)	24.07
Forfeited	(157,811)	54.15
Expired	(39,787)	37.16

Outstanding at March 31, 2010	38,255,302	$46.09	6.8	$651,186

Vested at March 31, 2010 or expected to vest in the future	37,621,586	$45.95	6.8	$645,674

Vested at March 31, 2010	19,220,556	$36.67	5.0	$500,702
The total fair value of shares vested during the three-month periods ended March 31, 2010 and 2009 were $5.5 million and $4.1 million, respectively. The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2010 and 2009 was $25.8 million and $28.9 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of March 31, 2010, there was $303.7 million of unrecognized compensation expense related to the Company’s stock option plan. These costs will be recognized over an expected remaining weighted-average period of 2.4 years.
Restricted Stock Units: Equity awards may, at the option of employee participants, be divided between stock options and restricted stock units, or RSUs, based on a two-thirds and one-third mix, respectively, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding the Company’s RSUs during the three-month period ended March 31, 2010 is as follows:

		Weighted
		Average
	Share	Grant Date
Nonvested RSUs	Equivalent	Fair Value

Nonvested at December 31, 2009	502,440	$40.41
Changes during the period:
Granted	30,141	57.94
Vested	(2,055)	44.94
Forfeited	(5,575)	39.01

Nonvested at March 31, 2010	524,951	$41.42

A total of 2,055 RSUs vested during the three-month period ended March 31, 2010. The Company expects to primarily utilize newly issued shares to satisfy the vesting of RSUs.
As of March 31, 2010, there was $14.6 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 2.1 years. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.
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
The Company’s U.S. federal income tax returns have been audited by the Internal Revenue Service, or the IRS, through the year ended December 31, 2005. Tax returns for the years ended December 31, 2006, 2007, and 2008 are currently under examination by the IRS. The Company is also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where the Company has operations.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and potential penalties related to uncertain tax positions as part of its provision for income taxes. The Company believes that it is reasonably possible that unrecognized tax benefits, as of March 31, 2010, could decrease by approximately $27.8 million over the next 12 months related to the settlement of routine examinations or through the expiration of the statute of limitations. Increases to the amount of unrecognized tax benefits from January 1, 2010 of approximately $22.2 million relate primarily to current year operations. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.
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
14. Collaboration Agreements
Novartis Pharma AG: The Company entered into an agreement with Novartis in which the Company granted to Novartis an exclusive worldwide license (excluding Canada) to develop and market FOCALIN® (d-methylphenidate, or d — MPH) and FOCALIN XR®, the long-acting drug formulation for attention deficit disorder, or ADD, and attention deficit hyperactivity disorder, or ADHD. The Company has retained the exclusive commercial rights to FOCALIN® and FOCALIN XR® for oncology-related disorders, such as chronic fatigue associated with chemotherapy. The Company also granted Novartis rights to all of its related intellectual property and patents, including formulations of the currently marketed RITALIN LA®. Under the agreement, the Company is entitled to receive up to $100.0 million in upfront and regulatory achievement milestone payments. To date, the Company has received upfront and regulatory achievement milestone payments totaling $55.0 million. The Company also sells FOCALIN® to Novartis and currently receives royalties of between 35% and 30% on sales of all of Novartis’ FOCALIN XR® and RITALIN® family of ADHD-related products.
The agreement will continue until the later of (i) the tenth anniversary of the first commercial launch on a country by country basis or (ii) when the last applicable patent expires with respect to that country. At the expiration date, the Company shall grant Novartis a perpetual, non-exclusive, royalty-free license to make, have made, use, import and sell the d-MPH and Ritalin® under its technology.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to its expiration as described above, the agreement may be terminated by:
(i)	Novartis at their sole discretion, effective 12 months after written notice to the Company, or
(ii)	by:
a.	either party if the other party materially breaches any of its material obligations under the agreement,
b.	the Company if Novartis fails to pay amounts due under the agreement two or more times in a 12-month period,
c.	either party, on a product-by-product and country-by-country basis, in the event of withdrawal of the d-MPH Product or Ritalin® Product from the market because of regulatory mandate,
d.	either party if the other party files for bankruptcy.
If the agreement is terminated by the Company then all licenses granted to Novartis under the agreement will terminate and Novartis will also grant the Company a non-exclusive license to certain of their intellectual property related to the compounds and products.
If the agreement is terminated by Novartis then all licenses granted to Novartis under the agreement will terminate.
If the agreement is terminated by Novartis because of a material breach by the Company, then Novartis can make a claim for damages against the Company and the Company shall grant Novartis a perpetual, non-exclusive, royalty-free license to make, have made, use, import and sell d-MPH and Ritalin® under the Company’s technology.
When generic versions of long-acting methylphenidate hydrochloride and dexmethylphenidate hydrochloride enter the market, the Company expects Novartis’ sales of Ritalin LA® and Focalin XR® products to decrease and therefore its royalties under this agreement to also decrease.
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
Prior to its expiration as described above, the agreement may be terminated by:
(i)	the Company at its sole discretion, or
(ii)	either party if the other party:
a.	materially breaches any of its material obligations under the agreement, or
b.	files for bankruptcy.

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
PTC Therapeutics, Inc.: In September 2007, the Company invested $20.0 million, of which $1.1 million represented research and development expense, in Series F-2 Convertible Preferred Stock of PTC Therapeutics, Inc., or PTC, and in December 2009, the Company invested an additional $1.5 million in Series G Convertible Preferred Stock of PTC. In September 2007, the Company also entered into a separate research and option agreement whereby PTC would perform discovery research activities. Under the agreement, both parties could subsequently agree to advance research on certain discovery targets and enter into a separate pre-negotiated collaboration and license agreement which would replace the original research and option agreement.
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
Prior to its expiration as described above, the agreement may be terminated by:
(i)	the Company at its sole discretion following the first anniversary of the agreement, or
(ii)	either party if the other party:
a.	materially breaches any of its material obligations under the agreement, or
b.	files for bankruptcy.
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
Acceleron Pharma: The Company has a worldwide strategic collaboration with Acceleron Pharma, or Acceleron, for the joint development and commercialization of ACE-011, currently being studied for treatment of chemotherapy-induced anemia, metastatic bone disease and renal anemia. The collaboration combines both companies’ resources and commitment to developing products for the treatment of cancer and cancer-related bone loss. The agreement also includes an option for certain discovery stage programs. Under the terms of the agreement, the Company and Acceleron will jointly develop, manufacture and commercialize Acceleron’s products for bone loss. The Company made an upfront payment to Acceleron in February 2008 of $50.0 million, which included a $5.0 million equity investment in Acceleron, with the remainder recorded as research and development expense. In addition, in the event of an initial public offering of Acceleron, the Company will purchase a minimum of $7.0 million of Acceleron common stock.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Prior to its expiration as described above, the agreement may be terminated by:
(i)	the Company at its sole discretion, or
(ii)	either party if the other party:
a.	materially breaches any of its material obligations under the agreement, or
b.	files for bankruptcy.
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
Cabrellis Pharmaceuticals Corp.: The Company, as a result of its acquisition of Pharmion, obtained an exclusive license to develop and commercialize amrubicin in North America and Europe pursuant to a license agreement with Dainippon Sumitomo Pharma Co. Ltd, or DSP. Pursuant to Pharmion’s acquisition of Cabrellis Pharmaceutics Corp., or Cabrellis, prior to the Company’s acquisition of Pharmion, the Company will pay $12.5 million for each approval of amrubicin in an initial indication by regulatory authorities in the United States and the E.U. to the former shareholders of Cabrellis. Upon approval of amrubicin for a second indication in the United States or the E.U., the Company will pay an additional $10.0 million for each market to the former shareholders of Cabrellis. Under the terms of the license agreement for amrubicin, the Company is required to make milestone payments of $7.0 million and $1.0 million to DSP upon regulatory approval of amrubicin in the United States and upon receipt of the first approval in the E.U., respectively, and up to $17.5 million upon achieving certain annual sales levels in the United States. Pursuant to the supply agreement for amrubicin, the Company is to pay DSP a semiannual supply price calculated as a percentage of net sales for a period of ten years. In September 2008, amrubicin was granted fast-track product designation by the FDA for the treatment of small cell lung cancer after first-line chemotherapy.
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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Prior to its expiration as described above, the amrubicin license may be terminated by:
(i)	the Company at its sole discretion,
(ii)	either party if the other party:
a.	materially breaches any of its material obligations under the agreement, or
b.	files for bankruptcy,
(iii)	DSP if the Company takes any action to challenge the title or validity of the patents owned by DSP, or
(iv)	DSP in the event of a change in control of the Company.
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
The Company’s options with respect to the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs will terminate if the Company does not exercise its respective options after delivery of certain reports from GlobeImmune on the completed clinical trials with respect to each drug candidate program, as set forth in the initial development plan specified in the agreement. If the Company does not exercise its options with respect to any drug candidate program or future program, the Company’s option with respect to the oncology products resulting from future programs controlled by GlobeImmune will terminate three years after the last of the options with respect to the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs terminates. Upon exercise of a Company option, the agreement will continue until the Company has satisfied all royalty payment obligations to GlobeImmune. Upon the expiration of the agreement, on a product by product, country by country basis, GlobeImmune will grant the Company an exclusive, fully paid-up, royalty-free, perpetual license to use certain intellectual properties of GlobeImmune to market and sell the compounds and products developed under the agreement. The agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its royalty payment obligation with respect to each product in each country.
Prior to its expiration as described above, the agreement may be terminated by:
(i)	the Company at its sole discretion, or
(ii)	either party if the other party:
a.	materially breaches any of its material obligations under the agreement, or
b.	files for bankruptcy.

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
15. Commitments and contingencies
Collaboration Arrangements: The Company has entered into certain research and development collaboration agreements, as identified in Note 14, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s consolidated balance sheets at March 31, 2010 or December 31, 2009.
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
16. Subsequent Events
The Company’s management has evaluated its subsequent events for disclosure in these interim consolidated financial statements and has identified the following events:
On April 14, 2010, the Company and Agios Pharmaceuticals Inc., or Agios, entered into a pre-negotiated collaboration and licensing agreement focused on targeting cancer metabolism. Under terms of the agreement, the Company will pay Agios an aggregate $130.0 million, consisting of a $121.2 million non-refundable upfront payment which will be expensed by the Company to research and development in the second quarter of 2010 and an estimated $8.8 million equity investment in Agios Series B Convertible Preferred Stock. The Company receives an initial period of exclusivity during which it has the option to develop any drugs resulting from the Agios cancer metabolism research platform and may extend this exclusivity period through additional funding. The Company has an exclusive option to license any resulting clinical candidates and will lead and fund global development and commercialization of licensed programs. On each program, Agios may receive up to $120 million in milestones as well as royalties on sales, and may also participate in the development and commercialization of certain products in the United States.
On April 29, 2010, the Company announced its senior management succession plan. As of the Company’s annual meeting, scheduled on June 16, 2010, Dr. Sol J. Barer currently Chairman of the Board of Directors and Chief Executive Officer, will be appointed Executive Chairman of the Board of Directors through December 31, 2010 and Robert J. Hugin, currently President and Chief Operating Officer, will be appointed Chief Executive Officer of the Company. Effective January 1, 2011, Dr. Barer will be named Non-Executive Chairman and will continue with the Company in a consulting capacity until December 31, 2012.

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
Our primary commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide CelgeneTM and Thalidomide PharmionTM)and VIDAZA®.
REVLIMID® is an oral immunomodulatory drug marketed in the United States, Europe and Asia / Pacific for patients with multiple myeloma who have received at least one prior therapy and in the United States, Canada and certain countries in Latin America for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is licensed from Pfizer, and is marketed in the United States for the treatment of all subtypes of MDS and was granted orphan drug designation for the treatment of MDS through May 2011. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network, or NCCN. In Europe, VIDAZA® is marketed for the treatment of certain qualified adult patients and was granted orphan drug designation for the treatment of MDS and acute myeloid leukemia, or AML, in the European Union, or E.U., expiring December 2018. FOCALIN® is approved for the treatment of attention deficit hyperactivity disorder, or ADHD and is sold exclusively to Novartis Pharma AG, or Novartis. ISTODAX® (romidepsin) was obtained in the acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester, and was approved in November 2009 by the U.S. Food and Drug Administration, or FDA, for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy. Additionally, ISTODAX® has received both orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, which includes CTCL and peripheral T-cell lymphoma, or PTCL, and fast-track status in PTCL from the FDA. The European Agency for the Evaluation of Medicinal Products, or EMEA, has granted orphan status designation for ISTODAX® for the treatment of both CTCL and PTCL. ISTODAX® was launched in the United States in the first quarter of 2010.
Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, residual payments from GlaxoSmithKline, or GSK, based upon GSK’s ALKERAN® revenues through the end of March 2011, sale of services through our Cellular Therapeutics subsidiary and miscellaneous licensing agreements.
We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties, in addition to our leading oral anti-inflammatory agents and cell products. We believe that continued acceptance of our primary commercial stage products, depth of our product pipeline, regulatory approvals of both new products and expanded use of existing products provide the catalysts for future growth. See also Risk Factors contained in Part I, Item 1A of this Quarterly Report on Form 10-Q.

The following table summarizes total revenue and earnings for the three-month periods ended March 31, 2010 and 2009:

	Three-Month Periods Ended
	March 31,			Percent
(Amounts in thousands, except earnings per share)	2010	2009	Increase	Change

Total revenue	$791,254	$605,053	$186,201	30.8%
Net income	$234,442	$162,883	$71,559	43.9%
Diluted earnings per share	$0.50	$0.35	$0.15	42.9%
The increase in revenue for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 was primarily due to continued growth of REVLIMID® and VIDAZA® in both U.S. and international markets. Net income and diluted earnings per share for the three-month period ended March 31, 2010 reflect the continued growth in sales, partly offset by increased spending for new product launches, research and development activities and expansion of our international operations.
Results of Operations:
Three-Month Periods Ended March 31, 2010 and 2009
Total Revenue: Total revenue and related percentages for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three-Month Periods Ended
	March 31,		Increase	Percent
(Amounts in thousands)	2010	2009	(Decrease)	Change

Net product sales:
REVLIMID®	$530,466	$362,516	$167,950	46.3%
THALOMID®	104,017	113,964	(9,947)	-8.7%
VIDAZA®	120,345	75,382	44,963	59.6%
Other	4,583	24,370	(19,787)	-81.2%

Total net product sales	$759,411	$576,232	$183,179	31.8%
Collaborative agreements and other revenue	2,380	2,244	136	6.1%
Royalty revenue	29,463	26,577	2,886	10.9%

Total revenue	$791,254	$605,053	$186,201	30.8%

REVLIMID® net sales increased by $168.0 million to $530.5 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in over 65 countries in addition to product reimbursement approvals.

THALOMID® net sales decreased by $9.9 million to $104.0 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009. The decrease was primarily due to lower unit volumes and an increase in sales adjustments in the United States, partly resulting from an increase in Medicaid rebate rates and the expanded use of REVLIMID®.
VIDAZA® net sales increased by $45.0 million to $120.3 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to increased sales in international markets resulting from the completion of product launches in key European regions during the latter part of 2009.
The “other” category for the three-month period ended March 31, 2010 includes sales of FOCALIN®, ISTODAX® and former Pharmion products to be divested. The “other” category for the three-month period ended March 31, 2009 included $19.9 million in sales of ALKERAN®, which was licensed from GSK and sold under our label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK, in addition to sales of FOCALIN® and former Pharmion products to be divested.
Total net product sales for the three-month period ended March 31, 2010 increased by $183.2 million, or 31.8%, to $759.4 million compared to the three-month period ended March 31, 2009. The change was comprised of net volume increases of $132.8 million, price increases of $27.8 million and the favorable impact from foreign exchange of $22.6 million.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources increased by $0.1 million to $2.4 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009. Revenues for both three-month periods included the sales of services through our Cellular Therapeutics subsidiary and income from miscellaneous licensing agreements.
Royalty Revenue: Royalty revenue increased by $2.9 million to $29.5 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK. Royalty income also reflects amounts received from Novartis on sales of the entire family of RITALIN® drugs and FOCALIN XR®.
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
Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Recently passed U.S. healthcare reform legislation negatively impacted first quarter 2010 revenues by approximately $4.0 million. We expect that full year 2010 revenues will be negatively impacted by U.S. healthcare reform legislation by approximately $35-$40 million. The primary components of the legislation that are expected to impact our business during 2010 include an increase in the Medicaid rebate from 15.1% to 23.1% and an extension of that rebate to Medicaid Managed Care Organizations. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules, and accordingly, the rebate accruals are determined primarily on estimated eligible sales.
Chargebacks accruals are based on the differentials between product acquisition prices paid by wholesalers and lower government contract pricing paid by eligible customers covered under federally qualified programs. Distributor service fee accruals are based on contractual fees to be paid to the wholesale distributor for services provided. TRICARE is a health care program of the U.S. Department of Defense Military Health System that provides civilian health benefits for military personnel, military retirees and their dependents. TRICARE rebate accruals are based on estimated Department of Defense eligible sales multiplied by the TRICARE rebate formula.
See Critical Accounting Estimates and Significant Accounting Policies for further discussion of gross to net sales accruals.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2010	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2009	$7,360	$3,598	$18,111	$29,241	$58,310
Allowances for sales during 2010	6,036	10,878	17,160	27,270	61,344
Credits/deductions issued for prior year sales	(2,579)	(937)	(7,894)	(11,105)	(22,515)
Credits/deductions issued for sales during 2010	(803)	(9,432)	(5,335)	(12,964)	(28,534)

Balance at March 31, 2010	$10,014	$4,107	$22,042	$32,442	$68,605

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2009	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2008	$17,799	$3,659	$10,810	$23,386	$55,654
Allowances for sales during 2009	1,269	8,278	8,815	22,319	40,681
Credits/deductions issued for prior year sales	(5,828)	(2,177)	(9,349)	(7,646)	(25,000)
Credits/deductions issued for sales during 2009	(2)	(4,281)	(1,345)	(8,087)	(13,715)

Balance at March 31, 2009	$13,238	$5,479	$8,931	$29,972	$57,620

A comparison of allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2010 and 2009, respectively, follows:
Returns and allowances increased by $4.8 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to revenue increases in the 2010 three-month period compared to the 2009 three-month period and an approximate $1.8 million anticipated unfavorable impact from a change in the distribution model in one of our international markets. In addition, the 2009 three-month period included a $1.3 favorable adjustment which was not repeated in the 2010 three-month period.
Discounts increased by $2.6 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to revenue increases in the United States and international markets, both of which offer different discount programs.
Government rebates increased by $8.3 million in the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to reimbursement approvals in new markets as well as an increase in Medicaid rebate rates resulting from the Patient Protection and Affordable Care Act, or the Health Care Reform Act, enacted on March 23, 2010.
Chargebacks and distributor service fees increased by $5.0 million in the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to higher distributor service fees partially offset by decreased chargebacks resulting from lower volumes of products with higher chargeback rates in the 2010 three-month period compared to the 2009 three-month period.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three-Month Periods Ended
	March 31,		Increase	Percent
(Amounts in thousands)	2010	2009	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$61,915	$64,299	$(2,384)	-3.7%
Percent of net product sales	8.2%	11.2%

Research and development	$204,657	$181,248	$23,409	12.9%
Percent of total revenue	25.9%	30.0%

Selling, general and administrative	$207,978	$173,440	$34,538	19.9%
Percent of total revenue	26.3%	28.7%

Amortization of acquired intangible assets	$41,593	$23,625	$17,968	76.1%

Acquisition related charges	$4,862	$—	$4,862	N/A
Cost of Goods Sold (excluding amortization of acquired intangible assets)): Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $2.4 million to $61.9 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to the March 31, 2009 conclusion date of the ALKERAN® license with GSK, reducing cost of goods sold by $15.8 million compared to the three-month period ended March 31, 2009. As a percent of net product sales, cost of goods sold (excluding amortization expense) decreased to 8.2% in the 2010 three-month period from 11.2% in the 2009 three-month period primarily due to the lack of ALKERAN® sales in the 2010 three-month period, which sales carried a higher cost-to-sales ratio relative to our other products. Excluding ALKERAN® in the three-month period ended March 31, 2009, the percent of net product sales would have been 8.7%.
Research and Development: Research and development expenses increased by $23.4 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to spending increases in support of multiple programs across a broad range of diseases.
The following table provides a breakdown of research and development expenses:

	Three-Month Periods Ended
	March 31,
(Amounts in thousands)	2010	2009	Increase

Human pharmaceutical clinical programs	$100,418	$94,715	$5,703
Other pharmaceutical programs (1)	73,057	64,584	8,473
Drug discovery and development	26,242	18,605	7,637
Placental stem cell	4,940	3,344	1,596

Total	$204,657	$181,248	$23,409

(1)	Other pharmaceutical programs include spending for toxicology, analytical research and development, quality and regulatory affairs.

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
Selling, General and Administrative: Selling, general and administrative expenses increased by $34.5 million to $208.0 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009. The increase was partly due to a $15.2 million increase in marketing and sales related expenses, which include ongoing product launch activities of VIDAZA® in Europe in addition to the continued expansion of our international commercial activities. The remaining $19.3 million increase reflects the costs related to the expansion of our infrastructure, including additional headcount and facilities costs.
Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets increased by $18.0 million to $41.6 million for the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009 primarily due to a reduction in the amortizable life of the VIDAZA® intangible asset resulting from the Pharmion acquisition and the amortization of intangible assets resulting from the January 2010 acquisition of Gloucester.
Acquisition Related Charges: Acquisition related charges represents an accretion of the contingent consideration related to the acquisition of Gloucester. If all milestones are achieved, the total amount to be accreted through 2015 would be $69.8 million.
Interest and Investment Income, Net: Interest and investment income was $14.1 million for the three-month period ended March 31, 2010, representing a decrease of $3.4 million from the $17.5 million recorded for the three-month period ended March 31, 2009. The decrease was primarily due to lower yields on investments, partly offset by higher invested balances
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded a gain of $0.7 million for the three-month period ended March 31, 2010 compared to a loss of $0.8 million for the three-month period ended March 31, 2009. The gain in the current three-month period was primarily due to an increase in the fair value of investments held by one of the entities in which we have invested.
Interest Expense: Interest expense was $0.5 million for each of the three-month periods ended March 31, 2010 and 2009.
Other Income, Net: Other income, net was $3.8 million and $32.6 million for the three-month periods ended March 31, 2010 and 2009, respectively. The $28.8 million decrease in other income was due to a decrease in net gains on foreign currency forward contracts recorded in the first quarter of 2009 that have not been designated as hedges entered into in order to offset net foreign exchange gains and losses, partly offset by net realized and unrealized foreign exchange transaction gains.
Income Tax Provision: The income tax provision for the three-month period ended March 31, 2010 was $53.9 million with an effective tax rate of 18.7%, which reflects the impact from our low tax manufacturing operations and our overall global mix of income. Tax expense included the favorable impact of a shift in projected earnings between U.S. and lower foreign tax jurisdictions. The income tax provision for the three-month period ended March 31, 2009 was $48.4 million with an effective tax rate of 22.9%. Tax expense in 2009 included a net tax benefit of $5.3 million related to the settlement of tax examinations.

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2010 and 2009 were as follows:

	Three-Month Periods Ended
	March 31,
(Amounts in thousands)	2010	2009	Change

Net cash provided by operating activities	$284,650	$127,117	$157,533
Net cash used in investing activities	$(363,551)	$(311,462)	$(52,089)
Net cash provided by financing activities	$43,897	$56,611	$(12,714)
Operating Activities: Net cash provided by operating activities for the three-month period ended March 31, 2010 increased by $157.5 million to $284.7 million as compared to the three-month period ended March 31, 2009. The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net earnings, partially offset by the timing of receipts and payments in the ordinary course of business.
Investing Activities: Net cash used in investing activities for the three-month period ended March 31, 2010 increased by $52.1 million to $363.6 million as compared to the three-month period ended March 31, 2009. The 2010 investing activities are principally related to net cash used in the acquisition of Gloucester of $337.6 million partly offset by a reduction of net purchases of marketable securities available for sale to close to zero in 2010 from $292.0 million of net purchases in 2009.
Financing Activities: Net cash provided by financing activities for the three-month period ended March 31, 2010 was $43.9 million as compared to net cash provided by financing activities of $56.6 million for the three-month period ended March 31, 2009. The decrease in net cash provided by financing activities was attributable to a reduction in excess tax benefits from share-based compensation arrangements partly offset by an increase in net proceeds from exercise of common stock and warrants.
Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Cash, cash equivalents, marketable securities available for sale and working capital as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,	Increase
(Amounts in thousands)	2010	2009	(Decrease)

Cash, cash equivalents and marketable securities available for sale	$2,953,950	$2,996,752	$(42,802)
Working capital (1)	$3,392,299	$3,302,109	$90,190

(1)
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities Available for Sale: : We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The decrease in cash, cash equivalents and marketable securities available for sale at March 31, 2010 compared to December 31, 2009 was primarily due to the $338.9 million cash payment made for the Gloucester acquisition, partly offset by increased cash from operations.

Accounts Receivable, Net: Accounts receivable, net increased by $42.4 million to $481.1 million as of March 31, 2010 compared to December 31, 2009 primarily due to increased sales of REVLIMID® and VIDAZA®. Days of sales outstanding at both March 31, 2010 and December 31, 2009 amounted to 56 days and reflects the impact of a high level of international sales for which the collection period is longer than for U.S. sales. We expect this trend to continue as our international sales continue to expand.
Inventory: Inventory balances increased by $1.8 million to $102.5 million at March 31, 2010 compared to December 31, 2009, reflecting slight increases in levels of THALOMID® and REVLIMID® inventories.
Other Current Assets: Other current assets increased by $53.1 million to $312.1 million as of March 31, 2009 compared to December 31, 2009 primarily due an increase related to the fair value of foreign currency forward derivative contracts.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities decreased by $22.3 million to $423.7 million as of March 31, 2010 compared to December 31, 2009. The decrease was primarily due to a reduction in payroll-related accruals due to recent payments made, which were partly offset by changes in the fair value of foreign currency forward derivative contracts and sales related adjustments.
Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $9.0 million to $478.2 million as of March 31, 2010 compared to December 31, 2009 primarily from the current provision for income taxes of $63.3 million, mostly offset by tax payments of $40.5 million and tax benefit of stock options of $12.6 million.
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
Financial Condition
At March 31, 2010, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by US Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, includes mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities, consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt — global include obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.

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
As of March 31, 2010, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and forward currency contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. Our Level 3 asset securities at March 31, 2010 consist of warrants for the purchase of equity securities in a non-publicly traded company in which we have invested and which is party to a collaboration and option agreement with us. Our Level 3 liabilities consist of a contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.
A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities were initially valued at the transaction price and subsequently valued based on inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active.
Contractual Obligations
For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2009 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2009.
Critical Accounting Estimates and Significant Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K. Our critical accounting policies are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Annual Report on Form 10-K.

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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2010, our market risk sensitive instruments consisted of marketable securities available for sale, our note payable and certain foreign currency forward contracts.
Marketable Securities Available for Sale: At March 31, 2010, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by US Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities, consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt — global include obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.
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
As of March 31, 2010, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More Than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$800,306	$1,016,425	$41,428	$9,575	$1,867,734
Fair value	$811,944	$1,031,938	$43,890	$10,252	$1,898,024
Average interest rate	0.7%	1.4%	2.3%	2.8%	1.1%
Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried). At March 31, 2010, the fair value of our note payable to Siegfried approximated the carrying value of the note of $24.8 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.

Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2010 and December 31, 2009 had settlement dates within 24 months. These foreign currency forward contracts are designated as cash flow hedges under ASC 815 and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	March 31, 2010	December 31, 2009

Euro	$979,208	$1,107,340
Canadian dollar	90,679	—

Total	$1,069,887	$1,107,340

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of March 31, 2010 and December 31, 2009, credit risk did not materially change the fair value of our foreign currency forward contracts.
We recognized an increase in net product sales for certain effective cash flow hedge instruments of $0.2 million for the three-month period ended March 31, 2010 and a reduction of $0.8 million for the three-month period ended March 31, 2009. These settlements were recorded in the same period as the related forecasted sales occurred. We recognized an immaterial increase in research and development expenses for the settlement of certain effective cash flow hedge instruments for the three-month period ended March 31, 2010 and a decrease in research and development expenses for the settlement of certain effective cash flow hedge instruments of $1.0 million for the three-month period ended March 31, 2009. These settlements were recorded in the same period as the related forecasted research and development expenses occurred. We recognized an increase in other income, net for the settlement of certain effective cash flow hedge instruments of $18.5 million for the three-month period ended March 31, 2010. These settlements were recorded in the same period as the related forecasted expenses occurred. Changes in time value, which we excluded from the hedge effectiveness assessment, were included in other income, net.
We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under ASC 815 and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2010 and December 31, 2009 were $596.9 million and $483.2 million, respectively.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the March 31, 2010 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $95.5 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or remeasured through earnings each period along with the underlying asset or liability.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings,” of our 2009 Annual Report on Form 10-K. There have not been any material changes since December 31, 2009 as it pertains to such legal proceedings nor have we engaged in any additional material legal proceedings.

Item 1A.	Risk Factors
There have not been any material changes to our risk factors since December 31, 2009 contained in Part I, Item 1A of our 2009 Annual Report on Form 10-K, other than with respect to the newly enacted Health Care Reform Act as stated below:
Sales of our products will be significantly reduced if access to and reimbursement for our products by governmental and other third-party payors is reduced or terminated.
Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. Generally, in Europe and other countries outside the United States, the government-sponsored healthcare system is the primary payor of healthcare costs of patients. These health care management organizations and third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the newly enacted Health Care Reform Act has provided sweeping health care reform, which may impact the prices of drugs. In addition to the newly enacted federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the Health Care Reform Act, could adversely impact our business and future results. If these organizations and third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.
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

In addition to the revised risk factor presented above with respect to the newly enacted Health Care Reform Act, we have represented the other risk factors contained in Part I, Item 1A of our 2009 Annual Report on Form 10-K in this Part II, Item 1A for your convenience and review. The statements in this section describe the major risks to our business and should be considered carefully. Any of the factors described below could significantly and negatively affect our business, prospects, financial condition, operating results or credit ratings, which could cause the trading price of our common stock to decline. The risks described below are not the only risks we may face. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also negatively affect our business, our results and operations.
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

We remain dependent on the continued commercial success of our primary products REVLIMID®, THALOMID ® and VIDAZA® and a significant decline in demand for or use of these products or our other commercially available products could materially and adversely affect our operating results.
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
Further, if unexpected adverse experiences are reported in connection with the use of our products, physician and patient comfort with the product could be undermined, the commercial success of such products could be adversely affected and the acceptance of our other products could be negatively impacted. We are subject to adverse event reporting regulations that require us to report to the FDA or similar bodies in other countries if our products are associated with a death or serious injury. These adverse events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Similarly, the occurrence of serious adverse events known or suspected to be related to the products could negatively impact product sales. For example, THALOMID® is known to be toxic to the human fetus and exposure to the drug during pregnancy could result in significant deformities in the baby. REVLIMID® is also considered fetal toxic and there are warnings against use of VIDAZA® in pregnant women as well. While we have restricted distribution systems for both THALOMID® and REVLIMID® and we endeavor to educate patients regarding the potential known adverse events including pregnancy risks, we cannot ensure that all such warnings and recommendations will be complied with or that adverse events resulting from non-compliance will not have a material adverse effect on our business.
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
The pharmaceutical and biotech industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:
•	Takeda and Johnson & Johnson, compete with REVLIMID® and THALOMID® in the treatment of multiple myeloma and in clinical trials with our compounds;

•	Eisai Co., Ltd., SuperGen, Inc. and Johnson & Johnson compete or may potentially compete with VIDAZA®;

•	Amgen, which potentially competes with our TNF-α and kinase inhibitors;

•	AstraZeneca plc, which potentially competes in clinical trials with our compounds and TNF-α inhibitors;

•	Biogen Idec Inc. and Genzyme Corporation, both of which are generally developing drugs that address the oncology and immunology markets;

•	Bristol Myers Squibb Co., which potentially competes in clinical trials with our compounds and TNF-α inhibitors;

•	F. Hoffman-La Roche Ltd., which potentially competes in clinical trials with our IMiDs® compounds and TNF-α inhibitors;

•	Johnson & Johnson, which potentially competes with certain of our proprietary programs, including our oral anti-inflammatory programs;

•	Novartis, which potentially competes with our compounds and kinase programs; and

•	Pfizer, which potentially competes in clinical trials with our kinase inhibitors.
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
In the fourth quarter of 2009, we received a civil inquiry and demand from the Federal Trade Commission (FTC). The FTC requested documents and other information relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs in order to evaluate whether there is reason to believe that we have engaged in unfair methods of competition. We continue to cooperate with the FTC’s request for information.

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
We have contracted with specialty distributors, to distribute REVLIMID®, THALOMID®, VIDAZA® and ISTODAX® in the United States. If our distributors fail to perform and we cannot secure a replacement distributor within a reasonable period of time, we may experience adverse effects to our business and results of operations.
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
(c) Issuer Purchases of Equity Securities
The following table presents the total number of shares purchased during the quarter ended March 31, 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of shares that still could have been purchased:

Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs

January 1-March 31	—	N/A	—	350,637,924
On April 24, 2009, the Board of Directors approved a common stock share repurchase program which was publicly announced by us on April 27, 2009. The program authorizes the purchase of up to $500.0 million (or approximately 12.5 million shares at the approval date) of our outstanding common stock in the open market or through privately negotiated transactions, directly or through brokers or agents, and expires April 2011. The average price paid per share is based on the price paid per share in the open market and excludes any adjustments related to the share repurchase program.
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

101
The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

DATE: May 3, 2010	By:	/s/ David W. Gryska David W. Gryska
Sr. Vice President and
Chief Financial Officer

DATE: May 3, 2010	By:	/s/ Andre Van Hoek Andre Van Hoek
Corporate Controller and
Chief Accounting Officer