Form 10-Q
period 2010-06-30
CELGENE CORP /DE/
filed 2010-08-04
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
At July 23, 2010, 459,453,964 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenue:
Net product sales	$823,097	$598,154	$1,582,508	$1,174,386
Collaborative agreements and other revenue	2,544	2,354	4,924	4,598
Royalty revenue	27,051	28,158	56,514	54,735

Total revenue	852,692	628,666	1,643,946	1,233,719

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	67,993	50,902	129,908	115,201
Research and development	342,761	218,500	547,418	399,747
Selling, general and administrative	219,262	176,311	427,241	349,752
Amortization of acquired intangible assets	47,068	22,667	88,661	46,292
Acquisition related charges	7,836	—	12,698	—

Total costs and expenses	684,920	468,380	1,205,926	910,992

Operating income	167,772	160,286	438,020	322,727

Other income and expense:
Interest and investment income, net	10,125	24,072	24,209	41,525
Equity in (gains) losses of affiliated companies	103	(157)	(638)	615
Interest expense	426	527	907	991
Other income (expense), net	(5,089)	5,176	(1,323)	37,786

Income before income taxes	172,279	189,164	460,637	400,432

Income tax provision	16,927	46,329	70,843	94,715

Net income	$155,352	$142,835	$389,794	$305,717

Net income per common share:
Basic	$0.34	$0.31	$0.85	$0.67
Diluted	$0.33	$0.31	$0.83	$0.65

Weighted average shares:
Basic	460,309	459,586	460,112	459,584

Diluted	467,425	467,082	467,557	467,759

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009

Assets

Current assets:
Cash and cash equivalents	$855,608	$1,102,172
Marketable securities available for sale	2,289,009	1,894,580
Accounts receivable, net of allowances of $8,835 and $10,787 at June 30, 2010 and December 31, 2009, respectively	477,361	438,617
Inventory	100,797	100,683
Deferred income taxes	68,751	49,817
Other current assets	303,368	258,935

Total current assets	4,094,894	3,844,804

Property, plant and equipment, net	309,401	297,792
Investment in affiliated companies	23,580	21,476
Intangible assets, net	806,313	349,542
Goodwill	764,612	578,116
Other assets	179,438	297,581

Total assets	$6,178,238	$5,389,311

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$66,975	$36,629
Accrued expenses	307,965	315,608
Income taxes payable	9,013	46,874
Current portion of deferred revenue	2,886	1,827
Other current liabilities	86,564	93,767

Total current liabilities	473,403	494,705

Deferred revenue, net of current portion	9,267	6,527
Non-current income taxes payable	458,694	422,358
Other non-current liabilities	309,064	71,115

Total liabilities	1,250,428	994,705

Commitments and Contingencies

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 469,679,775 and 467,629,433 shares at June 30, 2010 and December 31, 2009, respectively	4,697	4,676
Common stock in treasury, at cost; 10,233,211 and 8,337,961 shares at June 30, 2010 and December 31, 2009, respectively	(458,417)	(362,521)
Additional paid-in capital	5,565,056	5,474,122
Accumulated deficit	(242,452)	(632,246)
Accumulated other comprehensive income (loss)	58,926	(89,425)

Total stockholders’ equity	4,927,810	4,394,606

Total liabilities and stockholders’ equity	$6,178,238	$5,389,311

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net income	$389,794	$305,717

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of long-term assets	25,470	19,262
Amortization of intangible assets	89,224	46,527
Allocation of pre-paid royalties	24,467	16,553
Provision for accounts receivable allowances	(1,718)	2,620
Deferred income taxes	(34,933)	(21,200)
Acquisition related charges — accretion	10,754	—
Share-based compensation expense	86,571	68,469
Equity in (gains) losses of affiliated companies	(638)	615
Share-based employee benefit plan expense	6,904	6,018
Unrealized change in value of foreign currency forward contracts	17,640	(25,943)
Realized gains on marketable securities available for sale	(6,018)	(17,171)
Other, net	2,820	2,049

Change in current assets and liabilities, excluding the effect of the acquisition:
Accounts receivable	(73,020)	(36,536)
Inventory	927	16,822
Other operating assets	37,378	(28,560)
Accounts payable and other operating liabilities	15,539	(36,818)
Income tax payable	(258)	(7,660)
Deferred revenue	4,148	1,276

Net cash provided by operating activities	595,051	312,040

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	2,037,313	850,274
Purchases of marketable securities available for sale	(2,420,620)	(1,334,675)
Payments for acquisition of business, net of cash acquired	(337,608)	—
Capital expenditures	(40,238)	(38,702)
Investment in affiliated companies	(1,466)	(1,700)
Purchases of investment securities	(13,562)	(10,847)
Other	—	3,333

Net cash used in investing activities	(776,181)	(532,317)

Cash flows from financing activities:
Payment for treasury shares	(105,436)	(100,000)
Net proceeds from exercise of common stock options and warrants	44,996	16,569
Excess tax benefit from share-based compensation arrangements	15,938	69,713

Net cash used in financing activities	(44,502)	(13,718)

Effect of currency rate changes on cash and cash equivalents	(20,932)	8,452

Net decrease in cash and cash equivalents	(246,564)	(225,543)

Cash and cash equivalents at beginning of period	1,102,172	1,092,386

Cash and cash equivalents at end of period	$855,608	$866,843

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2010	2009

Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized (gain) on marketable securities available for sale	$(15,172)	$(590)

Matured shares tendered in connection with stock option exercises	$(163)	$(597)

Supplemental disclosure of cash flow information:

Income taxes paid	$83,342	$52,761

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
The Company’s primary commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®) and VIDAZA®. FOCALIN® is sold exclusively to Novartis Pharma AG, or Novartis. ISTODAX®, which was obtained in the acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester, was approved in November 2009 by the U.S. Food and Drug Administration, or FDA, for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy and was launched in the first quarter of the year ending December 31, 2010. The Company’s other sources of revenues include a licensing agreement with Novartis, which entitles it to royalties on FOCALIN XR® and the entire RITALIN® family of drugs. ALKERAN® was licensed from GlaxoSmithKline, or GSK, and sold under the Celgene label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK. For the ensuing two years, the Company continues to earn residual payments based upon GSK’s ALKERAN® revenues. The Company also derives revenues from the sale of services through its Cellular Therapeutics subsidiary and miscellaneous licensing agreements.
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
New Accounting Pronouncements: In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” or ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The section of the amendment pertaining to transfers into and out of Levels 1 and 2 was effective for the Company beginning January 1, 2010. The adoption of this section of the amendment did not have any impact on the Company’s consolidated financial statements. The section of the amendment pertaining to Level 3 measurements will be effective for the Company beginning January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.
In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition,” or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in ASU 2010-17 are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The guidance in ASU 2010-17 will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU 2010-17 will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company is currently evaluating the impact, if any, that the adoption of ASU 2010-17 will have on its consolidated financial statements.
3. Acquisition of Gloucester Pharmaceuticals, Inc.
On January 15, 2010, the Company acquired all of the outstanding common stock and stock options of Gloucester in a transaction accounted for under the acquisition method of accounting for business combinations, ASC No. 805, “Business Combinations,” or ASC 805. Under the acquisition method of accounting, the assets acquired and liabilities assumed of Gloucester were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The reported consolidated financial condition and results of operations of the Company after completion of the acquisition reflect these fair values. Gloucester’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. Gloucester’s results of operations prior to the acquisition were determined to be immaterial to the Company; therefore, proforma financial statements are not required to be presented.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company paid $338.9 million in cash before milestone payments and may make additional future payments of $300.0 million in contingent regulatory milestone payments. Prior to the acquisition, Gloucester was a privately held biopharmaceutical company that acquired clinical-stage oncology drug candidates with the goal of advancing them through regulatory approval and commercialization. The Company acquired Gloucester to enhance its portfolio of therapies for patients with life-threatening illnesses worldwide.
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

Asset categories acquired in the Gloucester acquisition included working capital, inventory, fixed assets, developed product right assets and in-process research and development, or IPR&D product right assets. Fair values of working capital and fixed assets were determined to approximate book values while the fair value of inventory was determined to be greater than book value.
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
The fair value of IPR&D product right assets was based on expected cash flows from sales of ISTODAX® (romidepsin) for the treatment of PTCL, which had not yet achieved regulatory approval for marketing and has no future alternative use. The $349.0 million estimated fair value of IPR&D product rights was derived using probability-weighted cash flows. The fair value was based on expected cash flows from the treatment of PTCL in the United States and PTCL in the European Union, or E.U., based on key assumptions such as estimates of sales and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.

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
The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Company’s acquisition of Gloucester has been recorded as a noncurrent asset in its Consolidated Balance Sheets and will not be amortized, but is subject to review for impairment in accordance with ASC 350, “Goodwill and Other Intangible Assets.”
The Company accounts for contingent consideration in accordance with applicable guidance provided within the business combination rules of ASC 805. As part of the Company’s consideration for the Gloucester acquisition, it is contractually obligated to pay certain consideration resulting from the outcome of future events. The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value until such consideration is satisfied.
The Gloucester acquisition included two contingent considerations which would obligate the Company to make a $180.0 million cash milestone payment to the former Gloucester shareholders upon the marketing approval for the U.S. PTCL IPR&D product right asset and a $120.0 million cash milestone payment upon the marketing approval for the E.U. PTCL IPR&D product right asset.
The initial fair value of contingent considerations was $230.2 million, consisting of $156.7 million based on the $180.0 million milestone payment upon U.S. PTCL approval and $73.5 million based on the $120.0 million milestone payment upon E.U. PTCL approval. The Company determined the fair value of these obligations to pay additional milestone payments upon approvals based on a probability-weighted income approach. This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a Baa rated debt yield of 6.15 percent, which the Company believes is appropriate and representative of a market participant assumption. The range of estimated milestone payments is from no payment if both product indications fail to gain market approval to $300.0 million if both product indications gain market approval. The Company classified the contingent considerations as liabilities, which were measured at fair value as of the acquisition date. Fair value is based on the future milestone payments adjusted for the probability of each payment and the time until each payment is expected to be made.
Subsequent to the acquisition date, the Company has measured the contingent consideration arrangement at fair value each period with changes in fair value recognized in operating earnings. Changes pertaining to facts and circumstances that existed as of the acquisition date will be recognized as adjustments to goodwill. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value will only reflect the passage of time as development work towards the achievement of the milestones progresses and will be accrued based on an accretion schedule. At June 30, 2010, the balance of the contingent consideration was $241.0 million.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Proposed Merger with Abraxis BioScience Inc.
On June 30, 2010, the Company entered into a merger agreement, referred to as the Merger, to acquire Abraxis BioScience Inc., or Abraxis, pursuant to which Abraxis will become a wholly owned subsidiary of the Company. The transaction will be accounted for under the acquisition method of accounting for business combinations under ASC 805. Under the acquisition method of accounting for business combinations, the assets and liabilities of Abraxis will be recorded at their respective fair values on the acquisition date and consolidated with those of the Company. For the year ended December 31, 2009, Abraxis reported total revenues of $359.1 million and total assets of $1.068 billion.
Each share of common stock of Abraxis, or Abraxis Common Stock, issued and outstanding, other than treasury shares of Abraxis will be converted into the right to receive (i) an amount in cash, without interest, equal to $58.00, (ii) 0.2617, or the exchange ratio, of a share of common stock of Celgene, or Celgene Common Stock, and (iii) one contingent value right, or CVR, issued by the Company. A holder of a CVR is entitled to receive a pro rata portion of cash payments that the Company is obligated to pay to all holders of CVRs, which is determined by achievement of certain net sales and U.S. regulatory approval milestones. No fractional shares of Celgene Common Stock will be issued in the Merger, and Abraxis stockholders will receive cash in lieu of fractional shares, if any, of Celgene Common Stock.
A preliminary estimate of the total consideration related to the acquisition of Abraxis is $3.2 billion, including cash payments of $2.4 billion, shares of Celgene Common Stock of $540.0 million and the issuance of CVRs valued at $300.0 million. The Company does not require financing for the Merger. However, the Company is considering and may pursue financing arrangements on terms and conditions favorable to it, including, without limitation, an offering of debt securities, to maintain financial flexibility.
The boards of directors of each of Abraxis and Celgene have unanimously approved the Merger and merger agreement. Pursuant to the merger agreement, completion of the Merger is subject to customary closing conditions, including approval of the Merger by the stockholders of Abraxis, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the effectiveness of the Company’s Registration Statement on Form S-4 filed on July 29, 2010, covering shares of Celgene Common Stock and CVRs to be issued in the Merger, and the approval of such shares of Celgene Common Stock for listing, subject to notice of issuance, on NASDAQ. In addition, the merger agreement contains customary representations, warrants and covenants made by each of Abraxis and the Company. The Merger is expected to be completed in the Company’s third or fourth quarter of 2010 following approval of a majority of Abraxis shareholders. As a result of the announced merger agreement with Abraxis, several shareholder lawsuits have been filed, which the Company believes are without merit.
Through June 30, 2010, the Company has expensed $1.9 million of costs relating to legal, financial and accounting advisory services performed in connection with the proposed Merger with Abraxis, which are included in acquisition related charges in the accompanying Statement of Consolidated Operations.

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

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June,
	2010	2009	2010	2009

Net income	$155,352	$142,835	$389,794	$305,717

Weighted-average shares (in thousands):
Basic	460,309	459,586	460,112	459,584
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	7,116	7,496	7,445	8,175

Diluted	467,425	467,082	467,557	467,759

Net income per share:
Basic	$0.34	$0.31	$0.85	$0.67
Diluted	$0.33	$0.31	$0.83	$0.65
The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 21,757,310 and 21,040,000 shares for the three-month periods ended June 30, 2010 and 2009, respectively. The total number of potential common shares excluded for the six-month periods ended June 30, 2010 and 2009 was 21,140,616 and 19,911,123, respectively.
In April 2009, the Company’s Board of Directors approved a $500.0 million common stock share repurchase program. As of June 30, 2010, an aggregate 6,168,425 shares of common stock of the Company have been repurchased under the program at a total cost of $313.5 million.
6. Comprehensive Income
The components of comprehensive income consist of net income, changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of accumulated other comprehensive income, net of tax, is summarized as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$155,352	$142,835	$389,794	$305,717

Other comprehensive income:

Marketable securities:

Net unrealized gains on marketable securities available for sale, net of tax	7,887	5,105	12,999	6,932
Reclassification adjustment for gains included in net income	(897)	(12,204)	(5,872)	(17,171)

Total other comprehensive gains (losses) related to marketable securities available for sale, net of tax	6,990	(7,099)	7,127	(10,239)
Net unrealized gains (losses) related to cash flow hedges, net of tax	63,162	(25,917)	120,164	26,843
Currency translation adjustments	(17,309)	31,066	21,060	(15,700)

Total other comprehensive income items	52,843	(1,950)	148,351	904

Comprehensive income	$208,195	$140,885	$538,145	$306,621

7. Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and the valuation techniques the Company utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and forward currency contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 assets consist of warrants for the purchase of equity securities in a non-publicly traded company in which the Company has invested and which is party to a collaboration and option agreement with the Company. The Company’s Level 3 liabilities consist of a contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$2,289,009	$329	$2,288,680	$—
Warrants	1,576	—	—	1,576
Cash equivalents	32,997	—	32,997	—
Forward currency contracts	111,982	—	111,982	—

Total assets	$2,435,564	$329	$2,433,659	$1,576

Liabilities:
Acquisition-related contingent consideration	$(240,955)	$—	$—	$(240,955)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$1,894,580	$512	$1,894,068	$—
Warrants	1,598	—	—	1,598
Cash equivalents	183,224	—	183,224	—
Forward currency contracts	7,008	—	7,008	—

Total assets	$2,086,410	$512	$2,084,300	$1,598

There were no security transfers between Levels I and II during the six-month period ended June 30, 2010. The following tables represent a roll-forward of the fair value of Level 3 securities (significant unobservable inputs):

	Six-Month Periods Ended June 30,
	2010	2009

Assets:
Balance at beginning of period	$1,598	$11,054
Amounts acquired or issued	—	—
Net gains (losses) (realized and unrealized)	(22)	2,436
Net purchases, isuances and settlements	—	(12,660)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$1,576	$830

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Six-Month Periods Ended June 30,
	2010	2009

Liabilities:
Balance at beginning of period	$—	$—
Amounts acquired or issued	(230,201)	—
Net accretion	(10,754)	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$(240,955)	$—

8. Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts: The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2010 and December 31, 2009 had settlement dates within 24 months. These foreign currency forward contracts are designated as cash flow hedges and to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	June 30, 2010	December 31, 2009

Euro	$779,653	$1,107,340
Canadian Dollar	106,004	—
Japanese Yen	309,138	—

Total	$1,194,795	$1,107,340

The Company considers the impact of its own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2010 and December 31, 2009, credit risk did not materially change the fair value of the Company’s foreign currency forward contracts.
The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2010 and December 31, 2009 were $418.3 million and $483.2 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$91,609	Other current assets	$5,011
	Other current liabilities	3,555	Other current liabilities	3,960
	Other non-current assets	35,533	Other non-current assets	2,527

Foreign currency forward contracts not designated as hedging instruments*	Other current assets	2,741	Other current assets	95
	Other current liabilities	818	Other current liabilities	10,681

Total		$134,256		$22,274

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$25,403	Other current assets	$21,346
	Other current liabilities	—	Other current liabilities	14,591
	Other non-current assets	11,645	Other non-current assets	—
	Other non-current liabilities	28	Other non-current liabilities	89

Foreign currency forward contracts not designated as hedging instruments*	Other current assets	6,593	Other current assets	547
	Other current liabilities	75	Other current liabilities	164

Total		$43,744		$36,737

*	Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2010 and 2009, respectively:

For the Three-Month Period Ended June 30, 2010
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
					Recognized in	Recognized in
					Income on	Income on
			Location of	Amount of	Derivative	Derivative
	Amount of		Gain/(Loss)	Gain/(Loss)	(Ineffective	(Ineffective
	Gain/(Loss)		Reclassified from	Reclassified from	Portion and	Portion and
	Recognized in OCI		Accumulated OCI	Accumulated OCI	Amount Excluded	Amount Excluded
	on Derivative		into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$84,081	(1)	Net product sales	$20,919	Other income, net	$(1,534	)(2)
			Research and development	$—

(1)	Gains of 90,447 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)
The amount of net losses recognized in income represents $988 in losses related to the ineffective portion of the hedging relationships, and $546 of losses related to amounts excluded from the assessment of hedge effectiveness.

For the Three-Month Period Ended June 30, 2009
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
			Location of	Amount of	Recognized in	Recognized in
	Amount of		Gain/(Loss)	Gain/(Loss)	Income on	Income on
	Gain/(Loss)		Reclassified from	Reclassified from	Derivative	Derivative
	Recognized in OCI		Accumulated OCI	Accumulated OCI	(Amount Excluded	(Amount Excluded
	on Derivative		into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$(31,141	)(1)	Net product sales	$(5,810)	Other income, net	$374	(2)
			Research and development	$586

(1)	Losses of $21,757 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)	Hedge ineffectiveness was insignificant and included with the amount excluded from effectiveness testing.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Six-Month Period Ended June 30, 2010
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
					Recognized in	Recognized in
					Income on	Income on
			Location of	Amount of	Derivative	Derivative
	Amount of		Gain/(Loss)	Gain/(Loss)	(Ineffective Portion	(Ineffective Portion
	Gain/(Loss)		Reclassified from	Reclassified from	and Amount	and Amount
	Recognized in OCI		Accumulated OCI	Accumulated OCI	Excluded From	Excluded From
	on Derivative		into Income	into Income	Effectiveness	Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$141,294	(1)	Net product sales	$21,132	Other income, net	$(2,956	)(2)
			Research and development	$(3)

(1)	Gains of $90,447 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)
The amount of net losses recognized in income represents $809 in losses related to the ineffective portion of the hedging relationships and $2,147 of losses related to amounts excluded from the assessment of hedge effectiveness.

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
The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2010 and 2009:

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivative
	Recognized in Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	on Derivative	2010	2009	2010	2009

Foreign currency forward contracts	Other income, net	$26,971	$1,607	45,483	$17,555

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $511.0 million and $860.9 million at June 30, 2010 and December 31, 2009, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2010 and December 31, 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost	Gain	Loss	Value

U.S. Treasury securities	$485,437	$2,330	$—	$487,767
U.S. government-sponsored agency securities	882,391	3,779	(71)	886,099
U.S. government-sponsored agency MBS	497,515	2,796	(1,127)	499,184
Non-U.S. government, agency and Supranational securities	132,272	836	(23)	133,085
Corporate debt — global (20% AAA/Aaa rated)	281,416	1,515	(386)	282,545
Marketable equity securities	407	—	(78)	329

Total available-for-sale marketable securities	$2,279,438	$11,256	$(1,685)	$2,289,009

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gain	Loss	Value

U.S. Treasury securities	$502,112	$244	$(1,573)	$500,783
U.S. government-sponsored agency securities	523,241	1,743	(1,383)	523,601
U.S. government-sponsored agency MBS	654,251	3,317	(2,034)	655,534
Non-U.S. government, agency and Supranational securities	176,846	484	(448)	176,882
Corporate debt — global (100% AAA/Aaa rated)	37,437	15	(184)	37,268
Marketable equity securities	407	105	—	512

Total available-for-sale marketable securities	$1,894,294	$5,908	$(5,622)	$1,894,580

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, includes mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other then the United States. Corporate debt—global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at June 30, 2010 and December 31, 2009.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Duration periods of available-for-sale debt securities were as follows at June 30, 2010:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$1,083,223	$1,084,467
Duration of one through three years	1,108,332	1,115,432
Duration of three through five years	84,249	85,527
Duration of over five years	3,227	3,254

Total	$2,279,031	$2,288,680

10. Inventory
A summary of inventories by major category at June 30, 2010 and December 31, 2009 follows:

	June 30,	December 31,
	2010	2009

Raw materials	$26,449	$26,345
Work in process	55,700	41,282
Finished goods	18,648	33,056

Total	$100,797	$100,683

11. Investment in Affiliated Companies
A summary of the Company’s equity investment in affiliated companies follows:

	June 30,	December 31,
Investment in Affiliated Companies	2010	2009

Investment in affiliated companies (1)	$21,356	$18,810
Excess of investment over share of equity (2)	2,224	2,666

Investment in affiliated companies	$23,580	$21,476

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
Equity in (Gains) and Losses of Affiliated Companies	2010	2009	2010	2009

Affiliated companies (gains) losses (1)	$103	$(157)	$(638)	$615

(1)	The Company records its interest and share of (gains) and losses based on its ownership percentage.

(2)	Consists of goodwill.
Additional equity method investments totaling $1.5 million were made during the six-month period ended June 30, 2010.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Intangible Assets and Goodwill
Intangible Assets: The Company’s intangible assets consist of developed product rights from the Pharmion Corporation, or Pharmion, and Gloucester acquisitions, IPR&D product rights from the Gloucester acquisition, contract-based licenses, technology and other. The amortization periods related to these intangibles primarily range from two to ten years. The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
June 30, 2010	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$727,000	$(274,342)	$452,658	5.6
License	4,250	(1,383)	2,867	13.8
Technology and other	3,084	(1,296)	1,788	4.0

	734,334	(277,021)	457,313	5.6

Nonamortized intangible assets:
Acquired IPR&D product rights	349,000	—	349,000

Total intangible assets	$1,083,334	$(277,021)	$806,313

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2009	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$530,000	$(185,733)	$344,267	6.5
License	4,250	(1,229)	3,021	13.8
Technology and other	3,098	(844)	2,254	4.4

Total intangible assets	$537,348	$(187,806)	$349,542	6.5

The increase in gross carrying value of intangibles at June 30, 2010 compared to December 31, 2009 was primarily due to the acquisition of Gloucester, which resulted in a $546.0 million increase in developed and IPR&D product rights.
Amortization of intangible assets was $47.3 million and $22.8 million for the three-month periods ended June 30, 2010 and 2009, respectively. Amortization expense for the three-month period ended June 30, 2010 included $23.9 million of expense associated with an acceleration of amortization in 2010 for the VIDAZA® intangible, which reflects an updated forecast related to VIDAZA®, $7.1 million from the amortization related to the intangible assets acquired in the Gloucester acquisition and a reduction of $6.7 million associated with certain acquired developed product rights becoming fully amortized. Amortization for the six-month periods ended June 30, 2010 and 2009 was $89.2 million and $46.5 million, respectively. Amortization expense for the six-month period ended June 30, 2010 included $47.9 million of expense associated with an acceleration of amortization in 2010 for the VIDAZA® intangible, $8.7 million due to the initiation of amortization related to the Gloucester intangibles and a reduction of $14.3 million associated with certain acquired developed product rights becoming fully amortized during 2009. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $182.9 million for 2010, $197.3 million for the year ending December 31, 2011 and $51.9 million for each of the years ending December 31, 2012 through 2014.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Goodwill: At June 30, 2010, the Company’s goodwill related to the January 2010 acquisition of Gloucester, the March 2008 acquisition of Pharmion and the October 2004 acquisition of Penn T Limited. The goodwill related to the Gloucester acquisition reflects the purchase price allocation of the Gloucester purchase price.
The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2009	$578,116
Acquisition of Gloucester	186,907
Tax benefit on the exercise of Pharmion converted stock options	(411)

Balance at June 30, 2010	$764,612

13. Share-Based Compensation
The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the three- and six-month periods ended June 30, 2010 and 2009:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2010	2009	2010	2009

Cost of good sold	$1,602	$1,001	$3,121	$1,973
Research and development	20,023	14,965	39,153	29,663
Selling, general and administrative	22,185	19,363	42,116	36,217

Total share-based compensation expense	$43,810	$35,329	$84,390	$67,853

Share-based compensation cost included in inventory was $2.1 million at June 30, 2010 and $1.9 million at December 31, 2009.
Stock Options: The weighted-average grant date fair value of the stock options granted during the three-month periods ended June 30, 2010 and 2009 was $19.27 per share and $17.83 per share, respectively. The weighted-average grant date fair value of the stock options issued during the six-month periods ended June 30, 2010 and 2009 was $19.28 per share and $20.78 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the six-month period ended June 30, 2010 compared to those granted for the year ended December 31, 2009 disclosed in Note 15 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock option transactions for the six-month period ended June 30, 2010 under all plans are as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	Per Option	Term (Years)	Value

Outstanding at December 31, 2009	37,450,036	$44.63	7.0	$516,856
Changes during the period:
Granted	4,563,509	58.85
Exercised	(1,757,595)	25.62
Forfeited	(678,433)	56.59
Expired	(193,776)	43.44

Outstanding at June 30, 2010	39,383,741	$46.92	6.7	$357,448

Vested at June 30, 2010 or expected to vest in the future	38,696,026	$46.77	6.7	$356,407

Vested at June 30, 2010	20,202,086	$38.00	4.9	$328,033
The total fair value of shares vested during the six-month periods ended June 30, 2010 and 2009 were $20.4 million and $16.8 million, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2010 and 2009 was $59.0 million and $48.7 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
As of June 30, 2010, there was $306.1 million of unrecognized compensation expense related to the Company’s stock option plan. These costs will be recognized over an expected remaining weighted-average period of 2.4 years.
Restricted Stock Units: Equity awards may, at the option of employee participants, be divided between stock options and restricted stock units, or RSUs. The employee has three choices, (1) 100% stock options, (2) a mix of stock options and RSUs based on a two-thirds and one-third mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted or (3) a mix of stock options and RSUs based on a fifty-fifty mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding the Company’s RSUs during the six-month period ended June 30, 2010 is as follows:

		Weighted
		Average
	Share	Grant Date
Nonvested RSUs	Equivalent	Fair Value

Nonvested at December 31, 2009	502,440	$40.41
Changes during the period:
Granted	881,211	55.97
Vested	(6,165)	44.94
Forfeited	(23,182)	42.01

Nonvested at June 30, 2010	1,354,304	$53.63

A total of 6,165 RSUs vested during the six-month period ended June 30, 2010. The Company expects to primarily utilize newly issued shares to satisfy the vesting of RSUs.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As of June 30, 2010, there was $61.4 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 2.5 years. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures.
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
Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and potential penalties related to uncertain tax positions as part of its provision for income taxes. During the second quarter of 2010, the Company effectively settled a tax examination. This settlement resulted in a net tax benefit of $12.5 million, which was primarily due to a decrease in the liability for unrecognized tax benefits related to tax positions taken in prior years of $29.3 million, offset by a decrease in deferred tax and other assets of $15.9 million and an increase in additional paid-in-capital of $0.9 million. The Company believes that it is reasonably possible that unrecognized tax benefits, as of June 30, 2010, could decrease by approximately $4.8 million over the next 12 months related to the settlement of routine examinations or through the expiration of the statute of limitations. Increases to the amount of unrecognized tax benefits from January 1, 2010 of approximately $41.1 million relate primarily to current year operations. The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Collaboration Agreements
Novartis Pharma AG: The Company entered into an agreement with Novartis in which the Company granted to Novartis an exclusive worldwide license (excluding Canada) to develop and market FOCALIN® (d-methylphenidate, or d -MPH) and FOCALIN XR®, the long-acting drug formulation for attention deficit disorder, or ADD, and attention deficit hyperactivity disorder, or ADHD. The Company also granted Novartis rights to all of its related intellectual property and patents, including formulations of the currently marketed RITALIN LA®. Under the agreement, the Company is entitled to receive up to $100.0 million in upfront and regulatory achievement milestone payments. To date, the Company has received upfront and regulatory achievement milestone payments totaling $55.0 million. The Company also sells FOCALIN® to Novartis and currently receives royalties of between 35% and 30% on sales of all of Novartis’ FOCALIN XR® and RITALIN® family of ADHD-related products.
The agreement will continue until the later of (i) the tenth anniversary of the first commercial launch on a country-by-country basis or (ii) when the last applicable patent expires with respect to that country. At the expiration date, the Company shall grant Novartis a perpetual, non-exclusive, royalty-free license to make, have made, use, import and sell d-MPH and Ritalin® under its technology.
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
Array BioPharma Inc.: The Company has a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, the Company made an upfront payment in September 2007 to Array of $40.0 million, which was recorded as research and development expense, in return for an option to receive exclusive worldwide rights for compounds developed against two of the four research targets defined in the agreement, except for Array’s limited U.S. co-promotional rights. In June 2009, the Company made an additional upfront payment of $4.5 million to expand the research targets defined in the agreement, which was recorded as research and development expense. Array will be responsible for all discovery and clinical development through Phase I or Phase IIa and be entitled to receive, for each compound, potential milestone payments of approximately $200.0 million, if certain discovery, development and regulatory milestones are achieved, and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales.

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
PTC Therapeutics, Inc.: In September 2007, the Company invested $20.0 million, of which $1.1 million represented research and development expense, in Series F-2 Convertible Preferred Stock of PTC Therapeutics, Inc., or PTC, and, in December 2009, the Company invested an additional $1.5 million in Series G Convertible Preferred Stock of PTC. In September 2007, the Company also entered into a separate research and option agreement whereby PTC would perform discovery research activities. Under the agreement, both parties could subsequently agree to advance research on certain discovery targets and enter into a separate pre-negotiated collaboration and license agreement which would replace the original research and option agreement.
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
If the agreement is terminated by the Company at its sole discretion or by DSP under circumstances described in clauses (ii), (a) and (iii) above, then the Company will transfer its rights to the compounds and products developed under the agreement to DSP and will also grant to DSP a non-exclusive, perpetual, royalty-free license to certain intellectual property controlled by the Company necessary to continue the development of such compounds and products. If the agreement is terminated by the Company for a material breach by DSP, then, among other things, DSP will grant to the Company an exclusive, perpetual, paid-up license to all of the intellectual property of DSP necessary to continue the development, marketing and selling of the compounds and products subject to the agreement.
GlobeImmune, Inc.: In September 2007, the Company made a $3.0 million equity investment in GlobeImmune, Inc., or GlobeImmune. In April 2009 and May 2009, the Company made additional $0.1 million and $10.0 million equity investments, respectively, in GlobeImmune. In addition, the Company has a collaboration and option agreement with GlobeImmune focused on the discovery, development and commercialization of novel therapeutics in cancer. As part of this agreement, the Company made an upfront payment in May 2009 of $30.0 million, which was recorded as research and development expense, to GlobeImmune in return for the option to license compounds and products based on the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs as well as oncology compounds and products resulting from future programs controlled by GlobeImmune. GlobeImmune will be responsible for all discovery and clinical development until the Company exercises its option with respect to a drug candidate program and GlobeImmune will be entitled to receive potential milestone payments of approximately $230.0 million for the GI-4000 program, $145.0 million for each of the GI-6200, GI-3000 and GI-10000 programs and $161.0 million for each additional future program if certain development, regulatory and sales-based milestones are achieved. GlobeImmune will also receive tiered royalties on worldwide net sales.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s options with respect to the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs will terminate if the Company does not exercise its respective options after delivery of certain reports from GlobeImmune on the completed clinical trials with respect to each drug candidate program, as set forth in the initial development plan specified in the agreement. If the Company does not exercise its options with respect to any drug candidate program or future program, the Company’s option with respect to the oncology products resulting from future programs controlled by GlobeImmune will terminate three years after the last of the options with respect to the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs terminates. Upon exercise of a Company option, the agreement will continue until the Company has satisfied all royalty payment obligations to GlobeImmune. Upon the expiration of the agreement, on a product-by-product, country-by-country basis, GlobeImmune will grant the Company an exclusive, fully paid-up, royalty-free, perpetual license to use certain intellectual properties of GlobeImmune to market and sell the compounds and products developed under the agreement. The agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its royalty payment obligation with respect to each product in each country.
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
Agios Pharmaceuticals, Inc.: On April 14, 2010, the Company entered into a discovery and development collaboration and license agreement with Agios Pharmaceuticals, Inc., or Agios, which focuses on cancer metabolism targets and the discovery, development and commercialization of associated therapeutics. As part of the agreement, the Company paid Agios a $121.2 million non-refundable, upfront payment, which was expensed by the Company as research and development in the second quarter of 2010. The Company also made an $8.8 million equity investment in Agios Series B Convertible Preferred Stock, representing approximately a 10.94% ownership interest in Agios and is included in other non-current assets in the Company’s Consolidated Balance Sheet. The Company receives an initial period of exclusivity during which it has the option to develop any drugs resulting from the Agios cancer metabolism research platform and may extend this exclusivity period by providing Agios additional funding. The Company has an exclusive option to license any resulting clinical candidates developed during this period and will lead and fund global development and commercialization of certain licensed programs. With respect to each product in a program that the Company chooses to license, Agios could receive up to $120.0 million upon achievement of certain milestones plus royalties on sales, and Agios may also participate in the development and commercialization of certain products in the United States. Agios may also receive a one-time milestone payment of $25.0 million upon dosing of the final human subject in a Phase II study, such payment to be made only once with respect to only one program.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Unless the agreement is earlier terminated or the option term is extended, the Company’s option will terminate on April 14, 2013. However, if certain development targets are not met, the Company may unilaterally extend the option term: (a) for up to an additional one year without payment; (b) subject to certain criteria and upon payment of certain predetermined amounts to Agios, for up to two additional years thereafter.
Following expiration of the option, the agreement will continue in place with respect to programs to which the Company has exercised its option or otherwise is granted rights to develop. The agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its payment obligation with respect to each product in each country. Upon the expiration of the agreement with respect to a product in a country, all licenses granted by one party to the other party for such product in such country shall become fully paid-up, perpetual, sublicensable, irrevocable and royalty-free.
Prior to its expiration as described above, the agreement may be terminated by:
(i)	the Company at its sole discretion after October 14, 2010.
(ii)	either party if the other party:
a.	materially breaches the agreement and fails to cure such breach within the specified period, or
b.	files for bankruptcy.
The party terminating under (i) or (ii)(a) above has the right to terminate on a program-by-program basis leaving the agreement in effect with respect to remaining programs. If the agreement or any program is terminated by the Company for convenience or by Agios for a material breach or bankruptcy by the Company, then, among other things, depending on the type of program and territorial rights (a) certain licenses granted by the Company to Agios shall stay in place, subject to Agios’ payment of certain royalties to the Company and (b) Celgene will grant Agios a non-exclusive, perpetual, royalty-free license to certain technology developed in the conduct of the collaboration and used in the program (which license is exclusive with respect to certain limited collaboration technology). If the agreement or any program is terminated by the Company for a material breach or bankruptcy by Agios, then, among other things, all licenses granted by Celgene to Agios will terminate and (i) Celgene’s license from Agios will continue in perpetuity and all payment obligations will be reduced or will terminate; (ii) Celgene’s license for certain programs will become exclusive worldwide and (iii) with regard to any program where the Company has exercised buy-in rights, Agios shall continue to pay certain royalties to Celgene.
The Company has determined that Agios is a variable interest entity; however, the Company is not the primary beneficiary of Agios. Although the Company would have the right to receive the benefits from the collaboration and license agreement and it is probable that this agreement incorporates the activities that most significantly impact the economic performance of Agios for up to six years, the Company does not have the power to direct the activities under the collaboration and license agreement as Agios has the decision-making authority for the Joint Steering Committee and Joint Research Committee until the Company exercises its option to license a product. The Company’s interest in Agios is limited to its 10.94% equity ownership and it does not have any obligations or rights to the future losses or returns of Agios beyond this ownership. The collaboration agreement, including the upfront payment and series B convertible preferred stock investment, does not entitle the Company to participate in future returns beyond the 10.94% ownership and it does not obligate the Company to absorb future losses beyond the $8.8 million investment in Agios Series B Convertible Preferred Stock. In addition, there are no other agreements other than the collaboration agreement that entitle the Company to receive returns beyond the 10.94% ownership or obligate the Company to absorb additional losses.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Commitments and contingencies
Collaboration Arrangements: The Company has entered into certain research and development collaboration agreements, as identified in Note 15, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at June 30, 2010 or December 31, 2009.
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
17. Subsequent Events
The Company’s management has evaluated its subsequent events for disclosure in these interim consolidated financial statements and has not identified any such events.

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
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we”, “our” or “us”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.
Our primary commercial stage products include REVLIMID®, THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®) and VIDAZA®.
REVLIMID® is an oral immunomodulatory drug marketed in the United States, Europe, Canada, Latin America and Asia / Pacific for patients with multiple myeloma who have received at least one prior therapy. In June 2010, Japan’s Ministry of Health, Labor and Welfare granted REVLIMID® full marketing authorization for this same indication. REVLIMID® is also marketed in the United States, Canada and in Latin America for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy. VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is licensed from Pfizer, and is marketed in the United States for the treatment of all subtypes of MDS and was granted orphan drug designation for the treatment of MDS through May 2011. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network, or NCCN. In Europe, VIDAZA® is marketed for the treatment of certain qualified adult patients and was granted orphan drug designation for the treatment of MDS and acute myeloid leukemia, or AML, in the European Union, or E.U., expiring December 2018. FOCALIN® is approved for the treatment of attention deficit hyperactivity disorder, or ADHD, and is sold exclusively to Novartis Pharma AG, or Novartis. ISTODAX® (romidepsin) was obtained in the acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester, and was approved in November 2009 by the U.S. Food and Drug Administration, or FDA, for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy. ISTODAX® was launched in the United States in the first quarter of the year ending December 31, 2010. Additionally, ISTODAX® has received both orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, which includes CTCL and peripheral T-cell lymphoma, or PTCL, and fast-track status in PTCL from the FDA. The European Agency for the Evaluation of Medicinal Products, or EMA, has granted orphan status designation for ISTODAX® for the treatment of both CTCL and PTCL.
Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, residual payments from GlaxoSmithKline, or GSK, based upon GSK’s ALKERAN® revenues through the end of March 2011, sale of services through our Cellular Therapeutics subsidiary and miscellaneous licensing agreements.

We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties, in addition to our leading oral anti-inflammatory agents and cell products. We believe that continued acceptance of our primary commercial stage products, depth of our product pipeline, regulatory approvals of both new products and expanded use of existing products provide the catalysts for future growth. See also Risk Factors contained in Part II, Item 1A of this Quarterly Report on Form 10-Q.
The following table summarizes total revenue and earnings for the three- and six-month periods ended June 30, 2010 and 2009:

	Three-Month Periods Ended
	June 30,			Percent
(Amounts in thousands, except earnings per share)	2010	2009	Increase	Change

Total revenue	$852,692	$628,666	$224,026	35.6%
Net income	$155,352	$142,835	$12,517	8.8%
Diluted earnings per share	$0.33	$0.31	$0.02	6.5%

	Six-Month Periods Ended
	June 30,			Percent
(Amounts in thousands, except earnings per share)	2010	2009	Increase	Change

Total revenue	$1,643,946	$1,233,719	$410,227	33.3%
Net income	$389,794	$305,717	$84,077	27.5%
Diluted earnings per share	$0.83	$0.65	$0.18	27.7%
The increase in revenue for the three- and six-month periods ended June 30, 2010 compared to the three- and six-month periods ended June 30, 2009 was primarily due to continued growth of REVLIMID® and VIDAZA® in both U.S. and international markets. Net income and diluted earnings per share for the three-and six-month periods ended June 30, 2010 reflect the continued growth in sales, partly offset by an $86.7 million increase in payments related to research and development collaboration arrangements, increased spending for new product launches, research and development activities and expansion of our international operations.
On June 30, 2010, we entered into a merger agreement, referred to as the Merger, to acquire Abraxis BioScience Inc., or Abraxis, pursuant to which Abraxis will become our wholly owned subsidiary. The transaction will be accounted for under the acquisition method of accounting for business combinations, ASC 805, “Business Combinations,” or ASC 805. Under the acquisition method of accounting for business combinations, the assets and liabilities of Abraxis will be recorded at their respective fair values on the acquisition date and consolidated with ours. For the year ended December 31, 2009, Abraxis reported total revenues of $359.1 million and total assets of $1.068 billion.
Each share of common stock of Abraxis, or Abraxis Common Stock, issued and outstanding, other than treasury shares of Abraxis will be converted into the right to receive (i) an amount in cash, without interest, equal to $58.00, (ii) 0.2617, or the exchange ratio, of a share of Celgene Common Stock , and (iii) one contingent value right, or CVR, issued by us. A holder of a CVR is entitled to receive a pro rata portion of cash payments that we are obligated to pay to all holders of CVRs, which is determined by achievement of certain net sales and U.S. regulatory approval milestones. No fractional shares of Celgene Common Stock will be issued in the Merger, and Abraxis stockholders will receive cash in lieu of fractional shares, if any, of Celgene Common Stock.

A preliminary estimate of the total consideration related to the acquisition of Abraxis is $3.2 billion, including cash payments of $2.4 billion, shares of Celgene Common Stock of $540.0 million and the issuance of CVRs valued at $300.0 million. We do not require financing for the proposed merger with Abraxis. However, we are considering and may pursue financing arrangements on terms and conditions favorable to us, including, without limitation, an offering of debt securities, to maintain financial flexibility.
The boards of directors of each of Abraxis and us have unanimously approved the Merger and merger agreement. Pursuant to the merger agreement, completion of the Merger is subject to customary closing conditions, including approval of the Merger by the stockholders of Abraxis, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the effectiveness of our Registration Statement on Form S-4 filed on July 29, 2010, covering shares of Celgene Common Stock and CVRs to be issued in the Merger, and the approval of such shares of Celgene Common Stock for listing, subject to notice of issuance, on NASDAQ. In addition, the merger agreement contains customary representations, warrants and covenants made by Abraxis and us. The Merger is expected to be completed in our third or fourth quarter of 2010 following approval of a majority of Abraxis shareholders. As a result of the announced merger agreement with Abraxis, several shareholder lawsuits have been filed, which we believe are without merit.
Results of Operations:
Three-Month Periods Ended June 30, 2010 and 2009
Total Revenue: Total revenue and related percentages for the three-month periods ended June 30, 2010 and 2009 were as follows:

	Three-Month Periods Ended
	June 30,		Increase	Percent
(Amounts in thousands)	2010	2009	(Decrease)	Change

Net product sales:
REVLIMID ®	$587,143	$397,273	$189,870	47.8%
VIDAZA ®	131,793	92,009	39,784	43.2%
THALOMID ®	97,821	105,243	(7,422)	-7.1%
Other	6,340	3,629	2,711	74.7%

Total net product sales	$823,097	$598,154	$224,943	37.6%
Collaborative agreements and other revenue	2,544	2,354	190	8.1%
Royalty revenue	27,051	28,158	(1,107)	-3.9%

Total revenue	$852,692	$628,666	$224,026	35.6%

REVLIMID® net sales increased by $189.9 million to $587.1 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in over 65 countries in addition to product reimbursement approvals.
VIDAZA® net sales increased by $39.8 million to $131.8 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, primarily due to increased sales in international markets resulting from the completion of product launches in key European regions during the latter part of 2009.

THALOMID® net sales decreased by $7.4 million to $97.8 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009. The decrease was primarily due to lower unit volumes in the United States, partly offset by a net decrease in sales adjustments.
The “other” net product sales category for the three-month period ended June 30, 2010 includes $3.6 million in sales of ISTODAX®, which we obtained in our acquisition of Gloucester in January 2010, in addition to FOCALIN®, and former Pharmion products to be divested.
Total net product sales for the three-month period ended June 30, 2010 increased by $224.9 million, or 37.6%, to $823.1 million compared to the three-month period ended June 30, 2009. The change was comprised of net volume increases of $214.1 million, price decreases of $2.9 million primarily resulting from increases in Medicaid rebates and the favorable impact from foreign exchange of $13.7 million.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources increased by $0.2 million to $2.5 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009. Revenues for both three-month periods included the sales of services through our Cellular Therapeutics subsidiary and income from miscellaneous licensing agreements.
Royalty Revenue: Royalty revenue decreased by $1.1 million to $27.1 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009. A decrease in residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK was partly offset by a net increase in royalties earned from Novartis based upon their FOCALIN XR® and RITALIN® sales.
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
Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. We expect that full year 2010 revenues will be negatively impacted by U.S. healthcare reform legislation by approximately $35 to $40 million. The primary components of the legislation that are expected to impact our business during 2010 include an increase in the Medicaid rebate from 15.1% to 23.1% and an extension of that rebate to Medicaid Managed Care Organizations. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules, and accordingly, the rebate accruals are determined primarily on estimated eligible sales.
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
Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2010 and 2009 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2010	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2010	$10,014	$4,107	$22,042	$32,442	$68,605
Allowances for sales during 2010	(210)	12,097	25,780	25,620	63,287
Credits/deductions issued for prior year sales	(1,409)	—	(455)	(593)	(2,457)
Credits/deductions issued for sales during 2010	(1,912)	(11,769)	(8,534)	(24,943)	(47,158)

Balance at June 30, 2010	$6,483	$4,435	$38,833	$32,526	$82,277

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2009	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2009	$13,238	$5,479	$8,931	$29,972	$57,620
Allowances for sales during 2009	4,827	9,565	10,965	22,407	47,764
Credits/deductions issued for prior year sales	(7,340)	(128)	(1,693)	(2,689)	(11,850)
Credits/deductions issued for sales during 2009	(2,136)	(10,754)	(8,802)	(22,655)	(44,347)

Balance at June 30, 2009	$8,589	$4,162	$9,401	$27,035	$49,187

A comparison of allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2010 and 2009, respectively, follows:
Returns and allowances decreased by $5.0 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, primarily due to reduced U.S. allowances and a $1.8 million favorable impact resulting from the adjustment of anticipated returns in international markets. The reduced U.S. allowances were the result of decreased revenue from products with higher return rates.
Discounts increased by $2.5 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, primarily due to revenue increases in the United States.
Government rebates increased by $14.8 million in the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, primarily due to reimbursement approvals in new markets as well as an increase in Medicaid rebate rates resulting from the Patient Protection and Affordable Care Act, or the Health Care Reform Act, enacted on March 23, 2010.
Chargebacks and distributor service fees increased by $3.2 million in the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, primarily due to increased distributor service fees.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended June 30, 2010 and 2009 were as follows:

	Three-Month Periods Ended
	June 30,			Percent
(Amounts in thousands)	2010	2009	Increase	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$67,993	$50,902	$17,091	33.6%
Percent of net product sales	8.3%	8.5%

Research and development	342,761	$218,500	$124,261	56.9%
Percent of total revenue	40.2%	34.8%

Selling, general and administrative	$219,262	$176,311	$42,951	24.4%
Percent of total revenue	25.7%	28.0%

Amortization of acquired intangible assets	$47,068	$22,667	$24,401	107.6%

Acquisition related charges	$7,836	$—	$7,836	N/A

Cost of Goods Sold (excluding amortization of acquired intangible assets)): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $17.1 million to $68.0 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, primarily due to an overall higher sales level, including an increase in sales of VIDAZA®, which carries a higher cost than our other primary products. As a percent of net product sales, cost of goods sold (excluding amortization expense) decreased to 8.3% in the 2010 three-month period from 8.5% in the 2009 three-month period, primarily due to increased sales of REVLIMID®, which more than offset the negative impact from increased sales of VIDAZA®.
Research and Development: Research and development expenses increased by $124.3 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, primarily due to a $121.2 million upfront payment in May 2010 to Agios Pharmaceuticals Inc., or Agios, related to a research and development collaboration arrangement, representing an increase of $86.7 million from the $34.5 million in upfront payments made during the three-month period ended June 30, 2009. In addition, spending increased in support of multiple programs across a broad range of diseases.
The following table provides a breakdown of research and development expenses:

	Three-Month Periods Ended
	June 30,
(Amounts in thousands)	2010	2009	Increase

Human pharmaceutical clinical programs	$101,435	$90,731	$10,704
Other pharmaceutical programs (1)	212,577	103,854	108,723
Drug discovery and development	23,637	20,949	2,688
Placental stem cell	5,112	2,966	2,146

Total	$342,761	$218,500	$124,261

(1)
Other pharmaceutical programs include spending for toxicology, analytical research and development, quality, regulatory affairs and upfront payments for research and development collaboration arrangements.

Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and other IMiDs® compounds; VIDAZA®; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits multiple proinflammatory mediators and which is currently being evaluated in Phase III clinical trials for the treatment of psoriasis and psoriatic arthritis; pomalidomide, which is currently being evaluated in Phase I and II clinical trials; CC-11050, for which Phase II clinical trials are planned; our kinase inhibitor programs; as well as our cell therapy programs.
Selling, General and Administrative: Selling, general and administrative expenses increased by $43.0 million to $219.3 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, partly due to a $22.6 million increase in donations to non-profit foundations. The remaining increase includes higher marketing and sales related expenses, partly due to ongoing product launch activities of VIDAZA® in Europe and ISTODAX® in the United States.
Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets increased by $24.4 million to $47.1 million for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, primarily due to $23.9 million of expense associated with an acceleration of amortization in 2010 related to the VIDAZA® intangible, which reflects an updated forecast related to VIDAZA®. An increase in amortization expense due to the amortization related to the Gloucester intangibles was partially offset by a reduction in expense associated with certain acquired developed product rights becoming fully amortized during 2009.

Acquisition Related Charges: Acquisition related charges include a $5.9 million accretion of the contingent consideration related to the acquisition of Gloucester in January 2010. If all milestones are achieved, the total amount to be accreted through 2015 would be $69.8 million. Also included are $1.9 million in costs related to the proposed acquisition of Abraxis.
Interest and Investment Income, Net: Interest and investment income was $10.1 million for the three-month period ended June 30, 2010, representing a decrease of $14.0 million from the $24.1 million recorded for the three-month period ended June 30, 2009. The decrease was primarily due to a $11.3 million net reduction in gains on sales of marketable securities for the three-month period ended June 30, 2010 compared to the three-month period ended June 30, 2009, in addition to lower yields on investments.
Equity in (Gains) Losses of Affiliated Companies: Under the equity method of accounting, we recorded a loss of $0.1 million for the three-month period ended June 30, 2010 compared to income of $0.2 million for the three-month period ended June 30, 2009.
Other Income (Expense), Net: Other income (expense), net was an expense of $5.1 million for the three-month period ended June 30, 2010 compared to income of $5.2 million for the three-month period ended June 30, 2009. The $10.3 million decrease in other income was primarily due to net losses on foreign currency forward contracts that have not been designated as hedges, compared with net gains in the three-month period ended June 30, 2009.
Income Tax Provision: The income tax provision for the three-month period ended June 30, 2010 was $16.9 million with an effective tax rate of 9.8%, which reflects the impact from our low tax manufacturing operations and our overall global mix of income. Tax expense included the favorable impact of a shift in projected earnings between U.S. and lower foreign tax jurisdictions. Tax expense also includes a net tax benefit of $12.5 million related to the settlement of a tax examination in the second quarter of 2010. The income tax provision for the three-month period ended June 30, 2009 was $46.3 million with an effective tax rate of 24.5%.
Six-Month Periods Ended June 30, 2010 and 2009
Total Revenue: Total revenue and related percentages for the six-month periods ended June 30, 2010 and 2009 were as follows:

	Six-Month Periods Ended
	June 30,		Increase	Percent
(Amounts in thousands)	2010	2009	(Decrease)	Change

Net product sales:
REVLIMID ®	$1,117,609	$759,789	$357,820	47.1%
VIDAZA ®	252,139	167,391	84,748	50.6%
THALOMID ®	201,838	219,206	(17,368)	-7.9%
Other	10,922	28,000	(17,078)	-61.0%

Total net product sales	$1,582,508	$1,174,386	$408,122	34.8%
Collaborative agreements and other revenue	4,924	4,598	326	7.1%
Royalty revenue	56,514	54,735	1,779	3.3%

Total revenue	$1,643,946	$1,233,719	$410,227	33.3%

REVLIMID® net sales increased by $357.8 million to approximately $1.118 billion for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in over 65 countries in addition to product reimbursement approvals.

VIDAZA® net sales increased by $84.7 million to $252.1 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, primarily due to increased sales in international markets resulting from the completion of product launches in key European regions during the latter part of 2009.
THALOMID® net sales decreased by $17.4 million to $201.8 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009. The decrease was primarily due to lower unit volumes in the United States.
The “other” net product sales category for the six-month period ended June 30, 2010 includes $4.1 million in sales of ISTODAX®, which we obtained in our acquisition of Gloucester in January 2010, in addition to FOCALIN®, and former Pharmion products to be divested. The “other” net product sales category for the six-month period ended June 30, 2009 included $20.1 million in sales of ALKERAN®, which was licensed from GSK and sold under our label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK, in addition to sales of FOCALIN® and former Pharmion products to be divested.
Total net product sales for the six-month period ended June 30, 2010 increased by $408.1 million, or 34.8%, to $1.583 billion compared to the six-month period ended June 30, 2009. The change was comprised of net volume increases of $346.9 million, price increases of $24.9 million and the favorable impact from foreign exchange of $36.3 million.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources increased by $0.3 million to $4.9 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009. Revenues for both six-month periods included the sales of services through our Cellular Therapeutics subsidiary and income from miscellaneous licensing agreements.
Royalty Revenue: Royalty revenue increased by $1.8 million to $56.5 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009. A net increase in royalties earned from Novartis based upon its FOCALIN XR® and RITALIN® sales was partly offset by a decrease in residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK.
Gross to Net Sales Accruals: Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2010 and 2009 were as follows:

	Returns			Chargebacks
(Amounts in thousands)	and		Government	and Dist.
2010	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2009	$7,360	$3,598	$18,111	$29,241	$58,310
Allowances for sales during 2010	5,826	22,975	42,940	52,890	124,631
Credits/deductions issued for prior year sales	(3,987)	(938)	(8,348)	(11,699)	(24,972)
Credits/deductions issued for sales during 2010	(2,716)	(21,200)	(13,870)	(37,906)	(75,692)

Balance at June 30, 2010	$6,483	$4,435	$38,833	$32,526	$82,277

	Returns			Chargebacks,
(Amounts in thousands)	and		Government	and Dist.
2009	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2008	$17,799	$3,659	$10,810	$23,386	$55,654
Allowances for sales during 2009	6,096	17,843	19,780	44,726	88,445
Credits/deductions issued for prior year sales	(13,168)	(2,305)	(11,042)	(10,335)	(36,850)
Credits/deductions issued for sales during 2009	(2,138)	(15,035)	(10,147)	(30,742)	(58,062)

Balance at June 30, 2009	$8,589	$4,162	$9,401	$27,035	$49,187

A comparison of allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2010 and 2009, respectively, follows:
Returns and allowances decreased by $0.3 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, primarily due to reduced U.S. provisions resulting from decreased revenue from products with higher return rates.
Discounts increased by $5.1 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, primarily due to revenue increases in the United States and international markets, both of which offer different discount programs.
Government rebates increased by $23.2 million in the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, primarily due to reimbursement approvals in new markets as well as an increase in Medicaid rebates resulting from the Health Care Reform Act.
Chargebacks and distributor service fees increased by $8.2 million in the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, primarily due to the increased distributor service fees.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the six-month periods ended June 30, 2010 and 2009 were as follows:

	Six-Month Periods Ended
	June 30,			Percent
(Amounts in thousands)	2010	2009	Increase	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$129,908	$115,201	$14,707	12.8%
Percent of net product sales	8.2%	9.8%

Research and development	$547,418	$399,747	$147,671	36.9%
Percent of total revenue	33.3%	32.4%

Selling, general and administrative	$427,241	$349,752	$77,489	22.2%
Percent of total revenue	26.0%	28.3%

Amortization of acquired intangible assets	$88,661	$46,292	$42,369	91.5%

Acquisition related charges	$12,698	$—	$12,698	N/A

Cost of Goods Sold (excluding amortization of acquired intangible assets)): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $14.7 million to $129.9 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, primarily due to overall higher sales levels, including an increase in sales of VIDAZA®, which carries a higher cost than our other primary products. The increase was partly offset by the elimination of higher cost ALKERAN® sales, resulting from the March 31, 2009 conclusion of the GSK license agreement. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 8.2% in the 2010 six-month period from 9.8% in the 2009 six-month period, primarily due to increased sales of low cost REVLIMID® and the lack of ALKERAN® sales in the 2010 six-month period. Excluding ALKERAN® in the six-month period ended June 30, 2009, the percent of net product sales would have been 8.6%.
Research and Development: Research and development expenses increased by $147.7 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, primarily due to a $121.2 million upfront payment to Agios related to a research and development collaboration arrangement, which represented an increase of $86.7 million from the $34.5 million in upfront payments made during the six-month period ended June 30, 2009. In addition, spending increased in support of multiple programs across a broad range of diseases.
The following table provides a breakdown of research and development expenses:

	Six-Month Periods Ended
	June 30,
(Amounts in thousands)	2010	2009	Increase

Human pharmaceutical clinical programs	$201,853	$185,447	$16,406
Other pharmaceutical programs (1)	285,634	168,430	117,204
Drug discovery and development	49,879	39,554	10,325
Placental stem cell	10,052	6,316	3,736

Total	$547,418	$399,747	$147,671

(1)
Other pharmaceutical programs include spending for toxicology, analytical research and development, quality and regulatory affairs and upfront payments for research and development collaboration arrangements.

Research and development expenditures support ongoing clinical progress in multiple proprietary development programs for REVLIMID® and other IMiDs® compounds; VIDAZA®; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits multiple proinflammatory mediators and which is currently being evaluated in Phase III clinical trials for the treatment of psoriasis and psoriatic arthritis; pomalidomide, which is currently being evaluated in Phase I and II clinical trials; CC-11050, for which Phase II clinical trials are planned; our kinase inhibitor programs; as well as our cell therapy programs.
Selling, General and Administrative: Selling, general and administrative expenses increased by $77.5 million to $427.2 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, partly due to a $23.9 million increase in donations to non-profit foundations. The remaining increase includes higher marketing and sales related expenses, partly due to ongoing product launch activities of VIDAZA® in Europe and ISTODAX® in the United States, in addition to the continued expansion of our international commercial activities and higher facilities costs.
Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets increased by $42.4 million to $88.7 million for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, primarily due to $47.9 million of expense associated with an acceleration of amortization in 2010 related to the VIDAZA® intangible, which reflects an updated forecast related to VIDAZA®. An increase in amortization expense due to the initiation of amortization related to the Gloucester intangibles was more than offset by a reduction in expense associated with certain acquired developed product rights becoming fully amortized during 2009.

Acquisition Related Charges: Acquisition related charges in 2010 includes a $10.8 million accretion of the contingent consideration related to the acquisition of Gloucester in January 2010 and $1.9 million in costs related to the proposed acquisition of Abraxis.
Interest and Investment Income, Net: Interest and investment income was $24.2 million for the six-month period ended June 30, 2010, representing a decrease of $17.3 million from the $41.5 million recorded for the six-month period ended June 30, 2009. The decrease was primarily due to a $11.3 million net reduction in gains on sales of marketable securities for the six-month period ended June 30, 2010 compared to the six-month period ended June 30, 2009, in addition to lower yields on investments.
Equity in (Gains) Losses of Affiliated Companies: Under the equity method of accounting, we recorded a gain of $0.6 million for the six-month period ended June 30, 2010 compared to a loss of $0.6 million for the six-month period ended June 30, 2009. The gain in the current six-month period was primarily due to an increase in the fair value of investments held by one of the entities in which we have invested.
Other Income (Expense), Net: Other income (expense), net was an expense of $1.3 million for the six-month period ended June 30, 2010 compared to income of $37.8 million for the six-month period ended June 30, 2009. The $39.1 million decrease in other income was due to a decrease in net gains on foreign currency forward contracts that have not been designated as hedges entered into in order to offset net foreign exchange gains and losses.
Income Tax Provision: The income tax provision for the six-month period ended June 30, 2010 was $70.8 million with an effective tax rate of 15.4%, which reflects the impact from our low tax manufacturing operations and our overall global mix of income. Tax expense included the favorable impact of a shift in projected earnings between U.S. and lower foreign tax jurisdictions. Tax expense also includes a net tax benefit of $12.5 million related to the settlement of a tax examination in the second quarter of 2010. The income tax provision for the six-month period ended June 30, 2009 was $94.7 million with an effective tax rate of 23.7%. Tax expense in 2009 included a net tax benefit of $5.3 million related to the settlement of tax examinations.
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2010 and 2009 were as follows:

	Six-Month Periods Ended
	June 30,
(Amounts in thousands)	2010	2009	Change

Net cash provided by operating activities	$595,051	$312,040	$283,011
Net cash used in investing activities	$(776,181)	$(532,317)	$(243,864)
Net cash used in financing activities	$(44,502)	$(13,718)	$(30,784)
Operating Activities: Net cash provided by operating activities for the six-month period ended June 30, 2010 increased by $283.0 million to $595.1 million as compared to the six-month period ended June 30, 2009. The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net earnings, partially offset by the upfront payment to Agios and the timing of receipts and payments in the ordinary course of business.

Investing Activities: Net cash used in investing activities for the six-month period ended June 30, 2010 increased by $243.9 million to $776.2 million as compared to the six-month period ended June 30, 2009. The 2010 investing activities are principally related to net cash used in the acquisition of Gloucester of $337.6 million partly offset by a reduction of net purchases of marketable securities available for sale to $383.3 million in the six-month period ended June 30, 2010 from $484.4 million of net purchases in the six-month period ended June 30, 2009.
Financing Activities: Net cash used in financing activities for the six-month periods ended June 30, 2010 and 2009 was $44.5 million and $13.7 million, respectively. The $30.8 million increase in net cash used in financing activities for the six-month period ended June 30, 2010 was primarily attributable to a reduction in excess tax benefits from share-based compensation arrangements partly offset by an increase in net proceeds from exercise of common stock and warrants.
Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Cash, cash equivalents, marketable securities available for sale and working capital as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
(Amounts in thousands)	2010	2009	Increase

Cash, cash equivalents and marketable securities available for sale	$3,144,617	$2,996,752	$147,865
Working capital (1)	$3,555,626	$3,302,109	$253,517

(1)
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The increase in cash, cash equivalents and marketable securities available for sale at June 30, 2010 compared to December 31, 2009 was primarily due to increased cash generated from operations, partly offset by the $337.6 million cash payment made for the Gloucester acquisition, $121.2 million upfront payment made to Agios related to a research and development collaboration arrangement and $104.0 million cash paid out under our share repurchase program announced in April 2009.
Accounts Receivable, Net: Accounts receivable, net increased by $38.7 million to $477.4 million as of June 30, 2010 compared to December 31, 2009, primarily due to increased sales of REVLIMID® and VIDAZA®. Days of sales outstanding at June 30, 2010 improved to 54 days compared to 56 days at December 31, 2009. The decrease in days of sales outstanding was primarily due to improved collections in both the United States and certain international markets.
Inventory: Inventory balances totaled $100.8 million at June 30, 2010 and were comparable to the levels at December 31, 2009. An increase in inventory levels due to the addition of ISTODAX® was offset by the divestiture of certain former Pharmion products.
Other Current Assets: Other current assets increased by $44.4 million to $303.4 million as of June 30, 2010 compared to December 31, 2009 due to an increase related to the fair value of foreign currency forward contracts, which was partly offset by a decrease in prepaid expenses.

Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities increased by $15.5 million to $461.5 million as of June 30, 2010 compared to December 31, 2009. The increase was primarily due to an increase in trade payables and sales related adjustments, which were partly offset by a reduction in payroll-related accruals.
Income Taxes Payable (Current and Non-Current): Income taxes payable decreased by $1.5 million to $467.7 million as of June 30, 2010 compared to December 31, 2009 primarily from tax payments of $83.2 million and tax benefit of stock options of $14.7 million, mostly offset by the current provision for income taxes of $98.0 million.
We expect continued growth in our expenditures, particularly those related to research and product development, clinical trials, regulatory approvals, international expansion, commercialization of products and capital investments. However, we anticipate that existing cash, cash equivalents and marketable securities available for sale, combined with cash received from expected net product sales and royalty agreements, will provide sufficient capital resources to fund our normal operations for the foreseeable future.
Proposed merger with Abraxis BioScience Inc.: We do not require financing for the proposed Merger with Abraxis. However, we are considering and may pursue financing arrangements on terms and conditions favorable to us, including, without limitation, an offering of debt securities, to maintain financial flexibility.
Financial Condition
At June 30, 2010, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, includes mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities, consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt—global include obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.
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
As of June 30, 2010, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and forward currency contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. Our Level 3 asset securities at June 30, 2010 consist of warrants for the purchase of equity securities in a non-publicly traded company in which we have invested and which is party to a collaboration and option agreement with us. Our Level 3 liabilities consist of a contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.

A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities were initially valued at the transaction price and subsequently valued based on inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active.
Contractual Obligations
For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2009 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2009 except for a pre-negotiated collaboration and licensing agreement entered into on April 14, 2010 with Agios, which is disclosed in Note 15 of the Notes to the Consolidated Financial Statements contained in this report. Potential milestone payments total approximately $3.9 billion, including approximately $2.3 billion contingent on the achievement of various research, development and regulatory approval milestones and approximately $1.6 billion in sales-based milestones.
Critical Accounting Estimates and Significant Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2009 Annual Report on Form 10-K. There have not been any material changes to such significant accounting policies and critical accounting estimates since December 31, 2009.

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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2010, our market risk sensitive instruments consisted of marketable securities available for sale, our note payable and certain foreign currency forward contracts.
Marketable Securities Available for Sale: At June 30, 2010, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities, consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt—global include obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.
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
As of June 30, 2010, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More Than
(Amounts in thousands)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$1,070,989	$1,089,351	$80,657	$3,121	$2,244,118
Fair value	$1,084,467	$1,115,432	$85,527	$3,254	$2,288,680
Average interest rate	0.6%	1.1%	2.1%	2.2%	0.9%
Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried). At June 30, 2010, the fair value of our note payable to Siegfried approximated the carrying value of the note of $20.9 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.

Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2010 and December 31, 2009 had settlement dates within 24 months. These foreign currency forward contracts are designated as cash flow hedges under ASC 815 and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
Foreign Currency	June 30, 2010	December 31, 2009

Euro	$779,653	$1,107,340
Canadian dollar	106,004	—
Japanese Yen	309,138	—

Total	$1,194,795	$1,107,340

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of June 30, 2010 and December 31, 2009, credit risk did not materially change the fair value of our foreign currency forward contracts.
We recognized an increase in net product sales for certain effective cash flow hedge instruments of $20.9 million and $21.1 million for the three- and six-month periods ended June 30, 2010, respectively, and a reduction of $5.8 million and $6.6 million for the three- and six-month periods ended June 30, 2009, respectively. These settlements were recorded in the same period as the related forecasted sales occurred. We recognized an immaterial increase in research and development expenses for the settlement of certain effective cash flow hedge instruments for the three- and six-month periods ended June 30, 2010 and a decrease in research and development expenses for the settlement of certain effective cash flow hedge instruments of $0.6 million and $1.6 million for the three- and six-month periods ended June 30, 2009, respectively. These settlements were recorded in the same period as the related forecasted research and development expenses occurred. Changes in time value, which we excluded from the hedge effectiveness assessment, were included in other income, net.
We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under ASC 815 and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2010 and December 31, 2009 were $418.3 million and $483.2 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2010 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $150.9 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or remeasured through earnings each period along with the underlying asset or liability.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Our legal proceedings are described in Part I, Item 3, “Legal Proceedings,” of our 2009 Annual Report on Form 10-K. All legal proceedings in the above-mentioned section have been either dismissed or settled. In particular, we note the following update regarding THALOMID® below.
THALOMID®
Barr Laboratories, Inc., or Barr, a generic drug manufacturer located in Pomona, New York, filed an ANDA for the treatment of ENL in the manner described in our label and seeking permission from the FDA to market a generic version of 50mg, 100mg and 200mg THALOMID®. Barr then withdrew its ANDA filing from the FDA, mooting the issue. For this reason, Barr and Celgene obtained a dismissal of all ANDA litigations and claims that flowed from Barr’s various certifications relative to this ANDA. This dismissal was entered by the U.S. District Court of New Jersey on May 26, 2010.

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
Our ability to sell our products to hospitals in the United States depends in part on our relationships with GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position may suffer.

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
During the next several years, the growth of our business will be largely dependent on the commercial success of REVLIMID®, THALOMID® and VIDAZA®. We cannot predict whether these or our other existing or new products will be accepted by regulators, physicians, patients and other key opinion leaders as effective drugs with certain advantages over existing or future therapies. We are continuing to introduce our products in additional international markets and to obtain approvals for additional indications both in the United States and internationally. A delay in gaining the requisite regulatory approvals for these markets or indications could negatively impact our growth plans and the value of our stock.
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
In the fourth quarter of 2009, we received a civil inquiry and demand from the FTC. The FTC requested documents and other information relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs in order to evaluate whether there is reason to believe that we have engaged in unfair methods of competition. We continue to cooperate with the FTC’s request for information.
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
While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all potential risks and liabilities. If any litigation or governmental investigation were to have a material adverse result, there could be a material impact on our results of operations, cash flows or financial position. See also Legal Proceedings contained in Part I, Item 3 of our 2009 Annual Report on Form 10-K and Part II, Item 1 of this Quarterly Report on Form 10-Q.
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
In all the countries where we sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling, distribution and storing. All of our suppliers of raw materials, contract manufacturers and distributors must comply with these regulations as applicable. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA’s current Good Manufacturing Practice regulations and guidelines. Our failure to comply, or failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products.

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
Due to the ongoing tightening of global credit, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including portions of our product manufacturing, royalty revenue, clinical development of future collaboration products, conduct of clinical trials and raw materials. If such third parties are unable to satisfy their commitments to us, our business could be adversely affected.

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
In addition, our operations may be materially affected by conditions in the global markets and economic conditions throughout the world, including the current global economic and market instability. The global market and economic climate may continue to deteriorate because of many factors beyond our control, including continued economic instability and market volatility, sovereign debt issues, rising interest rates or inflation, terrorism or political uncertainty. In the event of a continued or future market downturn in general and/or the biotechnology sector in particular, the market price of our common stock may be adversely affected.
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
(c) Issuer Purchases of Equity Securities
The following table presents the total number of shares purchased during the quarter ended June 30, 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program and the approximate dollar value of shares that still could have been purchased:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs

April 1 - April 30	—	$—	—	$290,538,763
May 1 - May 31	1,277,700	$57.77	1,277,700	$216,694,532
June 1 - June 30	576,100	$52.42	576,100	$186,492,850
On April 24, 2009, the Board of Directors approved a common stock share repurchase program which was publicly announced by us on April 27, 2009. The program authorized the purchase of up to $500.0 million (or approximately 12.5 million shares at the approval date) of our outstanding common stock in the open market or through privately negotiated transactions, directly or through brokers or agents, and will expire April 2011. The average price paid per share is based on the price paid per share in the open market and excludes any adjustments related to the share repurchase program.
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

101
The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CELGENE CORPORATION

DATE: August 3, 2010	By:	/s/ David W. Gryska
David W. Gryska
Sr. Vice President and Chief Financial Officer

DATE: August 3, 2010	By:	/s/ Andre Van Hoek
Andre Van Hoek
Corporate Controller and Chief Accounting Officer