Form 10-K
period 2010-12-31
CELGENE CORP /DE/
filed 2011-03-01
CIK 816284

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34912
CELGENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2711928 (I.R.S. Employer Identification No.)

86 Morris Avenue Summit, New Jersey (Address of principal executive offices)	07901 (Zip Code)

(908) 673-9000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $.01 per share Contingent Value Rights	NASDAQ Global Select Market NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second quarter, was $23,349,073,366 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date.

There were 464,898,965 shares of Common Stock outstanding as of February 18, 2011.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

Celgene Corporation and its subsidiaries (collectively “we”, “our” or “us”) is a global integrated biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. We are dedicated to innovative research and development which is designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as immunomodulation and intracellular signaling pathways in hematology, oncology and immune-inflammatory diseases. The products we develop are designed to treat life-threatening diseases or chronic debilitating conditions. Building on our growing knowledge of the biology underlying hematological and solid tumor cancers as well as in immune-inflammatory diseases, we are investing in a range of innovative therapeutic programs that are investigating ways to treat and manage chronic diseases by targeting the disease source through multiple mechanisms of action.

Our primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®), ABRAXANE®, which was obtained in the October 2010 acquisition of Abraxis BioScience, Inc., or Abraxis, and ISTODAX®, which was obtained in the January 2010 acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester. Additional sources of revenue include sales of FOCALIN® exclusively to Novartis Pharma AG, or Novartis, a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, residual royalty payments from GlaxoSmithKline, or GSK, based upon GSK’s ALKERAN® revenues through the end of March 2011, sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

In 1986, we were spun off from Celanese Corporation and, in July 1987, completed an initial public offering. Our initial operations focused on the research and development of chemical and biotreatment processes for the chemical and pharmaceutical industries. We subsequently completed the following strategic acquisitions that strengthened our research and manufacturing capabilities in addition to enhancing our commercialized products:

•	In August 2000, we acquired Signal Pharmaceuticals, Inc., currently Signal Pharmaceuticals, LLC, a privately held biopharmaceutical company focused on the discovery and development of drugs that regulate genes associated with disease.

•	In December 2002, we acquired Anthrogenesis Corp., a privately held New Jersey-based biotherapeutics company and cord blood banking business, developing technologies for the recovery of stem cells from human placental tissues following the completion of full-term, successful pregnancies. Anthrogenesis d/b/a Celgene Cellular Therapeutics, or CCT, now operates as our wholly owned subsidiary engaged in the research, recovery, culture-expansion, preservation, development and distribution of placental cells, including stem and progenitor cells, as therapeutic agents.

•	In March 2008, we acquired Pharmion Corporation, or Pharmion, a global biopharmaceutical company that acquired, developed and commercialized innovative products for the treatment of hematology and oncology patients. Pharmion was acquired to enhance our portfolio of therapies for patients with life-threatening illnesses worldwide with the addition of Pharmion’s marketed products, and several products in development for the treatment of hematological and solid tumor cancers. By combining this new product portfolio with our existing operational and financial capabilities, we enlarged our global market share through increased product offerings and expanded clinical, regulatory and commercial capabilities.

•	In January 2010, we acquired Gloucester, a privately held pharmaceutical company which developed new therapies that address unmet medical needs in the treatment of hematological cancers, including cutaneous T-cell lymphoma, or CTCL, peripheral T-cell lymphoma, or PTCL, and other hematological malignancies. Gloucester was acquired to advance our leadership position in the development of disease-altering therapies through innovative approaches for patients with rare and debilitating blood cancers.

•	In October 2010, we acquired Abraxis, a fully integrated global biotechnology company dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients treatments for cancer and other critical illnesses. The acquisition of Abraxis accelerates our strategy to become a global leader in oncology and adds ABRAXANE®, which is based on Abraxis’ proprietary tumor-targeting platform known as nab® technology, to our existing portfolio of leading cancer products.

For the year ended December 31, 2010, we reported revenue of $3.626 billion, net income of $880.5 million and diluted earnings per share of $1.88. Revenue increased by $935.9 million in 2010 compared to the year ended December 31, 2009 primarily due to our continuing expansion into international markets, growth of REVLIMID® and VIDAZA® in both U.S. and international markets and the inclusion of sales of ABRAXANE® and ISTODAX® subsequent to the acquisition dates of Abraxis and Gloucester, respectively. Net income and earnings per share for 2010 reflect the earnings contributions from a higher sales level, partly offset by increased spending for new product launches, research and development, expansion of our international operations and additional costs related to the acquisitions of Gloucester and Abraxis.

Our future growth and operating results will depend on the continued acceptance of our marketed products, future regulatory approvals and successful commercialization of new products and new product indications, depth of our product pipeline, competition with our marketed products and challenges to our intellectual property. See also Forward-Looking Statements and Risk Factors contained in Part I, Item 1A of this Annual Report on Form 10-K.

COMMERCIAL STAGE PRODUCTS

REVLIMID® (lenalidomide):  REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets, in combination with dexamethasone, for treatment of patients with multiple myeloma who have received at least one prior therapy. In the United States and select international markets, it is also approved for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. In June 2010, Japan’s Ministry of Health, Labor and Welfare granted REVLIMID® full marketing authorization for use in combination with dexamethasone as a treatment for patients with relapsed or refractory multiple myeloma, who have received at least one prior standard therapy and, in August 2010, for the treatment of patients with MDS associated with a deletion 5q cytogenetic abnormality. REVLIMID® has obtained orphan drug designation for the treatment of multiple myeloma and MDS in the United States and a number of international markets. REVLIMID® is approved in 16 countries in Latin America where it is distributed through an agreement with Tecnofarma S.A., or Tecnofarma.

REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the safe and appropriate distribution and use of REVLIMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.

REVLIMID® continues to be evaluated in numerous clinical trials worldwide either alone or in combination with one or more other therapies in the treatment of a broad range of hematological malignancies, including multiple myeloma, MDS, non-Hodgkin’s lymphoma, or NHL, chronic lymphocytic leukemia, or CLL, other cancers and other diseases.

VIDAZA® (azacitidine for injection):  VIDAZA®, which is licensed from Pfizer, is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network, or NCCN, and is marketed in the United States for the treatment of all subtypes of MDS. VIDAZA® has been granted orphan drug designation for the treatment of MDS through May 2011. In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS as well as acute myeloid leukemia, or AML, with 30% blasts and has been granted orphan drug designation for the treatment of MDS and AML, expiring December 2018. VIDAZA® is distributed through the traditional pharmaceutical industry supply chain. In Latin America, VIDAZA® is distributed primarily by Tecnofarma and by Labratorio Varifarma S.A. (Argentina) and United Medical (Brazil).

THALOMID® (thalidomide):  THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence.

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

ABRAXANE®:  ABRAXANE® for injectable suspension (paclitaxel protein-bound particles for injectable suspension) (albumin-bound) was approved by the U.S. Food and Drug Administration, or FDA, in January 2005, based on a 505(b)(2) submission, for the treatment of metastatic breast cancer and, as of December 2010, was approved for marketing in 42 countries. ABRAXANE® represents the first in a new class of protein-bound drug particles that takes advantage of albumin, a natural carrier of water insoluble molecules found in humans.

ISTODAX® (romidespin):  is a histone deacetylase, or HDAC, inhibitor, which was approved by the FDA for the treatment of CTCL in patients who have received at least one prior systemic therapy. We are currently pursuing an additional indication in PTCL in the United States and plan to file for an approval in both PTCL and CTCL in the European Union, or E.U.

FOCALIN® and RITALIN®:  We licensed the worldwide rights (excluding Canada) to FOCALIN® and FOCALIN XR® to Novartis for the treatment of attention deficit hyperactivity disorder, or ADHD, and retained the rights to these products for the treatment of oncology-related disorders. We sell FOCALIN® exclusively to Novartis and receive royalties on all of Novartis’ sales of FOCALIN XR®. FOCALIN® is formulated with the active d-isomer of methylphenidate and contains only the more active isomer responsible for the effective management of the symptoms of ADHD. We also licensed the rights to the RITALIN® family of ADHD-related products to Novartis and receive royalties on their sales.

ALKERAN® (melphalan):  ALKERAN® was licensed from GSK and sold under the Celgene label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK. ALKERAN® was approved by the FDA for the palliative treatment of multiple myeloma and of carcinoma of the ovary. Subsequent to the conclusion date of the ALKERAN® license, and ending in March 2011, we will continue to receive residual payments from GSK based upon its ALKERAN® revenues.

Current evaluations of our commercial stage products and their targeted disease indications are outlined in the following table:

Product	Disease Indication	Status

REVLIMID	Newly Diagnosed Multiple Myeloma	Phase III complete, submitted EU regulatory filing, US regulatory filing pending
	NHL	Phase III trials ongoing
	CLL	Phase III trials ongoing
	Prostate cancer	Phase III trial ongoing
	MDS	Phase III trial ongoing

ABRAXANE	Non-small cell lung cancer	Phase III trial completed accrual, filing pending
	Pancreatic cancer	Phase III trial ongoing
	Melanoma	Phase III trial ongoing
	Bladder cancer	Phase II trail ongoing
	Ovarian cancer	Phase II trail ongoing

ISTODAX	CTCL	Approved in US, filing in EU pending
	PTCL	Filed for approval in US, filing in EU pending

VIDAZA	AML	Phase III trial enrolling

PRECLINICAL AND CLINICAL — STAGE PIPELINE

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

Pomalidomide:  Pomalidomide is an IMiD® drug, a proprietary, novel, small molecule that is orally available and modulates the immune system and other biologically important targets. Pomalidomide is being evaluated in a Phase III clinical trial for the treatment of myelofibrosis. A Phase III clinical trial is being planned to evaluate pomalidomide as a treatment for patients with relapsed/refractory multiple myeloma.

Additional IMiDs® compounds are in preclinical development. Our IMiDs® compounds are covered by an extensive and comprehensive intellectual property estate of U.S. and foreign-issued patents and pending patent applications including composition-of-matter, use and other patents and patent applications.

ORAL ANTI-INFLAMMATORY AGENTS:  Our oral pluripotent immunomodulators are members of a proprietary pipeline of novel small molecules with anti-inflammatory activities that impede the production of multiple proinflammatory mediators by inhibiting PDE-4, also causing reductions in TNF-α as well as interleukin-8, or IL-8, IL-17 and IL-23, interferon-gamma, leukotrienes and nitric oxide synthase and it up regulates IL-10. Apremilast is our lead investigational drug in this class of anti-inflammatory compounds and is currently being evaluated as a potential therapy for patients with moderate-to-severe psoriasis and psoriatic arthritis as well as rheumatoid arthritis in six Phase III clinical trials. We are also exploring the use of apremilast in additional rheumatic, dermatologic and inflammatory diseases to determine its potential. In addition, we are investigating our next generation oral pluripotent immunomodulator, CC-11050, which has completed Phase I trials, towards evaluating its safety and efficacy in a number of inflammatory conditions and are moving forward with its development.

KINASE INHIBITORS:  We have generated valuable intellectual property in the identification of multiple kinases that regulate pathways critical in inflammation and oncology. Our oral kinase inhibitor platform includes inhibitors of the c-Jun N-terminal kinase, or JNK, mTOR kinase, spleen tyrosine kinase, or Syk, c-fms tyrosine kinase, or c-FMS, and DNA-dependent protein kinase, or DNAPK. Our oral Syk, c-FMS and DNAPK kinase inhibitors are being investigated in pre-clinical studies and targeting human trials in 2012. Our oral JNK inhibitor, CC-401, has successfully completed a Phase I trial in healthy volunteers and in AML patients to determine safety and tolerability. No further studies with CC-401 are planned at this time as we intend to advance our new second generation JNK inhibitors, specifically CC-930, which recently completed a Phase Ib multiple dose study. We are also planning to investigate CC-930 in fibrotic conditions assuming safety and tolerability continue to be acceptable.

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

ABI COMPOUNDS:  ABI compounds are targeted nanoparticle, albumin-bound compounds being investigated for potential treatment of solid tumor cancers. These compounds include: ABI-008 (nab® -docetaxel), which is in a Phase II trial for hormone refractory prostate cancer; ABI-009 (nab® -rapamycin), which is an mTOR inhibitor currently in a Phase I trial in patients with solid tumors; ABI-010 (nab® -17AAG), which is an Hsp90 inhibitor that completed pre-clinical analysis and the initial new drug application, or IND, was approved by the FDA in May 2008; and ABI-011 (nab® -thiocolchicine dimer), which is a novel thiocolchicine with dual mechanisms of action showing both microtubule destabilization and the disruption of topoisomerase-1 activity. An IND was filed in the third quarter of 2009.

COROXANEtm (nanometer-sized paclitaxel, ABRAXANE®, under the trade name COROXANEtm):  COROXANEtm is currently closing its Phase II clinical studies for coronary restenosis as well as peripheral artery (superficial femoral artery) restenosis. The SNAPIST series of studies examines the use of COROXANEtm in the treatment of coronary artery restenosis, including the use of COROXANEtm in patients receiving bare metal stents. COROXANEtm, administered with bare metal stents may address the issue of incomplete re-endothelialization and acute thrombosis associated with drug-eluting stents. COROXANEtm administered following balloon angioplasty in the superficial femoral artery may help reduce the incidence of restenosis in these patients. We currently intend to seek a strategic partner for the further development and marketing of COROXANEtm.

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

Stem cell based therapies offer the potential to provide disease-modifying outcomes for serious diseases which lack adequate therapy. We have developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, auto-immune diseases including Crohn’s disease and multiple sclerosis, neurological disorders including stroke and amyotrophic lateral sclerosis, or ALS, graft-versus-host disease, or GVHD, and other immunological / anti-inflammatory, rheumatologic and bone disorders. We have initiated Phase II studies for our human placenta derived cell product, PDA-001, to evaluate PDA-001 as a potential treatment for patients with moderate-to-severe Crohn’s disease refractory to oral corticosteroids and immune suppressants, patients with multiple sclerosis, and patients with stroke or rheumatoid arthritis.

We also maintain an IND with the FDA for a trial with human umbilical cord blood in sickle cell anemia and an IND for human placental-derived stem cells, or HPDSC, to support a study to assess the safety of its transplantation with umbilical cord blood stem cells, obtained from fully or partially matched related donors in subjects with certain malignant hematological diseases and non-malignant disorders. We are continuing additional preclinical and clinical research to define further the potential of placental-derived stem cells and to characterize other placental-derived products.

SOTATERCEPT (ACE-011):  We have a collaboration with Acceleron Pharma, or Acceleron, to develop sotatercept. Sotatercept acts as a decoy receptor for members of the growth and differentiation factor, or GDF, family of ligands that bind the ACTIIRB receptor, with highest affinity for Activin A and B. Two Phase I clinical studies have been completed (A011-01 and A011-02); and two Phase II studies (A011-04 and A011-08) are closed and awaiting completion of the clinical study report. Three additional Phase II clinical studies have been initiated and are currently ongoing (A011-REN-001 in end stage renal anemia, A011-NSCL-001 for chemotherapy-induced anemia in non-small cell lung cancer, or NSCLC, patients and A011-ST-001 to evaluate effects on red blood cell mass and plasma volume).

CELGENE LEADING PRODUCT CANDIDATES

The development of our leading new drug candidates and their targeted disease indications are outlined in the following table:

Product	Disease Indication	Status

IMiDs® Compounds:
Pomalidomide (CC-4047)	Myelofibrosis	Phase III trial ongoing
	Multiple myeloma	Phase II trial ongoing, pivotal trial planned
Oral Anti-Inflammatory:
Apremilast (CC-10004)	Psoriasis	Phase III trials ongoing
	Psoriatic arthritis	Phase III trials ongoing
	Rheumatoid arthritis	Phase II trial enrolling
CC-11050	Cutaneous lupus	Phase II trial ongoing

Kinase Inhibitors:
JNK CC-930	Idiopathic pulmonary fibrosis	Phase II trial ongoing

Small Cell Lung Cancer:
Amrubicin	Small cell lung cancer	Phase III trial completed

Nab®-docetaxel (ABI-008)	Solid tumors	Phase I completed in hormone-refractory prostate cancer (HRPC).
Phase II trial ongoing

Nab®-rapamycin (ABI-009)	Solid tumors	Phase I trial ongoing

Nab®-17AAG (ABI-010)	Solid tumors	Phase I trial planned

Nab®-thiocolchicine dimer (ABI-011)	Solid tumors	IND filed
Cellular Therapies:
PDA-001	Crohn’s disease	Phase II trial ongoing
	Multiple sclerosis	Phase Ib trial ongoing
	Ischemic stroke	Phase II trial ongoing
	Rheumatoid arthritis	Phase II trial ongoing
Activin Biology:
Sotatercept (ACE-011)	Renal anemia	Phase II trial ongoing
	Chemotherapy induced anemia	Phase II trial ongoing

PATENTS AND PROPRIETARY TECHNOLOGY

We consider intellectual property protection (including but not limited to patents and regulatory exclusivities) relative to certain products- particularly those products discussed below- to be critical to our operations. For many of our products, in addition to compound patents we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.

KEY PRODUCTS: TABLE OF EXCLUSIVITIES

The following table shows the estimated expiration dates in the United States and in Europe of the last-to-expire period of exclusivity (regulatory or patent) related to the following approved drugs:

	U.S.	Europe

REVLIMID® brand drug (U.S. drug substance patent) (European Patent Office, or EPO use/drug product patent)	2026	2023
THALOMID® brand drug (use and/or drug product patents)	2023	2019
VIDAZA® brand drug (U.S. and EMA regulatory exclusivities only)	2011	2018
ABRAXANE® brand drug (U.S. use/drug product patent) (EMA regulatory exclusivity)	2024	2018
ISTODAX® brand drug (U.S. drug substance patents) (EMA regulatory exclusivity upon approval)	2021	(10 years regulatory exclusivity upon approval)
FOCALIN® brand drug (U.S. use patents)	2015	N/A
FOCALIN XR® brand drug (U.S. use patents) (EPO drug product patent)	2015	2018
RITALIN LA® brand drug (U.S. use patents) (EPO drug product patent)	2015	2018

In the United States, the patents covering the REVLIMID® brand drug include thirteen (13) patents that are listed in the Orange Book, all of which are assigned to us. The last-to-expire patent (2026), U.S. Patent No. 7,465,800, covers certain polymorphic forms of the pharmaceutically active ingredient of REVLIMID® brand drug.

REVLIMID® brand drug is also covered in foreign countries by patents and patent applications that are equivalent to those listed in the U.S. Orange Book. For example, patents related to the active pharmaceutical ingredient, uses and pharmaceutical compositions are granted in Europe. The patents are currently scheduled to expire in 2017 or 2018, except that patents granted in certain European countries such as, for example, Spain, France, Italy, Germany and the United Kingdom will not expire until 2022 due to the supplementary protection certificates, or SPCs, granted in these countries. In addition, patents in Europe that relate to uses of and products comprising lenalidomide relative to multiple myeloma will not expire until 2023.

The patents covering THALOMID® brand drug in the United States include thirteen (13) patents that are listed in the Orange Book. The last-to-expire patent (2023), U.S. Patent No. 7,230,012, that is assigned to us, covers marketed THALOMID® formulations.

In foreign countries, THALOMID® brand drug is also covered by patents and patent applications that are equivalent to those listed in the U.S. Orange Book. Patents related to the approved uses of thalidomide are granted in Europe. The patents are currently scheduled to expire in 2014 or 2017, except that patents granted in certain European countries, such as for example, Spain, France and Italy, will not expire until 2019 due to the SPCs granted in these countries.

Exclusivity with respect to the currently approved formulation for VIDAZA® brand drug stems from regulatory mechanisms. In the United States, orphan drug exclusivity with respect to VIDAZA® brand drug expires in May 2011. In Europe, new drug and orphan exclusivities relative to VIDAZA® brand drug expire in December 2018.

The patents covering ABRAXANE® brand drug in the United States include eight (8) patents that are listed in the Orange Book. The last-to-expire patent (2024), U.S. Patent No. 7,820,788, covers marketed ABRAXANE® formulations. In Europe, new drug exclusivity relative to ABRAXANE® brand drug expires in 2018. We have applied for Supplementary Protection Certificates in Europe relative to EP 0 961 612 B1 that, if granted, would extend exclusivity for ABRAXANE® brand drug to 2022. EP 0 961 612 B1 presently is under opposition at the European Patent Office by Teva Pharmaceutical Industries Ltd.

Our acquisition of Gloucester Pharmaceuticals Inc. included the acquisition of certain intellectual properties relative to ISTODAX® brand drug. United States Patent No. 4,977,138 is presently estimated to expire on July 6, 2011. The remaining two patents, related to alternate forms of the active pharmaceutical ingredient of ISTODAX® brand drug, expire on the same date: August 22, 2021.

In the United States, the patents covering FOCALIN® brand drug include three (3) patents that are listed in the Orange Book. All of these patents are assigned to us. These patents all expire on the same date: December 4, 2015.

In the United States, the patents covering FOCALIN XR® brand drug comprise six (6) patents that are listed in the Orange Book. All of these six (6) patents are assigned to us. These patents all expire on the same date: December 4, 2015. A relevant European patent, owned by us, expires on June 9, 2018.

In the United States, the patents covering RITALIN LA® brand drug comprise three (3) patents that are listed in the Orange Book. All of these three (3) patents are assigned to us. These patents all expire on the same date: December 4, 2015. A relevant European patent, owned by us, expires on June 9, 2018.

In terms of our United States patents for FOCALIN®, FOCALIN XR® and RITALIN LA® brand drugs, the previously disclosed litigations with generic drug companies (i.e. TEVA Pharmaceuticals USA, Inc., IntelliPharmaCeutics Corp., Actavis South Atlantic LLC, Abrika Pharmaceuticals, Inc., Barr Pharmaceutical, Inc. and KV Pharmaceutical Company), see annual report on Form 10-K filed on February 18, 2010, were resolved pursuant to confidential settlements which do allow for the entrance of their respective generic products in the United States prior to the 2015 patent expirations, should their respective ANDA applications have FDA approval.

As noted above, patent protection is very important to us and our business and, therefore, we have applied for and received SPCs in Europe relative to certain in-licensed CMCC thalidomide patents. These SPCs, reflected in the chart above, extend the terms of these patents relative to certain uses of thalidomide to 2019. In addition, also as reflected in the chart above, we have applied for and received SPCs to 2022 in Europe relative to lenalidomide. In the United States, we have been granted a patent term extension of our REVLIMID® composition of matter patent to 2019. By way of further example, in the United States, and as reflected in the chart above, we have been granted patent term adjustment with respect to a REVLIMID® polymorph patent; this patent is presently scheduled to expire in 2026.

Patent term extensions have been granted in other markets as well including Australia and Korea relative to certain of our patents claiming lenalidomide. Patent term extension applications relative to lenalidomide also are pending in Japan. In addition, we have actively considered and may pursue alternate exclusivity strategies, mostly related to international treaties, in a variety of countries throughout Latin America.

Trade secret strategies also are integral to our success. There exist certain trade secrets related to many of our key products, including ABRAXANE® brand drug.

Our brand names, logos and trademarks are also important to us and in the aggregate important to our success. We maintain both registered and common law trademarks. Common law trademark protection typically continues where and for as long as the mark is used. Registered trademarks continue in each country for as long as the trademark is registered,

In total, we own or have exclusively licensed over 280 issued U.S. patents. In addition, approximately 310 additional pending patent applications are owned by or exclusively licensed to us. We have a policy to seek worldwide patent protection for our inventions and have foreign patent rights corresponding to most of our U.S. patents.

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

Our research leads us to seek patent protection for molecular targets and drug discovery technologies, as well as therapeutic and diagnostic products and processes. More specifically, proprietary technology has been developed for use in molecular target discovery, the identification of regulatory pathways in cells, assay design and the discovery and development of pharmaceutical product candidates. An increasing percentage of our recent patent applications have been related to potential product candidates or compounds. As of December 2010, included in those inventions described above, we owned, in whole or in part, over 100 issued U.S. patents and have filed over 110 U.S. pending patent applications, including pending provisional applications, some of which are related to sponsored or collaborative research relationships.

CCT, our cellular therapeutics subsidiary, seeks patent protection for the collection, processing, composition, formulation and uses of mammalian placental and umbilical cord tissue and placental and umbilical cord stem cells, as well as cells and biomaterials derived from the placenta. As of December 2010, CCT owned, in whole or in part, 10 U.S. patents, including claims to novel cells and cellular compositions. In addition, CCT has approximately 60 U.S. patent applications, including pending provisional applications.

Our patents are regularly subject to challenge by generic drug companies and manufacturers. See Part I, Item 3, “Legal Proceedings.” We rely on several different types of patents to protect our products, including, without limitation, compound, polymorph, formulation and method of use patents. We do not know whether any of these patents will be circumvented, invalidated or found unenforceable as a result of challenge by generic companies or manufacturers. For a more detailed discussion of risks related to our patent portfolio see Part I, Item 1A, “Risk Factors.”

GOVERNMENTAL REGULATION/EXCLUSIVITIES AFFORDED BY REGULATORY AUTHORITIES

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

Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a “rare disease or condition” as an “orphan drug.” The term “orphan drug” can refer to either a drug or biologic. A rare disease or condition is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the United States for such drug or product containing the active ingredient for the same indication unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of other labeled indications. The period of orphan exclusivity is concurrent with any patent exclusivity that relates to the drug or biologic. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs’ development. Possible amendment of the Orphan Drug Act by the U.S. Congress and possible reinterpretation by the FDA has been discussed by regulators and legislators. FDA regulations reflecting certain definitions, limitations and procedures for orphan drugs initially went into effect in January 1993 and were amended in certain respects in 1998. Therefore, there is no assurance as to the precise scope of protection that may be afforded by orphan drug status in the future or that the current level of exclusivity and tax credits will remain in effect. Moreover, even if we have an orphan drug designation for a particular use of a drug, there can be no assurance that another company also holding orphan drug designation will not receive approval prior to us for the same indication. If that were to happen, our applications for that indication could not be approved until the competing company’s seven-year period of exclusivity expired. Even if we are the first to obtain approval for the orphan drug indication, there are certain circumstances under which a competing product may be approved for the same indication during our seven-year period of exclusivity. Further, particularly in the case of large molecule drugs or biologics, a question can be raised whether the competing product is really the “same drug” as that which was approved. In addition, even in cases in which two products appear to be the same drug, the agency may approve the second product based on a showing of clinical superiority compared to the first product. In order to increase the development and marketing of drugs for rare disorders, regulatory bodies outside the United States have enacted regulations similar to the Orphan Drug Act. REVLIMID® brand drug has been granted orphan medicinal product designation by the European Commission, or EC, for treatment of CLL following the favorable opinion of the European Medicines Agency’s, or EMA, Committee for Orphan Medicinal Products.

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

Under the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, or the Act, products covered by approved NDAs or supplemental NDAs may be protected by periods of patent and/or non-patent exclusivity. During the exclusivity periods, the FDA is generally prevented from granting effective approval of an abbreviated NDA, or ANDA. Further, NDAs submitted under 505(b)(2) of the Food, Drug and Cosmetic Act may not reference data contained in the NDA for a product protected by an effective and unexpired exclusivity. ANDAs and 505(b)(2) applications are generally less burdensome than full NDAs in that, in lieu of new clinical data, the applications rely in whole, or in part, upon the safety and efficacy findings of the referenced approved drug in conjunction with bridging data, typically bioequivalence data. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities. While the Act provides for ANDA and 505(b)(2) abbreviated approval pathways for drugs earlier submitted as NDAs and approved under section 505 of the Act, there are presently no similar provisions for biologics submitted as BLAs and approved under the Public Health Service, or PHS, Act. There is currently no abbreviated application that would permit approval of a generic or “follow-on” biologic based on the FDA’s earlier approval of another manufacturer’s application under section 351 of the PHS Act.

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

COMPETITION

The pharmaceutical and biotechnology industries are each highly competitive. We also compete with universities and research institutions in the development of products and processes, and in the acquisition of technology from outside sources.

Competition in the pharmaceutical industry, and specifically in the oncology and immune-inflammatory areas, is particularly intense. Numerous pharmaceutical, biotechnology and generic drug companies have extensive anti-cancer and anti-inflammatory drug discovery, development and commercial resources. Abbott Laboratories, Amgen Inc., or Amgen, AstraZeneca PLC., Biogen Idec Inc., Bristol-Myers Squibb Co., Eisai Co., Ltd., F. Hoffmann-LaRoche Ltd., Johnson and Johnson, Merck and Co., Inc., Novartis AG, Pfizer, Sanofi-Aventis and Takeda Pharmaceutical Co. Ltd., or Takeda, are among some of the companies researching and developing new compounds in the oncology, inflammation and immunology fields. We, along with other pharmaceutical brand-name makers, face the challenges brought on by generic drug manufacturers in their pursuit of obtaining bulk quantities of certain drugs in order for them to be able to develop similar versions of these products and be ready to market as soon as permitted.

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

Our competition will be determined in part by the indications and geographic markets for which our products are developed and ultimately approved by regulatory authorities. The relative speed with which we develop new products, complete clinical trials, obtain regulatory approvals, receive pricing and reimbursement approvals, finalize agreements with outside contract manufacturers when needed and market our products are critical factors in gaining a competitive advantage. Competition among products approved for sale includes product efficacy, safety, convenience, reliability, availability, price, third-party reimbursement and patent and non-patent exclusivity.

SIGNIFICANT ALLIANCES

We have entered into a variety of alliances as is customary in our industry. Following is a description of the major agreements in place:

Novartis Pharma AG:  We entered into an agreement with Novartis in which we granted to Novartis an exclusive worldwide license (excluding Canada) to develop and market FOCALIN® (d-methylphenidate, or d -MPH) and FOCALIN XR®, the long-acting drug formulation for attention deficit disorder, or ADD, and attention deficit hyperactivity disorder, or ADHD. We also granted Novartis rights to all of our related intellectual property and patents, including formulations of the currently marketed RITALIN LA®. Under the agreement, we are entitled to receive up to $100.0 million in upfront and regulatory achievement milestone payments. To date, we have received upfront and regulatory achievement milestone payments totaling $55.0 million. We also sell FOCALIN® to Novartis and currently receive royalties of between 35% and 30% on sales of all of Novartis’ FOCALIN XR® and RITALIN® family of ADHD-related products.

The agreement will continue until the later of (i) the tenth anniversary of the first commercial launch on a country-by-country basis or (ii) when the last applicable patent expires with respect to that country. At the expiration date, we shall grant Novartis a perpetual, non-exclusive, royalty-free license to make, have made, use, import and sell d-MPH and Ritalin® under our technology.

Prior to its expiration as described above, the agreement may be terminated by:

i. Novartis at its sole discretion, effective 12 months after written notice to us, or

ii. by:

a. either party if the other party materially breaches any of its material obligations under the agreement,

b. us if Novartis fails to pay amounts due under the agreement two or more times in a 12-month period,

c. either party, on a product-by-product and country-by-country basis, in the event of withdrawal of the d-MPH product or Ritalin® product from the market because of regulatory mandate,

d. either party if the other party files for bankruptcy.

If the agreement is terminated by us then all licenses granted to Novartis under the agreement will terminate and Novartis will also grant us a non-exclusive license to certain of their intellectual property related to the compounds and products.

If the agreement is terminated by Novartis then all licenses granted to Novartis under the agreement will terminate.

If the agreement is terminated by Novartis because of a material breach by us, then Novartis can make a claim for damages against us and we shall grant Novartis a perpetual, non-exclusive, royalty-free license to make, have made, use, import and sell d-MPH and Ritalin® under our technology.

When generic versions of long-acting methylphenidate hydrochloride and dexmethylphenidate hydrochloride enter the market, we expect Novartis’ sales of Ritalin LA® and Focalin XR® products to decrease and therefore our royalties under this agreement to also decrease.

Array BioPharma Inc.:  We have a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, we made an upfront payment in September 2007 to Array of $40.0 million, which was recorded as research and development expense, in return for an option to receive exclusive worldwide rights for compounds developed against two of the four research targets defined in the agreement, except for Array’s limited U.S. co-promotional rights. In June 2009, we made an additional upfront payment of $4.5 million to expand the research targets defined in the agreement, which was recorded as research and development expense. Array will be responsible for all discovery and clinical development through Phase I or Phase IIa and be entitled to receive, for each compound, potential milestone payments of approximately $200.0 million if certain discovery, development and regulatory milestones are achieved, and $300.0 million if certain commercial milestones are achieved as well as royalties on net sales. During the fourth quarter of 2010, we made a $10.0 million discovery milestone payment required by the collaboration upon the filing and clearance of an IND with the FDA.

Our option will terminate upon the earlier of either a termination of the agreement, the date we have exercised our options for compounds developed against two of the four research targets defined in the agreement, or September 21, 2012, unless the term is extended. We may unilaterally extend the option term for two additional one-year terms until September 21, 2014 and the parties may mutually extend the term for two additional one-year terms until September 21, 2016. Upon exercise of an option, the agreement will continue until we have satisfied all royalty payment obligations to Array. Upon the expiration of the agreement, Array will grant us a fully paid-up, royalty-free license to use certain intellectual property of Array to market and sell the compounds and products developed under the agreement. The agreement may expire on a product-by-product and country-by-country basis as we satisfy our royalty payment obligation with respect to each product in each country.

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

Acceleron will retain responsibility for initial activities, including research and development, through the end of Phase IIa clinical trials, as well as manufacturing the clinical supplies for these studies. In turn, we will conduct the Phase IIb and Phase III clinical studies and will oversee the manufacture of Phase III and commercial supplies. Acceleron will pay a share of the development expenses and is eligible to receive development, regulatory approval and sales-based milestones of up to $510.0 million for the ACE-011 program and up to an additional $437.0 million for each of the three discovery stage programs. The companies will co-promote the products in North America. Acceleron will receive tiered royalties on worldwide net sales, upon the commercialization of a development compound.

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

Cabrellis Pharmaceuticals Corp.:  We, as a result of our acquisition of Pharmion, obtained an exclusive license to develop and commercialize amrubicin in North America and Europe pursuant to a license agreement with Dainippon Sumitomo Pharma Co. Ltd, or DSP. Pursuant to Pharmion’s acquisition of Cabrellis Pharmaceutics Corp., or Cabrellis, prior to our acquisition of Pharmion, we will pay $12.5 million for each approval of amrubicin in an initial indication by regulatory authorities in the United States and the E.U. to the former shareholders of Cabrellis. Upon approval of amrubicin for a second indication in the United States or the E.U., we will pay an additional $10.0 million for each market to the former shareholders of Cabrellis. Under the terms of the license agreement for amrubicin, we are required to make milestone payments of $7.0 million and $1.0 million to DSP upon regulatory approval of amrubicin in the United States and upon receipt of the first approval in the E.U., respectively, and up to $17.5 million upon achieving certain annual sales levels in the United States. Pursuant to the supply agreement for amrubicin, we are to pay DSP a semiannual supply price calculated as a percentage of net sales for a period of ten years. In September 2008, amrubicin was granted fast-track product designation by the FDA for the treatment of small cell lung cancer after first-line chemotherapy.

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

If the agreement is terminated by us at our sole discretion or by DSP under circumstances described in clauses (ii)(a) and (iii) above, then we will transfer our rights to the compounds and products developed under the agreement to DSP and will also grant to DSP a non-exclusive, perpetual, royalty-free license to certain intellectual property controlled by us necessary to continue the development of such compounds and products. If the agreement is terminated by us for a material breach by DSP, then, among other things, DSP will grant to us an exclusive, perpetual, paid-up license to all of the intellectual property of DSP necessary to continue the development, marketing and selling of the compounds and products subject to the agreement.

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

Our options with respect to the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs will terminate if we do not exercise our respective options after delivery of certain reports from GlobeImmune on the completed clinical trials with respect to each drug candidate program, as set forth in the initial development plan specified in the agreement. If we do not exercise our options with respect to any drug candidate program or future program, our option with respect to the oncology products resulting from future programs controlled by GlobeImmune will terminate three years after the last of the options with respect to the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs terminates. Upon our exercise of an option, the agreement will continue until we have satisfied all royalty payment obligations to GlobeImmune. Upon the expiration of the agreement, on a product-by-product, country-by-country basis, GlobeImmune will grant us an exclusive, fully paid-up, royalty-free, perpetual license to use certain intellectual property of GlobeImmune to market and sell the compounds and products developed under the agreement. The agreement may expire on a product-by-product and country-by-country basis as we satisfy our royalty payment obligation with respect to each product in each country.

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

Agios Pharmaceuticals, Inc.:  On April 14, 2010, we entered into a discovery and development collaboration and license agreement with Agios Pharmaceuticals, Inc., or Agios, which focuses on cancer metabolism targets and the discovery, development and commercialization of associated therapeutics. As part of the agreement, we paid Agios a $121.2 million non-refundable, upfront payment, which was expensed by us as research and development in the second quarter of 2010. We also made an $8.8 million equity investment in Agios Series B Convertible Preferred

Stock, representing approximately a 10.94% ownership interest in Agios and is included in other non-current assets in our Consolidated Balance Sheet. We receive an initial period of exclusivity during which we have the option to develop any drugs resulting from the Agios cancer metabolism research platform and may extend this exclusivity period by providing Agios additional funding. We have an exclusive option to license any resulting clinical candidates developed during this period and will lead and fund global development and commercialization of certain licensed programs. With respect to each product in a program that we choose to license, Agios could receive up to $120.0 million upon achievement of certain milestones plus royalties on sales, and Agios may also participate in the development and commercialization of certain products in the United States. Agios may also receive a one-time milestone payment of $25.0 million upon dosing of the final human subject in a Phase II study, such payment to be made only once with respect to only one program.

Unless the agreement is earlier terminated or the option term is extended, our option will terminate on April 14, 2013. However, if certain development targets are not met, we may unilaterally extend the option term: (a) for up to an additional one year without payment; (b) subject to certain criteria and upon payment of certain predetermined amounts to Agios, for up to two additional years thereafter.

Following expiration of the option, the agreement will continue in place with respect to programs to which we have exercised our option or otherwise are granted rights to develop. The agreement may expire on a product-by-product and country-by-country basis as we satisfy our payment obligation with respect to each product in each country. Upon the expiration of the agreement with respect to a product in a country, all licenses granted by one party to the other party for such product in such country shall become fully paid-up, perpetual, sub licensable, irrevocable and royalty-free.

Prior to its expiration as described above, the agreement may be terminated by:

(i) us at its sole discretion, or

(ii) either party if the other party:

a. materially breaches the agreement and fails to cure such breach within the specified period, or

b. files for bankruptcy.

The party terminating under (i) or (ii)(a) above has the right to terminate on a program-by-program basis leaving the agreement in effect with respect to remaining programs. If the agreement or any program is terminated by us for convenience or by Agios for a material breach or bankruptcy by us, then, among other things, depending on the type of program and territorial rights: (a) certain licenses granted by us to Agios shall stay in place, subject to Agios’ payment of certain royalties to us: and (b) we will grant Agios a non-exclusive, perpetual, royalty-free license to certain technology developed in the conduct of the collaboration and used in the program (which license is exclusive with respect to certain limited collaboration technology). If the agreement or any program is terminated by us for a material breach or bankruptcy by Agios, then, among other things, all licenses granted by us to Agios will terminate and: (i) our license from Agios will continue in perpetuity and all payment obligations will be reduced or will terminate; (ii) our license for certain programs will become exclusive worldwide: and (iii) with regard to any program where we have exercised buy-in rights, Agios shall continue to pay certain royalties to us.

We have determined that Agios is a variable interest entity; however, we are not the primary beneficiary of Agios. Although we would have the right to receive the benefits from the collaboration and license agreement and it is probable that this agreement incorporates the activities that most significantly impact the economic performance of Agios for up to six years, we do not have the power to direct the activities under the collaboration and license agreement as Agios has the decision-making authority for the Joint Steering Committee and Joint Research Committee until we exercise our option to license a product. Our interest in Agios is limited to our 10.94% equity ownership and we do not have any obligations or rights to the future losses or returns of Agios beyond this ownership. The collaboration agreement, including the upfront payment and series B convertible preferred stock investment, does not entitle us to participate in future returns beyond the 10.94% ownership and it does not obligate us to absorb future losses beyond the $8.8 million investment in Agios Series B Convertible Preferred Stock. In addition, there are no other agreements other than the collaboration agreement that entitle us to receive returns beyond the 10.94% ownership or obligate us to absorb additional losses.

MANUFACTURING

We own and operate an FDA approved manufacturing facility in Zofingen, Switzerland which produces the active pharmaceutical ingredient, or API, for REVLIMID® and THALOMID® and have contracted with FDA approved Aptuit Inc. to provide backup API manufacturing services in accordance with our specifications. We also own and operate an FDA approved drug product manufacturing facility in Boudry, Switzerland which is used for the formulation, encapsulation, packaging, warehousing and distribution of REVLIMID® and THALOMID®. Our backup FDA approved drug product manufacturing service providers include Penn Pharmaceutical Ltd. and Institute of Drug Technology Australia Ltd. Our packaging service providers include Sharp Corporation for worldwide packaging and Acino Holding Ltd. for non-U.S. packaging.

As a result of the acquisition of Abraxis, we obtained manufacturing facilities in Melrose Park, Illinois; Phoenix, Arizona; Oelwein, Iowa; Elk Grove Village, Illinois and Barceloneta, Puerto Rico. A portion of the manufacturing facility in Melrose Park has been leased to APP Pharmaceuticals, Inc., or APP, and APP has agreed to provide certain contract manufacturing services to us in accordance with the terms of the manufacturing agreement. In addition, we lease from APP a portion of APP’s Grand Island, New York manufacturing facility to enable us to perform our responsibilities under the manufacturing agreement with APP for its term. The initial term of the manufacturing agreement will expire on December 31, 2011, but could be extended for one year if either APP exercises its option to extend the lease for our Melrose Park manufacturing facility for an additional year or we exercise our option to extend the lease for APP’s Grand Island manufacturing facility for an additional year. ABRAXANE® is manufactured at both the Melrose Park and Grand Island facilities. The Puerto Rico facility is an API manufacturing plant which is currently not in use.

Prior to a 2007 separation agreement, Abraxis and APP had been a single company named American Pharmaceutical Partners, Inc. In 2007, American Pharmaceutical Partners, Inc. was separated into two independent publicly traded companies: Abraxis which was focused on oncology and research activities; and APP, which was focused on hospital-based activities. After the separation, APP was purchased by Fresenius, a publicly traded global health care company.

The API for VIDAZA® is supplied by Ash Stevens, Inc. and Carbogen Amcis. We also have contract manufacturing agreements with Baxter GmbH and Ben Venue Laboratories, Inc., or Ben Venue, for VIDAZA® product formulation, filling vials and packaging. Our packaging service provider for non-U.S. packaging is Catalent Pharma Solutions.

The API for ISTODAX® is supplied by Sandoz and Ben Venue provides the product formulation, filling vials and packaging.

The API for FOCALIN® and FOCALIN XR® is currently obtained from two suppliers, Johnson Matthey Inc. and Siegfried USA Inc., and we rely on a single manufacturer, Mikart, Inc., for the tableting and packaging of FOCALIN® finished product.

CCT currently operates an FDA registered facility in Cedar Knolls, New Jersey for the recovery and storage of cord blood and placental stem cells for LifeBankUSA®. In addition, our Warren, New Jersey facility is FDA registered for production of PDA-001, a culture-expanded placenta-derived stem cell under cGMP to supply clinical studies. This is a multi-purpose facility capable of supporting other products.

INTERNATIONAL OPERATIONS

We have significant operations outside the United States conducted both through our subsidiaries and through distributors. Revenues from operations outside the United States were 39.6% of total revenues in 2010, 35.6% of total revenues in 2009 and 29.8% of total revenues in 2008. The increase in the percentage of total revenues from outside of the United States is the result of our ongoing efforts to increase the availability of our products to patients.

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

Our international operations are subject to risks associated with operating on an international basis including currency fluctuations, price and exchange controls and other restrictive governmental actions. Our international operations are also subject to government-imposed constraints including laws on pricing, reimbursement and access to our products. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have, we attempt to mitigate their impact through operational means and by using foreign currency forward contracts. See the discussions under “Item 7A Quantitative and Qualitative Disclosures About Market Risk.”

SALES AND COMMERCIALIZATION

We endeavor to promote our brands globally through our highly trained commercial organization that has significant experience in the pharmaceutical industry, especially in the areas of oncology and immunology. Our commercial organization supports our currently marketed brands and prepares for the launches of new products as well as new indications for existing products. We have a team of dedicated Market Access professionals to help physicians, patients and payers understand the value our products deliver. Given our goal to ensure that patients who might benefit from our therapies have the opportunity to do so and given the complex reimbursement environment in the United States, we offer the services of Celgene Patient Support®. Celgene Patient Support® provides a dedicated, central point of contact for patients and healthcare professionals who use Celgene products. Celgene Patient Support® is a free service that helps patients and healthcare professionals navigate the challenges of reimbursement, providing information about co-pay assistance, and answering questions about obtaining Celgene products.

In most countries, we sell our products through our own sales organizations. In some countries, particularly in Latin America, we partner with other third-party distributors. (See Section “COMMERCIAL STAGE PRODUCTS” above.) Generally, we distribute our products through the commonly used channels in local markets. However, REVLIMID® and THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®) are distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure their safe and appropriate distribution and use.

EMPLOYEES

As of December 31, 2010, we had 4,182 full-time company-wide employees, 526 of which were engaged primarily in manufacturing, 1,983 engaged primarily in research and development activities, 1,013 engaged primarily in sales and commercialization activities and the remainder engaged primarily in executive and general and administrative activities. The number of full-time employees in our international operations has grown from 1,051 at the end of 2009 to 1,273 at the end of 2010. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions around the world.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are forward-looking statements concerning our business, results of operations, economic performance and financial condition based on our current expectations. Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are included, for example, in the discussions about:

•	strategy;

•	new product discovery and development;

•	current or pending clinical trials;

•	our products’ ability to demonstrate efficacy or an acceptable safety profile;

•	actions by the FDA;

•	product manufacturing, including our arrangements with third-party suppliers;

•	product introduction and sales;

•	royalties and contract revenues;

•	expenses and net income;

•	credit and foreign exchange risk management;

•	liquidity;

•	asset and liability risk management; and

•	operational and legal risks.

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

The testing, marketing and manufacturing of our products requires regulatory approval, including approval from the FDA and, in some cases, from the Environmental Protection Agency, or EPA, or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA, including the EMA, EC, the Swissmedic, the Australian Therapeutic Goods Administration and Health Canada. Certain of our pharmaceutical products, such as FOCALIN®, fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency, or DEA, of the U.S. Department of Justice in order to handle and distribute these products.

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

Our long-term success depends, in part, on intellectual property protection.

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

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed, invalidated, rendered unenforceable or infringed by others. Further, we are aware of third-party U.S. patents that relate to, for example, the use of certain stem cell technologies and cannot be assured as to any impact to our potential products, or guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, opposition proceedings before a foreign patent office or any interference proceedings before the United States Patent & Trademark Office, or PTO.

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

Generic drug manufacturers are seeking to compete with our drugs, and present an important challenge to us. Even if our patent applications, or those we have licensed-in, are issued, innovative and generic drug manufacturers and other competitors may challenge the scope, validity or enforceability of such patents in court, requiring us to engage in complex, lengthy and costly litigation. Alternatively, innovative and generic drug manufacturers and other competitors may be able to design around our owned or licensed patents and compete with us using the resulting alternative technology. If any of our issued or licensed patents are infringed or challenged, we may not be successful in enforcing or defending our or our licensor’s intellectual property rights and subsequently may not be able to develop or market the applicable product exclusively.

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

The FDA approval process allows for the approval of an ANDA or 505(b)(2) application for a generic version of our approved products upon the expiration, through passage of time or successful legal challenge, of relevant patent or non-patent exclusivity protection. Generic manufacturers pursuing ANDA approvals are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product. Accordingly, while our products currently may retain certain regulatory and or patent exclusivity, our products are or will be subject to ANDA applications to the FDA in light of the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act. The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection prior to the generic manufacturer actually commercializing their products — the so-called “Paragraph IV” certification procedure. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of Orange Book-listed patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue and to implicate drug products with even relatively modest revenues. During the exclusivity periods, the FDA is generally prevented from granting effective approval of an ANDA. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application. Further, upon such expiration event, the FDA may require a generic competitor to participate in some form of risk management system which could include our participation as well. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities.

If an ANDA filer or a generic manufacturer were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenues for that product would be adversely affected.

We have received a Paragraph IV Certification Letter dated August 30, 2010, advising us that Natco Pharma Limited of Hyderabad, India, or Natco, submitted an ANDA to the FDA. See Part 1, Item 3, “Legal Proceedings — Revlimid®” of this report for further discussion.

If we are not able to effectively compete our business will be adversely affected.

The pharmaceutical and biotech industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:

•	Takeda and Johnson & Johnson, which compete with REVLIMID® and THALOMID® in the treatment of multiple myeloma and in clinical trials with our compounds;

•	Eisai Co., Ltd., SuperGen, Inc. and Johnson & Johnson, which compete or may potentially compete with VIDAZA®, in addition Eisai Co., Ltd. potentially competes with ABRAXANE®, and in other oncology products in general;

•	Amgen, which potentially competes with our TNF-α and kinase inhibitors;

•	AstraZeneca plc, which potentially competes in clinical trials with our compounds and TNF-α inhibitors;

•	Biogen Idec Inc. and Genzyme Corporation, both of which are generally developing drugs that address the oncology and immunology markets;

•	Bristol Myers Squibb Co., which potentially competes with ABRAXANE®, and in clinical trials with our compounds and TNF-α inhibitors, in addition to other oncology products in general;

•	F. Hoffman-La Roche Ltd., which potentially competes in clinical trials with our IMiDs® compounds and TNF-α inhibitors, in addition to other oncology products in general;

•	Johnson & Johnson, which potentially competes with certain of our proprietary programs, including our oral anti-inflammatory programs;

•	Abbott Laboratories, which potentially competes with our oral anti-inflammatory programs;

•	Novartis, which potentially competes with our compounds and kinase programs;

•	Pfizer, which potentially competes in clinical trials with our kinase inhibitors; and

•	Sanofi-Aventis, which competes with ABRAXANE®, in addition to other oncology products in general.

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

We may be required to modify our business practices, pay fines and significant expenses or experience losses due to litigation or governmental investigations.

From time to time, we may be subject to litigation or governmental investigation on a variety of matters, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, whistleblower, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business as currently conducted or as conducted in the future.

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

In the fourth quarter of 2009, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission, or the FTC. The FTC requested documents and other information relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs in order to evaluate whether there is reason to believe that we have engaged in unfair methods of competition. In the first quarter of 2010, the State of Connecticut referenced the same issues as those referenced in the 2009 CID and issued a subpoena. In the fourth quarter of 2010, we received a second CID from the FTC relating to this matter. We continue to respond to requests for information.

In the first quarter of 2011, we received a letter from the United States Attorney for the Central District of California informing us that we were under investigation relating to our promotion of the drugs THALOMID® and REVLIMID® regarding off-label marketing and improper payments to physicians. We are cooperating with the Unites States Attorney in connection with this investigation.

On January 20, 2011, the Supreme Court of Canada ruled that the jurisdiction of the Patented Medicine Prices Review Board, or the PMPRB, extends to sales of drugs to Canadian patients even if the locus of sale is within the United States. This means that our U.S. sales of THALOMID® brand drug to Canadian patients under the special access program are subject to PMPRB jurisdiction from and after January 12, 1995. In accordance with the ruling of the Supreme Court of Canada, we have provided to-date data regarding these special access program sales to the PMPRB. In light of the approval of THALOMID® brand drug for multiple myeloma by Health Canada on August 4, 2010, this drug is now sold through our Canadian entity and is no longer sold to Canadian patients in the United States. The PMPRB’s proposed pricing arrangement has not been determined. Depending on the calculation, we may be requested to return certain revenues associated with these sales and to pay fines. Should this occur, we would have to consider various legal options to address whether the pricing determination was reasonable.

Litigation and governmental investigations are inherently unpredictable and may:

•	result in rulings that are materially unfavorable to us, including claims for significant damages, fines or penalties, and administrative remedies, such as exclusion and/or debarment from government programs, or other rulings that prevent us from operating our business in a certain manner;

•	cause us to change our business operations to avoid perceived risks associated with such litigation or investigations;

•	have an adverse affect on our reputation and the demand for our products; and

•	require the expenditure of significant time and resources, which may divert the attention of our management and interfere with the pursuit of our strategic objectives.

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

We have our own manufacturing facilities for many of our products and we have contracted with third-party manufacturers and distributors to provide API, encapsulation, finishing services packaging and distribution services to meet our needs. These risks include the possibility that our or our suppliers’ manufacturing processes could be partially or completely disrupted by a fire, natural disaster, terrorist attack, governmental action or military action. In the case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at certain of our manufacturing facilities or sites could materially and adversely affect our business and results of operations. In addition, if we fail to predict market demand for our products, we may be unable to sufficiently increase production capacity to satisfy demand or may incur costs associated with excess inventory that we manufacture.

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

We have contracted with specialty distributors, to distribute REVLIMID®, THALOMID®, VIDAZA®, ABRAXANE® and ISTODAX® in the United States. If our distributors fail to perform and we cannot secure a replacement distributor within a reasonable period of time, we may experience adverse effects to our business and results of operations.

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

We sell our pharmaceutical products in the United States primarily through wholesale distributors and contracted pharmacies. These wholesale customers comprise a significant part of the distribution network for pharmaceutical products in the United States. This distribution network is continuing to undergo significant consolidation. As a result, a smaller number of large wholesale distributors and pharmacy chains control a significant share of the market. We expect that consolidation of drug wholesalers and pharmacy chains will increase competitive and pricing pressures on pharmaceutical manufacturers, including us. In addition, wholesalers may apply pricing pressure through fee-for-service arrangements, and their purchases may exceed customer demand, resulting in reduced wholesaler purchases in later quarters. We cannot assure you that we can manage these pressures or that wholesaler purchases will not decrease as a result of this potential excess buying.

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

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets, and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors may be significant and could have an impact on our results of operations.

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

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis BioScience, Inc. in connection with our acquisition, contingent value rights or, CVRs, were issued under a CVR agreement entered into by and between us and American Stock Transfer & Trust Company, LLC, the trustee. A copy of the CVR agreement was filed on Form 8-A with the SEC on October 15, 2010. Pursuant to the CVR agreement, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of certain milestone and net sales payments, each of the following cash payments that we are obligated to pay. See Note 2, Acquisitions, of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

In addition to the risks relating to our common stock, CVR holders are subject to additional risks, including:

•	an active public market for the CVRs may not develop or the CVRs may trade at low volumes, both of which could have an adverse effect on the resale price, if any, of the CVRs;

•	because a public market for the CVRs has a limited history, the market price and trading volume of the CVRs may be volatile;

•	if the clinical approval milestones specified in the CVR agreement are not achieved for any reason within the time periods specified therein, and if net sales do not exceed the thresholds set forth in the CVR agreement for any reason within the time periods specified therein, no payment will be made under the CVRs and the CVRs will expire valueless;

•	since the U.S. federal income tax treatment of the CVRs is unclear, any part of any CVR payment could be treated as ordinary income and required to be included in income prior to the receipt of the CVR payment;

•	any payments in respect of the CVRs are subordinated to the right of payment of certain indebtedness of ours;

•	we may under certain circumstances redeem the CVRs; and

•	upon expiration of our obligations to use diligent efforts to achieve each of the CVR milestones and to sell ABRAXANE® or any of the other Abraxis pipeline products, we may discontinue such efforts, which would have an adverse effect on the value, if any, of the CVRs.

Our business could be adversely affected if we are unable to service our obligations under our recently incurred indebtedness.

On October 7, 2010, we issued a total of $1.25 billion principal amount of senior notes, consisting of the 2015 notes, the 2020 notes and the 2040 notes, collectively referred to as the notes. Our ability to pay interest on the notes, to repay the principal amount of the notes when due at maturity, to comply with the covenants of the notes or to repurchase the notes if a change of control occurs will depend upon, among other things, continued commercial success of our products and other factors that affect our future financial and operating performance, including, without limitation, prevailing economic conditions and financial, business, and regulatory factors, many of which are beyond our control.

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

AVAILABLE INFORMATION

Our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K are electronically filed with or furnished to the SEC, and all such reports and amendments to such reports filed have been and will be made available, free of charge, through our website (http://www.celgene.com) as soon as reasonably practicable after such filing. Such reports will remain available on our website for at least 12 months. The contents of our website are not incorporated by reference into this Annual Report on Form 10-K. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, D.C. 20549.

The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Summit, New Jersey and our international headquarters are located in Boudry, Switzerland. Summarized below are the locations, primary usage and approximate square footage of the facilities we own worldwide:

		Approximate
Location	Primary Useage	Square Feet

Summit, New Jersey	Administration, marketing, research	400,000
Melrose Park, Illinois	Manufacturing, warehousing, research	269,000
Phoenix, Arizona	Manufacturing and warehousing	247,000
Costa Mesa, California	Research	180,000
Elk Grove Village, Illinois	Manufacturing and warehousing	150,100
Boudry, Switzerland	Administration and manufacturing	148,166
Barceloneta, Puerto Rico	Manufacturing	90,000
Oelwein, Iowa	Manufacturing	48,500
Zofingen, Switzerland	Manufacturing	12,222

We occupy the following facilities, located in the United States, under operating lease arrangements that have remaining lease terms greater than one year. Under these lease arrangements, we also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

		Approximate
Location	Primary Useage	Square Feet

Basking Ridge, New Jersey	Office space	180,200
San Diego, California	Research	78,200
Warren, New Jersey	Office space and research	73,500
Los Angeles, California	Office space	60,900
San Francisco, California	Office space and research	55,900
Marina Del Rey, California	Research	50,700
Durham, North Carolina	Clinical trial management	36,000
Somerset, New Jersey	Research	35,800
Bridgewater, New Jersey	Office space	33,000
Cedar Knolls, New Jersey	Office space and stem cell recovery	25,284
Warren, New Jersey	Office space	23,500
Overland Park, Kansas	Office space	18,500
Auburn, California	Research	12,800
Chicago, Illinois	Office space	7,400
Grand Island, New York	Manufacturing	5,700

We also lease a number of offices under various lease agreements outside of the United States for which the minimum annual rents may be subject to specified annual rent increases. At December 31, 2010, the non-cancelable lease terms for our operating leases expire at various dates between 2011 and 2018 and in some cases include renewal options. The total amount of rent expense recorded for all leased facilities in 2010 was $30.1 million.

ITEM 3.	LEGAL PROCEEDINGS

We and certain of our subsidiaries are involved in various patent, commercial and other claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. These legal proceedings and other matters are complex in nature and have outcomes that are difficult to predict and could have a material adverse effect on the Company.

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

Among the principal matters pending to which we are a party, are the following:

REVLIMID®

We have publicly announced that we have received a notice letter dated August 30, 2010, sent from Natco Pharma Limited of India (“Natco”) notifying us of a Paragraph IV certification alleging that patents listed for REVLIMID® in the Orange Book are invalid, and/or not infringed (the Notice Letter). The Notice Letter was sent pursuant to Natco having filed an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg capsules of REVLIMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On October 8, 2010, Celgene filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to United States Patent Nos. 5,635,517 (the “’517 patent”), 6,045,501 (the “’501 patent”), 6,281,230 (the “’230 patent”), 6,315,720 (the “’720 patent”), 6,555,554 (the “’554 patent”), 6,561,976 (the “’976 patent”), 6,561,977 (the “’977 patent”), 6,755,784 (the “’784 patent”), 7,119,106 (the “’106 patent”), and 7,465,800 (the “’800 patent”). If Natco is successful in challenging our patents listed in the Orange Book, and the FDA were to approve the ANDA with a comprehensive education and risk management program for a generic version of lenalidomide, sales of REVLIMID® could be significantly reduced in the United States by the entrance of a generic lenalidomide product, potentially reducing our revenue.

Natco responded to our infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims. Natco has alleged (through affirmative defenses and counterclaims) that the patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic productions. After filing the infringement action, we learned the identity of Natco’s U.S. partner, Arrow International Limited, and filed an amended complaint on January 7, 2011, adding Arrow as a defendant.

ELAN PHARMA INTERNATIONAL LIMITED

On February 23, 2011, the parties entered into a settlement and license agreement for $78.0 million, whereby all claims were resolved and we obtained the rights to certain patents in and related to the litigation including rights to U.S. Reissue Patent REI 41,884 (the “Reissued Patent”), as well as all foreign counterparts, all of which expire in 2016. Prior to the settlement, on July 19, 2006, Elan Pharmaceutical Int’l Ltd. filed a lawsuit against the predecessor entity of Abraxis (“Old Abraxis”) in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed two of its patents by making, using and selling the ABRAXANE® brand drug. Elan sought unspecified damages and an injunction. In response, Old Abraxis contended that it did not infringe the Elan patents and that the Elan patents are invalid and unenforceable. Before trial, Elan dropped its claim that Old Abraxis infringed one of the two asserted patents. Elan also dropped its request for an injunction as to the remaining patent. On June 13, 2008, after a trial with respect to the remaining patent, a jury ruled that Old Abraxis had infringed that patent, that Abraxis’ infringement was not willful, and that the patent was valid and enforceable. The jury awarded Elan $55.2 million in damages for sales of ABRAXANE® through the judgment date. For accounting purposes, Abraxis assumed approximately a 6% royalty on all U.S. sales, moving forward from the verdict, of ABRAXANE® brand drug, plus interest. The patent expired on January 25, 2011.

ABRAXIS SHAREHOLDER LAWSUIT

Abraxis, the members of the Abraxis board of directors and Celgene Corporation are named as defendants in putative class action lawsuits brought by Abraxis stockholders challenging the Abraxis acquisition in Los Angeles County Superior Court. The plaintiffs in such actions assert claims for breaches of fiduciary duty arising out of the acquisition and allege that Abraxis’ directors engaged in self-dealing and obtained for themselves personal benefits and failed to provide stockholders with material information relating to the acquisition. The plaintiffs also allege claims for aiding and abetting breaches of fiduciary duty against us and Abraxis.

On September 14, 2010, the parties reached an agreement in principle to settle the actions pursuant to the Memorandum of Understanding, or the MOU. Without admitting the validity of any allegations made in the actions, or any liability with respect thereto, the defendants elected to settle the actions in order to avoid the cost, disruption and distraction of further litigation. Under the MOU, the defendants agreed, among other things, to make additional disclosures relating to the acquisition, and to provide the plaintiffs’ counsel with limited discovery to confirm the fairness and adequacy of the settlement. Abraxis, on behalf of itself and for the benefit of the other defendants in the actions, also agreed to pay the plaintiffs’ counsel $600,000 for their fees and expenses. Plaintiffs agreed to release all claims against us and Abraxis relating to our acquisition of Abraxis, except claims to enforce the settlement or properly perfected claims for appraisal in connection with the acquisition of Abraxis by us.

On November 15, 2010, the parties executed and filed a stipulation and settlement with the Court and plaintiffs filed a motion for preliminary approval of the class action settlement. On January 26, 2011, the Court granted plaintiffs’ motion for preliminary approval of the class action settlement, certified the class for settlement purposes only and approved the form of notice of the settlement of the class action.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CELG.” The following table sets forth, for the periods indicated, the intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

	High	Low

2010
Fourth Quarter	$63.46	$54.24
Third Quarter	59.00	48.02
Second Quarter	64.00	51.21
First Quarter	65.79	54.03
2009
Fourth Quarter	$57.79	$49.74
Third Quarter	58.31	45.27
Second Quarter	48.77	36.90
First Quarter	56.60	39.32

	12/05	12/06	12/07	12/08	12/09	12/10
Celgene Corporation	$100.00	$177.56	$142.62	$170.62	$171.85	$182.53

S&P 500	100.00	113.62	117.63	72.36	89.33	100.84

NASDAQ Composite	100.00	109.52	120.27	71.51	102.89	120.29

NASDAQ Biotechnology	100.00	101.02	105.65	92.31	106.74	122.76

*	$100 Invested on 12/31/05 in Stock or Index — Including Reinvestment of Dividends, Fiscal Year Ended December 31.

(b)	HOLDERS

The closing sales price per share of common stock on the NASDAQ Global Select Market on February 18, 2011 was $53.47. As of February 8, 2011, there were approximately 337,463 holders of record of our common stock.

(c)	DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(d)	EQUITY COMPENSATION PLAN INFORMATION

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Compensation Plan Information” in the proxy statement for our 2011 Annual Meeting of Stockholders.

(e)	REPURCHASE OF EQUITY SECURITIES

The following table presents the total number of shares purchased during the quarter ended December 31, 2010, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program and the approximate dollar value of shares that still could have been purchased:

					Maximum Number
					(or Approximate
			Total Number of		Dollar Value) of
			Shares (or Units)		Shares (or Units)
	Total Number of	Average	Purchased as Part of	Dollar Increase to	that may yet be
	Shares (or Units)	Price Paid per	Publicly Announced	Share Repurchase	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Program	Plans or Programs

October 1 — October 31	—	$—	—	—	$186,492,850
November 1 — November 30	—	$—	—	—	$186,492,850
December 1 — December 31	1,392,803	$56.77	1,392,803	500,000,000	$607,423,220

In April 2009, our Board of Directors approved a $500.0 million common share repurchase program and, on December 15, 2010, authorized the repurchase of up to an additional $500.0 million common shares, extending the repurchase period to December 2012. Approved amounts exclude share repurchase transactions fees. As of December 31, 2010 an aggregate 7,561,228 common shares were repurchased under the program at an average price of $51.92 per common share and total cost of $392.6 million.

On February 16, 2011, our Board of Directors authorized the repurchase of up to an additional $1.0 billion of our common shares during a repurchase period ending in December 2012. This authorization is in addition to the $500.0 million authorization made on December 15, 2010 and the $500.0 million authorization made in April 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management’s Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-K. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 and the Consolidated Balance Sheet data as of December 31, 2010 and 2009 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Operations for the years ended December 31, 2007 and 2006 and the Consolidated Balance Sheet data as of December 31, 2008, 2007 and 2006 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	In thousands, except per share data

Consolidated Statements of Operations Data:
Total revenue	$3,625,745	$2,689,893	$2,254,781	$1,405,820	$898,873
Costs and operating expenses	2,636,110	1,848,367	3,718,999	980,699	724,182

Operating income (loss)	989,635	841,526	(1,464,218)	425,121	174,691

Interest and investment income, net	44,757	76,785	84,835	109,813	40,352
Equity in losses of affiliated companies	1,928	1,103	9,727	4,488	8,233
Interest expense	12,634	1,966	4,437	11,127	9,417
Other income (expense), net	(7,220)	60,461	24,722	(2,350)	5,502

Income (loss) before tax	1,012,610	975,703	(1,368,825)	516,969	202,895
Income tax provision	132,418	198,956	164,828	290,536	133,914

Net income (loss)	$880,192	$776,747	$(1,533,653)	$226,433	$68,981
Less: Net loss attributable to non-controlling interests	320	—	—	—	—

Net income (loss) attributable to Celgene	$880,512	$776,747	$(1,533,653)	$226,433	$68,981

	Years Ended December 31,
	2010	2009	2008	2007	2006

Net income (loss) per share attributable to Celgene:
Basic	$1.90	$1.69	$(3.46)	$0.59	$0.20
Diluted	$1.88	$1.66	$(3.46)	$0.54	$0.18
Weighted average shares:
Basic	462,298	459,304	442,620	383,225	352,217
Diluted	469,517	467,354	442,620	431,858	407,181

	As of December 31,
	2010	2009	2008	2007	2006

Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$2,601,301	$2,996,752	$2,222,091	$2,738,918	$1,982,220
Total assets	10,177,162	5,389,311	4,445,270	3,611,284	2,735,791
Long-term debt, net of discount	1,247,584	—	—	—	—
Convertible notes	—	—	—	196,555	399,889
Retained earnings (accumulated deficit)	248,266	(632,246)	(1,408,993)	124,660	(101,773)
Total equity	5,995,472	4,394,606	3,491,328	2,843,944	1,976,177

Subsequent to our issuance of a press release on January 27, 2011 reporting our financial results for the year ended December 31, 2010, adjustments were made to the Consolidated Statements of Operations for the year ended December 31, 2010, resulting in a decrease in net income attributable to Celgene in the amount of $4.0 million and a reduction of $0.01 in basic net income per share attributable to Celgene for the year ended December 31, 2010. There was no change to the reported diluted net income per share attributable to Celgene for the year ended December 31, 2010.

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

Our primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®), ABRAXANE® and ISTODAX®. REVLIMID® is an oral immunomodulatory drug primarily marketed in the United States and select international markets, in combination with dexamethasone, for treatment of patients with multiple myeloma who have received at least one prior therapy and for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. VIDAZA®, which is licensed from Pfizer, is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network, or NCCN and is marketed in the United States for the treatment of all subtypes of MDS. VIDAZA® has been granted orphan drug designation for the treatment of MDS through May 2011. In Europe, VIDAZA® is marketed for the treatment of certain qualified adult patients and has been granted orphan drug designation for the treatment of MDS and acute myeloid leukemia, or AML. THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence. ABRAXANE®, which was obtained in the 2010 acquisition of Abraxis BioScience Inc., or Abraxis, is a nanoparticle, albumin-bound paclitaxel that was approved by the U.S. Food and Drug Administration, or FDA, in January 2005 for the treatment of metastatic breast cancer. ABRAXANE® is based on a tumor-targeting platform known as nab® technology. ISTODAX®, which was obtained in the 2010 acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester, was approved by the FDA for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy. ISTODAX® has received both orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, which includes CTCL and peripheral T-cell lymphoma, or PTCL, and fast-track status in PTCL from the FDA. The European Agency for the Evaluation of Medicinal Products, or EMA, has granted orphan status designation for ISTODAX® for the treatment of both CTCL and PTCL. We also sell FOCALIN®, which is approved for the treatment of attention deficit hyperactivity disorder, or ADHD, exclusively to Novartis Pharma AG, or Novartis.

Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, residual payments from GlaxoSmithKline, or GSK, based upon GSK’s ALKERAN® revenues through the end of March 2011, sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties, our leading oral anti-inflammatory agents and cell products and, after the acquisition of Abraxis, our nanoparticle, albumin-bound compounds. We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of both new products and expanded use of existing products provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the years ended December 31, 2010, 2009 and 2008:

				% Change
				2010	2009
	Years Ended December 31,			Versus	Versus
	2010	2009	2008	2009	2008
	(In thousands $, except earnings per share)

Total revenue	$3,625,745	$2,689,893	$2,254,781	34.8%	19.3%
Net income (loss) attributable to Celgene	$880,512	$776,747	$(1,533,653)	13.4%	N/A
Diluted earnings (loss) per share attributable to Celgene	$1.88	$1.66	$(3.46)	13.3%	N/A

Total revenue increased by $935.9 million in 2010 compared to 2009 primarily due to the continued growth of REVLIMID® and VIDAZA® in both U.S. and international markets, in addition to sales of Gloucester and Abraxis products subsequent to their acquisition dates. Net income and diluted earnings per share for 2010 reflects the higher level of revenue, partly offset by increased spending for new product launches, research and development activities, expansion of our international operations and additional costs related to the acquisitions of Gloucester and Abraxis. Net income for 2010 also included an $86.7 million increase in upfront payments related to research and development collaboration arrangements compared to 2009.

Acquisition of Abraxis BioScience, Inc.:  On October 15, 2010, or the acquisition date, we acquired all of the outstanding common stock of Abraxis. The transaction, referred to as the Merger, resulted in Abraxis becoming our wholly owned subsidiary. The results of operations for Abraxis are included in our consolidated financial statements from the date of acquisition and the assets and liabilities of Abraxis have been recorded at their respective fair values on the acquisition date and consolidated with ours. Abraxis contributed net revenues of $88.5 million and losses of $43.0 million, after consideration of non-controlling interest, for the period from the acquisition date through December 31, 2010.

Prior to the Merger, Abraxis was a fully integrated global biotechnology company dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients treatments for cancer and other critical illnesses. Abraxis’ portfolio includes an oncology compound, ABRAXANE®, which is based on Abraxis’ proprietary tumor-targeting platform known as nab® technology. ABRAXANE®, the first FDA approved product to use the nab® technology, was launched in 2005 for the treatment of metastatic breast cancer. Abraxis has continued to expand the nab® technology through a clinical program and a product pipeline containing a number of nab® technology products in development. The acquisition of Abraxis accelerates our strategy to become a global leader in oncology by the addition of ABRAXANE® and the nab® technology to our portfolio.

Acquisition of Gloucester Pharmaceuticals, Inc.:  On January 15, 2010, we acquired all of the outstanding common stock and stock options of Gloucester. The results of operations for Gloucester are included in our consolidated financial statements from the date of acquisition and the assets and liabilities of Gloucester have been recorded at their respective fair values on the acquisition date and consolidated with ours. Gloucester contributed net revenues of $15.8 million and losses of $50.3 million. Prior to the acquisition, Gloucester was a privately held biopharmaceutical company that acquired clinical-stage oncology drug candidates with the goal of advancing them through regulatory approval and commercialization. We acquired Gloucester to enhance our portfolio of therapies for patients with life-threatening illnesses worldwide.

Debt Issuance:  On October 7, 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, or the 2015 notes, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020, or the 2020 notes, and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040, or the 2040 notes, and, together with the 2015 notes and the 2020 notes, referred to herein as the “notes.” The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount is amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.3 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

Results of Operations:

Fiscal Years Ended December 31, 2010, 2009 and 2008

Total Revenue:  Total revenue and related percentages for the years ended December 31, 2010, 2009 and 2008 were as follows:

				% Change
				2010	2009
				versus	versus
	2010	2009	2008	2009	2008
	(In thousands $)

Net product sales:
REVLIMID ®	$2,469,183	$1,706,437	$1,324,671	44.7%	28.8%
VIDAZA ®	534,302	387,219	206,692	38.0%	87.3%
THALOMID ®	389,605	436,906	504,713	(10.8)%	(13.4)%
ABRAXANE ®	71,429	—	—	N/A	N/A
ISTODAX ®	15,781	—	—	N/A	N/A
ALKERAN ®	—	20,111	81,734	(100.0)%	(75.4)%
Other	28,138	16,681	19,868	68.7%	(16.0)%

Total net product sales	$3,508,438	$2,567,354	$2,137,678	36.7%	20.1%
Collaborative agreements and other revenue	10,540	13,743	14,945	(23.3)%	(8.0)%
Royalty revenue	106,767	108,796	102,158	(1.9)%	6.5%

Total revenue	$3,625,745	$2,689,893	$2,254,781	34.8%	19.3%

Total revenue increased by $935.9 million, or 34.8%, to $3.626 billion in 2010 compared to 2009, reflecting increases of $456.4 million, or 26.3%, in the United States, and $479.5 million, or 50.1% in international markets. The $435.1 million, or 19.3%, increase in 2009 compared to 2008, included increases of $150.3 million, or 9.5%, in the United States and $284.8 million, or 42.3%, in international markets.

Net Product Sales:

Total net product sales for 2010 increased by $941.1 million, or 36.7%, to $3.508 billion compared to 2009. The increase was comprised of net volume increases of $892.5 million, price decreases of $2.1 million and the favorable impact from foreign exchange of $50.7 million. The decrease in prices was primarily due to increased Medicaid rebates resulting from the Health Care Reform Act and an increase in rebates to U.S. and international governments resulting from their attempts to reduce health care costs.

Total net product sales for 2009 increased by $429.7 million, or 20.1%, to $2.567 billion compared to 2008. The increase was comprised of net volume increases of $428.0 million and price increases of $61.5 million, partly offset by an unfavorable impact from foreign exchange of $59.8 million.

REVLIMID® net sales increased by $762.7 million, or 44.7%, to $2.469 billion in 2010 compared to 2009, primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in over 65 countries in addition to product reimbursement approvals and the launch of REVLIMID® in Japan in the latter part of 2010.

Net sales of REVLIMID® increased by $381.8 million, or 28.8%, to $1.706 billion in 2009 compared to 2008. The increase was primarily due to increased unit sales in both U.S. and international markets, reflecting increases in market penetration and duration of therapy in the United States, in addition to the expansion of our commercial activities in international markets.

VIDAZA® net sales increased by $147.1 million, or 38.0%, to $534.3 million in 2010 compared to 2009, primarily due to increased sales in international markets resulting from the completion of product launches in key European regions during the latter part of 2009 and the increase in treatment duration of patients using VIDAZA®.

Net sales of VIDAZA® increased by $180.5 million, or 87.3%, to $387.2 million in 2009 compared to 2008 primarily due to the December 2008 full marketing authorization granted by the European Commission, or E.C., for the treatment of adult patients who are not eligible for haematopoietic stem cell transplantation with Intermediate-2 and high-risk MDS according to the International Prognostic System Score, or IPSS, or chronic myelomonocytic leukemia, or CMML, with 10-29 percent marrow blasts without myeloproliferative disorder, or AML with 20-30 percent blasts and multi-lineage dysplasia, according to World Health Organization, or WHO, classification of VIDAZA®. In addition, sales for 2008 only included VIDAZA® sales subsequent to the March 7, 2008 acquisition of Pharmion.

THALOMID® net sales decreased by $47.3 million, or 10.8%, to $389.6 million in 2010 compared to 2009, primarily due to lower unit volumes in the United States resulting from the increased use of REVLIMID®.

Net sales of THALOMID® decreased by $67.8 million, or 13.4%, to $436.9 million in 2009 compared to 2008. The decrease was primarily due to lower unit volumes in the United States resulting from the increased use of REVLIMID®, partially offset by higher pricing and volume increases in international markets.

ABRAXANE® was obtained in the acquisition of Abraxis in October 2010 and was approved by the FDA in January 2005 in the treatment of metastatic breast cancer.

ISTODAX® was obtained in the acquisition of Gloucester in January 2010 and was approved in November 2009 by the FDA for the treatment of CTCL in patients who have received at least one prior systemic therapy. ISTODAX® was launched in the first quarter of 2010.

ALKERAN® net sales decreased by $61.6 million, or 75.4%, to $20.1 million in 2009 compared to 2008. This product was licensed from GSK and sold under our label through March 31, 2009, the conclusion date of the ALKERAN® license with GSK.

The “other” net product sales category for 2010 includes sales of FOCALIN® and former Pharmion and Abraxis products to be divested. The “other” net product sales category for 2009 includes sales of FOCALIN® and former Pharmion products to be divested.

Gross to Net Sales Accruals:  We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, and chargebacks and distributor service fees.

REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. THALOMID® is distributed in the United States under our “System for Thalidomide Education and Prescribing Safety,” or S.T.E.P.S.®, program which we developed and is a proprietary comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA® and ABRAXANE® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as THALOMID® and REVLIMID®.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Full year 2010 revenues were negatively impacted by the U.S. Health Care Reform Act which increased the Medicaid rebate from 15.1% to 23.1% and extended that rebate to Medicaid Managed Care Organizations. We utilized historical patient data to estimate the incremental costs related to the Medicaid Managed Care Organizations. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

Rebates or administrative fees are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a provision for rebates at the time of sale based on the contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing. We regularly review the information related to these estimates and adjust the provision accordingly.

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

See Critical Accounting Estimates and Significant Accounting Policies for further discussion of gross to net sales accruals.

Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Returns			Chargebacks
	and		Government	and Distributor
	Allowances	Discounts	Rebates	Service Fees	Total
	In thousands $

Balance at December 31, 2007	$16,734	$2,895	$9,202	$8,839	$37,670
Pharmion balance at March 7, 2008	926	283	1,266	2,037	4,512
Allowances for sales during 2008	20,624	36,024	35,456	100,258	192,362
Credits/deductions issued for prior year sales	(17,066)	(2,428)	(7,951)	(4,127)	(31,572)
Credits/deductions issued for sales during 2008	(3,419)	(33,115)	(27,163)	(83,621)	(147,318)

Balance at December 31, 2008	$17,799	$3,659	$10,810	$23,386	$55,654
Allowances for sales during 2009	14,742	37,315	48,082	88,807	188,946
Credits/deductions issued for prior year sales	(13,168)	(2,306)	(11,042)	(10,333)	(36,849)
Credits/deductions issued for sales during 2009	(12,013)	(35,070)	(29,739)	(72,619)	(149,441)

Balance at December 31, 2009	$7,360	$3,598	$18,111	$29,241	$58,310
Abraxis balance at October 15, 2010	815	—	4,336	7,253	12,404
Allowances for sales during 2010	6,440	52,975	117,788	123,625	300,828
Credits/deductions issued for prior year sales	(5,764)	(3,304)	(14,437)	(15,882)	(39,387)
Credits/deductions issued for sales during 2010	(4,072)	(44,997)	(40,834)	(96,870)	(186,773)

Balance at December 31, 2010	$4,779	$8,272	$84,964	$47,367	$145,382

2010 compared to 2009:  Returns and allowances decreased by $8.3 million in 2010 compared to 2009, primarily due to reduced U.S. provisions resulting from decreased revenue from products with higher return rates.

Discounts increased by $15.7 million in 2010 compared to 2009, primarily due to revenue increases in the United States and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates increased by $69.7 million in 2010 compared to 2009, primarily due to an approximate $28.4 million increase in Medicaid rebates resulting from the Health Care Reform Act, $40.6 million from reimbursement rate increases in certain international markets and approvals in new markets and the inclusion of ABRAXANE® sales subsequent to the October 2010 acquisition of Abraxis.

Chargebacks and distributor service fees increased by $34.8 million in 2010 compared to 2009, primarily due to a $17.7 million increase in chargebacks resulting from both an increase in sales, including the addition of ABRAXANE®, and an increase in certain chargeback rates, which are closely aligned with Medicaid rebate rates. Other increases included $5.6 million from TRICARE due to increased utilization in the current year, distributor service fees of $6.5 million and $2.3 million resulting from the Health Care Reform Act.

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

Collaborative Agreements and Other Revenue:  Revenues from collaborative agreements and other sources decreased by $3.2 million to $10.5 million in 2010 compared to 2009. The decrease was primarily due to receipt of a $5.0 million milestone payment in 2009 which was not duplicated in 2010, partly offset by an increase in licensing fees and the inclusion of Abraxis other revenues subsequent to the October 2010 acquisition date.

Revenues from collaborative agreements and other sources decreased by $1.2 million to $13.7 million in 2009 compared to 2008. The decrease was primarily due to the elimination of license fees and amortization of deferred revenues related to Pharmion subsequent to the March 7, 2008 acquisition and was partly offset by an increase in milestone payments received in 2009.

Royalty Revenue:  Royalty revenue decreased by $2.0 million to $106.8 million in 2010 compared to 2009. A $5.9 million decrease in residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK was partly offset by a net $3.9 million increase in royalties earned from Novartis based upon its FOCALIN XR® and RITALIN® sales.

Royalty revenue increased by $6.6 million to $108.8 million in 2009 compared to 2008 primarily due to the 2009 inclusion of $9.0 million in residual ALKERAN® payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK. Royalty revenue related to Novartis’ sales of RITALIN® decreased by $2.1 million from 2008.

Cost of Goods Sold (excluding amortization of acquired intangible assets):  Cost of goods sold and related percentages for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	In thousands $

Cost of goods sold (excluding amortization of acquired intangible assets)	$306,521	$216,289	$258,267
Increase (decrease) from prior year	$90,232	$(41,978)	$128,056
Percent increase (decrease) from prior year	41.7%	(16.3)%	98.3%
Percent of net product sales	8.7%	8.4%	12.1%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $90.2 million to $306.5 million in 2010 compared to 2009. The increase was primarily due to the inclusion of a $34.7 million inventory step-up amortization adjustment related to sales of ABRAXANE® subsequent to the October 15, 2010 acquisition date of Abraxis, in addition to increased sales of REVLIMID® and VIDAZA®, partly offset by the elimination of higher cost ALKERAN® sales, resulting from the March 31, 2009 conclusion of the GSK license agreement. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 8.7% in the 2010 compared to 8.4% in 2009 primarily due to the inventory step-up amortization for ABRAXANE®. Excluding the step-up adjustment, the cost of goods sold ratio for 2010 was 7.7%.

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

Research and Development:  Research and development expenses and related percentages for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	In thousands $

Research and development	$1,128,495	$794,848	$931,218
Increase (decrease) from prior year	$333,647	$(136,370)	$530,762
Percent increase (decrease) from prior year	42.0%	(14.6)%	132.5%
Percent of total revenue	31.1%	29.5%	41.3%

Research and development expenses increased by $333.6 million to $1.128 billion in 2010 compared to 2009, partly due to an increase of $86.7 million in upfront payments related to research and development collaboration arrangements. A $121.2 million upfront payment was made to Agios Pharmaceuticals, Inc., or Agios, in 2010, compared to a combined $34.5 million in payments made to GlobeImmune, Inc., or GlobeImmune, and Array BioPharma, Inc., or Array, in 2009. In addition, 2010 included $65.6 million in expenses related to Abraxis and Gloucester subsequent to their acquisition dates, an increase of approximately $55.0 million in salary and benefits related to an increase in employees, an increase of approximately $50.0 million in research and development project spending and increases in spending in support of multiple programs across a broad range of diseases.

Research and development expenses decreased by $136.4 million in 2009 compared to 2008 primarily due to a $303.1 million charge included in 2008 for a royalty obligation payment to Pfizer that related to the yet to be approved forms of VIDAZA® partly offset by 2009 spending increases related to drug discovery and clinical research and development in support of multiple programs across a broad range of diseases. Included in 2009 were upfront payments of $30.0 million and $4.5 million to GlobeImmune and Array, respectively, related to research and development collaboration agreements. Included in 2008 was an upfront payment of $45.0 million made to Acceleron Pharma, Inc. related to a research and development collaboration agreement.

The following table provides a breakdown of research and development expenses:

	2010	2009	Increase
	In thousands $

Human pharmaceutical clinical programs	$480,491	$371,189	$109,302
Other pharmaceutical programs(1)	505,518	323,702	181,816
Drug discovery and development	120,362	85,208	35,154
Placental stem cell	22,124	14,749	7,375

Total	$1,128,495	$794,848	$333,647

(1)	Other pharmaceutical programs include spending for toxicology, analytical research and development, quality and regulatory affairs and upfront payments for research and development collaboration arrangements.

Research and development expenditures support multiple ongoing clinical proprietary development programs for REVLIMID® and other IMiDs® compounds; VIDAZA®; ABRAXANE® in melanoma, non-small cell lung and pancreatic cancers; ABI compounds, which are targeted nanoparticle, albumin-bound compounds for treatment of solid tumor cancers; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits multiple proinflammatory mediators and which is currently being evaluated in Phase III clinical trials for the treatment of psoriasis and psoriatic arthritis; pomalidomide, which is currently being evaluated in Phase I, II and III clinical trials; CC-11050, for which Phase II clinical trials are planned; our kinase inhibitor programs; as well as our cell therapy programs.

Selling, General and Administrative:  Selling, general and administrative expenses and related percentages for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	In thousands $

Selling, general and administrative	$950,634	$753,827	$685,547
Increase from prior year	$196,807	$68,280	$244,585
Percent increase from prior year	26.1%	10.0%	55.5%
Percent of total revenue	26.2%	28.0%	30.4%

Selling, general and administrative expenses increased by $196.8 million to $950.6 million in 2010 compared to 2009, partly due to the inclusion of $50.0 million in expenses related to former Abraxis and Gloucester subsequent to their acquisition dates, a $19.1 million increase in facilities costs and a $11.7 million increase in donations to non-profit foundations. The remaining increase includes higher marketing and sales related expenses, resulting from ongoing product launch activities of VIDAZA® in Europe and ISTODAX® in the United States, in addition to the continued expansion of our international commercial activities and an increase in facilities costs.

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

Amortization of Acquired Intangible Assets:  Amortization of acquired intangible assets is summarized below for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	In thousands $

Abraxis acquisition	$21,648	$—	$—
Gloucester acquisition	21,833	—	—
Pharmion acquisition	159,750	83,403	102,331
Penn T acquisition	—	—	1,636

Total amortization	$203,231	$83,403	$103,967
Increase (decrease) from prior year	$119,828	$(20,564)	$94,897

Amortization of acquired intangible assets increased by $119.8 million to $203.2 million in 2010 compared to 2009, primarily due to $95.8 million of incremental expense associated with an acceleration of amortization beginning in 2010 related to the VIDAZA® intangible resulting from the acquisition of Pharmion. The revised monthly amortization reflects an updated sales forecast related to VIDAZA®. An increase in amortization expense due to the initiation of amortization related to the Abraxis and Gloucester acquired intangibles was partly offset by a reduction in expense associated with certain developed product rights obtained in the Pharmion acquisition becoming fully amortized during 2009.

Amortization of acquired intangible assets decreased by $20.6 million to $83.4 million in 2009 compared to 2008 primarily due to several intangible assets obtained in the Pharmion acquisition in March 2008 becoming fully amortized during the fourth quarter of 2008 and third quarter of 2009.

Acquisition Related Charges and Restructuring, net:  Acquisition related charges and restructuring, net was $47.2 million in 2010 and included $22.7 million in accretion of the contingent consideration related to the acquisition of Gloucester in January 2010 and $24.5 million in net costs related to the acquisition of Abraxis in October 2010. In addition to acquisition related fees of $21.4 million, the costs related to Abraxis included restructuring costs of $16.1 million, partly offset by a $13.0 favorable adjustment to the fair value of our liability related to publicly traded contingent value rights, or CVRs, that were issued as part of the acquisition of Abraxis. The restructuring costs are primarily severance related and are expected to be incurred in both 2011 and 2012.

Interest and Investment Income, Net:  Interest and investment income, net is summarized below for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	In thousands $

Interest and investment income, net	$44,757	$76,785	$84,835
Decrease from prior year	$(32,028)	$(8,050)	$(24,978)
Percentage decrease from prior year	(41.7)%	(9.5)%	(22.7)%

Interest and investment income, net decreased by $32.0 million to $44.8 million in 2010 compared to 2009. The decrease was primarily due to a $19.6 million net reduction in gains on sales of marketable securities in 2010 compared to 2009 and a $13.6 million reduction in interest income due to lower overall yields and the liquidation of securities to fund the Abraxis acquisition.

Interest and investment income decreased by $8.1 million to $76.8 million in 2009 compared to 2008 primarily due to reduced yields on invested balances, partly offset by higher invested balances.

Equity in Losses of Affiliated Companies:  Under the equity method of accounting, we recorded losses of $1.9 million, $1.1 million and $9.7 million in 2010, 2009 and 2008, respectively. The loss for 2010 included $1.3 million in losses from former Abraxis equity method investments. The loss for 2008 included impairment losses of $6.0 million which were based on an evaluation of several factors, including an other-than-temporary decrease in fair value of an equity method investment below our cost.

Interest Expense:  Interest expense was $12.6 million, $2.0 million and $4.4 million in 2010, 2009 and 2008, respectively. The $10.6 million increase in 2010 compared to 2009 was due to the interest accrued on the $1.25 billion in senior notes issued in October 2010.

Other income, net:  Other income, net is summarized below for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	In thousands $

Other income (expense), net	$(7,220)	$60,461	$24,722
Increase (decrease) in income from prior year	$(67,681)	$35,739	$27,072

Other income, net decreased by $67.7 million in 2010 to a net expense of $7.2 million compared to an income of $60.5 million in 2009 primarily due to a reduction in net gains on foreign currency forward contracts that had not been designated as hedges entered into in order to offset net foreign exchange gains and losses.

Other income increased by $35.7 million to $60.5 million in 2009 compared to 2008 primarily due to transaction exchange gains and net gains on foreign currency forward contracts that had not been designated as hedges. In addition, 2008 included an impairment loss of $4.1 million.

Income Tax Provision:  The income tax provision decreased by $66.5 million to $132.4 million in 2010 compared to 2009. The 2010 effective tax rate of 13.1% reflects the impact from our low tax Swiss manufacturing operations, our overall global mix of income, and tax deductions related to our acquisitions. The income tax provision in 2010 includes the favorable impact of a shift in earnings between the U.S. and lower tax foreign jurisdictions. The income tax provision in 2010 also includes certain discrete items including a tax benefit of $12.5 million related to the settlement of a tax examination, a tax benefit of $5.4 million which was primarily the result of filing our 2009 income tax returns with certain items being more favorable than originally estimated, and a tax benefit of $19.8 million for the reduction in a valuation allowance related to certain tax carryforwards, partially offset by an increase in unrecognized tax benefits related to certain ongoing income tax audits.

The income tax provision increased by $34.2 million to $199.0 million in 2009 compared to 2008. The 2009 effective tax rate of 20.4% reflected the impact from our low tax Swiss manufacturing operations and our overall global mix of income. The income tax provision in 2009 included the favorable impact of a shift in earnings between the U.S. and lower tax foreign jurisdictions. The income tax provision in 2009 also included a $17.0 million net tax benefit which was primarily the result of filing our 2008 income tax returns with certain items being more favorable than originally estimated, the reduction in a valuation allowance related to capital loss carryforwards, and the settlement of tax examinations, partially offset by an increase in unrecognized tax benefits related to certain ongoing income tax audits.

Net income (loss):  Net income (loss) and per common share amounts for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
	In thousands $, except per share amounts

Net income (loss) attributable to Celgene	$880,512	$776,747	$(1,533,653)
Per common share amounts:
Basic	$1.90	$1.69	$(3.46)
Diluted(1)	$1.88	$1.66	$(3.46)
Weighted average shares:
Basic	462,298	459,304	442,620
Diluted	469,517	467,354	442,620

(1)	In computing diluted earnings per share for 2008, no adjustment to the numerator or denominator was made due to the anti-dilutive effect of any potential common stock as a result of our net loss. As of their maturity date, June 1, 2008, substantially all of our convertible notes were converted into shares of common stock.

Net income for 2010 reflect the earnings impact from higher sales of REVLIMID® and VIDAZA®. The favorable impact of higher revenues was partly offset by increased spending for new product launches, research and development activities, expansion of our international operations and the additional costs and intangible amortization related to acquisitions.

Net income for 2009 reflects the earnings impact from higher sales of REVLIMID® and VIDAZA®, which was partly due to sales increases in the United States and our continued expansion into new international markets and the granting of full marketing authorization by the European Commission, or E.C., of VIDAZA® for specified treatment of adult patients. The earnings generated from increased sales were partly offset by increased spending on research and development, the costs related to new product launches and our ongoing expansion of international operations. The net loss for 2008 included $1.74 billion in IPR&D charges related to our acquisition of Pharmion and a $303.1 million charge for the October 2008 royalty obligation payment to Pfizer related to unapproved forms of VIDAZA®.

Liquidity and Capital Resources

Cash flows from operating, investing and financing activities for the years ended December 31, 2010, 2009 and 2008 were as follows:

				Increase (Decrease)
				2010	2009
				versus	versus
	2010	2009	2008	2009	2008
	In thousands $

Net cash provided by operating activities	$1,181,556	$909,855	$182,187	$271,701	$727,668
Net cash used in investing activities	$(2,107,305)	$(856,078)	$(522,246)	$(1,251,227)	$(333,832)
Net cash provided by (used in) financing activities	$1,177,167	$(61,872)	$281,629	$1,239,039	$(343,501)

Operating Activities:  Net cash provided by operating activities in 2010 increased by $271.7 million to $1,181.6 million as compared to 2009. The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net earnings, partially offset by the increase in accounts receivable associated with expanding international sales, which take longer to collect and the timing of receipts and payments in the ordinary course of business.

Investing Activities:  Net cash used in investing activities in 2010 increased by $1.251 billion to $2.107 billion as compared to a net cash use of $856.1 million in 2009. The 2010 investing activities are principally related to proceeds from the sales of marketable securities that were sold in preparation for the purchase of Abraxis and net cash used in the acquisition of Abraxis of $2.315 billion and the acquisition of Gloucester of $337.6 million. Net sales of marketable securities available for sale amounted to $659.7 million in 2010 compared to net purchases of $749.3 million in 2009.

Financing Activities:  Net cash provided by financing activities in 2010 was $1.177 billion compared to a net cash usage of $61.9 million in 2009. The $1.239 billion increase in net cash provided by financing activities in 2010 was primarily attributable to proceeds from the issuance of long-term debt in 2010 that provided net cash of $1.237 billion.

Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital:  Cash, cash equivalents, marketable securities available for sale and working capital for the years ended December 31, 2010 and 2009 were as follows:

			2010
	2010	2009	Increase
	In thousands $

Cash, cash equivalents and marketable securities available for sale	$2,601,301	$2,996,752	$(395,451)
Working capital(1)	$2,835,427	$3,302,109	$(466,682)

(1)	Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $395.5 million decrease in cash, cash equivalents and marketable securities available for sale at the end of 2010 compared to 2009 was primarily due to the $2.315 billion net cash payment made for the Abraxis acquisition, $337.6 million net cash payment made for the Gloucester acquisition, $121.2 million upfront payment made to Agios related to a research and development collaboration arrangement and $183.1 million cash paid out under our share repurchase program announced in April 2009, partly offset by $1.237 billion in net proceeds from our debt issuance in October 2010 and cash generated from operations.

Accounts Receivable, Net:  Accounts receivable, net increased by $267.8 million to $706.4 million in 2010 compared to 2009, primarily due to increased U.S. and international sales of REVLIMID® and VIDAZA® among existing customers as well as new customers in countries we have recently entered and the inclusion of $52.7 million in accounts receivable related to our acquisition of Abraxis in October 2010. Days of sales outstanding at the end of 2010 increased to 59 days compared to 56 days in 2009. The increase in days of sales outstanding was primarily due to increased international sales in countries where payment terms are typically greater than 60 days, thereby extending collection periods beyond those in the United States. We expect this trend to continue as our international sales continue to expand.

Inventory:  Inventory balances increased by $159.4 million to $260.1 million at the end of 2010 compared to 2009, primarily due to the inclusion of $136.7 million in ABRAXANE® inventory, which included a $90.3 million inventory step-up adjustment to fair value resulting from the acquisition of Abraxis in October 2010.

Other Current Assets:  Other current assets increased by $16.1 million to $275.0 million at the end of 2010 compared to 2009 primarily due to increases in prepaid value added taxes, income taxes and an increase in the fair value of foreign currency forward contracts, partly offset by a decrease in prepaid royalties related to VIDAZA® sales and interest receivable on short-term investments.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities increased by $550.0 million to $996.0 million at the end of 2010 compared to 2009. The increase was primarily due to the $171.9 million current portion of the contingent consideration related to the acquisition of Gloucester, increases in governmental rebates and Medicaid reimbursements, increased value added taxes, increased royalties and payroll-related and other accruals.

Income Taxes Payable (Current and Non-Current):  Income taxes payable increased by $94.1 million to $563.3 million at the end of 2010 compared to 2009 primarily from the current provision for income taxes of $236.3 million, mostly offset by tax payments of $122.0 million and a tax benefit of stock options of $32.5 million.

We expect continued growth in our expenditures, particularly those related to research and development, clinical trials, commercialization of new products, international expansion and capital investments. However, we anticipate that existing cash and cash equivalent balances and marketable securities available for sale combined with cash generated from future net product sales, will provide sufficient capital resources to fund our normal operations for the foreseeable future.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2010:

	Payment Due By Period
	Less Than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	In thousands $

Senior notes	$—	$—	$500,000	$750,000	$1,250,000
Operating leases	36,679	42,398	29,117	28,953	137,147
Manufacturing facility note payable	4,388	8,563	8,563	4,281	25,795
Other contract commitments	164,216	116,215	59,577	31,151	371,159

Total	$205,283	$167,176	$597,257	$814,385	$1,784,101

Senior Notes:  On October 7, 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015 (the “2015 notes”), $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 (the “2020 notes”) and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040 (the “2040 notes” and, together with the 2015 notes and the 2020 notes, referred to herein as the “notes”). The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount will be amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.3 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.

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

Manufacturing Facility Note Payable:  In December 2006, we purchased an API manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried) located in Zofingen, Switzerland. At December 31, 2010, the fair value of our note payable to Siegfried approximated the carrying value of the note of $25.0 million.

Other Contract Commitments:  Other contract commitments include $362.5 million in contractual obligations related to product supply contracts. In addition, we have committed to invest $20.0 million in an investment fund over a ten-year period, which is callable at any time. On December 31, 2010, our remaining investment commitment was $8.0 million. For more information refer to Note 19 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Collaboration Arrangements:  Potential milestone payments total approximately $3.8 billion, including approximately $2.3 billion contingent on the achievement of various research, development and regulatory approval milestones and approximately $1.5 billion in sales-based milestones.

We have entered into certain research and development collaboration agreements, as identified in Note 18 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in our Consolidated Balance Sheets at December 31, 2010 and 2009 contained in this Annual Report on Form 10-K.

New Accounting Principles

New Accounting Pronouncements:  In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codificationtm, or ASC, 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact, if any, that the adoption of this amendment will have on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” or ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The section of the amendment pertaining to transfers into and out of Levels 1 and 2 was effective for us beginning January 1, 2010. The adoption of this section of the amendment did not have any impact on our consolidated financial statements. The section of the amendment pertaining to Level 3 measurements will be effective for us beginning January 1, 2011. We are currently evaluating the impact, if any, that the adoption of this amendment will have on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition,” or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in ASU 2010-17 are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The guidance in ASU 2010-17 will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU 2010-17 will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this accounting standard will not have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-27, “Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” or ASU 2010-27. ASU 2010-27 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufactures and importers on branded prescription drugs which was mandated under the U.S. Health Care Reform Act enacted in the United States in March 2010. Under this new accounting standard, the annual fee would be presented as a component of operating expenses and recognized over the calendar year. Such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010. As this standard relates only to classification, the adoption of this accounting standard will not have an impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information,” or ASU 2010-29. ASU 2010-29 clarifies disclosure requirements to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for material business combinations for which the acquisition date is on or after January 1, 2011 and early adoption is permitted. We have chosen early adoption of ASU 2010-29 and the pro forma information related to our acquisitions of Abraxis and Gloucester complies with the provisions of this standard (See Note 2 of the Consolidated Financial Statements contained in this Annual Report on Form 10-K).

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

REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. THALOMID® is distributed in the United States under our S.T.E.P.S.® program which we developed and is a proprietary comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA® and ABRAXANE® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as THALOMID® and REVLIMID®.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Full year 2010 revenues were negatively impacted by the U.S. Health Care Reform Act which increased the Medicaid rebate from 15.1% to 23.1% and extended that rebate to Medicaid Managed Care Organizations. We utilized historical patient data to estimate the incremental costs related to the Medicaid Managed Care Organizations. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

Rebates or administrative fees are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a provision for rebates at the time of sale based on the contracted rates and historical redemption rates. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, we then establish a specific provision for fees or rebates based on the specific terms of each agreement.

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

We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes. These unrecognized tax benefits relate primarily to issues common among multinational corporations in our industry. We apply a variety of methodologies in making these estimates which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the U.S. Internal Revenue Service and other taxing authorities, as well as our own industry experience. We provide estimates for unrecognized tax benefits. If our estimates are not representative of actual outcomes, our results of operations could be materially impacted.

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2010, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.

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

Derivatives and Hedging Activities:  All derivative instruments are recognized on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, we formally document the nature and relationships between the hedging instruments and hedged item. We assess, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge effectiveness on a quarterly basis and record the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. We use derivative instruments, including those not designated as part of a hedging transaction, to manage our exposure to movements in foreign exchange and interest rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce our risk or cost. We do not use derivative instruments for speculative trading purposes and are not a party to leveraged derivatives.

Investment in Affiliated Companies:  We apply the equity method of accounting to our investment in common stock of an affiliated company and certain investment funds, which primarily invest in companies conducting business in life sciences such as biotechnology, pharmaceuticals, medical technology, medical devices, diagnostics and health and wellness.

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

Accounting for Long-Term Incentive Plans:  We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three three-year performance cycles running concurrently ending December 31, 2011, 2012 and 2013. Performance measures for each LTIP are based on the following components in the last year of the three-year cycle: 25% on non-GAAP earnings per share, 25% on non-GAAP net income and 50% on total non-GAAP revenue, as defined.

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

Valuation of Goodwill, Acquired Intangible Assets and IPR&D:

We have recorded goodwill, acquired intangible assets and IPR&D primarily through the acquisitions of Pharmion, Gloucester and Abraxis. When identifiable intangible assets, including in-process research and development, are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

•	projecting regulatory approvals,

•	estimating future cash flows from product sales resulting from completed products and in-process projects and

•	developing appropriate discount rates and probability rates

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We test our goodwill annually for impairment each November 30. We are organized as a single reporting unit and therefore the goodwill impairment test is done using our overall market value, as determined by our traded share price, as compared to our book value of net assets.

Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Intangible assets related to IPR&D product rights are treated as indefinite-lived intangible assets and not amortized until the product is approved for sale by regulatory authorities in specified markets. At that time, we will determine the useful life of the asset, reclassify the asset out of

IPR&D and begin amortization. Impairment testing is also performed at least annually or when a triggering event occurs that could indicate a potential impairment. Our IPR&D product rights were obtained in the Gloucester and Abraxis acquisitions. The Gloucester related product rights will become definite-lived intangibles when marketing approval is received for ISTODAX® for treatment of PTCL in the United States and the European Union. The Abraxis related product rights will become definite-lived intangibles when marketing approval is received for ABRAXANE® for treatment of either NSCLC, pancreatic cancer or melanoma in a major market, typically either the United States or the European Union, or in a series of other countries, subject to certain specified conditions and management judgment.

Valuation of Contingent Consideration Resulting from a Business Combination:

We record contingent consideration resulting from a business combination at its fair value on the acquisition date, and for each subsequent reporting period revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings in the consolidated statements of operations. Changes to contingent consideration obligations can result from movements in publicly traded share prices of CVRs, adjustments to discount rates and periods, updates in the assumed achievement or timing of any development milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. The assumptions related to determining the value of a contingent consideration include a significant amount of judgment and any changes in the assumptions could have a material impact on the amount of contingent consideration expense recorded in any given period. Our contingent consideration liabilities were acquired in the acquisitions of Gloucester and Abraxis. The fair value of the Gloucester contingent consideration liability is based on the discount rates, probabilities and estimated timing of two cash milestone payments to the former Gloucester shareholders. The fair value of the Abraxis contingent consideration liability is based on the quoted market price of the publicly traded CVRs.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2010, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, our note payable and certain foreign currency forward contracts.

Marketable Securities Available for Sale:  At December 31, 2010, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities, consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt — global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.

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

As of December 31, 2010, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More than
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
	In thousands $

Principal amount	$435,227	$742,537	$38,994	$12,401	$1,229,159
Fair value	$438,813	$755,827	$38,490	$12,774	$1,245,904
Average interest rate	0.5%	1.0%	3.7%	2.6%	0.9%

Long-Term Debt:  On October 7, 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040. The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.3 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property. At December 31, 2010, the fair value of our senior notes outstanding was $1.197 billion.

Note Payable:  In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried. At December 31, 2010, the fair value of our note payable to Siegfried approximated the carrying value of the note of $25.0 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar/Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar/Swiss franc exchange rate and Swiss interest rates.

Foreign Currency Forward Contracts:  We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2010 and 2009 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges under ASC 815 and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.

Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
	December 31,
Foreign Currency	2010	2009
	In thousands $

British Pound	$58,440	$—
Canadian Dollar	133,128	—
Euro	675,438	1,107,340
Japanese Yen	632,962	—
Swiss Franc	77,669	—
Others	54,644	—

Total	$1,632,281	$1,107,340

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of December 31, 2010, credit risk did not materially change the fair value of our foreign currency forward contracts.

We recognized an increase in net product sales for certain effective cash flow hedge instruments of $47.7 million for 2010 and a reduction in net product sales of $36.4 million for 2009. These settlements were recorded in the same period as the related forecasted sales occurred. We recognized a decrease in other income, net for the settlement of certain effective cash flow hedge instruments of $0.1 million for 2010 compared to an increase of $6.5 million for 2009. These settlements were recorded in the same period as the related forecasted expenses occurred. Changes in time value, which we excluded from the hedge effectiveness assessment, were included in other income, net.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under ASC 815 and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2010 and 2009 were $848.6 million and $483.2 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the December 31, 2010 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $259.0 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or remeasured through earnings each period along with the underlying asset or liability.

On February 23, 2011, we entered into an interest rate swap contract to convert a portion of our interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rate is benchmarked to LIBOR. The swap is designated as a fair value hedge on the fixed-rate debt issue maturing October 2015. Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps will be recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Operations. As of this filing, the total notional amount of debt hedged with an interest rate swap is $125.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CELGENE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts.” These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in the Notes to the consolidated financial statements, the Company has, as of January 1, 2009, changed its method of accounting for business combinations and, as of January 1, 2008, changed its method of accounting for the measurement of the fair value of financial assets and liabilities, each due to the adoption of new accounting requirements issued by the Financial Accounting Standards Board.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. This report includes an explanatory paragraph stating that management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, the internal control over financial reporting of Abraxis BioScience, Inc. associated with total net assets of approximately $3.2 billion (of which approximately $2.6 billion represents goodwill and identifiable intangible assets which are included within the scope of the assessment) as of December 31, 2010 and total revenue of $88.5 million for the year ended December 31, 2010.

/s/  KPMG LLP

Short Hills, New Jersey
February 28, 2011

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$1,351,128	$1,102,172
Marketable securities available for sale	1,250,173	1,894,580
Accounts receivable, net of allowances of $13,104 and $10,787 at December 31, 2010 and 2009	706,429	438,617
Inventory	260,130	100,683
Deferred income taxes	151,779	49,817
Other current assets	275,005	258,935
Assets held for sale	348,555	—

Total current assets	4,343,199	3,844,804
Property, plant and equipment, net	509,919	297,792
Investment in affiliated companies	23,073	21,476
Intangible assets, net	3,248,498	349,542
Goodwill	1,896,344	578,116
Other assets	156,129	297,581

Total assets	$10,177,162	$5,389,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$94,465	$36,629
Accrued expenses	592,336	315,608
Income taxes payable	11,423	46,874
Current portion of deferred revenue	16,362	1,827
Other current liabilities	309,214	93,767
Liabilities of disposal group	46,582	—

Total current liabilities	1,070,382	494,705
Deferred revenue, net of current portion	12,785	6,527
Income taxes payable	551,896	422,358
Deferred income taxes	882,870	—
Other non-current liabilities	416,173	71,115
Long-term debt, net of discount	1,247,584	—

Total liabilities	4,181,690	994,705

Commitments and Contingencies
Equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at December 31, 2010 and 2009	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 482,164,353 and 467,629,433 shares at December 31, 2010 and 2009, respectively	4,822	4,676
Common stock in treasury, at cost; 11,776,036 and 8,337,961 shares at December 31, 2010 and 2009, respectively	(545,588)	(362,521)
Additional paid-in capital	6,350,240	5,474,122
Retained earnings (accumulated deficit)	248,266	(632,246)
Accumulated other comprehensive loss	(73,767)	(89,425)

Total stockholders’ equity	5,983,973	4,394,606
Non-controlling interest	11,499	—

Total equity	5,995,472	4,394,606

Total liabilities and equity	$10,177,162	$5,389,311

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue:
Net product sales	$3,508,438	$2,567,354	$2,137,678
Collaborative agreements and other revenue	10,540	13,743	14,945
Royalty revenue	106,767	108,796	102,158

Total revenue	3,625,745	2,689,893	2,254,781

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	306,521	216,289	258,267
Research and development	1,128,495	794,848	931,218
Selling, general and administrative	950,634	753,827	685,547
Amortization of acquired intangible assets	203,231	83,403	103,967
Acquired in-process research and development	—	—	1,740,000
Acquisition related charges and restructuring, net	47,229	—	—

Total costs and expenses	2,636,110	1,848,367	3,718,999

Operating income (loss)	989,635	841,526	(1,464,218)
Other income and expense:
Interest and investment income, net	44,757	76,785	84,835
Equity in losses of affiliated companies	1,928	1,103	9,727
Interest expense	12,634	1,966	4,437
Other income (expense), net	(7,220)	60,461	24,722

Income (loss) before income taxes	1,012,610	975,703	(1,368,825)
Income tax provision	132,418	198,956	164,828

Net income (loss)	880,192	776,747	(1,533,653)
Less: Net loss attributable to non-controlling interest	320	—	—

Net income (loss) attributable to Celgene	$880,512	$776,747	$(1,533,653)

Net income (loss) per share attributable to Celgene:
Basic	$1.90	$1.69	$(3.46)
Diluted	$1.88	$1.66	$(3.46)
Weighted average shares:
Basic	462,298	459,304	442,620

Diluted	469,517	467,354	442,620

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash flows from operating activities:
Net income (loss)	$880,192	$776,747	$(1,533,653)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of long-term assets	54,234	41,682	33,797
Amortization	204,855	84,386	104,365
Allocation of pre-paid royalties	47,241	36,045	10,739
Provision (benefit) for accounts receivable allowances	(2,309)	2,664	6,232
Deferred income taxes	(103,923)	(26,939)	(104,588)
Change in value of contingent consideration	9,712	—	—
Acquired in-process research and development	—	—	1,740,000
Share-based compensation expense	186,989	145,929	106,578
Equity in losses of affiliated companies	1,928	518	8,884
Share-based employee benefit plan expense	14,403	11,515	8,314
Unrealized change in value of foreign currency forward contracts	9,970	(9,738)	8,250
Realized (gain) loss on marketable securities available for sale	(11,531)	(31,013)	1,206
Other, net	(2,352)	8,715	2,224
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(234,452)	(122,615)	(107,685)
Inventory	18,723	1,540	(25,867)
Other operating assets	(45,674)	(53,847)	(129,199)
Assets held for sale, net	2,999	—	—
Accounts payable and other operating liabilities	51,557	652	(17,087)
Income tax payable	78,110	39,823	69,610
Deferred revenue	20,884	3,791	67

Net cash provided by operating activities	1,181,556	909,855	182,187

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	3,931,883	2,258,376	1,148,116
Purchases of marketable securities available for sale	(3,272,225)	(3,007,673)	(835,967)
Payments for acquisition of business, net of cash acquired	(2,652,377)	—	(746,779)
Capital expenditures	(98,632)	(93,384)	(77,379)
Investment in affiliated companies	(1,934)	(3,603)	(12,855)
Purchases of investment securities	(14,020)	(13,127)	(9,436)
Other	—	3,333	12,054

Net cash provided by (used in) investing activities	(2,107,305)	(856,078)	(522,246)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,237,270	—	—
Payment for treasury shares	(183,116)	(209,461)	—
Net proceeds from exercise of common stock options and warrants	86,889	49,751	128,583
Excess tax benefit from share-based compensation arrangements	36,124	97,838	153,046

Net cash provided by (used in) financing activities	1,177,167	(61,872)	281,629

Effect of currency rate changes on cash and cash equivalents	(2,462)	17,881	(67,457)

Net increase (decrease) in cash and cash equivalents	248,956	9,786	(125,887)
Cash and cash equivalents at beginning of period	1,102,172	1,092,386	1,218,273

Cash and cash equivalents at end of period	$1,351,128	$1,102,172	$1,092,386

Supplemental schedule of non-cash investing and financing activity:
Contingent consideration issued in acquisition of Gloucester	$230,201	$—	$—

Change in net unrealized (gain) loss on marketable securities available for sale	$(13,808)	$(3,326)	$87,349

Matured shares tendered in connection with stock option exercises	$(8,245)	$(2,014)	$(7,676)

Conversion of convertible notes	—	—	$196,543

Supplemental disclosure of cash flow information:
Interest paid	$1,752	$1,882	$3,811

Income taxes paid	$121,976	$70,539	$29,319

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Celgene Corporation Shareholders
					Accumulated
					Other
			Additional	Retained	Comprehensive		Non-
	Common	Treasury	Paid-in	Earnings	Income	Stockholders’	Controlling
Years Ended December 31, 2010, 2009 and 2008	Stock	Stock	Capital	(Deficit)	(Loss)	Equity	Interest	Total
	(Dollars in thousands)

Balances at December 31, 2007	$4,072	$(149,519)	$2,780,849	$124,660	$83,882	$2,843,944	$—	$2,843,944
Net loss				(1,533,653)		(1,533,653)		(1,533,653)
Other comprehensive income:
Increase in unrealized gains on available for sale securities, net of $5,211 tax					8,413	8,413		8,413
Reversal of unrealized gains on Pharmion investment, net of $38,904 tax					(62,806)	(62,806)		(62,806)
Reclassification of losses on available for sale securities included in net loss,net of $736 tax					1,188	1,188		1,188
Unrealized losses on cash flow hedges					(50,117)	(50,117)		(50,117)
Pension liability adjustment					(3,290)	(3,290)		(3,290)
Net asset transfer of common control foreign subsidiaries			4,337		(4,337)	—		—
Currency translation adjustments					(100,477)	(100,477)		(100,477)

Comprehensive (loss)						$(1,740,742)	$—	$(1,740,742)
Mature shares tendered related to option exercise		(7,646)	3,861			(3,785)		(3,785)
Acquisition of Pharmion Corp.	308		1,793,838			1,794,146		1,794,146
Conversion of long-term convertible notes	162		196,381			196,543		196,543
Exercise of stock options and warrants	90		128,439			128,529		128,529
Issuance of common stock for employee benefit plans	1		5,178			5,179		5,179
Expense related to share-based compensation			106,951			106,951		106,951
Income tax benefit upon exercise of stock options			160,563			160,563		160,563

Balances at December 31, 2008	$4,633	$(157,165)	$5,180,397	$(1,408,993)	$(127,544)	$3,491,328	$—	$3,491,328
Net income				776,747		776,747		776,747
Other comprehensive income:
Increase in unrealized gains on available for sale securities, net of $11,316 tax benefit					14,642	14,642		14,642
Reclassification of gains on available for sale securities included in net income, net of $20,675 tax					(31,013)	(31,013)		(31,013)
Unrealized gains on cash flow hedges					55,479	55,479		55,479
Pension liability adjustment					5,180	5,180		5,180
Net asset transfer of common control foreign subsidiaries			(3,198)		3,198	—		—
Currency translation adjustments					(9,367)	(9,367)		(9,367)

Comprehensive income						$811,668	$—	$811,668
Mature shares tendered related to option exercise		(2,014)	1,213			(801)		(801)
Exercise of stock options and warrants	43	(33)	50,491			50,501		50,501
Shares purchased under share repurchase program		(209,461)				(209,461)		(209,461)
Issuance of common stock for employee benefit plans		6,152	2,784			8,936		8,936
Expense related to share-based compensation			143,659			143,659		143,659
Income tax benefit upon exercise of stock options			98,776			98,776		98,776

Balances at December 31, 2009	$4,676	$(362,521)	$5,474,122	$(632,246)	$(89,425)	$4,394,606	$—	$4,394,606
Net income				880,512		880,512	(320)	880,192
Other comprehensive income:
Increase in unrealized gains on available for sale securities, net of $469 tax benefit					14,277	14,277		14,277
Reclassification of gains on available for sale securities included in net income, net of $7,591 tax					(11,387)	(11,387)		(11,387)
Unrealized losses on cash flow hedges					(20,918)	(20,918)		(20,918)
Pension liability adjustment					(5,695)	(5,695)		(5,695)
Net asset transfer of a common control foreign subsidiary			106		(106)	—		—
Change in functional currency of a foreign subsidiary			(57,668)		57,668	—		—
Currency translation adjustments					(18,181)	(18,181)		(18,181)

Comprehensive income						$838,608	$(320)	$838,288
Mature shares tendered related to option exercise		(8,245)	7,335			(910)		(910)
Exercise of stock options, warrants and conversion of restricted stock units	39	(1,410)	91,039			89,668		89,668
Shares purchased under share repurchase program		(183,116)				(183,116)		(183,116)
Issuance of common stock for employee benefit plans		9,704	2,722			12,426		12,426
Issuance of common stock related to Abraxis acquisition	107		617,651			617,758		617,758
Expense related to share-based compensation			182,404			182,404		182,404
Income tax benefit upon exercise of stock options			32,529			32,529		32,529
Non-controlling interest resulting from acquisition of Abraxis, net						—	11,819	11,819

Balances at December 31, 2010	$4,822	$(545,588)	$6,350,240	$248,266	$(73,767)	$5,983,973	$11,499	$5,995,472

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts, unless otherwise indicated)

1.	Nature of Business and Basis and Summary of Significant Accounting Policies

Celgene Corporation and its subsidiaries (collectively “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. The Company is dedicated to innovative research and development which is designed to bring new therapies to market and is involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmunity and placental cell, including stem and progenitor cell, research.

The Company’s primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®), ABRAXANE® which was obtained in the October 2010 acquisition of Abraxis BioScience, Inc., or Abraxis, and ISTODAX®, which was obtained in the January 2010 acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester (See Note 2). Additional sources of revenue include sales of FOCALIN® exclusively to Novartis Pharma AG, or Novartis, a licensing agreement with Novartis, which entitles the Company to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, residual payments from GlaxoSmithKline, or GSK, based upon GSK’s ALKERAN® revenues through the end of March 2011, sale of services through the Company’s Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries, including certain former Abraxis entities determined to be non-core to the Company and reported as assets held for sale and liabilities of disposal group on the consolidated balance sheet. Investments in limited partnerships and interests where the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. The Company records net income (loss) attributable to non-controlling interest in its Consolidated Statements of Operations equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties.

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

Derivative Instruments and Hedges:  All derivative instruments are recognized on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the hedging instruments and hedged item. The Company assesses, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If the Company determines that a forecasted transaction is no longer probable of occurring, it discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. The Company uses derivative instruments, including those not designated as part of a hedging transaction, to manage its exposure to

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

movements in foreign exchange and interest rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce the Company’s risk or cost. The Company does not use derivative instruments for speculative trading purposes and is not a party to leveraged derivatives.

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

A decline in the market value of any available-for-sale security below its carrying value that is determined to be other-than-temporary would result in a charge to earnings and decrease in the security’s carrying value down to its newly established fair value. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in earnings performance, credit rating, asset quality or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the Company’s intent to hold to maturity and an evaluation as to whether it is more likely than not that the Company will not have to sell before recovery of its cost basis; and issues that raise concerns about the issuer’s ability to continue as a going concern.

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

The Company sells its products in the United States primarily through wholesale distributors and specialty contracted pharmacies. Therefore, wholesale distributors and large pharmacy chains account for a large portion of the Company’s U.S. trade receivables and net product revenues (See Note 20). International sales are primarily made directly to hospitals, clinics and retail chains, many of which in Europe are government owned and have extended their payment terms in recent years given the economic pressure these countries are facing. The Company continuously monitors the creditworthiness of its customers, including these governments, and has internal policies regarding customer credit limits. The Company also continues to monitor economic conditions, including the volatility associated with international sovereign economies, associated impacts on the financial markets and its business and the sovereign debt crisis in certain European countries. The Company believes the credit and economic conditions within Spain, Italy and Portugal, among other members of the European Union, have deteriorated during 2010. Total net receivables in these three countries amounted to $231.6 million at December 31, 2010. These conditions, as well as inherent variability of timing of cash receipts, have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on the accounts receivable outstanding in these countries. The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets Held for Sale:  Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and are not depreciated. The assets and related liabilities of a disposal group classified as held for sale are presented separately in the current asset and current liability sections of the consolidated balance sheet.

Property, Plant and Equipment:  Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is recorded using the straight-line method. Building improvements are depreciated over the remaining useful life of the building. Leasehold improvements are depreciated over the lesser of the economic useful life of the asset or the remaining term of the lease, including anticipated renewal options. The estimated useful lives of capitalized assets are as follows:

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

Investment in Affiliated Companies:  The Company applies the equity method of accounting to its investments in common stock of affiliated companies and certain investment funds, which primarily invest in companies conducting business in life sciences such as biotechnology, pharmaceuticals, medical technology, medical devices, diagnostics and health and wellness. Equity method investments obtained through the acquisition of former Abraxis have been determined to be non-core activities and are classified as assets held for sale on the consolidated balance sheet.

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

Other Intangible Assets:  Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur as described in “Impairment of Long-Lived Assets” below. Intangible assets which are not amortized include acquired in-process

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research and development, or IPR&D, and acquired intangible assets held for sale. Amortization is initiated for IPR&D intangible assets when their useful lives have been determined. IPR&D intangible assets which are determined to have had a drop in their fair value, are adjusted downward through the earnings statement. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

Goodwill:  Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company tests its goodwill annually for impairment each November 30.

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

Foreign Currency Translation:  Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity’s most predominant cash flows. Effective January 1, 2010, the Company changed the functional currency of Celgene International Sarl from the Euro to the U.S. Dollar. Significant changes in economic facts and circumstances supported this change in functional currency and the change was applied on a prospective basis. The results of operations for non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of the Company’s foreign entities into the U.S. dollar are excluded from the determination of net income and are recorded as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net in the Consolidated Statements of Operations. The Company had net foreign exchange losses of $9.8 million in 2010 and gains of $54.5 million and $4.7 million in 2009 and 2008, respectively.

Research and Development Costs:  Research and development costs are expensed as incurred. These include all internal and external costs related to services contracted by the Company. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product.

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

Sales discount accruals are based on payment terms extended to customers.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Company utilized historical patient data to estimate the incremental costs related to the Medicaid Managed Care Organizations. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

Rebates or administrative fees are offered to certain wholesale customers, GPOs and end-user customers, consistent with pharmaceutical industry practices. The Company provides a provision for rebates at the time of sale based on the contracted rates and historical redemption rates. Upon receipt of chargeback, due to the availability of product and customer specific information on these programs, the Company then establishes a specific provision for fees or rebates based on the specific terms of each agreement.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income:  The components of comprehensive income (loss) consist of net income (loss), changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency and net asset transfers of common control subsidiaries.

A summary of accumulated other comprehensive income (loss), net of tax, is summarized as follows:

					Total
		Net Unrealized		Foreign	Accumulated
		Gains (Losses) from	Net Unrealized	Currency	Other
	Pension	Marketable	Gains (Losses)	Translation	Comprehensive
	Liability	Securities	From Hedges	Adjustment	Income (Loss)

Balance December 31, 2008	$(3,321)	$16,583	$(50,117)	$(90,689)	$(127,544)
Period Change	5,180	(16,371)	55,479	(6,169)	38,119

Balance December 31, 2009	1,859	212	5,362	(96,858)	(89,425)
Period Change	(5,695)	2,890	(20,918)	39,381	15,658

Balance December 31, 2010	$(3,836)	$3,102	$(15,556)	$(57,477)	$(73,767)

New Accounting Pronouncements:  In October 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” or ASU 2009-13, which amends existing revenue recognition accounting pronouncements that are currently within the scope of FASB Accounting Standards Codificationtm, or ASC, 605. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures About Fair Value Measurements,” or ASU 2010-06, which amends ASC 820 to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Further, ASU 2010-06 amends guidance on employers’ disclosures about post-retirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets. ASU 2010-06 was effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The section of the amendment pertaining to transfers into and out of Levels 1 and 2 was effective for the Company beginning January 1, 2010. The adoption of this section of the amendment did not have any impact on

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s consolidated financial statements. The section of the amendment pertaining to Level 3 measurements will be effective for the Company beginning January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Milestone Method of Revenue Recognition,” or ASU 2010-17, to (1) limit the scope of this ASU to research or development arrangements and (2) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received). However, the FASB clarified that, even if the requirements in ASU 2010-17 are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The guidance in ASU 2010-17 will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions. ASU 2010-17 will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010. Early application is permitted. Entities can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The adoption of this accounting standard will not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-27, “Fees Paid to the Federal Government by Pharmaceutical Manufacturers,” or ASU 2010-27. ASU 2010-27 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufactures and importers on branded prescription drugs which was mandated under the U.S. Health Care Reform Act enacted in the United States in March 2010. Under this new accounting standard, the annual fee would be presented as a component of operating expenses and recognized over the calendar year. Such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010. As this standard relates only to classification, the adoption of this accounting standard will not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, “Disclosure of Supplementary Pro Forma Information,” or ASU 2010-29. ASU 2010-29 clarifies disclosure requirements to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for material business combinations for which the acquisition date is on or after January 1, 2011 and early adoption is permitted. The Company has chosen early adoption of ASU 2010-29 and the pro forma information related to the acquisitions of Abraxis and Gloucester complies with the provisions of this standard (See Note 2).

2.	Acquisitions

Abraxis BioScience, Inc.

On October 15, 2010, or the Acquisition Date, the Company acquired all of the outstanding common stock of Abraxis BioScience, Inc., or Abraxis. The transaction, referred to as the Merger, resulted in Abraxis becoming a wholly owned subsidiary of the Company. The results of operations for Abraxis are included in the Company’s consolidated financial statements from the date of acquisition and the assets and liabilities of Abraxis have been recorded at their respective fair values on the acquisition date and consolidated with those of the Company.

Prior to the Merger, Abraxis was a fully integrated global biotechnology company dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients treatments for cancer and other critical illnesses. Abraxis’ portfolio includes an oncology compound, ABRAXANE®, which is based on Abraxis’ proprietary tumor-targeting platform known as nab® technology. ABRAXANE®, the first FDA approved product to use the nab® technology, was launched in 2005 for the treatment of metastatic breast cancer.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Abraxis has continued to expand the nab® technology through a clinical program and a product pipeline containing a number of nab® technology products in development. The acquisition of Abraxis accelerates the Company’s strategy to become a global leader in oncology by adding the nab® technology and ABRAXANE® to the technology and product portfolios of the Company.

Each share of Abraxis common stock outstanding, other than treasury shares of Abraxis, was cancelled and the holder received (i) $58.00 in cash, (ii) 0.2617 of a share of the Company’s common stock and (iii) one contingent value right, or CVR, issued by the Company. Stock options belonging to employees were cancelled in exchange for one CVR plus a cash payment amounting to the sum of $58.00 in cash plus the equivalent value of one share of Celgene common stock less the exercise price of each option. As discussed further in the section entitled “Contingent Value Rights” below, a holder of a CVR is entitled to receive a pro rata portion of cash payments that the Company is obligated to pay to all holders of CVRs, which is determined by achievement of certain net sales and U.S. regulatory approval milestones. Potential cash payments to CVR holders ranges from no payment if no regulatory milestones are met, to a maximum of $650 million in milestone payments plus payments based on annual net sales levels achieved if all milestones are met at the earliest target dates and sales exceed threshold amounts. A total of approximately $2.363 billion in cash was paid and 10,660,196 shares of the Company’s common stock and 43,273,855 CVRs were issued as consideration for the Merger.

The table below lists the fair value of consideration transferred in the Merger:

Fair Value at the
Acquisition Date

Cash	$2,362,633
Celgene common stock(1)	617,758
Contingent value rights(2)	225,024

Total fair value of consideration transferred	$3,205,415

(1)	Issued 10,660,196 shares of the Company’s Common Stock on October 15, 2010 with a fair value of $57.95 per share based on the closing price of the Company’s common stock on the day before the Acquisition Date.

(2)	Issued 43,273,855 CVRs valued at $5.20 per CVR based on the closing price on the Acquisition Date.

The Merger has been accounted for using the acquisition method of accounting which requires that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and requires the fair value of acquired in-process research and development to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. A preliminary purchase price allocation has been made and the recorded amounts are subject to change. The following items are subject to change:

•	Amounts for intangible assets and associated deferred tax liabilities pending finalization of valuation efforts.

•	Amounts for property plant and equipment, pending the confirmation of physical existence and condition of certain property, plant and equipment.

•	Amounts for assumed contingent liabilities pending the finalization of our examination and valuation of filed cases.

•	Amounts for income tax assets, receivables and liabilities, pending the filing of Abraxis pre-acquisition tax returns.

The amounts recognized will be finalized as the information necessary to complete the analyses is obtained, but no later than one year from the acquisition date. Material adjustments, if any, could require retrospective application if they impact amortization amounts.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective preliminary fair values summarized below:

October 15, 2010

Working capital, excluding inventories(1)	$(169,250)
Inventories	176,423
Net assets held for sale(2)	306,280
Property, plant and equipment	166,544
Identifiable intangible assets, excluding in-process research and development	1,267,466
In-process research and development product rights	1,290,000
Other noncurrent assets	13,539
Assumed contingent liabilities	(80,000)
Net deferred tax liability(3)	(870,407)
Other noncurrent liabilities	(16,084)

Total identifiable net assets	2,084,511
Goodwill	1,132,763

Net assets acquired	3,217,274
Less: Amounts attributable to noncontrolling interest	(11,859)

Total consideration transferred	$3,205,415

(1)	Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities.

(2)	Includes assets held for sale of $345.6 million less liabilities of disposal group of $39.3 million.

(3)	Includes current deferred income tax asset of $110.7 million and non-current deferred tax liability of $981.1 million.

The purchase of Abraxis included a number of assets that are not associated with the nab® technology or ABRAXANE®. These assets, or non-core assets, include a number of subsidiaries, tangible assets, equity investments, joint venture partnerships and assets that support research and sales of products not related to the nab® technology. The Company has committed to a plan to divest these non-core assets and they are classified as assets held for sale on the consolidated balance sheet and the associated liabilities have been classified as liabilities of disposal group.

The fair values of current assets and current liabilities were determined to approximate their book values while the fair value of inventory was determined to be greater than book value and the fair value of property plant and equipment not attributable to non-core assets was determined to be greater than book value. The fair value of current assets acquired includes trade receivables of $58.4 million, of which $13.0 million is attributable to non-core subsidiaries and included in assets held for sale. The gross amount due is $61.1 million, of which $2.7 million is expected to be uncollectible.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts recorded for the major components of acquired identifiable intangible assets are as follows:

	Amounts
	Recognized	Weighted-
	as of	Average
	Acquisition	Useful Lives
	Date	(Years)

Developed product rights	$1,170,000	17
Other finite lived intangible assets	97,466	14
In-process research and development product rights	1,290,000	—

Total identifiable intangible assets	$2,557,466

The fair value of the developed product rights asset was based on expected cash flows from developed product right sales of ABRAXANE®, a nanoparticle, albumin-bound paclitaxel that was approved by the U.S. Food and Drug Administration, or FDA, in January 2005, based on a 505(b)(2) submission, for the treatment of metastatic breast cancer and, as of December 2010, was approved for marketing in 42 countries. The fair value of the developed product rights asset was derived using an income approach and will be amortized over its expected useful life of 17 years.

Other finite-lived intangible assets include the fair value of licensing contract rights, non-compete agreements and future compassionate use sales.

The IPR&D product right asset was assigned a fair value of $1.290 billion based on probability-weighted net cash flows associated with future ABRAXANE® approval for indications to treat non-small cell lung cancer, or NSCLC, pancreatic cancer and melanoma. The fair value calculation used a risk-adjusted discount rate of 19% and the following anticipated regulatory approval dates:

Anticipated
Indication	Region	Approval Timing

Non-small cell lung cancer	United States	Early 2012
Pancreatic cancer	United States	Mid-2014
Pancreatic cancer	European Union	Late 2015
Melanoma	United States	Late 2013
Melanoma	European Union	Late 2014

Acquired IPR&D will be accounted for as an indefinite-lived intangible asset until regulatory approval in specified markets or discontinuation.

The fair value of assumed contingent liabilities were included based on management’s assessment of probable outcomes of litigation involving Abraxis initiated prior to the Merger. The fair value assigned to assumed contingent liabilities amounts to the present value of estimated future cash flows related to such litigation.

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The goodwill recorded as part of the Merger is largely attributable to synergies expected to result from combining the operations of Abraxis and the Company and intangible assets that do not qualify for separate recognition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Merger has been recorded as a noncurrent asset in its Consolidated Balance Sheets and is not amortized, but is subject to review for impairment annually.

Amounts attributable to noncontrolling interests have been recorded to reflect the fair value of the portion of assets and liabilities assumed at the acquisition date that are attributable to noncontrolling interest owners of certain acquired consolidated subsidiaries that are not wholly owned.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Abraxis contributed net revenues of $88.5 million and losses of $43.0 million, after consideration of non-controlling interest, for the period from the acquisition date through December 31, 2010.

Contingent Value Rights

In connection with the Merger on October 15, 2010, CVRs were issued under a CVR agreement entered into by Celgene and American Stock Transfer & Trust Company, LLC, the trustee. A copy of the CVR agreement was filed on Form 8-A with the SEC on October 15, 2010. The CVRs are registered for trading on the NASDAQ Global Select Market under the symbol “CELGZ.” The fair value of the CVRs and the liability of the Company related to payments under the CVR agreement is subject to fluctuation based on trading prices for the publicly traded CVRs. Subsequent to the acquisition date, the Company has measured the contingent consideration represented by the CVRs at fair value with changes in fair value recognized in operating earnings. At December 31, 2010, the balance of the CVR related liability was $212.0 million and is included in other non-current liabilities.

Each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of each of the following contingent cash payments:

•	Milestone Payment #1. $250 million upon FDA approval of ABRAXANE® for use in the treatment of NSCLC, which approval permits the Company to market ABRAXANE® under a label that includes a progression free survival claim, but only if the foregoing milestone is achieved no later than the fifth anniversary of the Merger.

•	Milestone Payment #2. $400 million (if achieved no later than April 1, 2013) or $300 million (if achieved after April 1, 2013 and before the fifth anniversary of the Merger) upon FDA approval of ABRAXANE® for use in the treatment of pancreatic cancer, which approval permits the Company to market ABRAXANE® under a label that includes an overall survival claim.

•	Net Sales Payments. For each full one-year period ending December 31st during the term of the CVR agreement, which we refer to as a net sales measuring period (with the first net sales measuring period beginning January 1, 2011 and ending December 31, 2011):

•	2.5% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $1 billion but are less than or equal to $2 billion for such period, plus

•	an additional amount equal to 5% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $2 billion but are less than or equal to $3 billion for such period, plus

•	an additional amount equal to 10% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $3 billion for such period.

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

The Company may, at any time on and after the date that 50% of the CVRs issued pursuant to the terms of the merger agreement either are no longer outstanding, and/or repurchased, acquired, redeemed or retired by the Company, redeem all, but not less than all, of the outstanding CVRs at a cash redemption price equal to the average price per CVR paid for all CVRs by the Company in prior transactions.

The CVRs are unsecured obligations of the Company, subordinated to an unlimited amount of the Company’s senior obligations.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gloucester Pharmaceuticals, Inc.

On January 15, 2010, the Company acquired all of the outstanding common stock and stock options of Gloucester. The assets acquired and liabilities assumed of Gloucester were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. The reported consolidated financial condition and results of operations of the Company after completion of the acquisition reflect these fair values. Gloucester’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. Gloucester contributed net revenues of $15.8 million and losses of $50.3 million for the period from the acquisition date through December 31, 2010.

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

Asset categories acquired in the Gloucester acquisition included working capital, inventory, fixed assets, developed product right assets and IPR&D product right assets. Fair values of working capital and fixed assets were determined to approximate book values while the fair value of inventory was determined to be greater than book value.

The fair value of developed product right assets was based on expected cash flows from developed product right sales of ISTODAX® (romidepsin), a novel histone deacetylase (HDAC) inhibitor, which was approved for marketing in the United States in November 2009 by the FDA for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy. Prior to the acquisition, Gloucester was also conducting a registration trial in peripheral T-cell lymphoma, or PTCL, in the United States, which resulted in a supplemental New Drug Application filing in December 2010 for this indication. Fair values were derived using probability-weighted cash flows. The U.S. CTCL developed product right asset is being amortized over its economic useful life of ten years. The compassionate use right asset is being amortized evenly over the asset’s economic useful life of 1.5 years.

The fair value of IPR&D product right assets was based on expected cash flows from sales of ISTODAX® (romidepsin) for the treatment of PTCL, which had not yet achieved regulatory approval for marketing and has no future alternative use. The $349.0 million estimated fair value of IPR&D product rights was derived using

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Company’s acquisition of Gloucester has been recorded as a noncurrent asset in its Consolidated Balance Sheets and is not amortized, but is subject to review for impairment annually.

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

Subsequent to the acquisition date, the Company has measured the contingent consideration arrangement at fair value each period with changes in fair value recognized in operating earnings. Changes pertaining to facts and circumstances that existed as of the acquisition date will be recognized as adjustments to goodwill. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value will only reflect the passage of time as development work towards the achievement of the milestones progresses and will be accrued based on an accretion schedule. At December 31, 2010, the balance of the contingent consideration was $252.9 million, of which $171.9 million is included in other current liabilities and $81.0 million included in other non-current liabilities.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pharmion Corporation

On March 7, 2008, Celgene acquired all of the outstanding common stock and stock options of Pharmion Corporation, or Pharmion, in a transaction accounted for under the purchase method of accounting for business combinations. Celgene paid a combination of $920.8 million in cash and approximately 30.8 million shares of Celgene common stock valued at $1.749 billion to Pharmion shareholders. The operating results of Pharmion are included in the Company’s consolidated financial statements from the date of acquisition.

The 2008 acquisition was accounted for using the purchase method of accounting for business combinations and the allocation of the purchase price paid resulted in goodwill of $556.4 million, developed product rights of $509.7 million and an in-process research and development charge of $1.740 billion.

Pro Forma Information

The following table presents unaudited pro forma information as if the acquisitions of Abraxis and Gloucester had occurred on January 1, 2009.

	Unaudited Pro Forma
	Consolidated Results
	Year Ended December 31,
	2010	2009

Net Revenues	$3,977,655	$3,048,943
Net income attributable to Celgene	$717,976	$541,301
Diluted earnings per share attributable to Celgene	$1.50	$1.13

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, Abraxis and Gloucester. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the respective acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had we completed the acquisitions on January 1, 2009. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisitions. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

•	Elimination of Abraxis’ historical intangible asset amortization expense of approximately $32.0 million in the pre-acquisition period in 2010 and $39.8 million in 2009.

•	Additional amortization expense of approximately $65.8 million in 2010 and $114.8 million in 2009 related to the fair value of identifiable intangible assets acquired in the acquisitions of Abraxis and Gloucester.

•	Adjustment of expense related to the accretion of contingent consideration issued in the acquisition of Gloucester amounting to a $6.4 million reduction of expense in 2010 and additional expense of $23.7 million in 2009. No corresponding adjustment was made for the change in value of contingent consideration resulting from the acquisition of Abraxis as changes in the fair value of the Abraxis contingent consideration is dependant on the market price of the publicly traded CVRs.

•	A net reduction of depreciation expense of approximately $8.1 million in 2010 and $8.6 million in 2009 reflecting the cessation of depreciation expense on assets acquired in the Abraxis acquisition that are classified as held for sale, partially offset by an increase in depreciation related to the fair value adjustment of property, plant and equipment acquired.

•	A reduction of interest income of approximately $21.9 million in 2010 and $66.8 million in 2009 associated with cash and marketable securities that were used to partially fund the acquisition of Abraxis.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Elimination of $34.7 million incurred in 2010 related to the fair value adjustments to acquisition-date inventory from the acquisition of Abraxis that has been sold, which is considered nonrecurring. There is no long-term continuing impact of the fair value adjustments to acquisition-date inventory, and, as such, the impact of those adjustments is not reflected in the unaudited pro forma operating results for 2010 and 2009.

•	Elimination of $222.5 million of costs incurred in 2010, which are directly attributable to the acquisition of Abraxis, and which do not have a continuing impact on the combined company’s operating results. Included in these costs are restructuring, advisory, legal and regulatory costs incurred by both the Company and Abraxis.

•	Adjusted basic and diluted shares of Celgene common stock to reflect the addition of 10,660 shares of common stock issued to stockholders of Abraxis. The common stock was assumed to have been issued on January 1, 2009.

In addition, an income tax adjustment was included in the calculation of the pro forma consolidated results using the Company’s U.S. statutory tax rate, estimated at 40%, applied to the pro forma adjustments impacting taxable income.

3.	Restructuring

In connection with the October 15, 2010 acquisition of Abraxis, the Company recorded a restructuring liability in the amount of $16.1 million related to planned employee termination costs. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination. The following table summarizes restructuring liability activity related to the Abraxis acquisition during the year ended December 31, 2010:

	Balance			Balance
	December 31,	Liability		December 31,
	2009	Established	Payments	2010

Severance costs	$—	$16,114	$(1,233)	$14,881

The Company does not expect to incur additional restructuring expense in 2011 and additional cash payments related to the restructuring activity are estimated to amount to $10.4 million in 2011 and $4.5 million in 2012. Acquisition-related charges and restructuring, net on the accompanying 2010 Consolidated Statement of Operations includes the above costs, the changes in the fair value of contingent consideration and other miscellaneous legal, accounting and investment banking costs.

The March 7, 2008 acquisition cost of Pharmion included $58.6 million in restructuring liabilities primarily related to the planned exit of certain business activities, involuntary terminations and the relocation of certain Pharmion employees. Payments totaling $0.3 million, $15.4 million and $31.0 million were made in 2010, 2009 and 2008 respectively. There was no remaining liability for the Pharmion restructuring at December 31, 2010.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings Per Share

	2010	2009	2008
	(Amounts in thousands, except per share)

Net income (loss) attributable to Celgene	$880,512	$776,747	$(1,533,653)

Weighted-average shares (in thousands):
Basic	462,298	459,304	442,620
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	7,219	8,050	—

Diluted	469,517	467,354	442,620

Net income (loss) per share:
Basic	$1.90	$1.69	$(3.46)
Diluted	$1.88	$1.66	$(3.46)

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 24,123,172, 23,337,108 and 14,563,880 shares in 2010, 2009 and 2008, respectively.

5.	Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and the valuation techniques the Company utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 assets consist of warrants for the purchase of equity securities in non-publicly traded companies in which the Company has invested and which is party to a collaboration and option agreement with the Company, in addition to an investment in common shares of a small biopharmaceutical company. The Company’s Level 1 liability relates to

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

publicly traded CVRs. The Level 2 liability relates to forward currency contracts and the Level 3 liability consists of contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.

		Quoted Price in	Significant	Significant
	Balance at	Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$5,000	$—	$5,000	$—
Available-for-sale securities	1,250,173	4,268	1,242,402	3,503
Warrants	3,661	—	—	3,661
Securities classified as held for sale	19,863	3,655	—	16,208

Total assets	$1,278,697	$7,923	$1,247,402	$23,372

Liabilities:
Forward currency contracts	$(18,436)	$—	$(18,436)	$—
Acquisition related contingent consideration	(464,937)	(212,042)	—	(252,895)

Total liabilities	$(483,373)	$(212,042)	$(18,436)	$(252,895)

		Quoted Price in	Significant	Significant
	Balance at	Active Markets for	Other Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$1,894,580	$512	$1,894,068	$—
Warrants	1,598	—	—	1,598
Cash equivalents	183,224	—	183,224	—
Forward currency contracts	7,008	—	7,008	—

Total assets	$2,086,410	$512	$2,084,300	$1,598

There were no security transfers between Levels I and II in 2010. The following tables represent a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	2010	2009

Assets:
Balance at beginning of period	$1,598	$11,054
Amounts acquired or issued	—	—
Net gains (losses) (realized and unrealized)	(281)	3,204
Net purchases, isuances and settlements	22,055	(12,660)
Transfers in and/or out of Level 3	—	—

Balance at end of period	$23,372	$1,598

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009

Liabilities:
Balance at beginning of period	$—	$—
Amounts acquired or issued	(230,201)	—
Net accretion	(22,694)	—
Settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$(252,895)	$—

6.	Derivative Instruments and Hedging Activities

Foreign Currency Forward Contracts:  The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2010 and December 31, 2009 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2010:

	Notional Amount
	December 31,
Foreign Currency	2010	2009

British Pound	$58,440	$—
Canadian Dollar	133,128	—
Euro	675,438	1,107,340
Japanese Yen	632,962	—
Swiss Franc	77,669	—
Others	54,644	—

Total	$1,632,281	$1,107,340

The Company considers the impact of its own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2010, credit risk did not materially change the fair value of the Company’s foreign currency forward contracts.

The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2010 and 2009 were $848.6 million and $483.2 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of December 31, 2010 and December 31, 2009:

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$23,536	Other current assets	$1,177
	Other current liabilities	16,656	Other current liabilities	21,645
	Other non-current liabilities	—	Other non-current liabilities	33,824
Foreign currency forward contracts not designated as hedging instruments*	Other current assets	8,127	Other current assets	1,976
	Other current liabilities	2,444	Other current liabilities	10,577

Total		$50,763		$69,199

	December 31, 2009
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$25,403	Other current assets	$21,346
	Other current liabilities	—	Other current liabilities	14,591
	Other non-current assets	11,645	Other non-current assets	—
	Other non-current liabilities	28	Other non-current liabilities	89
Foreign currency forward contracts not designated as hedging instruments*	Other current assets	6,593	Other current assets	547
	Other current liabilities	75	Other current liabilities	164

Total		$43,744		$36,737

*	Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009:

December 31, 2010
				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
				Recognized in	Recognized in
				Income on	Income on
				Derivative	Derivative
				(Ineffective	(Ineffective
		Location of	Amount of	Portion	Portion
	Amount of	Gain/(Loss)	Gain/(Loss)	and Amount	and Amount
	Gain/(Loss)	Reclassified from	Reclassified from	Excluded	Excluded
	Recognized in OCI	Accumulated OCI	Accumulated OCI	From	From
	on Derivative	into Income	into Income	Effectiveness	Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$26,764(1)	Net product sales	$47,686	Other income, net	$(99	)(2)
		Research and development	$(4)

(1)	Gains of $18,588 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)	The amount of net loss recognized in income represents $52 in losses related to the ineffective portion of the hedging relationships and $47 of losses related to amounts excluded from the assessment of hedge effectiveness.

December 31, 2009
				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
				Recognized in	Recognized in
				Income on	Income on
				Derivative	Derivative
				(Ineffective	(Ineffective
		Location of	Amount of	Portion and	Portion and
	Amount of	Gain/(Loss)	Gain/(Loss)	Amount	Amount
	Gain/(Loss)	Reclassified from	Reclassified from	Excluded	Excluded
	Recognized in OCI	Accumulated OCI	Accumulated OCI	From	From
	on Derivative	into Income	into Income	Effectiveness	Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$20,327	Net product sales	$(36,429)	Other income, net	$(2,034	)(1)
		Research and development	$(627)

(1)	The amount of net losses recognized in income represents $1,903 in gains related to the ineffective portion of the hedging relationships and $3,937 of losses related to amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009:

		Amount of
	Location of	Gain/(Loss)
	Gain/(Loss)	Recognized in
	Recognized in Income	Income on Derivative
Instrument	on Derivative	2010	2009

Foreign currency forward contracts	Other income, net	$(70)	$6,479

The impact of gains and losses on derivatives not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Operations in other income, net for all periods presented.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $1.050 billion and $860.9 million at December 31, 2010 and 2009, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2010 and 2009 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gain	Loss	Value

U.S. Treasury securities	$431,913	$921	$(378)	$432,456
U.S. government-sponsored agency securities	359,060	1,055	(267)	359,848
U.S. government-sponsored agency MBS	250,618	1,230	(1,332)	250,516
Non-U.S. government, agency and Supranational securities	35,382	182	(18)	35,546
Corporate debt — global (20% AAA/Aaa rated)	167,876	1,002	(1,340)	167,538
Marketable equity securities	4,050	368	(149)	4,269

Total available-for-sale marketable securities	$1,248,899	$4,758	$(3,484)	$1,250,173

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost	Gain	Loss	Value

U.S. Treasury securities	$502,112	$244	$(1,573)	$500,783
U.S. government-sponsored agency securities	523,241	1,743	(1,383)	523,601
U.S. government-sponsored agency MBS	654,251	3,317	(2,034)	655,534
Non-U.S. government, agency and Supranational securities	176,846	484	(448)	176,882
Corporate debt — global (100% AAA/Aaa rated)	37,437	15	(184)	37,268
Marketable equity securities	407	105	—	512

Total available-for-sale marketable securities	$1,894,294	$5,908	$(5,622)	$1,894,580

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, includes mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other then the United States. Corporate debt — global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at December 31, 2010 and 2009.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of all available-for-sale securities, which have been in an unrealized loss position for less than and longer than 12 months at December 31, 2010 was as follows:

	Less than 12 months		12 months or longer		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2010	Value	Loss	Value	Loss	Value	Loss

U.S. Treasury securities	$147,772	$(378)	$—	$—	$147,772	$(378)
U.S. government-sponsored agency securities	104,627	(267)	—	—	104,627	(267)
U.S. government-sponsored agency MBS	116,028	(1,332)	—	—	116,028	(1,332)
Non-U.S. government, agency and Supranational securities	14,259	(18)	—	—	14,259	(18)
Corporate debt — global (20% AAA/Aaa rated)	73,079	(1,340)	—	—	73,079	(1,340)

Total	$455,765	$(3,335)	$—	$—	$455,765	$(3,335)

The Company believes that the decline in fair value of securities held at December 31, 2010 below their cost is temporary and intends to retain its investment in these securities for a sufficient period of time to allow for recovery in the market value of these investments. During the year ended December 31, 2008, the Company determined that certain securities had sustained an other-than-temporary impairment partly due to a reduction in future estimated cash flows and an adverse change in an investee’s business operations. The Company recognized impairment losses of $6.5 million in 2008 which were recorded in interest and investment income, net.

Duration periods of available-for-sale debt securities were as follows at December 31, 2010:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$438,736	$438,813
Duration of one through three years	753,788	755,827
Duration of three through five years	39,369	38,490
Duration of over five years	12,956	12,774

Total	$1,244,849	$1,245,904

8.	Inventory

Inventory balances increased in all categories in 2010 compared to 2009 as a result of the 2010 acquisitions of Gloucester and Abraxis. The inventory for Abraxis includes $90.3 million of unamortized acquisition accounting step-up to fair value. A summary of inventories by major category at December 31, 2010 and 2009 follows:

	2010	2009

Raw materials	$37,458	$26,345
Work in process	95,822	41,282
Finished goods	126,850	33,056

Total	$260,130	$100,683

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Land	$29,458	$20,353
Buildings	181,049	114,719
Building and operating equipment	15,875	11,826
Leasehold improvements	37,790	27,669
Machinery and equipment	131,456	105,753
Furniture and fixtures	27,638	19,913
Computer equipment and software	165,939	107,760
Construction in progress	108,420	29,480

Subtotal	697,625	437,473
Less accumulated depreciation and amortization	187,706	139,681

Total	$509,919	$297,792

10.	Investment in Affiliated Companies

As of December 31, 2010, the Company maintained three equity method investments that it considered to be part of its core business, two of which are limited partnership investment funds. The equity method investments obtained in the acquisition of former Abraxis are considered to be non-core and are included in assets held for sale on the Company’s accompanying consolidated balance sheet at December 31, 2010. Additional equity method investment contributions, net of investment returns and gains thereon, totaled $1.9 million and $3.6 million in 2010 and 2009, respectively.

A summary of the Company’s equity investment in affiliated companies follows:

Investment in Affiliated Companies	2010	2009

Investment in affiliated companies(1)	$21,419	$18,810
Excess of investment over share of equity(2)	1,654	2,666

Investment in affiliated companies	$23,073	$21,476

Equity in Losses of Affiliated Companies	2010	2009	2008

Affiliated companies losses(1)(3)	$1,928	$1,103	$9,727

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill.

(3)	Affiliated companies losses in 2010 includes $1.3 million in losses related to former Abraxis equity method investments.

Affiliated losses in 2008 included other-than-temporary impairment losses of $6.0 million. These impairment losses were based on an evaluation of several factors, including a decrease in fair value of the equity investment below its cost.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Financial Information

Assets held for sale at December 31, 2010 consisted of the following:

2010

Cash and cash equivalents	$20,566
Marketable securities available for sale	19,863
Trade receivables	14,100
Inventory	8,787
Other current assets	55,862
Property, plant and equipment	106,583
Identifiable intangible assets	93,456
Investments in unconsolidated entities	17,067
Other noncurrent assets	12,271

Total	$348,555

Liabilities of disposal group at December 31, 2010 consisted of the following:

2010

Accounts payable, accrued liabilities and other current liabilities	$36,789
Deferred revenue — current	176
Non-current portion of notes payable	119
Assumed contingent liabilities	9,498

Total	$46,582

Accrued expenses at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Compensation	$146,352	$92,095
Interest	10,563	—
Royalties, license fees and milestones	20,042	16,773
Sales returns	4,779	7,360
Rebates, distributor chargebacks and distributor services	135,916	47,352
Clinical trial costs and grants	100,420	75,530
Litigation reserve	80,000	—
Restructuring reserves	14,881	2,616
Professional services	10,171	8,792
Other	69,212	65,090

Total	$592,336	$315,608

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current liabilities at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Contingent consideration — Gloucester acquisition	$171,860	$—
Foreign currency forward contracts	13,122	14,679
Sales, use and value added tax	101,986	64,767
Other	22,246	14,321

Total	$309,214	$93,767

Other non-current liabilities at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Contingent value rights — Abraxis acquisition	$212,042	$—
Contingent consideration — Gloucester acquisition	81,035	—
Deferred compensation and long-term incentives	62,933	46,482
Notes payable — Siegfried, net of current portion	20,577	21,063
Foreign currency forward contracts	33,824	62
Other	5,762	3,508

Total	$416,173	$71,115

Notes Payable:  In December 2006, the Company purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried Ltd. and Siegfried Dienste AG (together referred to herein as Siegfried). At December 31, 2010 and 2009, the fair value of the 7.684% note payable to Siegfried approximated the carrying value of the note of $25.0 million in each year. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates. The note is due to be repaid at the end of June 2016.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Intangible Assets and Goodwill

Intangible Assets:  The Company’s intangible assets consist of developed product rights from the Pharmion, Gloucester and Abraxis acquisitions, IPR&D product rights from the Gloucester and Abraxis acquisitions, contract-based licenses, technology and other. The amortization periods related to non-IPR&D intangibles ranges from two to 17 years. The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2010	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$1,897,000	$(384,891)	$1,512,109	12.3
Licenses	64,250	(2,271)	61,979	16.8
Technology and other	40,601	(5,191)	35,410	8.8

	2,001,851	(392,353)	1,609,498	12.4
Nonamortized intangible assets:
Acquired IPR&D product rights	1,639,000	—	1,639,000

Total intangible assets	$3,640,851	$(392,353)	$3,248,498

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2009	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$530,000	$(185,733)	$344,267	6.5
License	4,250	(1,229)	3,021	13.8
Technology and other	3,098	(844)	2,254	4.4

Total intangible assets	$537,348	$(187,806)	$349,542	6.5

The $3.104 billion increase in gross carrying value of intangibles at December 31, 2010 compared to December 31, 2009 was primarily due to the acquisitions of Abraxis and Gloucester, which resulted in increases in acquired developed product rights of $1.170 billion from Abraxis and $197.0 million from Gloucester, licenses of $60.0 million from Abraxis, technology and other of $37.5 million from Abraxis and acquired IPR&D product rights of $1.290 billion from Abraxis and $349.0 million from Gloucester.

Amortization of intangible assets was $204.5 million, $84.3 million and $104.4 million for the years ended 2010, 2009 and 2008, respectively. Amortization expense in 2010 included $95.8 million of expense associated with an acceleration of amortization for the VIDAZA® intangible, which reflects an updated forecast related to VIDAZA®, $21.6 million from the amortization of intangible assets acquired in the Abraxis acquisition and $21.8 million from the amortization of intangible assets acquired in the Gloucester acquisition, partially offset by a reduction of $19.4 million associated with certain acquired developed product rights becoming fully amortized in late 2009. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $286.3 million for 2011, $135.4 million for 2012, $133.7 million for 2013, $129.7 million for 2014 and $125.4 million for 2015.

Goodwill:  At December 31, 2010, the Company’s goodwill related to the October 2010 acquisition of Abraxis, the January 2010 acquisition of Gloucester, the March 2008 acquisition of Pharmion and the October 2004 acquisition of Penn T Limited.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2009	$578,116
Acquisition of Abraxis	1,132,763
Acquisition of Gloucester	186,907
Tax benefit on the exercise of Pharmion converted stock options	(620)
Excess restructuring liability from the acquisition of Pharmion	(822)

Balance at December 31, 2010	$1,896,344

13.	Long-Term Debt

Summarized below are the carrying values of the Company’s senior notes:

2010

2.450% senior notes due 2015	$499,301
3.950% senior notes due 2020	498,749
5.700% senior notes due 2040	249,534

Total long-term debt	$1,247,584

On October 7, 2010, the Company issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015 (the “2015 notes”), $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 (the “2020 notes”) and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040 (the “2040 notes” and, together with the 2015 notes and the 2020 notes, referred to herein as the “notes”). The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount will be amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.3 million have been recorded as debt issuance costs on the Company’s consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If a change of control of the Company occurs accompanied by a downgrade of the debt to below investment grade, the Company will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. The Company is subject to covenants which limit the ability of the Company to pledge properties as security under borrowing arrangements and limit the ability of the Company to perform sale and leaseback transactions involving the property of the Company.

At December 31, 2010, the fair value of the Company’s Senior Notes outstanding was $1.197 billion.

The notes are the Company’s senior unsecured obligations and will rank equally with any of its future senior unsecured indebtedness.

14.	Stockholders’ Equity

Preferred Stock:  The Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.

Common Stock:  At December 31, 2010, the Company was authorized to issue up to 575,000,000 shares of common stock of which shares of common stock issued totaled 482,164,353.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock:  During 2010, 2009 and 2008, certain employees exercised stock options containing a reload feature and, pursuant to the Company’s stock option plan, tendered 152,361, 39,681 and 118,551 mature shares, respectively, related to stock option exercises. Such tendered shares are reflected as treasury stock.

In April 2009, the Company’s Board of Directors approved a $500.0 million common share repurchase program and, on December 15, 2010, authorized the repurchase of up to an additional $500.0 million common shares, extending the repurchase period to December 2012. As of December 31, 2010 an aggregate 7,561,228 common shares were repurchased under the program at an average price of $51.92 per common share and total cost of $392.6 million.

On February 16, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s common shares during a repurchase period ending in December 2012. This authorization is in addition to the $500.0 million authorization made on December 15, 2010 and the $500.0 million authorization made in April 2009.

A summary of changes in common stock issued and treasury stock is presented below:

		Common Stock
	Common Stock	in Treasury

December 31, 2007	407,150,694	(4,026,116)
Issuance of common stock for the Pharmion acquisition	30,817,855	—
Exercise of stock options and warrants	8,965,026	—
Issuance of common stock for employee benefit plans	114,220	—
Treasury stock — mature shares tendered related to option exercises	—	(118,551)
Conversion of long-term convertible notes	16,226,501	—

December 31, 2008	463,274,296	(4,144,667)
Exercise of stock options and warrants	4,355,137	(648)
Issuance of common stock for employee benefit plans	—	161,660
Treasury stock — mature shares tendered related to option exercises	—	(39,681)
Shares repurchased under share repurchase program	—	(4,314,625)

December 31, 2009	467,629,433	(8,337,961)
Issuance of common stock for the Abraxis acquisition	10,660,196	—
Exercise of stock options, warrants and conversion of restricted stock units	3,874,724	—
Issuance of common stock for employee benefit plans	—	223,162
Treasury stock — mature shares tendered related to option exercises	—	(152,361)
Shares repurchased, including share repurchase program	—	(3,508,876)

December 31, 2010	482,164,353	(11,776,036)

15.	Share-Based Compensation

The Company has a stockholder approved stock incentive plan, the 2008 Stock Incentive Plan as amended and restated in 2009, or the Plan, that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other share-based awards to employees and officers of the Company. The Management Compensation and Development Committee of the Board of Directors, or the Compensation

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committee, may determine the type, amount and terms, including vesting, of any awards made under the plan. The Plan provides for an aggregate share reserve of 70,781,641 shares of common stock. Each share of common stock subject to full value awards (e.g., restricted stock, other stock-based awards or performance awards denominated in common stock) will be counted as 1.6 shares against the aggregate share reserve under the Plan.

In accordance with the Plan, each new Non-Employee Director, upon the date of election or appointment, receives an award of a nonqualified stock option to purchase 25,000 shares of common stock, which vest in four equal annual installments commencing on the first anniversary of the date of grant. Upon election as a continuing member of the Board of Directors, an award is granted of a nonqualified stock option to purchase 12,333 shares of common stock and 2,055 Restricted Stock Units, or RSUs, in each case, pro rated for partial years. The stock options vest in full on the first anniversary of the date of the grant and the RSUs vest ratably over a three-year period. The foregoing split between stock options and RSUs is based on a two-thirds and one-third mix of stock options to RSUs, respectively, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs. No discretionary award is permitted to be granted to Non-Employee Directors, and the Compensation Committee will administer the Plan with respect to awards for Non-Employee Directors.

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

Shares of common stock available for future share-based grants under all plans were 15,605,593 at December 31, 2010.

The following table summarizes the components of share-based compensation expense in the consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Cost of good sold	$6,776	$4,444	$2,535
Research and development	82,097	64,751	44,007
Selling, general and administrative	93,923	74,624	60,036

Total share-based compensation expense	182,796	143,819	106,578

Tax benefit related to share-based compensation expense	42,362	32,400	21,527

Reduction in income	$140,434	$111,419	$85,051

Included in share-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was compensation expense related to non-qualified stock options of $142.6 million, $117.0 million and $77.5 million, respectively.

Share-based compensation cost included in inventory was $2.4 million and $1.9 million at December 31, 2010 and 2009, respectively. As of December 31, 2010, there was $315.9 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.3 years.

The Company uses the Black-Scholes method of valuation to determine the fair value of share-based awards. Compensation cost for the portion of the awards for which the requisite service has not been rendered that are

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options:  Cash received from stock option exercises for the years ended December 31, 2010, 2009 and 2008 was $88.3 million, $49.8 million and $128.6 million, respectively, and the excess tax benefit recognized was $36.1 million, $97.8 million and $153.0 million, respectively.

The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2010, 2009 and 2008 was $18.59 per share, $20.10 per share and $25.94 per share, respectively. The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008

Risk-free interest rate	0.73% – 2.50%	1.67% – 2.91%	1.46% – 4.02%
Expected volatility	30% – 37%	37% – 54%	39% – 55%
Weighted average expected volatility	33%	46%	44%
Expected term (years)	2.7 – 5.1	3.8 – 5.0	3.5 – 4.9
Expected dividend yield	0%	0%	0%

The fair value of stock options granted is allocated to compensation cost on a straight-line basis. Compensation cost is allocated over the requisite service periods of the awards, which are generally the vesting periods.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes all stock option activity for the year ended December 31, 2010:

			Weighted
		Weighted	Average Remaining
		Average Exercise	Contractual	Aggregate
	Options	Price per Option	Term (Years)	Intrinsic Value
				(In thousands)

Outstanding at December 31, 2009	37,450,036	44.63	7.0	516,856
Changes during the Year:
Granted	9,904,882	57.38
Issued — Abraxis acquisition
Exercised	(3,516,476)	27.75
Forfeited	(1,630,024)	56.05
Expired	(1,070,732)	49.63

Outstanding at December 31, 2010	41,137,686	48.56	6.7	501,663

Vested at December 31, 2010 or expected to vest in the future	40,321,708	$48.41	6.6	$498,184

Vested at December 31, 2010	21,005,769	$41.56	4.9	$405,289

The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $41.2 million, $29.3 million and $30.4 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $109.6 million, $157.3 million and $443.7 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.

The following table summarizes information concerning options outstanding under all plans at December 31, 2010:

	Options Outstanding			Options Vested
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Exercise	Average		Exercise	Average
	Number	Price	Remaining	Number	Price	Remaining
Range of Exercise Prices	Outstanding	Per Option	Term (Years)	Vested	Per Option	Term (Years)

$2.49 — 10.00	1,482,620	$5.60	1.5	1,482,620	$5.60	1.5
10.01 — 20.00	2,850,406	14.25	3.4	2,850,406	14.25	3.4
20.01 — 30.00	2,047,309	25.52	3.4	2,047,309	25.52	3.4
30.01 — 40.00	4,385,872	36.43	5.8	3,040,788	35.30	4.7
40.01 — 50.00	5,148,524	45.64	6.0	2,962,336	44.62	4.5
50.01 — 60.00	15,520,492	55.52	8.1	4,480,022	56.11	6.4
60.01 — 73.92	9,702,463	65.96	7.6	4,142,288	67.83	6.7

	41,137,686	$48.56	6.7	21,005,769	$41.56	4.9

Stock options granted to executives at the vice-president level and above under the Plan, formerly the 1998 Stock Incentive Plan, after September 18, 2000, contained a reload feature which provided that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or the minimum statutory applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

optionee. The reload stock option is exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair value (as defined in the Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. As of December 31, 2010, 167,122 options that contain the reload features noted above are still outstanding and are included in the tables above. The Plan was amended to eliminate the reload feature for all stock options granted on or after October 1, 2004.

Restricted Stock Units:  The Company began issuing restricted stock units, or RSUs, under its equity program during the second quarter of 2009 in order to provide an effective incentive award with a strong retention component. Equity awards may, at the option of employee participants, be divided between stock options and restricted stock units, or RSUs. The employee has three choices: (1) 100% stock options; (2) a mix of stock options and RSUs based on a two-thirds and one-third mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted; or (3) a mix of stock options and RSUs based on a fifty-fifty mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding the Company’s RSUs for the years ended December 31, 2010 and 2009 is as follows:

		Weighted
		Average
	Share	Grant Date
Nonvested RSUs	Equivalent	Fair Value

Nonvested at December 31, 2009	502,440	$40.41
Changes during the period:
Granted	1,156,973	60.47
Vested	(68,642)	49.37
Forfeited	(80,387)	50.39

Nonvested at December 31, 2010	1,510,384	$54.84

As of December 31, 2010, there was $62.4 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 2.2 years. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.

16.	Employee Benefit Plans

The Company sponsors an employee savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended, or the Code, for its U.S. employees. The Company’s contributions to the U.S. savings plan are discretionary and have historically been made in the form of the Company’s common stock (See Note 14). Such contributions are based on specified percentages of employee contributions up to 6% of eligible compensation or a maximum permitted by law. Total expense for contributions to the U.S. savings plans were $14.4 million, $10.6 million and $8.3 million in 2010, 2009 and 2008, respectively. The Company also sponsors defined contribution plans in certain foreign locations. Participation in these plans is subject to the local laws that are in effect for each country and may include statutorily imposed minimum contributions. The Company also maintains defined benefit plans in certain foreign locations for which the obligations and the net periodic pension costs were determined to be immaterial at December 31, 2010.

In 2000, the Company’s Board of Directors approved a deferred compensation plan effective September 1, 2000. In February 2005, the Company’s Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, and amended the plan in February 2008. This plan operates as

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s ongoing deferred compensation plan and is intended to comply with the American Jobs Creation Act of 2004, which added new Section 409A to the Code, changing the income tax treatment, design and administration of certain plans that provide for the deferral of compensation. The Company’s Board of Directors froze the 2000 deferred compensation plan, effective as of December 31, 2004, and no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of Section 409A. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to an amended 90% of the participant’s base salary, 100% of cash bonuses and equity compensation allowed under Section 409A of the Code. Company contributions to the deferred compensation plan represent a match to certain participants’ deferrals up to a specified percentage (currently ranging from 10% to 20%, depending on the employee’s position as specified in the plan, and ranging from 10% to 25% through December 31, 2006) of the participant’s base salary. The Company recorded expense of $1.5 million, $0.4 million and $0.5 million related to the deferred compensation plans in 2010, 2009 and 2008, respectively. The Company’s recurring matches are fully vested, upon contribution. All other Company contributions to the plan do not vest until the specified requirements are met. At December 31, 2010 and 2009, the Company had a deferred compensation liability included in other non-current liabilities in the consolidated balance sheets of approximately $46.3 million and $36.6 million, respectively, which included the participant’s elected deferral of salaries and bonuses, the Company’s matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measuring alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.

In 2003, the Company established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. The Company currently has three separate three-year performance cycles running concurrently ending December 31, 2011, 2012 and 2013. Performance measures for the Plans are based on the following components in the last year of the three-year cycle: 25% on non-GAAP earnings per share, 25% on non-GAAP net income and 50% on total non-GAAP revenue, as defined.

Payouts may be in the range of 0% to 200% of the participant’s salary for the LTIPs. The estimated payout for the concluded 2010 Plan is $6.8 million, which is included in other current liabilities at December 31, 2010, and the maximum potential payout, assuming maximum objectives are achieved for the 2011, 2012 and 2013 Plans are $9.5 million, $11.3 million and $18.4 million, respectively. Such awards are payable in cash or, at the Company’s discretion, payable in common stock based upon its stock price on the payout date. The Company accrues the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of the Company’s level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2010, 2009 and 2008, the Company recognized expense related to the LTIP of $8.1 million, $5.5 million and $6.3 million, respectively.

17.	Income Taxes

The income tax provision is based on income (loss) before income taxes as follows:

	2010	2009	2008

U.S.	$233,635	$431,253	$(1,364,947)
Non-U.S.	778,975	544,450	(3,878)

Income before income taxes	$1,012,610	$975,703	$(1,368,825)

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for taxes on income is as follows:

	2010	2009	2008

United States:
Taxes currently payable:
Federal	$184,730	$148,630	$213,576
State and local	9,926	51,959	36,263
Deferred income taxes	(99,581)	(25,721)	(94,326)

Total U.S. tax provision	95,075	174,868	155,513

International:
Taxes currently payable	41,685	25,306	19,577
Deferred income taxes	(4,342)	(1,218)	(10,262)

Total international tax provision	37,343	24,088	9,315

Total provision	$132,418	$198,956	$164,828

Amounts are reflected in the preceding tables based on the location of the taxing authorities. As of December 31, 2010, the Company has not made a U.S. tax provision on $3.934 billion of unremitted earnings of its international subsidiaries. These earnings are expected to be reinvested overseas indefinitely. It is not practicable to compute the estimated deferred tax liability on these earnings.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010 and 2009 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2010		2009
	Assets	Liabilities	Assets	Liabilities

Federal, state and international NOL carryforwards	$120,647	$—	$10,138	$—
Deferred revenue	3,508	—	2,659	—
Capitalized research expenses	31,151	—	34,344	—
Tax credit carryforwards	22,948	—	73,818	—
Non-qualified stock options	100,458	—	74,474	—
Plant and equipment, primarily differences in depreciation	—	(4,174)	572	—
Inventory	—	(22,608)	5,091	—
Other assets	57,037	(2,990)	47,836	(614)
Intangibles	167,351	(1,257,945)	52,263	(126,996)
Accrued and other expenses	128,847	—	95,003	—
Unrealized (gains) losses on securities	327	—	—	(143)

Subtotal	632,274	(1,287,717)	396,198	(127,753)
Valuation allowance	(46,821)	—	(58,347)	—

Total deferred taxes	$585,453	$(1,287,717)	$337,851	$(127,753)
Net deferred tax asset (liability)	$(702,264)	$—	$210,098	$—

At December 31, 2010 and 2009, deferred tax assets and liabilities were classified on the Company’s balance sheet as follows:

	2010	2009

Current assets	$151,779	$49,817
Other assets (non-current)	28,859	160,282
Current liabilities	(32)	(1)
Other non-current liabilities	(882,870)	—

Net deferred tax asset (liability)	$(702,264)	$210,098

Reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate for continuing operations is as follows:

Percentages	2010	2009	2008

U.S. statutory rate	35.0%	35.0%	(35.0)%
Foreign tax rate differences	(21.8)	(16.3)	(7.3)
State taxes, net of federal benefit	—	1.1	0.4
Change in valuation allowance	(1.9)	(0.6)	1.5
In-process R&D	—	—	52.1
Other	1.8	1.2	0.3

Effective income tax rate	13.1%	20.4%	12.0%

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company operates under an income tax holiday in Switzerland through 2015 that exempts the Company from Swiss income taxes on most of its operations in Switzerland. The impact of the Swiss tax holiday is reflected in the Company’s effective tax rate. The difference between the maximum statutory Swiss income tax rate (22.18% in 2010, 2009, and 2008) and the Company’s Swiss income tax rate under the tax holiday resulted in a reduction in the 2010, 2009, and 2008 effective tax rates of 15.8, 11.4, and 3.4 percentage points, respectively. The impact of this item is included in the foreign rate differential line in the above table.

At December 31, 2010, the Company had federal net operating loss, or NOL, carryforwards of $280.0 million and combined state NOL carryforwards of approximately $616.1 million that will expire in the years 2011 through 2030. The Company also has research and experimentation credit carryforwards of approximately $24.8 million that will expire in the years 2015 through 2028. Excess tax benefits related to stock option deductions incurred after December 31, 2005 are required to be recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, the Company has not recorded deferred tax assets for certain stock option deductions included in its state NOL carryforwards and research and experimentation credit carryforwards. At December 31, 2010, deferred tax assets have not been recorded on state NOL carryforwards of approximately $124.9 million and for research and experimentation credits of approximately $9.5 million. These stock option tax benefits will be recorded as an increase in additional paid-in capital when realized.

At December 31, 2010 and 2009, it was more likely than not that the Company would realize its deferred tax assets, net of valuation allowances. The principal valuation allowance relates to Swiss deferred tax assets and is the result of the Swiss tax holiday that does not expire until the end of 2015.

The Company realized stock option deduction benefits in 2010, 2009 and 2008 for income tax purposes and has increased additional paid-in capital in the amount of approximately $32.5 million, $98.8 million and $160.6 million, respectively. The Company has recorded deferred income taxes as a component of accumulated other comprehensive income resulting in a deferred income tax asset at December 31, 2010 of $0.3 million and a deferred income tax liability at December 31, 2009 of $0.1 million.

The Company’s U.S. federal income tax returns have been audited by the U.S. Internal Revenue Service, or the IRS, through the year ended December 31, 2005. Tax returns for the years ended December 31, 2006, 2007 and 2008 are currently under examination by the IRS and scheduled to be completed within the next 12 months. The Company is also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where the Company has operations.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts taken or expected to be taken in a tax return because of the uncertainties described above. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009

Balance at beginning of year	$442,489	$385,840
Increases related to prior year tax positions	9,131	16,322
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	118,012	76,110
Settlements	(29,292)	(35,783)
Lapse of statute	—	—

Balance at end of year	$540,340	$442,489

These unrecognized tax benefits relate primarily to issues common among multinational corporations. If recognized, unrecognized tax benefits of approximately $504.7 million would have a net impact on the effective tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Accrued interest at December 31, 2010 and 2009 is approximately $32.5 million and $21.2 million, respectively.

The Company effectively settled examinations with various taxing jurisdictions in 2010 and 2009. These settlements resulted in decreases in the liability for unrecognized tax benefits related to tax positions taken in prior years of $29.3 million in 2010 and $35.8 million in 2009. The Company has recorded increases in the liability for unrecognized tax benefits for prior years related to ongoing income tax audits in various taxing jurisdictions.

The Company’s tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claim for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. Certain of these examinations are scheduled to conclude within the next 12 months. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next 12-month period. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible changes related to our unrecognized tax benefits. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

18.	Collaboration Agreements

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to its expiration as described above, the agreement may be terminated by:

i. Novartis at their sole discretion, effective 12 months after written notice to the Company, or

ii. by:

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

Array BioPharma Inc.:  The Company has a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, the Company made an upfront payment in September 2007 to Array of $40.0 million, which was recorded as research and development expense, in return for an option to receive exclusive worldwide rights for compounds developed against two of the four research targets defined in the agreement, except for Array’s limited U.S. co-promotional rights. In June 2009, the Company made an additional upfront payment of $4.5 million to expand the research targets defined in the agreement, which was recorded as research and development expense. Array will be responsible for all discovery and clinical development through Phase I or Phase IIa and be entitled to receive, for each compound, potential milestone payments of approximately $200.0 million if certain discovery, development and regulatory milestones are achieved, and $300.0 million if certain commercial milestones are achieved as well as royalties on net sales. During the fourth quarter of 2010, the Company made a $10.0 million discovery milestone payment as required by the collaboration upon the filing and clearance of an investigational new drug application with the FDA.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Acceleron will retain responsibility for initial activities, including research and development, through the end of Phase IIa clinical trials, as well as manufacturing the clinical supplies for these studies. In turn, the Company will conduct the Phase IIb and Phase III clinical studies and will oversee the manufacture of Phase III and commercial supplies. Acceleron will pay a share of the development expenses and is eligible to receive development, regulatory approval and sales-based milestones of up to $510.0 million for the ACE-011 program and up to an additional $437.0 million for each of the three discovery stage programs. The companies will co-promote the products in North America. Acceleron will receive tiered royalties on worldwide net sales, upon the commercialization of a development compound.

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

Prior to its expiration as described above, the agreement may be terminated by:

(i) the Company at its sole discretion, or

(ii) either party if the other party:

a. materially breaches any of its material obligations under the agreement, or

b. files for bankruptcy.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(i) the Company at its sole discretion after, or

(ii) either party if the other party:

a. materially breaches the agreement and fails to cure such breach within the specified period, or

b. files for bankruptcy.

The party terminating under (i) or (ii)(a) above has the right to terminate on a program-by-program basis, leaving the agreement in effect with respect to remaining programs. If the agreement or any program is terminated by the Company for convenience or by Agios for a material breach or bankruptcy by the Company, then, among other things, depending on the type of program and territorial rights: (a) certain licenses granted by the Company to Agios shall stay in place, subject to Agios’ payment of certain royalties to the Company: and (b) Celgene will grant Agios a non-exclusive, perpetual, royalty-free license to certain technology developed in the conduct of the collaboration and used in the program (which license is exclusive with respect to certain limited collaboration technology). If the agreement or any program is terminated by the Company for a material breach or bankruptcy by Agios, then, among other things, all licenses granted by Celgene to Agios will terminate and: (i) Celgene’s license from Agios will continue in perpetuity and all payment obligations will be reduced or will terminate; (ii) Celgene’s license for certain programs will become exclusive worldwide: and (iii) with regard to any program where the Company has exercised buy-in rights, Agios shall continue to pay certain royalties to Celgene.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

19.	Commitments and Contingencies

Leases:  The Company leases offices and research facilities under various operating lease agreements in the United States and international markets. At December 31, 2010, the non-cancelable lease terms for the operating leases expire at various dates between 2011 and 2018 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.

Future minimum lease payments under noncancelable operating leases as of December 31, 2010 are:

Operating
Leases

2011	$36,679
2012	26,046
2013	16,352
2014	15,634
2015	13,483
Thereafter	28,953

Total minimum lease payments	$137,147

Total rental expense under operating leases was approximately $36.4 million in 2010, $24.4 million in 2009 and $20.4 million in 2008.

Lines of Credit:  The Company maintains lines of credit with several banks to support its hedging programs and to facilitate the issuance of bank letters of credit and guarantees on behalf of its subsidiaries. Lines of credit supporting the Company’s hedging programs as of December 31, 2010 allowed the Company to enter into derivative contracts with settlement dates through 2013. As of December 31, 2010, the Company has entered into derivative contracts with net notional amounts totaling $1.6 billion. Lines of credit facilitating the issuance of bank letters of credit and guarantees as of December 31, 2010 allowed the Company to have letters of credit and guarantees issued on behalf of its subsidiaries totaling $41.6 million.

Other Commitments:  The Company’s obligations related to product supply contracts totaled $362.5 million at December 31, 2010. The Company also owns an interest in two limited partnership investment funds. The Company has committed to invest an additional $8.0 million into one of the funds which is callable any time within a ten-year period, which expires on February 28, 2016.

Collaboration Arrangements:  The Company has entered into certain research and development collaboration agreements, as identified in Note 18, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at December 31, 2010 and 2009.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the fourth quarter of 2009, the Company received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission, or the FTC. The FTC requested documents and other information relating to requests by generic companies to purchase the Company’s patented REVLIMID® and THALOMID® brand drugs in order to evaluate whether there is reason to believe that the Company has engaged in unfair methods of competition. In the first quarter of 2010, the State of Connecticut referenced the same issues as those referenced in the 2009 CID and issued a subpoena. In the fourth quarter of 2010, the Company received a second CID from the FTC relating to this matter. The Company continues to respond to requests for information.

In the first quarter of 2011, the Company received a letter from the United States Attorney for the Central District of California informing the Company that it was under investigation relating to its promotion of the drugs THALOMID® and REVLIMID® regarding off-label marketing and improper payments to physicians. The Company is cooperating with the Unites States Attorney in connection with this investigation.

On January 20, 2011, the Supreme Court of Canada ruled that the jurisdiction of the Patented Medicine Prices Review Board, or the PMPRB, extends to sales of drugs to Canadian patients even if the locus of sale is within the United States. As a result of this rulling, the Company’s U.S. sales of THALOMID® brand drug to Canadian patients under the special access program are subject to PMPRB jurisdiction on and after January 12, 1995. In accordance with the ruling of the Supreme Court of Canada, we have provided to-date data regarding these special access program sales to the PMPRB. In light of the approval of THALOMID® brand drug for multiple myeloma by Health Canada on August 4, 2010, this drug is now sold through the Company’s Canadian entity and is no longer sold to Canadian patients in the United States. The PMPRB’s proposed pricing arrangement has not been determined. Depending on the calculation, the Company may be requested to return certain revenues associated with these sales and to pay fines. Should this occur, the Company would have to consider various legal options to address whether the pricing determination was reasonable.

Legal Proceedings:

The Company and certain of its subsidiaries are involved in various patent, commercial and other claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of our business. These legal proceedings and other matters are complex in nature and have outcomes that are difficult to predict and could have a material adverse effect on the Company. The Company records accruals for such contingencies to the extent that it concludes that it is probable that a liability will be incurred and the amount of the related loss can be reasonably estimated.

Patent proceedings include challenges to scope, validity or enforceability of the Company’s patents relating to its various products or processes. Although the Company believes it has substantial defenses to these challenges with respect to all its material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that drug and could materially affect future results of operations.

Among the principal matters pending to which the Company is a party, are the following:

REVLIMID®

The Company has publicly announced that it has received a notice letter dated August 30, 2010, sent from Natco Pharma Limited of India (“Natco”) notifying it of a Paragraph IV certification alleging that patents listed for

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

REVLIMID® in the Orange Book are invalid, and/or not infringed (the Notice Letter). The Notice Letter was sent pursuant to Natco having filed an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg capsules of REVLIMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On October 8, 2010, Celgene filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to United States Patent Nos. 5,635,517 (the “’517 patent”), 6,045,501 (the “’501 patent”), 6,281,230 (the “’230 patent”), 6,315,720 (the “’720 patent”), 6,555,554 (the “’554 patent”), 6,561,976 (the “’976 patent”), 6,561,977 (the “’977 patent”), 6,755,784 (the “’784 patent”), 7,119,106 (the “’106 patent”), and 7,465,800 (the “’800 patent”). If Natco is successful in challenging our patents listed in the Orange Book, and the FDA were to approve the ANDA with a comprehensive education and risk management program for a generic version of lenalidomide, sales of REVLIMID® could be significantly reduced in the United States by the entrance of a generic lenalidomide product, potentially reducing the Company’s revenue.

Natco responded to the Company’s infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims. Natco has alleged (through affirmative defenses and counterclaims) that the patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic productions. After filing the infringement action, we learned the identity of Natco’s U.S. partner, Arrow International Limited, and filed an amended complaint on January 7, 2011, adding Arrow as a defendant.

ELAN PHARMA INTERNATIONAL LIMITED

On February 23, 2011, the parties entered into a settlement and license agreement for $78.0 million, whereby all claims were resolved and we obtained the rights to certain patents in and related to the litigation including rights to U.S. Reissue Patent REI 41,884 (the “Reissued Patent”), as well as all foreign counterparts, all of which expire in 2016. Prior to the settlement, on July 19, 2006, Elan Pharmaceutical Int’l Ltd. filed a lawsuit against the predecessor entity of Abraxis (“Old Abraxis”) in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed two of its patents by making, using and selling the ABRAXANE® brand drug. Elan sought unspecified damages and an injunction. In response, Old Abraxis contended that it did not infringe the Elan patents and that the Elan patents are invalid and unenforceable. Before trial, Elan dropped its claim that Old Abraxis infringed one of the two asserted patents. Elan also dropped its request for an injunction as to the remaining patent. On June 13, 2008, after a trial with respect to the remaining patent, a jury ruled that Old Abraxis had infringed that patent, that Abraxis’ infringement was not willful, and that the patent was valid and enforceable. The jury awarded Elan $55.2 million in damages for sales of ABRAXANE® through the judgment date. For accounting purposes, Abraxis assumed approximately a 6% royalty on all U.S. sales, moving forward from the verdict, of ABRAXANE® brand drug, plus interest. The patent expired on January 25, 2011.

ABRAXIS SHAREHOLDER LAWSUIT

Abraxis, the members of the Abraxis board of directors and the Celgene Corporation are named as defendants in putative class action lawsuits brought by Abraxis stockholders challenging the Abraxis acquisition in Los Angeles County Superior Court. The plaintiffs in such actions assert claims for breaches of fiduciary duty arising out of the acquisition and allege that Abraxis’ directors engaged in self-dealing and obtained for themselves personal benefits and failed to provide stockholders with material information relating to the acquisition. The plaintiffs also allege claims for aiding and abetting breaches of fiduciary duty against the Company and Abraxis.

On September 14, 2010, the parties reached an agreement in principle to settle the actions pursuant to the Memorandum of Understanding, or the MOU. Without admitting the validity of any allegations made in the actions,

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or any liability with respect thereto, the defendants elected to settle the actions in order to avoid the cost, disruption and distraction of further litigation. Under the MOU, the defendants agreed, among other things, to make additional disclosures relating to the acquisition, and to provide the plaintiffs’ counsel with limited discovery to confirm the fairness and adequacy of the settlement. Abraxis, on behalf of itself and for the benefit of the other defendants in the actions, also agreed to pay the plaintiffs’ counsel $600,000 for their fees and expenses. Plaintiffs agreed to release all claims against the Company and Abraxis relating to the Company’s acquisition of Abraxis, except claims to enforce the settlement or properly perfected claims for appraisal in connection with the acquisition of Abraxis by the Company.

On November 15, 2010, the parties executed and filed a stipulation and settlement with the Court and plaintiffs filed a motion for preliminary approval of the class action settlement. On January 26, 2011, the Court granted plaintiffs’ motion for preliminary approval of the class action settlement, certified the class for settlement purposes only and approved the form of notice of the settlement of the class action.

20.	Geographic and Product Information

Operations by Geographic Area:  Revenues primarily consist of sales of REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE®, and ISTODAX®. Revenues are also derived from collaboration agreements and royalties received from a third party for sales of FOCALIN XR® and RITALIN® LA.

Revenues	2010	2009	2008

United States	$2,188,562	$1,732,179	$1,581,889
Europe	1,266,791	908,130	657,929
All other	170,392	49,584	14,963

Total revenues	$3,625,745	$2,689,893	$2,254,781

Long-Lived Assets(1)	2010	2009

United States	$342,575	$147,876
Europe	158,938	145,740
All other	8,406	4,176

Total long lived assets	$509,919	$297,792

(1)	Long-lived assets consist of net property, plant and equipment.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues by Product:  Total revenues from external customers by product for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008

REVLIMID®	$2,469,183	$1,706,437	$1,324,671
VIDAZA®	534,302	387,219	206,692
THALOMID®	389,605	436,906	504,713
ABRAXANE®	71,429	—	—
ISTODAX®	15,781	—	—
ALKERAN®	—	20,111	81,734
Other	28,138	16,681	19,868

Total net product sales	3,508,438	2,567,354	2,137,678
Collaborative agreements and other revenue	10,540	13,743	14,945
Royalty revenue	106,767	108,796	102,158

Total revenue	$3,625,745	$2,689,893	$2,254,781

Major Customers:  The Company sells its products primarily through wholesale distributors and specialty pharmacies in the United States, which account for a large portion of the Company’s total revenues. International sales are primarily made directly to hospitals, clinics and retail chains, many of which are government owned. In 2010, 2009 and 2008, the following two customers accounted for more than 10% of the Company’s total revenue in at least one of those years. The percentage of amounts due from these same customers compared to total net accounts receivable is also depicted below as of December 31, 2010 and 2009.

	Percent of Total Revenue			Percent of Net Accounts Receivable
Customer	2010	2009	2008	2010	2009

CVS / Caremark	9.9%	11.6%	10.7%	6.2%	7.9%
Amerisource Bergen Corp.	9.8%	10.9%	11.0%	4.6%	7.2%

21.	Quarterly Results of Operations (Unaudited)

2010	1Q	2Q	3Q	4Q	Year

Total revenue	$791,254	$852,692	$910,111	$1,071,688	$3,625,745
Gross profit(1)	697,496	755,104	822,114	927,203	3,201,917
Income tax (provision)	(53,917)	(16,927)	(49,011)	(12,563)	(132,418)
Net income attributable to Celgene	234,442	155,352	281,151	209,567	880,512
Net income per common share attributable to Celgene:(2)
Basic	$0.51	$0.34	$0.61	$0.45	$1.90
Diluted	$0.50	$0.33	$0.60	$0.44	$1.88
Weighted average shares (in thousands)
Basic	459,914	460,309	459,653	469,244	462,298
Diluted	467,655	467,425	466,332	476,709	469,517

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009	1Q	2Q	3Q	4Q	Year

Total revenue	$605,053	$628,666	$695,137	$761,037	$2,689,893
Gross profit(1)	511,933	547,252	615,909	675,971	2,351,065
Income tax (provision)	(48,386)	(46,329)	(53,887)	(50,354)	(198,956)
Net income	162,883	142,835	216,815	254,215	776,747
Net income per common share:(2)
Basic	$0.35	$0.31	$0.47	$0.55	$1.69
Diluted	$0.35	$0.31	$0.46	$0.54	$1.66
Weighted average shares (in thousands)
Basic	459,583	459,586	458,834	459,223	459,304
Diluted	468,105	467,082	467,057	466,965	467,354

(1)	Gross profit is computed by subtracting cost of goods sold (excluding amortization of acquired intangible assets) from net product sales.

(2)	The sum of the quarters may not equal the full year due to rounding. In addition, quarterly and full year basic and diluted earnings per share are calculated separately.

22.	Subsequent Events

The results of the ongoing ABRAXANE® Phase III study in NSCLC, or the NSCLC study, were presented at a major scientific congress in June 2010. These results indicated that the primary endpoint of overall response rate was met and that it achieved statistical significance. On January 10, 2011, the Company further announced that it had completed an interim analysis on the secondary endpoint for progression free survival, or PFS, for the NSCLC study. These interim PFS results, while not negative, were not statistically significant. The NSCLC approval, if achieved, would be based on the Special Protocol Assessment agreed upon with the FDA. The Special Protocol Assessment states that the trial must reach the primary endpoint of response rate, which has been met, as well as showing that the secondary endpoint of PFS is not negative or, trending in the wrong direction. The interim analysis did not show a negative trend for PFS, and the ABRAXANE® arm was no worse than the comparator arm. This reduces the probability that a payment will be made for Milestone Payment #1 under the CVR agreement that the Company entered into with the former shareholders of Abraxis (see Note 2). Should the final analysis of the PFS data, which is expected in the middle of 2011, not demonstrate a positive trend, then Milestone Payment #1 under the CVR agreement has a high probability of not being met. Milestone Payment #1 relates to the marketing of ABRAXANE® under a label that includes a PFS claim, but only if the foregoing milestone is achieved no later than the fifth anniversary of the acquisition of Abraxis. The market value of the publicly traded CVRs, which represents the fair value of the Company’s liability for all potential payments under the CVR agreement, has therefore decreased from $212.0 million at December 31, 2010 to $101.7 million at February 10, 2011. In addition, the Company will adjust the value of the liability for the CVRs as of the end of its first quarter 2011, and at that time will consider the results of the interim analysis of PFS when it performs impairment testing on the IPR&D asset acquired with the Abraxis transaction.

On February 23, 2011, the Company entered into an interest rate swap contract to convert a portion of its interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rate is benchmarked to LIBOR. The swap is designated as a fair value hedge on the fixed-rate debt issue maturing October 2015. Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps will be recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Operations. As of this filing, the total notional amount of debt hedged with an interest rate swap is $125.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

The acquisition of Abraxis on October 15, 2010 represents a material change in internal control over financial reporting since management’s last assessment of the effectiveness of the Company’s internal controls over financial reporting which was as of September 30, 2010. The acquired Abraxis operations utilize separate information and accounting systems and processes and it was not possible to complete an evaluation and review of the internal controls over financial reporting since the acquisition was completed.

Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition.

With the exception of the Abraxis acquisition as noted above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

We acquired Abraxis BioScience, Inc. (“Abraxis”) during 2010, and our management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, Abraxis’s internal control over financial reporting associated with total net assets of approximately $3.2 billion (of which approximately $2.6 billion represents goodwill and identifiable intangible assets which are included within the scope of the assessment) and total revenues of $88.5 million included in our consolidated financial statements as of and for the year ended December 31, 2010. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition.

With the exception of the Abraxis acquisition as noted above, based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2010, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited Celgene Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Celgene Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Celgene Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Celgene Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

Celgene Corporation acquired Abraxis BioScience, Inc. (“Abraxis”) during 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, Abraxis’s internal control over financial reporting associated with total net assets of approximately $3.2 billion (of which approximately $2.6 billion represents goodwill and identifiable intangible assets which are included within the scope of the assessment) and total revenues of $88.5 million included in the consolidated financial statements of Celgene Corporation as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Celgene Corporation also excluded an evaluation of the internal control over financial reporting of Abraxis.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2010, and our report dated February 28, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey
February 28, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2010 in connection with our 2011 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

See Item 10.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 10.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

See Item 10.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1.  Consolidated Financial Statements

(a) 3.  Exhibit Index

The following exhibits are filed with this report or incorporated by reference:

Exhibit
No.	Exhibit Description

1.1	Underwriting Agreement, dated November 3, 2006, between the Company and Merrill Lynch Pierce, Fenner and Smith Incorporated and J.P. Morgan Securities Inc. as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 6, 2006).
1.2	Underwriting Agreement, dated as of October 4, 2010, among the Company and Citigroup Global Markets Inc., J.P. Morgan Securities LLC and Morgan Stanley & Co. Incorporated (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 5, 2010).
2.1	Purchase Option Agreement and Plan of Merger, dated April 26, 2002, among the Company, Celgene Acquisition Corp. and Anthrogenesis Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 dated November 13, 2002 (No. 333-101196)).
2.2	Amendment to the Purchase Option Agreement and Plan of Merger, dated September 6, 2002, among the Company, Celgene Acquisition Corp. and Anthrogenesis Corp. (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 dated November 13, 2002 (No. 333-101196)).
2.3	Asset Purchase Agreement by and between the Company and EntreMed, Inc., dated as of December 31, 2002 (incorporated by reference to Exhibit 99.6 to the Company’s Schedule 13D filed on January 3, 2003).
2.4	Securities Purchase Agreement by and between EntreMed, Inc. and the Company, dated as of December 31, 2002 (incorporated by reference to Exhibit 99.2 to the Company’s Schedule 13D filed on January 3, 2003).
2.5	Share Acquisition Agreement for the Purchase of the Entire Issued Share Capital of Penn T Limited among Craig Rennie and Others, Celgene UK Manufacturing Limited and the Company dated October 21, 2004 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 26, 2004).
2.6	Agreement and Plan of Merger, dated as of November 18, 2007, by and among Pharmion Corporation, Celgene Corporation and Cobalt Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007.
2.7	Agreement and Plan of Merger dated as of June 30, 2010, among Celgene Corporation Artistry Acquisition Corp. and Abraxis Bioscience, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 1, 2010).
3.1	Certificate of Incorporation of the Company, as amended through February 16, 2006 (incorporated by reference to Exhibit 3.1 to the Company’ Annual Report on Form 10-K for the year ended December 31, 2005).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K, dated September 16, 1996), as amended effective May 1, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006) as amended, effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 17, 2009), and, as amended, effective February 17, 2010 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
4.1	Contingent Value Rights Agreement, dated as of October 15, 2010, by and between Celgene Corporation and American Stock Transfer & Trust Company, LLC, as trustee, including the Form of CVR Certificate as Annex A (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A12B, filed on October 15, 2010).
4.2	Indenture, dated as of October 7, 2010, relating to the 2.450% Senior Notes due 2015, 3.950% Senior Notes due 2020 and 5.700% Senior Notes due 2040, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 7, 2010).
4.3	Form of 2.450% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 7, 2010).
4.4	Form of 3.950% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 7, 2010).

Exhibit
No.	Exhibit Description

4.5	Form of 5.700% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 7, 2010).
10.1	Purchase and Sale Agreement between Ticona LLC, as Seller, and the Company, as Buyer, relating to the purchase of the Company’s Summit, New Jersey, real property (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).
10.2	1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated May 30, 1997), as amended by Amendment No. 1 thereto, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.3	1995 Non Employee Directors’ Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated May 24, 1999), as amended by Amendment No. 1 thereto, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002), as amended by Amendment No. 2 thereto, effective as of April 18, 2000 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002), as amended by Amendment No. 3 thereto, effective as of April 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005), as amended by Amendment No. 4 thereto, effective as of April 5, 2005 (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (No. 333-126296), as amended by Amendment No. 5 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007), as amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.4	Form of indemnification agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).
10.5	Services Agreement effective May 1, 2006 between the Company and John W. Jackson (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
10.6	Employment Agreement effective May 1, 2006 between the Company and Sol J. Barer (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006); amendment to Employment Agreement to comply with Section 409A of the Internal Revenue Code (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008); Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of May 1, 2006, as amended, between the Company and Sol J. Barer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2010).
10.6A	Services Agreement, dated as of April 28, 2010, between the Company and Sol J. Barer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 18, 2010).
10.7	Employment Agreement effective May 1, 2006 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006); amendment to Employment Agreement to comply with Section 409A of the Internal Revenue Code (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008); Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of May1, 2006, as amended, between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 18, 2010).

Exhibit
No.	Exhibit Description

10.8	Celgene Corporation 2008 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 18, 2009); formerly known as the 1998 Stock Incentive Plan, amended and restated as of April 23, 2003 (and, prior to April 23, 2003, formerly known as the 1998 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006), as amended by Amendment No. 1 to the 1998 Stock Incentive Plan, effective as of April 14, 2005 (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (No. 333-126296), as amended by Amendment No. 2 to the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006), as amended by Amendment No. 3 to the 1998 Stock Incentive Plan, effective August 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.9	Stock Purchase Agreement dated June 23, 1998 between the Company and Biovail Laboratories Incorporated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 1998).
10.10	Registration Rights Agreement dated as of July 6, 1999 between the Company and the Purchasers in connection with the issuance of the Company’s 9.00% Senior Convertible Note Due June 30, 2004 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999).
10.11	Development and License Agreement between the Company and Novartis Pharma AG, dated April 19, 2000 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.12	Collaborative Research and License Agreement between the Company and Novartis Pharma AG, dated December 20, 2000 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
10.13	Custom Manufacturing Agreement between the Company and Johnson Matthey Inc., dated March 5, 2001 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.14	Manufacturing and Supply Agreement between the Company and Mikart, Inc., dated as of April 11, 2001 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.15	Distribution Services Agreement between the Company and Ivers Lee Corporation, d/b/a Sharp, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).
10.16	Forms of Award Agreement for the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Post-Effective Amendment to the Registration Statement on Form S-3 (No. 333-75636) dated December 30, 2005).
10.17	Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004), as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008).
10.18	Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.19	Agreement dated August 2001 by and among the Company, Children’s Medical Center Corporation, Bioventure Investments kft and EntreMed Inc. (certain portions of the agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.20	Exclusive License Agreement among the Company, Children’s Medical Center Corporation and, solely for purposes of certain sections thereof, EntreMed, Inc., effective December 31, 2002 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
No.	Exhibit Description

10.21	Supply Agreement between the Company and Sifavitor s.p.a., dated as of September 28, 1999 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.22	Supply Agreement between the Company and Siegfried (USA), Inc., dated as of January 1, 2003 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
10.23	Distribution and Supply Agreement by and between SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Celgene Corporation, entered into as of March 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.24	Technical Services Agreement among the Company, Celgene UK Manufacturing II, Limited (f/k/a Penn T Limited), Penn Pharmaceutical Services Limited and Penn Pharmaceutical Holding Limited dated October 21, 2004 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.25	Purchase and Sale Agreement between Ticona LLC and the Company dated August 6, 2004, with respect to the Summit, New Jersey property (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
10.26	Sublease between Gateway, Inc. (“Sublandlord”) and Celgene Corporation (“Subtenant”), entered into as of December 10, 2001, with respect to the San Diego property (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.27	Lease Agreement, dated January 16, 1987, between the Company and Powder Horn Associates, with respect to the Warren, New Jersey property (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, dated July 24, 1987) (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
10.28	Supply Agreement between the Company and Aptuit Inc. UK, successor to Evotec OAI Limited, dated August 1, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment) (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.29	Commercial Contract Manufacturing Agreement between the Company and OSG Norwich Pharmaceuticals, Inc., dated April 26, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.30	Finished Goods Supply Agreement (Revlimidtm) between the Company and Penn Pharmaceutical Services Limited, dated September 8, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.31	Distribution Services and Storage Agreement between the Company and Sharp Corporation, dated January 1, 2005 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).
10.32	Asset Purchase Agreement dated as of December 8, 2006 by and between Siegfried Ltd., Siegfried Dienste AG and Celgene Chemicals Sàrl (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.33	Celgene Corporation Management Incentive Plan (MIP) and Performance Plan (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.34	Letter Agreement between the Company and David W. Gryska (incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit
No.	Exhibit Description

10.35	Amendment to Letter Agreement between the Company and David W. Gryska (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007), as amended (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008).
10.36	Voting Agreement, dated as of November 18, 2007, by and among Celgene Corporation and the stockholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2007).
10.37	Intentionally left blank
10.38	Employment Agreement of Aart Brouwer, dated October 7, 2008 (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008); Addendum to Employment Agreement (incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).
10.39	Employment Letter of Dr. Graham Burton, dated as of June 2, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008).
10.40	Termination Agreement between the Company, Pharmion LLC and Pharmacia & Upjohn Company, dated October 3, 2008 (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on May 12, 2008).
10.41	Voting Agreement, dated as of June 30, 2010, by and among Celgene Corporation, Artistry Acquisition Corp., Dr. Patrick Soon-Shiong, California Capital LP, Patrick Soon-Shiong 2009 GRAT 1, Patrick Soon-Shiong 2009 GRAT 2, Michele B. Soon-Shiong GRAT 1, Michele B. Soon-Shiong GRAT 2, Soon-Shiong Community Property Revocable Trust, The Chan Soon-Shiong Family Foundation, California Capital Trust and Michele B. Chan Soon-Shiong (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 1, 2010).
10.42	Non-Competition, Non-Solicitation and Confidentiality Agreement, dated as of June 30, 2010, by and between Celgene Corporation and Dr. Patrick Soon-Shiong (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 1, 2010).
10.43	Stockholders’ Agreement, dated as of June 30, 2010, by and among Celgene Corporation, Dr. Patrick Soon-Shiong, California Capital LP, Patrick Soon-Shiong 2009 GRAT 1, Patrick Soon-Shiong 2009 GRAT 2, Michele B. Soon-Shiong GRAT 1, Michele B. Soon-Shiong GRAT 2, Soon-Shiong Community Property Revocable Trust, California Capital Trust and Michele B. Chan Soon-Shiong (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 1, 2010).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG LLP.
24.1*	Power of Attorney (included in Signature Page).
31.1*	Certification by the Company’s Chief Executive Officer.
31.2*	Certification by the Company’s Chief Financial Officer.
32.1*	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	The following materials from Celgene Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES AND POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person or entity whose signature appears below constitutes and appoints Robert J. Hugin its true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for it and in its name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all contents and purposes as it might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

By:	/s/ Robert J. Hugin
Robert J. Hugin
Chief Executive Officer

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sol J. Barer Sol J. Barer	Chairman of the Board	February 28, 2011

/s/ Robert J. Hugin Robert J. Hugin	Director, Chief Executive Officer	February 28, 2011

/s/ Jacqualyn A. Fouse Jacqualyn A. Fouse	Chief Financial Officer	February 28, 2011

/s/ Michael D. Casey Michael D. Casey	Director	February 28, 2011

/s/ Carrie S. Cox Carrie S. Cox	Director	February 28, 2011

/s/ Rodman L. Drake Rodman L. Drake	Director	February 28, 2011

Michael A. Friedman Michael A. Friedman	Director	February 28, 2011

/s/ Gilla Kaplan Gilla Kaplan	Director	February 28, 2011

Signature	Title	Date

/s/ James Loughlin James Loughlin	Director	February 28, 2011

/s/ Ernest Mario Ernest Mario	Director	February 28, 2011

/s/ Walter L. Robb Walter L. Robb	Director	February 28, 2011

/s/ Andre Van Hoek Andre Van Hoek	Controller (Principal Accounting Officer)	February 28, 2011

The foregoing constitutes a majority of the directors.

Celgene Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to
	Beginning of	Expense or		Other			Balance at
Year Ended December 31,	Year	Sales		Additions		Deductions	End of Year
	(In thousands)

2010
Allowance for doubtful accounts	$7,189	$2,309		$262	(2)	$4,928	$4,832
Allowance for customer discounts	3,598	52,975	(1)	—	(2)	48,301	8,272

Subtotal	10,787	55,284		262		53,229	13,104
Allowance for sales returns	7,360	6,440	(1)	815	(2)	9,836	4,779

Total	$18,147	$61,724		$1,077		$63,065	$17,883

2009
Allowance for doubtful accounts	$5,732	$2,664		$—		$1,207	$7,189
Allowance for customer discounts	3,659	37,315	(1)	—		37,376	3,598

Subtotal	9,391	39,979		—		38,583	10,787
Allowance for sales returns	17,799	14,742	(1)	—		25,181	7,360

Total	$27,190	$54,721		$—		$63,764	$18,147

2008
Allowance for doubtful accounts	$1,764	$6,232		$818	(2)	$3,082	$5,732
Allowance for customer discounts	2,895	36,024	(1)	283	(2)	35,543	3,659

Subtotal	4,659	42,256		1,101		38,625	9,391
Allowance for sales returns	16,734	20,624	(1)	926	(2)	20,485	17,799

Total	$21,393	$62,880		$2,027		$59,110	$27,190

(1)	Amounts are a reduction from gross sales.

(2)	The Other Additions column represents valuation account balances assumed in the 2010 acquisition of Abraxis and the 2008 acquisition of Pharmion.