Form 10-Q
period 2011-03-31
CELGENE CORP /DE/
filed 2011-05-05
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐     No ☑
At April 27, 2011, 462,801,485 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three-Month Periods Ended
	March 31,
	2011	2010

Revenue:
Net product sales	$1,083,609	$759,411
Collaborative agreements and other revenue	9,303	2,380
Royalty revenue	32,369	29,463

Total revenue	1,125,281	791,254

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	127,268	61,915
Research and development	435,478	204,657
Selling, general and administrative	302,261	207,978
Amortization of acquired intangible assets	69,050	41,593
Acquisition related (gains) charges and restructuring, net	(96,744)	4,862

Total costs and expenses	837,313	521,005

Operating income	287,968	270,249

Other income and expense:
Interest and investment income, net	4,522	14,084
Equity in (gains) losses of affiliated companies	556	(741)
Interest expense	11,750	481
Other income, net	6,624	3,766

Income before income taxes	286,808	288,359

Income tax provision	31,722	53,917

Net income	255,086	234,442
Less: Net loss attributable to non-controlling interest	504	—

Net income attributable to Celgene	$255,590	$234,442

Net income per share attributable to Celgene:
Basic	$0.55	$0.51
Diluted	$0.54	$0.50

Weighted average shares:
Basic	465,993	459,914

Diluted	472,235	467,655

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$1,486,992	$1,351,128
Marketable securities available for sale	943,627	1,250,173
Accounts receivable, net of allowances of $15,725 and $13,104 at March 31, 2011 and December 31, 2010, respectively	804,035	706,429
Inventory	223,233	260,130
Deferred income taxes	150,416	151,779
Other current assets	245,952	275,005
Assets held for sale	339,025	348,555

Total current assets	4,193,280	4,343,199

Property, plant and equipment, net	516,972	509,919
Investment in affiliated companies	25,672	23,073
Intangible assets, net	3,061,112	3,248,498
Goodwill	1,896,326	1,896,344
Other assets	150,991	156,129

Total assets	$9,844,353	$10,177,162

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$99,475	$94,465
Accrued expenses	504,768	592,336
Income taxes payable	8,055	11,423
Current portion of deferred revenue	14,386	16,362
Other current liabilities	359,652	309,214
Liabilities of disposal group	22,503	46,582

Total current liabilities	1,008,839	1,070,382

Deferred revenue, net of current portion	8,155	12,785
Income taxes payable	578,922	551,896
Deferred income taxes	821,103	882,870
Other non-current liabilities	301,077	416,173
Long-term debt, net of discount	1,247,420	1,247,584

Total liabilities	3,965,516	4,181,690

Commitments and Contingencies

Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 482,817,315 and 482,164,353 shares at March 31, 2011 and December 31, 2010, respectively	4,828	4,822
Common stock in treasury, at cost; 20,050,420 and 11,776,036 shares at March 31, 2011 and December 31, 2010, respectively	(984,650)	(545,588)
Additional paid-in capital	6,430,874	6,350,240
Retained earnings	503,856	248,266
Accumulated other comprehensive loss	(87,069)	(73,767)

Total stockholders’ equity	5,867,839	5,983,973
Non-controlling interest	10,998	11,499

Total equity	5,878,837	5,995,472

Total liabilities and equity	$9,844,353	$10,177,162

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2011	2010

Cash flows from operating activities:
Net income	$255,086	$234,442

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of long-term assets	17,281	11,951
Amortization	69,677	41,875
Allocation of pre-paid royalties	9,624	12,606
Provision (benefit) for accounts receivable allowances	191	(1,265)
Deferred income taxes	(64,914)	(10,136)
Impairment of acquired in-process research and development	118,000	—
Change in value of contingent consideration	(99,535)	4,862
Share-based compensation expense	59,153	41,428
Equity in (gains) losses of affiliated companies	556	(741)
Share-based employee benefit plan expense	4,413	4,344
Unrealized change in value of foreign currency forward contracts	2,435	6,571
Realized (gain) loss on marketable securities available for sale	1,346	(4,962)
Other, net	(715)	954

Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(76,139)	(54,375)
Inventory	40,762	(233)
Other operating assets	26,128	14,716
Assets held for sale, net	(7,820)	—
Accounts payable and other operating liabilities	(97,394)	(29,908)
Income tax payable	24,088	10,697
Deferred revenue	(6,953)	1,824

Net cash provided by operating activities	275,270	284,650

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	799,346	1,196,864
Purchases of marketable securities available for sale	(498,720)	(1,200,626)
Payments for acquisition of business, net of cash acquired	—	(337,608)
Capital expenditures	(23,161)	(18,906)
Investment in affiliated companies	(1,310)	(550)
Purchases of investment securities	(533)	(2,725)

Net cash provided by (used in) investing activities	275,622	(363,551)

Cash flows from financing activities:
Payment for treasury shares	(450,014)	—
Net proceeds from exercise of common stock options and warrants	18,305	31,669
Excess tax benefit from share-based compensation arrangements	4,781	12,228

Net cash provided by (used in) financing activities	(426,928)	43,897

Effect of currency rate changes on cash and cash equivalents	11,900	(11,622)

Net increase (decrease) in cash and cash equivalents	135,864	(46,626)

Cash and cash equivalents at beginning of period	1,351,128	1,102,172

Cash and cash equivalents at end of period	$1,486,992	$1,055,546

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2011	2010

Supplemental schedule of non-cash investing and financing activity:

Contingent consideration issued in acquisition of Gloucester	$—	$230,201

Change in net unrealized (gain) loss on marketable securities available for sale	$(2,030)	$(5,603)

Matured shares tendered in connection with stock option exercises	$—	$(163)

Supplemental disclosure of cash flow information:

Interest paid	$—	$—

Income taxes paid	$32,953	$40,525

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
The Company’s primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®), ABRAXANE®, and ISTODAX®. Additional sources of revenue include a licensing agreement with Novartis Pharma AG, or Novartis, which entitles the Company to royalties on FOCALIN XR® and the entire RITALIN® family of drugs and the sale of services through the Company’s Cellular Therapeutics subsidiary and other miscellaneous licensing agreements. Through the end of March 2011, the Company received residual payments from GlaxoSmithKline, or GSK, based upon GSK’s ALKERAN® revenues.
The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries, including certain former Abraxis entities determined to be non-core to the Company and reported as assets held for sale and liabilities of disposal group on the consolidated balance sheet. Investments in limited partnerships and interests where the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. The Company records net income attributable to non-controlling interest in its Consolidated Statements of Income equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties.
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
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 Annual Report on Form 10-K.
New Accounting Pronouncements: In December 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-29, “Disclosure of Supplementary Pro Forma Information,” or ASU 2010-29. ASU 2010-29 clarifies disclosure requirements to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for material business combinations for which the acquisition date is on or after January 1, 2011 and early adoption is permitted. The Company early adopted the disclosure requirements of ASU 2010-29 in the reporting of its acquisition of Abraxis in October 2010 in the 2010 Annual Report on Form 10-K.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Acquisitions
Abraxis BioScience, Inc.
On October 15, 2010, or the Acquisition Date, the Company acquired all of the outstanding common stock of Abraxis BioScience, Inc., or Abraxis in exchange for consideration valued at the Acquisition Date at approximately $3.205 billion, consisting of cash, stock and contingent value rights, or CVRs. The transaction, referred to as the Merger, resulted in Abraxis becoming a wholly owned subsidiary of the Company.
As discussed further in the section entitled “Contingent Value Rights” below, a holder of a CVR is entitled to receive a pro rata portion of cash payments that the Company is obligated to pay to all holders of CVRs, which is determined by achievement of certain net sales and U.S. regulatory approval milestones. Potential cash payments to CVR holders range from no payment if no regulatory milestones or net sales thresholds are met, to a maximum of $650 million in milestone payments plus payments based on annual net sales levels achieved if all milestones are met at the earliest target dates and sales exceed threshold amounts.
The Merger has been accounted for using the acquisition method of accounting which requires that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and requires the fair value of acquired in-process research and development, or IPR&D, to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. A preliminary purchase price allocation has been made and the recorded amounts are subject to change. The following items are subject to change:
•	amounts for intangible assets and associated deferred tax liabilities pending finalization of valuation efforts;

•	amounts for property plant and equipment, pending the confirmation of physical existence and condition of certain property, plant and equipment;

•	amounts for assumed contingent liabilities pending the finalization of our examination and valuation of filed cases;

•	amounts for income tax assets, receivables and liabilities, pending the filing of Abraxis pre-acquisition tax returns.
No adjustments were made during the three-month period ended March 31, 2011 to the amounts initially recorded for the assets acquired and liabilities assumed as of the Acquisition Date. The amounts recognized will be finalized as the information necessary to complete the analyses is obtained, but no later than one year from the Acquisition Date. Material adjustments, if any, could require retrospective application if they impact amortization amounts.
The purchase of Abraxis included a number of assets that are not associated with the nab® technology or ABRAXANE®. These assets, or non-core assets, consist of a number of subsidiaries, tangible assets, equity investments, joint venture partnerships and assets that support research and sales of products not related to the nab® technology. At the time of acquisition, the Company committed to a plan to divest the non-core assets that are classified as assets held for sale on the Consolidated Balance Sheets with the associated liabilities classified as liabilities of disposal group. Subsequent to March 31, 2011, the Company entered into an agreement to sell the majority of the non-core assets (See Note 19).

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of each of the following contingent cash payments:
•
Milestone Payment #1. $250 million upon U.S. Food and Drug Administration, or FDA, approval of ABRAXANE® for use in the treatment of non-small cell lung cancer, or NSCLC, if such approval permits the Company to market ABRAXANE® under a label that includes a progression-free survival, or PFS, claim, but only if the foregoing milestone is achieved no later than the fifth anniversary of the Merger.

•
Milestone Payment #2. $400 million (if achieved no later than April 1, 2013) or $300 million (if achieved after April 1, 2013 and before the fifth anniversary of the Merger) upon FDA approval of ABRAXANE® for use in the treatment of pancreatic cancer, if such approval permits the Company to market ABRAXANE® under a label that includes an overall survival claim.

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
The results of the ongoing ABRAXANE® Phase III study in NSCLC, or the NSCLC study, were presented at a major scientific congress in June 2010. These interim results indicated that the primary endpoint of overall response rate was met and that it achieved statistical significance. On January 10, 2011, the Company further announced that it had completed an interim analysis on the secondary endpoint for PFS for the NSCLC study. This interim PFS result, while not negative, was not statistically significant. The NSCLC approval, if achieved, would be based on the Special Protocol Assessment, or SPA, agreed upon with the FDA. The SPA states that the trial must reach the primary endpoint of response rate, which has been met, as well as showing that the secondary endpoint of PFS is not negative, i.e. no detrimental effect on progression free survival for the ABRAXANE® arm. The interim

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
analysis did not show that the ABRAXANE® arm was worse than the comparator arm, supporting the requirements as described in the SPA with the FDA. However, because the interim PFS result was not statistically significant, this reduces the probability that a payment will be made for Milestone Payment #1 under the CVR agreement that the Company entered into with the former shareholders of Abraxis. Should the final analysis of the PFS data, which is expected in the middle of 2011, not demonstrate a statistically significant positive result on the total dataset, then Milestone Payment #1 under the CVR agreement has a high probability of not being met. Milestone Payment #1 relates to the marketing of ABRAXANE® for the treatment of NSCLC under a label that includes a PFS claim, but only if the foregoing milestone is achieved no later than the fifth anniversary of the acquisition of Abraxis. The market value of the publicly traded CVRs, which represents the fair value of the Company’s liability for all potential payments under the CVR agreement, decreased from $212.0 million at December 31, 2010 to $106.4 million at March 31, 2011. The reduction in the fair value of the Company’s liability was recognized as a gain of $105.6 million in acquisition-related (gains) charges and restructuring, net on the Consolidated Statements of Income for the three-month period ended March 31, 2011.
The Company has evaluated the value assigned to the IPR&D from Abraxis and determined that based on a lower level of probable sales than that estimated at the time of acquisition for sales of ABRAXANE® for NSCLC under a label that includes a PFS claim, the fair value of the IPR&D acquired from Abraxis has fallen below the $1.290 billion recorded at the time of acquisition. An impairment charge included in research and development on the accompanying Consolidated Statements of Income in the amount of $118.0 million was recorded in the three-month period ended March 31, 2011 to reduce the value of the IPR&D asset acquired from Abraxis to its revised current fair value of $1.172 billion at March 31, 2011.
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
The Company paid $338.9 million in cash before milestone payments and may make additional future payments of up to $300.0 million in contingent regulatory milestone payments. As part of the Company’s consideration for the Gloucester acquisition, it is contractually obligated to pay certain consideration resulting from the outcome of future events. The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value until such consideration is satisfied.
Subsequent to the acquisition date, the Company has measured the contingent consideration arrangement at fair value each period with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and will be accrued based on an accretion schedule. At March 31, 2011, the balance of the contingent consideration was $258.9 million, of which $175.9 million is included in other current liabilities and $83.0 million included in other non-current liabilities.
4. Restructuring
The Company has incurred costs from restructuring activities related to the October 15, 2010 acquisition of Abraxis. Restructuring costs include employee termination costs, contract termination fees and facility closing costs. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes restructuring liability activity related to the Abraxis acquisition during the three-month period ended March 31, 2011:

	Balance	Expense		Balance	Cumulative
	December 31, 2010	Recognized	Payments	March 31, 2011	Payments

Severance costs	$14,881	$300	$5,134	$10,047	$6,367
Contract termination fees	—	1,304	1,304	—	1,304
Facility closing costs	—	1,138	37	1,101	37

Total restructuring costs	$14,881	$2,742	$6,475	$11,148	$7,708

The Company expects to incur additional restructuring expense of approximately $2.8 million in 2011 and $0.5 million in 2012. Future cash payments related to the restructuring activity are estimated to amount to $9.6 million in 2011, $4.4 million in 2012 and $0.4 million in 2013.
5. Earnings Per Share

	Three-Month Periods Ended
	March 31,
(Amounts in thousands, except per share)	2011	2010

Net income attributable to Celgene	$255,590	$234,442

Weighted-average shares:
Basic	465,993	459,914
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	6,242	7,741

Diluted	472,235	467,655

Net income per share:
Basic	$0.55	$0.51
Diluted	$0.54	$0.50
The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 26,149,808 and 18,775,142 shares for the three-month periods ended March 31, 2011 and 2010, respectively.
The Company’s Board of Directors has approved an aggregate $2.0 billion common share repurchase program ending in December 2012. As of March 31, 2011, an aggregate 16,072,008 shares of common stock were repurchased under the program, including 8,510,780 shares of common stock repurchased during the three-month period ended March 31, 2011.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Comprehensive Income
A summary of comprehensive income, net of tax, is summarized as follows:

	Three-Month Periods Ended
	March 31,
	2011	2010

Net income	$255,086	$234,442

Other comprehensive income:

Marketable securities:

Net unrealized gains on marketable securities available for sale, net of tax	2,030	5,112
Reclassification adjustment for (gains) and losses included in net income	1,355	(4,976)

Total other comprehensive gains (losses) related to marketable securities available for sale, net of tax	3,385	136
Net unrealized gains (losses) related to cash flow hedges, net of tax	(30,524)	57,003
Currency translation adjustments	13,837	38,370

Total other comprehensive income (loss) items	(13,302)	95,509

Comprehensive income	241,784	329,951

Comprehensive loss attributable to non-controlling interest	504	—

Comprehensive income attributable to Celgene	$242,288	$329,951

7. Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and the valuation techniques the Company utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 assets consist of warrants for the purchase of equity securities in non-publicly traded companies and an investment in common shares of a small biopharmaceutical company. The Company’s Level 1 liability relates to publicly traded CVRs. The Level 2 liability relates to forward currency contracts and the Level 3 liability consists of contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$177,725	$—	$177,725	$—
Available-for-sale securities	943,627	417	943,210	—
Interest rate swaps	760	—	760	—
Warrants	2,060	—	—	2,060
Warrants classified as held for sale	1,257	—	—	1,257
Securities classified as held for sale	28,436	12,198	—	16,238

Total assets	$1,153,865	$12,615	$1,121,695	$19,555

Liabilities:
Forward currency contracts	$(51,010)	$—	$(51,010)	$—
Acquisition related contingent consideration	(365,402)	(106,454)	—	(258,948)

Total liabilities	$(416,412)	$(106,454)	$(51,010)	$(258,948)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$5,000	$—	$5,000	$—
Available-for-sale securities	1,250,173	4,268	1,242,402	3,503
Warrants	1,757	—	—	1,757
Warrants classified as held for sale	1,904	—	—	1,904
Securities classified as held for sale	19,863	3,655	—	16,208

Total assets	$1,278,697	$7,923	$1,247,402	$23,372

Liabilities:
Forward currency contracts	$(18,436)	$—	$(18,436)	$—
Acquisition related contingent consideration	(464,937)	(212,042)	—	(252,895)

Total liabilities	$(483,373)	$(212,042)	$(18,436)	$(252,895)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
There were no security transfers between Levels I and II in the three-month period ended March 31, 2011. The following tables represent a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	Three-Month Periods Ended March 31,
	2011	2010
Assets:
Balance at beginning of period	$23,372	$1,598
Amounts acquired or issued	—	—
Net gains (losses) (realized and unrealized)	1,165	—
Settlements	(4,982)	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$19,555	$1,598

	Three-Month Periods Ended March 31,
	2011	2010
Liabilities:
Balance at beginning of period	$(252,895)	$—
Amounts acquired or issued	—	(230,201)
Net accretion	(6,053)	(4,862)
Settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$(258,948)	$(235,063)

8. Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts: The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2011 and December 31, 2010 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2011:

	Notional Amount
Foreign Currency	March 31, 2011	December 31, 2010

British Pound	$44,209	$58,440
Canadian Dollar	164,839	133,128
Euro	513,872	675,438
Japanese Yen	617,798	632,962
Swiss Franc	71,524	77,669
Others	40,408	54,644

Total	$1,452,650	$1,632,281

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company considers the impact of its own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of March 31, 2011, credit risk did not materially change the fair value of the Company’s foreign currency forward contracts.
The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2011 and December 31, 2010 were $724.2 million and $848.6 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$7,496	Other current assets	$—
	Other current liabilities	8,008	Other current liabilities	37,503
	Other non-current assets	—	Other non-current assets	—
	Other non-current liabilities	511	Other non-current liabilities	20,496

Interest rate swap contracts designated as hedging instruments	Other non-current assets	760	Other non-current assets	—

Foreign currency forward contracts not designated as hedging instruments*	Other current assets	4,512	Other current assets	1,976
	Other current liabilities	1,763	Other current liabilities	13,325

Total		$23,050		$73,300

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$23,536	Other current assets	$1,177
	Other current liabilities	16,656	Other current liabilities	21,645
	Other non-current assets	—	Other non-current assets	—
	Other non-current liabilities	—	Other non-current liabilities	33,824

Foreign currency forward contracts not designated as hedging instruments*	Other current assets	8,127	Other current assets	1,976
	Other current liabilities	2,444	Other current liabilities	10,577

Total		$50,763		$69,199

*	Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2011 and 2010:

March 31, 2011
					Location of	Amount of
					Gain/(Loss)	Gain/(Loss)
					Recognized in	Recognized in
			Location of	Amount of	Income on	Income on
	Amount of		Gain/(Loss)	Gain/(Loss)	Derivative	Derivative
	Gain/(Loss)		Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
	Recognized in OCI		Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
	on Derivative		into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$(25,955	)(1)	Net product sales	$4,569	Other income, net	$3,160	(2)
			Research and development	$—
Interest rate swaps	—	(3)	Interest expense	$984

(1)	Losses of $24,107 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)
The amount of net gain recognized in income represents $80 in losses related to the ineffective portion of the hedging relationships and $3,240 of gains related to amounts excluded from the assessment of hedge effectiveness.

(3)
The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market. As of March 31, 2011, the fair value of the interest rate swaps was a $760 unrealized gain which was recorded to other non-current assets on the consolidated balance sheet.

March 31, 2010
				Location of	Amount of
				Gain/(Loss)	Gain/(Loss)
				Recognized in	Recognized in
		Location of	Amount of	Income on	Income on
	Amount of	Gain/(Loss)	Gain/(Loss)	Derivative	Derivative
	Gain/(Loss)	Reclassified from	Reclassified from	(Ineffective Portion	(Ineffective Portion
	Recognized in OCI	Accumulated OCI	Accumulated OCI	and Amount Excluded	and Amount Excluded
	on Derivative	into Income	into Income	From Effectiveness	From Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$57,213	Net product sales	$213	Other income, net	$(1,422	)(1)
		Research and development	$(3)

(1)
The amount of net loss recognized in income represents $179 in gains related to the ineffective portion of the hedging relationships and $1,601 of losses related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2011 and 2010:

		Amount of Gain/(Loss)
		Recognized in
	Location of Gain/(Loss)	Income on Derivative
	Recognized in Income on	March 31,
Instrument	Derivative	2011	2010

Foreign currency forward contracts	Other income, net	$(28,951)	$18,512
The impact of gains and losses on derivatives not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Income in other income, net for all periods presented.
The Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts. At March 31, 2011, the Company was a party to three pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. The Company has entered into three swaps maturing in 2015, two with notional amounts of $125.0 million each and one with a notional amount of $250.0 million, which effectively convert the Company’s $500.0 million, 2.45% fixed-rate notes due in 2015 to a floating rate. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps will be recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Income. Additionally, any net interest payments made or received are recognized as interest expense.
9. Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $1.079 billion and $1.050 billion at March 31, 2011 and December 31, 2010, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2011 and December 31, 2010 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gain	Loss	Value
U.S. Treasury securities	$328,582	$307	$(256)	$328,633
U.S. government-sponsored agency securities	261,203	852	(99)	261,956
U.S. government-sponsored agency MBS	219,229	1,320	(676)	219,873
Non-U.S. government, agency and Supranational securities	11,199	174	—	11,373
Corporate debt — global (16% AAA/Aaa rated)	120,496	1,031	(152)	121,375
Marketable equity securities	407	10	—	417

Total available-for-sale marketable securities	$941,116	$3,694	$(1,183)	$943,627

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gain	Loss	Value
U.S. Treasury securities	$431,913	$921	$(378)	$432,456
U.S. government-sponsored agency securities	359,060	1,055	(267)	359,848
U.S. government-sponsored agency MBS	250,618	1,230	(1,332)	250,516
Non-U.S. government, agency and Supranational securities	35,382	182	(18)	35,546
Corporate debt — global (20% AAA/Aaa rated)	167,876	1,002	(1,340)	167,538
Marketable equity securities	4,050	368	(149)	4,269

Total available-for-sale marketable securities	$1,248,899	$4,758	$(3,484)	$1,250,173

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, includes mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other then the United States. Corporate debt—global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at March 31, 2011 and December 31, 2010.
Duration periods of available-for-sale debt securities were as follows at March 31, 2011:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$230,343	$230,452
Duration of one through three years	691,419	693,782
Duration of three through five years	18,947	18,976

Total	$940,709	$943,210

10. Inventory
A summary of inventories by major category at March 31, 2011 and December 31, 2010 follows:

	March 31,	December 31,
	2011	2010
Raw materials	$41,669	$37,458
Work in process	98,783	95,822
Finished goods	82,781	126,850

Total	$223,233	$260,130

Finished goods inventory balances include the unamortized acquisition accounting step-up to fair value resulting from the acquisition of Abraxis in the amounts of $48.6 million at March 31, 2011 and $90.3 million at December 31, 2010.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Investment in Affiliated Companies
As of March 31, 2011, the Company maintained three equity method investments that it considered to be part of its core business, two of which are limited partnership investment funds. The equity method investments obtained in the acquisition of Abraxis are part of the non-core assets and are included in assets held for sale on the Company’s accompanying Consolidated Balance Sheets at March 31, 2011. Additional equity method investment contributions, net of investment returns and gains thereon, totaled $1.3 million during the three-month period ended March 31, 2011. A summary of the Company’s equity investment in affiliated companies follows:

	March 31,	December 31,
Investment in Affiliated Companies	2011	2010

Investment in affiliated companies (1)	$24,274	$21,419
Excess of investment over share of equity (2)	1,398	1,654

Investment in affiliated companies	$25,672	$23,073

	Three-Month Periods Ended March 31,
Equity in Losses of Affiliated Companies	2011	2010

Affiliated companies (gains) losses (1) (3)	$556	$(741)

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill.

(3)	Affiliated companies losses in 2011 includes $1,845 in losses related to former Abraxis equity method investments.
12. Intangible Assets and Goodwill
Intangible Assets: The Company’s intangible assets consist of developed product rights from the Pharmion, Gloucester and Abraxis acquisitions, IPR&D product rights from the Gloucester and Abraxis acquisitions, contract-based licenses, technology and other. The amortization periods related to non-IPR&D intangibles range from two to 17 years. The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
March 31, 2011	Value	Amortization	Net	Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$1,897,000	$(451,255)	$1,445,745	12.3
Licenses	64,250	(3,231)	61,019	16.8
Technology and other	40,610	(7,262)	33,348	8.8

	2,001,860	(461,748)	1,540,112	12.4

Nonamortized intangible assets:
Acquired IPR&D product rights	1,521,000	—	1,521,000

Total intangible assets	$3,522,860	$(461,748)	$3,061,112

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2010	Value	Amortization	Net	Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$1,897,000	$(384,891)	$1,512,109	12.3
Licenses	64,250	(2,271)	61,979	16.8
Technology and other	40,601	(5,191)	35,410	8.8

	2,001,851	(392,353)	1,609,498	12.4

Nonamortized intangible assets:
Acquired IPR&D product rights	1,639,000	—	1,639,000

Total intangible assets	$3,640,851	$(392,353)	$3,248,498

The $118.0 million decrease in gross carrying value of intangibles at March 31, 2011 compared to December 31, 2010 was due to an impairment charge related to a change in the probability of obtaining PFS labeling for the treatment of NSCLC with ABRAXANE® in the United States.
Amortization of intangible assets was $69.4 million and $41.9 million for the three-month periods ended March 31, 2011 and 2010, respectively. Amortization expense in 2011 included $22.6 million from the amortization of intangible assets acquired in the Abraxis acquisition and an increase of $4.9 million from the amortization of intangible assets acquired in the Gloucester acquisition. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $285.5 million for 2011, $135.4 million for 2012, $133.7 million for 2013, $129.7 million for 2014 and $125.4 million for 2015.
Goodwill: At March 31, 2011, the Company’s goodwill related to the October 2010 acquisition of Abraxis, the January 2010 acquisition of Gloucester, the March 2008 acquisition of Pharmion and the October 2004 acquisition of Penn T Limited.
The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2010	$1,896,344
Tax benefit on the exercise of Pharmion converted stock options	(18)

Balance at March 31, 2011	$1,896,326

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Long-Term Debt
Summarized below are the carrying values of the Company’s senior notes at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
2.450% senior notes due 2015	$499,111	$499,301
3.950% senior notes due 2020	498,774	498,749
5.700% senior notes due 2040	249,535	249,534

Total long-term debt	$1,247,420	$1,247,584

On October 7, 2010, the Company issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015 (the “2015 notes”), $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 (the “2020 notes”) and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040 (the “2040 notes” and, together with the 2015 notes and the 2020 notes, referred to herein as the “notes”). The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.5 million have been recorded as debt issuance costs on the Company’s Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If a change of control of the Company occurs accompanied by a downgrade of the debt to below investment grade, the Company will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. The Company is subject to covenants which limit the ability of the Company to pledge properties as security under borrowing arrangements and limit the ability of the Company to perform sale and leaseback transactions involving the property of the Company. At March 31, 2011, the fair value of the Company’s Senior Notes outstanding was $1.199 billion.
The Company entered into interest rate swap contracts in February and March 2011 to convert a portion of its interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rate is benchmarked to LIBOR. The swap is designated as a fair value hedge on the fixed-rate debt issue maturing October 2015. Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps will be recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Income. As of this filing, the total notional amount of debt hedged with an interest rate swap was $500.0 million.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Share-Based Compensation
The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three-month periods ended March 31, 2011 and 2010:

	Three-Month Periods Ended
	March 31,
	2011	2010

Cost of good sold	$2,008	$1,520
Research and development	32,592	19,129
Selling, general and administrative	23,093	19,931

Total share-based compensation expense	57,693	40,580

Tax benefit related to share-based compensation expense	15,452	9,219

Reduction in income	$42,241	$31,361

Included in share-based compensation expense for the three-month periods ended March 31, 2011 and 2010 was compensation expense related to non-qualified stock options of $37.7 million and $33.9 million, respectively.
Share-based compensation cost included in inventory was $2.7 million and $2.4 million at March 31, 2011 and December 31, 2010, respectively.
Stock Options: The weighted-average grant date fair value of the stock options granted during the three-month periods ended March 31, 2011 and 2010 was $16.09 per share and $19.28 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the three-month period ended March 31, 2011 compared to those granted for the year ended December 31, 2010 disclosed in Note 15 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes all stock option activity for the three-month period ended March 31, 2011:

			Weighted
		Weighted	Average Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price Per Option	Term (Years)	(In Thousands)
Outstanding at December 31, 2010	41,137,686	$48.56	6.7	$501,663

Changes during the Year:
Granted	2,787,147	53.62
Exercised	(652,795)	25.03
Forfeited	(341,921)	56.15
Expired	(143,633)	64.31

Outstanding at March 31, 2011	42,786,484	$49.14	6.7	$445,528

Vested at March 31, 2011 or expected to vest in the future	41,903,330	$49.01	6.6	$442,487

Vested at March 31, 2011	21,715,996	$42.72	4.9	$365,581
The total fair value of shares vested during the three-month periods ended March 31, 2011 and 2010 was $33.1 million and $27.5 million, respectively. The total intrinsic value of stock options exercised during the three-month periods ended March 31, 2011 and 2010 was $19.5 million and $25.8 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
As of March 31, 2011, there was $291.4 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.3 years.
Restricted Stock Units: Equity awards may, at the option of employee participants, be divided between stock options and restricted stock units, or RSUs. The employee has three choices: (1) 100% stock options; (2) a mix of stock options and RSUs based on a two-thirds and one-third mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted; or (3) a mix of stock options and RSUs based on a one-half mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding the Company’s RSUs for the three-month period ended March 31, 2011 is as follows:

		Weighted
		Average
	Share	Grant Date
Nonvested RSUs	Equivalent	Fair Value

Nonvested at December 31, 2010	1,510,384	$54.84
Changes during the period:
Granted	232,117	52.89
Vested	(167)	61.48
Forfeited	(17,233)	51.46

Non-vested at March 31, 2011	1,725,101	$54.61

As of March 31, 2011, there was $64.5 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 2.2 years. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.

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
Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and potential penalties related to uncertain tax positions as part of its provision for income taxes. Increases to the amount of unrecognized tax benefits from January 1, 2011 of approximately $27.0 million relate primarily to current year operations. The Company’s tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claim for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. Certain of these examinations are scheduled to conclude within the next 12 months. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next 12-month period. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to our unrecognized tax benefits. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Collaboration Agreements
Novartis Pharma AG: The Company entered into an agreement with Novartis in which the Company granted to Novartis an exclusive worldwide license (excluding Canada) to develop and market FOCALIN® (d-methylphenidate, or d -MPH) and FOCALIN XR®, the long-acting drug formulation for attention deficit disorder, or ADD, and attention deficit hyperactivity disorder, or ADHD. The Company also granted Novartis rights to all of its related intellectual property and patents, including formulations of the currently marketed RITALIN LA®. Under the agreement, the Company is entitled to receive up to $100.0 million in upfront and regulatory achievement milestone payments. To date, the Company has received upfront and regulatory achievement milestone payments totaling $55.0 million. The Company also sells FOCALIN® to Novartis and also receives royalties of between 30% and 35% on sales of all of Novartis’ FOCALIN XR® and RITALIN® family of ADHD-related products.
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
Array BioPharma Inc.: The Company has a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, the Company made an upfront payment in September 2007 to Array of $40.0 million, which was recorded as research and development expense, in return for an option to receive exclusive worldwide rights for compounds developed against two of the four research targets defined in the agreement, except for Array’s limited U.S. co-promotional rights. In June 2009, the Company made an additional upfront payment of $4.5 million to expand the research targets defined in the agreement, which was recorded as research and development expense. Array will be responsible for all discovery and clinical development through Phase I or Phase IIa and be entitled to receive, for each compound, potential milestone payments of approximately $200.0 million if certain discovery, development and regulatory milestones are achieved, and $300.0 million if certain commercial milestones are achieved as well as royalties on net sales. In 2010, the Company made a $10.0 million discovery milestone payment as required by the collaboration agreement upon the filing and clearance of an investigational new drug application with the FDA.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Agios Pharmaceuticals, Inc.: On April 14, 2010, the Company entered into a discovery and development collaboration and license agreement with Agios Pharmaceuticals, Inc., or Agios, which focuses on cancer metabolism targets and the discovery, development and commercialization of associated therapeutics. As part of the agreement, the Company paid Agios a $121.2 million non-refundable, upfront payment, which was expensed by the Company as research and development in the second quarter of 2010. The Company also made an $8.8 million equity investment in Agios Series B Convertible Preferred Stock, representing approximately a 10.94% ownership interest in Agios and is included in other non-current assets in the Company’s Consolidated Balance Sheets. The Company receives an initial period of exclusivity during which it has the option to develop any drugs resulting from the Agios cancer metabolism research platform and may extend this exclusivity period by providing Agios additional funding. The Company has an exclusive option to license any resulting clinical candidates developed during this period and will lead and fund global development and commercialization of certain licensed programs. With respect to each product in a program that the Company chooses to license, Agios could receive up to $120.0 million upon achievement of certain milestones plus royalties on sales, and Agios may also participate in the development and commercialization of certain products in the United States. Agios may also receive a one-time milestone payment of $25.0 million upon dosing of the final human subject in a Phase II study, such payment to be made only once with respect to only one program.
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
17. Commitments and Contingencies
Collaboration Arrangements: The Company has entered into certain research and development collaboration agreements, as identified in Note 16, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at March 31, 2011 and December 31, 2010.
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
In the fourth quarter of 2009, the Company received a Civil Investigative Demand, or CID, from the U.S. Federal Trade Commission, or the FTC. The FTC requested documents and other information relating to requests by generic companies to purchase the Company’s patented REVLIMID® and THALOMID® brand drugs in order to evaluate whether there is reason to believe that the Company has engaged in unfair methods of competition. In the first quarter of 2010, the State of Connecticut referenced the same issues as those referenced in the 2009 CID and issued a subpoena. In the fourth quarter of 2010, the Company received a second CID from the FTC relating to this matter. The Company continues to respond to requests for information.
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
On January 20, 2011, the Supreme Court of Canada ruled that the jurisdiction of the Patented Medicine Prices Review Board, or the PMPRB, extends to sales of drugs to Canadian patients even if the locus of sale is within the United States. As a result of this ruling, the Company’s U.S. sales of THALOMID® brand drug to Canadian patients under the special access program are subject to PMPRB jurisdiction on and after January 12, 1995. In accordance with the ruling of the Supreme Court of Canada, we have provided to-date data regarding these special access program sales to the PMPRB. In light of the approval of THALOMID® brand drug for multiple myeloma by Health Canada on August 4, 2010, this drug is currently sold through the Company’s Canadian entity and is no longer sold to Canadian patients in the United States. The PMPRB’s proposed pricing arrangement has not been determined. Depending on the calculation, the Company may be requested to return certain revenues associated with these sales and to pay fines. Should this occur, the Company would have to consider various legal options to address whether the pricing determination was reasonable.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Legal Proceedings
The Company and certain of its subsidiaries are involved in various patent, commercial and other claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of business. These legal proceedings and other matters are complex in nature and have outcomes that are difficult to predict and could have a material adverse effect on the Company.
Patent proceedings include challenges to scope, validity or enforceability of our patents relating to the Company’s various products or processes. Although the Company believes it has substantial defenses to these challenges with respect to all its material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that drug and could materially affect future results of operations.
Among the principal matters pending to which the Company is a party, are the following:
REVLIMID®
The Company has publicly announced that it has received a notice letter dated August 30, 2010, sent from Natco Pharma Limited of India (“Natco”) notifying it of a Paragraph IV certification alleging that patents listed for REVLIMID® in the Orange Book are invalid, and/or not infringed (the Notice Letter). The Notice Letter was sent pursuant to Natco having filed an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg capsules of REVLIMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to United States Patent Nos. 5,635,517 (the “’517 patent”), 6,045,501 (the “’501 patent”), 6,281,230 (the “’230 patent”), 6,315,720 (the “’720 patent”), 6,555,554 (the “’554 patent”), 6,561,976 (the “’976 patent”), 6,561,977 (the “’977 patent”), 6,755,784 (the “’784 patent”), 7,119,106 (the “’106 patent”), and 7,465,800 (the “’800 patent”). If Natco is successful in challenging the Company’s patents listed in the Orange Book, and the FDA were to approve the ANDA with a comprehensive education and risk management program for a generic version of lenalidomide, sales of REVLIMID® could be significantly reduced in the United States by the entrance of a generic lenalidomide product, potentially reducing the Company’s revenue.
Natco responded to the Company’s infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims. Natco has alleged (through affirmative defenses and counterclaims) that the patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic productions. After filing the infringement action, the Company learned the identity of Natco’s U.S. partner, Arrow International Limited, and filed an amended complaint on January 7, 2011, adding Arrow as a defendant.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
ELAN PHARMA INTERNATIONAL LIMITED
As previously disclosed, on February 23, 2011, the parties entered into a settlement and license agreement for $78.0 million, whereby all claims were resolved and the Company obtained the rights to certain patents in and related to the litigation including rights to U.S. Reissue Patent REI 41,884 (the “Reissued Patent”), as well as all foreign counterparts, all of which expire in 2016. Prior to the settlement, on July 19, 2006, Elan Pharmaceutical Int’l Ltd. filed a lawsuit against the predecessor entity of Abraxis (“Old Abraxis”) in the U.S. District Court for the District of Delaware alleging that Old Abraxis willfully infringed two of its patents by making, using and selling the ABRAXANE® brand drug. Elan sought unspecified damages and an injunction. In response, Old Abraxis contended that it did not infringe the Elan patents and that the Elan patents are invalid and unenforceable. Before trial, Elan dropped its claim that Old Abraxis infringed one of the two asserted patents. Elan also dropped its request for an injunction as to the remaining patent. On June 13, 2008, after a trial with respect to the remaining patent, a jury ruled that Old Abraxis had infringed that patent, that Abraxis’ infringement was not willful, and that the patent was valid and enforceable. The jury awarded Elan $55.2 million in damages for sales of ABRAXANE® through the judgment date. For accounting purposes, Abraxis assumed approximately a 6% royalty on all U.S. sales, moving forward from the verdict, of ABRAXANE® brand drug, plus interest. The patent expired on January 25, 2011. The settlement was accrued for in its entirety as part of the allocation of the purchase price of Abraxis and did not have a material impact on the results of operations, cash flows or financial position of the Company.
ABRAXIS SHAREHOLDER LAWSUIT
Abraxis, the members of the Abraxis board of directors and Celgene Corporation were named as defendants in putative class action lawsuits brought by Abraxis stockholders challenging the Abraxis acquisition in Los Angeles County Superior Court. On September 14, 2010, the parties reached an agreement in principle to settle the actions. The defendants agreed, among other things, to make additional disclosures relating to the acquisition, and to provide the plaintiffs’ counsel with limited discovery to confirm the fairness and adequacy of the settlement. Additionally, Abraxis, on behalf of itself and for the benefit of the other defendants in the actions, agreed to pay the plaintiffs’ counsel $600,000 for their fees and expenses. Plaintiffs agreed to release all claims against the Company and Abraxis relating to the Company’s acquisition of Abraxis. The settlement was approved by the court on April 25, 2011.
19. Subsequent Events
Sale of Assets Held for Sale
In April 2011, the Company sold certain of the non-core assets obtained by the Company in the Abraxis merger to a number of companies that are owned or controlled by Dr. Patrick Soon-Shiong, the former majority shareholder and executive chairman of Abraxis. The assets and liabilities included in the sales agreement were classified as assets held for sale and liabilities of disposal group, respectively, in the allocation of the purchase price of Abraxis.
The sales price consists of cash consideration of $110.0 million, 10% equity ownership in an entity to be formed with some of these assets and a future royalty stream based on net sales of certain products of the entity to be formed. The royalties, which commence in 2014 and are not to exceed an annual amount of $128.0 million, will be calculated based on a range between 10% and 12.5% of net sales of certain future products. The valuation of the consideration received has not yet been completed. The Company does not expect any material gain or loss to result from the sale.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Contribution Agreement
In April 2011, the Company entered into an agreement with The Institute for Advanced Health, or the Institute, that included an upfront contribution, future contingent matching contributions and an additional milestone-based contingent payment. The Institute is a non-profit organization dedicated to research and technology development in personalized molecular medicine of which Dr. Patrick Soon-Shiong is the Chairman and Chief Executive Officer. Under the terms of the agreement, the Company made an initial contribution with a value of $42.0 million. The agreement provides for additional contributions of up to $50.0 million to be made by the Company based on the level of other third-party contributions received by the Institute. A final additional $25.0 million milestone-based payment is contingent upon the Institute achieving specified results related to the collection of DNA data and genomic sequences and the initiation of research and development alliances to be achieved before December 31, 2015. Contributions made under this agreement will be recognized on the Company’s Statement of Income as research and development expense.
As part of the contribution agreement, the Company will receive a right of first offer and a right of last look with respect to all oncology products developed, funded, acquired or licensed by the Institute, the right to designate one of its employees to the Institute’s Scientific Advisory Board and will be the exclusive oncology therapeutics sponsor of the Institute. These rights will continue for as long as the Company continues to make payments under a preexisting agreement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
Certain statements contained or incorporated by reference in this Quarterly Report on Form 10-Q are forward-looking statements concerning our business, results of operations, economic performance and financial condition based on our current expectations. We have tried, wherever possible, to identify these forward-looking statements by using words such as “forecast,” “project,” “anticipate,” “plan,” “strategy,” “intend,” “potential,” “outlook,” “target,” “seek,” “continue,” “believe,” “could,” “estimate,” “expect,” “may,” “probable,” “should,” “will” or other words of similar meaning. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties that could cause actual results to differ materially from those implied by such forward-looking statements. Given these risks and uncertainties, you are cautioned not to place undue reliance on any forward-looking statements.
Executive Summary
Celgene Corporation and its subsidiaries (collectively “we”, “our” or “us”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. We are dedicated to innovative research and development which is designed to bring new therapies to market and is involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmunity and placental cell, including stem and progenitor cell, research.
Our primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®), ABRAXANE® and ISTODAX®. REVLIMID® is an oral immunomodulatory drug primarily marketed in the United States and select international markets, in combination with dexamethasone, for treatment of patients with multiple myeloma who have received at least one prior therapy and for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities. VIDAZA®, which is licensed from Pfizer, is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network, or NCCN, and is marketed in the United States for the treatment of all subtypes of MDS. VIDAZA® was granted orphan drug designation for the treatment of MDS through May 2011. Upon the expiration or loss of regulatory exclusivity for VIDAZA®, we may quickly lose a significant portion of our sales. We anticipate a generic version of VIDAZA® to be introduced sometime during 2011. In Europe, VIDAZA® is marketed for the treatment of certain qualified adult patients and has been granted orphan drug designation for the treatment of MDS and acute myeloid leukemia, or AML. THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence. ABRAXANE®, which was obtained in the 2010 acquisition of Abraxis BioScience Inc., or Abraxis, is a nanoparticle, albumin-bound paclitaxel that was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of metastatic breast cancer. ABRAXANE® is based on a tumor-targeting platform known as nab® technology. ISTODAX®, which was obtained in the 2010 acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester, was approved by the FDA for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy. ISTODAX® has received both orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, which includes CTCL and peripheral T-cell lymphoma, or PTCL, and fast-track status in PTCL from the FDA. The European Agency for the Evaluation of Medicinal Products, or EMA, has granted orphan status designation for ISTODAX® for the treatment of both CTCL and PTCL. We also sell FOCALIN®, which is approved for the treatment of attention deficit hyperactivity disorder, or ADHD, exclusively to Novartis Pharma AG, or Novartis.

Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs and the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements. Through the end of March 2011, we received residual payments from GlaxoSmithKline, or GSK, based upon GSK’s ALKERAN® revenues.
We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties, our leading oral anti-inflammatory agents, cell products and our nanoparticle, albumin-bound compounds. We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of both new products and expanded use of existing products provide the catalysts for future growth.
The following table summarizes total revenue and earnings for the three-month periods ended March 31, 2011 and 2010:

	Three-Month Periods Ended
	March 31,			Percent
(In thousands $, except earnings per share)	2011	2010	Increase	Change

Total revenue	$1,125,281	$791,254	$334,027	42.2%
Net income attributable to Celgene	$255,590	$234,442	$21,148	9.0%
Diluted earnings per share attributable to Celgene	$0.54	$0.50	$0.04	8.0%
Total revenue increased by $334.0 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010 primarily due to the continued growth of REVLIMID® and VIDAZA® in both U.S. and international markets, in addition to sales of ABRAXANE® subsequent to the acquisition of Abraxis in October 2010. Net income and diluted earnings per share for the three-month period ended March 31, 2011 reflect the higher level of revenue, partly offset by additional costs incurred resulting from the acquisition of Abraxis, in addition to increased spending for new product launches and research and development activities.

Results of Operations:
Three-Month Periods Ended March 31, 2011 and 2010
Total Revenue: Total revenue and related percentages for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three-Month Periods Ended
	March 31,		Increase	Percent
(In thousands $)	2011	2010	(Decrease)	Change

Net product sales:
REVLIMID ®	$737,870	$530,466	$207,404	39.1%
VIDAZA ®	163,283	120,345	42,938	35.7%
THALOMID ®	85,422	104,017	(18,595)	-17.9%
ABRAXANE ®	74,049	—	74,049	N/A
ISTODAX ®	5,734	560	5,174	923.9%
Other	17,251	4,023	13,228	328.8%

Total net product sales	$1,083,609	$759,411	$324,198	42.7%
Collaborative agreements and other revenue	9,303	2,380	6,923	290.9%
Royalty revenue	32,369	29,463	2,906	9.9%

Total revenue	$1,125,281	$791,254	$334,027	42.2%

Total revenue increased by $334.0 million, or 42.2%, to $1.125 billion for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, reflecting increases of $190.2 million, or 40.1%, in the United States, and $143.8 million, or 45.4%, in international markets.
Net Product Sales:
Total net product sales for the three-month period ended March 31, 2011 increased by $324.2 million, or 42.7%, to $1.084 billion compared to the three-month period ended March 31, 2010. The increase was comprised of net volume increases of $357.4 million, price decreases of $36.5 million and the favorable impact from foreign exchange of $3.3 million. The decrease in prices was primarily due to increased Medicaid rebates resulting from the U.S. Health Care Reform Act and an increase in rebates to U.S. and international governments resulting from their attempts to reduce health care costs.
REVLIMID® net sales increased by $207.4 million, or 39.1%, to $737.9 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in addition to product reimbursement approvals and the launch of REVLIMID® in Japan in the latter part of 2010.
VIDAZA® net sales increased by $42.9 million, or 35.7%, to $163.3 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, primarily due to increased sales in international markets resulting from the increase in treatment duration of patients using VIDAZA®.
THALOMID® net sales decreased by $18.6 million, or 17.9%, to $85.4 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, primarily due to lower unit volumes in the United States resulting from the increased use of REVLIMID®.
ABRAXANE® was obtained in the acquisition of Abraxis in October 2010 and was approved by the FDA in the treatment of metastatic breast cancer.
ISTODAX® was obtained in the acquisition of Gloucester in January 2010 and was approved by the FDA for the treatment of CTCL in patients who have received at least one prior systemic therapy. ISTODAX® was launched in March of 2010.

The “other” net product sales category for the three-month period ended March 31, 2011 primarily includes sales of non-core products obtained from the acquisitions of Abraxis and Pharmion, which are to be divested. The “other” net product sales category for the three-month period ended March 31, 2010 primarily includes sales of FOCALIN® and Pharmion products to be divested.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources increased by $6.9 million to $9.3 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010. The increase was primarily due to receipt of a $6.3 million milestone payment in 2011 related to the approval of VIDAZA® in Japan and the inclusion of certain manufacturing and management fees in the current year quarter.
Royalty Revenue: Royalty revenue increased by $2.9 million to $32.4 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010 primarily due to an increase in royalties earned from Novartis based upon its FOCALIN XR® sales, which was partly offset by a decrease in residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, and chargebacks and distributor service fees.
REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. THALOMID® is distributed in the United States under our “System for Thalidomide Education and Prescribing Safety,” or S.T.E.P.S.®, program which we developed and is a proprietary comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA®, ISTODAX® and ABRAXANE® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as THALOMID® and REVLIMID®.
We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. As noted above, REVLIMID® is distributed primarily through hospitals and contracted pharmacies, lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity to date. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product.

Sales discount accruals are based on payment terms extended to customers.
Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. Net revenues for the period ended March 31, 2011 were negatively impacted by two components of the U.S. Health Care Reform Act. The Medicaid Rebate of 23.1% was extended to Medicaid Managed Care Organizations effective March 23, 2010 and was estimated based on historical patient data related to Medicaid Managed Care Organizations. In addition, effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D enrollee patients against data for eligible Medicare Part D patients treated with our products. We will recognize this expense throughout the year as incurred. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales. The U.S. Health Care Reform Act of 2010 mandated an annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs. The fee, which is not material, is included in selling, general and administrative on the Consolidated Statements of Income.
Rebates or administrative fees are offered to certain wholesale customers, group purchasing organizations and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from date of sale. We provide a provision for rebates at the time of sale based on the contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing. We regularly review the information related to these estimates and adjust the provision accordingly.
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
See Critical Accounting Estimates and Significant Accounting Policies in Note 1 of the Notes to the Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K for further discussion of gross to net sales accruals.
Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Returns			Chargebacks
	and		Government	and Distributor
(In thousands $) 2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2010	$4,779	$8,272	$84,964	$47,367	$145,382
Allowances for sales during prior periods	—	—	—	2,084	2,084
Allowances for sales during 2011	1,527	17,100	64,038	38,849	121,514
Credits/deductions issued for prior year sales	(1,381)	(4,803)	(30,180)	(25,205)	(61,569)
Credits/deductions issued for sales during 2011	(466)	(9,771)	(3,539)	(19,024)	(32,800)

Balance at March 31, 2011	$4,459	$10,798	$115,283	$44,071	$174,611

	Returns			Chargebacks
	and		Government	and Distributor
(In thousands $) 2010	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2009	$7,360	$3,598	$18,111	$29,241	$58,310
Allowances for sales during 2010	6,036	10,878	17,160	27,270	61,344
Credits/deductions issued for prior year sales	(2,579)	(937)	(7,894)	(11,105)	(22,515)
Credits/deductions issued for sales during 2010	(803)	(9,432)	(5,335)	(12,964)	(28,534)

Balance at March 31, 2010	$10,014	$4,107	$22,042	$32,442	$68,605

A comparison of allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2011 and 2010 follows:
Returns and allowances decreased by $4.5 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, primarily due to reduced U.S. provisions resulting from decreased revenue from products with higher return rates.
Discounts increased by $6.2 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, primarily due to revenue increases in the United States and international markets, both of which offer different discount programs, and expansion into new international markets.
Government rebates increased by $46.9 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, primarily due to an approximate $26.2 million increase in Medicaid rebates and costs associated with the Medicare Part D coverage gap resulting from the Health Care Reform Act, $20.2 million from reimbursement rate increases in certain international markets and approvals in new markets and the inclusion of ABRAXANE® sales subsequent to the October 2010 acquisition of Abraxis.
Chargebacks and distributor service fees increased by $13.7 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010. Chargebacks increased by $10.5 million primarily due to $4.3 million in chargebacks related to ABRAXANE® and an increase in chargebacks related to VIDAZA® ($2.2 million as a result of increased sales and a $2.1 million charge related to disputed claims from 2010). Additionally, distributor service fees increased by approximately $3.2 million primarily due to the inclusion of ABRAXANE®.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three-Month Periods Ended
	March 31,			Percent
(Amounts in thousands)	2011	2010	Increase	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$127,268	$61,915	$65,353	105.6%
Percent of net product sales	11.7%	8.2%

Research and development	$435,478	$204,657	$230,821	112.8%
Percent of total revenue	38.7%	25.9%

Selling, general and administrative	$302,261	$207,978	$94,283	45.3%
Percent of total revenue	26.9%	26.3%

Amortization of acquired intangible assets	$69,050	$41,593	$27,457	66.0%

Acquisition related (gains) charges	$(96,744)	$4,862	$(101,606)	N/A
Cost of goods sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $65.4 million to $127.3 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010. The increase was primarily due to the inclusion of a $41.7 million inventory step-up amortization adjustment related to sales of ABRAXANE® subsequent to the acquisition of Abraxis, in addition to increased sales activity. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 11.7% in the three-month period ended March 31, 2011 compared to 8.2% for the three-month period ended March 31, 2010 primarily due to the inventory step-up amortization for ABRAXANE®. Excluding the step-up adjustment, the cost of goods sold ratio for 2010 was 7.9%.
Research and Development: Research and development expenses increased by $230.8 million to $435.5 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, partly due to a $118.0 million impairment charge to the in-process research and development, or IPR&D acquired intangible asset related to a change in the probability of obtaining progression free survival labeling for the treatment of non-small cell lung cancer for ABRAXANE® in the United States and an increase in research and development project spending in support of multiple programs across a broad range of diseases. In addition, the three-month period ended March 31, 2011 included $49.1 million in expenses related to the Abraxis business acquired in October 2010.
The following table provides a breakdown of research and development expenses:

	Three-Month Periods Ended
	March 31,
(In thousands $)	2011	2010	Increase

Human pharmaceutical clinical programs	$171,806	$100,418	$71,388
Other pharmaceutical programs (1)	217,864	73,057	144,807
Drug discovery and development	40,467	26,242	14,225
Placental stem cell	5,341	4,940	401

Total	$435,478	$204,657	$230,821

(1)	Other pharmaceutical programs for 2011 includes a $118,000 impairment charge to the in-process research and development intangible asset related to the Abraxis acquisition.

Research and development expenditures support multiple ongoing clinical proprietary development programs for REVLIMID® and other IMiDs® compounds; VIDAZA®; ABRAXANE® in melanoma, non-small cell lung and pancreatic cancers; ISTODAX® for treatment of CTCL and PTCL; ABI compounds, which are targeted nanoparticle, albumin-bound compounds for treatment of solid tumor cancers; amrubicin, our lead compound for small cell lung cancer; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits multiple proinflammatory mediators and which is currently being evaluated in Phase III clinical trials for the treatment of psoriasis and psoriatic arthritis; pomalidomide, which is currently being evaluated in Phase I, II and III clinical trials; CC-11050, for which Phase II clinical trials are planned; our kinase inhibitor programs; as well as our cell therapy programs.
Selling, General and Administrative: Selling, general and administrative expenses increased by $94.3 million to $302.3 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, partly due to a $22.3 million increase in donations to non-profit foundations and higher marketing and sales related expenses due to ongoing product launch activities, including REVLIMID® in Japan, VIDAZA® in Europe and ISTODAX® in the United States. In addition, the three-month period ended March 31, 2011 included $13.6 million in expenses related to the Abraxis business acquired in October 2010.
Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets is summarized below for the three-month periods ended March 31, 2011 and 2010:

	Three-Month Periods Ended
	March 31,		Increase
(In thousands $)	2011	2010	(Decrease)

Abraxis acquisition	$22,563	$—	$22,563
Gloucester acquisition	6,550	1,656	4,894
Pharmion acquisition	39,937	39,937	—

Total amortization	$69,050	$41,593	$27,457

Amortization of acquired intangible assets increased by $27.5 million to $69.1 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010 primarily due to the October 2010 acquisition of Abraxis and a full quarter’s amortization related to the January 2010 acquisition of Gloucester being included in the 2011 three-month period.
Acquisition Related (Gains) Charges and Restructuring, net: Acquisition related (gains) charges and restructuring, net was a net gain of $96.7 million for the three-month period ended March 31, 2011 and a net charge of $4.9 million for the three-month period ended March 31, 2010. The net gain in 2011 was due to a $105.6 million favorable adjustment to the fair value of our liability related to publicly traded contingent value rights, or CVRs, that were issued as part of the acquisition of Abraxis, partly offset by a $6.1 million accretion in contingent liabilities related to the Gloucester acquisition and $2.8 million in additional costs related to the Abraxis acquisition.
Interest and Investment Income, Net: Interest and investment income, net decreased by $9.6 million to $4.5 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010. The decrease was primarily due to a $6.3 million net reduction in gains on sales of marketable securities and a $4.2 million reduction in interest income due to lower overall yields and the liquidation of securities to fund the Abraxis acquisition, partly offset by a $0.9 million net decrease in the amortization of costs related to the purchase of marketable securities.

Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded a loss of $0.6 million for the three-month period ended March 31, 2011 and a gain of $0.7 million for the three-month period ended March 31, 2010. The loss for the three-month period ended March 31, 2011 included $1.8 million in losses from non-core former Abraxis equity method investments.
Interest Expense: Interest expense increased by $11.3 million to $11.8 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010, reflecting the interest accrued on the $1.25 billion in senior notes issued in October 2010.
Other income, net: Other income, net increased by $2.9 million to $6.6 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010 primarily due to an increase in net gains on foreign currency forward contracts that had not been designated as hedges entered into in order to offset net foreign exchange gains and losses.
Income Tax Provision: The income tax provision decreased by $22.2 million to $31.7 million for the three-month period ended March 31, 2011 compared to the three-month period ended March 31, 2010. The March 31, 2011 effective tax rate of 11.1% reflects the impact from our low tax Swiss manufacturing operations, the favorable impact of a shift in projected earnings between the U.S. and lower tax foreign jurisdictions, and tax deductions related to our acquisitions. The decrease in the effective tax rate reflects benefits from an increase in acquisition related charges, including an IPR&D asset impairment charge of $118.0 million, and a non-taxable gain from a decrease in the fair value of our liability under the CVR agreement related to the acquisition of Abraxis of $105.6 million.
Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2011 and 2010 were as follows:

	Three-Month Periods Ended
	March 31,
(In thousands $)	2011	2010	Change

Net cash provided by operating activities	$275,270	$284,650	$(9,380)
Net cash used in investing activities	$275,622	$(363,551)	$639,173
Net cash provided by (used in) financing activities	$(426,928)	$43,897	$(470,825)
Operating Activities: Net cash provided by operating activities for the three-month period ended March 31, 2011 decreased by $9.4 million to $275.3 million as compared to the three-month period ended March 31, 2010. The decrease in net cash provided by operating activities was primarily attributable to payments for the Elan settlement, accounts payable and other compensation accruals, partially offset by the expansion of our operations and related increase in net earnings.
Investing Activities: Net cash provided by investing activities for the three-month period ended March 31, 2011 increased by $639.2 million to $275.6 million as compared to a net cash use of $363.6 million for the three-month period ended March 31, 2010. The increase in net cash provided by investing activities was principally related to proceeds from the net sales of marketable securities during the three-month period as well as the net cash used in the 2010 period for the acquisition of Gloucester of $337.6 million. Net sales of marketable securities available for sale amounted to $300.6 million during the three-month period ended March 31, 2011 compared to net purchases of $3.8 million in the three-month period ended March 31, 2010.

Financing Activities: Net cash used in financing activities for the three-month period ended March 31, 2011 was $426.9 million compared to net cash provided by financing activities of $43.9 million for the three-month period ended March 31, 2010. The $470.8 million increase in net cash used in financing activities in 2011 was primarily attributable to $450.0 million of cash used for the repurchase of our common stock as well as a decrease in the amount of net proceeds from the exercise of common stock options and their associated tax benefits.
Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Cash, cash equivalents, marketable securities available for sale and working capital as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
(In thousands $)	2011	2010	(Decrease)

Cash, cash equivalents and marketable securities available for sale	$2,430,619	$2,601,301	$(170,682)
Working capital (1)	$2,731,889	$2,835,427	$(103,538)

(1)
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $170.7 million decrease in cash, cash equivalents and marketable securities available for sale at March 31, 2011 compared to December 31, 2010 was primarily due to the $450.0 million cash paid out under our share repurchase program announced in April 2009, partly offset by cash generated from operations.
Accounts Receivable, Net: Accounts receivable, net increased by $97.6 million to $804.0 million as of March 31, 2011 compared to December 31, 2010, primarily due to increased U.S. and international sales of REVLIMID® and VIDAZA® among existing customers as well as new customers in countries we have recently entered. Days of sales outstanding at March 31, 2011 increased to 66 days compared to 59 days at December 31, 2010. The increase in days of sales outstanding was primarily due to increased international sales in countries where payment terms are typically greater than 60 days, thereby extending collection periods beyond those in the United States. We expect this trend to continue as our international sales continue to expand.
Inventory: Inventory balances decreased by $36.9 million to $223.2 million at March 31, 2011 compared to December 31, 2010, primarily due to a $41.7 million reduction in ABRAXANE® inventory related to the inventory step-up adjustment to fair value resulting from the acquisition of Abraxis, which flowed through cost of goods sold during the three-month period ended March 31, 2011.
Other Current Assets: Other current assets decreased by $29.1 million to $246.0 million as of March 31, 2011 compared to December 31, 2010 primarily due to a reduction in prepaid expenses, decrease in the fair value of foreign currency forward contracts and a decrease in prepaid royalties related to VIDAZA® sales.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities decreased by $32.1 million to $963.9 million as of March 31, 2011 compared to December 31, 2010. The decrease was primarily due to payments for the Elan settlement, accounts payable and other compensation accruals, partly offset by increases in governmental rebates and Medicaid reimbursements, changes in the fair value of foreign currency forward derivative contracts and an increase in accrued interest expense.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $23.7 million to $587.0 million as of March 31, 2011 compared to December 31, 2010 primarily from the current provision for income taxes of $96.6 million, mostly offset by tax payments of $33.0 million, a reduction of prepaid income taxes of $32.1 million and a tax benefit of stock options of $5.7 million.
We expect continued growth in our expenditures, particularly those related to research and development, clinical trials, commercialization of new products, international expansion and capital investments. However, we anticipate that existing cash and cash equivalent balances and marketable securities available for sale, combined with cash generated from future net product sales, will provide sufficient capital resources to fund our normal operations for the foreseeable future.
Financial Condition
At March 31, 2011, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, includes mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities, consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt–global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.
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
As of March 31, 2011, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities, including equity securities obtained from the acquisition of Abraxis in October 2010. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and forward currency contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. Our Level 3 asset securities consist of warrants for the purchase of equity securities in non-publicly traded companies, an investment in common shares of a small biopharmaceutical company and debt securities obtained from the acquisition of Abraxis. Our Level 1 liability relates to publicly traded CVRs. Our Level 3 liabilities consist of a contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.
A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities were initially valued at the transaction price and subsequently valued based on inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active.

Contractual Obligations
For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2010 aside from those disclosed in Note 17.
Critical Accounting Estimates and Significant Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report on Form 10-K. There have not been any material changes to such significant accounting policies and critical accounting estimates since December 31, 2010.

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
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At March 31, 2011, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, our note payable and certain foreign currency forward contracts.
Marketable Securities Available for Sale: At March 31, 2011, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt–global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.
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
As of March 31, 2011, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than
(In thousands $)	1 Year	1 to 3 Years	3 to 5 Years	Total

Principal amount	$226,104	$681,874	$18,346	$926,324
Fair value	$230,452	$693,782	$18,976	$943,210
Average interest rate	0.7%	1.1%	2.1%	1.0%

Long-Term Debt: On October 7, 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040. The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.5 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property. At March 31, 2011, the fair value of our senior notes outstanding was $1.199 billion.
Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried. At March 31, 2011, the fair value of our note payable to Siegfried approximated the carrying value of the note of $25.9 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at March 31, 2011 and December 31, 2010 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges under ASC 815 and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

	Notional Amount
	March 31,	December 31,
(In thousands $)	2011	2010
Foreign Currency:
British Pound	$44,209	$58,440
Canadian Dollar	164,839	133,128
Euro	513,872	675,438
Japanese Yen	617,798	632,962
Swiss Franc	71,524	77,669
Others	40,408	54,644

Total	$1,452,650	$1,632,281

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of December 31, 2010, credit risk did not materially change the fair value of our foreign currency forward contracts.
We recognized an increase in net product sales for certain effective cash flow hedge instruments of $4.6 million for the three-month period ended March 31, 2011 and an increase in net product sales of $0.2 million for the three-month period ended March 31, 2010. These settlements were recorded in the same period as the related forecasted sales occurred. Changes in time value, which we excluded from the hedge effectiveness assessment, were included in other income, net.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under ASC 815 and, accordingly, any changes in their fair value are recognized in other income, net in the current period resulting in losses of $29.0 million for the three-month period ended March 31, 2011 compared to a gain of $18.5 million for the three-month period ended March 31, 2010. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2011 and December 31, 2010 were $724.2 million and $848.6 million, respectively.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the March 31, 2011 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $224.3 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
We entered into interest rate swap contracts in February and March 2011 to convert a portion of our interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rate is benchmarked to LIBOR. The swap is designated as a fair value hedge on the fixed-rate debt issue maturing October 2015. Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps will be recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Income. As of this filing, the total notional amount of debt hedged with an interest rate swap is $500.0 million. Although not predictive in nature, we believe a hypothetical 100 basis points in short-term and long-term interest rates would decrease the fair value of our interest rate swaps by $25.8 million, excluding the effects of counterparty credit risk and, if realized, would affect earnings over the remaining life of the swaps.

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

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
The information called for by this item is incorporated herein by reference to Note 18 included in Part I, Item 1, Unaudited Financial Statements — Notes to Unaudited Consolidated Financial Statements.

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
With respect to patents and patent applications we have licensed-in, there can be no assurance that additional patents will be issued to any of the third parties from whom we have licensed patent rights, or that, if any new patents are issued, such patents will not be opposed, challenged, invalidated, infringed or dominated or provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be either infringed, invalidated or circumvented by others, or that the relevant agreements will not be terminated. Any termination of material licenses granted to us could have a material adverse effect on our business, financial condition and results of operations.
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
We have received a Paragraph IV Certification Letter dated August 30, 2010, advising us that Natco Pharma Limited of Hyderabad, India, or Natco, submitted an ANDA to the FDA. See Part II, Item 1, “Legal Proceedings — REVLIMID®” of this report for further discussion.

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

While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all potential risks and liabilities. If any litigation or governmental investigation were to have a material adverse result, there could be a material impact on our results of operations, cash flows or financial position. See also Legal Proceedings contained in Part II, Item 1 of this report.
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
Manufacturing and distribution risks including a disruption at certain of our manufacturing and distribution sites would significantly interrupt our production capabilities, which could result in significant product delays and adversely affect our results.
We have our own manufacturing facilities for many of our products and we have contracted with third-party manufacturers and distributors to provide API, encapsulation, finishing services packaging and distribution services to meet our needs. These risks include the possibility that our or our suppliers’ manufacturing processes and distribution channels could be partially or completely disrupted by a fire, natural disaster, terrorist attack, governmental action or military action. In the case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at certain of our manufacturing facilities or sites could materially and adversely affect our business and results of operations. In addition, if we fail to predict market demand for our products, we may be unable to sufficiently increase production capacity to satisfy demand or may incur costs associated with excess inventory that we manufacture.

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

A decline of global economic conditions could adversely affect our results of operations.
Sales of our products are dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of global credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, U.S. federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales, revenue and cash flows.
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
The market for our shares of common stock may be subject to conditions that could cause volatility in its price. The following key factors may have an adverse impact on the market price of our common stock:
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

In addition, our operations may be materially affected by conditions in the global markets and economic conditions throughout the world. The global market and economic climate may deteriorate because of many factors beyond our control, including economic instability and market volatility, sovereign debt issues, rising interest rates or inflation, terrorism or political uncertainty. In the event of a market downturn in general and/or the biopharmaceutical sector in particular, the market price of our common stock may be adversely affected.
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
On October 15, 2010, we acquired all of the outstanding common stock of Abraxis BioScience, Inc. and in connection with our acquisition, contingent value rights, or CVRs, were issued under a CVR agreement entered into by and between us and American Stock Transfer & Trust Company, LLC, the trustee. A copy of the CVR agreement was filed on Form 8-A with the SEC on October 15, 2010. Pursuant to the CVR agreement, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of certain milestone and net sales payments, each of the following cash payments that we are obligated to pay. See Note 3, Acquisitions, of the Notes to Unaudited Consolidated Financial Statements included in this report.
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
(c) Issuer Purchases of Equity Securities
The following table presents the total number of shares purchased during the quarter ended March 31, 2011, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program and the approximate dollar value of shares that still could have been purchased:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs

January 1 – January 31	3,363,257	$54.64	3,363,257	$423,642,140
February 1 – February 28	3,098,680	$50.95	3,098,680	$1,265,753,189
March 1 – March 31	2,048,843	$52.88	2,048,843	$1,157,409,106
In April 2009, the Company’s Board of Directors approved a $500.0 million common share repurchase program and, on December 15, 2010, authorized the repurchase of up to an additional $500.0 million of common shares, extending the repurchase period to December 2012. On February 16, 2011, the Company’s Board of Directors authorized the repurchase of up to an additional $1.0 billion of the Company’s common shares, resulting in an aggregate of up to $2.0 billion of the Company’s common shares that may be repurchased through December 2012 under this program. Approved amounts exclude share repurchase transaction fees.
As of March 31, 2011 an aggregate 16,072,008 common shares were repurchased under the program at an average price of $52.43 per common share and total cost of $842.6 million.
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

101
The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
DATE: May 5, 2011	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse
Senior Vice President and Chief Financial Officer

DATE: May 5, 2011	By:	/s/ Andre Van Hoek
Andre Van Hoek
Corporate Controller and Chief Accounting Officer