Form 10-Q
period 2011-06-30
CELGENE CORP /DE/
filed 2011-08-03
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☐     No ☑
At July 26, 2011, 458,805,956 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION
FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.
CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue:
Net product sales	$1,154,328	$823,097	$2,237,937	$1,582,508
Collaborative agreements and other revenue	3,399	2,544	12,702	4,924
Royalty revenue	25,428	27,051	57,797	56,514

Total revenue	1,183,155	852,692	2,308,436	1,643,946

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	126,443	67,993	253,711	129,908
Research and development	371,520	342,761	806,998	547,418
Selling, general and administrative	305,643	219,262	607,904	427,241
Amortization of acquired intangible assets	70,087	47,068	139,137	88,661
Acquisition related (gains) charges and restructuring, net	(9,477)	7,836	(106,221)	12,698

Total costs and expenses	864,216	684,920	1,701,529	1,205,926

Operating income	318,939	167,772	606,907	438,020

Other income and expense:
Interest and investment income, net	5,945	10,125	10,467	24,209
Equity in (gains) losses of affiliated companies	(1,251)	103	(695)	(638)
Interest expense	9,418	426	21,168	907
Other income, net	1,694	(5,089)	8,318	(1,323)

Income before income taxes	318,411	172,279	605,219	460,637

Income tax provision	39,203	16,927	70,925	70,843

Net income	279,208	155,352	534,294	389,794
Less: Net loss attributable to non-controlling interest	190	—	694	—

Net income attributable to Celgene	$279,398	$155,352	$534,988	$389,794

Net income per share attributable to Celgene:
Basic	$0.60	$0.34	$1.15	$0.85
Diluted	$0.59	$0.33	$1.14	$0.83

Weighted average shares:
Basic	462,625	460,309	464,300	460,112

Diluted	469,962	467,425	470,958	467,557

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$1,648,044	$1,351,128
Marketable securities available for sale	1,141,067	1,250,173
Accounts receivable, net of allowances of $20,492 and $13,104 at June 30, 2011 and December 31, 2010, respectively	862,996	706,429
Inventory	196,384	260,130
Deferred income taxes	151,724	151,779
Other current assets	271,507	275,005
Assets held for sale	52,402	348,555

Total current assets	4,324,124	4,343,199

Property, plant and equipment, net	472,695	509,919
Investment in affiliated companies	28,511	23,073
Intangible assets, net	2,995,366	3,248,498
Goodwill	1,896,225	1,896,344
Other assets	334,690	156,129

Total assets	$10,051,611	$10,177,162

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$99,744	$94,465
Accrued expenses	578,447	592,336
Income taxes payable	1,384	11,423
Current portion of deferred revenue	12,071	16,362
Other current liabilities	387,026	309,214
Liabilities of disposal group	6,174	46,582

Total current liabilities	1,084,846	1,070,382

Deferred revenue, net of current portion	12,239	12,785
Income taxes payable	604,556	551,896
Deferred income taxes	799,775	882,870
Other non-current liabilities	295,862	416,173
Long-term debt, net of discount	1,259,646	1,247,584

Total liabilities	4,056,924	4,181,690

Commitments and Contingencies

Equity

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 484,115,095 and 482,164,353 shares at June 30, 2011 and December 31, 2010, respectively	4,841	4,822
Common stock in treasury, at cost; 24,105,109 and 11,776,036 shares at June 30, 2011 and December 31, 2010, respectively	(1,223,762)	(545,588)
Additional paid-in capital	6,533,352	6,350,240
Retained earnings	783,254	248,266
Accumulated other comprehensive loss	(102,998)	(73,767)

Total stockholders’ equity	5,994,687	5,983,973
Non-controlling interest	—	11,499

Total equity	5,994,687	5,995,472

Total liabilities and equity	$10,051,611	$10,177,162

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2011	2010

Cash flows from operating activities:
Net income	$534,294	$389,794

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of long-term assets	35,019	25,470
Amortization	140,249	89,224
Allocation of pre-paid royalties	15,744	24,467
Provision (benefit) for accounts receivable allowances	1,405	(1,718)
Deferred income taxes	(85,282)	(34,933)
Impairment of acquired in-process research and development	118,000	—
Change in value of contingent consideration	(111,169)	10,754
Share-based compensation expense	112,097	86,571
Equity in (gains) losses of affiliated companies	(695)	(638)
Share-based employee benefit plan expense	8,071	6,904
Unrealized change in value of foreign currency forward contracts	8,874	17,640
Realized (gain) loss on marketable securities available for sale	1,455	(6,018)
Other, net	2,016	2,820

Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(126,187)	(73,020)
Inventory	65,428	927
Other operating assets	12,952	37,378
Assets held for sale, net	1,290	—
Accounts payable and other operating liabilities	(35,551)	15,539
Income tax payable	43,526	(258)
Deferred revenue	(5,137)	4,148

Net cash provided by operating activities	736,399	595,051

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,095,497	2,037,313
Purchases of marketable securities available for sale	(963,293)	(2,420,620)
Payments for acquisition of business, net of cash acquired	—	(337,608)
Proceeds from the sale of non-core assets, net	93,185	—
Capital expenditures	(53,048)	(40,238)
Investment in affiliated companies	(2,329)	(1,466)
Purchases of investment securities	(533)	(13,562)

Net cash provided by (used in) investing activities	169,479	(776,181)

Cash flows from financing activities:
Payment for treasury shares	(689,126)	(105,436)
Net proceeds from exercise of common stock options and warrants	54,357	44,996
Excess tax benefit from share-based compensation arrangements	10,462	15,938

Net cash provided by (used in) financing activities	(624,307)	(44,502)

Effect of currency rate changes on cash and cash equivalents	15,345	(20,932)

Net increase (decrease) in cash and cash equivalents	296,916	(246,564)

Cash and cash equivalents at beginning of period	1,351,128	1,102,172

Cash and cash equivalents at end of period	$1,648,044	$855,608

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(Unaudited)
(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2011	2010

Supplemental schedule of non-cash investing and financing activity:

Contingent consideration issued in acquisition of Gloucester	$—	$230,201

Change in net unrealized (gain) loss on marketable securities available for sale	$(4,804)	$(15,172)

Matured shares tendered in connection with stock option exercises	$—	$(163)

Supplemental disclosure of cash flow information:

Interest paid	$2,016	$1,638

Income taxes paid	$66,689	$83,342

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
The Company’s primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®), ABRAXANE® and ISTODAX®. Additional sources of revenue include a licensing agreement with Novartis Pharma AG, or Novartis, which entitles the Company to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other licensing agreements.
The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. Certain entities obtained in the acquisition of Abraxis BioScience, Inc., or Abraxis, in October 2010 were determined to be non-core to the Company and a large portion were divested in April 2011 (see Note 3). Investments in limited partnerships and interests where the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. The Company records net income or loss attributable to non-controlling interest in its Consolidated Statements of Income equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties.
The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The Company is subject to certain risks and uncertainties related to product development, regulatory approval, market acceptance, scope of patent and proprietary rights, competition, technological change and product liability.
Interim results may not be indicative of the results that may be expected for the full year. In the opinion of management, these unaudited consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited consolidated financial statements.
2. Summary of Significant Accounting Policies
The Company’s significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, or the 2010 Annual Report on Form 10-K.
New Accounting Pronouncements: In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, “Comprehensive Income (Topic 220),” or ASU 2011-05. ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011. The Company is currently evaluating the impact that the adoption of these amendments will have on its consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820),” or ASU 2011-04. ASU 2011-04 was issued to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles, or GAAP, and International Financial Reporting Standards, or IFRS. The amendments explain how to measure fair value, but do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 will be effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011. The Company is currently evaluating the impact that the adoption of these amendments will have on its consolidated financial statements.
3. Acquisitions and Divestitures
Abraxis BioScience, Inc.
On October 15, 2010, or the Acquisition Date, the Company acquired all of the outstanding common stock of Abraxis in exchange for consideration valued at the Acquisition Date at approximately $3.205 billion, consisting of cash, stock and contingent value rights, or CVRs. The transaction, referred to as the Merger, resulted in Abraxis becoming a wholly owned subsidiary of the Company.
As discussed further under “Contingent Value Rights” below, a holder of a CVR is entitled to receive a pro rata portion of cash payments that the Company is obligated to pay to all holders of CVRs, which is determined by achievement of certain net sales and U.S. regulatory approval milestones. Potential cash payments to CVR holders range from no payment, if no regulatory milestones or net sales thresholds are met, to a maximum of $650 million in milestone payments plus payments based on annual net sales levels if all milestones are met at the earliest target dates and annual net sales exceed threshold amounts.
The Merger has been accounted for using the acquisition method of accounting which requires that most assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date and requires the fair value of acquired in-process research and development, or IPR&D, to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. A preliminary purchase price allocation has been made and amounts for certain income tax attributes are subject to change pending the filing of Abraxis pre-acquisition tax returns.
No adjustments were made during the six-month period ended June 30, 2011 to the amounts initially recorded for the assets acquired and liabilities assumed as of the Acquisition Date. The amounts recognized will be finalized as the information necessary to complete the analyses is obtained, but no later than one year from the Acquisition Date. Material adjustments, if any, could require retrospective application if they impact amortization amounts.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Sale of Non-core Assets
The purchase of Abraxis included a number of assets that are not associated with the nab® technology or ABRAXANE®. These assets, or non-core assets, consist of a number of subsidiaries, tangible assets, equity investments, joint venture partnerships and assets that support research and sales of products not directly related to the nab® technology or ABRAXANE®. At the time of acquisition, the Company committed to a plan to divest certain non-core assets and they were classified on the Consolidated Balance Sheets as of December 31, 2010 as assets held for sale and the associated liabilities were classified as liabilities of disposal group. In April 2011, the Company sold these non-core assets to various entities that are owned or controlled by Dr. Patrick Soon-Shiong, the former majority shareholder and executive chairman of Abraxis.
The Company received cash consideration of $110.0 million, 10% equity ownership in Active Biomaterials, LLC, which is an entity that was formed with certain of the non-core assets with revenue-producing potential, and a future royalty stream based on net sales of certain products of Active Biomaterials, LLC. The royalties, which commence in 2014 at the earliest and are not to exceed an annual amount of $128.0 million, will be calculated based on a range of between 10% and 12.5% of net sales of certain future products. Dr. Patrick Soon-Shiong holds an option to purchase the 10% equity ownership in Active Biomaterials, LLC from the Company for a price of $15.0 million at any time prior to April 2013. The Company recorded the equity ownership at its fair market value of $14.0 million based on the present value of the amount likely to be received upon exercise of the purchase option. The Company recorded the future royalty stream as an asset and assigned a value of $170.0 million based on its fair market value calculated as the present value of estimated future net cash flows. The sale of the non-core assets resulted in a gain of $2.9 million which was included in the Consolidated Statements of Income, in other income, net. The Company’s policy is to present gains and losses from sales of businesses as other income or expense.
The remaining balances in the assets held for sale and liabilities of disposal group line items on the Consolidated Balance Sheets at June 30, 2011 relate to two facilities that were acquired in the purchase of Abraxis which as of June 30, 2011 the Company now intends to sell as it rationalizes certain manufacturing facilities. No material gain or loss is expected to result from the sale of these facilities.
Contingent Value Rights
In connection with the Merger on October 15, 2010, CVRs were issued under a Contingent Value Rights Agreement, or CVR Agreement, entered into between Celgene and American Stock Transfer & Trust Company, LLC, as trustee. The CVRs are registered for trading on the NASDAQ Global Select Market under the symbol “CELGZ.” The fair value of the CVRs and the liability of the Company related to payments under the CVR Agreement are subject to fluctuation based on trading prices for the publicly traded CVRs. Subsequent to the acquisition date, the Company has measured the contingent consideration represented by the CVRs at fair value with changes in fair value recognized in operating earnings.
Each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of each of the following contingent cash payments:
•
Milestone Payment #1. $250 million upon U.S. Food and Drug Administration, or FDA, approval of ABRAXANE® for use in the treatment of non-small cell lung cancer, or NSCLC, if such approval permits the Company to market ABRAXANE® with FDA approval that includes a progression-free survival, or PFS, claim, but only if this milestone is achieved no later than the fifth anniversary of the Merger.

•
Milestone Payment #2. $400 million (if achieved no later than April 1, 2013) or $300 million (if achieved after April 1, 2013 and before the fifth anniversary of the Merger) upon FDA approval of ABRAXANE® for use in the treatment of pancreatic cancer, if such approval permits the Company to market ABRAXANE® with FDA approval that includes an overall survival claim.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•
Net Sales Payments. For each full one-year period ending December 31 during the term of the CVR Agreement, which we refer to as a net sales measuring period (with the first net sales measuring period beginning January 1, 2011 and ending December 31, 2011):

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
No payments will be due under the CVR Agreement with respect to net sales of ABRAXANE® and the Abraxis pipeline products after December 31, 2025, which we refer to as the net sales payment termination date, unless net sales for the net sales measuring period ending on December 31, 2025 are equal to or greater than $1 billion, in which case the net sales payment termination date will be extended until the last day of the net sales measuring period subsequent to December 31, 2025 during which net sales of ABRAXANE® and the Abraxis pipeline products are less than $1 billion or, if earlier, December 31, 2030.
The final results for the ongoing ABRAXANE® Phase III study in NSCLC, or the NSCLC study, were presented at a major scientific congress in June 2010. These results showed that the primary endpoint of the study, response rate, was met and was statistically significant. An interim analysis for the secondary endpoint of PFS was announced in January 2011 and, although not statistically significant, did not show a negative trend against the comparator. On June 4, 2011, the Company announced that the final analysis for both PFS and Overall Survival, or OS, was completed during the second quarter of 2011 and the PFS remained consistent with the interim analysis. In addition, the final OS, similar to the final PFS analysis, did not show a negative trend against the comparator. The Special Protocol Assessment, or SPA, as agreed with the FDA, states that the NSCLC study must reach the primary endpoint of response rate, which has been met, as well as showing that the secondary endpoint of OS is not negative, i.e. no detrimental effect on OS for the ABRAXANE® group of the NSCLC study. Accordingly, because the final PFS results were not statistically significant, this reduced the probability that a payment will be made for Milestone Payment #1 under the CVR Agreement that the Company entered into with the former shareholders of Abraxis. Milestone Payment #1 relates to FDA approval of ABRAXANE® for the treatment of NSCLC that permits the Company to market ABRAXANE® with FDA approval that includes a PFS claim, which the Company believes is now unlikely to be achieved based on the foregoing data. The market value of the publicly traded CVRs, which represents the fair value of the Company’s liability for all potential payments under the CVR Agreement, decreased from $212.0 million at December 31, 2010 to $88.7 million at June 30, 2011. The reduction in the fair value of the Company’s liability was recognized as a gain of $123.3 million in acquisition-related (gains) charges and restructuring, net on the Consolidated Statements of Income for the six-month period ended June 30, 2011, consisting of gains of $105.6 million for the three-month period ended March 31, 2011 and $17.7 million for the three-month period ended June 30, 2011.
The Company has evaluated the value assigned to the IPR&D from Abraxis and determined that, based on a lower level of probable sales than that estimated at the time of the Merger for sales of ABRAXANE® for NSCLC with FDA approval that includes a PFS claim, the fair value of the IPR&D acquired from Abraxis has fallen below the $1.290 billion recorded at the time of acquisition. An impairment charge included in research and development on the accompanying Consolidated Statements of Income in the amount of $118.0 million was recorded in the three-month period ended March 31 2011 to reduce the value of the IPR&D asset acquired from Abraxis to its revised current fair value of $1.172 billion at June 30, 2011.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Gloucester Pharmaceuticals, Inc.
On January 15, 2010, the Company acquired all of the outstanding common stock and stock options of Gloucester Pharmaceuticals, Inc., or Gloucester. The assets acquired and liabilities assumed of Gloucester were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. Gloucester’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition.
The Company paid $338.9 million in cash before milestone payments and may make additional future payments of up to $300.0 million in contingent regulatory milestone payments. As part of the consideration for the Gloucester acquisition, the Company is contractually obligated to pay certain consideration resulting from the outcome of future events. The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value until such consideration is satisfied.
In June 2011, the FDA granted accelerated approval of the Supplemental New Drug Application for ISTODAX® for the treatment of peripheral T-cell lymphoma, or PTCL, in patients who have received at least one prior therapy. This FDA approval was the triggering event for the payment of one of the two contingent regulatory milestone payments associated with the Gloucester acquisition. The Company made a payment of $180.0 million to the former shareholders of Gloucester in July 2011 in satisfaction of this milestone payment requirement. The single remaining contingent milestone payment is for a $120.0 million cash payment upon the marketing approval for the European Union PTCL.
Subsequent to the acquisition date, the Company has measured the contingent consideration arrangement at fair value for each period with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and will be accrued based on an accretion schedule. At June 30, 2011, the balance of the contingent consideration was $265.1 million, of which $180.0 million, representing the milestone payment made in July 2011, is included in other current liabilities and $85.1 million included in other non-current liabilities.
4. Restructuring
The Company has incurred costs from restructuring activities related to the October 15, 2010 acquisition of Abraxis. Restructuring costs include employee termination costs, contract termination fees and facility closing costs. Employee termination costs are generally recorded when the actions are probable and estimable and include accrued severance benefits and health insurance continuation, many of which may be paid out during periods after termination of employment.
The following tables summarize the restructuring expenses and changes in the restructuring liability related to the Abraxis acquisition during the three- and six-month periods ended June 30, 2011:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2011	2010	2011	2010

Employee termination benefits	$1,926	$—	$2,226	$—
Contract termination fees	—	—	1,304	—
Facility closing costs	607	—	1,745	—

Total restructuring expense	$2,533	$—	$5,275	$—

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance	Expense		Balance	Cumulative
	December 31, 2010	Recognized	Payments	June 30, 2011	Payments

Employee termination benefits	$14,881	$2,226	$9,468	$7,639	$10,734
Contract termination fees	—	1,304	1,304	—	1,304
Facility closing costs	—	1,745	501	1,244	511

Total restructuring costs	$14,881	$5,275	$11,273	$8,883	$12,549

The Company does not expect to incur additional restructuring expense related to the acquisition of Abraxis. Future cash payments related to the restructuring activity are estimated to amount to $4.3 million in 2011, $4.2 million in 2012 and $0.4 million in 2013.
5. Earnings Per Share

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income attributable to Celgene	$279,398	$155,352	$534,988	$389,794

Weighted-average shares (in thousands):
Basic	462,625	460,309	464,300	460,112
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	7,337	7,116	6,658	7,445

Diluted	469,962	467,425	470,958	467,557

Net income per share:
Basic	$0.60	$0.34	$1.15	$0.85
Diluted	$0.59	$0.33	$1.14	$0.83
The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 21,840,944 and 21,757,310 shares for the three-month periods ended June 30, 2011 and 2010, respectively. The total number of potential common shares excluded for the six-month periods ended June 30, 2011 and 2010 was 25,951,468 and 21,140,616, respectively.
The Company’s Board of Directors has approved a common share repurchase program up to an aggregate of $2.0 billion of the Company’s common stock through December 2012. As of June 30, 2011, an aggregate of 20,126,697 shares of common stock were repurchased under the program, including 4,054,689 shares of common stock repurchased during the three-month period ended June 30, 2011.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Comprehensive Income
A summary of comprehensive income, net of tax, is summarized as follows:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$279,208	$155,352	$534,294	$389,794

Other comprehensive income:

Marketable securities:

Net unrealized gains on marketable securities available for sale, net of tax	2,774	7,887	4,804	12,999
Reclassification adjustment for (gains) and losses included in net income	(66)	(897)	1,289	(5,872)

Total other comprehensive gains related to marketable securities available for sale, net of tax	2,708	6,990	6,093	7,127
Net unrealized gains (losses) related to cash flow hedges, net of tax	(23,622)	63,162	(54,145)	120,164
Currency translation adjustments	4,985	(17,309)	18,821	21,060

Total other comprehensive income (loss) items	(15,929)	52,843	(29,231)	148,351

Comprehensive income	263,279	208,195	505,063	538,145

Comprehensive loss attributable to non-controlling interest	190	—	694	—

Comprehensive income attributable to Celgene	$263,469	$208,195	$505,757	$538,145

7. Financial Instruments and Fair Value Measurement
The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and the valuation techniques the Company utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company’s Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. The Company’s Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and interest rate swaps. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company’s Level 3 assets consist of warrants for the purchase of equity securities in non-publicly traded companies. The Company’s Level 1 liability relates to the Company’s publicly traded CVRs. The Level 2 liability relates to forward currency contracts and the Level 3 liability consists of contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$4,954	$—	$4,954	$—
Available-for-sale securities	1,141,067	685	1,140,382	—
Interest rate swaps	14,336	—	14,336	—
Warrants	2,082	—	—	2,082

Total assets	$1,162,439	$685	$1,159,672	$2,082

Liabilities:
Forward currency contracts	$(77,144)	$—	$(77,144)	$—
Acquisition related contingent consideration	(353,767)	(268,711)	—	(85,056)

Total liabilities	$(430,911)	$(268,711)	$(77,144)	$(85,056)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$5,000	$—	$5,000	$—
Available-for-sale securities	1,250,173	4,268	1,242,402	3,503
Warrants	1,757	—	—	1,757
Warrants classified as held for sale	1,904	—	—	1,904
Securities classified as held for sale	19,863	3,655	—	16,208

Total assets	$1,278,697	$7,923	$1,247,402	$23,372

Liabilities:
Forward currency contracts	$(18,436)	$—	$(18,436)	$—
Acquisition related contingent consideration	(464,937)	(212,042)	—	(252,895)

Total liabilities	$(483,373)	$(212,042)	$(18,436)	$(252,895)

There were no security transfers between Levels 1 and 2 in the six-month period ended June 30, 2011. The following tables represent a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	Six-Month Periods Ended June 30,
	2011	2010
Assets:
Balance at beginning of period	$23,372	$1,598
Amounts acquired or issued	—	—
Net gains (losses) (realized and unrealized)	1,187	(22)
Settlements	(22,477)	—
Transfers in and/or out of Level 3	—	—

Balance at end of period	$2,082	$1,576

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Settlements of $22.5 million during the six-month period ended June 30, 2011 consist of Level 3 instruments that were considered non-core assets acquired in the acquisition of Abraxis and were included in the sale of the non-core assets in April 2011.

	Six-Month Periods Ended June 30,
	2011	2010
Liabilities:
Balance at beginning of period	$(252,895)	$—
Amounts acquired or issued	—	(230,201)
Net accretion	(12,161)	(10,754)
Settlements	—	—
Transfers in and/or out of Level 3	180,000	—

Balance at end of period	$(85,056)	$(240,955)

Transfers out of Level 3 during the six-month period ended June 30, 2011 consisted of $180.0 million related to a milestone that was part of the contingent consideration in the Gloucester acquisition. At June 30, 2011 the milestone was achieved and was valued based on the contractually defined amount of the milestone, which was paid in July.
8. Derivative Instruments and Hedging Activities
Foreign Currency Forward Contracts: The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2011 and December 31, 2010 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2011 and December 31, 2010:

	Notional Amount
Foreign Currency	June 30, 2011	December 31, 2010

Australian Dollar	$40,085	$51,809
British Pound	29,987	58,440
Canadian Dollar	160,897	133,128
Euro	1,018,285	675,438
Japanese Yen	558,717	632,962
Swiss Franc	74,269	77,669
Others	—	2,835

Total	$1,882,240	$1,632,281

The Company considers the impact of its own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of June 30, 2011, credit risk did not materially change the fair value of the Company’s foreign currency forward contracts.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income, net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2011 and December 31, 2010 were $728.3 million and $848.6 million, respectively.
The Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts. At June 30, 2011, the Company was a party to three pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. The Company has entered into three swaps maturing in 2015, two with notional amounts of $125.0 million each and one with a notional amount of $250.0 million, which effectively convert the Company’s $500.0 million, 2.45% fixed-rate notes due in 2015 to a floating rate. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps will be recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Income. Additionally, any net interest payments made or received are recognized as interest expense.

\

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$4,995	Other current assets	$—
	Other current liabilities	5,261	Other current liabilities	47,453
	Other non-current assets	1,251	Other non-current assets	—
	Other non-current liabilities	46	Other non-current liabilities	29,581

Interest rate swap contracts designated as hedging instruments	Other current assets	11,001	Other current assets	—
	Other non-current assets	3,335	Other non-current assets	—

Foreign currency forward contracts not designated as hedging instruments*	Other current assets	2,208	Other current assets	350
	Other current liabilities	2,836	Other current liabilities	16,582
	Other non-current assets	1,176	Other non-current assets	—
	Other non-current liabilities	580	Other non-current liabilities	1,531

Total		$32,689		$95,497

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$23,536	Other current assets	$1,177
	Other current liabilities	16,656	Other current liabilities	21,645
	Other non-current liabilities	—	Other non-current liabilities	33,824

Foreign currency forward contracts not designated as hedging instruments*	Other current assets	8,127	Other current assets	1,976
	Other current liabilities	2,444	Other current liabilities	10,577

Total		$50,763		$69,199

*	Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following tables summarize the effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2011 and 2010, respectively:

For the Three-Month Period Ended June 30, 2011
			Location of	Amount of	Location of	Amount of
	Amount of		Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
	Gain/(Loss)		Reclassified from	Reclassified from	Recognized in	Recognized in
	Recognized in OCI		Accumulated OCI	Accumulated OCI	Income on	Income on
	on Derivative		into Income	into Income	Derivative	Derivative
					(Ineffective Portion	(Ineffective Portion
					and Amount Excluded	and Amount Excluded
					From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$(31,221	)(1)	Net product sales	$(7,600)	Other income, net	$(2,925	)(2)
Interest rate swaps	—	(3)	Interest expense	$2,752

(1)	Losses of $38,265 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)
The amount of net loss recognized in income represents $2,611 in losses related to the ineffective portion of the hedging relationships and $314 of losses related to amounts excluded from the assessment of hedge effectiveness.

(3)
The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market. As of June 30, 2011, the fair value of the interest rate swaps was a $14,336 unrealized gain, $11,001 current assets and $3,335 non-current assets, on the consolidated balance sheet.

For the Three-Month Period Ended June 30, 2010
		Location of	Amount of	Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Recognized in	Recognized in
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Income on	Income on
	on Derivative	into Income	into Income	Derivative	Derivative
				(Ineffective Portion	(Ineffective Portion
				and Amount Excluded	and Amount Excluded
				From Effectiveness	From Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$84,081	Net product sales	$20,919	Other income, net	$(1,534	)(1)

(1)	Hedge ineffectiveness was insignificant and included with the amount excluded from effectiveness testing.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Six-Month Period Ended June 30, 2011
			Location of	Amount of	Location of	Amount of
	Amount of		Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
	Gain/(Loss)		Reclassified from	Reclassified from	Recognized in	Recognized in
	Recognized in OCI		Accumulated OCI	Accumulated OCI	Income on	Income on
	on Derivative		into Income	into Income	Derivative	Derivative
					(Ineffective Portion	(Ineffective Portion
					and Amount Excluded	and Amount Excluded
					From Effectiveness	From Effectiveness
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$(57,176	)(1)	Net product sales	$(3,031)	Other income, net	$235	(2)
Interest rate swaps	—	(3)	Interest expense	$3,736

(1)	Losses of $38,265 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)
The amount of net gains recognized in income represents $2,691 in losses related to the ineffective portion of the hedging relationships and $2,926 of gains related to amounts excluded from the assessment of hedge effectiveness.

(3)
The interest rate swaps are designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates. The hedged debt is marked to market, offsetting the effect of marking the interest rate swaps to market. As of June 30, 2011, the fair value of the interest rate swaps was a $14,336 unrealized gain, $11,001 current assets and $3,335 non-current assets, on the consolidated balance sheet.

For the Six-Month Period Ended June 30, 2010
		Location of	Amount of	Location of	Amount of
	Amount of	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
	Gain/(Loss)	Reclassified from	Reclassified from	Recognized in	Recognized in
	Recognized in OCI	Accumulated OCI	Accumulated OCI	Income on	Income on
	on Derivative	into Income	into Income	Derivative	Derivative
				(Amount Excluded	(Amount Excluded
				From Effectiveness	From Effectiveness
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	Testing)	Testing)

Foreign currency forward contracts	$141,294	Net product sales	$21,132	Other income, net	$(2,956	)(1)
		Research and development	$(3)

(1)
The amount of net losses recognized in income represents $809 in losses related to the ineffective portion of the hedging relationships and $2,147 of losses related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2011 and 2010:

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivative
	Recognized in Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	on Derivative	2011	2010	2011	2010
Foreign currency forward contracts	Other income, net	$5,969	$26,971	$34,920	$45,483
The impact of gains and losses on derivatives not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Income in other income, net for all periods presented.
9. Cash, Cash Equivalents and Marketable Securities Available-for-Sale
Money market funds of $0.810 billion and $1.050 billion at June 30, 2011 and December 31, 2010, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.
The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 20, 2011	Cost	Gain	Loss	Value

U.S. Treasury securities	$373,229	$1,710	$(36)	$374,903
U.S. government-sponsored agency securities	244,978	1,526	(2)	246,502
U.S. government-sponsored agency MBS	340,926	1,944	(1,716)	341,154
Non-U.S. government, agency and Supranational securities	14,647	211	(5)	14,853
Corporate debt — global	161,332	1,718	(80)	162,970
Marketable equity securities	407	278	—	685

Total available-for-sale marketable securities	$1,135,519	$7,387	$(1,839)	$1,141,067

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gain	Loss	Value

U.S. Treasury securities	$431,913	$921	$(378)	$432,456
U.S. government-sponsored agency securities	359,060	1,055	(267)	359,848
U.S. government-sponsored agency MBS	250,618	1,230	(1,332)	250,516
Non-U.S. government, agency and Supranational securities	35,382	182	(18)	35,546
Corporate debt — global	167,876	1,002	(1,340)	167,538
Marketable equity securities	4,050	368	(149)	4,269

Total available-for-sale marketable securities	$1,248,899	$4,758	$(3,484)	$1,250,173

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, includes mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other then the United States. Corporate debt—global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies. Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at June 30, 2011 and December 31, 2010.
Duration periods of available-for-sale debt securities were as follows at June 30, 2011:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$214,741	$214,475
Duration of one through three years	887,180	892,558
Duration of three through five years	28,869	28,954
Duration of more than five years	4,322	4,395

Total	$1,135,112	$1,140,382

10. Inventory
A summary of inventories by major category at June 30, 2011 and December 31, 2010 follows:

	June 30,	December 31,
	2011	2010

Raw materials	$48,054	$37,458
Work in process	101,126	95,822
Finished goods	47,204	126,850

Total	$196,384	$260,130

Finished goods inventory balances include the unamortized acquisition accounting step-up to fair value resulting from the acquisition of Abraxis in the amounts of $6.9 million at June 30, 2011 and $90.3 million at December 31, 2010.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Investment in Affiliated Companies
As of June 30, 2011, the Company maintained three equity method investments, including two limited partnership investment funds. Additional equity method investment contributions, net of investment returns totaled $2.4 million during the six-month period ended June 30, 2011. A summary of the Company’s equity investments in affiliated companies follows:

	June 30,	December 31,
Investment in Affiliated Companies	2011	2010

Investment in affiliated companies (1)	$27,346	$21,419
Excess of investment over share of equity (2)	1,165	1,654

Investment in affiliated companies	$28,511	$23,073

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
Equity in Losses of Affiliated Companies	2011	2010	2011	2010

Affiliated companies (gains) losses (1) (3)	$(1,251)	$103	$(695)	$(638)

(1)	The Company records its interest and share of losses based on its ownership percentage.

(2)	Consists of goodwill.

(3)
Affiliated companies (gains) for the three- and six-month periods of 2011 include certain losses related to non-core former Abraxis equity method investments which were divested during the second quarter of 2011.

12. Intangible Assets and Goodwill
Intangible Assets: The Company’s intangible assets consist of developed product rights from the Pharmion, Gloucester and Abraxis acquisitions, IPR&D product rights from the Gloucester and Abraxis acquisitions, contract-based licenses, technology and other. The amortization periods related to non-IPR&D intangible assets range from one to 17 years. The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
June 30, 2011	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(519,547)	$1,666,453	11.9
Licenses	64,250	(4,190)	60,060	16.8
Technology and other	43,178	(8,325)	34,853	9.4

	2,293,428	(532,062)	1,761,366	11.9

Nonamortized intangible assets:
Acquired IPR&D product rights	1,234,000	—	1,234,000

Total intangible assets	$3,527,428	$(532,062)	$2,995,366

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2010	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$1,897,000	$(384,891)	$1,512,109	12.3
Licenses	64,250	(2,271)	61,979	16.8
Technology and other	40,601	(5,191)	35,410	8.8

	2,001,851	(392,353)	1,609,498	12.4

Nonamortized intangible assets:
Acquired IPR&D product rights	1,639,000	—	1,639,000

Total intangible assets	$3,640,851	$(392,353)	$3,248,498

In June 2011, ISTODAX® was approved by the FDA for the treatment of PTCL in patients who have received at least one prior therapy. Accordingly, the related $287.0 million intangible asset obtained from the Gloucester acquisition was reclassified from an acquired IPR&D intangible to an acquired developed product rights intangible and amortization commenced with an 8.8 year expected useful life. The $113.4 million decrease in gross carrying value of intangible assets at June 30, 2011 compared to December 31, 2010 was primarily due to a $118.0 million impairment charge related to a change in the probability of obtaining PFS labeling for the treatment of NSCLC with ABRAXANE® in the United States, which was partly offset by the addition of two intangible assets with a combined value of approximately $4.6 million.
Amortization expense was $70.3 million and $47.3 million for the three-month periods ended June 30, 2011 and 2010, respectively. Amortization expense in 2011 included $22.3 million from the amortization of intangible assets obtained in the October 2010 Abraxis acquisition. Amortization expense for the six-month periods ended June 30, 2011 and 2010 was $139.7 million and $89.2 million, respectively. Amortization expense for the six-month period ended June 30, 2011 included $44.8 million from the amortization of intangible assets obtained in the Abraxis acquisition. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $289.2 million for 2011, $139.9 million for 2012, $138.2 million for 2013, $134.1 million for 2014 and $129.9 million for 2015.
Goodwill: At June 30, 2011, the Company’s goodwill related to the October 2010 acquisition of Abraxis, the January 2010 acquisition of Gloucester, the March 2008 acquisition of Pharmion and the October 2004 acquisition of Penn T Limited.
The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2010	$1,896,344
Tax benefit on the exercise of Pharmion converted stock options	(119)

Balance at June 30, 2011	$1,896,225

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Long-Term Debt
Summarized below are the carrying values of the Company’s senior notes at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
2.450% senior notes due 2015	$511,309	$499,301
3.950% senior notes due 2020	498,800	498,749
5.700% senior notes due 2040	249,537	249,534

Total long-term debt	$1,259,646	$1,247,584

On October 7, 2010, the Company issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015 (the “2015 notes”), $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 (the “2020 notes”) and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040 (the “2040 notes” and, together with the 2015 notes and the 2020 notes, referred to herein as the “notes”). The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.5 million have been recorded as debt issuance costs on the Company’s Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If a change of control of the Company occurs accompanied by a downgrade of the debt to below investment grade, the Company will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. The Company is subject to covenants which limit the ability of the Company to pledge properties as security under borrowing arrangements and limit the ability of the Company to perform sale and leaseback transactions involving the property of the Company. At June 30, 2011, the fair value of the Company’s Senior Notes outstanding was $1.229 billion.
The Company entered into interest rate swap contracts in February and March 2011 to convert a portion of its interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on its cash equivalent and investment balances. The floating rate is benchmarked to LIBOR. The swap is designated as a fair value hedge on the fixed-rate debt issue maturing October 2015. Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps will be recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Income. As of June 30, 2011, the total notional amount of debt hedged with an interest rate swap was $500.0 million.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Share-Based Compensation
The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2011 and 2010:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2011	2010	2011	2010

Cost of good sold	$2,419	$1,602	$4,427	$3,121
Research and development	22,880	20,023	55,472	39,153
Selling, general and administrative	25,613	22,185	48,706	42,116

Total share-based compensation expense	50,912	43,810	108,605	84,390
Tax benefit related to share-based compensation expense	12,417	9,960	27,869	19,167

Reduction in income	$38,495	$33,850	$80,736	$65,223

Share-based compensation cost included in inventory was $2.9 million and $2.4 million at June 30, 2011 and December 31, 2010, respectively.
Stock Options: The weighted-average grant date fair value of the stock options granted during the three-month periods ended June 30, 2011 and 2010 was $16.81 per share and $19.27 per share, respectively. The weighted-average grant date fair value of the stock options issued during the six-month periods ended June 30, 2011 and 2010 was $16.43 per share and $19.28 per share, respectively. There have been no significant changes to the assumptions used to estimate the fair value of options granted during the six-month period ended June 30, 2011 compared to those granted for the year ended December 31, 2010 disclosed in Note 15 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.
The following table summarizes all stock option activity for the six-month period ended June 30, 2011:

			Weighted
		Weighted	Average Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price Per Option	Term (Years)	(In Thousands)

Outstanding at December 31, 2010	41,137,686	$48.56	6.7	$501,663

Changes during the Year:
Granted	5,164,811	56.30
Exercised	(1,950,575)	32.67
Forfeited	(751,962)	56.07
Expired	(216,637)	64.72

Outstanding at June 30, 2011	43,383,323	$49.99	6.7	$500,939

Vested at June 30, 2011 or expected to vest in the future	42,518,400	$49.86	6.6	$497,071

Vested at June 30, 2011	22,147,932	$44.07	4.9	$392,397

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The total fair value of shares vested during the six-month periods ended June 30, 2011 and 2010 was $73.3 million and $63.3 million, respectively. The total intrinsic value of stock options exercised during the six-month periods ended June 30, 2011 and 2010 was $49.4 million and $59.0 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.
As of June 30, 2011, there was $289.1 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.3 years.
Restricted Stock Units: At the option of employee participants, equity awards may be divided between stock options and restricted stock units, or RSUs. The employee has three choices: (1) 100% stock options; (2) a mix of stock options and RSUs based on a two-thirds and one-third mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted; or (3) a mix of stock options and RSUs based on a one-half mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding the Company’s RSUs for the six-month period ended June 30, 2011 is as follows:

		Weighted
		Average
	Share	Grant Date
Nonvested RSUs	Equivalent	Fair Value

Nonvested at December 31, 2010	1,510,384	$54.84
Changes during the period:
Granted	1,282,600	58.44
Vested	(9,072)	49.97
Forfeited	(34,819)	52.72

Non-vested at March 31, 2011	2,749,093	$56.56

As of June 30, 2011, there was $107.2 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 2.2 years. The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.
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
Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above. These unrecognized tax benefits relate primarily to issues common among multinational corporations. Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and potential penalties related to uncertain tax positions as part of its provision for income taxes. Increases to the amount of unrecognized tax benefits from January 1, 2011 of approximately $52.7 million relate primarily to current year operations. The Company’s tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claim for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. Certain of these examinations are scheduled to conclude within the next 12 months. It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next 12-month period. Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to our unrecognized tax benefits. An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.
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
Acceleron will retain responsibility for initial activities, including research and development, through the end of Phase IIa clinical trials, as well as manufacturing the clinical supplies for these studies. In turn, the Company will conduct the Phase IIb and Phase III clinical studies and will oversee the manufacture of Phase III and commercial supplies. Acceleron will pay a share of the development expenses and is eligible to receive development, regulatory approval and sales-based milestones of up to $510.0 million for the ACE-011 program and up to an additional $437.0 million for each of the three discovery stage programs. The companies will co-promote the products in North America. Acceleron will receive tiered royalties on worldwide net sales, upon the commercialization of a development compound. During the three-month period ended June 30, 2011, the Company made a $7.0 million development milestone payment to Acceleron for the initiation of enrollment into a phase II study for chemotherapy-induced anemia.
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
GlobeImmune, Inc.: In September 2007, the Company made a $3.0 million equity investment in GlobeImmune, Inc., or GlobeImmune. In April 2009 and May 2009, the Company made additional $0.1 million and $10.0 million equity investments, respectively, in GlobeImmune. In addition, the Company has a collaboration and option agreement with GlobeImmune focused on the discovery, development and commercialization of novel therapeutics in cancer. As part of this agreement, the Company made an upfront payment in May 2009 of $30.0 million, which was recorded as research and development expense, to GlobeImmune in return for the option to license compounds and products based on the GI-4000, GI-6200, GI-3000 and GI-10000 oncology drug candidate programs as well as oncology compounds and products resulting from future programs controlled by GlobeImmune. In June 2011, the collaboration and option agreement was amended, for no additional upfront consideration, to remove collaboration compound GI-10000 and replace it with collaboration compound GI-6300. GlobeImmune will be responsible for all discovery and clinical development until the Company exercises its option with respect to a drug candidate program and GlobeImmune will be entitled to receive potential milestone payments of approximately $230.0 million for the GI-4000 program, $145.0 million for each of the GI-6200 and GI-3000 programs and $161.0 million for each of the GI-6300 program and each additional future program if certain development, regulatory and sales-based milestones are achieved. GlobeImmune will also receive tiered royalties on worldwide net sales.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company’s options with respect to the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs will terminate if the Company does not exercise its respective options after delivery of certain reports from GlobeImmune on the completed clinical trials with respect to each drug candidate program, as set forth in the initial development plan specified in the agreement. If the Company does not exercise its options with respect to any drug candidate program or future program, the Company’s option with respect to the oncology products resulting from future programs controlled by GlobeImmune will terminate three years after the last of the options with respect to the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs terminates. Upon exercise of a Company option, the agreement will continue until the Company has satisfied all royalty payment obligations to GlobeImmune. Upon the expiration of the agreement, on a product-by-product, country-by-country basis, GlobeImmune will grant the Company an exclusive, fully paid-up, royalty-free, perpetual license to use certain intellectual property of GlobeImmune to market and sell the compounds and products developed under the agreement. The agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its royalty payment obligation with respect to each product in each country.
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
The Institute for Advanced Health: In April 2011, the Company entered into an agreement with The Institute for Advanced Health, or the Institute, that included an upfront contribution, future contingent matching contributions and an additional milestone-based contingent payment. The Institute is a non-profit organization dedicated to research and technology development in personalized molecular medicine of which Dr. Patrick Soon-Shiong is the Chairman and Chief Executive Officer. Under the terms of the agreement, the Company made an initial contribution with a value of $41.0 million. The agreement provides for additional contributions of up to $50.0 million to be made by the Company based on the level of other third-party contributions received by the Institute. A final additional $25.0 million milestone-based payment is contingent upon the Institute achieving specified results related to the collection of DNA data and genomic sequences and the initiation of research and development alliances to be achieved before December 31, 2015. Contributions made under this agreement will be recognized on the Company’s Statements of Income as research and development expense.

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
17. Commitments and Contingencies
Collaboration Arrangements: The Company has entered into certain research and development collaboration agreements, as identified in Note 16, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.
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
Among the principal matters pending to which the Company is a party are the following:
REVLIMID®: The Company has publicly announced that it has received a notice letter dated August 30, 2010, sent from Natco Pharma Limited of India (“Natco”) notifying it of a Paragraph IV certification alleging that patents listed for REVLIMID® in the Orange Book are invalid, and/or not infringed (the “Notice Letter”). The Notice Letter was sent pursuant to Natco having filed an abbreviated new drug application, or ANDA, seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg capsules of REVLIMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) four years after the pioneer company obtains approval of its New Drug Application, or an NDA. On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to United States Patent Nos. 5,635,517 (the “’517 patent”), 6,045,501 (the “’501 patent”), 6,281,230 (the “’230 patent”), 6,315,720 (the “’720 patent”), 6,555,554 (the “’554 patent”), 6,561,976 (the “’976 patent”), 6,561,977 (the “’977 patent”), 6,755,784 (the “’784 patent”), 7,119,106 (the “’106 patent”), and 7,465,800 (the “’800 patent”). If Natco is successful in challenging the Company’s patents listed in the Orange Book, and the FDA were to approve the ANDA with a comprehensive education and risk management program for a generic version of lenalidomide, sales of REVLIMID® could be significantly reduced in the United States by the entrance of a generic lenalidomide product, potentially reducing the Company’s revenue.
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
We believe that Natco’s counterclaims are likely to be unsustainable and intend to vigorously defend our patent rights. We believe that it is unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuit and that all of the patents would be deemed to be invalidated, unenforceable and/or non-infringed. In addition we believe that it is unlikely that the FDA will approve an appropriate, non-infringing comprehensive education and risk management program for a generic version of lenalidomide. Accordingly, we believe that the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information
This report contains forward-looking statements that reflect the current views of our management with respect to future events, results of operations, economic performance and/or financial condition. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predict,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates, assumptions and projections, which are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described in the sections “Forward-Looking Statements” and “Risk Factors” contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, and in this report and our other public reports filed with the SEC. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.
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
•
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

•
VIDAZA®, which is licensed from Pfizer, is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network, or NCCN, and is marketed in the United States for the treatment of all subtypes of MDS. The U.S. regulatory exclusivity for VIDAZA® expired on May 19, 2011. Accordingly, we anticipate a generic version of VIDAZA® to be introduced sometime during the latter half of 2011. If a generic version of VIDAZA® is successfully launched, we may quickly lose a significant portion of our sales for this product in the United States. In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high risk MDS as well as acute myeloid leukemia, or AML, with 30% blasts and has been granted orphan drug designation for the treatment of MDS and AML.

•
THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence.

•
ABRAXANE®, which was obtained in the 2010 acquisition of Abraxis BioScience Inc., or Abraxis, is a nanoparticle, albumin-bound paclitaxel that was approved by the U.S. Food and Drug Administration, or FDA, in January 2005 for the treatment of metastatic breast cancer. ABRAXANE® is based on a tumor-targeting platform known as nab® technology.

•
ISTODAX®, which was obtained in the 2010 acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester, was approved in November 2009 by the FDA for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy and in June 2011 for the treatment of peripheral T-cell lymphoma, or PTCL, in patients who have received at least one prior therapy. ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, which includes CTCL and PTCL. The European Agency for the Evaluation of Medicinal Products, or EMA, has granted orphan status designation for ISTODAX® for the treatment of both CTCL and PTCL.

Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.
We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and having certain immunomodulatory and other biologically important properties, our leading oral anti-inflammatory agents, our cell products and our nanoparticle, albumin-bound compounds. We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of both new products and expanded use of existing products will provide the catalysts for future growth.
The following table summarizes total revenue and earnings for the three- and six-month periods ended June 30, 2011 and 2010:

	Three-Month Periods Ended
	June 30,			Percent
(In thousands $, except earnings per share)	2011	2010	Increase	Change

Total revenue	$1,183,155	$852,692	$330,463	38.8%
Net income attributable to Celgene	$279,398	$155,352	$124,046	79.8%
Diluted earnings per share attributable to Celgene	$0.59	$0.33	$0.26	78.8%

	Six-Month Periods Ended
	June 30,			Percent
(In thousands $, except earnings per share)	2011	2010	Increase	Change

Total revenue	$2,308,436	$1,643,946	$664,490	40.4%
Net income attributable to Celgene	$534,988	$389,794	$145,194	37.2%
Diluted earnings per share attributable to Celgene	$1.14	$0.83	$0.31	37.3%
The increase in revenue for the three- and six-month periods ended June 30, 2011 compared to the three- and six-month periods ended June 30, 2010 was primarily due to the continued growth of REVLIMID® and VIDAZA® in both U.S. and international markets, in addition to sales of ABRAXANE® subsequent to the acquisition of Abraxis in October 2010. Net income and diluted earnings per share for the three- and six-month periods ended June 30, 2011 reflect the higher level of revenue, partly offset by additional costs incurred resulting from the acquisition of Abraxis in October 2010, in addition to increased spending for new product launches and research and development activities.
Sale of Non-core Assets: The purchase of Abraxis included a number of assets that are not associated with the nab® technology or ABRAXANE®. These assets, or non-core assets, consist of a number of subsidiaries, tangible assets, equity investments, joint venture partnerships and assets that support research and sales of products not related to the nab® technology. At the time of acquisition, we were committed to a plan to divest the non-core assets and they were classified on the Consolidated Balance Sheets as of December 31, 2010 as assets held for sale and the associated liabilities were classified as liabilities of disposal group. In April 2011, we sold the non-core assets to various entities that are owned or controlled by Dr. Patrick Soon-Shiong, the former majority shareholder and executive chairman of Abraxis. In June 2011, management made the decision that certain additional facilities from Abraxis are intended to be sold as we rationalize certain manufacturing facilities.
We received cash consideration of $110.0 million, 10% equity ownership in an entity that was formed with certain of the non-core assets with revenue-producing potential, or Active Biomaterials, LLC, and a future royalty stream based on net sales of certain products of Active Biomaterials, LLC,. The royalties, which commence in 2014 at the earliest and are not to exceed an annual amount of $128.0 million, will be calculated based on a range of between 10% and 12.5% of net sales of certain future products. Dr. Patrick Soon-Shiong holds an option to purchase the 10% equity ownership in Active Biomaterials, LLC, from us for a price of $15.0 million at any time prior to April 2013. The equity ownership was recorded at its fair market value of $14.0 million based on the present value of the amount likely to be received upon exercise of the purchase option. We recorded the future royalty stream as an asset and assigned a value of $170.0 million based on its fair market value calculated as the present value of estimated future net cash flows. The sale of the non-core assets resulted in a gain of $2.9 million which was included in the Consolidated Statements of Income in other income, net. Our policy is to present gains and losses from sales of businesses as other income or expense.
Gloucester Acquisition Milestone Achievement: In June 2011, the FDA granted accelerated approval of the Supplemental New Drug Application for ISTODAX® for the treatment of peripheral T-cell lymphoma, or PTCL, in patients who have received at least one prior therapy. This FDA approval was the triggering event for the payment of one of the two contingent regulatory milestone payments associated with the Gloucester acquisition. We made a payment of $180.0 million to the former shareholders of Gloucester in July 2011 in satisfaction of this milestone payment requirement. The single remaining contingent milestone payment is for a $120.0 million cash payment upon the marketing approval for the European Union PTCL.

We measure this contingent consideration arrangement at fair value for each period with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and will be accrued based on an accretion schedule. At June 30, 2011, the balance of the contingent consideration was $265.1 million, of which $180.0 million, representing the milestone payment made in July 2011, is included in other current liabilities and $85.1 million included in other non-current liabilities.
Results of Operations:
Three-Month Periods Ended June 30, 2011 and 2010
Total Revenue: Total revenue and related percentages for the three-month periods ended June 30, 2011 and 2010 were as follows:

	Three-Month Periods Ended
	June 30,		Increase	Percent
(In thousands $)	2011	2010	(Decrease)	Change

Net product sales:
REVLIMID ®	$795,445	$587,143	$208,302	35.5%
VIDAZA ®	161,697	131,793	29,904	22.7%
THALOMID ®	88,167	97,821	(9,654)	-9.9%
ABRAXANE ®	94,608	—	94,608	N/A
ISTODAX ®	6,971	3,579	3,392	94.8%
Other	7,440	2,761	4,679	169.5%

Total net product sales	$1,154,328	$823,097	$331,231	40.2%
Collaborative agreements and other revenue	3,399	2,544	855	33.6%
Royalty revenue	25,428	27,051	(1,623)	-6.0%

Total revenue	$1,183,155	$852,692	$330,463	38.8%

Total revenue increased by $330.5 million, or 38.8%, to $1.183 billion for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, reflecting increases of $187.7 million, or 36.4%, in the United States, and $142.8 million, or 42.4%, in international markets.
Net Product Sales:
Total net product sales for the three-month period ended June 30, 2011 increased by $331.2 million, or 40.2%, to $1.154 billion compared to the three-month period ended June 30, 2010. The increase was comprised of net volume increases of $332.7 million, partially offset by price decreases of $9.0 million and the favorable impact from foreign exchange of $7.5 million. The decrease in prices was primarily due to increased Medicaid rebates resulting from the U.S. Health Care Reform Act and an increase in rebates to U.S. and international governments resulting from their attempts to reduce health care costs.
REVLIMID® net sales increased by $208.3 million, or 35.5%, to $795.4 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in addition to product reimbursement approvals and the launch of REVLIMID® in Japan in the latter part of 2010.
VIDAZA® net sales increased by $29.9 million, or 22.7%, to $161.7 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, primarily due to increased sales in international markets resulting from the increase in treatment duration of patients using VIDAZA®.

THALOMID® net sales decreased by $9.7 million, or 9.9%, to $88.2 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, primarily due to lower unit volumes in the United States.
ABRAXANE® was obtained in the acquisition of Abraxis in October 2010 and was approved by the FDA in January 2005 for the treatment of metastatic breast cancer.
ISTODAX® was obtained in the acquisition of Gloucester in January 2010 and was approved by the FDA for the treatment of CTCL in November 2009 and PTCL in June 2011 in patients who have received at least one prior therapy. ISTODAX® was launched for the treatment of CTCL in March of 2010.
The “other” net product sales category for the three-month period ended June 30, 2011 primarily includes sales of FOCALIN®, in addition to non-core products obtained from the acquisitions of Abraxis, which were divested in April 2011, and Pharmion, which are to be divested. The “other” net product sales category for the three-month period ended June 30, 2010 primarily includes sales of FOCALIN® and Pharmion products to be divested.
Collaborative Agreements and Other Revenue: Revenues from collaborative agreements and other sources increased by $0.9 million to $3.4 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010. The increase was primarily due to the inclusion of certain manufacturing and management fees in the current year quarter.
Royalty Revenue: Royalty revenue decreased by $1.6 million to $25.4 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010 primarily due to a net decrease in royalties earned from Novartis and the March 2011 termination of residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK.
Gross to Net Sales Accruals: We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, and chargebacks and distributor service fees.
REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the product’s safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. THALOMID® is distributed in the United States under our proprietary “System for Thalidomide Education and Prescribing Safety,” or S.T.E.P.S.®, program which is a comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA®, ISTODAX® and ABRAXANE® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as THALOMID® and REVLIMID®.

We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance. As noted above, REVLIMID® is distributed primarily through hospitals and contracted pharmacies, lending itself to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity. THALOMID® is drop-shipped directly to the prescribing pharmacy and, as a result, wholesalers do not stock the product.
Sales discount accruals are based on payment terms extended to customers.
Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. Net revenues for the period ended June 30, 2011 were negatively impacted by a component of the U.S. Health Care Reform Act, which became effective January 1, 2011 and required manufacturers of pharmaceutical products to be responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products. This expense is recognized throughout the year as incurred. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales. The U.S. Health Care Reform Act of 2010 mandated an annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs. The fee, which is not material, is included in selling, general and administrative on the Consolidated Statements of Income.
Rebates or administrative fees are offered to certain wholesale customers, group purchasing organizations and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from the date of sale. We provide a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing. We regularly review the information related to these estimates and adjust the provision accordingly.
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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2011 and 2010 were as follows:

	Returns			Chargebacks
(In thousands $)	and		Government	and Distributor
2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2011	$4,459	$10,798	$115,283	$44,071	$174,611
Allowances for sales during prior periods	—	—	(4,277)	—	(4,277)
Allowances for sales during 2011	2,062	18,082	52,682	43,640	116,466
Credits/deductions issued for prior year sales	(1,270)	(1,960)	(1,282)	(6,820)	(11,332)
Credits/deductions issued for sales during 2011	(1,243)	(12,278)	(42,218)	(32,057)	(87,796)

Balance at June 30, 2011	$4,008	$14,642	$120,188	$48,834	$187,672

	Returns			Chargebacks
(In thousands $)	and		Government	and Distributor
2010	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2010	$10,014	$4,107	$22,042	$32,442	$68,605
Allowances for sales during 2010	(210)	12,097	25,780	25,620	63,287
Credits/deductions issued for prior year sales	(1,409)	—	(455)	(593)	(2,457)
Credits/deductions issued for sales during 2010	(1,912)	(11,769)	(8,534)	(24,943)	(47,158)

Balance at June 30, 2010	$6,483	$4,435	$38,833	$32,526	$82,277

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2011 and 2010 follows:
Returns and allowances increased by $2.3 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, primarily due to the non-recurrence of a $1.8 million favorable impact from an adjustment of anticipated returns in international markets for the three-month period ended June 30, 2010.
Discounts increased by $6.0 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, primarily due to revenue increases in the United States and international markets, both of which offer different discount programs, and expansion into new international markets.
Government rebates increased by $22.6 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, primarily due to approximately $25.0 million in reimbursement rate increases in certain international markets. In addition, we recorded a benefit of $4.3 million for the three-month period ended June 30, 2011 related to a refinement of an estimate for prior period government rebates.
Chargebacks and distributor service fees increased by $18.0 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010. Chargebacks increased by $8.9 million primarily due to $5.6 million in chargebacks related to ABRAXANE® and increased U.S. sales of both REVLIMID® and VIDAZA®. Distributor service fees increased by approximately $6.0 million primarily due to the inclusion of $5.3 million in fees associated with ABRAXANE®. TRICARE rebates increased by $2.6 million primarily due to increased utilization for REVLIMID®.

Operating Costs and Expenses: Operating costs, expenses and related percentages for the three-month periods ended June 30, 2011 and 2010 were as follows:

	Three-Month Periods Ended
	June 30,			Percent
(In thousands $)	2011	2010	Increase	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$126,443	$67,993	$58,450	86.0%
Percent of net product sales	11.0%	8.3%

Research and development	$371,520	$342,761	$28,759	8.4%
Percent of total revenue	31.4%	40.2%

Selling, general and administrative	$305,643	$219,262	$86,381	39.4%
Percent of total revenue	25.8%	25.7%

Amortization of acquired intangible assets	$70,087	$47,068	$23,019	48.9%

Acquisition related (gains) charges	$(9,477)	$7,836	$(17,313)	N/A
Cost of goods sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $58.5 million to $126.4 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010. The increase was primarily due to the inclusion of a $41.7 million inventory step-up amortization adjustment related to sales of ABRAXANE® subsequent to the acquisition of Abraxis, in addition to increased sales activity. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 11.0% in the three-month period ended June 30, 2011 compared to 8.3% for the three-month period ended June 30, 2010 primarily due to the inventory step-up amortization for ABRAXANE®. Excluding the step-up adjustment, the cost of goods sold ratio for 2011 was 7.3%.
Research and Development: Research and development expenses increased by $28.8 million to $371.5 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, partly due to an increase in research and development project spending in support of multiple programs across a broad range of diseases and the inclusion of $36.4 million of expenses related to the Abraxis business acquired in October 2010. The three-month periods ended June 30, 2011 and 2010 included upfront payments and contributions for research and development collaboration arrangements of $41.0 million to The Institute for Advanced Health and $121.2 million to Agios Pharmaceuticals, Inc., or Agios, respectively.

The following table provides a breakdown of research and development expenses:

	Three-Month Periods Ended
	June 30,
(In thousands $)	2011	2010	Increase

Human pharmaceutical clinical programs	$184,233	$101,435	$82,798
Other pharmaceutical programs (1)	147,341	212,577	(65,236)
Drug discovery and development	36,289	23,637	12,652
Placental stem cell	3,657	5,112	(1,455)

Total	$371,520	$342,761	$28,759

(1)	Other pharmaceutical programs includes upfront payments for research and development collaboration arrangements of $41.0 million in 2011 and $121.2 million in 2010.
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
We do not collect costs on a project basis or for any category of projects for the majority of costs involved in carrying out research projects. While we do perform cost calculations to facilitate our internal evaluation of individual projects, these calculations include significant estimations and allocations that are not relevant to, or included in, our external financial reporting mechanisms. As a consequence, we do not report research and development costs at the project level.
Selling, General and Administrative: Selling, general and administrative expenses increased by $86.4 million to $305.6 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, partly due to higher marketing and sales related expenses due to ongoing product launch activities, including REVLIMID® in Japan, VIDAZA® in Europe and ISTODAX® in the United States. In addition, the three-month period ended June 30, 2011 included $26.1 million in expenses related to the Abraxis business acquired in October 2010.
Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets is summarized below for the three-month periods ended June 30, 2011 and 2010:

	Three-Month Periods Ended
	June 30,		Increase
(In thousands $)	2011	2010	(Decrease)

Abraxis acquisition	$22,232	$—	$22,232
Gloucester acquisition	7,917	7,077	840
Pharmion acquisition	39,938	39,991	(53)

Total amortization	$70,087	$47,068	$23,019

Amortization of acquired intangible assets increased by $23.0 million to $70.1 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010 primarily due to the October 2010 acquisition of Abraxis.
Acquisition Related (Gains) Charges and Restructuring, net: Acquisition related (gains) charges and restructuring, net was a net gain of $9.5 million for the three-month period ended June 30, 2011 and a net charge of $7.8 million for the three-month period ended June 30, 2010. The net gain of $17.3 million for the three-month period ended June 30, 2011 was primarily the result of a $17.7 million reduction in the fair value of our liability related to publicly traded contingent value rights, or CVRs, that were issued as part of the acquisition of Abraxis, partially offset by the accretion of contingent consideration expense related to the acquisition of Gloucester.
Interest and Investment Income, Net: Interest and investment income, net decreased by $4.2 million to $5.9 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010. The decrease was primarily due to a $5.1 million reduction in interest income due to lower overall yields and the liquidation of securities to fund the Abraxis acquisition and a $0.8 million net reduction in gains on sales of marketable securities, partly offset by a $1.6 million net decrease in the amortization of premiums and discounts related to the purchase of marketable securities.
Equity in Losses of Affiliated Companies: Under the equity method of accounting, we recorded a gain of $1.3 million for the three-month period ended June 30, 2011 and a loss of $0.1 million for the three-month period ended June 30, 2010. The gain for the three-month period ended June 30, 2011 included losses from non-core former Abraxis equity method investments which were divested in April 2011.
Interest Expense: Interest expense increased by $9.0 million to $9.4 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010, reflecting the interest on $1.25 billion in senior notes issued in October 2010 which is net of a $2.8 million benefit from interest rate swaps.
Other income, net: Other income, net increased by $6.8 million to a net gain of $1.7 million for the three-month period ended June 30, 2011 compared to a net expense of $5.1 million for the three-month period ended June 30, 2010 primarily due to a $2.9 million gain on the sale of non-core assets and $3.6 million in economic development grant proceeds received from the State of New Jersey.
Income Tax Provision: The income tax provision increased by $22.3 million to $39.2 million for the three-month period ended June 30, 2011 compared to the three-month period ended June 30, 2010. The full year 2011 underlying effective tax rate of 10.3% reflects the impact from our low tax Swiss manufacturing operations, the favorable impact of a shift in projected earnings between the U.S. and lower tax foreign jurisdictions, and tax deductions related to our acquisitions. The underlying effective tax rate also reflects benefits related to a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis and a benefit from an IPR&D asset impairment charge. Tax expense of $8.3 million related to a change in state tax law was recorded in the three-month period ended June 30, 2011 as a discrete item. The income tax provision for the three-month period ended June 30, 2010 included a full year underlying effective tax rate of 18.1% and a discrete tax benefit of $12.5 million related to the settlement of a tax examination.

Six-Month Periods Ended June 30, 2011 and 2010
Total Revenue: Total revenue and related percentages for the six-month periods ended June 30, 2011 and 2010 were as follows:

	Six-Month Periods Ended
	June 30,		Increase	Percent
(In thousands $)	2011	2010	(Decrease)	Change

Net product sales:
REVLIMID ®	$1,533,315	$1,117,609	$415,706	37.2%
VIDAZA ®	324,980	252,139	72,841	28.9%
THALOMID ®	173,589	201,838	(28,249)	-14.0%
ABRAXANE ®	168,657	—	168,657	N/A
ISTODAX ®	12,705	4,139	8,566	207.0%
Other	24,691	6,783	17,908	264.0%

Total net product sales	$2,237,937	$1,582,508	$655,429	41.4%
Collaborative agreements and other revenue	12,702	4,924	7,778	158.0%
Royalty revenue	57,797	56,514	1,283	2.3%

Total revenue	$2,308,436	$1,643,946	$664,490	40.4%

Total revenue increased by $664.5 million, or 40.4%, to $2.308 billion for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, reflecting increases of $377.9 million, or 38.1%, in the United States, and $286.6 million, or 43.9%, in international markets.
Net Product Sales:
Total net product sales for the six-month period ended June 30, 2011 increased by $655.4 million, or 41.4%, to $2.238 billion compared to the six-month period ended June 30, 2010. The increase was comprised of net volume increases of $690.2 million, price decreases of $45.3 million and the favorable impact from foreign exchange of $10.5 million. The decrease in prices was primarily due to increased Medicaid rebates resulting from the U.S. Health Care Reform Act and an increase in rebates to U.S. and international governments resulting from their attempts to reduce health care costs.
REVLIMID® net sales increased by $415.7 million, or 37.2%, to $1.533 billion for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in addition to product reimbursement approvals and the launch of REVLIMID® in Japan in the latter part of 2010.
VIDAZA®net sales increased by $72.8 million, or 28.9%, to $325.0 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, primarily due to increased sales in international markets resulting from the increase in treatment duration of patients using VIDAZA®.
THALOMID® net sales decreased by $28.2 million, or 14.0%, to $173.6 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, primarily due to lower unit volumes in the United States.
ABRAXANE® was obtained in the acquisition of Abraxis in October 2010 and was approved by the FDA in January 2005 for the treatment of metastatic breast cancer.

ISTODAX® was obtained in the acquisition of Gloucester in January 2010 and was approved by the FDA for the treatment of CTCL in November 2009 and PTCL in June 2011 in patients who have received at least one prior therapy. ISTODAX® was launched for the treatment of CTCL in March of 2010.
The “other” net product sales category for the six-month period ended June 30, 2011 primarily includes sales of non-core products obtained from the acquisitions of Abraxis, which were divested in April 2011, and Pharmion, which are yet to be divested. The “other” net product sales category for the six-month period ended June 30, 2010 primarily included sales of FOCALIN® and Pharmion products yet to be divested.
Collaborative Agreements and Other Revenue: Revenue from collaborative agreements and other sources increased by $7.8 million to $12.7 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010. The increase was primarily due to receipt of a $6.3 million milestone payment in 2011 related to the approval of VIDAZA® in Japan and the inclusion of certain manufacturing and management fees in the current year.
Royalty Revenue: Royalty revenue increased by $1.3 million to $57.8 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010 primarily due to an increase in royalties earned from Novartis, which was partly offset by a decrease in residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK which ended in March 2011.
Gross to Net Sales Accruals: Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2011 and 2010 were as follows:

	Returns			Chargebacks
(In thousands $)	and		Government	and Distributor
2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2010	$4,779	$8,272	$84,964	$47,367	$145,382
Allowances for sales during prior periods	—	—	(4,277)	2,084	(2,193)
Allowances for sales during 2011	3,589	35,182	116,720	82,489	237,980
Credits/deductions issued for prior year sales	(2,651)	(6,763)	(31,462)	(32,025)	(72,901)
Credits/deductions issued for sales during 2011	(1,709)	(22,049)	(45,757)	(51,081)	(120,596)

Balance at June 30, 2011	$4,008	$14,642	$120,188	$48,834	$187,672

	Returns			Chargebacks
(In thousands $)	and		Government	and Distributor
2010	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2009	$7,360	$3,598	$18,111	$29,241	$58,310
Allowances for sales during 2010	5,826	22,975	42,940	52,890	124,631
Credits/deductions issued for prior year sales	(3,987)	(938)	(8,348)	(11,699)	(24,972)
Credits/deductions issued for sales during 2010	(2,716)	(21,200)	(13,870)	(37,906)	(75,692)

Balance at June 30, 2010	$6,483	$4,435	$38,833	$32,526	$82,277

A comparison of allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2011 and 2010 follows:
Returns and allowances decreased by $2.2 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, primarily due to reduced U.S. provisions resulting from decreased revenue from products with higher return rates, partially offset by the non-recurrence of a $1.8 million favorable impact from an adjustment of anticipated returns in international markets for the three-month period ended June 30, 2010.

Discounts increased by $12.2 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, primarily due to revenue increases in the U. S. and international markets, both of which offer different discount programs, and expansion into new international markets.
Government rebates increased by $69.5 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, primarily due to approximately $45.2 million in reimbursement rate increases in certain international markets, approvals in new markets and approximately $23.0 million in costs associated with the Medicare Part D coverage gap rebate resulting from the Health Care Reform Act. In addition, we recorded a benefit of $4.3 million for the six-month period ended June 30, 2011 related to a refinement of an estimate for the prior period government rebates.
Chargebacks and distributor service fees increased by $31.7 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010. Chargebacks increased by $18.0 million primarily due to $10.0 million in chargebacks related to ABRAXANE® and an increase in chargebacks of $5.2 million related to VIDAZA® ($3.1 million as a result of increased sales and a $2.1 million charge related to disputed claims from 2010). Additionally, distributor service fees increased by approximately $9.2 million primarily due to the inclusion of ABRAXANE® in the six-month period ended June 30, 2011. TRICARE rebates increased by $3.8 million primarily due to increased utilization for REVLIMID®.
Operating Costs and Expenses: Operating costs, expenses and related percentages for the six-month periods ended June 30, 2011 and 2010 were as follows:

	Six-Month Periods Ended
	June 30,			Percent
(In thousands $)	2011	2010	Increase	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$253,711	$129,908	$123,803	95.3%
Percent of net product sales	11.3%	8.2%

Research and development	$806,998	$547,418	$259,580	47.4%
Percent of total revenue	35.0%	33.3%

Selling, general and administrative	$607,904	$427,241	$180,663	42.3%
Percent of total revenue	26.3%	26.0%

Amortization of acquired intangible assets	$139,137	$88,661	$50,476	56.9%

Acquisition related (gains) charges	$(106,221)	$12,698	$(118,919)	N/A
Cost of goods sold (excluding amortization of acquired intangible assets): Cost of goods sold (excluding amortization of acquired intangible assets) increased by $123.8 million to $253.7 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010. The increase was primarily due to the inclusion of an $83.3 million inventory step-up amortization adjustment related to sales of ABRAXANE® subsequent to the acquisition of Abraxis, in addition to increased sales activity. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 11.3% in the six-month period ended June 30, 2011 compared to 8.2% for the six-month period ended June 30, 2010 primarily due to the inventory step-up amortization for ABRAXANE®. Excluding the step-up adjustment, the cost of goods sold ratio for 2011 was 7.6%.

Research and Development: Research and development expenses increased by $259.6 million to $807.0 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, partly due to a $118.0 million impairment charge related to the in-process research and development, or IPR&D, acquired intangible asset as a result of a change in the probability of obtaining progression-free survival labeling for the treatment of non-small cell lung cancer for ABRAXANE® in the United States and an increase in research and development project spending in support of multiple programs across a broad range of diseases. In addition, the six-month period ended June 30, 2011 included $85.6 million of research and development expenses related to the Abraxis business acquired in October 2010. The six-month periods ended June 30, 2011 and 2010 included upfront payments and contributions for research and development collaboration arrangements of $41.0 million to the Institute for Advanced Health and $121.2 million to Agios, respectively.
The following table provides a breakdown of research and development expenses:

	Six-Month Periods Ended
	June 30,
(In thousands $)	2011	2010	Increase

Human pharmaceutical clinical programs	$356,968	$201,853	$155,115
Other pharmaceutical programs (1) (2)	364,276	285,634	78,642
Drug discovery and development	76,756	49,879	26,877
Placental stem cell	8,998	10,052	(1,054)

Total	$806,998	$547,418	$259,580

(1)	Other pharmaceutical programs includes upfront payments for research and development collaboration arrangements of $41.0 million in 2011 and $121.2 million in 2010.

(2)	Other pharmaceutical programs for 2011 includes a $118.0 million impairment charge to the in-process research and development intangible asset related to the Abraxis acquisition.
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
We do not collect costs on a project basis or for any category of projects for the majority of costs involved in carrying out research projects. While we do perform cost calculations to facilitate our internal evaluation of individual projects, these calculations include significant estimations and allocations that are not relevant to, or included in, our external financial reporting mechanisms. As a consequence, we do not report research and development costs at the project level.

The following table presents significant developments in our population of Phase III clinical trials that occurred during the six-month period ended June 30, 2011 and developments that are expected to occur in the future if the future occurrence is material and reasonably certain:
New Phase III trials

Disease
Product	Indication
Pomalidomide	Multiple Myeloma
Phase III trial suspension or termination
No Phase III trials were suspended or terminated during the six-month period ended June 30, 2011.
Regulatory approval requests in major markets

	Disease	Major	Regulatory	Date of
Product	Indication	Market	Agency	Submission
ISTODAX®	PTCL	E.U.	EMA	March 2011
REVLIMID®	NDMM[2]	U.S.	FDA	Second half of 2011[1]
ABRAXANE®	NSCLC[3]	U.S.	FDA	Fourth quarter of 2011[1]
REVLIMID®	Del 5q MDS	E.U.	EMA	First quarter of 2012[1]
Regulatory agency approvals or rejections

	Disease	Major	Regulatory	Approval /
Product	Indication	Market	Agency	Rejection
ISTODAX®	PTCL	U.S.	FDA	Approval
VIDAZA®	MDS	Japan	PDMA[4]	Approval

[1]	Current estimated submission timeframes

[2]	Newly Diagnosed Multiple Myeloma

[3]	Non Small Cell Lung Cancer

[4]	Pharmaceuticals and Medical Devices Agency
Selling, General and Administrative: Selling, general and administrative expenses increased by $180.7 million to $607.9 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, partly due to a $22.6 million increase in donations to non-profit foundations and higher marketing and sales-related expenses due to ongoing product launch activities, including REVLIMID® in Japan, VIDAZA® in Europe and ISTODAX® in the United States. In addition, the six-month period ended June 30, 2011 included $58.7 million in expenses related to the Abraxis business acquired in October 2010.
Amortization of Acquired Intangible Assets: Amortization of acquired intangible assets is summarized below for the six-month periods ended June 30, 2011 and 2010:

	Six-Month Periods Ended
	June 30,		Increase
(In thousands $)	2011	2010	(Decrease)

Abraxis acquisition	$44,795	$—	$44,795
Gloucester acquisition	14,467	8,733	5,734
Pharmion acquisition	79,875	79,928	(53)

Total amortization	$139,137	$88,661	$50,476

Amortization of acquired intangible assets increased by $50.5 million to $139.1 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010 primarily due to the October 2010 acquisition of Abraxis and a full six months amortization related to the January 2010 acquisition of Gloucester being included in the 2011 six-month period.
Acquisition Related (Gains) Charges and Restructuring, net: Acquisition related (gains) charges and restructuring, net was a net gain of $106.2 million for the six-month period ended June 30, 2011 and a net charge of $12.7 million for the six-month period ended June 30, 2010. The increase in the net gain of $118.9 million in 2011 was primarily due to a $123.3 million favorable adjustment to the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis, partially offset by $5.3 million of acquisition related restructuring expenses.
Interest and Investment Income, Net: Interest and investment income, net decreased by $13.7 million to $10.5 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010. The decrease was primarily due to a $9.3 million reduction in interest income due to lower overall yields and the liquidation of securities to fund the Abraxis acquisition and a $7.2 million net reduction in gains on sales of marketable securities, partly offset by a $2.5 million net decrease in the amortization of premiums and discounts related to the purchase of marketable securities.
Equity in (Gains) Losses of Affiliated Companies: Under the equity method of accounting, we recorded a gain of $0.7 million for the six-month period ended June 30, 2011 and a gain of $0.6 million for the six-month period ended June 30, 2010. The gain for the six-month period ended June 30, 2011 included losses from non-core former Abraxis equity method investments which were divested in April 2011
Interest Expense: Interest expense increased by $20.3 million to $21.2 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010, primarily reflecting the $20.6 million interest on $1.25 billion in senior notes issued in October 2010 which is net of a $3.7 million benefit from interest rate swaps.
Other income, net: Other income, net increased by $9.6 million to a net gain of $8.3 million for the six-month period ended June 30, 2011 compared to a net expense of $1.3 million for the six-month period ended June 30, 2010 primarily due to a $2.9 million gain on the sale of non-core assets and $3.6 million in economic development grant proceeds received from the State of New Jersey and an increase in net gains on foreign currency forward contracts that had not been designated as hedges entered into in order to offset net foreign exchange gains and losses.
Income Tax Provision: The income tax provision increased by $0.1 million to $70.9 million for the six-month period ended June 30, 2011 compared to the six-month period ended June 30, 2010. The full year 2011 underlying effective tax rate of 10.3% reflects the impact from our low tax Swiss manufacturing operations, the favorable impact of a shift in projected earnings between the United States and lower tax foreign jurisdictions, and tax deductions related to our acquisitions. The decrease in the underlying effective tax rate also reflects benefits from an increase in acquisition-related charges, including an IPR&D asset impairment charge of $118.0 million, and a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis of $123.3 million. Tax expense of $8.3 million related to a change in state tax law was recorded as a discrete item in the three-month period ended June 30, 2011. The income tax provision for the six-month period ended June 30, 2010 included a full year underlying effective tax rate of 18.1% and a discrete tax benefit of $12.5 million related to the settlement of a tax examination.

Liquidity and Capital Resources
Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2011 and 2010 were as follows:

	Six-Month Periods Ended
	June 30,
(In thousands $)	2011	2010	Change

Net cash provided by operating activities	$736,399	$595,051	$141,348
Net cash provided by (used in) investing activities	$169,479	$(776,181)	$945,660
Net cash provided by (used in) financing activities	$(624,307)	$(44,502)	$(579,805)
Operating Activities: Net cash provided by operating activities for the six-month period ended June 30, 2011 increased by $141.3 million to $736.4 million as compared to the six-month period ended June 30, 2010. The increase in net cash provided by operating activities was primarily attributable to the continued expansion of our operations and related increase in net earnings.
Investing Activities: Net cash provided by investing activities for the six-month period ended June 30, 2011 increased by $945.7 million to $169.5 million as compared to a net cash use of $776.2 million for the six-month period ended June 30, 2010. The increase in net cash provided by investing activities was principally related to proceeds from the net sales of marketable securities and $93.2 million of net proceeds from the sale of non-core assets in April 2011 as well as the net cash used in the 2010 period for the acquisition of Gloucester of $337.6 million. Net sales of marketable securities available for sale amounted to $132.2 million during the six-month period ended June 30, 2011 compared to net purchases of $383.3 million in the six-month period ended June 30, 2010.
Financing Activities: Net cash used in financing activities for the six-month period ended June 30, 2011 was $624.3 million compared to $44.5 million for the six-month period ended June 30, 2010. The $579.8 million increase in net cash used in financing activities in 2011 was primarily attributable to $689.1 million of cash used for the repurchase of our common stock during the six-month period ended June 30, 2011 compared to $105.4 million of cash used during the six-month period ended June 30, 2010.
Cash, Cash Equivalents, Marketable Securities Available for Sale and Working Capital: Cash, cash equivalents, marketable securities available for sale and working capital as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
(In thousands $)	2011	2010	(Decrease)

Cash, cash equivalents and marketable securities available for sale	$2,789,111	$2,601,301	$187,810
Working capital (1)	$3,053,397	$2,835,427	$217,970

(1)
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less accounts payable, accrued expenses, income taxes payable and other current liabilities.

Cash, Cash Equivalents and Marketable Securities Available for Sale: We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $187.8 million increase in cash, cash equivalents and marketable securities available for sale at June 30, 2011 compared to December 31, 2010 was primarily due to cash generated from operations, partly offset by the $689.1 million cash paid out under our share repurchase program announced in April 2009.

Accounts Receivable, Net: Accounts receivable, net increased by $156.6 million to $863.0 million as of June 30, 2011 compared to December 31, 2010, primarily due to increased U.S. and international sales of REVLIMID®, VIDAZA® and ABRAXANE®. Days of sales outstanding at June 30, 2011 increased to 68 days compared to 59 days at December 31, 2010. The increase in days of sales outstanding was primarily due to increased international sales in countries where payment terms are typically greater than 60 days, thereby extending collection periods beyond those in the United States. We expect this trend to continue as our international sales continue to expand.
We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt crisis in certain European countries and associated impacts on the financial markets and our business. Our total net receivables in Spain, Italy and Portugal amounted to $349.9 million at June 30, 2011 compared to $231.6 million at December 31, 2010. We have not experienced significant losses or write-offs with respect to the collection of our accounts receivable in these countries.
Inventory: Inventory balances decreased by $63.7 million to $196.4 million at June 30, 2011 compared to December 31, 2010, primarily due to an $83.3 million reduction in ABRAXANE® inventory related to the inventory step-up adjustment to fair value resulting from the acquisition of Abraxis, which flowed through cost of goods sold during the six-month period ended June 30, 2011, partly offset by an increase in REVLIMID® inventories.
Other Current Assets: Other current assets decreased by $3.5 million to $271.5 million as of June 30, 2011 compared to December 31, 2010 primarily due to decreases in prepaid taxes, a decrease in the fair value of foreign currency forward contracts and a decrease in prepaid royalties related to VIDAZA® sales. These decreases were partly offset by increases in other prepaid accounts.
Accounts Payable, Accrued Expenses and Other Current Liabilities: Accounts payable, accrued expenses and other current liabilities increased by $69.2 million to $1.065 billion as of June 30, 2011 compared to December 31, 2010. The increase was primarily due to increases in governmental rebates and Medicaid reimbursements, changes in the fair value of foreign currency forward derivative contracts, clinical trial accruals and an increase in taxes other than income. These increases were partly offset by payments for the settlement of certain legal proceedings and a decrease in other compensation accruals.
Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $42.6 million to $605.9 million as of June 30, 2011 compared to December 31, 2010, primarily from the current provision for income taxes of $156.2 million, mostly offset by tax payments of $66.7 million, a reduction of prepaid income taxes of $32.1 million and a tax benefit of stock options of $12.0 million.
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

Financial Condition
At June 30, 2011, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, includes mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities, consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt—global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.
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
As of June 30, 2011, our financial assets and liabilities were recorded at fair value. We have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy as set forth in Accounting Series Codification number 820, Fair Value Measurement. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and forward currency contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. Our Level 3 asset securities consist of warrants for the purchase of equity securities in non-publicly traded companies. Our Level 1 liability relates to our publicly traded CVRs. Our Level 2 liability relates to forward currency contracts and our Level 3 liability consists of contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.
A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities were initially valued at the transaction price and subsequently valued based on inputs utilizing observable quoted prices for similar assets and liabilities in active markets and observable quoted prices from identical or similar assets in markets that are not very active.
For more information, see Note 7 to the Notes to the Consolidated Financial Statements included elsewhere in this report.

Contractual Obligations
For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2010 aside from those disclosed in Note 17 to the Notes to the Consolidated Financial Statements included elsewhere in this report.
Critical Accounting Estimates and Significant Accounting Policies
A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K and note 2 to Notes to Unaudited Consolidated Financial Statements included elsewhere in this report. Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2010 Annual Report on Form 10-K. There have not been any material changes to such significant accounting policies and critical accounting estimates since December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
The following discussion provides forward-looking quantitative and qualitative information about our potential exposure to market risk. Market risk represents the potential loss arising from adverse changes in the value of financial instruments. The risk of loss is assessed based on the likelihood of adverse changes in fair values, cash flows or future earnings.
We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At June 30, 2011, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, our note payable and certain foreign currency forward contracts.
Marketable Securities Available for Sale: At June 30, 2011, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and marketable equity securities. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt—global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.
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
As of June 30, 2011, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than			More Than
(In thousands $)	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$209,323	$872,433	$27,867	$4,167	$1,113,790
Fair value	$214,475	$892,558	$28,954	$4,395	$1,140,382
Average interest rate	1.0%	0.9%	2.0%	2.3%	0.9%

Long-Term Debt: On October 7, 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040. The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.5 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property. At June 30, 2011, the fair value of our senior notes outstanding was $1.229 billion.
Note Payable: In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried. At June 30, 2011, the fair value of our note payable to Siegfried approximated the carrying value of the note of $23.8 million. Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note. The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate. The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.
Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.
We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at June 30, 2011 and December 31, 2010 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges under ASC 815 and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income, net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

(In thousands $)	Notional Amount
Foreign Currency	June 30, 2011	December 31, 2010

Australian Dollar	$40,085	$51,809
British Pound	29,987	58,440
Canadian Dollar	160,897	133,128
Euro	1,018,285	675,438
Japanese Yen	558,717	632,962
Swiss Franc	74,269	77,669
Others	—	2,835

Total	$1,882,240	$1,632,281

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of December 31, 2010, credit risk did not materially change the fair value of our foreign currency forward contracts.

We recognized decreases in net product sales for certain effective cash flow hedge instruments of $7.6 million and $3.0 million for the three- and six-month periods ended June 30, 2011, respectively, and increases of $20.9 million and $21.1 million for the three- and six-month periods ended June 30, 2010, respectively. These settlements were recorded in the same period as the related forecasted sales occurred. Changes in time value, which we excluded from the hedge effectiveness assessment, were included in other income, net.
We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under ASC 815 and, accordingly, any changes in their fair value are recognized in other income, net in the current period. Changes in the fair value of these currency forward contracts that have not been designated as hedges resulted in gains of $6.0 million and $34.9 million for the three- and six-month periods ended June 30, 2011, respectively, compared to gains of $27.0 million and $45.5 million for the three- and six-month periods ended June 30, 2010, respectively. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2011 and December 31, 2010 were $728.3 million and $848.6 million, respectively.
Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the June 30, 2011 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $270.5 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.
We have entered into three interest rate swap contracts to convert a portion of our interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on our cash equivalent and investment balances. The floating rate is benchmarked to LIBOR. The swap is designated as a fair value hedge on the fixed-rate debt issue maturing October 2015. Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps will be recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Income. As of June 30, 2011, the total notional amount of debt hedged with an interest rate swap is $500.0 million. Although not predictive in nature, we believe a hypothetical 100 basis points in short-term and long-term interest rates would decrease the fair value of our interest rate swaps by $23.2 million, excluding the effects of counterparty credit risk and, if realized, would affect earnings over the remaining life of the swaps.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
The information called for by this item is incorporated herein by reference to Note 18 included in Part I, Item 1, Unaudited Financial Statements — Notes to Unaudited Consolidated Financial Statements.

Item 1A.	Risk Factors.
The following statements describe the major risks to our business and should be considered carefully. Any of these factors could significantly and negatively affect our business, prospects, financial condition, operating results or credit ratings, which could cause the trading price of our common stock to decline. The risks described below are not the only risks we may face. Additional risks and uncertainties not presently known to us, or risks that we currently consider immaterial, could also negatively affect our business, financial results and operations.
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
We are dependent on the continued commercial success of our primary products REVLIMID®, VIDAZA®, THALOMID® and ABRAXANE®, and a significant decline in demand for or use of these products or our other commercially available products could materially and adversely affect our operating results.
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

It is necessary that our primary products achieve and maintain market acceptance, as well as our other products including ISTODAX®, FOCALIN XR® and the RITALIN® family of drugs. A number of factors may adversely impact the degree of market acceptance of our products, including the products’ efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payers, such as government and private insurance plans, patent disputes and claims about adverse side effects.
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
The testing, marketing and manufacturing of our products requires regulatory approval, including approval from the FDA and, in some cases, from the Environmental Protection Agency, or EPA, or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA, including the EMA, European Commission, the Swissmedic, the Australian Therapeutic Goods Administration and Health Canada. Certain of our pharmaceutical products, such as FOCALIN®, fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency, or DEA, of the U.S. Department of Justice in order to handle and distribute these products.
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

We collect placentas and umbilical cord blood for our unrelated allogeneic and private stem cell banking businesses. The FDA’s Center for Biologics Evaluation and Research currently regulates human tissue or cells intended for transplantation, implantation, infusion or transfer to a human recipient under 21 CFR Parts 1270 and 1271. Part 1271 requires cell and tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease and to register the establishment with FDA. This part also provides for inspection by the FDA of cell and tissue establishments. The FDA recently announced that as of October 21, 2011, a biologics license application, or BLA, will be required to distribute cord blood for unrelated allogeneic use. Currently, we are required to be, and are, licensed to operate in New York, New Jersey, Maryland and California. If other states adopt similar licensing requirements, we would need to obtain such licenses to continue operating our stem cell banking businesses. If we are delayed in receiving, or are unable to obtain at all, necessary licenses, we will be unable to provide services in those states and this could impact negatively on our revenue.
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
Because (1) patent applications filed in the United States on or before November 28, 2000 are maintained in secrecy until patents issue, (2) patent applications filed in the United States on or after November 29, 2000 are not published until approximately 18 months after their earliest claimed priority date, (3) United States patent applications that are not filed outside the United States may not publish at all until issued, and (4) publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the issued patents or pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of our inventions, we, or our licensors, may have to participate in interference proceedings before the PTO to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

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

The FDA approval process allows for the approval of an abbreviated new drug application, or ANDA, or 505(b)(2) application for a generic version of our approved products upon the expiration, through passage of time or successful legal challenge, of relevant patent or non-patent exclusivity protection. Generic manufacturers pursuing ANDA approvals are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product. Accordingly, while our products currently may retain certain regulatory and or patent exclusivity, our products are or will be subject to ANDA applications to the FDA in light of the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act. The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection prior to the generic manufacturer actually commercializing their products—the so-called “Paragraph IV” certification procedure. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of Orange Book-listed patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. During the exclusivity periods, the FDA is generally prevented from granting effective approval of an ANDA. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application. Further, upon such expiration event, the FDA may require a generic competitor to participate in some form of risk management system which could include our participation as well. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities.
If an ANDA filer or a generic manufacturer were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenues for that product would be adversely affected.
We have received a Paragraph IV Certification Letter dated August 30, 2010, advising us that Natco Pharma Limited of Hyderabad, India, or Natco, submitted an ANDA to the FDA. See Part II, Item 1, “Legal Proceedings — REVLIMID®” of this report for further information.
If we are not able to effectively compete our business will be adversely affected.
The pharmaceutical and biotech industry in which we operate is highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:
•	Takeda and Johnson & Johnson, which compete with REVLIMID® and THALOMID®in the treatment of multiple myeloma and in clinical trials with our compounds;

•
Eisai Co., Ltd., SuperGen, Inc. and Johnson & Johnson, which compete or may potentially compete with VIDAZA®, in addition Eisai Co., Ltd. potentially competes with ABRAXANE®, and in other oncology products in general;

•	Amgen, which potentially competes with our TNF-α and kinase inhibitors;

•	AstraZeneca plc, which potentially competes in clinical trials with our compounds and TNF-α inhibitors;

•	Biogen Idec Inc. is generally developing drugs that address the oncology and immunology markets;

•	Bristol Myers Squibb Co., which potentially competes with ABRAXANE®, and in clinical trials with our compounds and TNF-α inhibitors, in addition to other oncology products in general;

•	F. Hoffman-La Roche Ltd., which potentially competes in clinical trials with our IMiDs® compounds and TNF-α inhibitors, in addition to other oncology products in general;

•	Johnson & Johnson, which potentially competes with certain of our proprietary programs, including our oral anti-inflammatory programs;

•	Abbott Laboratories, which potentially competes with our oral anti-inflammatory programs;

•	Novartis, which potentially competes with our compounds and kinase programs;

•	Pfizer, which potentially competes in clinical trials with our kinase inhibitors; and

•	SANOFI, which competes with ABRAXANE®, in addition to other oncology products in general.
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
While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all potential risks and liabilities. If any litigation or governmental investigation were to have a material adverse result, there could be a material impact on our results of operations, cash flows or financial position. See also “Legal Proceedings” contained in Part II, Item 1 of this report.
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
We may face significant challenges in effectively integrating entities and businesses that we acquire, such as Abraxis, and we may not realize the benefits anticipated from such acquisitions. Achieving the anticipated benefits of our acquisition of Abraxis and other acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner. Our integration of Abraxis and other acquired businesses involves a number of risks, including, but not limited to:
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

If we cannot successfully integrate Abraxis or other acquired businesses we may experience material negative consequences to our business, financial condition or results of operations. Successful integration of Abraxis and other acquired businesses will depend on our ability to manage these operations, to realize opportunities for revenue growth presented by offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of difficulties in combining geographically distant operations, we may not be able to achieve the benefits that we hope to achieve as a result of the acquisition of Abraxis or other acquired businesses.
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
We utilize foreign currency forward contracts to manage foreign currency risk, but not to engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions and balance sheet exposures denominated in foreign currencies. We use derivative instruments, including those not designated as part of a hedging transaction, to manage our exposure to movements in foreign exchange rates. The use of these derivative instruments is intended to mitigate the exposure of these risks with the intent to reduce our risk or cost, but may not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations.
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
The market for our shares of common stock may be subject to conditions that cause prices to fluctuate significantly. The following key factors may have an adverse impact on the market price of our common stock:
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
If we are unable to generate sufficient cash flow to service the debt service requirements under the notes, we may be forced to take actions such as:
•	restructuring or refinancing our debt, including the notes;

•	seeking additional debt or equity capital;

•	reducing or delaying our business activities, acquisitions, investments or capital expenditures, including research and development expenditures; or

•	selling assets, businesses, products or other potential revenue streams.

Such measures might not be successful and might not enable us to service our obligations under our indebtedness. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms.
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
On October 15, 2010, we acquired all of the outstanding common stock of Abraxis BioScience, Inc. and in connection with our acquisition, contingent value rights, or CVRs, were issued under a CVR Agreement entered into between us and American Stock Transfer & Trust Company, LLC, as trustee. A copy of the CVR Agreement was filed on Form 8-A with the Securities and Exchange Commission on October 15, 2010. Pursuant to the CVR Agreement, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of certain milestone and net sales payments if certain specified conditions are satisfied, . For more information, see note 3 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.
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

•	any payments in respect of the CVRs are subordinated to the right of payment of certain of our other indebtedness;

•	we may under certain circumstances redeem the CVRs; and

•
upon expiration of our obligations to achieve each of the CVR milestones and to commercialize ABRAXANE® or any of the other Abraxis pipeline products, we may discontinue such efforts, which would have an adverse effect on the value, if any, of the CVRs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
The following table presents the total number of shares purchased during the three-month period ended June 30, 2011, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our publicly announced repurchase program:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	Total Number of		Purchased as Part of	Units) that may yet be
	Shares (or Units)	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share (or Unit)	Plans or Programs	Plans or Programs

April 1 – April 30	35,269	$55.02	35,269	$1,155,468,668
May 1 – May 31	417,108	$59.24	417,108	$1,130,757,780
June 1 – June 30	3,602,312	$58.98	3,602,312	$918,296,962
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
As of June 30, 2011 an aggregate 20,126,697 common shares were repurchased under the program at an average price of $53.74 per common share and total cost of $1,081.7 million.
During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities.

Item 4.	(Removed and Reserved).
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101
The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CELGENE CORPORATION

DATE: August 3, 2011	By:	/s/ Jacqualyn A. Fouse
Jacqualyn A. Fouse
Senior Vice President and Chief Financial Officer

DATE: August 3, 2011	By:	/s/ Andre Van Hoek
Andre Van Hoek
Corporate Controller and Chief Accounting Officer