Form 10-Q
period 2011-09-30
CELGENE CORP /DE/
filed 2011-11-02
CIK 816284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐     No ☑

At October 25, 2011, 443,930,657 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue:
Net product sales	$1,219,118	$885,656	$3,457,055	$2,468,164
Collaborative agreements and other revenue	3,766	2,241	16,468	7,165
Royalty revenue	26,853	22,214	84,650	78,728
Total revenue	1,249,737	910,111	3,558,173	2,554,057

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	94,645	63,542	348,356	193,450
Research and development	356,839	253,547	1,163,837	800,965
Selling, general and administrative	303,303	228,281	911,207	655,522
Amortization of acquired intangible assets	75,044	46,540	214,181	135,201
Acquisition related (gains) charges and restructuring, net	(11,209)	7,495	(117,430)	20,193
Total costs and expenses	818,622	599,405	2,520,151	1,805,331

Operating income	431,115	310,706	1,038,022	748,726

Other income and expense:
Interest and investment income, net	8,481	12,801	18,948	37,010
Equity in losses of affiliated companies	1,661	1,384	966	746
Interest expense	10,292	414	31,460	1,321
Other income (expense), net	(15,002)	8,453	(6,684)	7,130
Income before income taxes	412,641	330,162	1,017,860	790,799

Income tax provision	39,657	49,011	110,582	119,854
Net income	372,984	281,151	907,278	670,945
Less: Net loss attributable to non-controlling interest	—	—	694	—
Net income attributable to Celgene	$372,984	$281,151	$907,972	$670,945

Net income per share attributable to Celgene:
Basic	$0.83	$0.61	$1.97	$1.46
Diluted	$0.81	$0.60	$1.94	$1.44

Weighted average shares:
Basic	452,019	459,653	460,161	459,957
Diluted	459,530	466,332	467,052	467,137

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010

Assets

Current assets:
Cash and cash equivalents	$1,794,927	$1,351,128
Marketable securities available for sale	784,160	1,250,173
Accounts receivable, net of allowances of $25,293 and $13,104 at September 30, 2011 and December 31, 2010, respectively	888,168	706,429
Inventory	187,525	260,130
Deferred income taxes	152,365	151,779
Other current assets	242,937	275,005
Assets held for sale	52,462	348,555
Total current assets	4,102,544	4,343,199

Property, plant and equipment, net	490,192	509,919
Investment in affiliated companies	27,470	23,073
Intangible assets, net	2,920,012	3,248,498
Goodwill	1,896,283	1,896,344
Other assets	326,606	156,129
Total assets	$9,763,107	$10,177,162

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$269,125	$—
Accounts payable	98,405	94,465
Accrued expenses	640,247	592,336
Income taxes payable	10,078	11,423
Current portion of deferred revenue	13,626	16,362
Other current liabilities	132,946	309,214
Liabilities of disposal group	7,531	46,582
Total current liabilities	1,171,958	1,070,382

Deferred revenue, net of current portion	12,616	12,785
Income taxes payable	631,376	551,896
Deferred income taxes	786,046	882,870
Other non-current liabilities	278,705	416,173
Long-term debt, net of discount	1,277,316	1,247,584
Total liabilities	4,158,017	4,181,690

Commitments and Contingencies

Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 485,070,329 and 482,164,353 shares at September 30, 2011 and December 31, 2010, respectively	4,851	4,822
Common stock in treasury, at cost; 39,654,766 and 11,776,036 shares at September 30, 2011 and December 31, 2010, respectively	(2,109,066)	(545,588)
Additional paid-in capital	6,618,937	6,350,240
Retained earnings	1,156,238	248,266
Accumulated other comprehensive loss	(65,870)	(73,767)
Total stockholders’ equity	5,605,090	5,983,973
Non-controlling interest	—	11,499
Total equity	5,605,090	5,995,472
Total liabilities and equity	$9,763,107	$10,177,162

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2011	2010

Cash flows from operating activities:
Net income	$907,278	$670,945

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of long-term assets	53,051	38,880
Amortization	215,961	136,048
Allocation of pre-paid royalties	16,214	37,299
Provision (benefit) for accounts receivable allowances	3,375	(1,485)
Deferred income taxes	(101,510)	(36,854)
Impairment of acquired in-process research and development	118,000	—
Change in value of contingent consideration	(122,547)	16,697
Share-based compensation expense	168,641	134,540
Equity in losses of affiliated companies	966	746
Share-based employee benefit plan expense	14,567	11,072
Unrealized change in value of foreign currency forward contracts	(30,004)	12,060
Realized (gain) loss on marketable securities available for sale	(1,616)	(12,576)
Other, net	(7,643)	3,155

Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(188,503)	(158,899)
Inventory	73,776	(6,372)
Other operating assets	48,113	9,412
Assets held for sale, net	2,647	—
Accounts payable and other operating liabilities	90,344	89,560
Income tax payable	80,119	25,002
Deferred revenue	(2,756)	7,481
Net cash provided by operating activities	1,338,473	976,711

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,814,974	3,774,568
Purchases of marketable securities available for sale	(1,327,244)	(2,564,876)
Payments for acquisition of business, net of cash acquired	(180,000)	(337,608)
Proceeds from the sale of non-core assets, net	93,185	—
Capital expenditures	(90,559)	(59,138)
Investment in affiliated companies	(2,949)	(1,759)
Purchases (refunds) of investment securities	6,597	(14,020)
Other investing activities	(2,000)	—
Net cash provided by investing activities	312,004	797,167

Cash flows from financing activities:
Payment for treasury shares	(1,574,415)	(105,436)
Proceeds from short-term borrowing	404,843	—
Principal repayments on short-term borrowing	(135,750)	—
Net proceeds from exercise of common stock options and warrants	92,258	56,033
Excess tax benefit from share-based compensation arrangements	15,734	9,081
Net cash (used in) financing activities	(1,197,330)	(40,322)

Effect of currency rate changes on cash and cash equivalents	(9,348)	(3,743)

Net increase in cash and cash equivalents	443,799	1,729,813

Cash and cash equivalents at beginning of period	1,351,128	1,102,172

Cash and cash equivalents at end of period	$1,794,927	$2,831,985

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2011	2010

Supplemental schedule of non-cash investing and financing activity:

Contingent consideration issued in acquisition of Gloucester	$—	$230,201

Change in net unrealized (gain) loss on marketable securities available for sale	$(4,928)	$(17,480)

Matured shares tendered in connection with stock option exercises	$(16)	$(8,236)

Supplemental disclosure of cash flow information:

Interest paid	$2,026	$1,638

Income taxes paid	$79,159	$115,291

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®), ABRAXANE® and ISTODAX®.  Additional sources of revenue include a licensing agreement with Novartis Pharma AG, or Novartis, which entitles the Company to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through its Cellular Therapeutics subsidiary and other licensing agreements.

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

New Accounting Pronouncements:  In September 2011,   the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-08, “Intangibles — Goodwill and Other (Topic 350):  Testing Goodwill for Impairment,” or ASU 2011-08.  The update simplifies how a company tests goodwill for impairment.

ASU 2011-08 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.  The adoption of ASU 2011-08 is not expected to have a material impact on the Company as the Company has only one reporting unit.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220),” or ASU 2011-05.  ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance in ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 will be effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011.  The Company is currently evaluating the impact that the adoption of ASU 2011-05 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820),” or ASU 2011-04.  ASU 2011-04 was issued to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and International Financial Reporting Standards, or IFRS.  The guidance in ASU 2011-04 explains how to measure fair value, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.   ASU 2011-04 will be effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011.  The Company is currently evaluating the impact that the adoption of ASU 2011-04 will have on its consolidated financial statements.

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

As discussed further under “Contingent Value Rights” below, a holder of a CVR is entitled to receive a pro rata portion of cash payments that the Company is obligated to pay to all holders of CVRs, which is determined by achievement of certain net sales and U.S. regulatory approval milestones.  Potential cash payments to CVR holders range from no payment, if no regulatory milestones or net sales thresholds are met, to a maximum of $650.0 million in milestone payments plus payments based on annual net sales levels if all milestones are met at the earliest target dates and annual net sales exceed threshold amounts.

The Merger has been accounted for using the acquisition method of accounting which requires that most assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date and requires the fair value of acquired in-process research and development, or IPR&D, to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.  A preliminary purchase price allocation has been made and amounts for certain income tax attributes are subject to change pending the filing of Abraxis pre-acquisition tax returns.  The Company does not expect any material adjustments.

No adjustments were made during the nine-month period ended September 30, 2011 to the amounts initially recorded for the assets acquired and liabilities assumed as of the Acquisition Date.  The amounts recognized will be finalized as the information necessary to complete the analyses is obtained, but no later than one year from the Acquisition Date.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Non-core Assets

The purchase of Abraxis included a number of assets that are not associated with nab® technology or ABRAXANE®. These assets, or non-core assets, consisted of a number of subsidiaries, tangible assets, equity investments, joint venture partnerships and assets that supported research and sales of products not directly related to the nab® technology or ABRAXANE®. At the time of acquisition, the Company committed to a plan to divest certain non-core assets and they were classified on the Consolidated Balance Sheets as of December 31, 2010 as assets held for sale and the associated liabilities were classified as liabilities of disposal group.  In April 2011, the Company sold these non-core assets to various entities that are owned or controlled by Dr. Patrick Soon-Shiong, the former majority shareholder and executive chairman of Abraxis.

The Company received cash consideration of $110.0 million, 10% equity ownership in Active Biomaterials, LLC, which is an entity that was formed with certain of the non-core assets with revenue-producing potential, and a future royalty stream based on net sales of certain products of Active Biomaterials, LLC. The royalties, which commence in 2014 at the earliest and are not to exceed an annual amount of $128.0 million, will be calculated based on a range of between 10% and 12.5% of net sales of certain future products. Dr. Patrick Soon-Shiong holds an option to purchase the 10% equity ownership in Active Biomaterials, LLC from the Company for a price of $15.0 million at any time prior to April 2013.  The Company recorded the equity ownership at its fair market value of $14.0 million based on the present value of the amount likely to be received upon exercise of the purchase option.  The Company recorded the future royalty stream as an asset and assigned a value of $170.0 million based on its fair market value calculated as the present value of estimated future net cash flows.  The sale of the non-core assets resulted in a gain of $2.9 million which was included in the Consolidated Statements of Income, in other income (expense), net.  The Company’s policy is to present gains and losses from sales of businesses as other income or expense.

Assets Held For Sale

The remaining balances in the assets held for sale and liabilities of disposal group line items on the Consolidated Balance Sheets at September 30, 2011 relate to two facilities that were acquired in the purchase of Abraxis.  The Company intends to sell these assets as it rationalizes certain manufacturing facilities.  No material gain or loss is expected to result from the sale.

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

Each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of each of the following contingent cash payments:

•                  Milestone Payment #1.  $250.0 million upon U.S. Food and Drug Administration, or FDA, approval of ABRAXANE® for use in the treatment of non-small cell lung cancer, or NSCLC, if such approval permits the Company to market ABRAXANE® with FDA approval that includes a progression-free survival, or PFS, claim, but only if this milestone is achieved no later than the fifth anniversary of the Merger.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•                  Milestone Payment #2.  $400.0 million (if achieved no later than April 1, 2013) or $300.0 million (if achieved after April 1, 2013 and before the fifth anniversary of the Merger) upon FDA approval of ABRAXANE® for use in the treatment of pancreatic cancer, if such approval permits the Company to market ABRAXANE® with FDA approval that includes an overall survival claim.

•                  Net Sales Payments.  For each full one-year period ending December 31 during the term of the CVR Agreement, which we refer to as a net sales measuring period (with the first net sales measuring period beginning January 1, 2011 and ending December 31, 2011):

•                  2.5% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $1.0 billion but are less than or equal to $2.0 billion for such period, plus

•                  an additional amount equal to 5% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $2.0 billion but are less than or equal to $3.0 billion for such period, plus

•                  an additional amount equal to 10% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $3.0 billion for such period.

No payments will be due under the CVR Agreement with respect to net sales of ABRAXANE® and the Abraxis pipeline products after December 31, 2025, which we refer to as the net sales payment termination date, unless net sales for the net sales measuring period ending on December 31, 2025 are equal to or greater than $1.0 billion, in which case the net sales payment termination date will be extended until the last day of the net sales measuring period subsequent to December 31, 2025 during which net sales of ABRAXANE® and the Abraxis pipeline products are less than $1.0 billion or, if earlier, December 31, 2030.

The final results for the ongoing ABRAXANE® Phase III study in NSCLC, or the NSCLC study, were presented at a major scientific congress in June 2010.  These results showed that the primary endpoint of the study, response rate, was met and was statistically significant.  An interim analysis for the secondary endpoint of PFS was announced in January 2011 and, although not statistically significant, did not show a negative trend against the comparator.  On June 4, 2011, the Company announced that the final analysis for both PFS and Overall Survival, or OS, was completed during the second quarter of 2011 and the PFS remained consistent with the interim analysis.  In addition, the final OS, similar to the final PFS analysis, did not show a negative trend against the comparator.  The Special Protocol Assessment, or SPA, as agreed with the FDA, states that the NSCLC study must reach the primary endpoint of response rate, which has been met, as well as showing that the secondary endpoints of both PFS and OS are not negative, i.e. no detrimental effect on PFS or OS for the ABRAXANE® group of the NSCLC study.  Accordingly, because the final PFS results were not statistically significant, this reduced the probability that a payment will be made for Milestone Payment #1 under the CVR Agreement that the Company entered into with the former shareholders of Abraxis.  Milestone Payment #1 relates to FDA approval of ABRAXANE® for the treatment of NSCLC that permits the Company to market ABRAXANE® with FDA approval that includes a PFS claim, which the Company believes is now unlikely to be achieved based on the foregoing data. The market value of the publicly traded CVRs, which represents the fair value of the Company’s liability for all potential payments under the CVR Agreement, decreased from $212.0 million at December 31, 2010 to $75.3 million at September 30, 2011. The reduction in the fair value of the Company’s liability was recognized as a gain of $136.7 million in acquisition-related (gains) charges and restructuring, net on the Consolidated Statements of Income for the nine-month period ended September 30, 2011, including a gain of $13.4 million for the three-month period ended September 30, 2011.

In the first quarter of 2011, the Company evaluated the value assigned to the IPR&D from Abraxis and determined that, based on a lower level of probable sales than that estimated at the time of the Merger for sales of ABRAXANE® for NSCLC with FDA approval that includes a PFS claim, the fair value of the

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

IPR&D acquired from Abraxis has fallen below the $1.290 billion recorded at the time of acquisition. An impairment charge included in research and development on the accompanying Consolidated Statements of Income in the amount of $118.0 million was recorded in the three-month period ended March 31, 2011 to reduce the value of the IPR&D asset acquired from Abraxis to its revised current fair value of $1.172 billion at September 30, 2011.

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

The Company paid $338.9 million in cash before milestone payments with potential additional future payments of up to $300.0 million in contingent regulatory milestone payments.  As part of the consideration for the Gloucester acquisition, the Company is contractually obligated to pay certain consideration resulting from the outcome of future events.  The Company updates its assumptions each reporting period based on new developments and records such amounts at fair value until such consideration is satisfied.

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

Subsequent to the acquisition date, the Company has measured the contingent consideration arrangement at fair value for each period with changes in fair value recognized in operating earnings.  Changes in fair values reflect new information about the IPR&D assets and the passage of time.  In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and will be accrued based on an accretion schedule.  At September 30, 2011, the balance of the contingent consideration, which reflects the fair value of the single remaining contingent milestone payment, was $87.1 million, and is included in other non-current liabilities.

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

The following tables summarize the restructuring expenses and changes in the restructuring liability related to the Abraxis acquisition during the three- and nine-month periods ended September 30, 2011:

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2011	2010	2011	2010

Employee termination benefits	$86	$—	$2,312	$—
Contract termination fees	—	—	1,304	—
Facility closing costs	113	—	1,858	—
Total restructuring expense	$199	$—	$5,474	$—

	Balance	Expense		Balance	Cumulative
	December 31, 2010	Recognized	Payments	September 30, 2011	Payments

Employee termination benefits	$14,881	$2,312	$12,047	$5,146	$13,280
Contract termination fees	—	1,304	1,304	—	1,304
Facility closing costs	—	1,858	1,066	792	1,066
Total restructuring costs	$14,881	$5,474	$14,417	$5,938	$15,650

The Company does not expect to incur material additional restructuring expenses related to the acquisition of Abraxis.  Future cash payments related to the restructuring activity are estimated to be approximately $1.3 million in 2011, $4.3 million in 2012 and $0.3 million in 2013.

5.    Earnings Per Share

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income attributable to Celgene	$372,984	$281,151	$907,972	$670,945

Weighted-average shares (in thousands):
Basic	452,019	459,653	460,161	459,957
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	7,511	6,679	6,891	7,180
Diluted	459,530	466,332	467,052	467,137

Net income per share:
Basic	$0.83	$0.61	$1.97	$1.46
Diluted	$0.81	$0.60	$1.94	$1.44

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 21,682,141 and 24,472,208 shares for the three-month periods ended September 30, 2011 and 2010, respectively.  The total number of potential common shares excluded for the nine-month periods ended September 30, 2011 and 2010 was 26,846,063 and 23,624,432, respectively.

The Company’s Board of Directors has approved an open-ended common share repurchase program up to an aggregate of $4.0 billion of the Company’s common stock.  As of September 30, 2011, an aggregate of 35,676,097 shares of common stock were repurchased under the program, including 15,549,400 shares of common stock repurchased during the three-month period ended September 30, 2011.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    Comprehensive Income

A summary of comprehensive income, net of tax, is summarized as follows:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$372,984	$281,151	$907,972	$670,945

Other comprehensive income:

Marketable securities:

Net unrealized gains on marketable securities available for sale, net of tax	124	4,682	4,928	17,681
Reclassification adjustment for (gains) and losses included in net income	(3,072)	(6,560)	(1,783)	(12,432)

Total other comprehensive (gains) losses related to marketable securities available for sale, net of tax	(2,948)	(1,878)	3,145	5,249
Net unrealized gains (losses) related to cash flow hedges, net of tax	52,789	(118,501)	(1,356)	1,663
Currency translation adjustments	(12,713)	11,709	6,108	32,769
Total other comprehensive income (loss) items	37,128	(108,670)	7,897	39,681

Comprehensive income	410,112	172,481	915,869	710,626

7.    Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and the valuation techniques the Company utilized to determine such fair value.  Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  The Company’s Level 1 assets consist of marketable equity securities.  Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.  The Company’s Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities.  Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.  The Company’s Level 3 assets consist of warrants for the purchase of equity securities in non-publicly traded companies.  The Company’s Level 1 liability relates to the Company’s publicly traded CVRs.  The Level 2 liability relates to forward currency contracts and the Level 3 liability consists of contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents	$—	$—	$—	$—
Available-for-sale securities	784,160	424	783,736	—
Forward currency contracts	9,824	—	9,824	—
Warrants	2,077	—	—	2,077
Total assets	$796,061	$424	$793,560	$2,077

Liabilities:
Acquisition related contingent consideration	$(162,390)	$(75,297)	$—	$(87,093)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$5,000	$—	$5,000	$—
Available-for-sale securities	1,250,173	4,268	1,242,402	3,503
Warrants	1,757	—	—	1,757
Warrants classified as held for sale	1,904	—	—	1,904
Securities classified as held for sale	19,863	3,655	—	16,208
Total assets	$1,278,697	$7,923	$1,247,402	$23,372

Liabilities:
Forward currency contracts	$(18,436)	$—	$(18,436)	$—
Acquisition related contingent consideration	(464,937)	(212,042)	—	(252,895)
Total liabilities	$(483,373)	$(212,042)	$(18,436)	$(252,895)

There were no security transfers between Levels 1 and 2 in the nine-month period ended September 30, 2011.  The following tables represent a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	Nine-Month Periods Ended September 30,
	2011	2010

Assets:
Balance at beginning of period	$23,372	$1,598
Amounts acquired or issued	—	—
Net realized and unrealized gains (losses)	1,182	(10)
Settlements	(22,477)	169
Transfers in and/or out of Level 3	—	—
Balance at end of period	$2,077	$1,757

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlements of $22.5 million during the nine-month period ended September 30, 2011 consisted of Level 3 instruments that were considered non-core assets acquired in the acquisition of Abraxis and were included in the sale of the non-core assets in April 2011.

	Nine-Month Periods Ended September 30,
	2011	2010

Liabilities:
Balance at beginning of period	$(252,895)	$—
Amounts acquired or issued	—	(230,201)
Net accretion	(14,198)	(16,697)
Settlements	—	—
Transfers in and/or out of Level 3	180,000	—
Balance at end of period	$(87,093)	$(246,898)

Transfers out of Level 3 during the nine-month period ended September 30, 2011 consisted of $180.0 million related to a milestone that was part of the contingent consideration in the Gloucester acquisition.  The milestone was achieved and valued based on its contractually defined amount.  The milestone was paid in July 2011.

8.    Derivative Instruments and Hedging Activities

Foreign Currency Forward Contracts:  The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at September 30, 2011 and December 31, 2010 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at September 30, 2011 and December 31, 2010:

	Notional Amount
Foreign Currency	September 30, 2011	December 31, 2010

Australian Dollar	$14,280	$51,809
British Pound	—	58,440
Canadian Dollar	93,768	133,128
Euro	794,766	675,438
Japanese Yen	647,960	632,962
Swiss Franc	56,376	77,669
Others	—	2,835
Total	$1,607,150	$1,632,281

The Company considers the impact of its own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis.

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2011, credit risk did not materially change the fair value of the Company’s foreign currency forward contracts.

The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period.  The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2011 and December 31, 2010 were $1,023.2 million and $848.6 million, respectively.

From time to time the Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts.  The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates.  Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps are recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Income.  Additionally, any net interest payments made or received are recognized as interest expense.  At June 30, 2011, the Company was a party to three pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts matched the amount of the hedged fixed-rate notes. In August 2011, the Company settled the swap contracts resulting in the receipt of $34.3 million.  The proceeds from the swap settlement are being accounted for as a reduction of current and future interest expense.  There were no interest rate swap contracts outstanding at September 30, 2011.

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$22,556	Other current assets	$1,448
	Other current liabilities	23,764	Other current liabilities	34,665
	Other non-current assets	3,231	Other non-current assets	213
	Other non-current liabilities	6,533	Other non-current liabilities	34,722

Foreign currency forward contracts not designated as hedging instruments*	Other current assets	34,870	Other current assets	3,877
	Other current liabilities	2,499	Other current liabilities	8,813
	Other non-current assets	1,450	Other non-current assets	—
	Other non-current liabilities	—	Other non-current liabilities	1,341
Total		$94,903		$85,079

	December 31, 2010
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets	$23,536	Other current assets	$1,177
	Other current liabilities	16,656	Other current liabilities	21,645
	Other non-current liabilities	—	Other non-current liabilities	33,824

Foreign currency forward contracts not designated as hedging instruments*	Other current assets	8,127	Other current assets	1,976
	Other current liabilities	2,444	Other current liabilities	10,577
Total		$50,763		$69,199

*                     Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2011 and 2010, respectively:

	For the Three-Month Period Ended September 30, 2011
	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$47,987	(1)	Net product sales	$(4,802)	Other income, net	$(6,256)	(2)
Interest rate swaps	—		Interest expense	$1,724

(1)   Gains of $10,675 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)   The amount of net loss recognized in income represents $2,125 in gains related to the ineffective portion of the hedging relationships and $8,381 of losses related to amounts excluded from the assessment of hedge effectiveness.

	For the Three-Month Period Ended September 30, 2010
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$(97,916)	Net product sales	$20,585	Other income, net	$5,975	(1)
		Research and development	$(1)

(1)   The amount of net gains recognized in income represents $394 in gains related to the ineffective portion of the hedging relationships, and $5,581 of gains related to amounts excluded from the assessment of hedge effectiveness.

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine-Month Period Ended September 30, 2011
	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$(9,190)	(1)	Net product sales	$(7,833)	Other income, net	$(6,021)	(2)
Interest rate swaps	—		Interest expense	$5,460

(1)   Gains of $10,675 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)   The amount of net losses recognized in income represents $566 in losses related to the ineffective portion of the hedging relationships and $5,455 of losses related to amounts excluded from the assessment of hedge effectiveness.

	For the Nine-Month Period Ended September 30, 2010
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Amount Excluded From Effectiveness Testing)	(Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$43,377	Net product sales	$41,718	Other income, net	$3,019	(1)
		Research and development	$(4)

(1)   The amount of net gain recognized in income represents $415 in losses related to the ineffective portion of the hedging relationships and $3,434 of gains related to amounts excluded from the assessment of hedge effectiveness.

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2011 and 2010:

	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivative
	Recognized in Income	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument	on Derivative	2011	2010	2011	2010

Foreign currency forward contracts	Other income, net	$(46,586)	$(49,661)	$(11,666)	$(4,177)

The impact of gains and losses on derivatives not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Income in other income (expense), net for all periods presented.

9.    Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $0.603 billion and $1.050 billion at September 30, 2011 and December 31, 2010, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at September 30, 2011 and December 31, 2010 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 20, 2011	Cost	Gain	Loss	Value

U.S. Treasury securities	$222,678	$401	$(236)	$222,843
U.S. government-sponsored agency securities	137,312	575	(79)	137,808
U.S. government-sponsored agency MBS	303,028	2,343	(2,056)	303,315
Non-U.S. government, agency and Supranational securities	11,182	198	—	11,380
Corporate debt - global	107,470	1,151	(231)	108,390
Marketable equity securities	407	17	—	424
Total available-for-sale marketable securities	$782,077	$4,685	$(2,602)	$784,160

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gain	Loss	Value

U.S. Treasury securities	$431,913	$921	$(378)	$432,456
U.S. government-sponsored agency securities	359,060	1,055	(267)	359,848
U.S. government-sponsored agency MBS	250,618	1,230	(1,332)	250,516
Non-U.S. government, agency and Supranational securities	35,382	182	(18)	35,546
Corporate debt - global	167,876	1,002	(1,340)	167,538
Marketable equity securities	4,050	368	(149)	4,269
Total available-for-sale marketable securities	$1,248,899	$4,758	$(3,484)	$1,250,173

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency mortgage-backed securities, or MBS, include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other then the United States.  Corporate debt—global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.  Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at September 30, 2011 and December 31, 2010.

Duration periods of available-for-sale debt securities at September 30, 2011 were as follows:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$171,765	$171,428
Duration of one through three years	514,872	516,676
Duration of three through five years	95,033	95,632
Total	$781,670	$783,736

10.    Inventory

A summary of inventories by major category at September 30, 2011 and December 31, 2010 follows:

	September 30,	December 31,
	2011	2010

Raw materials	$51,609	$37,458
Work in process	100,429	95,822
Finished goods	35,487	126,850
Total	$187,525	$260,130

The finished goods inventory balance at December 31, 2010 includes the unamortized acquisition accounting step-up to fair value resulting from the acquisition of Abraxis in the amount of $90.3 million which has been fully amortized as of September 30, 2011.

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Investment in Affiliated Companies

As of September 30, 2011, the Company maintained three equity method investments, including two limited partnership investment funds.  Additional equity method investment contributions, net of investment returns totaled $2.9 million during the nine-month period ended September 30, 2011.  A summary of the Company’s equity investments in affiliated companies follows:

	September	December 31,
Investment in Affiliated Companies	2011	2010

Investment in affiliated companies (1)	$26,358	$21,419
Excess of investment over share of equity (2)	1,112	1,654
Investment in affiliated companies	$27,470	$23,073

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
Equity in Losses of Affiliated Companies	2011	2010	2011	2010

Affiliated companies losses (1) (3)	$1,661	$1,384	$966	$746

(1)             The Company records its interest and share of losses based on its ownership percentage.

(2)             Consists of goodwill.

(3)             Affiliated companies losses for the nine-month period of 2011 includes certain losses related to non-core former Abraxis equity method investments which were divested in the second quarter of 2011.

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

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
September 30, 2011	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(592,844)	$1,593,156	11.9
Licenses	64,250	(5,149)	59,101	16.8
Technology and other	43,148	(9,393)	33,755	8.9
	2,293,398	(607,386)	1,686,012	11.9

Nonamortized intangible assets:
Acquired IPR&D product rights	1,234,000	—	1,234,000

Total intangible assets	$3,527,398	$(607,386)	$2,920,012

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2010	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$1,897,000	$(384,891)	$1,512,109	12.3
Licenses	64,250	(2,271)	61,979	16.8
Technology and other	40,601	(5,191)	35,410	8.8
	2,001,851	(392,353)	1,609,498	12.4

Nonamortized intangible assets:
Acquired IPR&D product rights	1,639,000	—	1,639,000

Total intangible assets	$3,640,851	$(392,353)	$3,248,498

In June 2011, ISTODAX® was approved by the FDA for the treatment of PTCL in patients who have received at least one prior therapy. Accordingly, the related $287.0 million intangible asset obtained from the Gloucester acquisition was reclassified from an acquired IPR&D intangible to an acquired developed product rights intangible and amortization commenced with an 8.8 year expected useful life.  The $113.5 million decrease in gross carrying value of intangible assets at September 30, 2011 compared to December 31, 2010 was primarily due to a $118.0 million impairment charge related to a change in the probability of obtaining PFS labeling for the treatment of NSCLC with ABRAXANE® in the United States, which was partly offset by the addition of two intangible assets with a combined value of approximately $4.5 million.

Amortization expense was $75.3 million and $46.8 million for the three-month periods ended September 30, 2011 and 2010, respectively. Amortization expense in 2011 included $22.2 million from the amortization of intangible assets obtained in the October 2010 Abraxis acquisition.  Amortization expense for the nine-month periods ended September 30, 2011 and 2010 was $214.9 million and $136.0 million, respectively.  Amortization expense for the nine-month period ended September 30, 2011 included $67.0 million from the amortization of intangible assets obtained in the Abraxis acquisition.  Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $289.2 million for 2011, $139.9 million for 2012, $138.2 million for 2013, $134.1 million for 2014 and $129.9 million for 2015.

Goodwill:  At September 30, 2011, the Company’s goodwill related to the October 2010 acquisition of Abraxis, the January 2010 acquisition of Gloucester, the March 2008 acquisition of Pharmion and the October 2004 acquisition of Penn T Limited.

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2010	$1,896,344
Tax benefit on the exercise of Pharmion converted stock options	(61)
Balance at September 30, 2011	$1,896,283

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  Debt

Senior Notes: Summarized below are the carrying values of the Company’s senior notes at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
2.450% senior notes due 2015	$528,951	$499,301
3.950% senior notes due 2020	498,827	498,749
5.700% senior notes due 2040	249,538	249,534
Total long-term debt	$1,277,316	$1,247,584

On October 7, 2010, the Company issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015 (the “2015 notes”), $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 (the “2020 notes”) and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040 (the “2040 notes” and, together with the 2015 notes and the 2020 notes, referred to herein as the “notes”). The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity.  Offering costs of approximately $10.5 million have been recorded as debt issuance costs on the Company’s Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.  Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If a change of control of the Company occurs accompanied by a downgrade of the debt to below investment grade, the Company will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. The Company is subject to covenants which limit the ability of the Company to pledge properties as security under borrowing arrangements and limit the ability of the Company to perform sale and leaseback transactions involving the property of the Company.  At September 30, 2011, the fair value of the Company’s Senior Notes outstanding was $1.316 billion.

The Company entered into interest rate swap contracts in February and March 2011 to convert a portion of its interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on its cash equivalent and investment balances.  In August 2011, the Company settled the swap contracts resulting in the receipt of $34.3 million.  The proceeds from the swap settlement are being accounted for as a reduction of current and future interest expense associated with the Company’s $500.0 million, 2.45% fixed-rate notes due in 2015.  There were no interest rate swap contracts outstanding at September 30, 2011.

Commercial Paper:  In September 2011, the Company entered into a commercial paper program, or the “Program,” under which the Company issues unsecured commercial paper notes, or “Commercial Paper,” on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion, the proceeds of which will be used for general corporate purposes.  The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue.  The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis.  Borrowings under the Program are accounted for as short-term borrowings.  As of September 30, 2011, the carrying value of Commercial Paper

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $269.1 million and approximated its fair value.  The effective interest rate on the outstanding Commercial Paper balance at September 30, 2011 was 0.4%.

Senior Unsecured Credit Facility:  In September 2011, the Company, entered into a senior unsecured revolving credit facility, or the “Credit Facility,” providing for revolving credit to the Company in the aggregate amount of $1.0 billion.  Subject to certain conditions, the Company has the right to increase the amount of the Credit Facility (but in no event more than once per annum) up to a maximum aggregate amount of $1.250 billion.

The Credit Facility has a five-year term and amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for the Company’s Commercial Paper borrowings.  Costs of $3.5 million associated with securing the Credit Facility have been recorded as other non-current assets on the balance sheet and are being amortized to income over the five-year term of the Credit Facility.  As of September 30, 2011 there was no outstanding borrowing against the Credit Facility.

Borrowings under the Credit Facility will bear interest at a rate per annum equal to (i) the Base Rate, a fluctuating rate equal to the Applicable Margin plus the highest of (x) Citibank, N.A.’s Base Rate, (y) the Federal Funds Rate plus 0.50% and (z) one-month LIBOR plus 1.00% or (ii) the Eurodollar Rate, a periodic fixed rate equal to LIBOR plus the Applicable Margin. The Applicable Margin is determined based on a pricing grid and is dependent on the Company’s public debt ratings.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  The Company was in compliance with all financial debt covenants as of September 30, 2011.

14.  Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2011	2010	2011	2010

Cost of good sold	$2,627	$1,788	$7,054	$4,909
Research and development	24,527	21,220	79,998	60,373
Selling, general and administrative	27,198	24,160	75,906	66,276
Total share-based compensation expense	54,352	47,168	162,958	131,558
Tax benefit related to share-based compensation expense	13,728	10,740	41,598	29,908
Reduction in income	$40,624	$36,428	$121,360	$101,650

Share-based compensation cost included in inventory was $2.3 million and $2.4 million at September 30, 2011 and December 31, 2010, respectively.

Stock Options:  The weighted-average grant date fair value of the stock options granted during the three-month periods ended September 30, 2011 and 2010 was $15.46 per share and $18.16 per share, respectively.  The weighted-average grant date fair value of the stock options issued during the nine-month periods ended September 30, 2011 and 2010 was $16.13 per share and $18.91 per share, respectively.  There have been no significant changes to the assumptions used to estimate the fair value of options granted during the nine-month

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period ended September 30, 2011 compared to those granted in 2010 disclosed in Note 15 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K.

The following table summarizes all stock option activity for the nine-month period ended September 30, 2011:

			Weighted
		Weighted	Average Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
	Options	Price Per Option	Term (Years)	(In Thousands)

Outstanding at December 31, 2010	41,137,686	$48.56	6.7	$501,663

Changes during the Year:
Granted	7,459,292
Exercised	(2,905,809)
Forfeited	(1,069,868)
Expired	(376,639)
Outstanding at September 30, 2011	44,244,662	$50.87	6.6	$527,518

Vested at September 30, 2011 or expected to vest in the future	43,309,232	$50.75	6.6	$522,236

Vested at September 30, 2011	22,887,020	$45.80	4.9	$398,652

The total fair value of shares vested during the nine-month periods ended September 30, 2011 and 2010 was $116.2 million and $100.2 million, respectively.  The total intrinsic value of stock options exercised during the nine-month periods ended September 30, 2011 and 2010 was $79.9 million and $75.7 million, respectively.  The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.

As of September 30, 2011, there was $271.6 million of total unrecognized compensation cost related to stock options granted under the plans.  That cost will be recognized over an expected remaining weighted-average period of 2.3 years.

Restricted Stock Units:  At the option of employee participants, equity awards may be divided between stock options and restricted stock units, or RSUs. The employee has three choices: (1) 100% stock options; (2) a mix of stock options and RSUs based on a two-thirds and one-third mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted; or (3) a mix of stock options and RSUs based on a one-half mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted. The fair value of RSUs is determined based on the closing price of the Company’s common stock on the grant dates. Information regarding the Company’s RSUs for the nine-month period ended September 30, 2011 is as follows:

		Weighted
		Average
	Share	Grant Date
Nonvested RSUs	Equivalent	Fair Value

Nonvested at December 31, 2010	1,510,384	$54.84
Changes during the period:
Granted	1,351,726	58.50
Vested	(9,072)	49.97
Forfeited	(64,440)	55.03
Non-vested at September 30, 2011	2,788,598	$56.63

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2011, there was $97.9 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 1.9 years.  The Company recognizes compensation cost on a straight-line basis over the requisite service period for the entire award, as adjusted for expected forfeitures. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.

Performance-Based Restricted Stock Units:  The Company’s performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones typically related to product development. If these performance-based milestones are not met, the RSUs will not vest, in which case, any compensation expense the Company has recognized to date associated with awards that will not vest will be reversed.  The weighted-average grant date fair value of performance-based restricted stock units is based on the quoted market price of the Company’s common stock on the date of grant.  The following table summarizes the Company’s performance-based restricted stock unit activity for the nine-month period ended September 30, 2011:

Weighted
Average
	Share	Grant Date
Nonvested Performance-Based RSUs	Equivalent	Fair Value

Nonvested at December 31, 2010	—	$—
Changes during the period:
Granted	28,500	60.88
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2011	28,500	$60.88

As of September 30, 2011, there was $1.5 million of total unrecognized compensation cost related to non-vested awards of performance-based RSUs that is expected to be recognized over a period of 2.3 years.

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

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above.  These unrecognized tax benefits relate primarily to issues common among multinational corporations.  Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate. The Company accounts for interest and potential penalties related to uncertain tax positions as part of its provision for income taxes. Increases to the amount of unrecognized tax benefits from January 1, 2011 of approximately $79.5 million relate primarily to current year operations.  The Company’s tax returns are under routine examination in many taxing jurisdictions.  The scope of these examinations includes, but is not limited to, the review of the Company’s taxable presence in a jurisdiction, deduction of certain items, the claims for research and development credits, compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from tax returns as filed.  Settlements of examinations with taxing authorities or statute of limitations expirations may result in significant changes in the Company’s unrecognized tax benefits.  Certain examinations are scheduled to conclude within the next 12 months.  It is reasonably possible that the amount of the liability for unrecognized tax benefits could change by a significant amount during the next 12-month period as a result of settlements or statute of limitations expirations.  Finalizing examinations with the relevant taxing authorities can include formal administrative and legal proceedings and, as a result, it is difficult to estimate the timing and range of possible change related to the Company’s unrecognized tax benefits.  An estimate of the range of the possible change cannot be made until issues are further developed or examinations close.

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

Prior to its expiration as described above, the agreement may be terminated by:

i.                  Novartis at their sole discretion, effective 12 months after written notice to the Company, or

ii.               by:

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Array BioPharma Inc.:  The Company has a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation.  As part of this agreement, the Company made an upfront payment in September 2007 to Array of $40.0 million, which was recorded as research and development expense, in return for an option to receive exclusive worldwide rights for compounds developed against two of the four research targets defined in the agreement, except for Array’s limited U.S. co-promotional rights.  In June 2009, the Company made an additional upfront payment of $4.5 million to expand the research targets defined in the agreement, which was recorded as research and development expense.  Array will be responsible for all discovery and clinical development through Phase I or Phase IIa and be entitled to receive, for each compound, potential milestone payments of approximately $200.0 million if certain discovery, development and regulatory milestones are achieved, and $300.0 million if certain commercial milestones are achieved as well as royalties on net sales.  In December 2010, the Company made a $10.0 million discovery milestone payment as required by the collaboration agreement upon the filing and clearance of an investigational new drug application with the FDA.

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

Acceleron Pharma:  The Company has a worldwide strategic collaboration with Acceleron Pharma, or Acceleron, for the joint development and commercialization of ACE-011, currently being studied for treatment of chemotherapy-induced anemia, metastatic bone disease and renal anemia.  The collaboration, as amended, combines both companies’ resources and commitment to developing products for the treatment of cancer and cancer-related bone loss and expands the joint development, manufacturing and commercialization of Acceleron’s products to include anemia exclusivity.  The ACE-011 agreement also includes an option for certain discovery stage programs.  Under the terms of the ACE-011 agreement, the Company and Acceleron will jointly develop, manufacture and commercialize Acceleron’s products for bone loss.  The Company made an upfront payment to Acceleron in February 2008 of $50.0 million, which included a $5.0 million equity investment in Acceleron, with the remainder recorded as research and development expense.  In addition, in the event of an initial public offering of Acceleron, the Company will purchase a minimum of $7.0 million of Acceleron common stock. The Company has agreed to pay all development costs incurred after January 1, 2013.  Until January 1, 2013, Acceleron will continue to pay its share of these development expenses.

Under the ACE-011 agreement, Acceleron will retain responsibility for initial activities, including research and development, through the end of Phase IIa clinical trials, as well as manufacturing the clinical supplies for these studies.  In turn, the Company will conduct the Phase IIb and Phase III clinical studies and will oversee the manufacture of Phase III and commercial supplies.  Acceleron will pay a share of the development expenses and is eligible to receive development, regulatory approval and sales-based milestones, as amended on August 2, 2011, of up to $367.0 million for the ACE-011 program and up to an additional $348.0 million for each of the three discovery stage programs.  The companies will co-promote the products in North America.  Acceleron will receive tiered royalties on worldwide net sales, upon the commercialization of a development compound.  The Company made a $7.0 million development milestone payment to Acceleron in April 2011 for the initiation of enrollment into a Phase II study for chemotherapy-induced anemia.

On August 2, 2011, the Company also entered into a collaboration, license and option agreement with Acceleron, for the joint development and commercialization of ACE-536 for the treatment of anemia.  The ACE-536 agreement also includes an option for future Acceleron anemia programs.  The ACE-536 agreement provides the Company with an exclusive, worldwide, royalty-bearing license to the ACE-536 program and future Acceleron programs for the treatment of anemia.  The parties also agreed to co-promote the products in the United States, Canada and Mexico.

Under the ACE-536 agreement, Acceleron will be responsible for initial activities, including research and development, and for conducting the Phase I and initial Phase II clinical trials, as well as manufacturing the clinical supplies for these studies.  In turn, the Company will conduct subsequent Phase II and Phase III clinical studies and will oversee the manufacture of Phase III and commercial supplies.

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2011, the Company made an upfront payment, under the ACE-536 agreement, to Acceleron in the amount of $25.0 million. The Company has also agreed to pay all development costs incurred after January 1, 2013.  Until January 1, 2013, Acceleron will pay its portion of the development expenses. Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $217.5 million for the ACE-536 program and up to an additional $170.8 million for the first discovery stage program, $148.8 million for the second discovery stage program and $125.4 million for each additional discovery stage program thereafter.  In September 2011, the Company recorded an expense of $7.5 million, which was paid in October 2011, for a milestone payment for the initiation of a Phase I clinical study of ACE-536.  Acceleron will receive tiered royalties on worldwide net sales, upon the commercialization of a development compound. Pursuant to the ACE-011 agreement, the Company has an option to buy down the royalty rate, for both ACE-011, as described above, and ACE-536, until and including January 1, 2013 at the Company’s sole discretion for a one-time payment of $25.0 million.

The agreements for ACE-011 and ACE-536 will each continue until the Company has satisfied all royalty payment obligations to Acceleron and the Company has either exercised or forfeited all of its options under such agreement.  Upon the Company’s full satisfaction of its royalty payment obligations to Acceleron under each such agreement, all licenses granted to the Company by Acceleron under the agreement will become fully paid-up, perpetual, non-exclusive, irrevocable and royalty-free licenses.  Each agreement may expire on a product-by-product and country-by-country basis as the Company satisfies its royalty payment obligation with respect to each product in each country.

Prior to its expiration as described above, each agreement may be terminated by:

(i)            the Company at its sole discretion, at any time for the ACE-011 agreement and with respect to the ACE-536 agreement after completion of the initial Phase II clinical trials, or

(ii)           either party if the other party:

a.     materially breaches any of its material obligations under the agreement, or

b.     files for bankruptcy.

If the ACE-011 or ACE-536 agreement is terminated by the Company at its sole discretion or by Acceleron for a material breach by the Company, then all licenses granted to the Company under such agreement will terminate and the Company will also grant to Acceleron a non-exclusive license to certain intellectual property of the Company related to the compounds and products under such agreement.  If the ACE-011 or ACE-536 agreement is terminated by the Company for a material breach by Acceleron, then, among other things, (A) the licenses granted to Acceleron under such agreement will terminate, (B) the licenses granted to the Company under such agreement will continue in perpetuity, (C) all future royalties payable by the Company under such agreement will be reduced by 50% and (D) the Company’s obligation to make any future milestone payments will terminate under such agreement.

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

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, and up to $17.5 million upon achieving certain annual sales levels in the United States.  Pursuant to the supply agreement for amrubicin, the Company is to pay DSP a semiannual supply price calculated as a percentage of net sales for a period of ten years.

The amrubicin license expires on a country-by-country basis and on a product-by-product basis upon the later of the (i) tenth anniversary of the first commercial sale of the applicable product in a given country after the issuance of marketing authorization in such country and (ii) first day of the first quarter for which the total number of generic product units sold in a given country exceeds 20% of the total number of generic product units sold plus licensed product units sold in the relevant country during the same calendar quarter.

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

If the agreement is terminated by the Company at its sole discretion or by DSP under circumstances described in clauses (ii)(a) or (iii) above, respectively, then the Company will transfer its rights to the compounds and products developed under the agreement to DSP and will also grant to DSP a non-exclusive, perpetual, royalty-free license to certain intellectual property controlled by the Company necessary to continue the development of such compounds and products.  If the agreement is terminated by the Company for a material breach by DSP, then, among other things, DSP will grant to the Company an exclusive, perpetual, paid-up license to all of the intellectual property of DSP necessary to continue the development, marketing and selling of the compounds and products subject to the agreement.

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

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the original terms, unless the agreement was earlier terminated or the option term was extended, the Company’s option was set to terminate on April 14, 2013. However, if certain development targets are not met, the Company may unilaterally extend the option term: (a) for up to an additional one year without payment; (b) subject to certain criteria and upon payment of certain predetermined amounts to Agios, for up to two additional years thereafter.

In October 2011, the Company and Agios agreed to extend the initial period of exclusivity by one year to April 14, 2014 in exchange for payment by the Company of $20.0 million.  The agreement was also amended to grant Agios the right to develop certain compounds covered by the collaboration agreement for indications not related to oncology and outside of the collaboration agreement. The amendment provides the Company with the right of first negotiation to license eventual products developed from these compounds.

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to its expiration as described above, the agreement may be terminated by:

(i)            the Company at its sole discretion, or

(ii)           either party if the other party:

a.     materially breaches the agreement and fails to cure such breach within the specified period, or

b.     files for bankruptcy.

The party terminating under (i) or (ii)(a) above has the right to terminate on a program-by-program basis, leaving the agreement in effect with respect to remaining programs. If the agreement or any program is terminated by the Company for convenience or by Agios for a material breach or bankruptcy by the Company, then, among other things, depending on the type of program and territorial rights: (a) certain licenses granted by the Company to Agios shall stay in place, subject to Agios’ payment of certain royalties to the Company: and (b) the Company will grant Agios a non-exclusive, perpetual, royalty-free license to certain technology developed in the conduct of the collaboration and used in the program (which license is exclusive with respect to certain limited collaboration technology).  If the agreement or any program is terminated by the Company for a material breach or bankruptcy by Agios, then, among other things, all licenses granted by the Company to Agios will terminate and: (i) the Company’s license from Agios will continue in perpetuity and all payment obligations will be reduced or will terminate; (ii) the Company’s license for certain programs will become exclusive worldwide: and (iii) with regard to any program where the Company has exercised buy-in rights, Agios shall continue to pay certain royalties to the Company.

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

The Institute for Advanced Health:  In April 2011, the Company entered into an agreement with the Institute for Advanced Health, or the Institute, that included an upfront contribution, future contingent matching contributions and an additional milestone-based contingent payment. The Institute is a non-profit organization dedicated to research and technology development in personalized molecular medicine of which Dr. Patrick Soon-Shiong is the Chairman and Chief Executive Officer. Under the terms of the agreement, the Company made an initial contribution with a value of $41.0 million. The agreement provides for additional contributions of up to $50.0 million to be made by the Company based on the level of other third-party contributions received by the Institute. No contributions have been made as of September 30, 2011.  A final additional $25.0 million milestone-based payment is contingent upon the Institute achieving specified results

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the collection of DNA data and genomic sequences and the initiation of research and development alliances to be achieved before December 31, 2015.  Contributions made under this agreement will be recognized on the Company’s Statements of Income as research and development expense.

As part of the contribution agreement, the Company will receive a right of first offer and matching rights with respect to all oncology products developed, funded, acquired or licensed by the Institute, the right to designate one of its employees to the Institute’s Scientific Advisory Board and will be the exclusive oncology therapeutics sponsor of the Institute. These rights will continue for as long as the Company continues to make payments under a preexisting agreement.

17.  Commitments and Contingencies

Collaboration Arrangements:  The Company has entered into certain research and development collaboration agreements, as identified in Note 16, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets.  The Company’s obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.  Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.

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

Celgene CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Natco responded to the Company’s infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims.  Natco has alleged (through Affirmative Defenses and Counterclaims) that the patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic productions. After filing the infringement action, the Company learned the identity of Natco’s U.S. partner, Arrow International Limited, or Arrow, and filed an amended complaint on January 7, 2011, adding Arrow as a defendant.

The Company believes that Natco’s counterclaims are likely to be unsustainable and intends to vigorously defend its patent rights. The Company believes it unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuit and that all of the patents would be deemed to be invalidated, unenforceable and/or non-infringed.  In addition the Company believes that it is unlikely that the FDA will approve an appropriate, non-infringing comprehensive education and risk management program for a generic version of lenalidomide. Accordingly, the Company believes that the ultimate outcome will not have a material adverse effect on its financial condition or results of operations.

In the first quarter of 2011, the Company received a letter from the United States Attorney for the Central District of California informing the Company that it was under investigation relating to its promotion of the drugs THALOMID® and REVLIMID® regarding off-label marketing and improper payments to physicians.  The Company is cooperating with the United States Attorney in connection with this investigation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains forward-looking statements that reflect the current views of our management with respect to future events, results of operations, economic performance and/or financial condition. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predicts,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions.  Forward-looking statements are based on current plans, estimates, assumptions and projections, which are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described in the sections “Forward-Looking Statements” and “Risk Factors” contained in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, and in this report and our other public reports filed with the SEC. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

Executive Summary

Celgene Corporation and its subsidiaries (collectively “we,” “our” or “us”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.  We are dedicated to innovative research and development which is designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmunity and placental cell, including stem and progenitor cell, research.

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

•      VIDAZA®, which is licensed from Pfizer, is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression.  VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network, or NCCN, and is marketed in the United States for the treatment of all subtypes of MDS.  The U.S. regulatory exclusivity for

VIDAZA® expired on May 19, 2011.  If a generic version of VIDAZA® is successfully launched, we may quickly lose a significant portion of our sales for this product in the United States.  In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS as well as acute myeloid leukemia, or AML, with 30% blasts and has been granted orphan drug designation for the treatment of MDS and AML.  We have regulatory exclusivity for VIDAZA® in Europe until 2018 and Japan until January 2021.

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

We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development.  These candidates include our IMiDs® compounds, which are a class of compounds proprietary to us and have certain immunomodulatory and other biologically important properties, our leading oral anti-inflammatory agents, our cell products and our nanoparticle, albumin-bound compounds. We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of both new products and expanded use of existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three-Month Periods Ended
	September 30,			Percent
(In thousands $, except earnings per share)	2011	2010	Increase	Change

Total revenue	$1,249,737	$910,111	$339,626	37.3%
Net income attributable to Celgene	$372,984	$281,151	$91,833	32.7%
Diluted earnings per share attributable to Celgene	$0.81	$0.60	$0.21	35.0%

	Nine-Month Periods Ended
	September 30,			Percent
(In thousands $, except earnings per share)	2011	2010	Increase	Change

Total revenue	$3,558,173	$2,554,057	$1,004,116	39.3%
Net income attributable to Celgene	$907,972	$670,945	$237,027	35.3%
Diluted earnings per share attributable to Celgene	$1.94	$1.44	$0.50	34.7%

The increase in revenue for the three- and nine-month periods ended September 30, 2011 compared to the three- and nine-month periods ended September 30, 2010 was primarily due to the continued growth of REVLIMID® and VIDAZA® in both U.S. and international markets, in addition to sales of ABRAXANE® subsequent to the acquisition of Abraxis in October 2010.  Net income and diluted earnings per share for the three- and nine-month periods ended September 30, 2011 reflect the higher level of revenue, partly offset by additional costs incurred resulting from the acquisition of Abraxis in October 2010, in addition to increased spending for new product launches and research and development activities.

Sale of Non-core Assets:  The purchase of Abraxis included a number of assets that were not associated with nab® technology or ABRAXANE®. These assets, or non-core assets, consisted of a number of subsidiaries, tangible assets, equity investments, joint venture partnerships and assets that supported research and sales of products not related to nab® technology. At the time of acquisition, we were committed to a plan to divest the non-core assets and they were classified on the Consolidated Balance Sheets as of December 31, 2010 as assets held for sale and the associated liabilities were classified as liabilities of disposal group.  In April 2011, we sold the non-core assets to various entities that are owned or controlled by Dr. Patrick Soon-Shiong, the former majority shareholder and executive chairman of Abraxis.

We received cash consideration of $110.0 million, 10% equity ownership in an entity, Active Biomaterials, LLC, formed with certain of the non-core assets with revenue-producing potential and a future royalty stream based on net sales of certain products of Active Biomaterials, LLC. The royalties, which commence in 2014 at the earliest and are not to exceed an annual amount of $128.0 million, will be calculated based on a range of between 10% and 12.5% of net sales of certain future products. Dr. Patrick Soon-Shiong holds an option to purchase the 10% equity ownership in Active Biomaterials, LLC from us for a price of $15.0 million at any time prior to April 2013.  The equity ownership was recorded at its fair market value of $14.0 million based on the present value of the amount likely to be received upon exercise of the purchase option.  We recorded the future royalty stream as an asset and assigned a value of $170.0 million based on its fair market value calculated as the present value of estimated future net cash flows.  The sale of the non-core assets resulted in a gain of $2.9 million which was included in the Consolidated Statements of Income in other income (expense), net.  Our policy is to present gains and losses from sales of businesses as other income or expense.

Assets Held For Sale:  In June 2011, management made the decision that certain additional assets associated with facilities acquired from Abraxis are intended to be sold as we rationalize certain manufacturing facilities.  These additional assets are classified on the Consolidated Balance Sheets as of September 30, 2011 as assets held for sale and the associated liabilities are classified as liabilities of disposal group.

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

We measure this contingent consideration arrangement at fair value for each period with changes in fair value recognized in operating earnings.  Changes in fair value reflect new information about the IPR&D assets and the passage of time.  In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and will be accrued based on an accretion schedule.  At September 30, 2011, the balance of the contingent consideration was $87.1 million and is included in other non-current liabilities.

Results of Operations:

Three-Month Periods Ended September 30, 2011 and 2010

Total Revenue:  Total revenue and related percentages for the three-month periods ended September 30, 2011 and 2010 were as follows:

	Three-Month Periods Ended
	September 30,		Increase	Percent
(In thousands $)	2011	2010	(Decrease)	Change

Net product sales:
REVLIMID ®	$820,019	$641,272	$178,747	27.9%
VIDAZA ®	191,162	141,422	49,740	35.2%
THALOMID ®	83,305	94,179	(10,874)	-11.5%
ABRAXANE ®	113,549	—	113,549	N/A
ISTODAX ®	8,252	5,414	2,838	52.4%
Other	2,831	3,369	(538)	-16.0%
Total net product sales	$1,219,118	$885,656	$333,462	37.7%
Collaborative agreements and other revenue	3,766	2,241	1,525	68.0%
Royalty revenue	26,853	22,214	4,639	20.9%
Total revenue	$1,249,737	$910,111	$339,626	37.3%

Total revenue increased by $339.6 million, or 37.3%, to $1.250 billion for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, reflecting increases of $190.9 million, or 35.5%, in the United States, and $148.7 million, or 39.9%, in international markets.

Net Product Sales:

Total net product sales for the three-month period ended September 30, 2011 increased by $333.5 million, or 37.7%, to $1.219 billion compared to the three-month period ended September 30, 2010.  The increase was comprised of net volume increases of $300.8 million, price increases of $11.7 million and a favorable impact from foreign exchange of $21.0 million.  The increase in price was primarily due to price increases on THALOMID®, a decreased accrual rate for invoices related to Medicaid Managed Care Organizations in 2011 and a refinement of prior period Medicare Part D Coverage Gap charges.

REVLIMID® net sales increased by $178.7 million, or 27.9%, to $820.0 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, primarily due to increased unit sales in both U.S. and international markets.  Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth.  The growth in international markets reflects the expansion of our commercial activities in addition to product reimbursement approvals and the launch of REVLIMID® in Japan in the latter part of 2010.

VIDAZA® net sales increased by $49.7 million, or 35.2%, to $191.2 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, with sales increases in both the U.S. and international markets.   The growth in international markets was primarily due to the increase in treatment duration of patients using VIDAZA® and product launches in additional countries.  VIDAZA® retains orphan drug exclusivity in Europe through the end of 2018 and in Japan until January 2021.

THALOMID® net sales decreased by $10.9 million, or 11.5%, to $83.3 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, primarily due to lower unit volumes in the United States.

ABRAXANE® was obtained in the acquisition of Abraxis in October 2010 and was approved by the FDA in January 2005 for the treatment of metastatic breast cancer.

ISTODAX® net sales increased by $2.8 million, or 52.4%, to $8.3 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010.  ISTODAX® was obtained in the acquisition of Gloucester in January 2010 and was approved by the FDA for the treatment of CTCL in November 2009 and PTCL in June 2011 in patients who have received at least one prior therapy.  ISTODAX® was launched for the treatment of CTCL in March 2010.

The “other” net product sales category for the three-month period ended September 30, 2011 primarily included $0.9 million in sales of FOCALIN® and $1.5 million in sales of  Pharmion products to be divested.  The “other” net product sales category for the three-month period ended September 30, 2010 primarily included $0.9 million in sales of FOCALIN® and $2.0 million in sales of Pharmion products to be divested.

Collaborative Agreements and Other Revenue:  Revenues from collaborative agreements and other sources increased by $1.5 million to $3.8 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010. The increase was primarily due to an increase in licensing fees and sale of services through our Cellular Therapeutics subsidiary in the current year quarter.

Royalty Revenue:  Royalty revenue increased by $4.6 million to $26.9 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010 primarily due to an increase in royalties earned from Novartis on its sales of FOCALIN XR® and the entire RITALIN® family of drugs.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.  The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010.  The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations.  Net revenues for the period ended September 30, 2011 were negatively impacted by a component of the U.S. Health Care Reform Act of 2010, or Health Care Reform Act, which became effective January 1, 2011 and required manufacturers of pharmaceutical products to be responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap.  In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products.  This expense is recognized throughout the year as incurred.    In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.  The Health Care Reform Act mandated an annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs. The fee, which is not material, is included in selling, general and administrative on the Consolidated Statements of Income.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2011 and 2010 were as follows:

	Returns			Chargebacks
(In thousands $)	and		Government	and Distributor
2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at June 30, 2011	$4,008	$14,642	$120,188	$48,834	$187,672
Allowances for sales during 2011	1,599	19,261	42,651	48,984	112,495
Credits/deductions issued for prior year sales	(1,577)	(681)	(2,763)	(2,902)	(7,923)
Credits/deductions issued for sales during 2011	(408)	(15,611)	(33,635)	(44,893)	(94,547)
Balance at September 30, 2011	$3,622	$17,611	$126,441	$50,023	$197,697

	Returns			Chargebacks
(In thousands $)	and		Government	and Distributor
2010	Allowances	Discounts	Rebates	Service Fees	Total

Balance at June 30, 2010	$6,483	$4,435	$38,833	$32,526	$82,277
Allowances for sales during 2010	1,101	13,931	36,353	30,973	82,358
Credits/deductions issued for prior year sales	(894)	(2,305)	(3,880)	(4,182)	(11,261)
Credits/deductions issued for sales during 2010	(111)	(10,047)	(13,104)	(19,242)	(42,504)
Balance at September 30, 2010	$6,579	$6,014	$58,202	$40,075	$110,870

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended September 30, 2011 and 2010 follows:

Returns and allowances increased by $0.5 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, primarily due to higher returns for THALOMID®, partly offset by lower returns from divested products.

Discounts increased by $5.3 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, primarily due to revenue increases in the United States and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates increased by $6.3 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, primarily due to an increase of approximately $13.8 million in reimbursement rates in certain international markets.  This increase was partially offset by a decrease in rebates related to various U.S. governmental agencies of $7.5 million, primarily attributable to the refinement of estimates for Medicaid Managed Care Organizations and Medicare Part D Coverage Gap.

Chargebacks and distributor service fees increased by $18.0 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010.  Chargebacks increased by $9.2 million primarily due to $6.9 million in chargebacks related to the inclusion of ABRAXANE® sales in the current year three-month period and increased U.S. sales of both REVLIMID® and VIDAZA®.  Distributor service fees increased by approximately $8.8 million primarily due to the inclusion of $7.1 million in service fees associated with sales of ABRAXANE®.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the three-month periods ended September 30, 2011 and 2010 were as follows:

	Three-Month Periods Ended
	September 30,		Increase	Percent
(In thousands $)	2011	2010	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$94,645	$63,542	$31,103	48.9%
Percent of net product sales	7.8%	7.2%

Research and development	$356,839	$253,547	$103,292	40.7%
Percent of total revenue	28.6%	27.9%

Selling, general and administrative	$303,303	$228,281	$75,022	32.9%
Percent of total revenue	24.3%	25.1%

Amortization of acquired intangible assets	$75,044	$46,540	$28,504	61.2%

Acquisition related (gains) charges and restructuring, net	$(11,209)	$7,495	$(18,704)	N/A

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) increased by $31.1 million to $94.6 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010.  The increase was primarily due to increased sales activity and $6.9 million of inventory step-up amortization adjustment related to sales of ABRAXANE® subsequent to the acquisition of Abraxis.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 7.8% in the three-month period ended September 30, 2011 compared to 7.2% for the three-month period ended September 30, 2010, primarily due to the inventory step-up amortization for ABRAXANE®.  Excluding the step-up adjustment, the cost of goods sold ratio for 2011 was 7.2%.

Research and Development:  Research and development expenses increased by $103.3 million to $356.8 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, partly due to a $25.0 million upfront payment to Acceleron Pharma, or Acceleron, for a research and development collaboration arrangement related to ACE-536, a $7.5 million milestone payment to Acceleron for the initiation of a Phase I clinical study of ACE-536, increase in research and development project spending in support of multiple programs across a broad range of diseases and the inclusion of $23.5 million of expenses related to the Abraxis business acquired in October 2010.

The following table provides a breakdown of research and development expenses:

	Three-Month Periods Ended
	September 30,
(In thousands $)	2011	2010	Increase

Human pharmaceutical clinical programs	$185,768	$124,288	$61,480
Other pharmaceutical programs	98,493	93,211	5,282
Drug discovery and development	34,371	30,534	3,837
Placental stem cell	5,707	5,514	193
Collaboration arrangements	32,500	—	32,500
Total	$356,839	$253,547	$103,292

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

The following table presents significant developments in our population of Phase III clinical trials that occurred during the three-month period ended September 30, 2011 and developments that are expected to occur if the future occurrence is material and reasonably certain:

Regulatory approval requests in major markets

	Disease	Major	Regulatory	Date of
Product	Indication	Market	Agency	Submission
ABRAXANE®	NSCLC[2]	U.S.	FDA	Fourth quarter of 2011[1]
REVLIMID®	RRMM[3]	China	sFDA	Fourth quarter of 2011[1]
REVLIMID®	Del 5q MDS	E.U.	EMA	First quarter of 2012[1]
REVLIMID®	NDMM[4]	U.S.	FDA	2012[1]

1 Current estimated submission timeframes

2 Non Small Cell Lung Cancer

3 Relapsed & Refractory Multiple Myeloma

4 Newly Diagnosed Multiple Myeloma

Selling, General and Administrative: Selling, general and administrative expenses increased by $75.0 million to $303.3 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, partly due to higher marketing and sales related expenses due to ongoing product launch activities, including REVLIMID® in Japan, VIDAZA® in Europe and ISTODAX® in the United

States.  In addition, the three-month period ended September 30, 2011 included $39.6 million in expenses related to the Abraxis business acquired in October 2010.

Amortization of Acquired Intangible Assets:  Amortization of acquired intangible assets is summarized below for the three-month periods ended September 30, 2011 and 2010:

	Three-Month Periods Ended
	September 30,		Increase
(In thousands $)	2011	2010	(Decrease)

Abraxis acquisition	$22,232	$—	$22,232
Gloucester acquisition	12,875	6,550	6,325
Pharmion acquisition	39,937	39,990	(53)

Total amortization	$75,044	$46,540	$28,504

Amortization of acquired intangible assets increased by $28.5 million to $75.0 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010 primarily due to the October 2010 acquisition of Abraxis.  In addition, in June 2011, the FDA approved ISTODAX®, which was obtained in the January 2010 acquisition of Gloucester, for treatment of PTCL in patients who have received at least one prior therapy.  As a result of the FDA approval, amortization of the intangible asset commenced with an 8.8 year expected useful life.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition related (gains) charges and restructuring, net was a net gain of $11.2 million for the three-month period ended September 30, 2011 and a charge of $7.5 million for the three-month period ended September 30, 2010.  The three-month period ended September 30, 2011 included a $13.4 million favorable adjustment to the fair value of our liability related to publicly traded contingent value rights, or CVRs, that were issued as part of the acquisition of Abraxis, partly offset by $2.0 million of accretion of a contingent liability related to the acquisition of Gloucester.

Interest and Investment Income, Net:  Interest and investment income, net decreased by $4.3 million to $8.5 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010.  The decrease was primarily due to a $0.8 million reduction in interest income due to lower overall yields and a $3.5 million net reduction in gains on sales of marketable securities.

Equity in Losses of Affiliated Companies:  Under the equity method of accounting, we recorded losses of $1.7 million and $1.4 million for the three-month periods ended September 30, 2011 and 2010, respectively.

Interest Expense: Interest expense increased by $9.9 million to $10.3 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010, reflecting the interest on $1.25 billion in senior notes issued in October 2010,  net of the benefit from interest rate swaps and certain Commercial Paper issuances in September 2011.

Other income (expense), net:  Other income (expense), net was a net expense of $15.0 million for the three-month period ended September 30, 2011 and a net income of $8.5 million for the three-month period ended September 30, 2010.  Other income (expense), net for the three-month period ended September 30, 2011 included net foreign exchange losses of $7.9 million.

Income Tax Provision:  The income tax provision decreased by $9.4 million to $39.7 million for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010.

The full year 2011 underlying effective tax rate of 12.3% reflects the impact from our low tax Swiss manufacturing operations, the favorable impact of a shift in projected earnings between the U.S. and lower tax foreign jurisdictions, and tax deductions related to our acquisitions.  The underlying effective tax rate also reflects benefits related to a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis and a benefit from an IPR&D asset impairment charge. Tax benefits of $18.2 million relating to a foreign tax credit and $4.6 million, resulting from the filing of our 2010 income tax returns with certain items being more favorable than originally estimated, were recorded as discrete items in the three-month period ended September 30, 2011.   The income tax provision for the three-month period ended September 30, 2010 included a full year underlying effective tax rate of 17.7% and a discrete tax benefit of $8.0 million which was primarily the result of filing our 2009 income tax returns with certain items being more favorable than originally estimated.

Nine-Month Periods Ended September 30, 2011 and 2010

Total Revenue:  Total revenue and related percentages for the nine-month periods ended September 30, 2011 and 2010 were as follows:

	Nine-Month Periods Ended
	September 30,		Increase	Percent
(In thousands $)	2011	2010	(Decrease)	Change

Net product sales:
REVLIMID ®	$2,353,334	$1,758,881	$594,453	33.8%
VIDAZA ®	516,142	393,561	122,581	31.1%
THALOMID ®	256,894	296,017	(39,123)	-13.2%
ABRAXANE ®	282,206	—	282,206	N/A
ISTODAX ®	20,957	9,553	11,404	119.4%
Other	27,522	10,152	17,370	171.1%
Total net product sales	$3,457,055	$2,468,164	$988,891	40.1%
Collaborative agreements and other revenue	16,468	7,165	9,303	129.8%
Royalty revenue	84,650	78,728	5,922	7.5%
Total revenue	$3,558,173	$2,554,057	$1,004,116	39.3%

Total revenue increased by $1.004 billion, or 39.3%, to $3.558 billion for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, reflecting increases of $569.2 million, or 37.2%, in the United States, and $434.8 million, or 43.1%, in international markets.

Net Product Sales:

Total net product sales for the nine-month period ended September 30, 2011 increased by $988.9 million, or 40.1%, to $3.457 billion compared to the nine-month period ended September 30, 2010.  The increase was comprised of net volume increases of $990.9 million, price decreases of $33.6 million and the favorable impact from foreign exchange of $31.6 million.  The decrease in prices was primarily due to increased Medicare Part D Coverage Gap rebates resulting from the Health Care Reform Act and an increase in rebates to U.S. and international governments resulting from their attempts to reduce health care costs, partly offset by product price increases.

REVLIMID® net sales increased by $594.5 million, or 33.8%, to $2.353 billion for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, primarily due to increased unit sales in both U.S. and international markets.  Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth.  The growth in international markets reflects the expansion of our commercial activities in addition to product reimbursement approvals and the launch of REVLIMID® in Japan in the latter part of 2010.

VIDAZA® net sales increased by $122.6 million, or 31.1%, to $516.1 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, with sales increases in both the U.S. and international markets.   The growth in international markets was primarily due to the increase in treatment duration of patients using VIDAZA® and product launches in additional countries.

THALOMID® net sales decreased by $39.1 million, or 13.2%, to $256.9 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, primarily due to lower unit volumes in the United States.

ABRAXANE® was obtained in the acquisition of Abraxis in October 2010 and was approved by the FDA in January 2005 for the treatment of metastatic breast cancer.

ISTODAX® net sales increased by $11.4 million, or 119.4%, to $21.0 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010.     ISTODAX® was obtained in the acquisition of Gloucester in January 2010 and was approved by the FDA for the treatment of CTCL in November 2009 and PTCL in June 2011 in patients who have received at least one prior therapy.  ISTODAX® was launched for the treatment of CTCL in March of 2010.

The “other” net product sales category for the nine-month period ended September 30, 2011 primarily included $21.3 million in sales of non-core products obtained from the acquisition of Abraxis, which were divested in April 2011, $3.7 million in sales of non-core Pharmion products to be divested and $1.3 million in sales of FOCALIN®.  The “other” net product sales category for the nine-month period ended September 30, 2010 primarily included $6.7 million in sales of Pharmion products to be divested and $3.2 million in sales of FOCALIN®.

Collaborative Agreements and Other Revenue:  Revenue from collaborative agreements and other sources increased by $9.3 million to $16.5 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010.  The increase was primarily due to receipt of a $6.3 million milestone payment in February 2011 related to the approval of VIDAZA® in Japan and the inclusion of certain manufacturing and management fees in the current year.

Royalty Revenue:  Royalty revenue increased by $5.9 million to $84.7 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010 primarily due to an increase in royalties earned from Novartis on its sales of FOCALIN XR® and the entire RITALIN® family of drugs, which was partly offset by a decrease in residual payments earned by us based upon GSK’s ALKERAN® revenues subsequent to the conclusion of the ALKERAN® license with GSK which ended in March 2011.

Gross to Net Sales Accruals:  Gross to net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2011 and 2010 were as follows:

	Returns			Chargebacks
(In thousands $)	and		Government	and Distributor
2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2010	$4,779	$8,272	$84,964	$47,367	$145,382
Allowances for sales during prior periods	—	—	(4,277)	2,084	(2,193)
Allowances for sales during 2011	5,188	54,443	159,371	131,473	350,475
Credits/deductions issued for prior year sales	(4,228)	(7,444)	(34,225)	(34,927)	(80,824)
Credits/deductions issued for sales during 2011	(2,117)	(37,660)	(79,392)	(95,974)	(215,143)
Balance at September 30, 2011	$3,622	$17,611	$126,441	$50,023	$197,697

	Returns			Chargebacks
(In thousands $)	and		Government	and Distributor
2010	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2009	$7,360	$3,598	$18,111	$29,241	$58,310
Allowances for sales during 2010	6,927	36,906	79,293	83,864	206,990
Credits/deductions issued for prior year sales	(4,881)	(3,243)	(12,229)	(15,881)	(36,234)
Credits/deductions issued for sales during 2010	(2,827)	(31,247)	(26,973)	(57,149)	(118,196)
Balance at September 30, 2010	$6,579	$6,014	$58,202	$40,075	$110,870

A comparison of allowances for sales within each of the four categories noted above for the nine-month periods ended September 30, 2011 and 2010 follows:

Returns and allowances decreased by $1.7 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, primarily due to reduced U.S. provisions resulting from decreased revenue from products with higher return rates.

Discounts increased by $17.5 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, primarily due to revenue increases in the U.S. and international markets, both of which offer discount programs, and expansion into new international markets.

Government rebates increased by $75.8 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, primarily due to an increase of $59.0 million in reimbursement rates in certain international markets, product approvals in new markets and $16.8 million in increased costs associated with Medicaid Managed Care Organizations and Medicare Part D Coverage Gap.  The nine month period ended September 30, 2011 included a benefit of $4.3 million related to a refinement of prior year estimates for Medicaid Managed Care Organizations and the Medicare Part D Coverage Gap.

Chargebacks and distributor service fees increased by $49.7 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010.  Chargebacks increased by $27.2 million primarily due to $16.8 million related to the inclusion of ABRAXANE® sales in the current year nine-month period and $6.5 million related to sales of VIDAZA®, including $2.1 million related to disputed claims from 2010.  Distributor service fees increased by $22.5 million due to the inclusion of $17.6 million of service fees primarily attributable to sales of ABRAXANE® and a $3.9 million increase in rebates related to TRICARE.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the nine-month periods ended September 30, 2011 and 2010 were as follows:

	Nine-Month Periods Ended
	September 30,		Increase	Percent
(In thousands $)	2011	2010	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$348,356	$193,450	$154,906	80.1%
Percent of net product sales	10.1%	7.8%

Research and development	$1,163,837	$800,965	$362,872	45.3%
Percent of total revenue	32.7%	31.4%

Selling, general and administrative	$911,207	$655,522	$255,685	39.0%
Percent of total revenue	25.6%	25.7%

Amortization of acquired intangible assets	$214,181	$135,201	$78,980	58.4%

Acquisition related (gains) charges	$(117,430)	$20,193	$(137,623)	N/A

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) increased by $154.9 million to $348.4 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010.  The increase was primarily due to the inclusion of a $90.3 million inventory step-up amortization adjustment related to sales of ABRAXANE® subsequent to the acquisition of Abraxis, in addition to increased sales activity.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 10.1% in the nine-month period ended September 30, 2011 compared to 7.8% for the nine-month period ended September 30, 2010 primarily due to the inventory step-up amortization for ABRAXANE®.  Excluding the step-up adjustment, the cost of goods sold ratio for the nine-month period ended September 30, 2011 was 7.5%.

Research and Development:  Research and development expenses increased by $362.9 million to $1.164 billion for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010.  The nine-month period ended September 30, 2011 included $232.0 million of research and development expenses related to the Abraxis business acquired in October 2010.  These expenses included a $118.0 million impairment charge related to the in-process research and development, or IPR&D, acquired intangible asset as a result of a change in the probability of obtaining progression-free survival labeling for the treatment of non-small cell lung cancer for ABRAXANE® in the United States.  Expenses for the 2011 nine-month period also included a $25.0 million upfront payment to Acceleron for expansion of a research and development collaboration arrangement to include ACE-536, milestone payments to Acceleron of $7.0 million for the initiation of enrollment into a phase II study for chemotherapy-induced anemia and $7.5 million for the initiation of a Phase I clinical study of ACE-536,  a $41.0 million upfront payment to the Institute for Advanced Health and an increase in research and development project spending in support of multiple programs across a broad range of diseases.  The nine-month period ended September 30, 2010 included a $121.2 million upfront payment to Agios Pharmaceuticals, Inc.

The following table provides a breakdown of research and development expenses:

	Nine-Month Periods Ended
	September 30,
(In thousands $)	2011	2010	Increase

Human pharmaceutical clinical programs	$542,736	$326,141	$216,595
Other pharmaceutical programs	296,787	257,669	39,118
Drug discovery and development	111,127	80,413	30,714
Placental stem cell	14,705	15,566	(861)
Collaboration arrangements	80,482	121,176	(40,694)
Asset impairment charge	118,000	—	118,000
Total	$1,163,837	$800,965	$362,872

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

Selling, General and Administrative: Selling, general and administrative expenses increased by $255.7 million to $911.2 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, partly due to a $13.3 million increase in donations to non-profit foundations and higher marketing and sales-related expenses resulting from ongoing product launch activities, including REVLIMID® in Japan, VIDAZA® in Europe and ISTODAX® in the United States.  In addition, the nine-month period ended September 30, 2011 included $96.1 million in expenses related to the Abraxis business acquired in October 2010.

Amortization of Acquired Intangible Assets:  Amortization of acquired intangible assets is summarized below for the nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Periods Ended
	September 30,		Increase
(In thousands $)	2011	2010	(Decrease)

Abraxis acquisition	$67,027	$—	$67,027
Gloucester acquisition	27,342	15,283	12,059
Pharmion acquisition	119,812	119,918	(106)

Total amortization	$214,181	$135,201	$78,980

Amortization of acquired intangible assets increased by $79.0 million to $214.2 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010 primarily due to the October 2010 acquisition of Abraxis.  In addition, in June 2011, the FDA approved ISTODAX®, which was obtained in the January 2010 acquisition of Gloucester, for treatment of PTCL in patients who have received at least one prior therapy.  As a result of the FDA approval, amortization of the intangible asset commenced with an 8.8 year expected useful life.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition-related (gains) charges and restructuring, net was a net gain of $117.4 million for the nine-month period ended September 30, 2011 and a charge of $20.2 million for the nine-month period ended September 30, 2010.  The $137.6 million favorable variance was primarily due to a $136.7 million favorable adjustment to the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis.

Interest and Investment Income, Net:  Interest and investment income, net decreased by $18.1 million to $18.9 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010.  The decrease was primarily due to a $10.1 million reduction in interest income due to lower overall yields, liquidation of securities to fund the Abraxis acquisition and a $10.6 million net reduction in gains on sales of marketable securities, partly offset by a $2.5 million net decrease in the amortization of premiums and discounts related to the purchase of marketable securities.

Equity in (Gains) Losses of Affiliated Companies:  Under the equity method of accounting, we recorded losses of $1.0 million and $0.7 million for the nine-month periods ended September 30, 2011 and 2010.  The loss for the nine-month period ended September 30, 2011 included losses from non-core former Abraxis equity method investments which were divested in April 2011.

Interest Expense: Interest expense increased by $30.1 million to $31.5 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010, primarily reflecting the $30.3 million interest on $1.25 billion in senior notes issued in October 2010, net of the benefit from interest rate swaps.

Other Income (Expense), Net:  Other income (expense), net was a net expense of $6.7 million for the nine-month period ended September 30, 2011 and a net income of $7.1 million for the nine-month period ended September 30, 2010.  The $13.8 million decrease in other income (expense), net was primarily due to a decrease in net gains on foreign currency forward contracts that have not been designated as hedges entered into in order to offset net foreign exchange gains and losses, partly offset by a $2.9 million gain on the sale of non-core assets and a $3.6 million economic development grant received from the State of New Jersey.

Income Tax Provision:  The income tax provision decreased by $9.3 million to $110.6 million for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010.  The full year 2011 underlying effective tax rate of 12.3% reflects the impact from our low tax Swiss manufacturing operations, the favorable impact of a shift in projected earnings between the United States and lower tax foreign jurisdictions, and tax deductions related to our acquisitions.  The decrease in the underlying effective tax rate also reflects benefits from an increase in acquisition-related charges, including an IPR&D asset impairment charge of $118.0 million and a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis of $136.7 million.  Tax expense of $8.3 million related to a change in state tax law was recorded as a discrete item.  In addition, tax benefits of $18.2 million relating to a foreign tax credit and $4.6 million, resulting from the filing of our 2010 income tax returns with certain items being more favorable than originally estimated, were also recorded as discrete items in the nine-month period ended September 30, 2011.  The income tax provision for the nine-month period ended September 30, 2010 included a full year underlying effective tax rate of 17.7% and discrete tax benefits of $12.5 million related to the settlement of a tax examination and $8.0 million which was primarily the result of filing our 2009 income tax returns with certain items being more favorable than originally estimated.

Financial Condition, Liquidity and Capital Resources

The following table summarizes the components of our financial condition:

	September 30,	December 31,	Increase
(In thousands $)	2011	2010	(Decrease)
Financial assets:
Cash, cash equivalents	$1,794,927	$1,351,128	$443,799
Marketable securities available for sale	784,160	1,250,173	$(466,013)
Total financial assets	$2,579,087	$2,601,301	$(22,214)
Debt:
Short-term borrowings	$269,125	$—	$269,125
Long-term debt	$1,277,316	$1,247,584	$29,732
Total debt	$1,546,441	$1,247,584	$298,857
Working capital (1)	$2,746,916	$2,835,427	$(88,511)

(1)      Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less short-term borrowings, accounts payable, accrued expenses, income taxes payable and other current liabilities.

We rely primarily on positive cash flows from operating activities, proceeds from sales of available-for-sale marketable securities, and borrowings in the form of long-term notes payable and, beginning in September 2011, short-term Commercial Paper to provide for our liquidity requirements.  We expect continued growth in our expenditures, particularly those related to research and development, clinical trials, commercialization of new products, international expansion and capital investments.  However, we anticipate that existing cash and cash equivalent balances, marketable securities available for sale, cash generated from operations and existing sources of and access to financing are adequate to fund our operating needs, capital expenditures, debt service requirements and our plans to repurchase stock or pursue other strategic business initiatives for the foreseeable future.

We consider the unrepatriated cumulative earnings of our foreign subsidiaries to be invested indefinitely outside the United States.  In providing for our liquidity requirements in the U.S. we do not rely on these unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

Share Repurchase Program:  In August 2011, our Board of Directors approved additional purchases of up to $2.0 billion of our common stock. We have approximately $2.034 billion remaining for future share repurchases, including all previous authorizations.  During the nine-month-period ended September 30, 2011 we have used $1.574 billion for share repurchases.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities.  All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale.  We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase.  The $22.2 million decrease in cash, cash equivalents and marketable securities available for sale at September 30, 2011 compared to December 31, 2010 was primarily due to the $1.574 billion cash paid out under our share repurchase program, partly offset by cash generated from operations and short-term borrowings.

Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs.  Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.  For more information related to the fair value and valuation of our marketable securities, see Note 7 to the Notes to the Consolidated Financial Statements included elsewhere in this report.

Accounts Receivable, Net:  Accounts receivable, net increased by $181.7 million to $888.2 million as of September 30, 2011 compared to December 31, 2010, primarily due to increased U.S. and international sales of REVLIMID®, VIDAZA® and ABRAXANE®, resulting in an increase in amounts due primarily from certain European countries.   Days of sales outstanding at September 30, 2011 increased to 66 days compared to 59 days at December 31, 2010.  The increase in days of sales outstanding was primarily due to increased international sales in countries where payment terms are typically greater than 60 days, thereby extending collection periods beyond those in the United States.  We expect this trend to continue as our international sales continue to expand.

We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt crisis in certain European countries and associated impacts on the financial markets and our business.  Our total net receivables in Spain, Italy and Portugal amounted to $366.1 million at September 30, 2011 compared to $231.6 million at December 31, 2010.  We have not experienced significant losses or write-offs with respect to the collection of our accounts receivable in these countries. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece.

Inventory:  Inventory balances decreased by $72.6 million to $187.5 million at September 30, 2011 compared to December 31, 2010, primarily due to a $90.3 million reduction in ABRAXANE® inventory related to the inventory step-up adjustment to fair value resulting from the acquisition of Abraxis, which flowed through cost of goods sold during the nine-month period ended September 30, 2011, partly offset by an increase in REVLIMID® and VIDAZA® inventories, attributable to higher sales levels.

Other Current Assets:  Other current assets decreased by $32.1 million to $242.9 million as of September 30, 2011 compared to December 31, 2010 primarily due to decreases in prepaid taxes and prepaid royalties related to VIDAZA® sales, which were partly offset by an increase in the fair value of foreign currency forward contracts.

Commercial Paper:  In September 2011, we entered into a commercial paper program, or the Program, under which we issues unsecured commercial paper notes, or Commercial Paper, on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion, the proceeds of which will be used for general corporate purposes.  The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue.  The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis.  Borrowings under the Program are accounted for as short-term borrowings.  As of September 30, 2011, $269.1 million of Commercial Paper was outstanding bearing an effective interest rate of 0.4%.

Senior Unsecured Credit Facility:  In September 2011, we entered into a senior unsecured revolving credit facility, or the Credit Facility, providing for revolving credit in the aggregate amount of $1.0 billion.  Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum), up to a maximum aggregate amount of $1.250 billion.

The Credit Facility has a five-year term and amounts may be borrowed for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of September 30, 2011 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all debt covenants as of September 30, 2011.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities decreased by $124.4 million to $871.6 million as of September 30, 2011 compared to December 31, 2010.  The decrease was primarily due to the payment of $180.0 million of contingent consideration related to the purchase of Gloucester, which had a fair value of $171.9 million on December 31, 2010. This decrease was partly offset by increases in governmental rebates and Medicaid reimbursements, clinical trial accruals and accrued interest expense.

Income Taxes Payable (Current and Non-Current):  Income taxes payable increased by $78.1 million to $641.5 million as of September 30, 2011 compared to December 31, 2010, primarily from the current provision for income taxes of $212.1 million, mostly offset by tax payments of $79.2 million, a reduction of prepaid income taxes of $32.1 million and a tax benefit of stock options of $19.4 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2011 and 2010 were as follows:

	Nine-Month Periods Ended
	September 30,
(In thousands $)	2011	2010	Change

Net cash provided by operating activities	$1,338,473	$976,711	$361,762
Net cash provided by (used in) investing activities	$312,004	$797,167	$(485,163)
Net cash provided by (used in) financing activities	$(1,197,330)	$(40,322)	$(1,157,008)

Operating Activities:  Net cash provided by operating activities for the nine-month period ended September 30, 2011 increased by $361.8 million to $1.338 billion as compared to the nine-month period ended September 30, 2010.  The increase in net cash provided by operating activities was primarily attributable to the continued expansion of our operations and related increase in net earnings.

Investing Activities: Net cash provided by investing activities for the nine-month period ended September 30, 2011 decreased by $485.2 million to $312.0 million as compared to the nine-month period ended September 30, 2010.  The decrease in net cash provided by investing activities was principally related to a reduced level of proceeds from the net sales of marketable securities and a cash use of $180.0 million for the payment of a contingent consideration milestone related to the purchase of Gloucester, partially offset by $93.2 million of net proceeds from the sale of non-core assets in April 2011.  Net sales of marketable securities available for sale amounted to $487.7 million during the nine-month period ended September 30, 2011 compared to net sales of $1.210 billion in the nine-month period ended September 30, 2010.

Financing Activities:  Net cash used in financing activities for the nine-month period ended September 30, 2011 was $1.197 billion compared to $40.3 million for the nine-month period ended September 30, 2010.  The $1.157 billion increase in net cash used in financing activities in 2011 was primarily attributable to $1.574 billion of cash used for the repurchase of our common stock during the nine-month period ended September 30, 2011 compared to $105.4 million of cash used during the nine-month period ended September

30, 2010.  The Commercial Paper program initiated in September 2011 resulted in net borrowings of $269.1 million during the nine-month period ended September 30, 2011.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2010 Annual Report on Form 10-K.  There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2010 aside from those disclosed in Notes 16 and 17 to the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity.  These guidelines are reviewed periodically and may be modified depending on market conditions.  Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.  At September 30, 2011, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, our note payable and certain foreign currency forward contracts.

Marketable Securities Available for Sale:  At September 30, 2011, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security.  U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt—global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.

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

As of September 30, 2011, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows:

	Duration
	Less than
(In thousands $)	1 Year	1 to 3 Years	3 to 5 Years	Total

Principal amount	$164,898	$506,567	$91,375	$762,840
Fair value	$171,428	$516,676	$95,632	$783,736
Weighted average interest rate	1.4%	0.7%	1.6%	1.0%

Long-Term Debt:   On October 7, 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040. The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount amortized as additional interest expense over the period from issuance through maturity.  Offering costs of approximately $10.5 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.  Interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.  At September 30, 2011, the fair value of our senior notes outstanding was $1.316 billion.

Note Payable:  In December 2006, we purchased an active pharmaceutical ingredient, or API, manufacturing facility and certain other assets and liabilities from Siegfried.  At September 30, 2011, the fair value of our note payable to Siegfried approximated its carrying value of $22.6 million.  Assuming other factors are held constant, an increase in interest rates generally will result in a decrease in the fair value of the note.  The note is denominated in Swiss francs and its fair value will also be affected by changes in the U.S. dollar / Swiss franc exchange rate.  The carrying value of the note reflects the U.S. dollar / Swiss franc exchange rate and Swiss interest rates.

Foreign Currency Forward Contracts:  We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at September 30, 2011 and December 31, 2010 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges under ASC 815 and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows:

(In thousands $)	Notional Amount
Foreign Currency	September 30, 2011	December 31, 2010

Australian Dollar	$14,280	$51,809
British Pound	—	58,440
Canadian Dollar	93,768	133,128
Euro	794,766	675,438
Japanese Yen	647,960	632,962
Swiss Franc	56,376	77,669
Others	—	2,835
Total	$1,607,150	$1,632,281

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract.  As of December 31, 2010, credit risk did not materially change the fair value of our foreign currency forward contracts.

We recognized decreases in net product sales for certain effective cash flow hedge instruments of $4.8 million and $7.8 million for the three- and nine-month periods ended September 30, 2011, respectively, and increases of $20.6 million and $41.7 million for the three- and nine-month periods ended September 30, 2010, respectively.  These settlements were recorded in the same period as the related forecasted sales occurred.  Changes in time value, which we excluded from the hedge effectiveness assessment, were included in other income (expense), net.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges under ASC 815 and, accordingly, any changes in their fair value are recognized in other income (expense), net in the current period.  Changes in the fair value of these currency forward contracts that have not been designated as hedges resulted in losses of $46.6 million and $11.7 million for the three- and nine-month periods ended September 30, 2011, respectively, compared to losses of $49.7 million and $4.2 million for the three- and nine-month periods ended September 30, 2010, respectively.  The aggregate notional amounts of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2011 and December 31, 2010 were $1.023 billion and $848.6 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates.  Assuming that the September 30, 2011 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $254.2 million.  However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

We enter into interest rate swap contracts to convert a portion of our interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on our cash equivalent and investment balances.  There were no interest rate swap contracts outstanding at September 30, 2011.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.        Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 18 included in Part I, Item 1, Unaudited Financial Statements - Notes to Unaudited Consolidated Financial Statements.

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

We have received a Paragraph IV Certification Letter dated August 30, 2010, advising us that Natco Pharma Limited of Hyderabad, India, or Natco, submitted an ANDA to the FDA. See Part I, Item 1, Note 18 to Notes to Unaudited Consolidated Financial Statements included elsewhere in this report for further information.

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

In the first quarter of 2011, we received a letter from the United States Attorney for the Central District of California informing us that we were under investigation relating to our promotion of the drugs THALOMID® and REVLIMID® regarding off-label marketing and improper payments to physicians.  We are cooperating with the United States Attorney in connection with this investigation.

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

We have contracted with distributors, to distribute REVLIMID®, THALOMID®, VIDAZA®, ABRAXANE® and ISTODAX®.  If our distributors fail to perform and we cannot secure a replacement distributor within a reasonable period of time, we may experience adverse effects to our business and results of operations.

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

Our business could be adversely affected if we are unable to service our obligations under our incurred indebtedness.

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

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis BioScience, Inc. and in connection with our acquisition, contingent value rights, or CVRs, were issued under a CVR Agreement entered into between us and American Stock Transfer & Trust Company, LLC, as trustee. A copy of the CVR Agreement was filed on Form 8-A with the Securities and Exchange Commission on October 15, 2010.  Pursuant to the CVR Agreement, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of certain milestone and net sales payments if certain specified conditions are satisfied. For more information, see Note 3 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)                Issuer Purchases of Equity Securities

The following table presents the total number of shares purchased during the three-month period ended September 30, 2011, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our publicly announced repurchase program:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs

July 1 - July 31	2,335,000	$60.49	2,335,000	$777,405,462
August 1 - August 31	11,014,200	$55.25	11,014,200	$2,168,902,615
September 1 - September 30	2,200,200	$61.46	2,200,200	$2,033,677,841

In April 2009, our Board of Directors approved a $0.5 billion common share repurchase program, which was subsequently increased by $3.5 billion to an aggregate of up to $4.0 billion of our common shares that may be repurchased under this program.  Approved amounts exclude share repurchase transaction fees.

As of September 30, 2011 an aggregate 35,676,097 common shares were repurchased under the program at an average price of $55.12 per common share and total cost of $1.967 billion, including share repurchase transaction fees.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits.

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

DATE: November 2, 2011	By:	/s/Jacqualyn A. Fouse
Jacqualyn A. Fouse
Senior Vice President and Chief Financial Officer

DATE: November 2, 2011	By:	/s/Andre Van Hoek
Andre Van Hoek
Corporate Controller and Chief Accounting Officer