Form 10-K
period 2011-12-31
CELGENE CORP /DE/
filed 2012-02-22
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34912

CELGENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2711928 (I.R.S. Employer Identification No.)
86 Morris Avenue Summit, New Jersey (Address of principal executive offices)	07901 (Zip Code)

(908) 673-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market
Contingent Value Rights	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant's most recently completed second quarter, was $27,747,802,356 based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.

There were 438,810,304 shares of Common Stock outstanding as of February 16, 2012.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

Part II, Item 5.	Equity Compensation Plan Information.
Part III, Item 10.	Directors, Executive Officers and Corporate Governance.
Part III, Item 11.	Executive Compensation.
Part III, Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Part III, Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Part III, Item 14.	Principal Accountant Fees and Services.

CELGENE CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

Celgene Corporation and its subsidiaries (collectively "we," "our," "us" or the "Company") is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. We are dedicated to innovative research and development which is designed to bring new therapies to market, and we are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE® and ISTODAX®. Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include pomalidomide and apremilast, our leading oral anti-cancer and anti-inflammatory agents, PDA-001, our leading cellular therapy, oral azacitidine, CC-223 and CC-115 for hematological and solid tumor malignancies, CC-122, our anti-cancer pleiotropic pathway modifier, and ACE-011 and ACE-536 biological products for anemia in several clinical settings of unmet need. We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.

In 1986, we were spun off from Celanese Corporation and, in July 1987, completed an initial public offering. Our initial operations focused on the research and development of chemical and biotreatment processes for the chemical and pharmaceutical industries. In the intervening years, we invested significantly in developing additional internal pharmaceutical programs and have completed a number of strategic acquisitions that strengthened our research and manufacturing capabilities in addition to enhancing our commercial product portfolio. Our most recent strategic acquisitions included:

  •
  In January 2012, we and Avila Therapeutics, Inc., or Avila, a privately-held biotechnology company, announced a definitive merger agreement under which we will acquire Avila for $350.0 million in cash plus up to $575.0 million in contingent development and regulatory approval milestones. The acquisition is expected to expand our leading role in the future treatment of hematologic cancers with Avila's AVL-292, a highly-selective Bruton's tyrosine kinase (Btk) inhibitor, currently in phase I clinical development. In addition, Avila's proprietary Avilomics™ platform will augment our investment in the discovery and development of novel therapeutics. The transaction is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and will be accounted for as an acquisition of a business.

  •
  In October 2010, we acquired Abraxis Bioscience Inc., or Abraxis, a fully integrated global biotechnology company dedicated to the discovery, development and delivery of next-generation therapeutics and core technologies that offer patients treatments for cancer and other critical illnesses. The acquisition of Abraxis accelerates our strategy to become a global leader in oncology and added ABRAXANE®, which is based on Abraxis' proprietary tumor-targeting platform known as nab® technology, to our portfolio of leading cancer products.

  •
  In January 2010, we acquired Gloucester Pharmaceuticals, Inc., or Gloucester, a privately held pharmaceutical company which developed new therapies that address unmet medical needs in the treatment of hematological cancers, including cutaneous T-cell lymphoma, or CTCL, peripheral T-cell lymphoma, or PTCL, and other hematological malignancies. Gloucester added ISTODAX® to our product portfolio and advanced our leadership position in the development of disease-altering therapies through innovative approaches for patients with rare and debilitating blood cancers.

For the year ended December 31, 2011, we reported revenue of $4.842 billion, net income of $1.318 billion and diluted earnings per share of $2.85. Revenue increased by $1.216 billion in 2011 compared to the year ended December 31, 2010 primarily due to our continuing expansion into international markets, growth of REVLIMID® and VIDAZA® in both U.S. and international markets and the inclusion of a full year's sales of ABRAXANE® in 2011. Net income and earnings per share increases in 2011 reflect the earnings contributions from a higher sales level, partly offset by increased spending for new product launches, research and development, and expansion of our international operations.

Our future growth and operating results will depend on the continued acceptance of our marketed products, future regulatory approvals and successful commercialization of new products and new product indications, depth of our product pipeline, competition with our marketed products and protection of our intellectual property. See also, Forward-Looking Statements and Risk Factors contained in Part I, Item 1A of this Annual Report on Form 10-K.

COMMERCIAL STAGE PRODUCTS

REVLIMID® (lenalidomide):    REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets, in combination with dexamethasone, for treatment of patients with multiple myeloma who have received at least one prior therapy. It is also marketed in the United States and certain international markets for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities.

REVLIMID® is distributed in the United States through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to help ensure the safe and appropriate distribution and use of REVLIMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.

REVLIMID® continues to be evaluated in numerous clinical trials worldwide either alone or in combination with one or more other therapies in the treatment of a broad range of hematological malignancies, including multiple myeloma, MDS, various lymphomas, chronic lymphocytic leukemia, or CLL, other cancers and other diseases.

VIDAZA® (azacitidine for injection):    VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network and is marketed in the United States for the treatment of all subtypes of MDS. The U.S. regulatory exclusivity for VIDAZA® expired in May 2011. If a generic version of VIDAZA® is successfully launched, we may quickly lose a significant portion of our sales for this product in the United States. In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS as well as acute myeloid leukemia, or AML, with 30% blasts and has been granted orphan drug designation for the treatment of MDS and AML.

THALOMID® (thalidomide):    THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence.

THALOMID® is distributed in the United States under our "System for Thalidomide Education and Prescribing Safety," or S.T.E.P.S.®, program, which we developed and is a proprietary comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is also distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to help ensure the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.

ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension):    ABRAXANE®, which was obtained in the 2010 acquisition of Abraxis, is a solvent-free chemotherapy treatment option for metastatic breast cancer which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. It is approved for the treatment of metastatic breast cancer in the United States and specific international markets. ABRAXANE® is currently in various stages of investigation for the treatment of the following cancers: expanded applications for metastatic breast; non-small cell lung; malignant melanoma; pancreatic; bladder and ovarian.

ISTODAX® (romidepsin):    ISTODAX®, which was obtained in the 2010 acquisition of Gloucester, is approved in the United States for the treatment of CTCL in patients who have received at least one prior systemic therapy. Additionally, in June 2011, ISTODAX® received approval for the treatment of PTCL in patients who have received at least one prior therapy. ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin's T-cell lymphomas, which includes CTCL and PTCL. The European Agency for the Evaluation of Medicinal Products, or EMA, has granted orphan drug designation for ISTODAX® for the treatment of both CTCL and PTCL.

FOCALIN®, FOCALIN XR® and RITALIN LA®:    We licensed the worldwide rights (excluding Canada) regarding certain chirally pure forms of methylphenidate for FOCALIN® and FOCALIN XR® to Novartis. We also licensed to Novartis the rights related to long-acting formulations of methylphenidate and dex-methylphenidate products which are used in FOCALIN XR® and RITALIN LA®. As a result of the grant of these licenses we receive royalties on sales of these products.

Product Development:    We devote significant resources to research and development programs in an effort to discover and develop potential future product candidates. Research and development expenses amounted to $1.600 billion in 2011, $1.128 billion in 2010, and $0.795 billion in 2009. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease indication. There are many difficulties and uncertainties inherent in research and development and the introduction of new products, including a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and significant cost. Failure can occur at any point in the process, including after the product is approved based on post-market factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs to manufacture, or infringement of the patents or intellectual property rights of others. Delays and uncertainties in the Food and Drug Administration, or FDA, approval process and the approval processes in other countries can result in delays in product launches and lost market opportunity. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval, and which will be commercially viable and generate profits. Successful results in preclinical or phase I/II clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.

  Phase I Clinical Trials

  Phase I clinical trials begin when regulatory agencies allow a request to initiate clinical investigations of a new drug or product candidate and usually involve up to 50 healthy volunteers or patients. The tests study a drug's safety profile, and may include a preliminary determination of a drug or product candidate's safe dosage range. The phase I clinical study also determines how a drug is absorbed, distributed, metabolized and excreted by the body, and therefore the potential duration of its action. Phase I clinical studies generally take from one to three years to complete.

  Phase II Clinical Trials

  Phase II clinical trials are conducted on a limited number of patients with the targeted disease. An initial evaluation of the drug's effectiveness on patients is performed and additional information on the drug's safety and dosage range is obtained. Our phase II clinical trials normally include up to 200 patients and may take as much as two to three years to complete.

  Phase III Clinical Trials

  Phase III clinical trials typically include controlled multi-center trials and involve a larger target patient population that normally includes from 500 to 1,500 patients to ensure that study results are statistically significant. During phase III clinical trials, physicians monitor patients to determine efficacy and to gather further information on safety. These trials are generally global in nature and are designed to generate all of the data necessary to submit the product to regulatory agencies for marketing approval. Phase III testing varies by disease state, but can often last from two to seven years.

  Regulatory Review

  If a product successfully completes phase III clinical trials and is submitted to governmental regulators, such as the FDA in the United States or the EMA in the European Union, the time to final marketing approval can vary from six months (for a U.S. filing that is designated for priority review by the FDA) to several years, depending on a number of variables, such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the agency(ies) to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval, or that decisions on marketing approvals or indications will be consistent across geographic areas.

Current pivotal or phase III trials of our commercial stage products and their targeted disease indications are outlined in the following table:

Product	Disease Indication	Status	Current Trial Beginning Date

REVLIMID	Newly Diagnosed Multiple Myeloma	Phase III ongoing; Submitted EU regulatory filing; US regulatory filing pending	August 2008
	Maintenance Therapy for Multiple Myeloma	Phase III trials ongoing	December 2004
	MDS del 5q	Submitted EU regulatory filing	N/A
	MDS non-del 5q	Phase III trial ongoing	February 2010
	Mantle Cell Lymphoma for U.S. filing	Phase II ongoing	January 2009
	Mantle Cell Lymphoma for EU filing	Phase II ongoing	April 2009
	Diffuse Large B Cell Lymphoma	Phase II/III enrolling	July 2010
	Diffuse Large B Cell Lymphoma Maintenance	Phase III enrolling	May 2009
	Follicular Lymphoma Consolidation & Maintenance	Phase III enrolling	December 2011
	CLL First Line	Phase III ongoing	November 2009
	CLL Maintenance	Phase III ongoing	February 2009
VIDAZA	AML	Phase III trial enrolling	October 2010
ISTODAX	PTCL	Submitted EU regulatory filing	N/A
ABRAXANE	Non-small cell lung cancer	Submitted U.S. regulatory filing	N/A
	Pancreatic Cancer	Phase III trial ongoing	May 2009
	Melanoma	Phase III trial ongoing	April 2009

PRECLINICAL AND CLINICAL—STAGE PIPELINE

Our preclinical and clinical-stage pipeline of new drug candidates and cell therapies is highlighted by multiple classes of small molecule, orally administered therapeutic agents designed to selectively regulate disease-associated genes and proteins. The product candidates in our pipeline are at various stages of preclinical and clinical development.

Pomalidomide:    Pomalidomide is a proprietary, distinct, small molecule that is orally available and modulates the immune system and other biologically important targets. Pomalidomide is being evaluated in a phase III clinical trial for the treatment of myelofibrosis and a phase III clinical trial evaluating pomalidomide as a treatment for patients with relapsed/refractory multiple myeloma is currently accruing patients. Regulatory filings for relapsed/refractory multiple myeloma are targeted for submission in the U.S. and Europe in first half of 2012.

ORAL ANTI-INFLAMMATORY AGENTS:    We are developing novel, orally available small molecules that specifically target PDE4, an intracellular enzyme that modulates the production of multiple pro-inflammatory and anti-inflammatory mediators including interleukin-2 (IL-2), IL-10, IL-12, IL-23, INF-gamma, TNF-a, leukotrienes, and nitric oxide synthase. Our lead investigational drug, apremilast (CC-10004), has shown efficacy in phase II studies for the treatment of moderate to severe psoriasis and active psoriatic arthritis and is currently being evaluated in a phase II trial for rheumatoid arthritis and six phase III multi-center international clinical trials. A phase III clinical trial is planned to evaluate apremilast's efficacy in ankylosing spondylitis. In addition, we are investigating our next generation oral PDE4 inhibitor, CC-11050, a unique anti-inflammatory compound with the potential to treat a variety of chronic inflammatory conditions such as Cutaneous Lupus Erythematosus, or CLE.

KINASE INHIBITORS:    We have generated valuable intellectual property in the identification of multiple kinases that regulate pathways critical in inflammation and oncology. Our oral kinase inhibitor platform includes inhibitors of the c-Jun N-terminal kinase, or JNK, mTOR kinase, spleen tyrosine kinase, or Syk, c-fms tyrosine kinase, or c-FMS, and DNA-dependent protein kinase, or DNAPK. Our oral Syk, c-FMS and DNAPK kinase inhibitors are being investigated in pre-clinical studies and we are targeting human trials in 2012. Our new second generation JNK inhibitor, tanzisertib (CC-930), is currently being evaluated in a phase II trial for the treatment of idiopathic pulmonary fibrosis and a phase II trial for the treatment of discoid lupus is currently accruing patients.

Amrubicin:    Amrubicin is a third-generation fully synthetic anthracycline molecule with potent topoisomerase II inhibition. The regulatory strategy for international markets is being evaluated.

CELLULAR THERAPIES:    At Celgene Cellular Therapeutics, or CCT, we are researching stem cells derived from the human placenta as well as from the umbilical cord. CCT is our state-of-the-art research and development division dedicated to fulfilling the promise of cellular technologies by developing cutting-edge products and therapies to significantly benefit patients. Our goal is to develop proprietary cell therapy products for the treatment of unmet medical needs.

Stem cell based therapies offer the potential to provide disease-modifying outcomes for serious diseases which lack adequate therapy. We have developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, auto-immune diseases including Crohn's disease, multiple sclerosis, neurological disorders including stroke and amyotrophic lateral sclerosis, or ALS, graft-versus-host disease, and other immunological / anti-inflammatory, rheumatologic and bone disorders. We have initiated phase II studies for our human placenta derived cell product, PDA-001, to evaluate it as a potential treatment for patients with moderate-to-severe Crohn's disease refractory to oral corticosteroids and immune suppressants, patients with rheumatoid arthritis, and patients with sarcoidosis. A phase Ib study is also underway to evaluate PDA-001 as a potential treatment for patients with multiple sclerosis.

We also maintain investigational new drug applications, or INDs, with the FDA for a trial with human umbilical cord blood in sickle cell anemia, and to support a study to assess the safety of the transplantation of human placental-derived stem cells with umbilical cord blood stem cells in subjects with certain malignant hematological diseases and non-malignant disorders. We are continuing additional preclinical and clinical research to define further the potential of placental-derived stem cells and to characterize other placental-derived products.

SOTATERCEPT (ACE-011):    We have collaborated with Acceleron Pharma, Inc., or Acceleron, to develop sotatercept. Sotatercept acts as a decoy receptor for members of the growth and differentiation factor, or GDF, family of ligands that bind the ACTIIRA receptor, with highest affinity for Activin A, Activin B and GDF-11. Two phase I clinical studies have been completed and two phase II studies are closed and awaiting completion of the clinical study report. An additional phase II clinical study has been initiated and is currently ongoing related to treatments for end-stage renal anemia and to evaluate effects on red blood cell mass and plasma volume.

CELGENE LEADING PRODUCT CANDIDATES

The development of our leading new drug candidates and their targeted disease indications are outlined in the following table:

Product	Disease Indication	Status	Current Trial Beginning Date

Pomalidomide (CC-4047)	Myelofibrosis	Phase III trial ongoing	September 2010
	Multiple myeloma	Phase II trial completed	N/A
U.S. and EU regulatory filings pending
	Multiple myeloma	Phase III trial enrolling	April 2011
Oral Anti-Inflammatory:
Apremilast (CC-10004)	Psoriasis	Phase III trials ongoing	September 2010
	Psoriatic arthritis	Phase III trials ongoing	June 2010
	Rheumatoid arthritis	Phase II trial ongoing	December 2010
	Ankylosing Spondylitis	Phase III trial planned	June 2012
CC-11050	Cutaneous lupus	Phase II trial enrolling	February 2011
Kinase Inhibitors:
Tanzisertib (CC-930)	Idiopathic pulmonary fibrosis	Phase II trial ongoing	January 2011
	Discoid Lupus	Phase II trial enrolling	November 2011
Cellular Therapies:
PDA-001	Crohn's disease	Phase II trial ongoing	August 2010
	Multiple sclerosis	Phase Ib trial ongoing	December 2010
	Rheumatoid arthritis	Phase II trial ongoing	December 2010
	Sarcoidosis	Phase II trial ongoing	September 2011
Activin Biology:
Sotatercept (ACE-011)	Renal anemia	Phase II trial ongoing	June 2010
ACE-536	Anemia in MDS	Phase I trial ongoing	September 2011
Novel Anti-tumor Agents:
CC-223	Solid Tumors, Non-Hodgkin Lymphoma, Multiple Myeloma	Phase I trial ongoing	July 2010
CC-115	Solid Tumors, Non-Hodgkin Lymphoma, Multiple Myeloma	Phase I trial ongoing	April 2011
CC-122	Solid Tumors, Non-Hodgkin Lymphoma, Multiple Myeloma	Phase I trial ongoing	September 2011
Oral Azacitidine	Solid Tumors	Phase II trial ongoing	November 2011
	MDS	Phase II trial ongoing	September 2010

PATENTS AND PROPRIETARY TECHNOLOGY

We consider intellectual property protection (including, but not limited to, patents and regulatory exclusivities) relative to certain products, particularly those products discussed below, to be critical to our operations. For many of our products, in addition to compound patents, we hold other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the product patent.

KEY PRODUCTS: TABLE OF EXCLUSIVITIES

The following table shows the expected expiration dates in the United States and in Europe of the last-to-expire period of exclusivity (regulatory or patent) related to the following approved drugs and are subject to challenges and risk factors as described herein:

	U.S.	Europe
REVLIMID® brand drug	2027	2024
(U.S. and European Patent Office, or EPO, drug substance patents)
THALOMID® brand drug	2023	2019
(Use and/or drug product patents)
VIDAZA® brand drug	2011	2018
(U.S. and EMA regulatory exclusivities only)
ABRAXANE® brand drug	2024	2022
(U.S. and EPO use/drug product patents)
ISTODAX® brand drug	2021	(10 years regulatory
(U.S. drug substance patents)		exclusivity upon approval)
(EMA regulatory exclusivity upon approval)
FOCALIN® brand drug	2015	N/A
(U.S. use patents)
FOCALIN XR® brand drug	2015	2018
(U.S. use patents)
(EPO drug product patent)

In the United States, the patents covering the REVLIMID® brand drug include 14 patents that are listed in the U.S. Orange Book, all of which are assigned to us. The last-to-expire patent (2027), U.S. Patent No. 7,465,800, covers certain polymorphic forms of the pharmaceutically active ingredient of REVLIMID® brand drug.

REVLIMID® brand drug is also covered in foreign countries by certain patents and patent applications that are equivalent to those listed in the U.S. Orange Book. For example, patents related to the active pharmaceutical ingredient, uses and pharmaceutical compositions are granted in Europe. The patents are currently scheduled to expire in 2017 or 2018, except that patents granted in certain European countries such as, for example, Spain, France, Italy, Germany and the United Kingdom will not expire until 2022 due to the Supplementary Protection Certificates, or SPCs, granted in these countries. In addition, patents in Europe that relate to certain polymorphic forms of the pharmaceutically active ingredient of REVLIMID® brand drug will not expire until 2024.

The patents covering THALOMID® brand drug in the United States include 15 patents that are listed in the U.S. Orange Book. The last-to-expire patent that is assigned to us (2023), U.S. Patent No. 7,230,012, covers marketed THALOMID® formulations.

In foreign countries, THALOMID® brand drug is also covered by certain patents and patent applications that are equivalent to those listed in the U.S. Orange Book. Patents related to the approved uses of thalidomide are granted in Europe. The patents are currently scheduled to expire in 2014 or 2017, except that patents granted in certain European countries, such as for example, Spain, France and Italy, will not expire until 2019 due to the SPCs granted in these countries.

Exclusivity with respect to the currently approved formulation for VIDAZA® brand drug stems from regulatory mechanisms. In the United States, orphan drug exclusivity with respect to VIDAZA® brand drug expired in May 2011. In Europe, new drug and orphan exclusivities relative to VIDAZA® brand drug will expire in December 2018.

The patents covering ABRAXANE® brand drug in the United States include ten patents that are listed in the U.S. Orange Book. The last-to-expire patent (2024), U.S. Patent No. 7,820,788, covers marketed ABRAXANE® formulations. In Europe, new drug exclusivity relative to ABRAXANE® brand drug expires in 2018. We have applied for and received in certain European countries SPCs relative to EP 0 961 612 B1 that extend exclusivity for ABRAXANE® brand drug to 2022. EP 0 961 612 B1, which was under opposition at the European Patent Office by Teva Pharmaceutical Industries Ltd., was confirmed at a hearing in November 2011 in all relevant respects. There is a possibility that Teva will appeal this decision in February 2012.

Our acquisition of Gloucester included the acquisition of certain intellectual properties relative to ISTODAX® brand drug. These patents, listed in the U.S. Orange Book, expire in August 2021.

In the United States, the patents covering FOCALIN® brand drug include three patents that are listed in the U.S. Orange Book. All of these patents are assigned to us. These patents all expire in December 2015.

In the United States, the patents covering FOCALIN XR® brand drug comprise six patents that are listed in the U.S. Orange Book. All of these patents are assigned to us. These patents all expire in December 2015. A relevant European patent, owned by us, expires in June 2018.

In the United States, the patents covering RITALIN LA® brand drug comprise three patents that are listed in the U.S. Orange Book. All of these patents are assigned to us. These patents all expire in December 2015. A relevant European patent, owned by us, expires in June 2018. Actavis Group, a generic manufacturer, has announced that they have launched a generic version of RITALIN LA® in January 2012.

With respect to our U.S. patents for FOCALIN®, FOCALIN XR® and RITALIN LA® brand drugs litigations with generic drug companies (e.g. TEVA Pharmaceuticals USA, Inc., IntelliPharmaCeutics Corp., Actavis South Atlantic LLC, Abrika Pharmaceuticals, Inc., Barr Pharmaceutical, Inc. and KV Pharmaceutical Company), were resolved pursuant to confidential settlements which allow for the entrance of their respective generic products in the United States prior to the 2015 patent expirations in the event their respective abbreviated new drug applications, or ANDA, receive FDA approval.

As noted above, patent protection is very important to us and our business and, therefore, we have applied for and received SPCs in Europe relative to certain in-licensed thalidomide patents.

These SPCs, reflected in the chart above, extend the terms of these patents relative to certain uses of thalidomide to 2019. In addition, we have applied for and received SPCs to 2022 in Europe relative to both REVLIMID® and ABRAXANE® brand drug. In the United States, we have been granted a patent term extension of a REVLIMID® composition of matter patent to 2019. By way of further example, in the United States, and as reflected in the chart above, we have been granted patent term adjustment with respect to a REVLIMID® polymorph patent; this patent is presently scheduled to expire in 2027.

Patent term extensions have been granted in other markets as well, including Australia and Korea, relative to certain of our patents covering lenalidomide. Patent term extension applications relative to lenalidomide also are pending in Japan. Further, patent term extensions relative to ABRAXANE® brand drug have been secured and/or are actively being sought in Australia, Japan, Russia and Korea. In addition, we have actively considered and may pursue alternate exclusivity strategies, mostly related to international treaties, in a variety of countries throughout Latin America.

Trade secret strategies also are integral to our success. There exist certain trade secrets related to many of our key products.

Our brand names, logos and trademarks are also important to us and in the aggregate important to our success. We maintain both registered and common law trademarks. Common law trademark protection typically continues where and for as long as the mark is used. Registered trademarks continue in each country for as long as the trademark is registered.

In total, we own or have exclusively licensed over 290 issued U.S. patents. In addition, approximately 400 additional pending patent applications are owned by or exclusively licensed to us. We have a policy to seek worldwide patent protection for our inventions and have foreign patent rights corresponding to most of our U.S. patents.

In August 2001, we entered into an agreement, termed the "New Thalidomide Agreement," with EntreMed, Inc., or EntreMed, Children's Medical Center Corporation, or CMCC, and Bioventure Investments kft, relating to patents and patent applications owned by CMCC, which agreement superseded several agreements already in place between CMCC, EntreMed and us. Pursuant to the New Thalidomide Agreement, CMCC directly granted to us an exclusive worldwide license under the relevant patents and patent applications relating to thalidomide. Several U.S. and European patents have been issued to CMCC in this patent family and certain of these patents expire in 2014 and 2017. We have applied for and received SPCs in Europe relative to certain of these issued CMCC thalidomide patents. These SPCs extend the terms of these patents relative to uses of thalidomide to 2019. Corresponding foreign patent applications and additional U.S. patent applications are still pending.

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

CCT, our cellular therapeutics subsidiary, seeks patent protection for the collection, processing, composition, formulation and uses of mammalian placental and umbilical cord tissue and placental and umbilical cord stem cells, as well as cells and biomaterials derived from the placenta. As of December 2011, CCT owned, in whole or in part, 18 U.S. patents, including claims to novel cells and cellular compositions. In addition, CCT has approximately 75 U.S. patent applications, including pending provisional applications.

Our patents are regularly subject to challenge by generic drug companies and manufacturers. See Part I, Item 3, "Legal Proceedings." We rely on several different types of patents to protect our products, including, without limitation, compound, polymorph, formulation and method of use patents. We do not know whether any of these patents will be circumvented, invalidated or found unenforceable as a result of challenge by generic companies or manufacturers. For a more detailed discussion of risks related to our patent portfolio, see Part I, Item 1A. "Risk Factors."

GOVERNMENTAL REGULATION/EXCLUSIVITIES AFFORDED BY REGULATORY AUTHORITIES

Governmental Regulation:    Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Most, if not all, of our therapeutic products require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing approval requirements by the FDA and regulatory authorities in other countries. In the United States, various federal and, in some cases, state statutes and regulations also govern or impact upon the manufacturing, testing for safety and effectiveness, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations, requires the expenditure of substantial resources. Regulatory approval, if and when obtained, may be limited in scope which may significantly limit the indicated uses for which a product may be marketed. Further, approved drugs, as well as their manufacturers, are subject to ongoing post-marketing review, inspection and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure by us, our suppliers of manufactured drug product, collaborators or licensees to obtain or maintain, or any delay in obtaining, regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit sharing payments.

Clinical Development:    The activities required before a product may be marketed in the United States and other countries begin with preclinical testing not involving human subjects. Preclinical tests include laboratory evaluation of a product candidate's chemistry and its biological activities and the conduct of animal studies to assess the potential safety and efficacy of a product candidate and its formulations. The results of these studies must be submitted to the FDA as part of an IND application which must be reviewed by the FDA primarily for safety considerations before proposed clinical trials in humans can begin.

In the United States, the FDA may grant "fast track" status (a process designed to facilitate the development and expedite the review of drugs) to products that treat serious diseases and fill an unmet medical need. In addition, most drugs with fast track status would be considered candidates for priority review, which generally means that the time it takes the FDA to review a new drug application, or NDA, is reduced.

Typically, clinical trials involve a three-phase process as previously described. In some cases, further studies (phase IV) are required as a condition for an NDA or biologics license application, or BLA, approval to provide additional information concerning the drug or product. The FDA requires monitoring of all aspects of clinical trials and reports of all adverse events must be made to the agency before drug approval. We may have limited control over studies conducted with our proprietary compounds or biologics if such studies are performed by others (e.g., cooperative groups or other companies in active control trials).

FDA Review and Approval:    The results of the preclinical testing and clinical trials are submitted to the FDA as part of an NDA or BLA for evaluation to determine if there is substantial evidence that the product is safe and effective for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval or deny approval by requesting additional information, even new clinical trials, if it determines that the application does not satisfy its regulatory approval criteria. When an NDA or BLA is approved, the NDA or BLA holder must (a) employ a system for obtaining reports of drug adverse experience and side effects associated with the drug and make appropriate submissions to the FDA and (b) timely advise the FDA if any marketed product fails to adhere to specifications established by the NDA or BLA internal manufacturing procedures.

Under Subpart H Accelerated Approval Regulations in the United States, or the Subpart H Regulations, the FDA may grant "accelerated approval" to products that have been studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit to patients over existing treatments. For accelerated approval, the drug product must have an effect on a surrogate endpoint reasonably likely to predict clinical benefit or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity.

Under Subpart H Regulations, the FDA may also provide approval with restrictions to assure safe use. If the FDA concludes that a drug previously shown to be effective can be safely used only if distribution or use is restricted, the FDA will require post-marketing restrictions as necessary to assure safe use. When a drug is approved under these conditions, the sponsor may be required to establish systems to assure use of the product under safe conditions. In 2007, the FDA was granted authority to require risk evaluation and mitigation strategies, or REMS, to ensure that benefits of a drug outweigh risks. There are financial and other penalties for non-compliance with a drug's REMS.

For all products approved under Subpart H Regulations, the FDA may withdraw approval after a hearing if a post-marketing clinical study fails to verify clinical benefit, if the applicant fails to perform the required post-marketing study with due diligence, if post-marketing restrictions are inadequate to assure safe use of the product, if the applicant fails to adhere to agreed upon post-marketing restrictions, if promotional materials are false or misleading, or if other evidence demonstrates the product is not shown to be safe or effective under its conditions of use.

Manufacturing Quality Control:    Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with the FDA's current Good Manufacturing Practice, or cGMP, regulations (which are regulations established by the FDA governing the manufacture, processing, packing, storage and testing of drugs and biologics intended for human use). In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA, which may include seeking an injunction against shipment of products from the facility and recall of products previously shipped from the facility.

FDA Review and Enforcement:    The FDA closely reviews and regulates the marketing and promotion of products. FDA approval for a specified indication is required before marketing or promoting a product for that indication. The FDA may take enforcement action against a company for promoting unapproved uses of a product ("off-label promotion") or for other violations of advertising and labeling laws and regulations. Failure to comply with the FDA's regulations may result in adverse publicity, enforcement action by the FDA, or warning or untitled letters which may require corrective actions including modification of advertising or other corrective communications to consumers or healthcare professionals.

The FDA may issue warning letters and untitled letters or non-compliances that are made public. Failure to comply with applicable FDA regulatory requirements can result in enforcement actions such as license revocation or suspension; orders for retention, recall, destruction and cessation of manufacturing related to Human Cell, Tissue, and cellular and Tissue Based Products (HCT/Ps); seizures; injunctions; inspection warrants; search warrants; civil penalties, including fines based on the equitable remedy of disgorgement; restitution; and criminal prosecution.

Post-approval:    After approval, we have ongoing reporting obligations concerning adverse reactions associated with the drug, including expedited reports for serious and unexpected adverse events. Following assessment of these reports, regulatory authorities can require product label updates to reflect new safety data or warnings. The FDA can also require us to conduct studies or clinical trials at the time of approval or after approval if the FDA becomes aware of new safety information to assess the potential for a serious risk. Regulatory agencies also have authority to require the imposition of marketing restrictions, including the imposition of a suspension of marketing or complete withdrawal of a product from the market.

Markets Outside the United States:    Approval procedures similar to those in the United States must be undertaken in virtually every other country comprising the market for our products before any such product can be commercialized in those countries. The approval procedure and the time required for approval vary from country to country and may involve additional testing.

Exclusivities:    Pursuant to the Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." The term "orphan drug" can refer to either a drug or biologic. A rare disease or condition is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the United States for the orphan drug for the same indication unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. The period of orphan exclusivity is concurrent with any patent or other exclusivity that relates to the drug or biologic. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs' development. In order to increase the development and marketing of drugs for rare disorders, regulatory bodies outside the United States have enacted regulations similar to the Orphan Drug Act.

Under the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, or the Act, products covered by approved NDAs or supplemental NDAs may be protected by periods of patent and/or non-patent exclusivity. During the three-year marketing exclusivity period granted for reports of new clinical investigations conducted by the sponsor essential for approval, the FDA is prevented from approving a potential competitor's ANDA or a 505(b)(2) application. For five-year marketing exclusivity granted when an active moiety (which is a molecule or ion responsible for the physiological or pharmacological action of the drug) has not been previously approved, the FDA is prevented from accepting an ANDA or 505(b)(2) application. An exception to the 5-year marketing exclusivity period permits an applicant to submit an ANDA or 505(b)(2) after four years if it contains certification of invalidity or non-infringement to a patent listed for the approved drug. FDA also grants an additional 6 months of market protection at the end of listed patents and/or exclusivity for the drug product's active moiety, when the drug sponsor has conducted pediatric studies in response to a written request from the FDA.

NDAs submitted under 505(b)(2) of the Act may not reference data contained in the NDA for a product protected by an effective and unexpired exclusivity and must include patent certifications. ANDAs and 505(b)(2) applications are generally less burdensome than full NDAs in that, in lieu of new clinical data, the applications rely in whole, or in part, upon the safety and efficacy findings of the referenced approved drug in conjunction with bridging data, typically bioequivalence data. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities. An abbreviated approval pathway was established in 2009 for biological products shown to be highly similar to (biosimilar), or interchangeable with an FDA-licensed reference biological product.

COMPETITION

The pharmaceutical and biotechnology industries are each highly competitive. We also compete with universities and research institutions in the development of products and processes, and in the acquisition of technology from outside sources.

Competition in the pharmaceutical industry, and specifically in the oncology and immune-inflammatory areas, is particularly intense. Numerous pharmaceutical, biotechnology and generic drug companies have extensive anti-cancer and anti-inflammatory drug discovery, development and commercial resources. Abbott Laboratories, Amgen Inc., or Amgen, AstraZeneca PLC., Biogen Idec Inc., Bristol-Myers Squibb Co., Eisai Co., Ltd., F. Hoffmann-LaRoche Ltd., Johnson and Johnson, Merck and Co., Inc., Novartis AG, Pfizer, Sanofi and Takeda Pharmaceutical Co. Ltd., or Takeda, are among some of the many companies researching and developing new compounds in the oncology, inflammation and immunology fields. We, along with other pharmaceutical brand-name makers, face the challenges brought on by generic drug manufacturers in their pursuit of obtaining bulk quantities of certain drugs in order for them to be able to develop similar versions of these products and be ready to market as soon as permitted.

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

Our competition will be determined in part by the indications and geographic markets for which our products are developed and ultimately approved by regulatory authorities. The relative speed with which we develop new products, complete clinical trials, obtain regulatory approvals, receive pricing and reimbursement approvals, and finalize agreements with outside contract manufacturers when needed and market our products are critical factors in gaining a competitive advantage. Competition among products approved for sale includes product efficacy, safety, convenience, reliability, availability, price, third-party reimbursement and patent and non-patent exclusivity.

SIGNIFICANT ALLIANCES

We have entered into a variety of alliances in the ordinary course of our business as is customary in our industry. Although we do not consider these arrangements to be material, the following is a brief description of certain of the more notable agreements:

Novartis Pharma AG:    We licensed the worldwide rights (excluding Canada) regarding certain chirally pure forms of methylphenidate for FOCALIN® and FOCALIN XR® to Novartis. We also licensed to Novartis the rights related to long-acting formulations of methylphenidate and dex-methylphenidate products which are used in FOCALIN XR® and RITALIN LA®. As a result of the grant of these licenses we sell FOCALIN® to Novartis and receive royalties of between 30% and 35% on their sales of FOCALIN XR® and RITALIN LA®. Under the agreement, we have received upfront and regulatory achievement milestone payments totaling $55.0 million.

The agreement will continue until the later of (i) the tenth anniversary of the first commercial launch on a country-by-country basis or (ii) when the last applicable patent expires with respect to that country. At the expiration date, we will grant Novartis a perpetual, non-exclusive, royalty-free license to make, have made, use, import and sell products using the dex-methylphenidate and long-acting formulation technology.

The agreement may be terminated by Novartis upon 12 months' prior written notice or by either party upon, among other things, the material breach of the other or in the event of withdrawal of the dex-methylphenidate product or RITALIN® product from the market because of regulatory mandate.

If the agreement is terminated by us, then all licenses granted to Novartis under the agreement will terminate and Novartis will grant us a non-exclusive license to certain of their intellectual property related to the compounds and products. If the agreement is terminated by Novartis then all licenses granted to Novartis under the agreement will terminate.

When generic versions of long-acting methylphenidate hydrochloride and dexmethylphenidate hydrochloride enter the market, we expect Novartis' sales of RITALIN LA® and FOCALIN XR® products to decrease and therefore its royalties under this agreement to also decrease. Actavis Group, a generic manufacturer, has announced that they have launched a generic version of RITALIN LA® in January 2012.

Array BioPharma Inc.:    We have a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, as amended, we made payments to date in the aggregate amount of $54.5 million, which were recorded as research and development expense, in return for an option to receive exclusive worldwide rights for compounds developed against up to two research targets defined in the agreement. Array will be responsible for all discovery and clinical development through phase I or phase IIa and be entitled to receive, for each compound, potential milestone payments of approximately $200.0 million if certain discovery, development and regulatory milestones are achieved, and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales. In December 2010, we made a required $10.0 million discovery milestone payment upon the filing and clearance of an investigational new drug application with the FDA.

Our option will terminate upon the earlier of a termination of the agreement by its terms, the date we have exercised our options for compounds developed against two of the four research targets identified, or September 21, 2012. We may unilaterally extend the option term for two additional one-year terms until September 21, 2014 and the parties may mutually extend the term for two additional one-year terms until September 21, 2016. Upon the expiration of the agreement, Array will grant us a fully paid-up, royalty-free license to use certain intellectual property of Array to market and sell the compounds and products developed under the agreement.

Acceleron Pharma:    We entered into a worldwide strategic collaboration agreement with Acceleron for the joint development and commercialization of sotatercept, or ACE-011, currently being studied for treatment of renal anemia. The collaboration agreement, as amended, combines both companies' resources and commitment to developing products for the treatment of cancer and cancer-related bone loss and expands the joint development, manufacturing and commercialization of Acceleron's products to include anemia exclusivity. Under the terms of the ACE-011 agreement, we and Acceleron will jointly develop, manufacture and commercialize Acceleron's products for bone loss. We made a payment to Acceleron in February 2008 of $50.0 million, which included a $5.0 million equity investment in Acceleron series C-1 Convertible Preferred Stock, with the remainder recorded as research and development expense. In December 2011, we made a $25.0 million equity investment in Acceleron series F Convertible Preferred Stock. In the event of an initial public offering of Acceleron, we will purchase a minimum of $7.0 million of Acceleron common stock. We have agreed to pay all development costs related to ACE-011 incurred after January 1, 2013.

Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $367.0 million for the ACE-011 program and up to an additional $348.0 million for each of the three discovery stage programs. The parties also agreed to co-promote the products under the ACE-011 agreement in North America. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound. We made a $7.0 million development milestone payment to Acceleron in April 2011 for the initiation of enrollment into a phase II study for chemotherapy-induced anemia.

In August 2011, we also entered into a collaboration, license and option agreement with Acceleron, for the joint development and commercialization of ACE-536 for the treatment of anemia. The ACE-536 agreement also includes an option for future Acceleron anemia programs. The ACE-536 agreement provides us with an exclusive, worldwide, royalty-bearing license to the ACE-536 program and future Acceleron programs for the treatment of anemia. The parties also agreed to co-promote the products under the ACE-536 agreement in the United States, Canada and Mexico.

In connection with the ACE-536 agreement, we made a payment to Acceleron in the amount of $25.0 million. We have also agreed to pay all development costs incurred after January 1, 2013. Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $217.5 million for the ACE-536 program and up to an additional $170.8 million for the first discovery stage program, $148.8 million for the second discovery stage program and $125.4 million for each additional discovery stage program thereafter. In October 2011, we made a $7.5 million milestone payment for the initiation of a phase I clinical study of ACE-536. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound.

Pursuant to the ACE-011 agreement, we have an option to buy down the royalty rate, for both ACE-011, as described above, and ACE-536, until and including January 1, 2013, at our sole discretion, for a one-time payment of $25.0 million.

The agreements for ACE-011 and ACE-536 may be terminated by us, at our sole discretion, at any time for the ACE-011 agreement, and, with respect to the ACE-536 agreement, after completion of the initial phase II clinical trials, or by either party, among other things, upon a material breach of the other party.

GlobeImmune, Inc.:    To date, we have paid an aggregate amount of $13.1 million for equity investments in GlobeImmune, Inc., or GlobeImmune. In addition, we entered into a collaboration and option agreement with GlobeImmune, as amended, focused on the discovery, development and commercialization of novel therapeutics in cancer. As part of this agreement, we made a payment in May 2009 of $30.0 million, which was recorded as research and development expense, in return for the option to license certain compounds and products based on the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs, as well as oncology compounds and products resulting from future programs controlled by GlobeImmune. GlobeImmune will be entitled to receive potential milestone payments of approximately $230.0 million for the GI-4000 program, $145.0 million for each of the GI-6200 and GI-3000 programs and $161.0 million for each of the GI-6300 program and each additional future program if certain development, regulatory and sales-based milestones are achieved. GlobeImmune will also receive tiered royalties on worldwide net sales.

Our options with respect to the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs will terminate if we do not exercise our respective options after delivery of certain reports from GlobeImmune on the completed clinical trials with respect to each drug candidate program. If we do not exercise our options with respect to any drug candidate program or future program, our option with respect to the oncology products resulting from future programs controlled by GlobeImmune will terminate three years after the last of the options with respect to the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs terminates.

Agios Pharmaceuticals, Inc.:    On April 14, 2010, we entered into a discovery and development collaboration and license agreement with Agios Pharmaceuticals, Inc., or Agios, which focuses on cancer metabolism targets and the discovery, development and commercialization of associated therapeutics. As part of the agreement, as amended, we paid Agios $121.2 million, which was recorded by us as research and development expense. We also made an $8.8 million equity investment in Agios Series B Convertible Preferred Stock. In October 2011, we made a $20.0 million payment to Agios for a one year extension of our oncology collaboration and licensing agreement and in November 2011, made a $28.7 million investment in Agios series C-2 Convertible Preferred Stock. With respect to each product in a program that we choose to license, Agios could receive up to $120.0 million upon achievement of certain milestones plus royalties on sales, and Agios may also participate in the development and commercialization of certain products in the United States. Agios may also receive a one-time milestone payment of $25.0 million upon dosing of the final human subject in a phase II study, such payment to be made only once with respect to only one program. Our option will terminate on April 14, 2014.

We have determined that Agios is a variable interest entity; however, we are not the primary beneficiary of Agios. Although we would have the right to receive the benefits from the collaboration and license agreement, we do not have the power to direct the activities under the collaboration and license agreement as Agios has the decision-making authority for the Joint Steering Committee and Joint Research Committee until we exercise our option to license a product. Our interest in Agios is limited to our equity ownership and we do not have any obligations or rights to the future losses or returns of Agios beyond this ownership.

The Chan Soon-Shiong Institute for Advanced Health:    In April 2011, we entered into an agreement with the Institute for Advanced Health, later renamed to The Chan Soon-Shiong Institute for Advanced Health, or the CSS Institute, that included an upfront contribution, future contingent matching contributions and an additional milestone-based contingent payment. The CSS Institute is a non-profit organization dedicated to research and technology development in personalized molecular medicine of which Dr. Patrick Soon-Shiong is the Chairman and Chief Executive Officer. Under the terms of the agreement, we made an initial contribution with a value of $41.0 million. The agreement provides for additional contributions of up to $50.0 million to be made by us based on the level of other third-party contributions received by the CSS Institute. No additional contributions have been made as of December 31, 2011. A final additional $25.0 million milestone-based payment is contingent upon the CSS Institute achieving specified results related to the collection of DNA data and genomic sequences and the initiation of research and development alliances to be achieved before December 31, 2015. Contributions made under this agreement will be recorded on our statements of income as research and development expense.

As part of the contribution agreement, we will receive a right of first offer and matching rights with respect to all oncology products developed, funded, acquired or licensed by the CSS Institute, the right to designate one of our employees to the CSS Institute's Scientific Advisory Board and we will become the exclusive oncology therapeutics sponsor of the CSS Institute. These rights will continue for as long as we continue to make payments under a preexisting agreement up to an aggregate $150.0 million.

Other Collaboration Arrangements in 2011:    In addition to the collaboration agreements described above, we entered into a number of collaborative arrangements during 2011 that resulted in research and development expenses of $62.5 million. Subject to various conditions, future potential milestone payments of up to an aggregate $425.0 million plus sales royalties are possible under these additional arrangements entered into during 2011.

MANUFACTURING

We own and operate an FDA approved manufacturing facility in Zofingen, Switzerland which produces the active pharmaceutical ingredient, or API, for REVLIMID® and THALOMID® and have contracted with FDA approved Aptuit LLC. and FDA approved Seratec to provide backup API manufacturing services for THALOMID® in accordance with our specifications. We also own and operate an FDA approved drug product manufacturing facility in Boudry, Switzerland which is used for the formulation, encapsulation, packaging, warehousing and distribution of REVLIMID® and THALOMID®. Our backup FDA approved drug product manufacturing service providers include Penn Pharmaceutical Ltd. and Institute of Drug Technology Australia Ltd. Our packaging service providers include Sharp Corporation for worldwide packaging and Acino Holding Ltd. for non-U.S. packaging.

As a result of the acquisition of Abraxis, we obtained manufacturing facilities in Melrose Park, Illinois and Phoenix, Arizona. A portion of the manufacturing facility in Melrose Park has been leased to APP Pharmaceuticals, Inc., or APP, a subsidiary of Fresenius Kabi, AG, a publicly traded global health care company, and APP has agreed to provide certain contract manufacturing services to us in accordance with the terms of a manufacturing agreement. In addition, we lease from APP a portion of APP's Grand Island, New York manufacturing facility to enable us to perform our responsibilities under the manufacturing agreement with APP. The manufacturing agreement and lease term will expire on December 31, 2012. ABRAXANE® is manufactured at both the Melrose Park and Grand Island facilities.

The API for VIDAZA® is supplied by Ash Stevens, Inc. and Carbogen Amcis. We also have contract manufacturing agreements with Baxter GmbH and BSP Pharmaceuticals srl for VIDAZA® product formulation and filling vials and packaging. Our packaging service provider for non-U.S. packaging is Catalent Pharma Solutions.

The API for ISTODAX® is supplied by Sandoz and we are in the process of obtaining regulatory approval for Baxter GmbH to provide the product formulation, filling vials and packaging.

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

INTERNATIONAL OPERATIONS

We have significant operations outside the United States conducted both through our subsidiaries and through distributors. Revenues from operations outside the United States were $1.981 billion, or 40.9% of total revenues in 2011, $1.437 billion, or 39.6% of total revenues in 2010, and $0.958 billion, or 35.6% of total revenues in 2009. The increase in the percentage of total revenues from outside of the United States is the result of our ongoing efforts to increase the availability of our products to patients.

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

Our international operations are subject to risks associated with operating on an international basis including currency fluctuations, price and exchange controls and other restrictive governmental actions. Our international operations are also subject to government-imposed constraints including laws on pricing, reimbursement and access to our products. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have, we attempt to mitigate their impact through operational means and by using foreign currency forward contracts. See the discussions under "Item 7A Quantitative and Qualitative Disclosures About Market Risk."

SALES AND COMMERCIALIZATION

We promote our brands globally through our commercial organization which is comprised of highly trained individuals who have significant experience in the pharmaceutical industry, especially in the areas of oncology and immunology. Our commercial organization supports our currently marketed brands and prepares for the launches of new products, as well as new indications for existing products. We have a team of dedicated Market Access professionals to help physicians, patients and payers understand the value our products deliver. Given our goal to ensure that patients who might benefit from our therapies have the opportunity to do so and given the complex reimbursement environment in the United States, we offer the services of Celgene Patient Support®, a dedicated, central point of contact for patients and healthcare professionals who use Celgene products. Celgene Patient Support® is a free service that helps patients and healthcare professionals navigate the challenges of reimbursement, providing information about co-pay assistance and answering questions about obtaining Celgene products.

In most countries, we sell our products through our own sales organizations. In some countries, particularly in Latin America, we partner with other third-party distributors. See the section entitled "COMMERCIAL STAGE PRODUCTS" above. Generally, we distribute our products through the commonly used channels in local markets. However, REVLIMID® and THALOMID® (inclusive of Thalidomide Celgene® and Thalidomide Pharmion®) are distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to help ensure their safe and appropriate distribution and use.

EMPLOYEES

As of December 31, 2011, we had 4,460 full-time employees, 515 of which were engaged primarily in manufacturing, 1,905 engaged primarily in research and development activities, 1,355 engaged primarily in sales and commercialization activities and the remaining 685 engaged primarily in executive and general and administrative activities. The number of full-time employees in our international operations has grown from 1,273 at the end of 2010 to 1,654 at the end of 2011. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions around the world.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) concerning our business, results of operations, economic performance and/or financial condition, based on management's current expectations, plans, estimates, assumptions and projections. Forward-looking statements, are included, for example, in the discussions about:

  •
  strategy;

  •
  new product discovery and development;

  •
  current or pending clinical trials;

  •
  our products' ability to demonstrate efficacy or an acceptable safety profile;

  •
  actions by the FDA;

  •
  product manufacturing, including our arrangements with third-party suppliers;

  •
  product introduction and sales;

  •
  royalties and contract revenues;

  •
  expenses and net income;

  •
  credit and foreign exchange risk management;

  •
  liquidity;

  •
  asset and liability risk management;

  •
  the outcome of litigation;

  •
  intellectual property rights and protection;

  •
  economic factors;

  •
  competition; and

  •
  operational and legal risks.

Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words "expects," "anticipates," "believes," "intends," "estimates," "aims," "plans," "may," "could," "will," "will continue," "seeks," "should," "predict," "potential," "outlook," "guidance," "target," "forecast," "probable," "possible" or the negative of such terms and similar expressions. Forward-looking statements are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws.

We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described herein, under "Risk Factors" and elsewhere in this Annual Report and in our other public reports filed with the Securities and Exchange Commission, or SEC. It is not possible to predict or identify all such factors, and therefore the factors that are noted are not intended to be a complete discussion of all potential risks or uncertainties that may affect forward-looking statements. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

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

  •
  regulatory approvals for our and our competitor's manufacturing facilities;

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

During the next several years, the growth of our business will be largely dependent on the commercial success of REVLIMID®, VIDAZA®, THALOMID® and ABRAXANE®. We cannot predict whether these or our other existing or new products will be accepted by regulators, physicians, patients and other key opinion leaders as effective drugs with certain advantages over existing or future therapies. We are continuing to introduce our products in additional international markets and to obtain approvals for additional indications both in the United States and internationally. A delay in gaining the requisite regulatory approvals for these markets or indications could negatively impact our growth plans and the value of our stock.

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

It is necessary that our primary products achieve and maintain market acceptance. A number of factors may adversely impact the degree of market acceptance of our products, including the products' efficacy, safety and advantages, if any, over competing products, as well as the reimbursement policies of third-party payers, such as government and private insurance plans, patent disputes and claims about adverse side effects.

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

  •
  Requirements for approval may become more stringent due to changes in regulatory agency policy or the adoption of new regulations or legislation;

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

  •
  importation of prescription drugs from outside the United States at prices that are regulated by the governments of various foreign countries;

  •
  additional restrictions on interactions with healthcare professionals; and

  •
  privacy restrictions that may limit our ability to share data from foreign jurisdictions.

We collect placentas and umbilical cord blood for our unrelated allogeneic and private stem cell banking businesses. The FDA's Center for Biologics Evaluation and Research currently regulates human tissue or cells intended for transplantation, implantation, infusion or transfer to a human recipient under 21 CFR Parts 1270 and 1271. Part 1271 requires cell and tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease and to register the establishment with FDA. This part also provides for inspection by the FDA of cell and tissue establishments. Currently, we are required to be, and are, licensed to operate in New York, New Jersey, Maryland and California. If other states adopt similar licensing requirements, we would need to obtain such licenses to continue operating our stem cell banking businesses. If we are delayed in receiving, or are unable to obtain at all, necessary licenses, we will be unable to provide services in those states and this could impact negatively on our revenue.

Sales of our products will be significantly reduced if access to and reimbursement for our products by governmental and other third-party payers is reduced or terminated.

Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers. Generally, in Europe and other countries outside the United States, the government-sponsored healthcare system is the primary payer of healthcare costs of patients. These health care management organizations and third-party payers are increasingly challenging the prices charged for medical products and services. Additionally, the Health Care Reform Act of 2010, or Health Care Reform Act, which became effective in January 2011, has provided sweeping health care reform in the United States, which may impact the prices of drugs. In addition to the federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the Health Care Reform Act, could adversely impact our business and future results. If these organizations and third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

Our ability to sell our products to hospitals in the United States depends in part on our relationships with group purchasing organizations, or GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer's products, we may be precluded from making sales to members of the GPO for the duration of the contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position may suffer.

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

Because (1) patent applications filed in the United States on or before November 28, 2000 are maintained in secrecy until patents issue, (2) patent applications filed in the United States on or after November 29, 2000 are not published until approximately 18 months after their earliest claimed priority date, (3) United States patent applications that are not filed outside the United States may not publish at all until issued and (4) publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that we, or our licensors, were the first to make the inventions covered by each of the issued patents or pending patent applications or that we, or our licensors, were the first to file patent applications for such inventions. In the event a third party has also filed a patent for any of our inventions, we, or our licensors, may have to participate in interference proceedings before the PTO to determine priority of invention, which could result in the loss of a U.S. patent or loss of any opportunity to secure U.S. patent protection for the invention. Even if the eventual outcome is favorable to us, such interference proceedings could result in substantial cost to us.

Our intellectual property rights will further be affected in ways that are difficult to anticipate at this time by the provisions of the America Invents Act, signed into law on September 16, 2011. The new patent law is the first major overhaul of the U.S. patent system since 1952, and includes a number of changes to established practices. The most significant changes in the new law include the transition to a first-to-file system, the availability of new post-grant review for issued patents, various procedural changes including the submission of prior art and the availability of derivation proceedings and supplemental examination, and an expanded prior commercial user rights defense to a claim of patent infringement. The scope of these changes and the lack of experience with their practical implementation, suggest a transitional period with some uncertainty over the next few years. For example, while some provisions of the new patent law have already taken effect, others will take effect up to 18 months from enactment. The U.S. PTO is still in the process of publishing regulations concerning the implementation of the law. Several provisions of the new law will likely be tested in courts over time.

The changes in the new U.S. patent law will have an impact on our intellectual property rights and how business is conducted in general. For example, the first-to-file system places premium on filing as early as possible and appears to increase what is available as prior art, by changing the applicable definitions. In the future, in addition to patents and printed publications, we may be required to deal with unfamiliar prior art categories such as art that is "otherwise available to the public." For patent applications filed on or after March 16, 2013, we may expect post-grant review challenges initiated up to nine months after the corresponding patent issues.

While the new patent law was intended to make the resolution of intellectual property disputes easier and less expensive, we may in the future have to prove that we are not infringing patents or we may be required to obtain licenses to such patents. However, we do not know whether such licenses will be available on commercially reasonable terms, or at all. Prosecution of patent applications, post-grant opposition proceedings, and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming. There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable. An adverse outcome in such litigation or post grant proceeding could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business. If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, be subject to significant liabilities to such third party and/or be required to license technologies from such third party. Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others. There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country. Competitors have chosen and in the future may choose to file oppositions to patent applications, which have been deemed allowable by foreign patent examiners. Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to challenge the validity or our patent claims in post-grant proceedings, or to design around such patents and compete with us using the resulting alternative technology. Additionally, for these same reasons, we cannot be sure that patents of a broader scope than ours may be issued and thereby create freedom to operate issues. If this occurs we may need to reevaluate pursuing such technology, which is dominated by others' patent rights, or alternatively, seek a license to practice our own invention, whether or not patented.

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

Generic drug manufacturers are seeking to compete with our drugs and present an important challenge to us. Even if our patent applications, or those we have licensed-in, are issued, innovative and generic drug manufacturers and other competitors may challenge the scope, validity or enforceability of such patents in court, requiring us to engage in complex, lengthy and costly litigation. Alternatively, innovative and generic drug manufacturers and other competitors may be able to design around our owned or licensed patents and compete with us using the resulting alternative technology. If any of our issued or licensed patents are infringed or challenged, we may not be successful in enforcing or defending our or our licensor's intellectual property rights and subsequently may not be able to develop or market the applicable product exclusively.

Upon the expiration or loss of patent protection for one of our products, or upon the "at-risk" launch (despite pending patent infringement litigation against the generic product) by a generic manufacturer of a generic version of one of our products, we can quickly lose a significant portion of our sales of that product, which can adversely affect our business. In addition, if generic versions of our competitors' branded products lose their market exclusivity, our patented products may face increased competition which can adversely affect our business.

The FDA approval process allows for the approval of an ANDA or 505(b)(2) application for a generic version of our approved products upon the expiration, through passage of time or successful legal challenge, of relevant patent or non-patent exclusivity protection. Generic manufacturers pursuing ANDA approvals are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator's data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product. Accordingly, while our products currently may retain certain regulatory and or patent exclusivity, our products are or will be subject to ANDA applications to the FDA in light of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act. The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator's patent protection prior to the generic manufacturer actually commercializing their products-the so-called "Paragraph IV" certification procedure. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of Orange Book-listed patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. During the exclusivity periods, the FDA is generally prevented from granting effective approval of an ANDA. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application. Further, upon such expiration event, the FDA may require a generic competitor to participate in some form of risk management system which could include our participation as well. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities.

If an ANDA filer or a generic manufacturer were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenues for that product would be adversely affected.

We have received a Paragraph IV Certification Letter dated August 30, 2010, advising us that Natco Pharma Limited of Hyderabad, India, or Natco, submitted an ANDA to the FDA. See Part I, Item 1, Note 20 to Notes to Unaudited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for further information.

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

  •
  Bristol Myers Squibb Co., which potentially competes with ABRAXANE®, and in clinical trials with our compounds and TNF-a inhibitors, in addition to other oncology products in general;

  •
  F. Hoffman-La Roche Ltd., which potentially competes in clinical trials with our ®TNF-a inhibitors, in addition to other oncology products in general;

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

See our discussion of accounts receivable from Italy, Spain and Portugal in the Management Discussion and Analysis section of this Annual Report on Form 10-K, under the caption "Liquidity and Capital Resources" for details related to amounts receivable from the from government owned or controlled hospitals in Italy, Spain and Portugal.

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

In the first quarter of 2011, the United States Attorney for the Central District of California informed us that we were under investigation relating to our promotion of the drugs THALOMID® and REVLIMID® regarding alleged off-label marketing and improper payments to physicians. We are cooperating with the United States Attorney in connection with this investigation.

On January 20, 2011, the Supreme Court of Canada ruled that the jurisdiction of the Patented Medicine Prices Review Board, or the PMPRB, extends to sales of drugs to Canadian patients even if the locus of sale is within the United States. This means that our U.S. sales of THALOMID® brand drug to Canadian patients under the special access program are subject to PMPRB jurisdiction from and after January 12, 1995. In accordance with the ruling of the Supreme Court of Canada, we have provided to-date data regarding these special access program sales to the PMPRB. In light of the approval of THALOMID® brand drug by Health Canada on August 4, 2010, this drug is now sold through our Canadian entity and is no longer sold to Canadian patients from the United States. On January 20, 2012, we received confirmation that PMPRB accepted a Voluntary Compliance Undertaking for THALOMID® brand drug, which required us to make a payment of CAD $10 million to the Government of Canada in February 2012.

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

While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all potential risks and liabilities. If any litigation or governmental investigation were to have a material adverse result, there could be a material impact on our results of operations, cash flows or financial position. See also "Legal Proceedings" contained in Part I, Item 3 of this report.

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

We have our own manufacturing facilities for many of our products and we have contracted with third-party manufacturers and distributors to provide API, encapsulation, finishing services packaging and distribution services to meet our needs. These risks include the possibility that our or our suppliers' manufacturing processes and distribution channels could be partially or completely disrupted by a fire, natural disaster, terrorist attack, governmental action or military action. In the case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at certain of our manufacturing facilities or sites could materially and adversely affect our business and results of operations. In addition, if we fail to predict market demand for our products, we may be unable to sufficiently increase production capacity to satisfy demand or may incur costs associated with excess inventory that we manufacture.

In all the countries where we sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling, distribution and storing. All of our suppliers of raw materials, contract manufacturers and distributors must comply with these regulations as applicable. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practice regulations and guidelines. Our failure to comply, or failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products.

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

The integration of acquired businesses may present significant challenges to us.

We may face significant challenges in effectively integrating entities and businesses that we may acquire and we may not realize the benefits anticipated from such acquisitions. Achieving the anticipated benefits of our acquired businesses will depend in part upon whether we can integrate our businesses in an efficient and effective manner. Our integration of acquired businesses involves a number of risks, including, but not limited to:

  •
  demands on management related to the increase in our size after the acquisition;

  •
  the diversion of management's attention from the management of daily operations to the integration of operations;

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

If we cannot successfully integrate acquired businesses we may experience material negative consequences to our business, financial condition or results of operations. Successful integration of acquired businesses will depend on our ability to manage these operations, to realize opportunities for revenue growth presented by offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs. Because of difficulties in combining geographically distant operations, we may not be able to achieve the benefits that we hope to achieve as a result of the acquisition of acquired businesses.

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

We utilize foreign currency forward contracts, which are derivative instruments, to manage foreign currency risk, but not to engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions and balance sheet exposures denominated in foreign currencies. The use of these derivative instruments is intended to mitigate the exposure of these risks with the intent to reduce our risk or cost, but may not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations.

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

During 2010 and 2011 we have incurred various forms of indebtedness including senior notes, commercial paper, a senior unsecured credit facility and a credit facility. Our ability to pay interest, principal amounts when due at maturity, to comply with debt covenants or to repurchase the senior notes if a change of control occurs will depend upon, among other things, continued commercial success of our products and other factors that affect our future financial and operating performance, including, without limitation, prevailing economic conditions and financial, business, and regulatory factors, many of which are beyond our control.

If we are unable to generate sufficient cash flow to service the debt service requirements under our incurred indebtedness, we may be forced to take actions such as:

  •
  restructuring or refinancing our debt;

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

We have certain charter and by-law provisions that may deter a third-party from acquiring us and may impede the stockholders' ability to remove and replace our management or board of directors.

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

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis and in connection with our acquisition, contingent value rights, or CVRs, were issued under a CVR Agreement entered into between us and American Stock Transfer & Trust Company, LLC, as trustee. A copy of the CVR Agreement was filed on Form 8-A with the SEC on October 15, 2010. Pursuant to the CVR Agreement, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of certain milestone and net sales payments if certain specified conditions are satisfied. For more information, see Note 2 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Summit, New Jersey and our international headquarters are located in Boudry, Switzerland. Summarized below are the locations, primary usage and approximate square footage of the facilities we own worldwide:

Location	Primary Usage	Approximate Square Feet
Summit, New Jersey	Administration, marketing, research	400,000
Melrose Park, Illinois	Manufacturing, warehousing, research	269,000
Phoenix, Arizona	Manufacturing and warehousing	247,000
Elk Grove Village, Illinois	Manufacturing and warehousing	150,000
Boudry, Switzerland	Administration and manufacturing	148,000
Zofingen, Switzerland	Manufacturing	12,000

We occupy the following facilities, located in the United States, under operating lease arrangements that have remaining lease terms greater than one year, none of which are individually material to us. Under these lease arrangements, we also are required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

Location	Primary Usage	Approximate Square Feet
Basking Ridge, New Jersey	Office space	136,000
Berkeley Heights, New Jersey	Office space	214,000
San Diego, California	Research	255,000
Warren, New Jersey	Office space and research	172,000
Los Angeles, California	Office space	22,000
San Francisco, California	Office space and research	55,900
Durham, North Carolina	Clinical trial management	36,000
Cedar Knolls, New Jersey	Office space and stem cell recovery	25,000
Overland Park, Kansas	Office space	27,700

We also lease a number of offices under various lease agreements outside of the United States for which the minimum annual rents may be subject to specified annual rent increases. At December 31, 2011, the non-cancelable lease terms for our operating leases expire at various dates between 2011 and 2023 and in some cases include renewal options. The total amount of rent expense recorded for all leased facilities in 2011 was $41.1 million.

ITEM 3.    LEGAL PROCEEDINGS

We and certain of our subsidiaries are involved in various patent, trademark, commercial and other claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of business. These legal proceedings and other matters are complex in nature and have outcomes that are difficult to predict and could have a material adverse effect on us.

Patent proceedings include challenges to scope, validity or enforceability of our patents relating to our various products or processes. Although we believe we have substantial defenses to these challenges with respect to all its material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that drug and could materially affect future results of operations.

Among the principal matters pending to which we are a party of are the following:

In the fourth quarter of 2009, we received a Civil Investigative Demand, or CID, from the U.S. Federal Trade Commission, or the FTC. The FTC requested documents and other information relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs in order to evaluate whether there is reason to believe that we have engaged in unfair methods of competition. In the first quarter of 2010, the State of Connecticut referenced the same issues as those referenced in the 2009 CID and issued a subpoena. In the fourth quarter of 2010, we received a second CID from the FTC relating to this matter. We continue to respond to requests for information.

In the first quarter of 2011, the United States Attorney for the Central District of California informed us that we were under investigation relating to our promotion of the drugs THALOMID® and REVLIMID® regarding alleged off-label marketing and improper payments to physicians. We are cooperating with the United States Attorney in connection with this investigation.

REVLIMID®:    We have publicly announced that we have received a notice letter dated August 30, 2010, sent from Natco Pharma Limited of India ("Natco") notifying us of Natco's ANDA, which contains Paragraph IV certifications alleging that certain claims of certain patents listed for REVLIMID® in the FDA's Approved Drug Products With Therapeutic Equivalence Evaluations (the "Orange Book") are invalid, unenforceable, and/or not infringed (the "Notice Letter"). The Notice Letter was sent pursuant to Natco having filed an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg capsules of REVLIMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA containing a certification (a "Paragraph IV certification") challenging the validity or infringement of a patent listed in the Orange Book. On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to United States Patent Nos. 5,635,517 (the "'517 patent"), 6,045,501 (the "'501 patent"), 6,281,230 (the "'230 patent"), 6,315,720 (the "'720 patent"), 6,555,554 (the "'554 patent"), 6,561,976 (the "'976 patent"), 6,561,977 (the "'977 patent"), 6,755,784 (the "'784 patent"), 7,119,106 (the "'106 patent"), and 7,465,800 (the "'800 patent"). If Natco is successful in challenging our patents listed in the Orange Book, and the FDA were to approve the ANDA with a comprehensive education and risk management program for a generic version of lenalidomide, sales of REVLIMID® could be significantly reduced in the United States by the entrance of a generic lenalidomide product, potentially reducing our revenue.

Natco responded to our infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims. Natco has alleged (through Affirmative Defenses and Counterclaims) that the patents are invalid, unenforceable and/or not infringed by Natco's proposed generic products. After filing the infringement action, we learned the identity of Natco's U.S. partner, Arrow International Limited, or Arrow, and filed an amended complaint on January 7, 2011, adding Arrow as a defendant. On January 14, 2011, an amended complaint was filed identifying additional defendants including Watson Pharmaceuticals, Inc. (Arrow's parent), Watson Pharma, Inc. (a wholly owned subsidiary of Watson Pharmaceuticals, Inc.) and Anda, Inc. (another wholly owned subsidiary of Watson Pharmaceuticals, Inc.). On March 25, 2011, we filed a second amended complaint naming only Natco, Arrow, and Watson Laboratories, Inc. (another wholly owned subsidiary of Watson Pharmaceuticals, Inc.) as Defendants. Those three entities remain the current Defendants in this action.

We believe that Natco's counterclaims are likely to be unsustainable and we intend to vigorously defend our patent rights. We believe it unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuit and that all of the patent claims would be deemed to be invalid, unenforceable and/or non-infringed. In addition, the FDA will need to approve an appropriate, non-infringing, comprehensive education and risk management program for a generic version of lenalidomide. Accordingly, we believe that the ultimate outcome is not expected to have a material adverse effect on our financial condition or results of operations.

ABRAXANE®:    On December 14, 2011, Cephalon, Inc. and Acusphere, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging, among other things, that the making, using, selling, offering to sell, and importing of ABRAXANE® brand drug infringes claims of United States Patent No. RE40.493. Plaintiffs are seeking damages and injunctive relief. We intend to vigorously defend against this infringement suit. If the suit against us is successful, we may have to pay damages, ongoing royalties and may have to license rights from plaintiffs. However, we believe (a) that it is unlikely that the plaintiffs in this matter will prevail and (b) that the ultimate outcome will not have a material adverse effect on our financial condition or results of operations. An answer by us was filed on February 20, 2012.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

	High	Low
2011
Fourth Quarter	$68.25	$59.32
Third Quarter	65.86	51.70
Second Quarter	61.70	54.83
First Quarter	60.90	48.92
2010
Fourth Quarter	$63.46	$54.24
Third Quarter	59.00	48.02
Second Quarter	64.00	51.21
First Quarter	65.79	54.03

Comparison of Five Year Cumulative Total Returns*

	Cumulative Total Return
	12/06	12/07	12/08	12/09	12/10	12/11
Celgene Corporation	$100.00	$80.32	$96.09	$96.78	$102.80	$117.50
S&P 500	100.00	105.48	66.93	84.28	96.78	98.81
NASDAQ Composite	100.00	110.63	66.60	96.61	114.01	113.13
NASDAQ Biotechnology	100.00	104.64	91.81	106.43	122.61	137.40
  *
  $100 Invested on 12/31/06 in Stock or Index – Including Reinvestment of Dividends, Fiscal Year Ended December 31.

(b)   HOLDERS

The closing sales price per share of common stock on the NASDAQ Global Select Market on February 16, 2012 was $75.50. As of February 16, 2012, there were approximately 536 holders of record of our common stock.

(c)   DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(d)   EQUITY COMPENSATION PLAN INFORMATION

We incorporate information regarding the securities authorized for issuance under our equity compensation plan into this section by reference from the section entitled "Equity Compensation Plan Information" to be included in the proxy statement for our 2012 Annual Meeting of Stockholders.

(e)   REPURCHASE OF EQUITY SECURITIES

The following table presents the total number of shares purchased during the three-month period ended December 31, 2011, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our publicly announced repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

October 1 - October 31	2,105,350	$64.69	2,105,350	$1,897,475,664
November 1 - November 30	5,536,784	$63.34	5,536,784	$1,546,756,078
December 1 - December 31	2,511,154	$63.56	2,511,154	$1,387,138,454

In April 2009, our Board of Directors approved a $0.5 billion common share repurchase program, which was subsequently increased by $3.5 billion to an aggregate of up to $4.0 billion of our common shares that may be repurchased under this program. Approved amounts exclude share repurchase transaction fees.

As of December 31, 2011, an aggregate 45,829,385 common shares were repurchased under the program at an average price of $57.01 per common share and cost of $2.613 billion, excluding share repurchase transaction fees.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-K. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009 and the Consolidated Balance Sheet data as of December 31, 2011 and 2010 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2008 and 2007 and the Consolidated Balance Sheet data as of December 31, 2009, 2008 and 2007 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K (amounts in thousands, except per share data).

	Years ended December 31,
	2011	2010	2009	2008	2007
Consolidated Statements of Operations Data:
Total revenue	$4,842,070	$3,625,745	$2,689,893	$2,254,781	$1,405,820
Costs and operating expenses	3,399,317	2,636,110	1,848,367	3,718,999	980,699

Operating income (loss)	1,442,753	989,635	841,526	(1,464,218)	425,121

Interest and investment income, net	25,860	44,757	76,785	84,835	109,813
Equity in (losses) of affiliated companies	(2,804)	(1,928)	(1,103)	(9,727)	(4,488)
Interest (expense)	(42,737)	(12,634)	(1,966)	(4,437)	(11,127)
Other income (expense), net	(3,550)	(7,220)	60,461	24,722	(2,350)

Income (loss) before tax	1,419,522	1,012,610	975,703	(1,368,825)	516,969
Income tax provision	102,066	132,418	198,956	164,828	290,536

Net income (loss)	$1,317,456	$880,192	$776,747	$(1,533,653)	$226,433
Less: Net loss attributable to non-controlling interests	694	320	-	-	-

Net income (loss) attributable to Celgene	$1,318,150	$880,512	$776,747	$(1,533,653)	$226,433

Net income (loss) per share attributable to Celgene:
Basic	$2.89	$1.90	$1.69	$(3.46)	$0.59
Diluted	$2.85	$1.88	$1.66	$(3.46)	$0.54
Weighted average shares:
Basic	455,348	462,298	459,304	442,620	383,225
Diluted	462,748	469,517	467,354	442,620	431,858

	As of December 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$2,648,154	$2,601,301	$2,996,752	$2,222,091	$2,738,918
Total assets	10,005,910	10,177,162	5,389,311	4,445,270	3,611,284
Short-term borrowings	526,684	-	-	-	-
Long-term debt, net of discount	1,275,585	1,247,584	-	-	-
Convertible notes	-	-	-	-	196,555
Retained earnings (accumulated deficit)	1,566,416	248,266	(632,246)	(1,408,993)	124,660
Total equity	5,512,727	5,995,472	4,394,606	3,491,328	2,843,944

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

Celgene Corporation and its subsidiaries (collectively "we," "our," "us" or the "Company") is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. We are dedicated to innovative research and development which is designed to bring new therapies to market, and we are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE® and ISTODAX®.

  •
  REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets, in combination with dexamethasone, for treatment of patients with multiple myeloma who have received at least one prior therapy. It is also marketed in the United States and certain international markets for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes, or MDS, associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities.

  •
  VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network and is marketed in the United States for the treatment of all subtypes of MDS. The U.S. regulatory exclusivity for VIDAZA® expired in May 2011. If a generic version of VIDAZA® is successfully launched, we may quickly lose a significant portion of our sales for this product in the United States. In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS as well as acute myeloid leukemia, or AML, with 30% blasts and has been granted orphan drug designation for the treatment of MDS and AML.

  •
  THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence.

  •
  ABRAXANE®, which was obtained in the 2010 acquisition of Abraxis, is a solvent-free chemotherapy treatment option for metastatic breast cancer which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. It is approved for the treatment of metastatic breast cancer in the United States and specific international markets. ABRAXANE® is currently in various stages of investigation for the treatment of the following cancers: expanded applications for metastatic breast, non-small cell lung, malignant melanoma, pancreatic bladder and ovarian.

  •
  ISTODAX®, which was obtained in the 2010 acquisition of Gloucester, is approved in the United States for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy. Additionally, in June 2011, ISTODAX® received approval for the treatment of peripheral T-cell lymphoma, or PTCL, in patients who have received at least one prior therapy. ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin's T-cell lymphomas, which includes CTCL and PTCL. The European Agency for the Evaluation of Medicinal Products, or EMA, has granted orphan drug designation for ISTODAX® for the treatment of both CTCL and PTCL.

Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development. These candidates include pomalidomide and apremilast, our leading oral anti-cancer and anti-inflammatory agents, PDA-001, our leading cellular therapy, oral azacitidine, CC-223 and CC-115 for hematological and solid tumor malignancies, CC-122, our anti-cancer pleiotropic pathway modifier, and ACE-011 and ACE-536 biological products for anemia in several clinical settings of unmet need. We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the years ended December 31, 2011, 2010 and 2009 (dollar amounts in thousands, except per share data):

				% Change
	Years Ended December 31,
				2011 versus 2010	2010 versus 2009
	2011	2010	2009
Total revenue	$4,842,070	$3,625,745	$2,689,893	33.5%	34.8%
Net income attributable to Celgene	$1,318,150	$880,512	$776,747	49.7%	13.4%
Diluted earnings per share attributable to Celgene	$2.85	$1.88	$1.66	51.6%	13.3%

Total revenue increased by $1.216 billion in 2011 to $4.842 billion compared to 2010 primarily due to the continued growth of REVLIMID® and VIDAZA® in both U.S. and international markets, in addition to the inclusion of a full year's sales of ABRAXANE® in 2011. Net income and diluted earnings per share for 2011 reflect the higher level of revenue, partly offset by additional costs incurred resulting from the acquisition of Abraxis, in addition to increased research and development activities, new product launch costs and expansion of our international operations. Diluted earnings per share for 2011 also benefitted from a reduced weighted average diluted share count as a result of our share repurchase activities during 2011.

Results of Operations:

Fiscal Years Ended December 31, 2011, 2010 and 2009

Total Revenue:    Total revenue and related percentages for the years ended December 31, 2011, 2010 and 2009 were as follows (dollar amounts in thousands, except per share data):

				% Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
Net product sales:
REVLIMID®	$3,208,153	$2,469,183	$1,706,437	29.9%	44.7%
VIDAZA®	705,327	534,302	387,219	32.0%	38.0%
THALOMID®	339,067	389,605	436,906	(13.0)%	(10.8)%
ABRAXANE®	385,905	71,429	-	N/A	N/A
ISTODAX®	30,921	15,781	-	95.9%	N/A
Other	30,317	28,138	36,792	7.7%	(23.5)%

Total net product sales	$4,699,690	$3,508,438	$2,567,354	34.0%	36.7%
Collaborative agreements and other revenue	19,500	10,540	13,743	85.0%	(23.3)%
Royalty revenue	122,880	106,767	108,796	15.1%	(1.9)%

Total revenue	$4,842,070	$3,625,745	$2,689,893	33.5%	34.8%

Total revenue increased by $1.216 billion, or 33.5%, to $4.842 billion in 2011 compared to 2010, reflecting increases of $672.4 million, or 30.7%, in the United States, and $544.0 million, or 37.8% in international markets. The $935.9 million, or 34.8%, increase in 2010 compared to 2009 included increases of $456.4 million, or 26.3%, in the United States and $479.5 million, or 50.1%, in international markets.

Net Product Sales:

Total net product sales for 2011 increased by $1.191 billion, or 34.0%, to $4.700 billion compared to 2010. The increase was comprised of net volume increases of $1.157 billion, price decreases of $4.9 million and a favorable impact from foreign exchange of $38.7 million. The decrease in prices was primarily due to increased Medicare Part D Coverage Gap rebates resulting from the Health Care Reform Act and an increase in rebates to U.S. and international governments resulting from their attempts to reduce health care costs, partly offset by product price increases.

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

REVLIMID® net sales increased by $739.0 million, or 29.9%, to $3.208 billion in 2011 compared to 2010, primarily due to increased unit sales in both U.S. and international markets. Increased treatment duration of patients using REVLIMID® in multiple myeloma and an increase in market penetration contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in addition to product reimbursement approvals and the launch of REVLIMID® in Japan in the latter part of 2010.

Net sales of REVLIMID® increased by $762.7 million, or 44.7%, to $2.469 billion in 2010 compared to 2009, primarily due to increased unit sales in both U.S. and international markets. Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in over 65 countries in addition to product reimbursement approvals and the launch of REVLIMID® in Japan in the latter part of 2010.

VIDAZA® net sales increased by $171.0 million, or 32.0%, to $705.3 million in 2011 compared to 2010, with sales increases in both the U.S. and international markets. The growth in international markets was primarily due to the increase in treatment duration of patients using VIDAZA® and product launches in multiple markets, including the United Kingdom and Japan.

Net sales of VIDAZA® increased by $147.1 million, or 38.0%, to $534.3 million in 2010 compared to 2009, primarily due to increased sales in international markets resulting from the completion of product launches in key European regions during the latter part of 2009 and the increase in treatment duration of patients using VIDAZA®.

THALOMID® net sales decreased by $50.5 million, or 13.0%, to $339.1 million in 2011 compared to 2010, primarily due to lower unit volumes in the United States.

Net sales of THALOMID® decreased by $47.3 million, or 10.8%, to $389.6 million in 2010 compared to 2009, primarily due to lower unit volumes in the United States resulting from the increased use of REVLIMID®.

Net sales of ABRAXANE® increased by $314.5 million to $385.9 million in 2011 compared to 2010 due to the inclusion of a full year of sales in 2011 compared to the 2.5 month period in 2010 after the acquisition of Abraxis.

ISTODAX® was obtained in the acquisition of Gloucester in January 2010 and was approved by the FDA for the treatment of CTCL in November 2009 and PTCL in June 2011 in patients who have received at least one prior therapy. ISTODAX® was launched for the treatment of CTCL in March of 2010. ISTODAX® net sales increased by $15.1 million, or 95.9%, to $30.9 million in 2011 compared to 2010.

"Other" net product sales in 2011 primarily included $21.3 million in sales of non-core products obtained from the acquisition of Abraxis, which were exited in April 2011, $5.4 million in sales of non-core Pharmion products to be exited and $1.3 million in sales of FOCALIN®.

"Other" net product sales in 2010 primarily included $15.9 million in sales of non-core products obtained from the acquisition of Abraxis, $8.2 million in sales of Pharmion products to be exited and $3.2 million in sales of FOCALIN®.

Collaborative Agreements and Other Revenue:    Revenue from collaborative agreements and other sources increased by $9.0 million to $19.5 million in 2011 compared to 2010. The increase was primarily due to receipt of a $6.3 million milestone payment in February 2011 related to the approval of VIDAZA® in Japan and an increase in certain manufacturing and management fees in 2011.

Revenue from collaborative agreements and from other sources decreased by $3.2 million to $10.5 million in 2010 compared to 2009. The decrease was primarily due to receipt of a $5.0 million milestone payment in 2009 which was not duplicated in 2010, partly offset by an increase in licensing fees and the inclusion of Abraxis other revenues subsequent to the October 2010 acquisition date.

Royalty Revenue:    Royalty revenue increased by $16.1 million to $122.9 million in 2011 compared to 2010 primarily due to an increase in royalties earned from Novartis on its sales of FOCALIN XR® and the entire RITALIN® family of drugs, which was partly offset by a decrease in residual payments earned by us from GlaxoSmithKline plc, or GSK's, ALKERAN® revenues.

Royalty revenue decreased by $2.0 million to $106.8 million in 2010 compared to 2009. A $5.9 million decrease in residual payments earned by us based upon GSK's ALKERAN® revenues was partly offset by a net $3.9 million increase in royalties earned from Novartis based upon its FOCALIN XR® and RITALIN® sales.

Gross to Net Sales Accruals:    We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, and chargebacks and distributor service fees.

REVLIMID® is distributed in the United States through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to help ensure the product's safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. THALOMID® is distributed in the United States under our proprietary "System for Thalidomide Education and Prescribing Safety," or S.T.E.P.S.®, program, which is a comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to help ensure the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA®, ISTODAX® and ABRAXANE® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as THALOMID® and REVLIMID®.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. Net revenues for the period ended December 31, 2011 were negatively impacted by a component of the Health Care Reform Act, which became effective in January 2011 and required manufacturers of pharmaceutical products to be responsible for 50% of the patient's cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as actual invoice data throughout 2011. This expense is recognized throughout the year as incurred. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales. The Health Care Reform Act mandated an annual fee in 2011 payable by branded prescription drug manufacturers and importers on branded prescription drugs. The fee, which was not material, is included in selling, general and administrative on the 2011 Consolidated Statements of Income.

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

See Critical Accounting Estimates and Significant Accounting Policies below for further discussion of gross to net sales accruals.

Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2008	$17,799	$3,659	$10,810	$23,386	$55,654
Allowances for sales during 2009	14,742	37,315	48,082	88,807	188,946
Credits/deductions issued for prior year sales	(13,168)	(2,306)	(11,042)	(10,333)	(36,849)
Credits/deductions issued for sales during 2009	(12,013)	(35,070)	(29,739)	(72,619)	(149,441)

Balance at December 31, 2009	$7,360	$3,598	$18,111	$29,241	$58,310
Abraxis balance at October 15, 2010	815	-	4,336	7,253	12,404
Allowances for sales during 2010	6,440	52,975	117,788	123,625	300,828
Credits/deductions issued for prior year sales	(5,764)	(3,304)	(14,437)	(15,882)	(39,387)
Credits/deductions issued for sales during 2010	(4,072)	(44,997)	(40,834)	(96,870)	(186,773)

Balance at December 31, 2010	$4,779	$8,272	$84,964	$47,367	$145,382
Allowances for sales during prior periods	-	-	(5,366)	2,047	(3,319)
Allowances for sales during 2011	16,757	56,110	192,118	191,765	456,750
Credits/deductions issued for prior year sales	(5,714)	(4,208)	(34,344)	(38,162)	(82,428)
Credits/deductions issued for sales during 2011	(6,848)	(51,450)	(100,333)	(138,708)	(297,339)

Balance at December 31, 2011	$8,974	$8,724	$137,039	$64,309	$219,046

A comparison of allowances for sales within each of the four categories noted above for 2011 and 2010 follows:

2011 compared to 2010:    Returns and allowances increased by $10.3 million in 2011 compared to 2010, primarily due to approximately $7.7 million related to provisions for products with quality issues from contract manufacturers.

Discounts increased by $3.1 million in 2011 compared to 2010, primarily due to revenue increases in the United States and international markets, both of which offer discount programs, and expansion into new international markets.

Government rebates increased by $69.0 million in 2011 compared to 2010. The increase was primarily due to an increase of $52.5 million in rebate rates in certain international markets and $23.9 million in increased costs associated with the Medicare Part D Coverage Gap, partly offset by a $5.4 million benefit related to a refinement of prior year estimates for Medicaid Managed Care Organizations.

Chargebacks and distributor service fees increased by $70.2 million in 2011 compared to 2010. Chargebacks increased by $33.3 million, including $23.2 million related to the inclusion of ABRAXANE® sales in 2011 and $8.8 million related to sales of VIDAZA®, which included $2.1 million related to disputed claims from 2010. Distributor service fees increased by $36.9 million, including $22.8 million in service fees primarily attributable to sales of ABRAXANE®, $7.8 million in rebates related to the launch of VIDAZA® in Japan and a $3.6 million increase in TRICARE rebates.

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

Cost of Goods Sold (excluding amortization of acquired intangible assets):    Cost of goods sold and related percentages for the years ended December 31, 2011, 2010 and 2009 were as follows (dollar amounts in thousands):

	2011	2010	2009
Cost of goods sold (excluding amortization of acquired intangible assets)	$425,859	$306,521	$216,289
Increase (decrease) from prior year	$119,338	$90,232	$(41,978)
Percent increase (decrease) from prior year	38.9%	41.7%	(16.3)%
Percent of net product sales	9.1%	8.7%	8.4%

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $119.3 million to $425.9 million in 2011 compared to 2010. The increase was primarily due to the inclusion in 2011 of a $90.3 million inventory step-up amortization adjustment related to sales of ABRAXANE® subsequent to the acquisition of Abraxis compared to a $34.7 million step-up amortization adjustment included in 2010. The remainder of the increase was primarily due to an increase in material costs resulting from a higher level of sales activity. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 9.1% in 2011 compared to 8.7% in 2010 primarily due to the inventory step-up amortization adjustment for ABRAXANE®. Excluding the step-up amortization adjustments in both years, the cost of goods sold ratios were 7.1% and 7.7% in 2011 and 2010, respectively.

Cost of goods sold (excluding amortization of acquired intangible assets) increased by $90.2 million to $306.5 million in 2010 compared to 2009. The increase was primarily due to the inclusion of a $34.7 million inventory step-up amortization adjustment related to sales of ABRAXANE® subsequent to the October 2010 acquisition of Abraxis, in addition to increased sales of REVLIMID® and VIDAZA®, partly offset by the elimination of higher cost ALKERAN® sales, resulting from the March 31, 2009 conclusion of the GSK license agreement. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) increased to 8.7% in 2010 compared to 8.4% in 2009 primarily due to the inventory step-up amortization for ABRAXANE®.

Research and Development:    Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants and fees paid to clinical research organizations, supplies and upfront and milestone payments resulting from collaboration arrangements.

Research and development expenses and related percentages for the years ended December 31, 2011, 2010 and 2009 were as follows (dollar amounts in thousands):

	2011	2010	2009
Research and development	$1,600,264	$1,128,495	$794,848
Increase (decrease) from prior year	$471,769	$333,647	$(136,370)
Percent increase (decrease) from prior year	41.8%	42.0%	(14.6)%
Percent of total revenue	33.0%	31.1%	29.5%

Research and development expenses increased by $471.8 million to $1.600 billion in 2011 compared to 2010. The increase in 2011 was partly due to an increase of $230.1 million related to the Abraxis business, including a $118.0 million impairment charge related to the in-process research and development, or IPR&D, acquired intangible asset. The impairment charge resulted from a change in the probability of obtaining progression-free survival labeling for the treatment of non-small cell lung cancer for ABRAXANE® in the United States. The remainder of the increase was primarily due to an increase in research and development project spending in support of multiple programs across a broad range of diseases, with late stage clinical trials completing enrollment during 2011. Expenses for 2011 also included $128.5 million in upfront payments related to research and development collaboration arrangements, a $20.0 million payment to Agios for a one year extension of our collaboration agreement and $14.5 million in milestone payments.

Research and development expenses increased by $333.6 million to $1.128 billion in 2010 compared to 2009, partly due to an increase of $86.7 million in upfront payments related to research and development collaboration arrangements. A $121.2 million upfront payment was made to Agios Pharmaceuticals, Inc., or Agios, in 2010, compared to a combined $34.5 million in payments made to GlobeImmune, Inc., or GlobeImmune, and Array BioPharma, Inc., or Array, in 2009. In addition, 2010 included a $10.0 million milestone payment, $65.6 million in expenses related to Abraxis and Gloucester subsequent to their acquisition dates, an increase of approximately $55.0 million in salary and benefits related to an increase in employees, an increase of approximately $50.0 million in research and development project spending and increases in spending in support of multiple programs across a broad range of diseases.

The following table provides a breakdown of research and development expenses (in thousands):

	2011	2010	Increase (Decrease)
Human pharmaceutical clinical programs	$732,366	$480,491	$251,875
Other pharmaceutical programs (1)	544,094	374,342	169,752
Drug discovery and development	159,409	120,362	39,047
Placental stem cell	21,416	22,124	(708)
Collaboration arrangements	142,979	131,176	11,803

Total	$1,600,264	$1,128,495	$471,769

(1)
Other pharmaceutical programs include spending for toxicology, analytical research and development, quality and regulatory affairs.

Research and development expenditures support multiple ongoing clinical proprietary development programs for: REVLIMID® in multiple myeloma, or MM, mantle cell lymphoma, follicular lymphoma, diffuse large B-cell lymphoma, MDS, AML, chronic lymphomcytic leukemia; VIDAZA® for treatment of AML and MDS; ABRAXANE® in melanoma, non-small cell lung and pancreatic cancers; ISTODAX® for treatment of CTCL and PTCL; apremilast (CC-10004), our lead anti-inflammatory compound that inhibits multiple proinflammatory mediators and which is currently being evaluated in phase III clinical trials for the treatment of psoriasis, psoriatic arthritis and ankylosing spondilitis and in phase II for treatment of rheumatoid arthritis; pomalidomide, which is currently being evaluated in phase II and III clinical trials in MM and myelofibrosis, Sotalercept, currently in phase II in renal anemia; CC-930, in idiopathic pulmonary fibrosis and discoid lupus erythematosus; CC-11050, which has a phase II clinical trial in progress in lupus; CC-223, 115 and 122 in solid tumors, non-hodgkins lymphoma, MM; as well as our cellular therapy programs in early development in rheumatoid arthritis, multiple sclerosis, crohn's disease and sarcoidosis.

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

The following table presents significant developments in our population of phase III clinical trials that occurred during the twelve-month period ended December 31, 2011 and developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials

Product	Disease Indication
Pomalidomide	Multiple Myeloma

Phase III trial suspension or termination

Product	Disease Indication
REVLIMID®	CRPC[1]

Regulatory approval requests in major markets

Product	Disease Indication	Major Market	Regulatory Agency	Date of Submission
ISTODAX®	PTCL	E.U.	EMA	March 2011
ABRAXANE®	NSCLC[2]	U.S.	FDA	December 2011
REVLIMID®	RRMM	China	SFDA	December 2011
REVLIMID®	Del 5q MDS	E.U.	EMA	February 2012

Regulatory agency approvals or rejections

Product	Disease Indication	Major Market	Regulatory Agency	Approval / Rejection
ISTODAX®	PTCL	U.S.	FDA	Approval
VIDAZA®	MDS	Japan	PDMA[3]	Approval

  1    Castrate-Resistant Prostate Cancer

  2    Non Small Cell Lung Cancer

  3    Pharmaceuticals and Medical Devices Agency

Selling, General and Administrative:    Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, legal and administrative organizations, costs related to the launch of new products or those approved for new indications, outside legal and professional services, donations to non-profit foundations and facilities costs.

Selling, general and administrative expenses and related percentages for the years ended December 31, 2011, 2010 and 2009 were as follows (dollar amounts in thousands):

	2011	2010	2009
Selling, general and administrative	$1,226,314	$950,634	$753,827
Increase from prior year	$275,680	$196,807	$68,280
Percent increase from prior year	29.0%	26.1%	10.0%
Percent of total revenue	25.3%	26.2%	28.0%

Selling, general and administrative expenses increased by $275.7 million to $1.226 billion in 2011 compared to 2010, partly due to higher marketing and sales-related expenses resulting from ongoing product launch activities, including REVLIMID® in Japan, preparation for the filing and launch of REVLIMID® in China, ISTODAX® in PTCL in the United States and ABRAXANE® in the United States and Europe. In addition, 2011 included an increase of $72.1 million in expenses related to the Abraxis business, resulting from a full year's expense being included in 2011.

Selling, general and administrative expenses increased by $196.8 million to $950.6 million in 2010 compared to 2009, partly due to the inclusion of $50.0 million in expenses related to Abraxis and Gloucester subsequent to their acquisition dates, a $19.1 million increase in facilities costs and an $11.7 million increase in donations to non-profit foundations. The remaining increase includes higher marketing and sales related expenses, resulting from ongoing product launch activities of VIDAZA® in Europe and ISTODAX® in the United States, in addition to the continued expansion of our international commercial activities.

Amortization of Acquired Intangible Assets:    Amortization of acquired intangible assets is summarized below for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Abraxis acquisition	$89,259	$21,648	$-
Gloucester acquisition	40,217	21,833	-
Pharmion acquisition	159,750	159,750	83,403

Total amortization	$289,226	$203,231	$83,403
Increase (decrease) from prior year	$85,995	$119,828	$(20,564)

Amortization of acquired intangible assets increased by $86.0 million to $289.2 million in 2011 compared to 2010. The increase in amortization expense was primarily due to a full year's amortization of intangible assets obtained in the October 2010 acquisition of Abraxis being included in 2011. In addition, in June 2011, the FDA approved ISTODAX®, which was obtained in the January 2010 acquisition of Gloucester, for treatment of PTCL in patients who have received at least one prior therapy. As a result of the FDA approval, amortization of the intangible asset commenced with an 8.8 year expected useful life, increasing amortization expense by $17.8 million.

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

Acquisition Related (Gains) Charges and Restructuring, net:    Acquisition related (gains) charges and restructuring, net was a net gain of $142.3 million in 2011, primarily due to a $151.5 million favorable adjustment to the fair value of our liability related to publicly traded contingent value rights, or CVRs, that were issued as part of the acquisition of Abraxis. The favorable adjustment was partly offset by $4.0 million in accretion of contingent consideration related to U.S. and EU approval of ISTODAX® for treatment of PTCL and $5.2 million in restructuring and other acquisition related charges.

Acquisition related (gains) charges and restructuring, net was a charge of $47.2 million in 2010 and included $22.7 million in accretion of the contingent consideration related to the acquisition of Gloucester in January 2010 and $24.5 million in net costs related to the acquisition of Abraxis in October 2010. In addition to acquisition related fees of $21.4 million, the costs related to Abraxis included restructuring costs of $16.1 million, partly offset by a $13.0 favorable adjustment to the fair value of our liability related to CVRs that were issued as part of the acquisition of Abraxis. The restructuring costs are primarily severance related.

Interest and Investment Income, Net:    Interest and investment income, net is summarized below for the years ended December 31, 2011, 2010 and 2009 (dollar amounts in thousands):

	2011	2010	2009
Interest and investment income, net	$25,860	$44,757	$76,785
Decrease from prior year	$(18,897)	$(32,028)	$(8,050)
Percentage decrease from prior year	(42.2)%	(41.7)%	(9.5)%

Interest and investment income, net decreased by $18.9 million to $25.9 million in 2011 compared to 2010. The decrease was primarily due to a $14.2 million reduction in interest income due to lower overall yields, a $7.4 million net reduction in gains on sales of marketable securities and a $0.3 million decrease in dividend income, partly offset by a $3.0 million net decrease in the amortization of premiums and discounts related to the purchase of marketable securities.

Interest and investment income, net decreased by $32.0 million to $44.8 million in 2010 compared to 2009. The decrease was primarily due to a $19.6 million net reduction in gains on sales of marketable securities in 2010 compared to 2009 and a $13.6 million reduction in interest income due to lower overall yields and the liquidation of securities to fund the Abraxis acquisition.

Equity in Losses of Affiliated Companies:    Under the equity method of accounting, we recorded losses of $2.8 million, $1.9 million and $1.1 million in 2011, 2010 and 2009, respectively. The losses in 2011 and 2010 included losses from non-core Abraxis equity method investments which were divested in April 2011.

Interest Expense:    Interest expense was $42.7 million, $12.6 million and $2.0 million in 2011, 2010 and 2009, respectively. The $30.1 million increase in 2011 compared to 2010 was primarily due to a $29.6 million increase in interest accrued on the $1.25 billion in senior notes issued in October 2010 and to the issuance of commercial paper beginning in September 2011.

We entered into interest rate swap contracts in February and March 2011 to convert a portion of our interest rate exposure related to the senior notes from fixed rate to floating rate to more closely align interest expense with interest income received on our cash equivalent and investment balances. In August 2011, we settled the swap contracts resulting in the receipt of $34.3 million. The proceeds from the swap settlement are being accounted for as a reduction of current and future interest expense associated with our $500.0 million, 2.45% fixed-rate notes due in 2015. There were no interest rate swap contracts outstanding at December 31, 2011.

Other Income, Net:    Other income, net is summarized below for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Other income (expense), net	$(3,550)	$(7,220)	$60,461
Earnings increase (decrease) in income from prior year	$3,670	$(67,681)	$35,739

Other income (expense), net was a net expense of $3.6 million in 2011 and $7.2 million in 2010. The $3.7 million decrease in expense in 2011 compared to 2010 was primarily due to a $3.6 million economic development grant received from the State of New Jersey in 2011.

Other income, net decreased by $67.7 million in 2010 to a net expense of $7.2 million compared to an income of $60.5 million in 2009 primarily due to a reduction in net gains on foreign currency forward contracts that had not been designated as hedges entered into in order to offset net foreign exchange gains and losses.

Income Tax Provision:    The income tax provision decreased by $30.4 million to $102.1 million in 2011 compared to 2010. The full year 2011 underlying effective tax rate of 11.5% reflects the impact from our low tax Swiss manufacturing operations, the favorable impact of a shift in earnings between the United States and lower tax foreign jurisdictions, and tax deductions related to our acquisitions. The decrease in the underlying effective tax rate also reflects benefits from an increase in acquisition-related charges, including an IPR&D asset impairment charge of $118.0 million and a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis of $151.5 million. The effective tax rate was reduced by 4.3 percentage points in 2011 as a result of discrete items which included tax benefits related to a foreign tax credit, a decrease in unrecognized tax benefits for certain ongoing income tax audits and expirations of statutes of limitations, and a net tax benefit related to changes in state tax laws.

The income tax provision decreased by $66.5 million to $132.4 million in 2010 compared to 2009. The full year 2010 underlying effective tax rate of 15.9% reflects the impact from our low tax Swiss manufacturing operations, the favorable impact of a shift in earnings between the United States and lower tax foreign jurisdictions, and tax deductions related to our acquisitions. The effective tax rate was reduced by 2.8 percentage points in 2010 as a result of discrete items which included tax benefits related to a settlement of a tax examination and the reduction in a valuation allowance related to certain tax carryforwards, partially offset by an increase in unrecognized tax benefits for certain ongoing income tax audits.

The income tax provision for 2009 included a full year underlying effective tax rate of 21.8%. The effective tax rate was reduced by 1.4 percentage points in 2009 as a result of discrete items which included tax benefits related to filing our 2008 income tax returns with certain items being more favorable than originally estimated and settlement of tax examinations, partially offset by an increase in unrecognized tax benefits for certain ongoing income tax audits.

Net Income:    Net income and per common share amounts for the years ended December 31, 2011, 2010 and 2009 were as follows (dollar amounts in thousands, except per share data):

	2011	2010	2009
Net income attributable to Celgene	$1,318,150	$880,512	$776,747
Per common share amounts:
Basic	$2.89	$1.90	$1.69
Diluted	$2.85	$1.88	$1.66
Weighted average shares:
Basic	455,348	462,298	459,304
Diluted	462,748	469,517	467,354

Net income for 2011 reflects the earnings impact from higher sales of REVLIMID®, VIDAZA® and a full year's sales of ABRAXANE®. The favorable impact of higher revenues was partly offset by increased spending for new product launches, research and development activities, expansion of our international operations, increase in amortization of intangible assets related to acquisitions and an increase in interest expense related to the issuance of senior notes in October 2010. Earnings per diluted share were also favorably impacted in 2011 by the repurchase of 38.3 million common shares under our common share repurchase program, reducing our outstanding share base.

Net income for 2010 reflects the earnings impact from higher sales of REVLIMID® and VIDAZA®. The favorable impact of higher revenues was partly offset by increased spending for new product launches, research and development activities, expansion of our international operations and the additional costs and intangible amortization related to acquisitions.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition for the years ended December 31, 2011, 2010 and 2009 (in thousands):

				Increase (Decrease)
	2011	2010	2009	2011 versus 2010	2010 versus 2009
Financial assets:
Cash and cash equivalents	$1,859,464	$1,351,128	$1,102,172	$508,336	$248,956
Marketable securities available for sale	788,690	1,250,173	1,894,580	$(461,483)	$(644,407)

Total financial assets	$2,648,154	$2,601,301	$2,996,752	$46,853	$(395,451)

Debt:
Short-term borrowings	$526,684	$-	$-	$526,684	$-
Long-term debt	1,275,585	1,247,584	-	28,001	1,247,584

Total debt	$1,802,269	$1,247,584	$-	$554,685	$1,247,584

Working capital (1)	$2,659,970	$2,835,427	$3,302,109	$(175,457)	$(466,682)

(1)
Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less short-term borrowings, accounts payable, accrued expenses, income taxes payable and other current liabilities.

We rely primarily on positive cash flows from operating activities, proceeds from sales of available-for-sale marketable securities, and borrowings in the form of long-term notes payable and, beginning in September 2011, short-term Commercial Paper to provide for our liquidity requirements. We expect continued growth in our expenditures, particularly those related to research and development, clinical trials, commercialization of new products, international expansion and capital investments. However, we anticipate that existing cash and cash equivalent balances, marketable securities available for sale, cash generated from operations and existing sources of and access to financing are adequate to fund our operating needs, capital expenditures, debt service requirements and our plans to repurchase stock or pursue other strategic business initiatives for the foreseeable future. In January 2012, we announced one such strategic business initiative when we and Avila Therapeutics, Inc., or Avila, a privately-held biotechnology company, announced a definitive merger agreement under which we will acquire Avila, subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, for $350 million in cash plus up to $575 million in contingent development and approval milestones.

We consider the cumulative unremitted earnings of foreign subsidiaries to be indefinitely invested outside the United States. Of the total cash, cash equivalents, and marketable securities at December 31, 2011, approximately $2.3 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the United States to fund our U.S. operational and strategic needs. Consequently, we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings. While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.

Share Repurchase Program:    Our Board of Directors has approved an aggregate $4.0 billion common share repurchase program of which we have approximately $1.387 billion remaining for future share repurchases. During 2011 we used $2.221 billion for share repurchases.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:    We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $46.9 million increase in cash, cash equivalents and marketable securities available for sale at December 31, 2011 compared to 2010 was primarily due to cash generated from operations and short-term borrowings, partly offset by the $2.221 billion cash paid out under our share repurchase program.

Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other-than-temporary impairment charges, is included in interest and investment income, net. For more information related to the fair value and valuation of our marketable securities, see Note 5 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Accounts Receivable, Net:    Accounts receivable, net increased by $239.1 million to $945.5 million in 2011 compared to 2010, primarily due to increased U.S. and international sales, including sales of REVLIMID®, VIDAZA® and ABRAXANE®. Amounts due from customers increased primarily in the United States and certain European countries. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt crisis in certain European countries and associated impacts on the financial markets and our business. Our current business model in these markets is to sell our products directly to principally government owned or controlled hospitals, who in turn directly deliver critical care to patients. Our products are used to treat life-threatening diseases and we believe this business model enables timely delivery and adequate supply of products. Many of the outstanding receivable balances are related to government-funded hospitals and we believe the receivable balances are ultimately collectible. Similarly, we believe that future sales to these customers will continue to be collectible.

The credit and economic conditions within Greece, Spain, Italy, and Portugal, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government owned or controlled hospitals and the public sector and amounted to $396.1 million at the end of 2011 compared to $231.6 million at the end of 2010. Approximately $81.2 million of the $396.1 million receivable at December 31, 2011 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Italy, Portugal, and Spain regarding both the current and past due receivable balances. We continue to receive payments from these countries, and closely monitor the plans for payment at the regional government level. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities. We have the option to pursue legal action against certain of our customers. In view of the protracted timeline associated with collecting the outstanding balances through legal action and the current direct communication with our customers, in many instances, we do not believe this to be the best approach for any of the parties involved.

In determining the appropriate allowance for doubtful accounts for Italy, Portugal, and Spain, we considered that the balance of past due receivables is related to sales made to government-owned or supported customers. We regularly monitor developments in Europe to assess whether the level of risk of default for any customers has increased and note the ongoing efforts by the European Union, European Monetary Union and International Monetary Fund to support countries with large public deficits and outstanding debt balances. We have not experienced significant losses or write-offs with respect to the collection of our accounts receivable in these countries as a result of their economic difficulties and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse impact on our financial position or results of operations.

Inventory:    Inventory balances decreased by $70.6 million to $189.6 million at the end of 2011 compared to the end of 2010, primarily due to a $90.3 million reduction in ABRAXANE® inventory related to the inventory step-up adjustment to fair value resulting from the acquisition of Abraxis, which flowed through cost of goods sold during 2011. The favorable impact from the reduction in the step-up adjustment was partly offset by an increase in REVLIMID®, VIDAZA® and ABRAXANE® inventories, attributable to higher sales levels.

Other Current Assets:    Other current assets increased by $120.1 million to $395.1 million at the end of 2011 compared to the end of 2010 primarily due to a $64.2 million increase in the fair value of foreign currency forward contracts, in addition to increases in royalties receivable and other prepaid expenses, including taxes and insurance.

Commercial Paper:    In September 2011, we entered into a commercial paper program, or the Program, under which we issued unsecured commercial paper notes, or Commercial Paper, on a private placement basis up to a maximum aggregate amount outstanding at any time of

$1.0 billion, the proceeds of which will be used for general corporate purposes. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. As of the end of 2011, $401.4 million of Commercial Paper was outstanding bearing an effective interest rate of 0.5%.

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

The Credit Facility has a five-year term and amounts may be borrowed for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. As of the end of 2011, there was no outstanding borrowing under the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants. We were in compliance with all debt covenants as of the end of 2011.

Credit Facility:    In November 2011, we entered into an uncommitted facility, or Facility, not exceeding an aggregate of $125.0 million. Advances are to be in currencies agreed upon and will be for periods of one or three months. Interest will accrue and be calculated in respect to each advance on the basis of the number of days elapsed and a 360 day year in the case of advances in U.S. Dollars at a rate per annum of 1.0% above LIBOR. Interest accrued on each advance will be paid at its maturity. The Facility may be terminated at any time by the lending party with or without prior notice. As of the end of 2011, $125.0 million was outstanding under the Facility and accounted for as short-term borrowings. The outstanding balance was repaid in January 2012.

Accounts Payable, Accrued Expenses and Other Current Liabilities:    Accounts payable, accrued expenses and other current liabilities decreased by $34.4 million to $961.7 million as of the end of 2011 compared to the end of 2010. The decrease was primarily due to the payment of $180.0 million of contingent consideration related to the purchase of Gloucester, which had a fair value of $171.9 million on December 31, 2010 and payment of a litigation settlement, which was reserved for at $80.0 million in 2010, mostly offset by increases in governmental rebates and Medicaid reimbursements, in addition to clinical trial and compensation-related accruals.

Income Taxes Payable (Current and Non-Current):    Income taxes payable increased by $83.2 million to $646.5 million as of the end of 2011 compared to the end of 2010, primarily from the current provision for income taxes of $187.9 million, mostly offset by tax payments of $50.8 million and a tax benefit of stock options of $35.0 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

				Increase (Decrease)
	2011	2010	2009	2011 versus 2010	2010 versus 2009
Net cash provided by operating activities	$1,808,685	$1,181,556	$909,855	$627,129	$271,701
Net cash provided by (used in) investing activities	$377,696	$(2,107,305)	$(856,078)	$2,485,001	$(1,251,227)
Net cash provided by (used in) financing activities	$(1,654,605)	$1,177,167	$(61,872)	$(2,831,772)	$1,239,039

Operating Activities:    Net cash provided by operating activities in 2011 increased by $627.1 million to $1.809 billion as compared to 2010. The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net earnings, partially offset by the increase in accounts receivable associated with expanding international sales, which take longer to collect, and the timing of receipts and payments in the ordinary course of business.

Investing Activities:    Net cash provided by investing activities in 2011 changed to a positive $377.7 million compared to a net cash use of $2.107 billion in 2010. The 2010 investing activities included net cash used in the acquisition of Abraxis of $2.315 billion and the acquisition of Gloucester of $337.6 million. Investing activities included net sales of marketable securities available in the amount of $481.8 million in 2011 compared to $659.7 million in 2010.

In April 2011, we sold non-core assets acquired with Abraxis to various entities that are owned or controlled by Dr. Patrick Soon-Shiong, the former majority shareholder and executive chairman of Abraxis. We received cash consideration of $110.0 million, 10% equity ownership in an entity, Active Biomaterials, LLC, formed with certain of the non-core assets with revenue-producing potential and a future royalty stream based on net sales of certain products of Active Biomaterials, LLC. The net proceeds from this sale amounted to $93.2 million.

Financing Activities:    Net cash used in financing activities in 2011 was $1.655 billion compared to net cash provided of $1.177 billion in 2010. The $2.832 billion decrease in net cash provided by financing activities in 2011 was primarily attributable to proceeds from the issuance of long-term debt in 2010 that provided net cash of $1.237 billion and the $2.221 billion in common share repurchases in 2011 under the common share repurchase program. In July 2011, we made a payment of $180.0 million to the former shareholders of Gloucester in satisfaction of an acquisition-related milestone payment requirement based on the FDA approval of the Supplemental New Drug Application for ISTODAX® for treatment in the United States of PTCL in patients who have received at least one prior therapy. The acquisition date fair value of the contingent consideration for this milestone was $156.7 million, the settlement of which is reflected as a financing activity in the Consolidated Statement of Cash Flows for 2011.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2011 (in thousands):

	Payment Due By Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Senior notes (1)	$46,250	$92,500	$580,250	$1,171,000	$1,890,000
Short-term borrowings	526,684	-	-	-	526,684
Operating leases	40,440	72,710	55,376	74,746	243,272
Other contract commitments	94,604	38,785	14,763	-	148,152

Total	$707,978	$203,995	$650,389	$1,245,746	$2,808,108

(1)
The senior note obligation amounts include future principal and interest payments.

Senior Notes:    In October 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015 (the "2015 notes"), $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 (the "2020 notes") and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040 (the "2040 notes" and, together with the 2015 notes and the 2020 notes, referred to herein as the "notes").

Short-term Borrowings:    Contractual obligations for short-term borrowings includes principal, interest and fees of $401.4 million related to commercial paper and $125.3 million related to borrowings from our credit facility that were outstanding at December 31, 2011.

Operating Leases:    We lease office and research facilities under various operating lease agreements in the United States and various international markets. The non-cancelable lease terms for operating leases expire at various dates between 2012 and 2023 and include renewal options. In general, we are also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. For more information on the major facilities that we occupy under lease arrangements refer to Part I, Item 2, "Properties" of this Annual Report on Form 10-K.

Other Contract Commitments:    Other contract commitments include $107.5 million in contractual obligations related to product supply contracts. In December 2006, we purchased an API manufacturing facility and certain other assets and liabilities located in Zofingen, Switzerland. At December 31, 2011, our remaining commitment resulting from the acquisition was $21.4 million. In addition, we have committed to invest an aggregate $25.0 million in two investment funds over a ten-year period, which is callable at any time. On December 31, 2011, our remaining investment commitment was $8.9 million.

Collaboration Arrangements:    We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments related to the attainment of specified development and regulatory approval milestones over a period of several years are inherently uncertain, and accordingly, no amounts have been recorded in our Consolidated Balance Sheets at December 31, 2011 and 2010 contained in this Annual Report on Form 10-K. Potential milestone payments total approximately $4.5 billion, including approximately $2.7 billion contingent on the achievement of various research, development and regulatory approval milestones and approximately $1.8 billion in sales-based milestones. The most significant collaboration agreements are identified in Note 19 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

New Accounting Principles

In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," or ASU 2011-11. Under ASU 2011-11, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2011-12 is not expected to have an impact on our consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment," or ASU 2011-08. The update simplifies how a company tests goodwill for impairment. ASU 2011-08 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 in 2012 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220)," or ASU 2011-05. ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial statements. In December 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective

Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," or ASU 2011-12. Under ASU 2011-12, the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05 are reinstated, effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011. The adoption of ASU 2011-12 is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820)," or ASU 2011-04. ASU 2011-04 was issued to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and International Financial Reporting Standards, or IFRS. The guidance in ASU 2011-04 explains how to measure fair value, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 will be effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011. The adoption of ASU 2011-04 will not have a material impact on our consolidated financial statements.

Critical Accounting Estimates and Significant Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. While our significant accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements included in this Annual Report, we believe the following accounting estimates and policies to be critical:

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

We recognize revenue from royalties based on licensees' sales of our products or products using our technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.

Gross to Net Sales Accruals:    We record gross to net sales accruals for sales returns and allowances; sales discounts, government rebates, and chargebacks and distributor service fees.

REVLIMID® is distributed in the United States through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®.

Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to help ensure the product's safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. THALOMID® is distributed in the United States under our proprietary "System for Thalidomide Education and Prescribing Safety," or S.T.E.P.S.®, program, which is a comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to help ensure the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA®, ISTODAX® and ABRAXANE® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as THALOMID® and REVLIMID®.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. Net revenues for the period ended December 31, 2011 were negatively impacted by a component of the U.S. Health Care Reform Act of 2010, or Health Care Reform Act, which became effective in January 2011 and required manufacturers of pharmaceutical products to be responsible for 50% of the patient's cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as actual invoice data throughout 2011. This expense is recognized throughout the year as incurred. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales. The Health Care Reform Act mandated in 2011 an annual fee payable by branded prescription drug manufacturers and importers on branded prescription drugs. The fee, which is not material, is included in selling, general and administrative on the 2011 Consolidated Statements of Income.

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

Allowance for Doubtful Accounts:    We estimate an allowance for doubtful accounts primarily based on the credit worthiness of our customers, historical payment patterns, aging of receivable balances and general economic conditions, including publicly available information on the credit worthiness of countries themselves and provinces or areas within such countries where they are the ultimate customers.

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

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2011, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.

Share-Based Compensation:    The cost of share-based compensation is recognized in the Consolidated Statements of Income based on the fair value of all awards granted, using the Black-Scholes method of valuation for stock options. The fair values of restricted stock units and performance restricted stock units are based on the market value of our Common Stock on the date of grant. The fair value of each award is determined and the compensation cost is recognized over the service period required to obtain full vesting. Compensation cost to be recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience.

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

Investments:    We apply the equity method of accounting to our investment in common stock of an affiliated company and certain investment funds, which primarily invest in companies conducting business in life sciences such as biotechnology, pharmaceuticals, medical technology, medical devices, diagnostics and health and wellness. We also maintain a portfolio of strategic investments in equity securities on a cost method basis which are included in other assets on the Consolidated Balance Sheets.

All of our investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: market value or exit price of the investment based on either market-quoted prices or future rounds of financing by the investee; length of time that the market value was below its cost basis; financial condition and business prospects of the investee; our intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee's ability to continue as a going concern; and any other information that we may be aware of related to the investment.

Accounting for Long-Term Incentive Plans:    We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three three-year performance cycles running concurrently ending December 31, 2012, 2013 and 2014. Performance measures for the performance cycles ending in 2012 and 2013 are based on the following components in the last year of the three-year cycle: 25% on non-GAAP earnings per share; 25% on non-GAAP net income; and 50% on total non-GAAP revenue, as defined. The performance cycle ending in 2014 is based on the following components in 2014: 37.5% on non-GAAP earnings per share; 37.5% on total non-GAAP revenue, as defined; and 25% on relative total shareholder return, which is a measurement of our stock price performance during the year compared with a group of other companies in the biopharmaceutical industry.

Payouts may be in the range of 0% to 200% of the participant's salary for the plans. Awards are payable in cash or, at our discretion, in our common stock or a mixture of cash and our common stock. For selected participants at our discretion, awards are payable in our common stock, with the number of shares determined using the average closing price for the 30 trading days prior to the beginning of the cycle, or a mixture of cash and our common stock. Payments made in our common stock are restricted from trading for a period of three years. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award, or an award based on actual performance, if higher, through the date of the change in control.

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

Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Intangible assets related to IPR&D product rights are treated as indefinite-lived intangible assets and not amortized until the product is approved for sale by regulatory authorities in specified markets. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Impairment testing is also performed at least annually or when a triggering event occurs that could indicate a potential impairment. Such test entails completing an updated discounted cash flow model to estimate the fair value of the asset. Our IPR&D product rights were obtained in the Gloucester and Abraxis acquisitions. The Gloucester related product rights will become definite-lived intangibles when marketing approval is received for ISTODAX® for treatment of PTCL in the European Union. The Abraxis related product rights will become definite-lived intangibles when marketing approval is received for ABRAXANE® for treatment of either NSCLC, pancreatic cancer or melanoma in a major market, typically either the United States or the European Union, or in a series of other countries, subject to certain specified conditions and management judgment.

Valuation of Contingent Consideration Resulting from a Business Combination:    We record contingent consideration resulting from a business combination at its fair value on the acquisition date, and for each subsequent reporting period revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings in the consolidated statements of income. Changes to contingent consideration obligations can result from movements in publicly traded share prices of CVRs, adjustments to discount rates and periods, updates in the assumed achievement or timing of any development milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. The assumptions related to determining the value of a contingent consideration include a significant amount of judgment and any changes in the assumptions could have a material impact on the amount of contingent consideration expense recorded in any given period. Our contingent consideration liabilities were acquired in the acquisitions of Gloucester and Abraxis. The fair value of the Gloucester contingent consideration liability is based on the discount rate, probability and estimated timing of a cash milestone payment to the former Gloucester shareholders. The fair value of the Abraxis contingent consideration liability is based on the quoted market price of the publicly traded CVRs.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2011, our market risk sensitive instruments consisted of marketable securities available for sale, long-term debt and certain foreign currency forward contracts.

Marketable Securities Available for Sale:    At December 31, 2011, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt-global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.

Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other-than-temporary impairment charges, is included in interest and investment income, net.

As of December 31, 2011, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in thousands):

	Duration
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$170,703	$568,882	$31,087	$770,672
Fair value	$176,984	$578,584	$32,562	$788,130
Average interest rate	1.5%	0.6%	1.5%	0.9%

Long-Term Debt:    In October 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040. The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount amortized as additional interest expense over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property. At December 31, 2011, the fair value of our senior notes outstanding was $1.294 billion.

Foreign Currency Forward Contracts:    We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2011 and 2010 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges under ASC 815 and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows (in thousands):

	Notional Amount
Foreign Currency	2011	2010
Australian Dollar	$17,169	$51,809
British Pound	53,764	58,440
Canadian Dollar	67,281	133,128
Euro	714,446	675,438
Japanese Yen	606,538	632,962
Swiss Franc	49,182	77,669
Others	-	2,835

Total	$1,508,380	$1,632,281

We consider the impact of our own and the counterparties' credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of December 31, 2011, credit risk did not materially change the fair value of our foreign currency forward contracts.

We recognized decreases in net product sales for certain effective cash flow hedge instruments of $33 thousand in 2011 and increases of $47.7 million in 2010. These settlements were recorded in the same period as the related forecasted sales occurred. Changes in time value, which we excluded from the hedge effectiveness assessment, were included in other income (expense), net.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges under ASC 815 and, accordingly, any changes in their fair value are recognized in other income (expense), net in the current period. Changes in the fair value of these currency forward contracts that have not been designated as hedges resulted in gains of $31.9 million in 2011 compared to losses of $70 thousand in 2010. The aggregate notional amounts of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2011 and 2010 were $916.9 million and $848.6 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the December 31, 2011 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $225.6 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

From time to time we enter into interest rate swap contracts to convert a portion of our interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on our cash equivalent and investment balances. There were no interest rate swap contracts outstanding at December 31, 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CELGENE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Celgene Corporation:

We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II – Valuation and Qualifying Accounts." These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 22, 2012

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,859,464	$1,351,128
Marketable securities available for sale	788,690	1,250,173
Accounts receivable, net of allowances of $18,855 and $13,104 at December 31, 2011 and 2010	945,531	706,429
Inventory	189,573	260,130
Deferred income taxes	116,751	151,779
Other current assets	395,094	275,005
Assets held for sale	58,122	348,555

Total current assets	4,353,225	4,343,199
Property, plant and equipment, net	506,042	509,919
Investment in affiliated companies	26,597	23,073
Intangible assets, net	2,844,698	3,248,498
Goodwill	1,887,220	1,896,344
Other assets	388,128	156,129

Total assets	$10,005,910	$10,177,162

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$526,684	$-
Accounts payable	121,525	94,465
Accrued expenses	701,707	592,336
Income taxes payable	30,042	11,423
Current portion of deferred revenue	14,346	16,362
Other current liabilities	138,424	309,214
Liabilities of disposal group	7,244	46,582

Total current liabilities	1,539,972	1,070,382
Deferred revenue, net of current portion	12,623	12,785
Income taxes payable	616,465	551,896
Deferred income taxes	775,022	882,870
Other non-current liabilities	273,516	416,173
Long-term debt, net of discount	1,275,585	1,247,584

Total liabilities	4,493,183	4,181,690

Commitments and Contingencies (Note 20)
Equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at December 31, 2011 and 2010	-	-
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 487,381,255 and 482,164,353 shares at December 31, 2011 and 2010, respectively	4,874	4,822
Common stock in treasury, at cost; 49,889,078 and 11,776,036 shares at December 31, 2011 and 2010, respectively	(2,760,705)	(545,588)
Additional paid-in capital	6,764,479	6,350,240
Retained earnings	1,566,416	248,266
Accumulated other comprehensive loss	(62,337)	(73,767)

Total stockholders' equity	5,512,727	5,983,973
Non-controlling interest	-	11,499

Total equity	5,512,727	5,995,472

Total liabilities and equity	$10,005,910	$10,177,162

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010	2009
Revenue:
Net product sales	$4,699,690	$3,508,438	$2,567,354
Collaborative agreements and other revenue	19,500	10,540	13,743
Royalty revenue	122,880	106,767	108,796

Total revenue	4,842,070	3,625,745	2,689,893

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	425,859	306,521	216,289
Research and development	1,600,264	1,128,495	794,848
Selling, general and administrative	1,226,314	950,634	753,827
Amortization of acquired intangible assets	289,226	203,231	83,403
Acquisition related (gains) charges and restructuring, net	(142,346)	47,229	-

Total costs and expenses	3,399,317	2,636,110	1,848,367

Operating income	1,442,753	989,635	841,526
Other income and expense:
Interest and investment income, net	25,860	44,757	76,785
Equity in (losses) of affiliated companies	(2,804)	(1,928)	(1,103)
Interest (expense)	(42,737)	(12,634)	(1,966)
Other income (expense), net	(3,550)	(7,220)	60,461

Income before income taxes	1,419,522	1,012,610	975,703
Income tax provision	102,066	132,418	198,956

Net income	1,317,456	880,192	776,747
Less: Net loss attributable to non-controlling interest	694	320	-

Net income attributable to Celgene	$1,318,150	$880,512	$776,747

Net income per share attributable to Celgene:
Basic	$2.89	$1.90	$1.69
Diluted	$2.85	$1.88	$1.66
Weighted average shares:
Basic	455,348	462,298	459,304
Diluted	462,748	469,517	467,354

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$1,317,456	$880,192	$776,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of long-term assets	71,153	54,234	41,682
Amortization	291,698	204,855	84,386
Allocation of pre-paid royalties	16,742	47,241	36,045
Provision (benefit) for accounts receivable allowances	6,354	(2,309)	2,664
Deferred income taxes	(85,822)	(103,923)	(26,939)
Impairment of acquired in-process research and development	118,000	-	-
Change in value of contingent consideration	(147,463)	9,712	-
Share-based compensation expense	225,154	186,989	145,929
Equity in losses of affiliated companies	2,804	1,928	518
Share-based employee benefit plan expense	20,664	14,403	11,515
Unrealized change in value of foreign currency forward contracts	(47,611)	9,970	(9,738)
Realized (gain) on marketable securities available for sale	(3,842)	(11,531)	(31,013)
Other, net	(11,404)	(2,352)	8,715
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(263,130)	(234,452)	(122,615)
Inventory	70,980	18,723	1,540
Other operating assets	(69,288)	(45,674)	(53,847)
Assets held for sale, net	2,361	2,999	-
Accounts payable and other operating liabilities	223,814	51,557	652
Payment of contingent consideration	(23,324)	-	-
Income tax payable	95,326	78,110	39,823
Deferred revenue	(1,937)	20,884	3,791

Net cash provided by operating activities	1,808,685	1,181,556	909,855

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	2,175,172	3,931,883	2,258,376
Purchases of marketable securities available for sale	(1,693,380)	(3,272,225)	(3,007,673)
Payments for acquisition of business, net of cash acquired	-	(2,652,377)	-
Proceeds from the sale of non-core assets, net	93,185	-	-
Capital expenditures	(132,119)	(98,632)	(93,384)
Investment in affiliated companies	(3,914)	(1,934)	(3,603)
Purchases of investment securities	(59,248)	(14,020)	(13,127)
Other investing activities	(2,000)	-	3,333

Net cash provided by (used in) investing activities	377,696	(2,107,305)	(856,078)

Cash flows from financing activities:
Payment for treasury shares	(2,221,157)	(183,116)	(209,461)
Proceeds from short-term borrowing	1,878,784	-	-
Principal repayments on short-term borrowing	(1,353,061)	-	-
Payment of contingent consideration	(156,676)	-	-
Proceeds from issuance of long-term debt	-	1,237,270	-
Net proceeds from exercise of common stock options and warrants	166,451	86,889	49,751
Excess tax benefit from share-based compensation arrangements	31,054	36,124	97,838

Net cash provided by (used in) financing activities	(1,654,605)	1,177,167	(61,872)

Effect of currency rate changes on cash and cash equivalents	(23,440)	(2,462)	17,881

Net increase in cash and cash equivalents	508,336	248,956	9,786
Cash and cash equivalents at beginning of period	1,351,128	1,102,172	1,092,386

Cash and cash equivalents at end of period	$1,859,464	$1,351,128	$1,102,172

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized (gain) loss on marketable securities available for sale	$(3,651)	$(13,808)	$(3,326)

Matured shares tendered in connection with stock option exercises	$(4,912)	$(8,245)	$(2,014)

Supplemental disclosure of cash flow information:
Interest paid	$2,346	$1,752	$1,882

Income taxes paid	$93,019	$121,976	$70,539

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Celgene Corporation Shareholders
Years Ended December 31, 2011, 2010 and 2009	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Non- Controlling Interest	Total
Balances at December 31, 2008	$4,633	$(157,165)	$5,180,397	$(1,408,993)	$(127,544)	$3,491,328	$-	$3,491,328
Net income				776,747		776,747		776,747
Other comprehensive income:
Increase in unrealized gains on available for sale securities, net of $11,316 tax benefit					14,642	14,642		14,642
Reclassification of gains on available for sale securities included in net income, net of $20,675 tax					(31,013)	(31,013)		(31,013)
Unrealized gains on cash flow hedges					55,479	55,479		55,479
Pension liability adjustment					5,180	5,180		5,180
Net asset transfer of common control foreign subsidiaries			(3,198)		3,198	-		-
Currency translation adjustments					(9,367)	(9,367)		(9,367)

Comprehensive income						$811,668	$-	$811,668
Mature shares tendered related to option exercise		(2,014)	1,213			(801)		(801)
Exercise of stock options and warrants	43	(33)	50,491			50,501		50,501
Shares purchased under share repurchase program		(209,461)				(209,461)		(209,461)
Issuance of common stock for employee benefit plans		6,152	2,784			8,936		8,936
Expense related to share-based compensation			143,659			143,659		143,659
Income tax benefit upon exercise of stock options			98,776			98,776		98,776

Balances at December 31, 2009	$4,676	$(362,521)	$5,474,122	$(632,246)	$(89,425)	$4,394,606	$-	$4,394,606
Net income				880,512		880,512	(320)	880,192
Other comprehensive income:
Increase in unrealized gains on available for sale securities, net of $469 tax benefit					14,277	14,277		14,277
Reclassification of gains on available for sale securities included in net income, net of $7,591 tax					(11,387)	(11,387)		(11,387)
Unrealized losses on cash flow hedges					(20,918)	(20,918)		(20,918)
Pension liability adjustment					(5,695)	(5,695)		(5,695)
Net asset transfer of a common control foreign subsidiary			106		(106)	-		-
Change in functional currency of a foreign subsidiary			(57,668)		57,668	-		-
Currency translation adjustments					(18,181)	(18,181)		(18,181)

Comprehensive income						$838,608	$(320)	$838,288
Mature shares tendered related to option exercise		(8,245)	7,335			(910)		(910)
Exercise of stock options, warrants and conversion of restricted stock units	39	(1,410)	91,039			89,668		89,668
Shares purchased under share repurchase program		(183,116)				(183,116)		(183,116)
Issuance of common stock for employee benefit plans		9,704	2,722			12,426		12,426
Issuance of common stock related to Abraxis acquisition	107		617,651			617,758		617,758
Expense related to share-based compensation			182,404			182,404		182,404
Income tax benefit upon exercise of stock options			32,529			32,529		32,529
Non-controlling interest resulting from acquisition of Abraxis, net						-	11,819	11,819

Balances at December 31, 2010	$4,822	$(545,588)	$6,350,240	$248,266	$(73,767)	$5,983,973	$11,499	$5,995,472
Net income				1,318,150		1,318,150	(694)	1,317,456
Other comprehensive income:
Increase in unrealized gains on available for sale securities, net of $1,249 tax benefit					5,613	5,613		5,613
Reclassification of gains on available for sale securities included in net income, net of $2,672 tax					(4,008)	(4,008)		(4,008)
Unrealized gains on cash flow hedges					21,269	21,269		21,269
Pension liability adjustment					(1,546)	(1,546)		(1,546)
Net asset transfer of a common control foreign subsidiary			51		(51)	-		-
Currency translation adjustments					(9,847)	(9,847)		(9,847)

Comprehensive income						$1,329,631	$(694)	$1,328,937
Mature shares tendered related to option exercise		(4,912)	3,061			(1,851)		(1,851)
Exercise of stock options, warrants and conversion of restricted stock units	52	(3)	166,693			166,742		166,742
Shares purchased under share repurchase program		(2,221,157)				(2,221,157)		(2,221,157)
Issuance of common stock for employee benefit plans		10,955	2,644			13,599		13,599
Issuance of common stock related to Abraxis acquisition			72			72		72
Expense related to share-based compensation			216,628			216,628		216,628
Income tax benefit upon exercise of stock options			25,090			25,090		25,090
Disposal of non-controlling interest							(10,805)	(10,805)

Balances at December 31, 2011	$4,874	$(2,760,705)	$6,764,479	$1,566,416	$(62,337)	$5,512,727	$-	$5,512,727

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Basis and Summary of Significant Accounting Policies

Celgene Corporation and its subsidiaries (collectively "Celgene" or the "Company") is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. The Company is dedicated to innovative research and development which is designed to bring new therapies to market and is involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies.

The Company's primary commercial stage products include REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE® and ISTODAX®. Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. Investments in limited partnerships and interests where the Company has an equity interest of 50% or less and does not otherwise have a controlling financial interest are accounted for by either the equity or cost method. The Company records net income (loss) attributable to non-controlling interest in its Consolidated Statements of Income equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. The Company is subject to certain risks and uncertainties related to product development, regulatory approval, market acceptance, scope of patent and proprietary rights, competition, European credit risk, technological change and product liability.

Financial Instruments:    Certain financial instruments reflected in the Consolidated Balance Sheets, (e.g., cash, cash equivalents, accounts receivable, certain other assets, accounts payable, short-term borrowings and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature. The fair values of financial instruments other than marketable securities are determined through a combination of management estimates and information obtained from third parties using the latest market data. The fair value of available-for-sale marketable securities is determined utilizing the valuation techniques appropriate to the type of security (See Note 5).

Derivative Instruments and Hedges:    All derivative instruments are recognized on the balance sheet at their fair value. Changes in the fair value of derivative instruments are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative instrument is designated as part of a hedging transaction and, if it is, the type of hedging transaction. For a derivative to qualify as a hedge at inception and throughout the hedged period, the Company formally documents the nature and relationships between the

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

hedging instruments and hedged item. The Company assesses, both at inception and on an on-going basis, whether the derivative instruments that are used in cash flow hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. The Company assesses hedge ineffectiveness on a quarterly basis and records the gain or loss related to the ineffective portion of derivative instruments, if any, to current earnings. If the Company determines that a forecasted transaction is no longer probable of occurring, it discontinues hedge accounting and any related unrealized gain or loss on the derivative instrument is recognized in current earnings. The Company uses derivative instruments, including those not designated as part of a hedging transaction, to manage its exposure to movements in foreign exchange and interest rates. The use of these derivative instruments modifies the exposure of these risks with the intent to reduce the Company's risk or cost. The Company does not use derivative instruments for speculative trading purposes and is not a party to leveraged derivatives.

Cash, Cash Equivalents and Marketable Securities Available for Sale:    The Company invests its excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from date of purchase are classified as marketable securities available for sale. The Company determines the appropriate classification of its investments in marketable debt and equity securities at the time of purchase. Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting the Company's ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other-than-temporary impairment charges, is included in interest and investment income, net.

A decline in the market value of any available-for-sale security below its carrying value that is determined to be other-than-temporary would result in a charge to earnings and decrease in the security's carrying value down to its newly established fair value. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in earnings performance, credit rating, asset quality or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; the Company's intent to hold to maturity and an evaluation as to whether it is more likely than not that the Company will not have to sell before recovery of its cost basis; and issues that raise concerns about the issuer's ability to continue as a going concern.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company may also invest in unrated or below investment grade securities, such as equity in private companies. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates.

The Company sells its products in the United States primarily through wholesale distributors and specialty contracted pharmacies. Therefore, wholesale distributors and large pharmacy chains account for a large portion of the Company's U.S. trade receivables and net product revenues (See Note 21). International sales are primarily made directly to hospitals, clinics and retail chains, many of which in Europe are government owned and have extended their payment terms in recent years given the economic pressure these countries are facing. The Company continuously monitors the creditworthiness of its customers, including these governments, and has internal policies regarding customer credit limits. The Company estimates an allowance for doubtful accounts primarily based on the credit worthiness of its customers, historical payment patterns, aging of receivable balances and general economic conditions, including publicly available information on the credit worthiness of countries themselves and provinces or areas within such countries where they are the ultimate customers.

The Company continues to monitor economic conditions, including the volatility associated with international economies, the sovereign debt crisis in certain European countries and associated impacts on the financial markets and its business. The Company's products are used to treat life-threatening diseases. The Company's current business model in these markets is to sell its products directly to principally government owned or controlled hospitals, who in turn directly deliver critical care to patients. The Company believes this business model enables timely delivery and adequate supply of products. Many of the outstanding receivable balances are related to government-funded hospitals; therefore, the Company believes the receivable balances are ultimately collectible. Similarly, the Company believes that future sales to these customers will continue to be collectible.

The credit and economic conditions within Greece, Spain, Italy, and Portugal, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. The Company's total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government owned or controlled hospitals and the public sector and amounted to $396.1 million at the end of 2011 compared to $231.6 million at the end of 2010. Approximately $81.2 million of the $396.1 million receivable at December 31, 2011 was greater than one year past due. The Company's exposure to the sovereign debt crisis in Greece is limited, as it does not have a material amount of receivables in Greece. The Company maintains timely and direct communication with hospital customers in Italy, Portugal, and Spain regarding both the current and past due receivable balances. The Company continues to receive payments from these countries, and closely monitors the plans for payment at the regional government level. The Company also regularly requests and receives positive confirmation of the validity of its receivables from most of the regional governmental authorities. The Company has the option to pursue legal action against certain of its customers. In view of the protracted timeline associated

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with collecting the outstanding balances through legal action and the current direct communication with its customers, in many instances, the Company does not believe this to be the best approach for any of the parties involved.

In determining the appropriate allowance for doubtful accounts for Italy, Portugal, and Spain, the Company considered that the balance of past due receivables is related to sales made to government-owned or supported customers. The Company regularly monitors developments in Europe to assess whether the level of risk of default for any customers has increased and notes the ongoing efforts by the European Union, European Monetary Union and International Monetary Fund to support countries with large public deficits and outstanding debt balances. The Company has not experienced significant losses or write-offs with respect to the collection of its accounts receivable in these countries as a result of their economic difficulties and it does not expect to have write-offs or adjustments to accounts receivable which would have a material adverse impact on its financial position or results of operations.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capitalized Software Costs:    The Company capitalizes software costs incurred in connection with developing or obtaining software. Capitalized software costs are included in property, plant and equipment, net and are amortized over their estimated useful life of three to seven years from the date the systems are ready for their intended use.

Investment in Affiliated Companies:    The Company applies the equity method of accounting to its investments in common stock of affiliated companies and certain investment funds, which primarily invest in companies conducting business in life sciences such as biotechnology, pharmaceuticals, medical technology, medical devices, diagnostics and health and wellness. The Company also maintains a portfolio of strategic investments in equity securities on a cost method basis which are included in other assets on the Consolidated Balance Sheets.

All investments are reviewed on a regular basis for possible impairment. If an investment's fair value is determined to be less than its net carrying value and the decline is determined to be other-than-temporary, the investment is written down to its fair value. Such an evaluation is judgmental and dependent on specific facts and circumstances. Factors considered in determining whether an other-than-temporary decline in value has occurred include: market value or exit price of the investment based on either market-quoted prices or future rounds of financing by the investee; length of time that the market value was below its cost basis; financial condition and business prospects of the investee; the Company's intent and ability to retain the investment for a sufficient period of time to allow for recovery in market value of the investment; issues that raise concerns about the investee's ability to continue as a going concern; any other information that the Company may be aware of related to the investment.

Other Intangible Assets:    Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets which are not amortized include acquired in-process research and development, or IPR&D, and acquired intangible assets held for sale. Amortization is initiated for IPR&D intangible assets when their useful lives have been determined. IPR&D intangible assets which are determined to have had a drop in their fair value are adjusted downward and an expense recognized on the earnings statement. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign Currency Translation:    Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of the Company's foreign entities into the U.S. dollar are excluded from the determination of net income and are recorded as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net in the Consolidated Statements of Income. The Company had net foreign exchange losses of $3.1 million in 2011, $9.8 million in 2010 and $54.5 million in 2009.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The accrual of rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. Manufacturers of pharmaceutical products are required to be responsible for 50% of the patient's cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to the Company of this coverage gap responsibility, the Company analyzes data for eligible Medicare Part D patients against data for

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

eligible Medicare Part D patients treated with its products as well as actual invoice data. This expense is recognized throughout the year as incurred. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales. The Health Care Reform Act mandated an annual payable by branded prescription drug manufacturers and importers on branded prescription drugs. The fee, which is not material, is included in selling, general and administrative on the Consolidated Statements of Income.

Rebates or administrative fees are offered to certain wholesale customers, group purchasing organizations and end-user customers, consistent with pharmaceutical industry practices. Settlement of rebates and fees may generally occur from one to 15 months from the date of sale. The Company provides a provision for rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of wholesaler inventories, contract sales volumes and average contract pricing. The Company regularly reviews the information related to these estimates and adjusts the provision accordingly.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes revenue from royalties based on licensees' sales of its products or products using its technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.

Share-Based Compensation:    The Company utilizes share based compensation in the form of stock options, restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs. Compensation expense is recognized in the Consolidated Statements of Income based on the estimated fair value of the awards at grant date. Compensation expense recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting. Management expectations related to the achievement of performance goals associated with PSU grants is assessed regularly and that assessment is used to determine whether PSU grants are expected to vest. If performance-based milestones related to PSU grants are not met or not expected to be met, any compensation expense the Company has recognized to date associated with grants that are not expected to vest will be reversed.

The fair values of stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The fair values of RSU and PSU grants are based on the market value of the Company's Common Stock on the date of grant.

Earnings Per Share:    Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, assuming potentially dilutive common shares, resulting from option exercises, restricted stock units, warrants and other incentives had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock is the sum of the amount to be paid to the Company upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise.

New Accounting Pronouncements:    In December 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-11, "Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities," or ASU 2011-11. Under ASU 2011-11, an entity is required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. ASU 2011-11 is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of ASU 2011-12 is not expected to have an impact on the Company's consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2011, the FASB issued ASU No. 2011-08, "Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment." The update simplifies how a company tests goodwill for impairment. ASU 2011-08 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under that option, an entity would no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a material impact on the Company as the Company has only one reporting unit.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220)," or ASU 2011-05. ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011. The adoption of ASU 2011-05 will not have a material impact on the Company's consolidated financial statements. In December 2011, the FASB issued Accounting Standards Update, or ASU, No. 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05," or ASU 2011-12. Under ASU 2011-12, the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05 are reinstated, effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011. The adoption of ASU 2011-12 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820)," or ASU 2011-04. ASU 2011-04 was issued to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP, and International Financial Reporting Standards, or IFRS. The guidance in ASU 2011-04 explains how to measure fair value, but does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU 2011-04 will be effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2011. The adoption of ASU 2011-04 will not have a material impact on the Company's consolidated financial statements.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.     Acquisitions and Divestitures

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

As discussed further under "Contingent Value Rights" below, a holder of a CVR is entitled to receive a pro rata portion of cash payments that the Company is obligated to pay to all holders of CVRs, which is determined by achievement of certain net sales and U.S. regulatory approval milestones. Potential cash payments to CVR holders range from no payment, if no regulatory milestones or net sales thresholds are met, to a maximum of $650.0 million in milestone payments plus payments based on annual net sales levels if all milestones are met at the earliest target dates and annual net sales exceed threshold amounts.

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

The table below lists the fair value of consideration transferred in the Merger:

Fair Value at the Acquisition Date
Cash	$2,362,633
Celgene common stock (1)	617,758
Contingent value rights (2)	225,024

Total fair value of consideration transferred	$3,205,415

(1) Issued 10,660,196 shares of the Company's Common Stock on October 15, 2010 with a fair value of $57.95 per share based on the closing price of the Company's common stock on the day before the Acquisition Date.

(2) Issued 43,273,855 CVRs valued at $5.20 per CVR based on the closing price on the Acquisition Date.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective preliminary fair values summarized below:

October 15, 2010
Working capital, excluding inventories (1)	$(169,250)
Inventories	176,423
Net assets held for sale (2)	306,280
Property, plant and equipment	166,544
Identifiable intangible assets, excluding in-process research and development	1,267,466
In-process research and development product rights	1,290,000
Other noncurrent assets	13,539
Assumed contingent liabilities	(80,000)
Net deferred tax liability (3)	(861,413)
Other noncurrent liabilities	(16,084)

Total identifiable net assets	2,093,505
Goodwill	1,123,769

Net assets acquired	3,217,274
Less: Amounts attributable to non-controlling interest	(11,859)

Total consideration transferred	$3,205,415

(1)
Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities.
(2)
Includes assets held for sale of $345.6 million less liabilities of disposal group of $39.3 million.
(3)
Includes current deferred income tax asset of $110.7 million and non-current deferred tax liability of $750.7 million.

The amounts recorded for the major components of acquired identifiable intangible assets are as follows:

	Amounts Recognized as of Acquisition Date	Weighted- Average Useful lives (Years)
Developed product rights	$1,170,000	17
Other finite lived intangible assets	97,466	14
In-process research and development product rights	1,290,000	-

Total identifiable intangible assets	$2,557,466

Other finite-lived intangible assets include the fair value of licensing contract rights, non-compete agreements and future compassionate use sales.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company received cash consideration of $110.0 million, 10% equity ownership in Active Biomaterials, LLC, which is an entity that was formed with certain of the non-core assets with revenue-producing potential, and a future royalty stream based on net sales of certain products of Active Biomaterials, LLC. The royalties, which commence in 2014 at the earliest and are not to exceed an annual amount of $128.0 million, will be calculated based on a range of between 10% and 12.5% of net sales of certain future products. Dr. Patrick Soon-Shiong holds an option to purchase the 10% equity ownership in Active Biomaterials, LLC from the Company for a price of $15.0 million at any time prior to April 2013. The Company recorded the equity ownership at its fair market value of $14.0 million based on the present value of the amount likely to be received upon exercise of the purchase option. The Company recorded the future royalty stream as an asset and assigned a value of $170.0 million based on its fair market value calculated as the present value of estimated future net cash flows. The sale of the non-core assets resulted in a gain of $2.9 million which was included in the Consolidated Statements of Income, in other income (expense), net. The Company's policy is to present gains and losses from sales of businesses as other income or expense.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Held For Sale

The remaining balances in the assets held for sale and liabilities of disposal group line items on the Consolidated Balance Sheets at December 31, 2011 relate to two facilities that were acquired in the purchase of Abraxis. The Company intends to sell these assets as it rationalizes certain manufacturing facilities. No material gain or loss is expected to result from the sale.

Contingent Value Rights

In connection with the Merger on October 15, 2010, CVRs were issued under a Contingent Value Rights Agreement, or CVR Agreement, entered into between Celgene and American Stock Transfer & Trust Company, LLC, as trustee. The CVRs are registered for trading on the NASDAQ Global Select Market under the symbol "CELGZ." The fair value of the CVRs and the liability of the Company related to payments under the CVR Agreement are subject to fluctuation based on trading prices for the publicly traded CVRs. Subsequent to the Acquisition Date, the Company has measured the contingent consideration represented by the CVRs at fair value with changes in fair value recognized in operating earnings.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The final results for the ongoing ABRAXANE® phase III study in NSCLC, or the NSCLC study, were presented at a major scientific congress in June 2010. These results showed that the primary endpoint of the study, response rate, was met and was statistically significant. An interim analysis for the secondary endpoint of PFS was announced in January 2011 and, although not statistically significant, did not show a negative trend against the comparator. In June 2011, the Company announced that the final analysis for both PFS and Overall Survival, or OS, was completed during the second quarter of 2011 and the PFS remained consistent with the interim analysis. In addition, the final OS, similar to the final PFS analysis, did not show a negative trend against the comparator. The Special Protocol Assessment, or SPA, as agreed with the FDA, states that the NSCLC study must reach the primary endpoint of response rate, which has been met, as well as showing that the secondary endpoints of both PFS and OS are not negative, i.e. no detrimental effect on PFS or OS for the ABRAXANE® group of the NSCLC study. Accordingly, because the final PFS results were not statistically significant, this reduced the probability that a payment will be made for Milestone Payment #1 under the CVR Agreement that the Company entered into with the former shareholders of Abraxis. Milestone Payment #1 relates to FDA approval of ABRAXANE® for the treatment of NSCLC that permits the Company to market ABRAXANE® with FDA approval that includes a PFS claim, which the Company believes is now unlikely to be achieved based on the foregoing data. The market value of the publicly traded CVRs, which represents the fair value of the Company's liability for all potential payments under the CVR Agreement, decreased from $212.0 million at December 31, 2010 to $60.5 million at December 31, 2011. The reduction in the fair value of the Company's liability was recognized as a gain of $151.5 million in acquisition-related (gains) charges and restructuring, net on the 2011 Consolidated Statement of Income.

In the first quarter of 2011, the Company evaluated the value assigned to the IPR&D from Abraxis and determined that, based on a lower level of probable sales than that estimated at the time of the Merger for sales of ABRAXANE® for NSCLC with FDA approval that includes a PFS claim, the fair value of the IPR&D acquired from Abraxis has fallen below the $1.290 billion recorded at the time of acquisition. An impairment charge included in research and development on the accompanying 2011 Consolidated Statements of Income in the amount of $118.0 million was recorded to reduce the value of the IPR&D asset acquired from Abraxis to its revised current fair value of $1.172 billion at December 31, 2011.

Gloucester Pharmaceuticals, Inc.

On January 15, 2010, the Company acquired all of the outstanding common stock and stock options of Gloucester Pharmaceuticals, Inc., or Gloucester. The assets acquired and liabilities

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assumed of Gloucester were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. Gloucester's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

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

The fair value of developed product right assets was based on expected cash flows from developed product right sales of ISTODAX® (romidepsin), a novel histone deacetylase (HDAC) inhibitor, which was approved for marketing in the United States in November 2009 by the FDA for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy. Prior to the acquisition, Gloucester was also conducting a registration trial in peripheral T-cell lymphoma, or PTCL, in the United States, which resulted in a supplemental New Drug Application filing in December 2010 for this indication. Fair values were derived using probability-weighted cash flows. The U.S. CTCL developed product right asset is being amortized over its economic useful life of ten years. The compassionate use right asset was amortized evenly over the asset's economic useful life of 1.5 years and became fully amortized during 2011.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of IPR&D product right assets was based on expected cash flows from sales of ISTODAX® for the treatment of PTCL, which had not yet achieved regulatory approval for marketing and has no future alternative use. The $349.0 million estimated fair value of IPR&D product rights was derived using probability-weighted cash flows. The fair value was based on expected cash flows from the treatment of PTCL in the United States and PTCL in the European Union, or E.U., based on key assumptions such as estimates of sales and operating profits related to the programs considering their stages of development; the time and resources needed to complete the regulatory approval process for the products and the life of the potential commercialized products and associated risks, including the inherent difficulties and uncertainties in obtaining regulatory approvals.

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. The goodwill attributable to the Company's acquisition of Gloucester has been recorded as a noncurrent asset in its Consolidated Balance Sheets and is not amortized, but is subject to review for impairment annually.

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

Subsequent to the acquisition date, the Company has measured the contingent consideration arrangement at fair value for each period with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and will be accrued based on an accretion schedule. At December 31, 2011, the balance of the contingent consideration, which reflects the fair value of the single remaining continent milestone payment, was $76.9 million and is included in other non-current liabilities.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pro Forma Information

The following table presents unaudited pro forma information as if the acquisitions of Abraxis and Gloucester had occurred on January 1, 2009.

	Unaudited Pro Forma Consolidated Results Year Ended December 31,
	2010	2009
Net Revenues	$3,977,655	$3,048,943
Net income attributable to Celgene	$717,976	$541,301
Diluted earnings per share attributable to Celgene	$1.50	$1.13

The unaudited pro forma consolidated results were prepared using the acquisition method of accounting and are based on the historical financial information of the Company, Abraxis and Gloucester. The historical financial information has been adjusted to give effect to the pro forma events that are: (i) directly attributable to the respective acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company's consolidated results of operations actually would have been had we completed the acquisitions on January 1, 2009. In addition, the unaudited pro forma consolidated results do not purport to project the future results of operations of the combined company nor do they reflect the expected realization of any cost savings associated with the acquisitions. The unaudited pro forma consolidated results reflect primarily the following pro forma pre-tax adjustments:

  •
  Elimination of Abraxis' historical intangible asset amortization expense of approximately $32.0 million in the pre-acquisition period in 2010 and $39.8 million in 2009.

  •
  Additional amortization expense of approximately $65.8 million in 2010 and $114.8 million in 2009 related to the fair value of identifiable intangible assets acquired in the acquisitions of Abraxis and Gloucester.

  •
  Adjustment of expense related to the accretion of contingent consideration issued in the acquisition of Gloucester amounting to a $6.4 million reduction of expense in 2010 and additional expense of $23.7 million in 2009. No corresponding adjustment was made for the change in value of contingent consideration resulting from the acquisition of Abraxis as changes in the fair value of the Abraxis contingent consideration is dependent on the market price of the publicly traded CVRs.

  •
  A net reduction of depreciation expense of approximately $8.1 million in 2010 and $8.6 million in 2009 reflecting the cessation of depreciation expense on assets acquired in the Abraxis acquisition that are classified as held for sale, partially offset by an increase in depreciation related to the fair value adjustment of property, plant and equipment acquired.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

  •
  Elimination of $222.5 million of costs incurred in 2010, which are directly attributable to the acquisition of Abraxis, and which do not have a continuing impact on the combined company's operating results. Included in these costs are restructuring, advisory, legal and regulatory costs incurred by both the Company and Abraxis.

  •
  Adjusted basic and diluted shares of Celgene common stock to reflect the addition of 10,660 shares of common stock issued to stockholders of Abraxis. The common stock was assumed to have been issued on January 1, 2009.

In addition, an income tax adjustment was included in the calculation of the pro forma consolidated results using the Company's U.S. statutory tax rate, estimated at 40%, applied to the pro forma adjustments impacting taxable income.

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

The following table summarizes the restructuring expenses and changes in the restructuring liability related to the Abraxis acquisition during 2011:

	Balance December 31, 2010	Expense Recognized	Payments	Balance December 31, 2011	Cumulative Payments
Employee termination benefits	$14,881	$2,312	$13,383	$3,810	$14,616
Contract termination fees	-	1,304	1,304	-	1,304
Facility closing costs	-	1,858	1,154	704	1,154

Total restructuring costs	$14,881	$5,474	$15,841	$4,514	$17,074

Restructuring expenses of $16.1 million related to employee termination benefits were recognized during 2010. The Company does not expect to incur material additional restructuring

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expenses related to the acquisition of Abraxis. Future cash payments related to the restructuring activity are estimated to be approximately $2.7 million in 2012 and $1.8 million in 2013.

4.     Earnings Per Share

(In thousands, except per share amounts)	2011	2010	2009
Net income attributable to Celgene	$1,318,150	$880,512	$776,747

Weighted-average shares:
Basic	455,348	462,298	459,304
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	7,400	7,219	8,050

Diluted	462,748	469,517	467,354

Net income per share:
Basic	$2.89	$1.90	$1.69
Diluted	$2.85	$1.88	$1.66

The total number of potential common shares excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 25,864,186 in 2011, 24,123,172 in 2010 and 23,337,108 in 2009.

5.     Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and the valuation techniques the Company utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. The Company's Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. The Company's Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. The Company's Level 3 assets consist of warrants for the purchase of equity securities in non-publicly traded companies. The Company's Level 1 liability relates to the Company's publicly traded CVRs. The Level 2 liability relates to forward

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

currency contracts and the Level 3 liability consists of contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition.

	Balance at December 31, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$788,690	$560	$788,130	$-
Forward currency contracts	48,561	-	48,561	-

Total assets	$837,251	$560	$836,691	$-

Liabilities:
Acquisition related contingent consideration	$(137,473)	$60,583	$-	$(76,890)

	Balance at December 31, 2010	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents	$5,000	$-	$5,000	$-
Available-for-sale securities	1,250,173	4,268	1,242,402	3,503
Warrants	1,757	-	-	1,757
Warrants classified as held for sale	1,904	-	-	1,904
Securities classified as held for sale	19,863	3,655	-	16,208

Total assets	$1,278,697	$7,923	$1,247,402	$23,372

Liabilities:
Forward currency contracts	$(18,436)	$-	$(18,436)	$-
Acquisition related contingent consideration	(464,937)	(212,042)	-	(252,895)

Total liabilities	$(483,373)	$(212,042)	$(18,436)	$(252,895)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no security transfers between Levels 1 and 2 in 2011. The following tables represent a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	2011	2010
Assets:
Balance at beginning of period	$23,372	$1,598
Amounts acquired or issued	-	-
Net realized and unrealized gains (losses)	1,194	(281)
Settlements	(22,477)	22,055
Transfers in and/or out of Level 3	(2,089)	-

Balance at end of period	$-	$23,372

Settlements of $22.5 million during 2011 consisted of Level 3 instruments that were considered non-core assets acquired in the acquisition of Abraxis and were included in the sale of the non-core assets in April 2011.

	2011	2010
Liabilities:
Balance at beginning of period	$(252,895)	$-
Amounts acquired or issued	-	(230,201)
Net accretion	(3,995)	(22,694)
Settlements	-	-
Transfers in and/or out of Level 3	180,000	-

Balance at end of period	$(76,890)	$(252,895)

Transfers out of Level 3 assets during 2011 consisted of warrants to purchase stock in two privately held companies. Transfers out of Level 3 liabilities consisted of $180.0 million related to a milestone that was part of the contingent consideration in the Gloucester acquisition. The milestone was achieved and valued based on its contractually defined amount. The milestone was paid in July 2011.

6. Derivative Instruments and Hedging Activities

Foreign Currency Forward Contracts:    The Company uses foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

The Company enters into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2011 and December 31, 2010 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2011 and 2010:

	Notional Amount
Foreign Currency	2011	2010
Australian Dollar	$17,169	$51,809
British Pound	53,764	58,440
Canadian Dollar	67,281	133,128
Euro	714,446	675,438
Japanese Yen	606,538	632,962
Swiss Franc	49,182	77,669
Others	-	2,835

Total	$1,508,380	$1,632,281

The Company considers the impact of its own and the counterparties' credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2011, credit risk did not materially change the fair value of the Company's foreign currency forward contracts.

The Company also enters into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2011 and 2010 were $916.9 million and $848.6 million, respectively.

From time to time the Company hedges the fair value of certain debt obligations through the use of interest rate swap contracts. The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates. Since the specific terms and notional amount of the swap match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps are recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Income. Additionally, any net interest payments made or received are recognized as interest expense. During 2011, the Company was a party to three pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts matched the amount of the hedged fixed-rate notes. In August 2011, the Company settled the swap contracts resulting in the receipt of $34.3 million. The proceeds from the swap settlement are being accounted for as a reduction of current and future interest expense. There were no interest rate swap contracts outstanding at December 31, 2011.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of December 31, 2011 and 2010:

	December 31, 2011
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign currency forward contracts designated as	Other current assets	$68,889	Other current assets	$32,430
hedging instruments*	Other current liabilities	129	Other current liabilities	3,940
	Other non-current liabilities	-	Other non-current liabilities	24,832
Foreign currency forward contracts not designated as	Other current assets	66,639	Other current assets	10,395
hedging instruments*	Other current liabilities	2,462	Other current liabilities	22,289
	Other non-current assets	36,684	Other non-current assets	32,356

Total		$174,803		$126,242

	December 31, 2010
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Foreign currency forward contracts designated as	Other current assets	$23,536	Other current assets	$1,177
hedging instruments*	Other current liabilities	16,656	Other current liabilities	21,645
	Other non-current liabilities	-	Other non-current liabilities	33,824
Foreign currency forward contracts not designated as	Other current assets	8,127	Other current assets	1,976
hedging instruments*	Other current liabilities	2,444	Other current liabilities	10,577

Total		$50,763		$69,199

*
Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2011 and 2010:

	2011
	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$21,236	(1)	Net product sales	$(33)	Other income, net	$(10,643	) (2)
Interest rate swaps	-		Interest expense	$5,460
(1)
Gains of $32,623 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.
(2)
The amount of net losses recognized in income represents $2,837 in losses related to the ineffective portion of the hedging relationships and $7,806 of losses related to amounts excluded from the assessment of hedge effectiveness.

	2010
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Amount Excluded From Effectiveness Testing)	(Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$26,764	Net product sales	$47,686	Other income, net	$(99	) (1)
		Research and development	$(4)
(1)
The amount of net loss recognized in income represents $52 in losses related to the ineffective portion of the hedging relationships and $47 of losses related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2011 and 2010:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative
Instrument		2011	2010
Foreign currency forward contracts	Other income, net	$31,990	$(70)

The impact of gains and losses on derivatives not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Income in other income (expense), net for all periods presented.

7.     Cash, Cash Equivalents and Marketable Securities Available for Sale

Money market funds of $0.739 billion and $1.050 billion at December 31, 2011 and 2010, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2011 and 2010 were as follows:

December 31, 2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$228,996	$58	$(38)	$229,016
U.S. government-sponsored agency securities	196,833	81	(69)	196,845
U.S. government-sponsored agency MBS	256,440	600	(1,901)	255,139
Non-U.S. government, agency and Supranational securities	2,666	19	-	2,685
Corporate debt – global	104,181	497	(233)	104,445
Marketable equity securities	407	153	-	560

Total available-for-sale marketable securities	$789,523	$1,408	$(2,241)	$788,690

December 31, 2010	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$431,913	$921	$(378)	$432,456
U.S. government-sponsored agency securities	359,060	1,055	(267)	359,848
U.S. government-sponsored agency MBS	250,618	1,230	(1,332)	250,516
Non-U.S. government, agency and
Supranational securities	35,382	182	(18)	35,546
Corporate debt – global	167,876	1,002	(1,340)	167,538
Marketable equity securities	4,050	368	(149)	4,269

Total available-for-sale marketable securities	$1,248,899	$4,758	$(3,484)	$1,250,173

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The fair value of all available-for-sale securities, which have been in an unrealized loss position for less than and longer than 12 months at December 31, 2011, was as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2011	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$126,399	$(38)	$-	$-	$126,399	$(38)
U.S. government-sponsored agency securities	96,039	(69)	-	-	96,039	(69)
U.S. government-sponsored agency MBS	129,008	(1,867)	1,853	(34)	130,861	(1,901)
Corporate debt – global	33,423	(233)	-	-	33,423	(233)

Total	$384,869	$(2,207)	$1,853	$(34)	$386,722	$(2,241)

The Company believes that the decline in fair value of securities held at December 31, 2011 below their cost is temporary and intends to retain its investment in these securities for a sufficient period of time to allow for recovery in the market value of these investments.

Duration periods of available-for-sale debt securities at December 31, 2011 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$177,766	$176,984
Duration of one through three years	578,869	578,584
Duration of three through five years	32,481	32,562

Total	$789,116	$788,130

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.     Inventory

A summary of inventories by major category at December 31, 2011 and 2010 follows:

	2011	2010
Raw materials	$50,533	$37,458
Work in process	115,170	95,822
Finished goods	23,870	126,850

Total	$189,573	$260,130

The finished goods inventory balance at December 31, 2010 includes the unamortized acquisition accounting step-up to fair value resulting from the acquisition of Abraxis in the amount of $90.3 million which has been fully amortized as of December 31, 2011.

9.     Property, Plant and Equipment

Property, plant and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Land	$34,718	$29,458
Buildings	141,188	181,049
Building and operating equipment	18,559	15,875
Leasehold improvements	56,511	37,790
Machinery and equipment	137,133	131,456
Furniture and fixtures	35,630	27,638
Computer equipment and software	205,426	165,939
Construction in progress	137,278	108,420

Subtotal	766,443	697,625
Less accumulated depreciation and amortization	260,401	187,706

Total	$506,042	$509,919

The balance of construction in progress at December 31, 2011 relates primarily to construction of a manufacturing facility in Phoenix, Arizona and an expansion of the Company's international headquarters in Boudry, Switzerland.

10.   Investment in Affiliated Companies

As of December 31, 2011, the Company maintained four equity method investments, including three limited partnership investment funds. Additional equity method investment contributions, net of investment returns totaled $3.9 million and $1.9 million in 2011 and 2010, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the Company's equity investment in affiliated companies follows:

Investment in Affiliated Companies	2011	2010
Investment in affiliated companies (1)	$25,587	$21,419
Excess of investment over share of equity (2)	1,010	1,654

Investment in affiliated companies	$26,597	$23,073

Equity in Losses of Affiliated Companies	2011	2010	2009
Affiliated companies losses (1)(3)	$2,804	$1,928	$1,103

(1)
The Company records its interest and share of losses based on its ownership percentage.

(2)
Consists of goodwill.

(3)
Affiliated companies losses in 2011 and 2010 included certain losses related to non-core former Abraxis equity method investments which were divested in the second quarter of 2011.

11.   Other Financial Information

Assets held for sale at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Cash and cash equivalents	$-	$20,566
Marketable securities available for sale	-	19,863
Trade receivables	-	14,100
Inventory	-	8,787
Other current assets	-	55,862
Property, plant and equipment	58,122	106,583
Identifiable intangible assets	-	93,456
Investments in unconsolidated entities	-	17,067
Other noncurrent assets	-	12,271

Total	$58,122	$348,555

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Liabilities of disposal group at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Accounts payable, accrued liabilities and other current liabilities	$7,244	$36,789
Deferred revenue – current	-	176
Non-current portion of notes payable	-	119
Assumed contingent liabilities	-	9,498

Total	$7,244	$46,582

Accrued expenses at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Compensation	$163,824	$146,352
Interest	9,635	10,563
Royalties, license fees and milestones	20,924	20,042
Sales returns	8,974	4,779
Rebates, distributor chargebacks and distributor services	201,348	135,916
Clinical trial costs and grants	132,167	100,420
Litigation reserve	-	80,000
Restructuring reserves	4,514	14,881
Professional services	9,934	10,171
Common share repurchases	33,818	1,243
Canadian pricing settlement	10,000	-
Other	106,569	67,969

Total	$701,707	$592,336

Other current liabilities at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Contingent consideration – Gloucester acquisition	$-	$171,860
Foreign currency forward contracts	23,638	13,122
Sales, use and value added tax	73,978	101,986
Collaboration agreement	17,000	-
Other	23,808	22,246

Total	$138,424	$309,214

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other non-current liabilities at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Contingent value rights – Abraxis acquisition	$60,583	$212,042
Contingent consideration – Gloucester acquisition	76,890	81,035
Deferred compensation and long-term incentives	71,262	62,933
Manufacturing facility commitment	17,168	20,577
Foreign currency forward contracts	24,832	33,824
Collaboration agreement	17,000	-
Other	5,781	5,762

Total	$273,516	$416,173

12.   Intangible Assets and Goodwill

Intangible Assets:    The Company's intangible assets consist of developed product rights from the Pharmion, Gloucester and Abraxis acquisitions, IPR&D product rights from the Gloucester and Abraxis acquisitions, contract-based licenses, technology and other. The amortization periods related to non-IPR&D intangible assets range from one to 17 years. The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

December 31, 2011	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(666,142)	$1,519,858	11.9
Licenses	64,250	(6,108)	58,142	16.8
Technology and other	43,134	(10,436)	32,698	8.9

	2,293,384	(682,686)	1,610,698	11.9
Non-amortized intangible assets:
Acquired IPR&D product rights	1,234,000	-	1,234,000

Total intangible assets	$3,527,384	$(682,686)	$2,844,698

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2010	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$1,897,000	$(384,891)	$1,512,109	12.3
Licenses	64,250	(2,271)	61,979	16.8
Technology and other	40,601	(5,191)	35,410	8.8

	2,001,851	(392,353)	1,609,498	12.4
Nonamortized intangible assets:
Acquired IPR&D product rights	1,639,000	-	1,639,000

Total intangible assets	$3,640,851	$(392,353)	$3,248,498

In June 2011, ISTODAX® was approved by the FDA for the treatment of PTCL in patients who have received at least one prior therapy. Accordingly, the related $287.0 million intangible asset obtained from the Gloucester acquisition was reclassified from an acquired IPR&D intangible to an acquired developed product rights intangible and amortization commenced with an 8.8 year expected useful life. The $113.5 million decrease in gross carrying value of intangible assets at December 31, 2011 compared to December 31, 2010 was primarily due to a $118.0 million impairment charge related to a change in the probability of obtaining PFS labeling for the treatment of NSCLC with ABRAXANE® in the United States, which was partly offset by the addition of two intangible assets with a combined value of approximately $4.5 million.

Amortization of intangible assets was $290.3 million, $204.5 million and $84.3 million for the years ended 2011, 2010 and 2009, respectively. The $85.8 million increase in amortization expense in 2011 compared to 2010 resulted primarily from a full year's amortization of intangible assets obtained in the October 2010 Abraxis acquisition being included in 2011, increasing amortization expense by $67.6 million. In addition, amortization of intangible assets obtained from the Gloucester acquisition increased by $18.4 million primarily due to the commencement of amortization related to ISTODAX® for the U.S. treatment of PTCL in patients who have received at least one prior therapy. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $139.9 million for 2012, $138.4 million for 2013, $134.0 million for 2014, $130.0 million for 2015 and $129.7 million for 2016. Amortization of intangible assets beginning in year 2012 is estimated to be significantly less than the amortization of intangible assets in 2011 due to the acquired developed product rights for Vidaza in the U.S. becoming fully amortized during 2011.

Goodwill:    At December 31, 2011, the Company's goodwill principally related to the October 2010 acquisition of Abraxis, the January 2010 acquisition of Gloucester and the March 2008 acquisition of Pharmion.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2010	$1,896,344
Tax benefit on the exercise of Pharmion converted stock options	(130)
Adjustment to Abraxis net deferred tax liability	(8,994)

Balance at December 31, 2011	$1,887,220

13.   Debt

Senior Notes:    Summarized below are the carrying values of the Company's senior notes at December 31, 2011 and 2010:

	2011	2010
2.450% senior notes due 2015	$527,191	$499,301
3.950% senior notes due 2020	498,854	498,749
5.700% senior notes due 2040	249,540	249,534

Total long-term debt	$1,275,585	$1,247,584

In October 2010, the Company issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015 (the "2015 notes"), $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 (the "2020 notes") and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040 (the "2040 notes" and, together with the 2015 notes and the 2020 notes, referred to herein as the "notes"). The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.5 million have been recorded as debt issuance costs on the Company's Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If a change of control of the Company occurs accompanied by a downgrade of the debt to below investment grade, the Company will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. The Company is subject to covenants which limit the ability of the Company to pledge properties as security under borrowing arrangements and limit the ability of the Company to perform sale and leaseback transactions involving the property of the Company. At December 31, 2011, the fair value of the Company's Senior Notes outstanding was $1.294 billion.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company entered into interest rate swap contracts in February and March 2011 to convert a portion of its interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on its cash equivalent and investment balances. In August 2011, the Company settled the swap contracts resulting in the receipt of $34.3 million. The proceeds from the swap settlement are being accounted for as a reduction of current and future interest expense associated with the Company's $500.0 million, 2.45% fixed-rate notes due in 2015. There were no interest rate swap contracts outstanding at December 31, 2011.

Commercial Paper:    In September 2011, the Company entered into a commercial paper program, or the "Program," under which the Company issues unsecured commercial paper notes, or "Commercial Paper," on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion, the proceeds of which will be used for general corporate purposes. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. As of December 31, 2011, the carrying value of Commercial Paper was $401.4 million and approximated its fair value. The effective interest rate on the outstanding Commercial Paper balance at December 31, 2011 was 0.5%.

Senior Unsecured Credit Facility:    In September 2011, the Company, entered into a senior unsecured revolving credit facility, or the "Credit Facility," providing for revolving credit to the Company in the aggregate amount of $1.0 billion. Subject to certain conditions, the Company has the right to increase the amount of the Credit Facility (but in no event more than once per annum) up to a maximum aggregate amount of $1.250 billion.

The Credit Facility has a five-year term and amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for the Company's Commercial Paper borrowings. Costs of $3.5 million associated with securing the Credit Facility have been recorded as other non-current assets on the balance sheet and are being amortized to income over the five-year term of the Credit Facility. As of December 31, 2011 there was no outstanding borrowing against the Credit Facility.

Borrowings under the Credit Facility will bear interest at a rate per annum equal to (i) the Base Rate, a fluctuating rate equal to the Applicable Margin plus the highest of (x) Citibank, N.A.'s Base Rate, (y) the Federal Funds Rate plus 0.50% and (z) one-month LIBOR plus 1.00% or (ii) the Eurodollar Rate, a periodic fixed rate equal to LIBOR plus the Applicable Margin. The Applicable Margin is determined based on a pricing grid and is dependent on the Company's public debt ratings.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants. The Company was in compliance with all financial debt covenants as of December 31, 2011.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Facility:    In November 2011, the Company entered into an uncommitted facility, or Facility, not exceeding an aggregate $125.0 million. A bank structuring fee of $40 thousand payable in full upon repayment and cancellation of the Facility was recorded to interest expense. Advances are to be made in currencies agreed to between the Company and the lending party and will be for periods of one or three months. Interest will accrue and be calculated in respect to each advance on the basis of the number of days elapsed and a 360 day year in the case of advances in U.S. Dollars at a rate per annum of 1.0% above LIBOR. Interest accrued on each advance shall be paid at its maturity. The Facility may be terminated at any time by the lending party with or without prior notice. As of the end of 2011, $125.0 million was outstanding under the Facility and accounted for as short-term borrowings. The outstanding balance was repaid in January 2012.

14.   Stockholders' Equity

Preferred Stock:    The Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.

Common Stock:    At December 31, 2011, the Company was authorized to issue up to 575,000,000 shares of common stock of which shares of common stock issued totaled 487,381,255.

Treasury Stock:    Certain employees exercised stock options containing a reload feature and, pursuant to the Company's stock option plan, tendered mature shares of 81,281 in 2011, 152,361 in 2010 and 39,681 in 2009 related to stock option exercises. Such tendered shares are reflected as treasury stock.

The Company's Board of Directors has approved an aggregate $4.0 billion common share repurchase program. The Company has used $2.220 billion, $183.1 million and $209.5 million, excluding transaction fees, to repurchase treasury stock under the program in 2011, 2010 and 2009, respectively. As of December 31, 2011 an aggregate 45,829,385 common shares were repurchased under the program at an average price of $57.01 per common share and total cost of $2.613 billion.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of changes in common stock issued and treasury stock is presented below:

	Common Stock	Common Stock in Treasury
December 31, 2008	463,274,296	(4,144,667)
Exercise of stock options and warrants	4,355,137	(648)
Issuance of common stock for employee benefit plans	-	161,660
Treasury stock – mature shares tendered related to option exercises	-	(39,681)
Shares repurchased under share repurchase program	-	(4,314,625)

December 31, 2009	467,629,433	(8,337,961)
Issuance of common stock for the Abraxis acquisition	10,660,196	-
Exercise of stock options, warrants and conversion of restricted stock units	3,874,724	-
Issuance of common stock for employee benefit plans	-	223,162
Treasury stock – mature shares tendered related to option exercises	-	(152,361)
Shares repurchased, including share repurchase program	-	(3,508,876)

December 31, 2010	482,164,353	(11,776,036)
Exercise of stock options, warrants and conversion of restricted stock units	5,216,902	(64)
Issuance of common stock for employee benefit plans	-	236,460
Treasury stock – mature shares tendered related to option exercises	-	(81,281)
Shares repurchased, including share repurchase program	-	(38,268,157)

December 31, 2011	487,381,255	(49,889,078)

15.   Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments, which includes changes in a subsidiary's functional currency and net asset transfers of common control subsidiaries.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of accumulated other comprehensive income (loss), net of tax, is summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2009	$1,859	$212	$5,362	$(96,858)	$(89,425)
Period Change	(5,695)	2,890	(20,918)	39,381	15,658

Balance December 31, 2010	(3,836)	3,102	(15,556)	(57,477)	(73,767)
Period Change	(1,546)	1,605	21,269	(9,898)	11,430

Balance December 31, 2011	$(5,382)	$4,707	$5,713	$(67,375)	$(62,337)

16.   Share-Based Compensation

The Company has a stockholder approved stock incentive plan, the 2008 Stock Incentive Plan as amended and restated in 2009 and 2011, or the Plan, that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other share-based awards to employees and officers of the Company. The Management Compensation and Development Committee of the Board of Directors, or the Compensation Committee, may determine the type, amount and terms, including vesting, of any awards made under the plan.

On June 15, 2011, the stockholders of the Company approved an amendment and restatement of the plan, which included the following key modifications: adoption of an aggregate share reserve of 81,981,641 shares of Common Stock, which number includes 11,200,000 new shares of Common Stock; extension of the term of the plan through April 13, 2021; precludes the granting of any award to eligible employees or non-employee directors who are resident in France or subject to the French social scheme on or after the fifth anniversary of stockholder approval of the Amendment. In addition to these stockholder approved amendments, the following modifications which were not subject to stockholder approval were made to the Plan: awards granted on or after the date of the 2011 Annual Meeting will not vest upon a change in control, but will vest upon an involuntary termination without cause that occurs within 2 years following a change in control; the Company may not repurchase stock options with an exercise price per share that is below the fair market value of our Common Stock without stockholder approval; the amount of awards granted to Non-Employee Directors are no longer specified in the Plan but were made discretionary and subject to the Plan provisions regarding vesting; certain other modifications related to the vesting of shares of non-Employee Directors.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Shares of common stock available for future share-based grants under all plans were 17,227,135 at December 31, 2011.

The following table summarizes the components of share-based compensation expense in the consolidated statements of income for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Cost of goods sold	$9,762	$6,776	$4,444
Research and development	104,704	82,097	64,751
Selling, general and administrative	102,736	93,923	74,624

Total share-based compensation expense	217,202	182,796	143,819
Tax benefit related to share-based compensation expense	55,900	42,362	32,400

Reduction in income	$161,302	$140,434	$111,419

Included in share-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was compensation expense related to non-qualified stock options of $154.4 million, $142.6 million and $117.0 million, respectively.

Share-based compensation cost included in inventory was $2.0 million and $2.4 million at December 31, 2011 and 2010, respectively. As of December 31, 2011, there was $299.3 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.3 years.

The Company does not recognize a deferred tax asset for excess tax benefits that have not been realized and has adopted the tax law method as its accounting policy regarding the ordering of tax benefits to determine whether an excess tax benefit has been realized.

Stock Options:    Cash received from stock option exercises for the years ended December 31, 2011, 2010 and 2009 was $166.5 million, $86.9 million and $49.8 million, respectively, and the excess tax benefit recognized was $31.1 million, $36.1 million and $97.8 million, respectively.

The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2011, 2010 and 2009 was $17.09 per share, $18.59 per share and $20.10 per share,

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respectively. The Company estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	2011	2010	2009
Risk-free interest rate	0.21% - 2.20%	0.73% - 2.50%	1.67% - 2.91%
Expected volatility	27% - 33%	30% - 37%	37% - 54%
Weighted average expected volatility	29%	33%	46%
Expected term (years)	1.8 - 5.2	2.7 - 5.1	3.8 - 5.0
Expected dividend yield	0%	0%	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon curve. Expected volatility of stock option awards is estimated based on the implied volatility of the Company's publicly traded options with settlement dates of six months. The use of implied volatility was based upon the availability of actively traded options on the Company's common stock and the assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of an employee share option is the period of time for which the option is expected to be outstanding. The Company has made a determination of expected term by analyzing employees' historical exercise experience from its history of grants and exercises in the Company's option database and management estimates. Forfeiture rates are estimated based on historical data.

The following table summarizes all stock option activity for the year ended December 31, 2011:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2010	41,137,686	$48.56	6.7	$501,663
Changes during the Year:
Granted	10,449,481	59.03
Issued – Abraxis acquisition
Exercised	(5,216,735)	32.55
Forfeited	(1,402,624)	56.02
Expired	(441,060)	59.26

Outstanding at December 31, 2011	44,526,748	$52.55	6.8	$684,389

Vested at December 31, 2011 or expected to vest in the future	43,714,465	$52.44	6.7	$677,015

Vested at December 31, 2011	22,493,628	$48.15	5.1	$450,244

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $162.8 million, $149.0 million and $111.2 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $147.9 million, $109.6 million and $157.3 million, respectively. The Company primarily utilizes newly issued shares to satisfy the exercise of stock options.

Stock options granted to executives at the vice-president level and above under the Plan, formerly the 1998 Stock Incentive Plan, after September 18, 2000, contained a reload feature which provided that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or the minimum statutory applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee. The reload stock option is exercisable on the same terms and conditions as apply to the original stock option except that (x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair value (as defined in the Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. As of December 31, 2011, 137,122 options that contain the reload features noted above are still outstanding and are included in the tables above. The Plan was amended to eliminate the reload feature for all stock options granted on or after October 1, 2004.

Restricted Stock Units:    The Company issues restricted stock units, or RSUs, under its equity program in order to provide an effective incentive award with a strong retention component. Equity awards may, at the option of employee participants, be divided between stock options and restricted stock units, or RSUs. The employee has three choices: (1) 100% stock options; (2) a mix of stock options and RSUs based on a two-thirds and one-third mix, using a three-to-one ratio of stock options to RSUs in calculating the number of RSUs to be granted; or (3) a mix of stock options and RSUs based on a fifty-fifty mix, using a three-to-one ratio of stock options to

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

RSUs in calculating the number of RSUs to be granted. Information regarding the Company's RSUs for the years ended December 31, 2011 and 2010 is as follows:

Nonvested RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	1,510,384	$54.84
Changes during the period:
Granted	1,641,553	59.28
Vested	(13,184)	52.53
Forfeited	(118,810)	55.77

Nonvested at December 31, 2011	3,019,943	$57.23

As of December 31, 2011, there was $103.2 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 1.8 years. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.

Performance-Based Restricted Stock Units:    The Company's performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones typically related to product development. The following table summarizes the Company's performance-based restricted stock unit activity for the year ended December 31, 2011:

Nonvested Performance-Based RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	-	$-
Changes during the period:
Granted	28,500	60.81
Vested	-	-
Forfeited	-	-

Non-vested at December 31, 2011	28,500	$60.81

As of December 31, 2011, there was $1.4 million of total unrecognized compensation cost related to non-vested awards of performance-based RSUs that is expected to be recognized over a period of 2.0 years.

17.   Employee Benefit Plans

The Company sponsors an employee savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended, or the Code, for its U.S. employees. The Company's contributions to the U.S. savings plan are discretionary and have historically

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

been made in the form of the Company's common stock (See Note 14). Such contributions are based on specified percentages of employee contributions up to 6% of eligible compensation or a maximum permitted by law. Total expense for contributions to the U.S. savings plans were $20.7 million, $14.4 million and $10.6 million in 2011, 2010 and 2009, respectively. The Company also sponsors defined contribution plans in certain foreign locations. Participation in these plans is subject to the local laws that are in effect for each country and may include statutorily imposed minimum contributions. The Company also maintains defined benefit plans in certain foreign locations for which the obligations and the net periodic pension costs were determined to be immaterial at December 31, 2011.

In 2000, the Company's Board of Directors approved a deferred compensation plan. The plan was frozen effective as of December 31, 2004, and no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of Section 409A. In February 2005, the Company's Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, and amended the plan in February 2008. This plan operates as the Company's ongoing deferred compensation plan and is intended to comply with the American Jobs Creation Act of 2004, Section 409A. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to an amended 90% of the participant's base salary, 100% of cash bonuses and equity compensation allowed under Section 409A of the Code. Company contributions to the deferred compensation plan represent a match to certain participants' deferrals up to a specified percentage, which currently ranges from 10% to 20%, depending on the employee's position as specified in the plan, of the participant's base salary. The Company recorded expense of $0.7 million, $0.5 million and $0.4 million related to the deferred compensation plans in 2011, 2010 and 2009, respectively. The Company's recurring matches are fully vested, upon contribution. All other Company contributions to the plan do not vest until the specified requirements are met. At December 31, 2011 and 2010, the Company had a deferred compensation liability included in other non-current liabilities in the Consolidated Balance Sheets of approximately $50.8 million and $46.3 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measuring alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.

In 2003, the Company established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. The Company currently has three separate three-year performance cycles running concurrently ending December 31, 2012, 2013 and 2014. Performance measures for the performance cycles ending in 2012 and 2013 are based on the following components in the last year of the three-year cycle: 25% on non-GAAP earnings per share; 25% on non-GAAP net income; and 50% on total non-GAAP revenue, as defined. The performance cycle ending in 2014 is based on the following components in 2014; 37.5% on non-GAAP earnings per share; 37.5% on total non-GAAP

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

revenue, as defined; and 25% on relative total shareholder return, which is a measurement of the Company's stock price performance during the year compared with a group of other companies in the biopharmaceutical industry.

Payouts may be in the range of 0% to 200% of the participant's salary for the LTIPs. The estimated payout for the concluded 2011 Plan is $7.3 million, which is included in accrued expenses at December 31, 2011, and the maximum potential payout, assuming maximum objectives are achieved for the 2012, 2013 and 2014 Plans are $11.3 million, $18.4 million and $19.6 million, respectively. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. For selected participants at the Company's discretion, awards are payable in common stock with the number of shares determined using the average closing price for the 30 trading days prior to the beginning of the cycle or a mixture of cash and common stock. Payments made in common stock are restricted from trading for a period of three years. The Company accrues the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of the Company's level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2011, 2010 and 2009, the Company recognized expense related to the LTIP of $12.0 million, $8.1 million and $5.5 million, respectively.

18.   Income Taxes

The income tax provision is based on income before income taxes as follows:

	2011	2010	2009
U.S.	$416,841	$233,635	$431,253
Non-U.S.	1,002,681	778,975	544,450

Income before income taxes	$1,419,522	$1,012,610	$975,703

For the years ended December 31, 2011, 2010, and 2009, U.S. income before income taxes reflects charges related to share-based compensation, up-front collaboration payments, and acquisitions. These charges were less significant outside the U.S.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision (benefit) for taxes on income is as follows:

	2011	2010	2009
United States:
Taxes currently payable:
Federal	$100,834	$184,730	$148,630
State and local	33,227	9,926	51,959
Deferred income taxes	(67,166)	(99,581)	(25,721)

Total U.S. tax provision	66,895	95,075	174,868

International:
Taxes currently payable	53,827	41,685	25,306
Deferred income taxes	(18,656)	(4,342)	(1,218)

Total international tax provision	35,171	37,343	24,088

Total provision	$102,066	$132,418	$198,956

Amounts are reflected in the preceding tables based on the location of the taxing authorities. As of December 31, 2011, the Company has not made a U.S. tax provision on $3.6 billion of unremitted earnings of its international subsidiaries. These earnings are expected to be reinvested overseas indefinitely. It is not practicable to compute the estimated deferred tax liability on these earnings.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. The Company records the tax effect on these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) or deferred tax liabilities (generally items for which the Company received a tax deduction but that have not yet been recorded in the Consolidated Statements of Income). The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of these deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to it for tax reporting purposes, tax planning strategies and other relevant factors. Significant judgment is required in making this assessment.

At December 31, 2011 and 2010 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2011		2010
	Assets	Liabilities	Assets	Liabilities
Federal and state NOL carryforwards	$38,539	$-	$120,647	$-
Deferred revenue	20,423	-	3,508	-
Capitalized research expenses	25,793	-	31,151	-
Tax credit carryforwards	6,811	-	22,948	-
Non-qualified stock options	132,617	-	100,458	-
Plant and equipment, primarily differences in depreciation	-	(18,245)	-	(4,174)
Inventory	9,744	-	-	(22,608)
Other assets	60,892	(9,394)	57,037	(2,990)
Intangibles	222,395	(1,175,765)	167,351	(1,257,945)
Accrued and other expenses	93,503	-	128,847	-
Unrealized (gains) losses on securities	1,576	-	327	-

Subtotal	612,293	(1,203,404)	632,274	(1,287,717)
Valuation allowance	(33,764)	-	(46,821)	-

Total deferred taxes	$578,529	$(1,203,404)	$585,453	$(1,287,717)
Net deferred tax asset (liability)	$(624,875)	$-	$(702,264)	$-

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2011 and 2010, deferred tax assets and liabilities were classified on the Company's balance sheet as follows:

	2011	2010
Current assets	$116,751	$151,779
Other assets (non-current)	33,396	28,859
Current liabilities	-	(32)
Other non-current liabilities	(775,022)	(882,870)

Net deferred tax asset (liability)	$(624,875)	$(702,264)

Reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate for continuing operations is as follows:

Percentages	2011	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(21.1)	(21.8)	(16.3)
State taxes, net of federal benefit	0.7	-	1.1
Change in valuation allowance	-	(1.9)	(0.6)
Acquisition related differences	(3.5)	1.2	-
Resolution of certain tax positions	(2.5)	(1.2)	(0.5)
Other	(1.4)	1.8	1.7

Effective income tax rate	7.2%	13.1%	20.4%

Celgene has operations in many foreign tax jurisdictions, which impose income taxes at different rates than the U.S. The impact of these rate differences is included in the foreign tax rate differences that Celgene discloses in its reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate. The benefit related to foreign tax rate differences primarily results from the Company's commercial operations in Switzerland, which include significant research and development and manufacturing for worldwide markets. The Company operates under an income tax holiday in Switzerland through 2015 that exempts the Company from Swiss income taxes on most of its operations in Switzerland. The impact of the Swiss tax holiday is reflected in the Company's effective tax rate. The difference between the maximum statutory Swiss income tax rate (22.18% in 2011, 2010, and 2009) and the Company's Swiss income tax rate under the tax holiday resulted in a reduction in the 2011, 2010, and 2009 effective tax rates of 20.2, 15.8, and 11.4 percentage points, respectively. The increase in benefits reflected in the foreign tax rate differences from 2009 to 2011 results from growth in the Company's Non-US operations and an increase in the proportion of consolidated income before income taxes from Non-U.S. operations.

At December 31, 2011, the Company had federal net operating loss, or NOL, carryforwards of $49.6 million and combined state NOL carryforwards of approximately $541.1 million that will expire in the years 2012 through 2031. The Company also has research and experimentation

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

credit carryforwards of approximately $18.8 million that will expire in the years 2016 through 2025. Excess tax benefits related to stock option deductions incurred after December 31, 2005 are required to be recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, the Company has not recorded deferred tax assets for certain stock option deductions included in its state NOL carryforwards and research and experimentation credit carryforwards. At December 31, 2011, deferred tax assets have not been recorded on state NOL carryforwards of approximately $116.7 million and for research and experimentation credits of approximately $9.0 million. These stock option tax benefits will be recorded as an increase in additional paid-in capital when realized.

At December 31, 2011 and 2010, it was more likely than not that the Company would realize its deferred tax assets, net of valuation allowances. The principal valuation allowance relates to Swiss deferred tax assets and the Swiss tax holiday that expires at the end of 2015.

The Company realized stock option deduction benefits in 2011, 2010 and 2009 for income tax purposes and has increased additional paid-in capital in the amount of approximately $25.1 million, $32.5 million and $98.8 million, respectively. The Company has recorded deferred income taxes as a component of accumulated other comprehensive income resulting in a deferred income tax asset at December 31, 2011 of $1.6 million and a deferred income tax asset at December 31, 2010 of $0.3 million.

The Company's U.S. federal income tax returns have been audited by the U.S. Internal Revenue Service, or the IRS, through the year ended December 31, 2005. Tax returns for the years ended December 31, 2006, 2007 and 2008 are currently under examination by the IRS and scheduled to be completed within the next 12 months. The Company is also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where the Company has operations.

The Company regularly reevaluates its tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law that would reduce the technical merits of the position to below more likely than not. The Company believes that its accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. The Company applies a variety of methodologies in making these estimates and assumptions, which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the IRS and other taxing authorities, as well as the Company's industry experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, the Company's results of operations could be materially impacted.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	2011	2010
Balance at beginning of year	$540,340	$442,489
Increases related to prior year tax positions	1,623	9,131
Decreases related to prior year tax positions	(9,115)	-
Increases related to current year tax positions	91,171	118,012
Settlements	-	(29,292)
Lapse of statute	(27,208)	-

Balance at end of year	$596,811	$540,340

These unrecognized tax benefits relate primarily to issues common among multinational corporations. If recognized, unrecognized tax benefits of approximately $550.0 million would have a net impact on the effective tax rate. The Company accounts for interest and penalties related to uncertain tax positions as part of its provision for income taxes. Accrued interest at December 31, 2011 and 2010 is approximately $53.2 million and $32.5 million, respectively.

The Company effectively settled examinations with various taxing jurisdictions in 2010. These settlements resulted in decreases in the liability for unrecognized tax benefits related to tax positions taken in prior years of $29.3 million in 2010. The Company has recorded changes in the liability for unrecognized tax benefits for prior years related to ongoing income tax audits in various taxing jurisdictions.

The Company's tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claim for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a significant decrease in the Company's unrecognized tax benefits. It is reasonably possible that the amount of the liability for unrecognized tax benefits, exclusive of interest, could decrease by as much as $450.0 million during the next 12-month period as a result of settlements with taxing authorities and statute of limitations expirations in various taxing jurisdictions. Our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.   Collaboration Agreements

The Company has entered into a number of alliances in the ordinary course of business, as is customary in its industry. Although the Company does not consider these arrangements to be material, the following is a brief description of certain of the more notable agreements:

Novartis Pharma AG:    The Company licensed the worldwide rights (excluding Canada) regarding certain chirally pure forms of methylphenidate for FOCALIN® and FOCALIN XR® to Novartis. The Company also licensed to Novartis the rights related to long-acting formulations of methylphenidate and dex-methylphenidate products which are used in FOCALIN XR® and RITALIN LA®. As a result of the grant of these licenses the Company sells FOCALIN® to Novartis and receives royalties of between 30% and 35% on their sales of FOCALIN XR® and RITALIN LA®. Under the agreement, the Company has received upfront and regulatory achievement milestone payments totaling $55.0 million.

The agreement will continue until the later of (i) the tenth anniversary of the first commercial launch on a country-by-country basis or (ii) when the last applicable patent expires with respect to that country. At the expiration date, the Company will grant Novartis a perpetual, non-exclusive, royalty-free license to make, have made, use, import and sell products using the dex-methylphenidate and long-acting formulation technology.

The agreement may be terminated by Novartis upon 12 months prior written notice or by either party upon, among other things, the material breach of the other or in the event of withdrawal of the dex-methylphenidate product or RITALIN® product from the market because of regulatory mandate.

If the agreement is terminated by the Company then all licenses granted to Novartis under the agreement will terminate and Novartis will grant the Company a non-exclusive license to certain of their intellectual property related to the compounds and products. If the agreement is terminated by Novartis then all licenses granted to Novartis under the agreement will terminate.

When generic versions of long-acting methylphenidate hydrochloride and dexmethylphenidate hydrochloride enter the market, the Company expects Novartis' sales of RITALIN LA® and FOCALIN XR® products to decrease and therefore its royalties under this agreement to also decrease. Actavis Group, a generic manufacturer, has announced that they have launched a generic version of RITALIN LA® in January 2012.

Array BioPharma Inc.:    The Company has a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, as amended, the Company made payments to date in the aggregate amount of $54.5 million, which were recorded as research and development expense, in return for an option to receive exclusive worldwide rights for compounds developed against up to two research targets defined in the agreement. Array will be responsible for all discovery and clinical development through phase I or phase IIa and be entitled to receive, for each compound, potential milestone payments of approximately

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$200.0 million if certain discovery, development and regulatory milestones are achieved, and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales. In December 2010, the Company made a required $10.0 million discovery milestone payment upon the filing and clearance of an investigational new drug application with the FDA.

The Company's option will terminate upon the earlier of a termination of the agreement by its terms, the date the Company has exercised its options for compounds developed against two of the four research targets identified, or September 21, 2012. The Company may unilaterally extend the option term for two additional one-year terms until September 21, 2014 and the parties may mutually extend the term for two additional one-year terms until September 21, 2016. Upon the expiration of the agreement, Array will grant the Company a fully paid-up, royalty-free license to use certain intellectual property of Array to market and sell the compounds and products developed under the agreement.

Acceleron Pharma:    The Company entered into a worldwide strategic collaboration agreement with Acceleron Pharma, Inc., or Acceleron, for the joint development and commercialization of ACE-011, currently being studied for treatment of renal anemia. The collaboration agreement, as amended, combines both companies' resources and commitment to developing products for the treatment of cancer and cancer-related bone loss and expands the joint development, manufacturing and commercialization of Acceleron's products to include anemia exclusivity. Under the terms of the ACE-011 agreement, the Company and Acceleron will jointly develop, manufacture and commercialize Acceleron's products for bone loss. The Company made a payment to Acceleron in February 2008 of $50.0 million, which included a $5.0 million equity investment in Acceleron series C-1 Convertible Preferred Stock, with the remainder recorded as research and development expense. In December 2011, the Company made a $25.0 million equity investment in Acceleron series F Convertible Preferred Stock. In the event of an initial public offering of Acceleron, the Company will purchase a minimum of $7.0 million of Acceleron common stock. The Company has agreed to pay all development costs related to ACE-011 incurred after January 1, 2013.

Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $367.0 million for the ACE-011 program and up to an additional $348.0 million for each of the three discovery stage programs. The parties also agreed to co-promote the products under the ACE-011 agreement in North America. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound. The Company made a $7.0 million development milestone payment to Acceleron in April 2011 for the initiation of enrollment into a phase II study for chemotherapy-induced anemia.

In August 2011, the Company also entered into a collaboration, license and option agreement with Acceleron, for the joint development and commercialization of ACE-536 for the treatment of anemia. The ACE-536 agreement also includes an option for future Acceleron anemia programs. The ACE-536 agreement provides the Company with an exclusive, worldwide, royalty-bearing license to the ACE-536 program and future Acceleron programs for the treatment of anemia. The parties also agreed to co-promote the products under the ACE-536 agreement in the United States, Canada and Mexico.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the ACE-536 agreement, the Company made a payment to Acceleron in the amount of $25.0 million. The Company has also agreed to pay all development costs incurred after January 1, 2013. Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $217.5 million for the ACE-536 program and up to an additional $170.8 million for the first discovery stage program, $148.8 million for the second discovery stage program and $125.4 million for each additional discovery stage program thereafter. In October 2011, we made a $7.5 million milestone payment for the initiation of a phase I clinical study of ACE-536. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound.

Pursuant to the ACE-011 agreement, the Company has an option to buy down the royalty rate, for both ACE-011, as described above, and ACE-536, until and including January 1, 2013, at the Company's sole discretion, for a one-time payment of $25.0 million.

The agreements for ACE-011 and ACE-536 may be terminated by the Company, at its sole discretion, at any time for the ACE-011 agreement, and, with respect to the ACE-536 agreement, after completion of the initial phase II clinical trials, or by either party, among other things, upon a material breach of the other party.

GlobeImmune, Inc.:    To date, the Company has paid an aggregate amount of $13.1 million for equity investments in GlobeImmune, Inc., or GlobeImmune. In addition, the Company entered into a collaboration and option agreement with GlobeImmune focused on the discovery, development and commercialization of novel therapeutics in cancer. As part of this agreement, the Company made a payment in May 2009 of $30.0 million, which was recorded as research and development expense, in return for the option to license compounds and products based on the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs, as well as oncology compounds and products resulting from future programs controlled by GlobeImmune. GlobeImmune will be entitled to receive potential milestone payments of approximately $230.0 million for the GI-4000 program, $145.0 million for each of the GI-6200 and GI-3000 programs and $161.0 million for each of the GI-6300 program and each additional future program if certain development, regulatory and sales-based milestones are achieved. GlobeImmune will also receive tiered royalties on worldwide net sales.

The Company's options with respect to the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs will terminate if the Company does not exercise its respective options after delivery of certain reports from GlobeImmune on the completed clinical trials with respect to each drug candidate program. If the Company does not exercise its options with respect to any drug candidate program or future program, the Company's option with respect to the oncology products resulting from future programs controlled by GlobeImmune will terminate three years after the last of the options with respect to the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs terminates.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Agios Pharmaceuticals, Inc.:    On April 14, 2010, the Company entered into a discovery and development collaboration and license agreement with Agios Pharmaceuticals, Inc., or Agios, which focuses on cancer metabolism targets and the discovery, development and commercialization of associated therapeutics. As part of the agreement, as amended, the Company paid Agios $121.2 million, which was recorded by the Company as research and development expense. The Company also made an $8.8 million equity investment in Agios Series B Convertible Preferred Stock. In October 2011, we made a $20.0 million payment to Agios for a one year extension of our oncology collaboration and licensing agreement and in November 2011, made a $28.7 million investment in Agios series C-2 Convertible Preferred Stock. With respect to each product in a program that the Company chooses to license, Agios could receive up to $120.0 million upon achievement of certain milestones plus royalties on sales, and Agios may also participate in the development and commercialization of certain products in the United States. Agios may also receive a one-time milestone payment of $25.0 million upon dosing of the final human subject in a phase II study, such payment to be made only once with respect to only one program. The Company's option will terminate on April 14, 2014.

The Company has determined that Agios is a variable interest entity; however, the Company is not the primary beneficiary of Agios. Although the Company would have the right to receive the benefits from the collaboration and license agreement, the Company does not have the power to direct the activities under the collaboration and license agreement as Agios has the decision-making authority for the Joint Steering Committee and Joint Research Committee until the Company exercises its option to license a product. The Company's interest in Agios is limited to its equity ownership and it does not have any obligations or rights to the future losses or returns of Agios beyond this ownership.

The Chan Soon-Shiong Institute for Advanced Health:    In April 2011, we entered into an agreement with the Institute for Advanced Health, later renamed to The Chan Soon-Shiong Institute for Advanced Health, or the CSS Institute, that included an upfront contribution, future contingent matching contributions and an additional milestone-based contingent payment. The CSS Institute is a non-profit organization dedicated to research and technology development in personalized molecular medicine of which Dr. Patrick Soon-Shiong is the Chairman and Chief Executive Officer. Under the terms of the agreement, we made an initial contribution with a value of $41.0 million. The agreement provides for additional contributions of up to $50.0 million to be made by us based on the level of other third-party contributions received by the CSS Institute. No additional contributions have been made as of December 31, 2011. A final additional $25.0 million milestone-based payment is contingent upon the CSS Institute achieving specified results related to the collection of DNA data and genomic sequences and the initiation of research and development alliances to be achieved before December 31, 2015. Contributions made under this agreement will be recorded on our statements of income as research and development expense.

As part of the contribution agreement, we will receive a right of first offer and matching rights with respect to all oncology products developed, funded, acquired or licensed by the CSS Institute, the right to designate one of our employees to the CSS Institute's Scientific Advisory Board and we will become the exclusive oncology therapeutics sponsor of the CSS Institute.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These rights will continue for as long as we continue to make payments under a preexisting agreement up to an aggregate $150.0 million.

Other Collaboration Arrangements in 2011:    In addition to the collaboration agreements described above, the Company entered into a number of collaborative arrangements during 2011 that resulted in research and development expenses of $62.5 million. Subject to various conditions, future potential milestone payments of up to an aggregate $425.0 million plus sales royalties are possible under these additional arrangements entered into during 2011.

20.   Commitments and Contingencies

Leases:    The Company leases offices and research facilities under various operating lease agreements in the United States and international markets. At December 31, 2011, the non-cancelable lease terms for the operating leases expire at various dates between 2012 and 2023 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2011 are:

Operating Leases
2012	$40,440
2013	37,651
2014	35,059
2015	30,091
2016	25,285
Thereafter	74,746

Total minimum lease payments	$243,272

Total rental expense under operating leases was approximately $48.1 million in 2011, $36.4 million in 2010 and $24.4 million in 2009.

Lines of Credit:    The Company maintains lines of credit with several banks to support its hedging programs and to facilitate the issuance of bank letters of credit and guarantees on behalf of its subsidiaries. Lines of credit supporting the Company's hedging programs as of December 31, 2011 allowed the Company to enter into derivative contracts with settlement dates through 2014. As of December 31, 2011, the Company has entered into derivative contracts with net notional amounts totaling $2.425 billion. Lines of credit facilitating the issuance of bank letters of credit and guarantees as of December 31, 2011 allowed the Company to have letters of credit and guarantees issued on behalf of its subsidiaries totaling $48.4 million.

Other Commitments:    The Company's obligations related to product supply contracts totaled $117.9 million at December 31, 2011. The Company also owns an interest in three limited

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

partnership investment funds and has committed to invest an additional $8.9 million, which is callable any time within a ten-year period from the date of original investment.

Collaboration Arrangements:    The Company has entered into certain research and development collaboration agreements, as identified in Note 19, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. The Company's obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company's accompanying Consolidated Balance Sheets at December 31, 2011 and 2010.

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

On January 20, 2011, the Supreme Court of Canada ruled that the jurisdiction of the Patented Medicine Prices Review Board, or the PMPRB, extends to sales of drugs to Canadian patients even if the locus of sale is within the United States. This means that the Company's U.S. sales of THALOMID® brand drug to Canadian patients under the special access program are subject to PMPRB jurisdiction from and after January 12, 1995. In accordance with the ruling of the Supreme Court of Canada, the Company has provided to-date data regarding these special access program sales to the PMPRB. In light of the approval of THALOMID® brand drug by Health Canada on August 4, 2010, this drug is now sold through the Company's Canadian entity and is no longer sold to Canadian patients from the United States. On January 20, 2012, the Company received confirmation that PMPRB accepted a Voluntary Compliance Undertaking for THALOMID® brand drug, which required Celgene to make a payment of CAD $10.0 million to the Government of Canada in February 2012.

Legal Proceedings:

The Company and certain of its subsidiaries are involved in various patent, trademark, commercial and other claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of business. These legal proceedings and other matters are complex in nature and have outcomes that are difficult to predict and could have a material adverse effect on the Company.

Patent proceedings include challenges to scope, validity or enforceability of our patents relating to the Company's various products or processes. Although the Company believes it has

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

substantial defenses to these challenges with respect to all its material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that drug and could materially affect future results of operations.

Among the principal matters pending to which the Company is a party to are the following:

In the fourth quarter of 2009, the Company received a Civil Investigative Demand, or CID, from the U.S. Federal Trade Commission, or the FTC. The FTC requested documents and other information relating to requests by generic companies to purchase the Company's patented REVLIMID® and THALOMID® brand drugs in order to evaluate whether there is reason to believe that the Company has engaged in unfair methods of competition. In the first quarter of 2010, the State of Connecticut referenced the same issues as those referenced in the 2009 CID and issued a subpoena. In the fourth quarter of 2010, the Company received a second CID from the FTC relating to this matter. The Company continues to respond to requests for information.

In the first quarter of 2011, the United States Attorney for the Central District of California informed the Company that it was under investigation relating to its promotion of the drugs THALOMID® and REVLIMID® regarding alleged off-label marketing and improper payments to physicians. The Company is cooperating with the United States Attorney in connection with this investigation.

REVLIMID®:    The Company has publicly announced that it has received a notice letter dated August 30, 2010, sent from Natco Pharma Limited of India ("Natco") notifying it of Natco's ANDA, which contains Paragraph IV certifications alleging that certain claims of certain patents listed for REVLIMID® in the FDA's Approved Drug Products With Therapeutic Equivalence Evaluations (the "Orange Book") are invalid, unenforceable, and/or not infringed (the "Notice Letter"). The Notice Letter was sent pursuant to Natco having filed an Abbreviated New Drug Application ("ANDA") seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg capsules of REVLIMID®. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA containing a certification (a "Paragraph IV certification") challenging the validity or infringement of a patent listed in the Orange Book. On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to United States Patent Nos. 5,635,517 (the "'517 patent"), 6,045,501 (the "'501 patent"), 6,281,230 (the "'230 patent"), 6,315,720 (the "'720 patent"), 6,555,554 (the "'554 patent"), 6,561,976 (the "'976 patent"), 6,561,977 (the "'977 patent"), 6,755,784 (the "'784 patent"), 7,119,106 (the "'106 patent"), and 7,465,800 (the "'800 patent"). If Natco is successful in challenging the Company's patents listed in the Orange Book, and the FDA were to approve the ANDA with a comprehensive education and risk management program for a generic version of lenalidomide, sales of REVLIMID® could be significantly reduced in the United States by the entrance of a generic lenalidomide product, potentially reducing the Company's revenue.

Natco responded to the Company's infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims. Natco has alleged (through Affirmative Defenses and

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Counterclaims) that the patents are invalid, unenforceable and/or not infringed by Natco's proposed generic products. After filing the infringement action, the Company learned the identity of Natco's U.S. partner, Arrow International Limited, or Arrow, and filed an amended complaint on January 7, 2011, adding Arrow as a defendant. On January 14, 2011, an amended complaint was filed identifying additional defendants including Watson Pharmaceuticals, Inc. (Arrow's parent), Watson Pharma, Inc. (a wholly owned subsidiary of Watson Pharmaceuticals, Inc.) and Anda, Inc. (another wholly owned subsidiary of Watson Pharmaceuticals, Inc.). On March 25, 2011, Celgene filed a second amended complaint naming only Natco, Arrow, and Watson Laboratories, Inc. (another wholly owned subsidiary of Watson Pharmaceuticals, Inc.) as Defendants. Those three entities remain the current Defendants in this action.

The Company believes that Natco's counterclaims are likely to be unsustainable and intends to vigorously defend its patent rights. The Company believes it unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuit and that all of the patent claims would be deemed to be invalid, unenforceable and/or non-infringed. In addition, the FDA will need to approve an appropriate, non-infringing, comprehensive education and risk management program for a generic version of lenalidomide. Accordingly, the Company believes that the ultimate outcome is not expected to have a material adverse effect on its financial condition or results of operations.

ABRAXANE®:    On December 14, 2011, Cephalon, Inc. and Acusphere, Inc. filed a complaint against the Company in the United States District Court for the District of Massachusetts, alleging, among other things, that the making, using, selling, offering to sell, and importing of ABRAXANE® brand drug infringes claims of United States Patent No. RE40.493. Plaintiffs are seeking damages and injunctive relief. The Company intends to vigorously defend against this infringement suit. If the suit against the Company is successful, the Company may have to pay damages, ongoing royalties and may have to license rights from plaintiffs. However, the Company believes (a) that it is unlikely that the plaintiffs in this matter will prevail and (b) that the ultimate outcome will not have a material adverse effect on its financial condition or results of operations. An answer by the Company was filed on February 20, 2012.

21.   Geographic and Product Information

Operations by Geographic Area:    Revenues primarily consist of sales of REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID®, and ISTODAX®. Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR®

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

Revenues	2011	2010	2009
United States	$2,860,935	$2,188,562	$1,732,179
Europe	1,571,088	1,266,791	908,130
All other	410,047	170,392	49,584

Total revenues	$4,842,070	$3,625,745	$2,689,893

Long-Lived Assets (1)	2011	2010
United States	$299,561	$342,575
Europe	197,204	158,938
All other	9,277	8,406

Total long lived assets	$506,042	$509,919

(1)
Long-lived assets consist of net property, plant and equipment.

Revenues by Product:    Total revenues from external customers by product for the years ended December 31, 2011, 2010 and 2009 were as follows:

	2011	2010	2009
REVLIMID®	$3,208,153	$2,469,183	$1,706,437
VIDAZA®	705,327	534,302	387,219
THALOMID®	339,067	389,605	436,906
ABRAXANE®	385,905	71,429	-
ISTODAX®	30,921	15,781	-
ALKERAN®	-	-	20,111
Other	30,317	28,138	16,681

Total net product sales	4,699,690	3,508,438	2,567,354
Collaborative agreements and other revenue	19,500	10,540	13,743
Royalty revenue	122,880	106,767	108,796

Total revenue	$4,842,070	$3,625,745	$2,689,893

Major Customers:    The Company sells its products primarily through wholesale distributors and specialty pharmacies in the United States, which account for a large portion of the Company's total revenues. International sales are primarily made directly to hospitals, clinics and retail chains, many of which are government owned. In 2011, 2010 and 2009, the following customers accounted for more than 10% of the Company's total revenue in at least one of those years. The

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

percentage of amounts due from these same customers compared to total net accounts receivable is also depicted below as of December 31, 2011 and 2010.

	Percent of Total Revenue			Percent of Net Accounts Receivable
Customer	2011	2010	2009	2011	2010
Amerisource Bergen Corp.	12.6%	9.8%	10.9%	3.9%	4.6%
CVS / Caremark	8.0%	9.9%	11.6%	4.0%	6.2%

22.   Quarterly Results of Operations (Unaudited)

2011	1Q	2Q	3Q	4Q	Year
Total revenue	$1,125,281	$1,183,155	$1,249,737	$1,283,897	$4,842,070
Gross profit (1)	956,341	1,027,885	1,124,473	1,165,132	4,273,831
Income tax (benefit) provision	31,722	39,203	39,657	(8,516)	102,066
Net income attributable to Celgene	255,590	279,398	372,984	410,178	1,318,150
Net income per common share attributable to Celgene: (2)
Basic	$0.55	$0.60	$0.83	$0.93	$2.89
Diluted	$0.54	$0.59	$0.81	$0.91	$2.85
Weighted average shares (in thousands)
Basic	465,993	462,625	452,019	441,064	455,348
Diluted	472,235	469,962	459,530	449,747	462,748

2010	1Q	2Q	3Q	4Q	Year
Total revenue	$791,254	$852,692	$910,111	$1,071,688	$3,625,745
Gross profit (1)	697,496	755,104	822,114	927,203	3,201,917
Income tax (provision)	(53,917)	(16,927)	(49,011)	(12,563)	(132,418)
Net income attributable to Celgene	234,442	155,352	281,151	209,567	880,512
Net income per common share attributable to Celgene: (2)
Basic	$0.51	$0.34	$0.61	$0.45	$1.90
Diluted	$0.50	$0.33	$0.60	$0.44	$1.88
Weighted average shares (in thousands)
Basic	459,914	460,309	459,653	469,244	462,298
Diluted	467,655	467,425	466,332	476,709	469,517
(1)
Gross profit is computed by subtracting cost of goods sold (excluding amortization of acquired intangible assets) from net product sales.

(2)
The sum of the quarters may not equal the full year due to rounding. In addition, quarterly and full year basic and diluted earnings per share are calculated separately.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.   Subsequent Events

In January 2012, the Company and Avila Therapeutics, Inc., or Avila, a privately-held biotechnology company, announced a definitive merger agreement under which Celgene Corporation will acquire Avila for $350.0 million in cash plus up to $575.0 million in contingent development and regulatory approval milestones. The acquisition is expected to expand Celgene's leading role in the future treatment of hematologic cancers with Avila's AVL-292, a highly-selective Bruton's tyrosine kinase (Btk) inhibitor, currently in phase I clinical development. In addition, Avila's proprietary Avilomics™ Platform will augment Celgene's investment in the discovery and development of novel therapeutics for managing complex disorders.

The transaction has been approved by the Board of Directors of each company and is subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The acquisition of Avila will be accounted for as an acquisition of a business.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the "Exchange Act"). Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosures.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2011, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited Celgene Corporation and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Celgene Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Celgene Corporation and subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Celgene Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2011, and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 22, 2012

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2011 in connection with our 2012 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

See Item 10.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 10.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See Item 10.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Page
(a) 1. Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	82
Consolidated Balance Sheets as of December 31, 2011 and 2010	83
Consolidated Statements of Income – Years Ended December 31, 2011, 2010 and 2009	84
Consolidated Statements of Cash Flows – Years Ended December 31, 2011, 2010 and 2009	85
Consolidated Statements of Stockholders' Equity – Years Ended December 31, 2011, 2010 and 2009	87
Notes to Consolidated Financial Statements	88
(a) 2. Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts	159
(a) 3. Exhibit Index
The following exhibits are filed with this report or incorporated by reference:

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of November 18, 2007, by and among Pharmion Corporation, Celgene Corporation and Cobalt Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 19, 2007.
2.2
Agreement and Plan of Merger dated as of June 30, 2010, among Celgene Corporation Artistry Acquisition Corp. and Abraxis Bioscience, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2010).
3.1
Certificate of Incorporation of the Company, as amended through February 16, 2006 (incorporated by reference to Exhibit 3.1 to the Company' Annual Report on Form 10-K for the year ended December 31, 2005).
3.2
Bylaws of the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 16, 1996), as amended effective May 1, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, for the quarter ended March 31, 2006) as amended, effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 17, 2009), and, as amended, effective February 17, 2010 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
4.1
Contingent Value Rights Agreement, dated as of October 15, 2010, by and between Celgene Corporation and American Stock Transfer & Trust Company, LLC, as trustee, including the Form of CVR Certificate as Annex A (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A12B, filed on October 15, 2010).
4.2
Indenture, dated as of October 7, 2010, relating to the 2.450% Senior Notes due 2015, 3.950% Senior Notes due 2020 and 5.700% Senior Notes due 2040, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.3	Form of 2.450% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.4	Form of 3.950% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.5	Form of 5.700% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 7, 2010).
10.1
1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 30, 1997), as amended by Amendment No. 1 thereto, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

Exhibit No.	Exhibit Description

10.2	1995 Non Employee Directors' Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 24, 1999), as amended by Amendment No. 1 thereto, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002), as amended by Amendment No. 2 thereto, effective as of April 18, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002), as amended by Amendment No. 3 thereto, effective as of April 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005), as amended by Amendment No. 4 thereto, effective as of April 5, 2005 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (No. 333-126296), as amended by Amendment No. 5 thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007), as amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.3
Form of indemnification agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.4
Employment Agreement effective May 1, 2006 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006); amendment to Employment Agreement to comply with Section 409A of the Internal Revenue Code (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008); Amendment No. 2 to the Amended and Restated Employment Agreement, dated as of May1, 2006, as amended, between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 18, 2010).
10.5
Celgene Corporation 2008 Stock Incentive Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on June 18, 2009) and as amended by Amendment No, 1, effective April 13, 2011 (incorporated by reference to Exhibit 10,1 to the Company's Current Report on Form 8-K, filed on June 20, 2011); formerly known as the 1998 Stock Incentive Plan, amended and restated as of April 23, 2003 (and, prior to April 23, 2003, formerly known as the 1998 Long-Term Incentive Plan) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006), as amended by Amendment No. 1 to the 1998 Stock Incentive Plan, effective as of April 14, 2005 (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 (No. 333-126296), as amended by Amendment No. 2 to the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006), as amended by Amendment No. 3 to the 1998 Stock Incentive Plan,

Exhibit No.	Exhibit Description

effective August 22, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
10.6
Development and License Agreement between the Company and Novartis Pharma AG, dated April 19, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.7
Collaborative Research and License Agreement between the Company and Novartis Pharma AG, dated December 20, 2000 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.8
Custom Manufacturing Agreement between the Company and Johnson Matthey Inc., dated March 5, 2001 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.9
Manufacturing and Supply Agreement between the Company and Mikart, Inc., dated as of April 11, 2001 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.10
Distribution Services Agreement between the Company and Ivers Lee Corporation, d/b/a Sharp, dated as of June 1, 2000 (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.11
Forms of Award Agreement for the 1998 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company's Post-Effective Amendment to the Registration Statement on Form S-3 (No. 333-75636) dated December 30, 2005).
10.12
Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004), as amended and restated, effective January 1, 2008 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008).
10.13	Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.14
Agreement dated August 2001 by and among the Company, Children's Medical Center Corporation, Bioventure Investments kft and EntreMed Inc. (certain portions of the agreement have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.15
Exclusive License Agreement among the Company, Children's Medical Center Corporation and, solely for purposes of certain sections thereof, EntreMed, Inc., effective December 31, 2002 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit No.	Exhibit Description

10.16	Supply Agreement between the Company and Siegfried (USA), Inc., dated as of January 1, 2003 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.17
Distribution and Supply Agreement by and between SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Celgene Corporation, entered into as of March 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.18
Technical Services Agreement among the Company, Celgene UK Manufacturing II, Limited (f/k/a Penn T Limited), Penn Pharmaceutical Services Limited and Penn Pharmaceutical Holding Limited dated October 21, 2004 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.19
Lease Agreement, dated January 16, 1987, between the Company and Powder Horn Associates, with respect to the Warren, New Jersey property (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, dated July 24, 1987) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.20
Commercial Contract Manufacturing Agreement between the Company and OSG Norwich Pharmaceuticals, Inc., dated April 26, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.21
Finished Goods Supply Agreement (Revlimid™) between the Company and Penn Pharmaceutical Services Limited, dated September 8, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.22
Distribution Services and Storage Agreement between the Company and Sharp Corporation, dated January 1, 2005 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.23
Asset Purchase Agreement dated as of December 8, 2006 by and between Siegfried Ltd., Siegfried Dienste AG and Celgene Chemicals Sàrl (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).

Exhibit No.		Exhibit Description

10.24		Celgene Corporation Management Incentive Plan (MIP) and Performance Plan (incorporated by reference to Exhibit 10.56 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.25		Employment Letter of Dr. Graham Burton, dated as of June 2, 2003 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 12, 2008).
10.26		Non-Competition, Non-Solicitation and Confidentiality Agreement, dated as of June 30, 2010, by and between Celgene Corporation and Dr. Patrick Soon-Shiong (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 1, 2010).
10.27		Stockholders' Agreement, dated as of June 30, 2010, by and among Celgene Corporation, Dr. Patrick Soon-Shiong, California Capital LP, Patrick Soon-Shiong 2009 GRAT 1, Patrick Soon-Shiong 2009 GRAT 2, Michele B. Soon-Shiong GRAT 1, Michele B. Soon-Shiong GRAT 2, Soon-Shiong Community Property Revocable Trust, California Capital Trust and Michele B. Chan Soon-Shiong (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 1, 2010).
10.28		Letter Agreement, dated August 18, 2010, between the Company and Jacqualyn A. Fouse (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on August 27, 2010).
10.29		Credit Agreement, dated as of September 2, 2011, by and among Celgene Corporation, the lender parties named therein, and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2011).
14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
21.1	*	List of Subsidiaries.
23.1	*	Consent of KPMG LLP.
24.1	*	Power of Attorney (included in Signature Page).
31.1	*	Certification by the Company's Chief Executive Officer.
31.2	*	Certification by the Company's Chief Financial Officer.
32.1	*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	*	The following materials from Celgene Corporation's Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity and (v) Notes to Consolidated Financial Statements.
*
Filed herewith.

SIGNATURES AND POWER OF ATTORNEY

                KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person or entity whose signature appears below constitutes and appoints Robert J. Hugin its true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for it and in its name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all contents and purposes as it might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION
By:	/s/ Robert J. Hugin Robert J. Hugin Chief Executive Officer

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Hugin Robert J. Hugin	Chairman of the Board; Chief Executive Officer	February 22, 2012
/s/ Jacqualyn A. Fouse Jacqualyn A. Fouse	Chief Financial Officer	February 22, 2012
/s/ Richard W. Barker Richard W. Barker	Director	February 22, 2012
/s/ Michael D. Casey Michael D. Casey	Director	February 22, 2012
/s/ Carrie S. Cox Carrie S. Cox	Director	February 22, 2012

Signature	Title	Date

/s/ Rodman L. Drake Rodman L. Drake	Director	February 22, 2012
/s/ Michael A. Friedman Michael A. Friedman	Director	February 22, 2012
/s/ Gilla Kaplan Gilla Kaplan	Director	February 22, 2012
/s/ James Loughlin James Loughlin	Director	February 22, 2012
/s/ Ernest Mario Ernest Mario	Director	February 22, 2012

Celgene Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

Year ended December 31,	Balance at Beginning of Year	Additions Charged to Expense or Sales		Other Additions		Deductions	Balance at End of Year
	(In thousands)
2011
Allowance for doubtful accounts	$4,832	$6,354				$1,055	$10,131
Allowance for customer discounts	8,272	56,110	(1)	-		55,658	8,724

Subtotal	13,104	62,464		-		56,713	18,855
Allowance for sales returns	4,779	16,757	(1)			12,562	8,974

Total	$17,883	$79,221		$-		$69,275	$27,829

2010
Allowance for doubtful accounts	$7,189	$2,309		$262	(2)	$4,928	$4,832
Allowance for customer discounts	3,598	52,975	(1)	-		48,301	8,272

Subtotal	10,787	55,284		262		53,229	13,104
Allowance for sales returns	7,360	6,440	(1)	815	(2)	9,836	4,779

Total	$18,147	$61,724		$1,077		$63,065	$17,883

2009
Allowance for doubtful accounts	$5,732	$2,664		$-		$1,207	$7,189
Allowance for customer discounts	3,659	37,315	(1)	-		37,376	3,598

Subtotal	9,391	39,979		-		38,583	10,787
Allowance for sales returns	17,799	14,742	(1)	-		25,181	7,360

Total	$27,190	$54,721		$-		$63,764	$18,147

(1)
Amounts are a reduction from gross sales.
(2)
The Other Additions column represents valuation account balances assumed in the 2010 acquisition of Abraxis.