Form 10-Q
period 2012-03-31
CELGENE CORP /DE/
filed 2012-05-02
CIK 816284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes	X	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

At April 25, 2012, 440,497,817 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three-Month Periods Ended
	March 31,
	2012	2011

Revenue:
Net product sales	$1,245,499	$1,083,609
Collaborative agreements and other revenue	2,631	9,303
Royalty revenue	25,158	32,369
Total revenue	1,273,288	1,125,281

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	72,520	127,268
Research and development	362,044	435,478
Selling, general and administrative	325,778	302,261
Amortization of acquired intangible assets	41,760	69,050
Acquisition related (gains) charges and restructuring, net	(11,070)	(96,744)
Total costs and expenses	791,032	837,313

Operating income	482,256	287,968

Other income and expense:
Interest and investment income, net	3,708	4,522
Equity in gains (losses) of affiliated companies	1,187	(556)
Interest (expense)	(11,385)	(11,750)
Other income (expense), net	(1,764)	6,624

Income before income taxes	474,002	286,808

Income tax provision	72,465	31,722

Net income	401,537	255,086
Less: Net loss attributable to non-controlling interest	-	504
Net income attributable to Celgene	$401,537	$255,590

Net income per share attributable to Celgene:
Basic	$0.92	$0.55
Diluted	$0.90	$0.54

Weighted average shares:
Basic	438,349	465,993
Diluted	448,598	472,235

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three-Month Periods Ended
	March 31,
	2012	2011

Net income	$401,537	$255,086

Other comprehensive income (loss):
Foreign currency translation adjustments	18,357	13,837
Change in functional currency of a foreign subsidiary	13,144	-
Unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses), net of taxes of $249 and $39 for the three-months ended March 31, 2012 and 2011, respectively	23,285	(25,994)
Reclassification adjustment for (gains) losses included in net income, net of taxes of $2,618 and $506 for the three-months ended March 31, 2012 and 2011, respectively	(16,438)	(4,063)
Net unrealized gains on marketable securities available for sale:
Unrealized holding gains, net of tax (expense) benefit of $24 and ($1,794) for the three-months ended March 31, 2012 and 2011, respectively	2,461	1,889
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $0 and $326 for the three-months ended March 31, 2012 and 2011, respectively	(352)	1,029
Total other comprehensive income (loss)	40,457	(13,302)

Comprehensive income	441,994	241,784
Comprehensive loss attributable to non-controlling interest	-	504
Comprehensive income attributable to Celgene	$441,994	$242,288

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$1,861,065	$1,859,464
Marketable securities available for sale	408,302	788,690
Accounts receivable, net of allowances of $22,689 and $18,855 at March 31, 2012 and December 31, 2011, respectively	1,035,471	945,531
Inventory	215,637	189,573
Deferred income taxes	133,501	116,751
Other current assets	322,657	395,094
Assets held for sale	58,239	58,122
Total current assets	4,034,872	4,353,225

Property, plant and equipment, net	519,126	506,042
Investment in affiliated companies	28,526	26,597
Intangible assets, net	3,339,230	2,844,698
Goodwill	2,031,876	1,887,220
Other assets	393,909	388,128
Total assets	$10,347,539	$10,005,910

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$150,528	$526,684
Accounts payable	100,415	121,525
Accrued expenses	601,925	701,707
Income taxes payable	30,820	30,042
Current portion of deferred revenue	18,031	14,346
Other current liabilities	178,978	138,424
Liabilities of disposal group	7,217	7,244
Total current liabilities	1,087,914	1,539,972

Deferred revenue, net of current portion	13,799	12,623
Income taxes payable	644,321	616,465
Deferred income taxes	811,170	775,022
Other non-current liabilities	438,766	273,516
Long-term debt, net of discount	1,273,850	1,275,585
Total liabilities	4,269,820	4,493,183

Commitments and Contingencies (Note 16)

Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at March 31, 2012 and December 31, 2011	-	-
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 492,399,133 and 487,381,255 shares at March 31, 2012 and December 31, 2011, respectively	4,924	4,874
Common stock in treasury, at cost; 52,263,981 and 49,889,078 shares at March 31, 2012 and December 31, 2011, respectively	(2,931,399)	(2,760,705)
Additional paid-in capital	7,058,121	6,764,479
Retained earnings	1,967,953	1,566,416
Accumulated other comprehensive income (loss)	(21,880)	(62,337)
Total stockholders’ equity	6,077,719	5,512,727

Total liabilities and equity	$10,347,539	$10,005,910

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2012	2011

Cash flows from operating activities:
Net income	$401,537	$255,086

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,574	17,281
Amortization	42,016	69,677
Allocation of prepaid royalties	430	9,624
Provision for accounts receivable allowances	2,674	191
Deferred income taxes	(166,490)	(64,914)
Impairment of acquired in-process research and development	22,152	118,000
Change in value of contingent consideration	(12,433)	(99,535)
Share-based compensation expense	57,188	59,153
Equity in (gains) losses of affiliated companies	(1,187)	556
Share-based employee benefit plan expense	3,826	4,413
Unrealized change in value of foreign currency forward contracts	(9,934)	2,435
Realized (gains) losses on marketable securities available for sale	(351)	1,346
Other, net	(3,794)	(715)

Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(79,324)	(76,139)
Inventory	(25,521)	40,762
Other operating assets	101,061	26,128
Assets held for sale, net	(144)	(7,820)
Accounts payable and other operating liabilities	(74,518)	(97,394)
Income tax payable	30,465	24,088
Deferred revenue	4,291	(6,953)
Net cash provided by operating activities	310,518	275,270

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	485,497	799,346
Purchases of marketable securities available for sale	(105,758)	(498,720)
Payments for acquisition of business, net of cash acquired	(352,246)	-
Capital expenditures	(28,118)	(23,161)
Investment in affiliated companies	(742)	(1,310)
Purchases of investment securities	(5,000)	(533)
Net cash provided by (used in) investing activities	(6,367)	275,622

Cash flows from financing activities:
Payment for treasury shares	(168,866)	(450,014)
Proceeds from short-term borrowing	1,045,904	-
Principal repayments on short-term borrowing	(1,421,312)	-
Net proceeds from exercise of common stock options and warrants	215,527	18,305
Excess tax benefit from share-based compensation arrangements	18,612	4,781
Net cash (used in) financing activities	(310,135)	(426,928)

Effect of currency rate changes on cash and cash equivalents	7,585	11,900

Net increase in cash and cash equivalents	1,601	135,864
Cash and cash equivalents at beginning of period	1,859,464	1,351,128

Cash and cash equivalents at end of period	$1,861,065	$1,486,992

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

(Dollars in thousands)

	Three-Month Periods Ended
	March 31,
	2012	2011

Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized (gain) loss on marketable securities available for sale	$(2,437)	$(3,683)

Matured shares tendered in connection with stock option exercises	$(155)	$-

Supplemental disclosure of cash flow information:

Interest paid	$959	$-

Income taxes paid	$85,432	$32,953

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In all accompanying tables, amounts of dollars expressed in thousands,

except per share amounts, unless otherwise indicated)

1.  Nature of Business and Basis of Presentation

Celgene Corporation and its subsidiaries (collectively “we,” “our,”  “us” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases.  We are dedicated to innovative research and development which is designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID® and ISTODAX®.  Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing and collaboration agreements.

The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. Investments in limited partnerships and interests where we have an equity interest of 50% or less and do not otherwise have a controlling financial interest are accounted for by either the equity or cost method.  We record net income (loss) attributable to non-controlling interest, if any, in our Consolidated Statements of Income equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties.

The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures.  Actual results could differ from those estimates.  We are subject to certain risks and uncertainties related to product development, regulatory approval, market acceptance, scope of patent and proprietary rights, competition, European credit risk, technological change and product liability.

Interim results may not be indicative of the results that may be expected for the full year.  In the opinion of management, these unaudited consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited consolidated financial statements.

2.    Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, or the 2011 Annual Report on Form 10-K. There were no changes during the three months ended March 31, 2012.

3.    Acquisitions and Divestitures

On March 7, 2012, or the Acquisition Date, we acquired all of the outstanding common stock of Avila Therapeutics, Inc., or Avila.  The acquisition resulted in Avila becoming our wholly owned subsidiary.  The results of operations for Avila are included in our consolidated financial statements from the date of acquisition and the assets and liabilities of Avila have been recorded at their respective fair values on the acquisition date and consolidated with our other assets and liabilities.  Avila’s results of operations prior to the acquisition were determined to be immaterial to us; therefore, pro forma financial statements are not required to be presented.

We paid $352.2 million in cash, net of cash acquired, and may make additional payments of up to an estimated maximum of $615.0 million in contingent developmental and regulatory milestone payments.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the acquisition, Avila was a clinical-stage biotechnology company focused on the design and development of targeted covalent drugs to achieve best-in class outcomes.  Avila’s product pipeline has been created using its proprietary Avilomics™ platform for developing targeted covalent drugs that treat diseases through protein silencing. Avila’s most advanced product candidate, AVL-292, a potential treatment for cancer and autoimmune diseases, is currently in phase I clinical testing.  We acquired Avila to enhance our portfolio of therapies for patients with life-threatening illnesses worldwide.

The fair value of consideration transferred in the acquisition of Avila is shown in the table below:

Fair Value at the Acquisition Date

Cash	$363,405
Contingent consideration	179,135
Total fair value of consideration transferred	$542,540

Our potential contingent consideration payments are classified as liabilities, which were measured at fair value as of the acquisition date.  The range of potential milestone payments is from no payment if none of the milestones are achieved to an estimated maximum of $615.0 million if all milestones are achieved.  The potential milestones consist of developmental and regulatory achievements, including milestones for the initiation of phase II and III studies, IND filings, and regulatory events.

We estimated the fair value of potential contingent consideration using a probability-weighted income approach, which reflects the probability and timing of future potential payments.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 liability within the fair value hierarchy. The resulting probability weighted cash flows were discounted using a discount rate based on a market participant assumption.

Subsequent to the acquisition date, we will measure the contingent consideration arrangements at fair value each period with changes in fair value recognized in operating earnings unless changes pertain to facts and circumstances that existed as of the acquisition date, in which case changes will be recognized as adjustments to goodwill.  Changes in fair values will reflect new information about the in-process research and development, or IPR&D, assets and the passage of time.  In the absence of new information, changes in fair value will only reflect the passage of time as development work towards the achievement of the milestones progresses and will be accrued based on an accretion schedule.

The acquisition has been accounted for using the acquisition method of accounting which requires that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and requires the fair value of acquired IPR&D to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.  A preliminary purchase price allocation has been made and the recorded amounts are subject to change. The following items are subject to change:

•               The amount recorded for the fair value of contingent consideration.

•               Amounts for intangible assets, goodwill and associated deferred tax liabilities pending finalization of valuation efforts.

•               Amounts for income tax assets, receivables and liabilities, pending the filing of Avila pre-acquisition tax returns.

The amounts recognized will be finalized as the information necessary to complete the analyses is obtained, but no later than one year from the acquisition date.  Material adjustments, if any, could require retrospective application if they impact amortization amounts.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The preliminary purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective preliminary fair values summarized below:

March 7, 2012

Working capital (1)	$11,876
Property, plant and equipment	2,559
Platform technology intangible asset (2)	356,800
In-process research and development product rights	201,900
Net deferred tax liability (3)	(175,673)
Total identifiable net assets	397,462
Goodwill	145,078
Net assets acquired	$542,540

(1)      Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities.

(2)      Platform technology related to the Avilomics™ discovery platform which is being amortized over a useful life of seven years based on the estimated useful life of the underlying process.

(3)      Includes current deferred income tax asset of $14.7 million and non-current deferred tax liability of $190.4 million.

The fair values of current assets, current liabilities and property, plant and equipment were determined to approximate their book values.

The fair value of the platform technology intangible asset was based primarily on expected cash flows from future product candidates to be developed from the Avilomics™ platform and the fair value assigned to acquired IPR&D was primarily based on expected cash flows from the AVL-292 product candidate which is in phase I testing.  The values assigned to the platform technology intangible asset and the IPR&D asset were determined by estimating the costs to develop AVL-292 and future product candidates into commercially viable products, estimating the resulting revenue from the potential products, and discounting the net cash flows to present value.  The revenue and costs projections used were reduced based on the probability of developing new drugs. Additionally, the projections considered the relevant market sizes and growth factors and the nature and expected timing of new product introductions. The resulting net cash flows from such potential products are based on our estimates of cost of sales, operating expenses, and income taxes.  The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.  Acquired IPR&D will be accounted for as an indefinite-lived intangible asset until regulatory approval in specified markets or discontinuation.

The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition.  The goodwill recorded as part of the acquisition is largely attributable to full ownership rights to the Avilomics™ platform.  We do not expect any portion of this goodwill to be deductible for tax purposes.  The goodwill attributable to the acquisition has been recorded as a non-current asset in our Consolidated Balance Sheets and is not amortized, but is subject to review for impairment annually.

Prior to the acquisition, Avila had a number of collaboration agreements in place which we are now party to.  These agreements entitle us to receive potential milestone payments and reimbursement of expenses for research and development expenses incurred under the collaborations and our collaboration partners may receive intellectual property rights or options to purchase such rights related to products developed under the collaborations.  We do not consider these collaboration arrangements to be material.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets Held For Sale

The remaining balances in the assets held for sale and liabilities of disposal group line items on the Consolidated Balance Sheets at March 31, 2012 relate to two facilities that were acquired in the purchase of Abraxis.  We intend to sell these assets as we rationalize certain manufacturing facilities.  No material gain or loss is expected to result from the sale.

4.    Earnings Per Share

	Three-Month Periods Ended
	March 31,
(Amounts in thousands, except per share)	2012	2011

Net income attributable to Celgene	$401,537	$255,590

Weighted-average shares:
Basic	438,349	465,993
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	10,249	6,242
Diluted	448,598	472,235

Net income per share:
Basic	$0.92	$0.55
Diluted	$0.90	$0.54

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 5,233,808 and 26,149,808 shares for the three-month periods ended March 31, 2012 and 2011, respectively.

Our Board of Directors has approved an open-ended common share repurchase program up to an aggregate of $4.0 billion of our common stock.  As of March 31, 2012, an aggregate of 48,179,385 shares of common stock were repurchased under the program, including 2,350,000 shares of common stock repurchased during the three-month period ended March 31, 2012.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Accumulated Other Comprehensive Income (Loss)

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax, is summarized as follows:

					Total
				Foreign	Accumulated
		Net Unrealized	Net Unrealized	Currency	Other
	Pension	Gains (Losses) From	Gains (Losses)	Translation	Comprehensive
	Liability	Marketable Securities	From Hedges	Adjustment	Income (Loss)
Balance December 31, 2011	$(5,382)	$4,707	$5,713	$(67,375)	$(62,337)
Other comprehensive income (loss)	-	2,109	6,847	31,501	40,457
Balance March 31, 2012	$(5,382)	$6,816	$12,560	$(35,874)	$(21,880)

Balance December 31, 2010	$(3,836)	$3,102	$(15,556)	$(57,477)	$(73,767)
Other comprehensive income (loss)	-	2,918	(30,057)	13,837	(13,302)
Balance March 31, 2011	$(3,836)	$6,020	$(45,613)	$(43,640)	$(87,069)

6.    Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and the valuation techniques we utilized to determine such fair value.  Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Our Level 1 assets consist of marketable equity securities.  Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.  Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities.  Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.  We do not have any Level 3 assets.  Our Level 1 liability relates to our publicly traded CVRs.  The Level 3 liability consists of contingent consideration related to undeveloped product rights resulting from the Gloucester acquisition and the undeveloped product rights and technology platform acquired from the Avila acquisition.  The estimated maximum potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are $120.0 million and $615.0 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$408,302	$496	$407,806	$-
Forward currency contracts	62,974	-	62,974	-
Total assets	$471,276	$496	$470,780	$-

Liabilities:
Contingent value rights	$(84,384)	$(84,384)	$-	$-
Other acquisition related contingent consideration	(219,791)	-	-	(219,791)
Total liabilities	$(304,175)	$(84,384)	$-	$(219,791)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$788,690	$560	$788,130	$-
Forward currency contracts	48,561	-	48,561	-
Total assets	$837,251	$560	$836,691	$-

Liabilities:
Contingent value rights	$(60,583)	$(60,583)
Other acquisition related contingent consideration	(76,890)	-	-	(76,890)
	$(137,473)	$(60,583)	$-	$(76,890)

There were no security transfers between Levels 1 and 2 in the three-month period ended March 31, 2012. Level 3 liabilities issued during the three-month period ended March 31, 2012 consist of contingent consideration related to the acquisition of Avila. The following tables represent a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	Three-Month Periods Ended March 31,
	2012	2011

Assets:
Balance at beginning of period	$-	$23,372
Amounts acquired or issued	-	-
Net realized and unrealized gains	-	1,165
Settlements	-	(4,982)
Transfers in and/or out of Level 3	-	-
Balance at end of period	$-	$19,555

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three-Month Periods Ended March 31,
	2012	2011

Liabilities:
Balance at beginning of period	$(76,890)	$(252,895)
Amounts acquired or issued	(179,135)	-
Net change in fair value	36,234	(6,053)
Settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance at end of period	$(219,791)	$(258,948)

7.    Derivative Instruments and Hedging Activities

Foreign Currency Forward Contracts:  We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at March 31, 2012 and December 31, 2011 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Foreign currency forward contracts for Japanese Yen with a notional amount of approximately $498.0 million, which had previously been designated as cash flow hedges, were de-designated and closed out during the three month period ended March 31, 2012.  Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2012 and December 31, 2011:

	Notional Amount
Foreign Currency	March 31, 2012	December 31, 2011

Australian Dollar	$33,102	$17,169
British Pound	40,980	53,764
Canadian Dollar	84,425	67,281
Euro	791,522	714,446
Japanese Yen	36,864	606,538
Swiss Franc	43,882	49,182
Total	$1,030,775	$1,508,380

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis.  As of March 31, 2012, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period.  The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2012 and December 31, 2011 were $877.4 million and $916.9 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts.  The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates.  Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps are recorded on the Consolidated Balance Sheets with no net impact recorded in the Consolidated Statements of Income.  Additionally, any net interest payments made or received are recognized as interest expense.  There were no interest rate swap contracts outstanding at March 31, 2012 or December 31, 2011.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of March 31, 2012 and December 31, 2011:

March 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets Other current liabilities Other non-current assets Other non-current liabilities	$36,811 606 5,837 83	Other current assets Other current liabilities Other non-current assets Other non-current liabilities	$16,331 1,663 2,757 2,934

Foreign currency forward contracts not designated as hedging instruments*	Other current assets Other current liabilities Other non-current assets	55,574 349 19,045	Other current assets Other current liabilities Other non-current assets	8,411 7,478 15,757

Total		$118,305		$55,331

December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets Other current liabilities Other non-current liabilities	$68,889 129 -	Other current assets Other current liabilities Other non-current liabilities	$32,430 3,940 24,832

Foreign currency forward contracts not designated as hedging instruments*	Other current assets Other current liabilities Other non-current assets	66,639 2,462 36,684	Other current assets Other current liabilities Other non-current assets	10,395 22,289 32,356

		$174,803		$126,242
Total

*       Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2012 and 2011, respectively:

	March 31, 2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative		Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)		(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$23,534	(1)	Net product sales	$19,056	Other income, net	$(1,878)	(2)

(1)       Gains of $27,612 are expected to be reclassified from Accumulated OCI into operations in the next 12 months.

(2)       The amount of net losses recognized in income represents $4,445 in losses related to the ineffective portion of the hedging relationships and $2,567 of gains related to amounts excluded from the assessment of hedge effectiveness.

	March 31, 2011
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Amount Excluded From Effectiveness Testing)	(Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$(25,955)	Net product sales	$4,569	Other income, net	$3,160	(1)

Interest rate swaps	-	Interest expense	$984

(1)       The amount of net gain recognized in income represents $80 in losses related to the ineffective portion of the hedging relationships and $3,240 of gains related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2012 and 2011:

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income	Recognized in Income on Derivative March 31,
Instrument	on Derivative	2012	2011

Foreign currency forward contracts	Other income, net	$(7,883)	$(28,951)

The impact of gains and losses on derivatives not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included on the Consolidated Statements of Income in other income (expense), net for all periods presented.

8.    Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $632.0 million and $738.7 million at March 31, 2012 and December 31, 2011, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2012 and December 31, 2011 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gain	Loss	Value

U.S. Treasury securities	$134,309	$11	$(288)	$134,032
U.S. government-sponsored agency securities	72,297	126	-	72,423
U.S. government-sponsored agency MBS	123,656	959	(376)	124,239
Non-U.S. government, agency and
Supranational securities	2,667	32	-	2,699
Corporate debt - global	73,714	702	(4)	74,412
Marketable equity securities	407	90	-	497
Total available-for-sale marketable securities	$407,050	$1,920	$(668)	$408,302

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gain	Loss	Value

U.S. Treasury securities	$228,996	$58	$(38)	$229,016
U.S. government-sponsored agency securities	196,833	81	(69)	196,845
U.S. government-sponsored agency MBS	256,440	600	(1,901)	255,139
Non-U.S. government, agency and
Supranational securities	2,666	19	-	2,685
Corporate debt - global	104,181	497	(233)	104,445
Marketable equity securities	407	153	-	560
Total available-for-sale marketable securities	$789,523	$1,408	$(2,241)	$788,690

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency mortgage-backed securities, or MBS, include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt—global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.  Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at March 31, 2012 and December 31, 2011.

Duration periods of available-for-sale debt securities at March 31, 2012 were as follows:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$73,525	$74,084
Duration of one through three years	314,525	314,887
Duration of three through five years	18,593	18,834
Total	$406,643	$407,805

9.    Inventory

A summary of inventories by major category at March 31, 2012 and December 31, 2011 follows:

	March 31,	December 31,
	2012	2011

Raw materials	$55,479	$50,533
Work in process	129,266	115,170
Finished goods	30,892	23,870
Total	$215,637	$189,573

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Investment in Affiliated Companies

As of March 31, 2012, we held four equity method investments, including three limited partnership investment funds.  We contributed an aggregate $0.7 million to these investments during the three-month period ended March 31, 2012.  A summary of our equity method investments follows:

	March 31,	December 31,
Investment in Affiliated Companies	2012	2011

Investment in affiliated companies (1)	$27,559	$25,587
Excess of investment over share of equity (2)	967	1,010
Investment in affiliated companies	$28,526	$26,597

	Three-Month Periods Ended March 31,
Equity in Gains (Losses) of Affiliated Companies	2012	2011

Affiliated companies gains (losses) (1) (3)	$1,187	$(556)

(1) We record our interest and share of losses based on our ownership percentage.

(2) Consists of goodwill.

(3) Affiliated companies losses in 2011 included losses related to former Abraxis equity method investments.

11.    Intangible Assets and Goodwill

Intangible Assets:  Our intangible assets consist of developed product rights from the Pharmion, Gloucester and Abraxis acquisitions, IPR&D product rights from the Gloucester, Abraxis and Avila acquisitions, technology obtained primarily from the Avila acquisition, contract-based licenses and other miscellaneous intangibles.  The amortization periods related to non-IPR&D intangible assets range from one to 17 years.  The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
March 31, 2012	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(700,207)	$1,485,793	11.9
Technology	359,334	(6,201)	353,133	7.0
Licenses	64,250	(7,067)	57,183	16.8
Other	40,615	(11,242)	29,373	8.8
	2,650,199	(724,717)	1,925,482	11.2

Non-amortized intangible assets:
Acquired IPR&D product rights	1,413,748	-	1,413,748

Total intangible assets	$4,063,947	$(724,717)	$3,339,230

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2011	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(666,142)	$1,519,858	11.9
Technology	2,534	(190)	2,344	10.0
Licenses	64,250	(6,108)	58,142	16.8
Other	40,600	(10,246)	30,354	8.8
	2,293,384	(682,686)	1,610,698	11.9

Non-amortized intangible assets:
Acquired IPR&D product rights	1,234,000	-	1,234,000

Total intangible assets	$3,527,384	$(682,686)	$2,844,698

The increase in gross carrying value of intangible assets at March 31, 2012 compared to December 31, 2011 was primarily due to the acquisition of Avila, which resulted in increases of $356.8 million in technology and $201.9 million in IPR&D product rights.  The net change in the gross carrying value of IPR&D product rights during the three-month period ended March 31, 2012 included a $22.1 million impairment charge to the Gloucester intangible asset related to a change in the estimated timing of approval of ISTODAX® for peripheral T-cell lymphoma, or PTCL, in Europe.  In addition, the contingent consideration liability from the acquisition of Gloucester relating to the approval of ISTODAX® for PTCL approval in Europe was reduced by $47.0 million, resulting in the recognition of a gain during the three months ended March 31, 2012.

Amortization expense was $42.0 million and $69.4 million for the three-month periods ended March 31, 2012 and 2011, respectively.  Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for the next five years is estimated to be approximately $199.3 million for 2012, $209.8 million for 2013, $205.3 million for 2014, $201.4 million for 2015 and $201.1 million for 2016.

Goodwill:  At March 31, 2012, our goodwill related to the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2011	$1,887,220
Acquisition of Avila	145,078
Tax benefit on the exercise of Pharmion converted stock options	(422)
Balance at March 31, 2012	$2,031,876

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.  Debt

Senior Notes: Summarized below are the carrying values of our senior notes at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
2.450% senior notes due 2015	$525,428	$527,191

3.950% senior notes due 2020	498,881	498,854

5.700% senior notes due 2040	249,541	249,540
Total long-term debt	$1,273,850	$1,275,585

At March 31, 2012, the fair value of our outstanding Senior Notes was $1.296 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

Commercial Paper:  The carrying value of Commercial Paper as of March 31, 2012 and December 31, 2011 was $150.5 and $401.4 million, respectively, and approximated its fair value.  The effective interest rate on the outstanding Commercial Paper balance at March 31, 2012 was 0.5%.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility, or the Credit Facility, that provides revolving credit in the aggregate amount of $1.0 billion.  Amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of March 31, 2012, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all financial debt covenants as of March 31, 2012.

Credit Facility:  In November 2011, we entered into an uncommitted facility, or the Facility, not exceeding an aggregate $125.0 million.  As of December 31, 2011, $125.0 million was outstanding under the Facility and accounted for as short-term borrowings.  The outstanding balance was repaid in January 2012 and there was no outstanding borrowing under the Facility as of March 31, 2012.

13.    Share-Based Compensation

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three-month periods ended March 31, 2012 and 2011:

	Three-Month Periods Ended March 31,

	2012	2011

Cost of good sold	$2,876	$2,008

Research and development	25,028	32,592

Selling, general and administrative	26,816	23,093

Total share-based compensation expense	54,720	57,693

Tax benefit related to share-based compensation expense	14,619	15,452
Reduction in income	$40,101	$42,241

Share-based compensation cost included in inventory was $1.7 million and $2.0 million at March 31, 2012 and December 31, 2011, respectively.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We utilize share-based compensation in the form of stock options, restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs.  The following table summarizes the activity for stock options, RSUs and PSUs for the three-month period ended March 31, 2012:

			Performance-
		Restricted	Based Restricted
	Stock	Stock	Stock
	Options	Units	Units

Outstanding at December 31, 2011	44,526,748	3,019,943	28,500

Changes during the Year:
Granted	2,398,800	71,963	-
Exercised / Released	(4,672,377)	(48,750)	-
Forfeited	(242,178)	(27,530)	(1,500)
Expired	(21,537)	N/A	N/A
Outstanding at March 31, 2012	41,989,456	3,015,626	27,000

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at March 31, 2012 were as follows (dollars in thousands):

		Restricted	Performance-
	Stock	Stock	Based Restricted
	Options	Units	Stock Units
Unrecognized compensation cost	$282,769	$91,000	$1,181
Expected weighted-average period in years of compensation cost to be recognized	2.3	1.6	1.8

14.    Income Taxes

We regularly evaluate the likelihood of the realization of our deferred tax assets and reduce the carrying amount of those deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes and other relevant factors.  Significant judgment is required in making this assessment.

Our U.S. federal income tax returns have been audited by the U.S. Internal Revenue Service, or the IRS, through the year ended December 31, 2005. Tax returns for the years ended December 31, 2006, 2007 and 2008 are currently under examination by the IRS and scheduled to be completed within the next 12 months. We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.

We regularly reevaluate our tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law (including regulations, administrative pronouncements, judicial precedents, etc.) that would reduce the technical merits of the position to below more likely than not. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

judgments about future events and can rely heavily on estimates and assumptions. We apply a variety of methodologies in making these estimates and assumptions, which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the IRS and other taxing authorities, as well as our industry experience.  These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management’s estimates are not representative of actual outcomes, our results of operations could be materially impacted.

Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above.  These unrecognized tax benefits relate primarily to issues common among multinational corporations.  Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate.  We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes.  Increases to the amount of unrecognized tax benefits from January 1, 2012 of approximately $27.9 million relate primarily to current year operations.  Our tax returns are under routine examination in many taxing jurisdictions.  The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed.  Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a significant decrease in our unrecognized tax benefits.  It is reasonably possible that the amount of the liability for unrecognized tax benefits, exclusive of interest, could decrease by as much as $450.0 million during the next 12-month period as a result of settlements with taxing authorities and statute of limitations expirations in various taxing jurisdictions.  Our estimates of unrecognized tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

15.    Collaboration Agreements

We have entered into a number of alliances in the ordinary course of business, as is customary in our industry.  See Note 19 of the Notes to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for a more comprehensive description of existing collaboration agreements.

16.    Commitments and Contingencies

Collaboration Arrangements:  We have entered into certain research and development collaboration agreements, as identified in Note 15, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets.  Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.  Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in our accompanying Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.

Contingencies:  We believe we maintain insurance coverage adequate for our current needs.  Our operations are subject to environmental laws and regulations, which impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes.  We review the effects of such laws and regulations on our operations and modify our operations as appropriate.  We believe we are in substantial compliance with all applicable environmental laws and regulations.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.  Legal Proceedings

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

Among the principal matters pending to which we are party to are the following:

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

REVLIMID®:  We have publicly announced that we have received a notice letter dated August 30, 2010, sent from Natco Pharma Limited of India (“Natco”) notifying us of  Natco’s Abbreviated New Drug Application, or ANDA, which contains Paragraph IV certifications alleging that certain claims of certain patents listed for REVLIMID® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) are invalid, unenforceable, and/or not infringed (the “Notice Letter”).  The Notice Letter was sent pursuant to Natco having filed an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg capsules of REVLIMID®.  Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA containing a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the Orange Book.  On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to United States Patent Nos. 5,635,517 (the “’517 patent”), 6,045,501 (the “’501 patent”), 6,281,230 (the “’230 patent”), 6,315,720 (the “’720 patent”), 6,555,554 (the “’554 patent”), 6,561,976 (the “’976 patent”), 6,561,977 (the “’977 patent”), 6,755,784 (the “’784 patent”), 7,119,106 (the “’106 patent”), and 7,465,800 (the “’800 patent”).  If Natco is successful in challenging our patents listed in the Orange Book, and the FDA were to approve the ANDA with a comprehensive education and risk management program for a generic version of lenalidomide, sales of REVLIMID® could be significantly reduced in the United States by the entrance of a generic lenalidomide product, potentially reducing our revenue.

Natco responded to our infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims.  Natco has alleged (through Affirmative Defenses and Counterclaims) that the patents are invalid, unenforceable and/or not infringed by Natco’s proposed generic products. After filing the infringement action, we learned the identity of Natco’s U.S. partner, Arrow International Limited, or Arrow, and filed an amended complaint on January 7, 2011, adding Arrow as a defendant.  On January 14, 2011, an

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amended complaint was filed identifying additional defendants including Watson Pharmaceuticals, Inc.(Arrow’s parent), Watson Pharma, Inc. (a wholly owned subsidiary of Watson Pharmaceuticals, Inc.) and Anda, Inc. (another wholly owned subsidiary of Watson Pharmaceuticals, Inc.).  On March 25, 2011, Celgene filed a second amended complaint naming only Natco, Arrow, and Watson Laboratories, Inc. (another wholly owned subsidiary of Watson Pharmaceuticals, Inc.) as Defendants.  Those three entities remain the current Defendants in this action.

We believe that Natco’s counterclaims are unlikely to be sustainable and intend to vigorously defend our patent rights.  We believe it unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuit and that all of the patent claims would be deemed to be invalid, unenforceable and/or non-infringed.  Accordingly, we believe that the ultimate outcome is not expected to have a material adverse effect on our financial condition or results of operations.

ABRAXANE®:  On December 14, 2011, Cephalon, Inc. and Acusphere, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging, among other things, that the making, using, selling, offering to sell, and importing  of ABRAXANE® brand drug infringes claims of United States Patent No. RE40.493. Plaintiffs are seeking damages and injunctive relief. We intend to vigorously defend against this infringement suit.  If the suit against us is successful, we may have to pay damages, ongoing royalties and may have to license rights from plaintiffs.  However, we believe (a) that it is unlikely that the plaintiffs in this matter will prevail and (b) that the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.  We filed motions to dismiss on February 20, 2012.

18.  Subsequent Event

On April 2, 2012, we entered into a collaboration and license agreement with Epizyme, Inc., or Epizyme, to discover, develop and commercialize personalized therapeutics for patients with genetically defined cancers by inhibiting histone methyltransferases (HMTs), an important epigenetic target class.

Under the terms of the agreement, we made an upfront payment of $65.0 million to Epizyme and also made a $25.0 million equity investment in Epizyme Series C Preferred Stock.  Epizyme could receive up to $165.0 million in milestone payments associated with each Epizyme compound developed under the collaboration plus royalties on sales.  We have the right of first negotiation to acquire Epizyme compounds during the three-year option term and we have a $35.0 million option to extend the collaboration for a fourth year.  Epizyme will have the sole responsibility to develop and commercialize compounds in the United States while we will have sole responsibility to develop and commercialize compounds outside the United States.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains forward-looking statements that reflect the current views of our management with respect to future events, results of operations, economic performance and/or financial condition. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predicts,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions.  Forward-looking statements are based on current plans, estimates, assumptions and projections, which are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described in the sections “Forward-Looking Statements” and “Risk Factors” contained in our 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, and in this report and our other public reports filed with the SEC. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

Executive Summary

Celgene Corporation and its subsidiaries (collectively “we,” “our,”  “us” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.  We are dedicated to innovative research and development which is designed to bring new therapies to market, and we are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®,  THALOMID® and ISTODAX®.

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

•

ABRAXANE® is a solvent-free chemotherapy treatment option for metastatic breast cancer which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. It is approved for the treatment of metastatic breast cancer in the United States and specific international markets. ABRAXANE® is currently in various stages of investigation for the treatment of the following cancers: expanded applications for metastatic breast, non-small cell lung, malignant melanoma, pancreatic, bladder and ovarian.

•

THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence.

•

ISTODAX® is approved in the United States for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy. Additionally, in June 2011, ISTODAX® received U.S. approval for the treatment of peripheral T-cell lymphoma, or PTCL, in patients who have received at least one prior therapy. ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, which includes CTCL and PTCL. The European Medicines Agency, or EMA, has granted orphan drug designation for ISTODAX® for the treatment of both CTCL and PTCL.

Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

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

The following table summarizes total revenue and earnings for the three-month periods ended March 31, 2012 and 2011:

	Three-Month Periods Ended March 31,
				Percent
(In thousands $, except earnings per share)	2012	2011	Increase	Change

Total revenue	$1,273,288	$1,125,281	$148,007	13.2%
Net income attributable to Celgene	$401,537	$255,590	$145,947	57.1%
Diluted earnings per share attributable to Celgene	$0.90	$0.54	$0.36	66.7%

The increase in revenue for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011 was primarily due to the continued growth of REVLIMID® in both U.S. and international markets, growth of VIDAZA® in international markets and growth of ABRAXANE® in the U.S. market.  Increases in net income and diluted earnings per share for the three-month period ended March 31, 2012 reflect the higher level of revenue, the 2011 three-month period inclusion of inventory step-up amortization expense of $41.7 million for sales of ABRAXANE® and a decrease in intangible asset impairment charges for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.

Results of Operations:

Three-Month periods ended March 31, 2012 and 2011

Total Revenue: Total revenue and related percentages for the three-month periods ended March 31, 2012 and 2011 were as follows:

	Three-Month Periods Ended
	March 31,		Increase	Percent
(In thousands $)	2012	2011	(Decrease)	Change

Net product sales:
REVLIMID ®	$860,998	$737,870	$123,128	16.7%
VIDAZA ®	186,216	163,283	22,933	14.0%
ABRAXANE ®	104,289	74,049	30,240	40.8%
THALOMID ®	77,908	85,422	(7,514)	(8.8)%
ISTODAX ®	11,822	5,734	6,088	106.2%
Other	4,266	17,251	(12,985)	(75.3)%
Total net product sales	$1,245,499	$1,083,609	$161,890	14.9%
Collaborative agreements and other revenue	2,631	9,303	(6,672)	(71.7)%
Royalty revenue	25,158	32,369	(7,211)	(22.3)%
Total revenue	$1,273,288	$1,125,281	$148,007	13.2%

Total revenue increased by $148.0 million, or 13.2%, to $1.273 billion for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, reflecting increases of $66.9 million, or 10.1%, in the United States, and $81.1 million, or 17.6%, in international markets.

Net Product Sales:

Total net product sales for the three-month period ended March 31, 2012 increased by $161.9 million, or 14.9%, to $1.245 billion compared to the three-month period ended March 31, 2011.  The increase was comprised of net volume increases of $129.9 million, price increases of $27.2 million and the favorable impact from foreign exchange of $4.8 million.  The increase in price was primarily due to price increases on REVLIMID® and THALOMID® in the U.S. market, and decreases in adjustments related to Medicaid Managed Care Organizations and Medicare Part D Coverage Gap charges.

REVLIMID® net sales increased by $123.1 million, or 16.7%, to $861.0 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, primarily due to increased unit sales in both U.S. and international markets.  Increased market penetration and the increase in treatment duration of patients using REVLIMID® in multiple myeloma contributed to U.S. growth.  The growth in international markets reflects the expansion of our commercial activities.

VIDAZA® net sales increased by $22.9 million, or 14.0%, to $186.2 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, reflecting increases in both the U.S. and international markets.   The growth in international markets was partly due to the increase in treatment duration of patients using VIDAZA® and the continued launch of VIDAZA® in new markets.  VIDAZA® retains orphan drug exclusivity in Europe through the end of 2018 and in Japan until January 2021.

ABRAXANE® net sales increased by $30.2 million, or 40.8%, to $104.3 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.  The increase was primarily due to increased unit volumes in both U.S. and international markets.

THALOMID® net sales decreased by $7.5 million, or 8.8%, to $77.9 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, primarily due to lower unit volumes in the United States, partly offset by price increases and a reduction in adjustments related to Medicaid Managed Care Organizations and Medicare Part D Coverage Gap charges.

ISTODAX® net sales increased by $6.1 million, or 106.2%, to $11.8 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.  The increase was primarily due to increased unit sales in the treatment of CTCL and the June 2011 FDA approval of ISTODAX® for the treatment of PTCL in patients who have received at least one prior therapy.

The “other” net product sales category decreased by $13.0 million, or 75.3%, to $4.3 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.  The decrease was primarily due to the elimination of Abraxis non-core product sales resulting from the April 2011 sale of Abraxis non-core assets, partly offset by an increase in pomalidomide sales.

Collaborative Agreements and Other Revenue:  Revenues from collaborative agreements and other sources decreased by $6.7 million to $2.6 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.  The three-month period ended March 31, 2011 included a $6.3 million milestone payment related to VIDAZA®.

Royalty Revenue:  Royalty revenue decreased by $7.2 million to $25.2 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.   The decrease was primarily due to reduced royalties from Novartis based upon its sales of RITALIN® and FOCALIN XR®.

Gross to Net Sales Accruals:  We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, and chargebacks and distributor service fees.

REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to help ensure the safe and appropriate distribution and use of REVLIMID®.  Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the product’s safe and appropriate distribution and use.  These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.  THALOMID® is distributed in the United States under our proprietary “System for Thalidomide Education and Prescribing Safety,” or S.T.E.P.S.®, program which is a comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®.  Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to help ensure the safe and appropriate distribution and use of THALOMID®.  These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.  VIDAZA®, ABRAXANE® and ISTODAX® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID® and THALOMID®.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.  The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010.  The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations.  We have also analyzed actual billings received from certain states to further support the accrual rates.  Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, or collectively the 2010 U.S. Health Care Reform Law, certain states have not yet submitted actual Medicaid Managed Care Organization bills, resulting in an increase in the accrual balance.  Effective January 1, 2011 manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap.  In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices for 2011.  This expense is recognized throughout the year as incurred.    In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

See Critical Accounting Estimates and Significant Accounting Policies in Note 1 of the Notes to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for further discussion of gross to net sales accruals.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2012 and 2011 were as follows (in thousands):

	Returns			Chargebacks
	and		Government	and Distributor
2012	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2011	$8,974	$8,724	$137,039	$64,309	$219,046
Allowances for sales during prior periods	(7,489)	-	1,182	286	(6,021)
Allowances for sales during 2012	1,352	15,655	60,017	47,146	124,170
Credits/deductions issued for prior year sales	2,169	(4,273)	(27,477)	(28,796)	(58,377)
Credits/deductions issued for sales during 2012	(704)	(9,963)	(1,671)	(15,484)	(27,822)
Balance at March 31, 2012	$4,302	$10,143	$169,090	$67,461	$250,996

	Returns			Chargebacks
	and		Government	and Distributor
2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2010	$4,779	$8,272	$84,964	$47,367	$145,382
Allowances for sales during prior periods	-	-	-	2,084	2,084
Allowances for sales during 2011	1,527	17,100	64,038	38,849	121,514
Credits/deductions issued for prior year sales	(1,381)	(4,803)	(30,180)	(25,205)	(61,569)
Credits/deductions issued for sales during 2011	(466)	(9,771)	(3,539)	(19,024)	(32,800)
Balance at March 31, 2011	$4,459	$10,798	$115,283	$44,071	$174,611

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2012 and 2011 follows:

Returns and allowances decreased by $7.7 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, primarily due to the reversal of approximately $7.5 million in reserves established for certain products with quality issues which have now been resolved.

Discounts decreased by $1.4 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, primarily due to a reclassification of rebates related to VIDAZA® sales in the Japanese market into the chargebacks and distributor fees category, partially offset by revenue increases in the United States and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates decreased by $2.8 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, primarily due to a decrease of approximately $5.8 million in rebates related to various U.S. governmental agencies, primarily attributable to the refinement of accrual rates for Medicaid Managed Care Organizations and Medicare Part D Coverage Gap, partially offset by a $2.9 million increase in reimbursement rates in certain international markets.

Chargebacks and distributor service fees increased by $6.5 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.  Chargebacks for both three-month periods remained relatively unchanged.  Distributor service fees increased by approximately $6.8 million, primarily due to $3.7 million in service fees associated with sales of ABRAXANE® and $3.3 million of rebates related to VIDAZA® sales in the Japanese market which were included within discounts during the first quarter of 2011.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the three-month periods ended March 31, 2012 and 2011 were as follows (dollar amounts in thousands):

	Three-Month Periods Ended
	March 31,		Increase	Percent
	2012	2011	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$72,520	$127,268	$(54,748)	(43.0)%
Percent of net product sales	5.8%	11.7%

Research and development	$362,044	$435,478	$(73,434)	(16.9)%
Percent of total revenue	28.4%	38.7%

Selling, general and administrative	$325,778	$302,261	$23,517	7.8%
Percent of total revenue	25.6%	26.9%

Amortization of acquired intangible assets	$41,760	$69,050	$(27,290)	(39.5)%

Acquisition related (gains) charges and restructuring, net	$(11,070)	$(96,744)	$(85,674)	(88.6)%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $54.7 million to $72.5 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.  The decrease was primarily due to the 2011 three-month period inclusion of a $41.7 million inventory step-up amortization adjustment related to sales of ABRAXANE®, an aggregate $9.5 million in costs related to the sale of non-core Abraxis products which were divested in April 2011 and $9.2 million in the allocation of prepaid royalties related to sales of VIDAZA®.  These items were partly offset by an increase in 2012 material costs resulting from a higher level of sales activity.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.8% in the three-month period ended March 31, 2012 compared to 11.7% for the three-month period ended March 31, 2011, primarily due to the inventory step-up amortization for ABRAXANE® included in 2011.  Excluding the step-up adjustment, the cost of goods sold ratio for the three-month period ended March 31, 2011 was 7.9%.

Research and Development:  Research and development expenses decreased by $73.4 million to $362.0 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.  The decrease was primarily due to a decrease in the in-process research and development, or IPR&D, asset impairment charges in the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, partly offset by increased activities related to apremilast pre-launch production support, validation of the Phoenix manufacturing facility for ABRAXANE® and an increase in 2012 research and development project spending in support of multiple programs across a broad range of diseases, including over 25 on-going pivotal and phase III trials.

The following table provides a breakdown of research and development expenses (in thousands):

	Three-Month Periods Ended
	March 31,		Increase
	2012	2011	(Decrease)

Human pharmaceutical clinical programs	$189,443	$171,806	$17,637
Other pharmaceutical programs	101,969	99,864	2,105
Drug discovery and development	40,652	40,467	185
Cellular therapy	7,828	5,341	2,487
Asset impairment charges	22,152	118,000	(95,848)
Total	$362,044	$435,478	$(73,434)

Research and development expenditures support multiple ongoing clinical proprietary development programs for: REVLIMID® in multiple myeloma, or MM, mantle cell lymphoma, follicular lymphoma, diffuse large B-cell lymphoma, MDS, AML, chronic lymphocytic leukemia; VIDAZA® for treatment of AML and MDS; ABRAXANE® in melanoma, non-small cell lung and pancreatic cancers; ISTODAX® for treatment of CTCL and PTCL; apremilast, our lead anti-inflammatory compound that inhibits multiple proinflammatory mediators and which is currently being evaluated in phase III clinical trials for the treatment of psoriasis, psoriatic arthritis and ankylosing spondilitis and in phase II for treatment of rheumatoid arthritis; pomalidomide, which is currently being evaluated in phase II and III clinical trials in MM and myelofibrosis; Sotatercept, currently in phase II in renal anemia; CC-930, in idiopathic pulmonary fibrosis and discoid lupus erythematosus; CC-11050, which has a phase II clinical trial in progress in lupus; CC-223, 115 and 122 in solid tumors, non-hodgkins lymphoma and MM; as well as our cellular therapy programs in early development in rheumatoid arthritis, multiple sclerosis, Crohn’s disease and sarcoidosis.

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

The following table presents significant developments in our Phase III clinical trials and regulatory approval requests that occurred during the three-month period ended March 31, 2012 as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials
Disease
Product	Indication
REVLIMID®	Follicular Lymphoma
Apremilast	Ankylosing Spondylitis

Regulatory approval requests in major markets
	Disease	Major	Regulatory	Date of
Product	Indication	Market	Agency	Submission
ABRAXANE®	Gastric/NSCLC[1]	Japan	PMDA	February 2012
REVLIMID®	Del 5q MDS[2]	E.U.	EMA	February 2012
Pomalidomide	RRMM[3]	U.S.	FDA	April 2012

[1] Non Small Cell Lung Cancer
[2] Myelodysplastic syndromes, or MDS
[3] Relapsed Refractory Multiple Myeloma

Selling, General and Administrative: Selling, general and administrative expenses increased by $23.5 million to $325.8 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011, partly due to higher marketing activities for REVLIMID® in addition to an $18.6 million increase in donations to non-profit foundations.

Amortization of Acquired Intangible Assets:  Amortization of acquired intangible assets is summarized below for the three-month periods ended March 31, 2012 and 2011(in thousands):

	Three-Month Periods Ended
	March 31, 2012		Increase
Acquisitions	2012	2011	(Decrease)

Avila	$5,947	$-	$5,947
Abraxis	21,938	22,563	(625)
Gloucester	12,875	6,550	6,325
Pharmion	1,000	39,937	(38,937)

Total amortization	$41,760	$69,050	$(27,290)

Amortization of acquired intangible assets decreased by $27.3 million to $41.8 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011 primarily due to certain Pharmion intangible assets becoming fully amortized at the end of 2011.  The decrease was partly offset by the addition of  intangible assets resulting from the March 2012 acquisition of Avila and the June 2011 FDA approval of ISTODAX® for treatment of PTCL in patients who have received at least one prior therapy, which resulted in the commencement of amortization of the intangible asset.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition related (gains) charges and restructuring, net was a net gain of $11.1 million for the three-month period ended March 31, 2012 and a net gain of $96.7 million for the three-month period ended March 31, 2011.  The three-month period ended

March 31, 2012 included a $37.0 million favorable adjustment to the accretion of a contingent liability related to the acquisition of Gloucester, partly offset by a $23.8 million unfavorable adjustment to the fair value of our liability related to publicly traded contingent value rights, or CVRs, that were issued as part of the acquisition of Abraxis and $2.1 million in charges related to the acquisition of Avila.

Interest and Investment Income, Net:  Interest and investment income, net decreased by $0.8 million to $3.7 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.  The decrease was primarily due to a $2.6 million reduction in interest income due to lower overall yields, partly offset by a $1.7 million net increase in gains on sales of marketable securities.

Equity in Gains (Losses) of Affiliated Companies:  Under the equity method of accounting, we recorded gains of $1.2 million for the three-month period ended March 31, 2012 and losses of $0.6 million for the three-month period ended March 31, 2011.

Interest (Expense):  Interest (expense) was $11.4 million and $11.8 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Other income (expense), net:  Other income (expense), net was a net expense of $1.8 million for the three-month period ended March 31, 2012 and a net income of $6.6 million for the three-month period ended March 31, 2011.  The three-month period ended March 31, 2012 included net foreign exchange losses of $4.8 million, partly offset by $2.6 million favorable forward point amortization.  The three-month period ended March 31, 2011 included net foreign exchange gains of $3.7 million and favorable forward point amortization of $3.2 million.

Income Tax Provision:  The income tax provision increased by $40.7 million to $72.5 million for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011.  The full year 2012 underlying effective tax rate of 16.1% reflects the impact from our low tax Swiss manufacturing operations.  The increase in the underlying effective tax rate reflects a projected decrease in tax benefits from acquisition related charges.  The effective tax rate was reduced by 0.8 percentage points as a result of a decrease in unrecognized tax benefits related to the expirations of statutes of limitations.  The income tax provision for the three-month period ended March 31, 2011 included a full year underlying effective tax rate of 11.1%.  The underlying effective tax rate reflected benefits from acquisition-related charges, including an IPR&D asset impairment charge of $118.0 million and a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis of $105.6 million.

Financial Condition, Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in thousands):

	March 31,	December 31,	Increase
	2012	2011	(Decrease)
Financial assets:
Cash, cash equivalents	$1,861,065	$1,859,464	$1,601
Marketable securities available for sale	408,302	788,690	(380,388)
Total financial assets	$2,269,367	$2,648,154	$(378,787)
Debt:
Short-term borrowings	$150,528	$526,684	$(376,156)
Long-term debt	1,273,850	1,275,585	(1,735)
Total debt	$1,424,378	$1,802,269	$(377,891)

Working capital (1)	$2,780,466	$2,659,970	$120,496

(1)

Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less short-term borrowings, accounts payable, accrued expenses, income taxes payable and other current liabilities.

We rely primarily on positive cash flows from operating activities, proceeds from sales of available-for-sale marketable securities, and borrowings in the form of long-term notes payable and short-term Commercial Paper to provide for our liquidity requirements.  We expect continued growth in our expenditures, particularly those related to research and development, clinical trials, commercialization of new products, international expansion and capital investments.  However, we anticipate that existing cash and cash equivalent balances, marketable securities available for sale, cash generated from operations and existing sources of and access to financing are adequate to fund our operating needs, capital expenditures, debt service requirements and our plans to repurchase stock or pursue other strategic business initiatives for the foreseeable future.

We consider the cumulative unremitted earnings of foreign subsidiaries to be indefinitely invested outside the United States.  Of the total cash, cash equivalents and marketable securities at March 31, 2012, approximately $1.9 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations.  We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the United States to fund our U.S. operational and strategic needs.  Consequently, we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.  While we do not anticipate changing our intention regarding permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.

Share Repurchase Program:  Our Board of Directors has approved an aggregate $4.0 billion common share repurchase program of which we have approximately $1.218 billion remaining for future share repurchases. During the three-month period ended March 31, 2012 we used $168.9 million for share repurchases.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities.  All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale.  We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase.  The $378.8 million decrease in cash, cash equivalents and marketable securities available for sale at March 31, 2012 compared to December 31, 2011 was primarily due to the net repayment of $375.4 million in short-term borrowings, $352.2 million cash paid for the acquisition of Avila and $168.9 million cash paid out under our share repurchase program, partly offset by cash generated from operations.

Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs.  Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.  For more information related to the fair value and valuation of our marketable securities, see Note 8 to the Notes to the Consolidated Financial Statements included elsewhere in this report.

Accounts Receivable, Net:  Accounts receivable, net increased by $90.0 million to $1.035 billion as of March 31, 2012 compared to December 31, 2011, primarily due to increased U.S. and international sales of REVLIMID®, VIDAZA® and ABRAXANE®, resulting in an increase in amounts due primarily from certain European countries.   Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States.  We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Greece, Spain, Italy and Portugal, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable.  Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government owned or controlled hospitals and the public sector and amounted to $449.6 million at March 31, 2012 compared to $396.1 million at December 31, 2011.  Approximately $111.7 million of the $449.6 million receivable at March 31, 2012 was greater than one year past due.  Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece.  We maintain timely and direct communication with hospital customers in Italy, Portugal and Spain regarding both the current and past due receivable balances.  We continue to receive payments from these countries, and closely monitor the plans for payment at the regional government level.  We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.  We have the option to pursue legal action against certain of our customers.  In view of the protracted timeline associated with collecting the outstanding balances through legal action and the current direct communication with our customers, in many instances, we do not believe this to be the best approach for any of the parties involved.

In determining the appropriate allowance for doubtful accounts for Italy, Portugal and Spain, we considered that the balance of past due receivables is related to sales made to government-owned or supported customers.  We regularly monitor developments in Europe to assess whether the level of risk of default for any customers has increased and note the ongoing efforts by the European Union, European Monetary Union and International Monetary Fund to support countries with large public deficits and outstanding debt balances.  We also monitor the efforts of individual countries to support their regions with large public deficits and outstanding debt balances.  We have not experienced significant losses or write-offs with respect to the collection of our accounts receivable in these countries as a result of their economic difficulties and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse impact on our financial position or results of operations.

Inventory:  Inventory balances increased by $26.1 million to $215.6 million at March 31, 2012 compared to December 31, 2011, primarily due to an increase in VIDAZA® inventories, attributable to higher sales levels.

Other Current Assets:  Other current assets decreased by $72.4 million to $322.7 million as of March 31, 2012 compared to December 31, 2011 primarily due to a $25.1 million decrease in the fair value of foreign currency forward contracts and a $43.6 million decrease in prepaid taxes.

Commercial Paper:  In September 2011, we entered into a commercial paper program, or the Program, under which we issue unsecured commercial paper notes, or Commercial Paper, on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion, the proceeds of which will be used for general corporate purposes.  The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue.  The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis.  Borrowings under the Program are accounted for as short-term borrowings.  As of March 31, 2012, $150.5 million of Commercial Paper was outstanding bearing an effective interest rate of 0.5%.

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

The Credit Facility has a five-year term and amounts may be borrowed for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of March 31, 2012 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all debt covenants as of March 31, 2012.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities decreased by $80.3 million to $881.3 million as of March 31, 2012 compared to December 31, 2011.  The decrease was partly due to a $77.5 million decrease in compensation-related accruals, $33.8 million decrease in common stock repurchase accruals and a $15.5 million change in the fair value of foreign currency forward derivative contracts, partly offset by a $33.2 million increase in the current portions of contingent consideration liabilities related to the Gloucester and Avila acquisitions and a $30.7 million increase in governmental rebates and Medicaid reimbursements

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $28.6 million to $675.1 million as of March 31, 2012 compared to December 31, 2011, primarily from the current provision for income taxes of $238.9 million, mostly offset by tax payments of $85.4 million, a decrease in prepaid income taxes of $24.5 million, a tax benefit of stock options of $20.5 million and net deferred intercompany credits of $79.9 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2012 and 2011 were as follows (in thousands):

	Three-Month Periods Ended
	March 31,
	2012	2011	Change

Net cash provided by operating activities	$310,518	$275,270	$35,248
Net cash provided by (used in) investing activities	$(6,367)	$275,622	$(281,989)
Net cash provided by (used in) financing activities	$(310,135)	$(426,928)	$116,793

Operating Activities:  Net cash provided by operating activities for the three-month period ended March 31, 2012 increased by $35.2 million to $310.5 million as compared to the three-month period ended March 31, 2011.  The increase in net cash provided by operating activities was primarily attributable to the continued expansion of our operations and related increase in net earnings.

Investing Activities: Net cash used in investing activities for the three-month period ended March 31, 2012 decreased by $282.0 million to a net cash use of $6.4 million as compared to net cash provided by investing activities for the three-month period ended March 31, 2011.  The decrease in net cash provided by investing activities was principally related to a cash use of $352.2 million related to the acquisition of Avila, partially offset by higher net sales of marketable securities during the three-month period ended March 31, 2012.  Net sales of marketable securities available for sale amounted to $379.7 million during the three-month period ended March 31, 2012 compared to net sales of $300.6 million in the three-month period ended March 31, 2011.

Financing Activities:  Net cash used in financing activities for the three-month period ended March 31, 2012 was $310.1 million compared to $426.9 million for the three-month period ended March 31, 2011.  The $116.8 million decrease in net cash used in financing activities during the three-month period ended March 31, 2012 was primarily attributable net $375.4 million of repayments of short-term borrowing, partially offset by increased proceeds from the exercise of employee stock options and reduced payments for the repurchase of common shares under our share repurchase program.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2011 Annual Report on Form 10-K.  There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2011 aside from those disclosed in Note 3 to the Notes to the Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Estimates and Significant Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K.  Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2011 Annual Report on Form 10-K.  There have not been any material changes to such significant accounting policies and critical accounting estimates since December 31, 2011.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity.  These guidelines are reviewed periodically and may be modified depending on market conditions.  Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.  At March 31, 2012, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, our note payable and certain foreign currency forward contracts.

Marketable Securities Available for Sale:  At March 31, 2012, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security.  U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt—global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.

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

As of March 31, 2012, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (in thousands):

	Duration
	Less than
	1 Year	1 to 3 Years	3 to 5 Years	Total

Principal amount	$71,435	$308,802	$17,904	$398,141
Fair value	$74,084	$314,887	$18,834	$407,805
Weighted average interest rate	1.1%	0.7%	1.7%	0.8%

Long-Term Debt:   On October 7, 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040. The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount amortized as additional interest expense over the period from issuance through maturity.  Offering costs of approximately $10.5 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.  Interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year beginning April 15, 2011 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.  At March 31, 2012, the fair value of our senior notes outstanding was $1.296 billion.

Foreign Currency Forward Contracts:  We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at March 31, 2012 and December 31, 2011 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges under ASC 815 and, accordingly, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Foreign currency forward contracts for Japanese Yen with a notional amount of approximately $498.0 million, which had previously been designated as cash flow hedges, were de-designated and closed out during the three month period ended March 31, 2012.  Any ineffectiveness on these foreign currency forward contracts is reported on the Consolidated Statements of Income in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows (in thousands of dollars):

	Notional Amount
Foreign Currency	March 31, 2012	December 31, 2011

Australian Dollar	$33,102	$17,169
British Pound	40,980	53,764
Canadian Dollar	84,425	67,281
Euro	791,522	714,446
Japanese Yen	36,864	606,538
Swiss Franc	43,882	49,182
Total	$1,030,775	$1,508,380

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract.  As of March 31, 2012, credit risk did not materially change the fair value of our foreign currency forward contracts.

We recognized increases in net product sales for certain effective cash flow hedge instruments of $19.1 million and $4.6 million for the three-month periods ended March 31, 2012 and March 31, 2011, respectively.  These settlements were recorded in the same period as the related forecasted sales occurred.  Changes in time value, which we excluded from the hedge effectiveness assessment, were included in other income (expense), net.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges under ASC 815 and, accordingly, any changes in their fair value are recognized in other income (expense), net in the current period.  Changes in the fair value of these currency forward contracts that have not been designated as hedges resulted in losses of $7.9 million and $29.0 million for the three-month periods ended March 31, 2012 and March 31, 2011, respectively.  The aggregate notional amounts of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2012 and December 31, 2011 were $877.4 million and $916.9 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates.  Assuming that the March 31, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $183.7 million.  However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

From time to time we enter into interest rate swap contracts to convert a portion of our interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on our cash equivalent and investment balances.  There were no interest rate swap contracts outstanding at March 31, 2012.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.    Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 17 included in Part I, Item 1, Unaudited Financial Statements - Notes to Unaudited Consolidated Financial Statements.

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

The testing, marketing and manufacturing of our products requires regulatory approval, including approval from the FDA and, in some cases, from the Environmental Protection Agency, or EPA, or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA, including the EMA, European Commission, the Japanese Pharmaceuticals and Medical Devices Agency, the Swissmedic, the Australian Therapeutic Goods Administration and Health Canada.  Certain of our pharmaceutical products, such as FOCALIN®, fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency, or DEA, of the U.S. Department of Justice in order to handle and distribute these products.

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

•

Products, such as REVLIMID®, that are subject to accelerated approval can be subject to an expedited withdrawal if the post-marketing restrictions are not adhered to or are shown to be inadequate to assure the safe use of the drug, or evidence demonstrates that the drug is not shown to be safe and effective under its conditions of use. Additionally, promotional materials for such products are subject to enhanced surveillance, including pre-approval review of all promotional materials used within 120 days following marketing approval and a requirement for the submissions 30 days prior to initial dissemination of all promotional materials disseminated after 120 days following marketing approval; and

•

Our risk evaluation and mitigation strategies, labeling and promotional activities relating to our products as well as our post-marketing activities are regulated by the FDA, the Federal Trade Commission, the United States Department of Justice, the DEA, state regulatory agencies and foreign regulatory agencies and are subject to associated risks.  In addition, individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with regulations regarding the promotion and sale of our products, appropriate distribution of our products under our restricted distribution systems, prohibition on off-label promotion and the promotion of unapproved products, such agencies may bring enforcement actions against us that could inhibit our commercial capabilities as well as result in significant penalties.

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

Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers.  Generally, in Europe and other countries outside the United States, the government-sponsored healthcare system is the primary payer of healthcare costs of patients.  These health care management organizations and third-party payers are increasingly challenging the prices charged for medical products and services.  Additionally, the 2010 U.S. Health Care Reform Law, which became effective in January 2011, has provided sweeping health care reform in the United States, which may impact the prices of drugs.  In addition to the federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products.  The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the 2010 U.S. Health Care Reform Law, could adversely impact our business and future results.  If these organizations and third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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

Our intellectual property rights will further be affected in ways that are difficult to anticipate at this time by the provisions of the America Invents Act, signed into law on September 16, 2011.  The new patent law is the first major overhaul of the U.S. patent system since 1952, and includes a number of changes to established practices.  The most significant changes in the new law include the transition to a first-to-file system, the availability of new post-grant review for issued patents, various procedural changes, including the submission of prior art and the availability of derivation proceedings and supplemental examination, and an expanded prior commercial user rights defense to a claim of patent infringement.  The scope of these changes and the lack of experience with their practical implementation, suggest a transitional period with some uncertainty over the next few years.  For example, while some provisions of the new patent law have already taken effect, others will take effect up to 18 months from enactment.  The U.S. PTO is still in the process of publishing regulations concerning the implementation of the law.  Several provisions of the new law will likely be tested in courts over time.

The changes in the new U.S. patent law will have an impact on our intellectual property rights and how business is conducted in general.  For example, the first-to-file system places premium on filing as early as possible and appears to increase what is available as prior art, by changing the applicable definitions.  In the future, in addition to patents and printed publications, we may be required to deal with unfamiliar prior art categories such as art that is “otherwise available to the public.”  For patent applications filed on or after March 16, 2013, we may expect post-grant review challenges initiated up to nine months after the corresponding patent issues.

While the new patent law was intended to make the resolution of intellectual property disputes easier and less expensive, we may in the future have to prove that we are not infringing patents or we may be required to obtain licenses to such patents.  However, we do not know whether such licenses will be available on commercially reasonable terms, or at all.  Prosecution of patent applications, post-grant opposition proceedings and litigation to establish the validity and scope of patents, to assert patent infringement claims against others and to defend against patent infringement claims by others can be expensive and time-consuming.  There can be no assurance that, in the event that claims of any of our owned or licensed patents are challenged by one or more third parties, any court or patent authority ruling on such challenge will determine that such patent claims are valid and enforceable.  An adverse outcome in such litigation or post-grant proceeding could cause us to lose exclusivity relating to the subject matter delineated by such patent claims and may have a material adverse effect on our business.  If a third party is found to have rights covering products or processes used by us, we could be forced to cease using the products or processes covered by the disputed rights, be subject to significant liabilities to such third party and/or be required to license technologies from such third party.  Also, different countries have different procedures for obtaining patents, and patents issued by different countries provide different degrees of protection against the use of a patented invention by others.  There can be no assurance, therefore, that the issuance to us in one country of a patent covering an invention will be followed by the issuance in other countries of patents covering the same invention or that any judicial interpretation of the validity, enforceability or scope of the claims in a patent issued in one country will be similar to the judicial interpretation given to a corresponding patent issued in another country.  Competitors have chosen and in the future may choose to file oppositions to patent applications, which have been deemed allowable by foreign patent examiners.  Furthermore, even if our owned or licensed patents are determined to be valid and enforceable, there can be no assurance that competitors will not be able to challenge the validity or our patent claims in post-grant proceedings, or to design around such patents and compete with us using the resulting alternative technology.  Additionally, for these same reasons, we cannot be sure that patents of a broader scope than ours may be issued and thereby create freedom to operate issues.  If this occurs we may need to reevaluate pursuing such technology, which is dominated by others’ patent rights, or alternatively, seek a license to practice our own invention, whether or not patented.

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

We have received a Paragraph IV Certification Letter dated August 30, 2010, advising us that Natco Pharma Limited of Hyderabad, India, or Natco, submitted an ANDA to the FDA. See Part I, Item 1, Note 17,  to Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

•	Amgen, which potentially competes with our TNF-α and kinase inhibitors;

•	AstraZeneca PLC, which potentially competes in clinical trials with our compounds and TNF-α inhibitors;

•	Biogen Idec Inc. is generally developing drugs that address the oncology and immunology markets;

•	Bristol Myers Squibb Co., which potentially competes with ABRAXANE®, and in clinical trials with our compounds and TNF-α inhibitors, in addition to other oncology products in general;

•	F. Hoffman-La Roche Ltd., which potentially competes in clinical trials with our ®TNF-α inhibitors, in addition to other oncology products in general;

•	Johnson & Johnson, which potentially competes with certain of our proprietary programs, including our oral anti-inflammatory programs;

•	Abbott Laboratories, which potentially competes with our oral anti-inflammatory programs;

•	Novartis, which potentially competes with our compounds and kinase programs;

•	Pfizer, which potentially competes in clinical trials with our kinase inhibitors; and

•	Sanofi, which competes with ABRAXANE®, in addition to other oncology products in general.

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

See our discussion of accounts receivable from Italy, Spain and Portugal in the Management Discussion and Analysis section of this Quarterly Report on Form 10-Q, under the caption “Liquidity and Capital Resources” for details related to amounts receivable from the government owned or controlled hospitals in Italy, Spain and Portugal.

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

The stem cell products that we are developing through our Celgene Cellular Therapeutics, or CCT, subsidiary may represent substantial departures from established treatment methods and will compete with a number of traditional products and therapies which are now, or may be in the future, manufactured and marketed by major pharmaceutical and biopharmaceutical companies.  Furthermore, public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community.

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

We have our own manufacturing facilities for many of our products and we have contracted with third-party manufacturers and distributors to provide active pharmaceutical ingredient, or API, encapsulation, finishing services packaging and distribution services to meet our needs.  These risks include the possibility that our or our suppliers’ manufacturing processes and distribution channels could be partially or completely disrupted by a fire, natural disaster, terrorist attack, governmental action or military action. In the case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event at certain of our manufacturing facilities or sites could materially and adversely affect our business and results of operations. In addition, if we fail to predict market demand for our products, we may be unable to sufficiently increase production capacity to satisfy demand or may incur costs associated with excess inventory that we manufacture.

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

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis and in connection with our acquisition, contingent value rights, or CVRs, were issued under a CVR Agreement entered into between us and American Stock Transfer & Trust Company, LLC, as trustee. A copy of the CVR Agreement was filed on Form 8-A with the SEC on October 15, 2010.  Pursuant to the CVR Agreement, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of certain milestone and net sales payments if certain specified conditions are satisfied. For more information, see Note 2 of Notes to Consolidated Financial Statements contained in the 2011 Annual Report on Form 10-K.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)                               Issuer Purchases of Equity Securities

The following table presents the total number of shares purchased during the three-month period ended March 31, 2012, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our publicly announced repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

January 1 - January 31	1,250,000	$70.99	1,250,000	$1,298,395,554
February 1 - February 29	500,000	$72.63	500,000	$1,262,079,724
March 1 - March 31	600,000	$72.93	600,000	$1,218,319,804

In April 2009, our Board of Directors approved a $0.5 billion common share repurchase program, which was subsequently increased by $3.5 billion to an aggregate of up to $4.0 billion of our common shares that may be repurchased under this program.  Approved amounts exclude share repurchase transaction fees.

As of March 31, 2012 an aggregate 48,179,385 common shares were repurchased under the program at an average price of $57.74 per common share and total cost of $2.783 billion, including share repurchase transaction fees.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

DATE:	May 2, 2012	By:	/s/Jacqualyn A. Fouse
Jacqualyn A. Fouse
Executive Vice President Chief Financial Officer