Form 10-Q
period 2012-06-30
CELGENE CORP /DE/
filed 2012-08-01
CIK 816284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 23, 2012, 431,423,976 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue:
Net product sales	$1,336,590	$1,154,328	$2,582,089	$2,237,937
Collaborative agreements and other revenue	3,230	3,399	5,861	12,702
Royalty revenue	26,944	25,428	52,102	57,797
Total revenue	1,366,764	1,183,155	2,640,052	2,308,436

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	71,852	126,443	144,372	253,711
Research and development	447,098	371,520	809,142	806,998
Selling, general and administrative	323,027	305,643	648,805	607,904
Amortization of acquired intangible assets	44,148	70,087	85,908	139,137
Acquisition related (gains) charges and restructuring, net	39,285	(9,477)	28,215	(106,221)
Total costs and expenses	925,410	864,216	1,716,442	1,701,529

Operating income	441,354	318,939	923,610	606,907

Other income and expense:
Interest and investment income, net	3,108	5,945	6,816	10,467
Interest (expense)	(11,474)	(9,418)	(22,859)	(21,168)
Other income (expense), net	7,696	2,945	7,119	9,013
Income before income taxes	440,684	318,411	914,686	605,219

Income tax provision	73,311	39,203	145,776	70,925
Net income	367,373	279,208	768,910	534,294
Net loss attributable to non-controlling interest	-	190	-	694
Net income attributable to Celgene	$367,373	$279,398	$768,910	$534,988

Net income per share attributable to Celgene:
Basic	$0.84	$0.60	$1.76	$1.15
Diluted	$0.82	$0.59	$1.72	$1.14

Weighted average shares:
Basic	436,703	462,625	437,526	464,300
Diluted	445,379	469,962	447,092	470,958

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$367,373	$279,208	$768,910	$534,294

Other comprehensive income (loss):
Foreign currency translation adjustments	(16,274)	4,985	2,082	18,821
Change in functional currency of a foreign subsidiary	-	-	13,144	-
Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses), net of tax expense (benefit) of ($12,130) and ($44) for the three-months ended June 30, 2012 and 2011, respectively, and ($11,881) and ($5) for the six-months ended June 30, 2012 and 2011, respectively.	24,590	(31,178)	47,876	(57,171)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($404) and ($611) for the three-months ended June 30, 2012 and 2011, respectively, and ($3,022) and ($1,117) for the six-months ended June 30, 2012 and 2011, respectively.	(18,575)	8,211	(35,013)	4,148
Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses), net of tax expense (benefit) of ($70) and ($425) for the three-months ended June 30, 2012 and 2011, respectively, and ($94) and $1,510 for the six-months ended June 30, 2012 and 2011, respectively.	(827)	2,049	1,634	3,938
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $45 and ($70) for the three-months ended June 30, 2012 and 2011, respectively, and $45 and $256 for the six-months ended June 30, 2012 and 2011, respectively.	48	4	(304)	1,033
Total other comprehensive income (loss)	(11,038)	(15,929)	29,419	(29,231)

Comprehensive income	356,335	263,279	798,329	505,063
Comprehensive loss attributable to non-controlling interest	-	190	-	694
Comprehensive income attributable to Celgene	$356,335	$263,469	$798,329	$505,757

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$1,862,479	$1,859,464
Marketable securities available for sale	699,065	788,690
Accounts receivable, net of allowances of $25,979 and $18,855 at June 30, 2012 and December 31, 2011, respectively	884,908	945,531

Inventory	223,194	189,573
Deferred income taxes	134,049	116,751
Other current assets	275,119	395,094
Assets held for sale	-	58,122
Total current assets	4,078,814	4,353,225

Property, plant and equipment, net	526,827	506,042
Intangible assets, net	3,265,950	2,844,698
Goodwill	2,040,780	1,887,220
Other assets	468,836	414,725
Total assets	$10,381,207	$10,005,910

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$390,434	$526,684
Accounts payable	109,044	121,525
Accrued expenses	623,833	701,707
Income taxes payable	89,165	30,042
Current portion of deferred revenue	14,786	14,346
Other current liabilities	165,666	138,424
Liabilities of disposal group	-	7,244
Total current liabilities	1,392,928	1,539,972

Deferred revenue, net of current portion	14,752	12,623
Income taxes payable	173,937	616,465
Deferred income taxes	1,130,222	775,022
Other non-current liabilities	439,228	273,516
Long-term debt, net of discount	1,272,112	1,275,585
Total liabilities	4,423,179	4,493,183

Commitments and Contingencies (Note 15)

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at June 30, 2012 and December 31, 2011	-	-

Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 493,483,403 and 487,381,255 shares at June 30, 2012 and December 31, 2011, respectively	4,935	4,874
Common stock in treasury, at cost; 60,435,257 and 49,889,078 shares at June 30, 2012 and December 31, 2011, respectively	(3,497,569)	(2,760,705)
Additional paid-in capital	7,148,255	6,764,479
Retained earnings	2,335,325	1,566,416
Accumulated other comprehensive income (loss)	(32,918)	(62,337)
Total stockholders’ equity	5,958,028	5,512,727

Total liabilities and stockholders’ equity	$10,381,207	$10,005,910

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$768,910	$534,294

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,489	35,019
Amortization	86,568	140,249
Allocation of prepaid royalties	897	15,744
Provision for accounts receivable allowances	5,545	1,405
Deferred income taxes	174,695	(85,282)
Impairment of acquired in-process research and development	22,152	118,000
Change in value of contingent consideration	25,638	(111,169)
Share-based compensation expense	114,211	112,097
Share-based employee benefit plan expense	7,882	8,071
Unrealized and realized change in value of derivative instruments	(37,071)	8,874
Realized (gains) losses on marketable securities available for sale	(259)	1,455
Other, net	(7,989)	1,321

Change in current assets and liabilities, excluding the effect of acquisitions and dispositions:
Accounts receivable	37,431	(126,187)
Inventory	(34,043)	65,428
Other operating assets	194,076	12,952
Assets held for sale, net	(1,176)	1,290
Accounts payable and other operating liabilities	(71,005)	(35,551)
Income tax payable	(379,833)	43,526
Deferred revenue	2,291	(5,137)
Net cash provided by operating activities	947,409	736,399

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	850,478	1,095,497
Purchases of marketable securities available for sale	(760,995)	(963,293)
Payments for acquisition of business, net of cash acquired	(352,246)	-
Proceeds from the sale of non-core assets, net	1,782	93,185
Capital expenditures	(59,249)	(53,048)
Purchases of investment securities	(29,225)	(533)
Other investing activities	(516)	(2,329)
Net cash provided by (used in) investing activities	(349,971)	169,479

Cash flows from financing activities:
Payment for treasury shares	(726,513)	(689,126)
Proceeds from short-term borrowing	2,624,316	-
Principal repayments on short-term borrowing	(2,759,762)	-
Net proceeds from exercise of common stock options and warrants	240,876	54,357
Excess tax benefit from share-based compensation arrangements	28,640	10,462
Net cash (used in) financing activities	(592,443)	(624,307)

Effect of currency rate changes on cash and cash equivalents	(1,980)	15,345

Net increase in cash and cash equivalents	3,015	296,916
Cash and cash equivalents at beginning of period	1,859,464	1,351,128

Cash and cash equivalents at end of period	$1,862,479	$1,648,044

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

(Dollars in thousands)

	Six-Month Periods Ended
	June 30,
	2012	2011

Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized (gain) loss on marketable securities available for sale	$(1,539)	$(4,804)

Matured shares tendered in connection with stock option exercises	$(155)	$-

Supplemental disclosure of cash flow information:

Interest paid	$24,482	$26,169

Income taxes paid	$172,387	$66,689

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

New Accounting Pronouncements:  In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or ASU 2012-02.  ASU 2012-02 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

3.      Acquisitions and Divestitures

Avila Acquisition

On March 7, 2012, or the Acquisition Date, we acquired all of the outstanding common stock of Avila Therapeutics, Inc., subsequently renamed Celgene Avilomics Research, or Avila.  The acquisition resulted in Avila becoming our wholly owned subsidiary.  The results of operations for Avila are included in our consolidated financial statements from the date of acquisition and the assets and liabilities of Avila have been recorded at their respective fair values on the acquisition date and consolidated with our other assets and liabilities.  Avila’s results of operations prior to the acquisition were determined to be immaterial to us; therefore, pro forma financial statements are not required to be presented.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We paid $352.2 million in cash, net of cash acquired, and may make additional payments of up to an estimated maximum of $595.0 million in contingent developmental and regulatory milestone payments.

Prior to the acquisition, Avila was a clinical-stage biotechnology company focused on the design and development of targeted covalent drugs to achieve best-in class outcomes.  Avila’s product pipeline has been created using its proprietary Avilomics™ platform for developing targeted covalent drugs that treat diseases through protein silencing. Avila’s most advanced product candidate, CC-292, formerly AVL-292, a potential treatment for cancer and autoimmune diseases, is currently in phase I clinical testing.  We acquired Avila to enhance our portfolio of potential therapies for patients with life-threatening illnesses worldwide.

Our potential contingent consideration payments are classified as liabilities, which were measured at fair value as of the acquisition date.  The range of potential milestone payments is from no payment if none of the milestones are achieved to an estimated maximum of $595.0 million if all milestones are achieved.  The potential milestones consist of developmental and regulatory achievements, including milestones for the initiation of phase II and phase III studies, investigational new drug, or IND, filings, and other regulatory events.

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

Subsequent to the acquisition date, we measure the contingent consideration arrangements at fair value each period with changes in fair value recognized in operating earnings unless changes pertain to facts and circumstances that existed as of the acquisition date, in which case changes are recognized as adjustments to goodwill.  Changes in fair value reflect new information about the in-process research and development, or IPR&D, assets and the passage of time.  In the absence of new information, changes in fair value only reflect the passage of time as development work towards the achievement of the milestones progresses and are accrued based on an accretion schedule.

Fair value amounts allocated to contingent consideration and certain assets have been adjusted during the three-month period ended June 30, 2012 based on analysis of facts and circumstances that existed as of the acquisition date.  These measurement period adjustments were not significant and did not have a significant impact on our financial condition, results of operations or cash flows in any interim period in 2012 and, therefore, we did not retrospectively adjust our interim financial statements for the three-month period ended March 31, 2012.

The acquisition has been accounted for using the acquisition method of accounting which requires that most assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date and requires the fair value of acquired IPR&D to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.  A provisional purchase price allocation has been made and recorded amounts for the following items are subject to change:

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of consideration transferred in the acquisition of Avila is shown in the table below:

Fair Value at the Acquisition Date
(Provisional)

Cash	$363,405
Contingent consideration	169,337
Total fair value of consideration transferred	$532,742

The provisional purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the acquisition date based upon their respective preliminary fair values summarized below:

Amounts Recognized as of Acquisition Date (Provisional)

Working capital (1)	$11,987
Property, plant and equipment	2,559
Platform technology intangible asset (2)	330,800
In-process research and development product rights	198,400
Net deferred tax liability (3)	(164,993)
Total identifiable net assets	378,753
Goodwill	153,989
Net assets acquired	$532,742

(1)       Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities.

(2)       Platform technology related to the Avilomics™ discovery platform which is being amortized over a useful life of seven years based on the estimated useful life of the underlying process.

(3)       Includes current deferred income tax asset of $14.7 million and non-current deferred tax liability of $179.7 million.

The fair values of current assets, current liabilities and property, plant and equipment were determined to approximate their book values.

The fair value of the platform technology intangible asset was based primarily on expected cash flows from future product candidates to be developed from the Avilomics™ platform and the fair value assigned to acquired IPR&D was primarily based on expected cash flows from the CC-292 product candidate which is in phase I testing.  The values assigned to the platform technology intangible asset and the IPR&D asset were determined by estimating the costs to develop CC-292 and future product candidates into commercially viable products, estimating the resulting revenue from the potential products, and discounting the net cash flows to present value.  The revenue and costs projections used were reduced based on the probability of developing new drugs. Additionally, the projections considered the relevant market sizes and growth factors and the nature and expected timing of new product introductions. The resulting net cash flows from such potential products are based on our estimates of cost of sales, operating expenses, and income taxes.  The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

above.  Acquired IPR&D will be accounted for as an indefinite-lived intangible asset until regulatory approval in specified markets or discontinuation.

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

As a result of the acquisition of Avila, we have become party to a number of collaboration agreements that Avila had entered into prior to the acquisition.  These agreements entitle us to receive potential milestone payments and reimbursement of expenses for research and development expenses incurred under the collaborations and our collaboration partners may receive intellectual property rights or options to purchase such rights related to products developed under the collaborations.  We do not consider these collaboration arrangements to be significant.

Sale of Facilities

Two manufacturing and research facilities located in Melrose Park, Illinois, and the equipment associated with operations at those facilities, were sold during the three-month period ended June 30, 2012 to APP Pharmaceuticals, Inc., or APP, a subsidiary of Fresenius Kabi AG.  APP manufactures ABRAXANE® at one of the facilities.  In exchange for the facilities, we received rights to free and reduced cost manufacturing of specified quantities of ABRAXANE®, which we recorded as current or non-current assets based on anticipated timing of delivery, a five-year rent-free lease of a portion of one of the facilities, and a net cash payment of $1.8 million.  The transaction did not result in any gain or loss.

4.    Earnings Per Share

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
(Amounts in thousands, except per share)	2012	2011	2012	2011

Net income attributable to Celgene	$367,373	$279,398	$768,910	$534,988

Weighted-average shares:
Basic	436,703	462,625	437,526	464,300
Effect of dilutive securities:
Options, restricted stock units, warrants and other	8,676	7,337	9,566	6,658
Diluted	445,379	469,962	447,092	470,958

Net income per share:
Basic	$0.84	$0.60	$1.76	$1.15
Diluted	$0.82	$0.59	$1.72	$1.14

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 10,355,082 and 21,840,944 shares for the three-month periods ended June 30, 2012 and 2011, respectively.  The total number of potential common shares excluded for the six-month periods ended June 30, 2012 and 2011 was 8,477,044 and 25,951,468, respectively.

Our Board of Directors has approved common share repurchases  of up to an aggregate of $6.5 billion of our common stock.  As of June 30, 2012, an aggregate of 56,241,949 shares of common stock were repurchased

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under the program, including 8,062,564 shares of common stock repurchased during the three-month period ended June 30, 2012.  As of June 30, 2012 we had a remaining open-ended authorization of $3.161 billion.

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax, is summarized as follows:

					Total
				Foreign	Accumulated
		Net Unrealized	Net Unrealized	Currency	Other
	Pension	Gains (Losses) From	Gains (Losses)	Translation	Comprehensive
	Liability	Marketable Securities	From Hedges	Adjustment	Income (Loss)
Balance December 31, 2011	$(5,382)	$4,707	$5,713	$(67,375)	$(62,337)
Other comprehensive income (loss)	-	1,330	12,863	15,226	29,419
Balance June 30, 2012	$(5,382)	$6,037	$18,576	$(52,149)	$(32,918)

Balance December 31, 2010	$(3,836)	$3,102	$(15,556)	$(57,477)	$(73,767)
Other comprehensive income (loss)	-	4,971	(53,023)	18,821	(29,231)
Balance June 30, 2011	$(3,836)	$8,073	$(68,579)	$(38,656)	$(102,998)

6.    Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and the valuation techniques we utilized to determine such fair value.  Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Our Level 1 assets consist of marketable equity securities.  Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.  Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities, foreign currency forward contracts and interest rate lock agreements.  Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.  We do not have any Level 3 assets.  Our Level 1 liability relates to our publicly traded contingent value rights, or CVRs.  The Level 3 liability consists of contingent consideration related to undeveloped product rights resulting from the acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester, and contingent consideration related to the undeveloped product rights and the technology platform acquired from the Avila acquisition.  The estimated maximum potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila is $120.0 million and $595.0 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$699,065	$432	$698,633	$-
Forward currency contracts	81,765	-	81,765	-
Treasury rate lock agreements	1,816	-	1,816	-
Total assets	$782,646	$432	$782,214	$-

Liabilities:
Contingent value rights	$(77,893)	$(77,893)	$-	$-
Other acquisition related contingent consideration	(254,555)	-	-	(254,555)
Total liabilities	$(332,448)	$(77,893)	$-	$(254,555)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities	$788,690	$560	$788,130	$-
Forward currency contracts	48,561	-	48,561	-
Total assets	$837,251	$560	$836,691	$-

Liabilities:
Contingent value rights	$(60,583)	$(60,583)	$-	$-
Other acquisition related contingent consideration	(76,890)	-	-	(76,890)
Total liabilities	$(137,473)	$(60,583)	$-	$(76,890)

There were no security transfers between Levels 1 and 2 in the six-month period ended June 30, 2012.  Level 3 liabilities issued during the six-month period ended June 30, 2012 consist of contingent consideration related to the acquisition of Avila.  The following tables represent a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	Six-Month Periods Ended June 30,
	2012	2011

Assets:
Balance at beginning of period	$-	$23,372
Amounts acquired or issued	-	-
Net realized and unrealized gains	-	1,187
Settlements	-	(22,477)
Transfers in and/or out of Level 3	-	-
Balance at end of period	$-	$2,082

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Settlements of $22.5 million during the six-month period ended June 30, 2011 consisted of Level 3 instruments that were considered non-core assets acquired in the acquisition of Abraxis BioScience Inc., or Abraxis, and were included in the sale of the non-core assets in April 2011.

	Six-Month Periods Ended June 30,
	2012	2011

Liabilities:
Balance at beginning of period	$(76,890)	$(252,895)
Amounts acquired or issued	(169,337)	-
Net change in fair value	(8,328)	(12,161)
Settlements	-	-
Transfers in and/or out of Level 3	-	180,000
Balance at end of period	$(254,555)	$(85,056)

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

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at June 30, 2012 and December 31, 2011 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2012 and December 31, 2011:

	Notional Amount
Foreign Currency	June 30, 2012	December 31, 2011

Australian Dollar	$23,061	$17,169
British Pound	95,514	53,764
Canadian Dollar	56,749	67,281
Euro	574,659	714,446
Japanese Yen	514,960	606,538
Swiss Franc	38,007	49,182
Total	$1,302,950	$1,508,380

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis.  As of June 30, 2012, credit risk did not materially change the fair value of our foreign currency forward contracts.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period.  The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2012 and December 31, 2011 were $923.2 million and $916.9 million, respectively.

Treasury Rate Lock Agreements:  During the three-month period ended June 30, 2012, we entered into treasury rate lock agreements, or treasury rate locks, in anticipation of issuing fixed-rate notes during 2012.  With the exception of a short period in June when certain outstanding treasury rate locks were not designated as hedges, our treasury rate locks are designated as cash flow hedges and, to the extent effective, any realized or unrealized gains or losses on them are reported in OCI and will be recognized in income over the life of the anticipated fixed-rate notes.  Treasury rate locks were settled in May and June 2012 which required us to pay $29.9 million that is included in OCI.  During the short period in June when we had outstanding treasury rate locks that were not considered hedging instruments, we recorded the change in fair value of $3.7 million in other income (expense), net.  No material amounts were recorded in income during the three- or six-month periods ended June 30, 2012 or 2011 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. At June 30, 2012 we had outstanding treasury rate locks with a notional amount of $500.0 million which mature in August 2012.

Interest Rate Swap Contracts:  From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts.  The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates.  Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swaps are recorded on the Consolidated Balance Sheets with no net impact recorded in income.  Any net interest payments made or received on interest rate swap contracts are recognized as interest expense.  In August 2011, we settled interest rate swap contracts we entered into in February and March 2011 resulting in the receipt of $34.3 million.  The proceeds from the settlements are being accounted for as a reduction of current and future interest expense associated with our $500.0 million, 2.45% fixed-rate notes due in 2015.  There were no interest rate swap contracts outstanding at June 30, 2012.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivative instruments as of June 30, 2012 and December 31, 2011:

June 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets Other non-current assets Other non-current liabilities	$62,613 9,375 13	Other current assets Other non-current assets Other non-current liabilities	$19,759 788 2,473

Treasury rate lock agreements designated as hedging instruments	Other current assets	1,816	Other current assets	-

Foreign currency forward contracts not designated as hedging instruments*	Other current assets Other current liabilities Other non-current assets	67,607 1,093 25,804	Other current assets Other current liabilities Other non-current assets	27,358 10,711 23,651

Total		$168,321		$84,740

December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value

Foreign currency forward contracts designated as hedging instruments*	Other current assets Other current liabilities Other non-current liabilities	$68,889 129 -	Other current assets Other current liabilities Other non-current liabilities	$32,430 3,940 24,832

Foreign currency forward contracts not designated as hedging instruments*	Other current assets Other current liabilities Other non-current assets	66,639 2,462 36,684	Other current assets Other current liabilities Other non-current assets	10,395 22,289 32,356

Total		$174,803		$126,242

*    Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2012 and 2011, respectively:

	Three Month-Period Ended June 30, 2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$44,223	Net product sales	$18,980	Other income, net	$137	(2)
Treasury rate lock agreements	$(31,762)

(1)          Net gains of $41,503 are expected to be reclassified from Accumulated OCI into income in the next 12 months.

(2)          The amount of net gains recognized in income represents $798 in losses related to the ineffective portion of the hedging relationships and $935 of gains related to amounts excluded from the assessment of hedge effectiveness.

	Three Month-Period Ended June 30, 2011
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$(31,221)	Net product sales	$(7,600)	Other income, net	$(2,925)	(1)

(1)          The amount of net loss recognized in income represents $2,611 in losses related to the ineffective portion of the hedging relationships and $314 of losses related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$67,758	Net product sales	$38,035	Other income, net	$(1,741)	(2)
Treasury rate lock agreements	$(31,762)

(1)          Net gains of $41,503 are expected to be reclassified from Accumulated OCI into income in the next 12 months.

(2)          The amount of net losses recognized in income represents $5,242 in losses related to the ineffective portion of the hedging relationships and $3,501 of gains related to amounts excluded from the assessment of hedge effectiveness.

	Six-Month Period Ended June 30, 2011
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign currency forward contracts	$(57,176)	Net product sales	$(3,031)	Other income, net	$235	(1)

(1)        The amount of net gains recognized in income represents $2,691 in losses related to the ineffective portion of the hedging relationships and $2,926 of gains related to amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2012 and 2011:

		Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
		Recognized in Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument		on Derivative	2012	2011	2012	2011

Interest rate swaps	(1)	Interest Expense	$-	$2,752	$-	$3,736

(1)         The interest rate swaps were designated as fair value hedges of the variability of the fair value of fixed-rate debt due to changes in the long-term benchmark interest rates.  The hedged debt was marked to market, offsetting the effect of marking the interest rate swaps to market.  As of June 30, 2011, the fair value of the interest rate swaps was a $14,336 unrealized gain, $11,001 current assets and $3,335 non-current assets, on the consolidated balance sheet.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2012 and 2011:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
	Recognized in Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	on Derivative	2012	2011	2012	2011

Foreign currency forward contracts	Other income, net	$23,810	$5,969	$15,927	$34,920
Treasury rate lock agreements	Other income, net	$3,718	$-	$3,718	$-

The impact of gains and losses on derivatives not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included in other income (expense), net for all periods presented.

8.    Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $667.3 million and $738.7 million at June 30, 2012 and December 31, 2011, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2012 and December 31, 2011 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
June 30, 2012	Cost	Gain	Loss	Value

U.S. Treasury securities	$418,287	$20	$(90)	$418,217
U.S. government-sponsored agency securities	67,377	49	(4)	67,422
U.S. government-sponsored agency MBS	130,425	591	(636)	130,380
Non-U.S. government, agency and Supranational securities	2,668	24	-	2,692
Corporate debt - global	79,454	509	(41)	79,922
Marketable equity securities	407	25	-	432
Total available-for-sale marketable securities	$698,618	$1,218	$(771)	$699,065

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gain	Loss	Value

U.S. Treasury securities	$228,996	$58	$(38)	$229,016
U.S. government-sponsored agency securities	196,833	81	(69)	196,845
U.S. government-sponsored agency MBS	256,440	600	(1,901)	255,139
Non-U.S. government, agency and Supranational securities	2,666	19	-	2,685
Corporate debt - global	104,181	497	(233)	104,445
Marketable equity securities	407	153	-	560
Total available-for-sale marketable securities	$789,523	$1,408	$(2,241)	$788,690

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency mortgage-backed securities, or MBS, include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt–global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.  Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at June 30, 2012.

Duration periods of available-for-sale debt securities at June 30, 2012 were as follows:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$200,221	$200,280
Duration of one through three years	440,196	440,405
Duration of three through five years	57,794	57,948
Total	$698,211	$698,633

9.    Inventory

A summary of inventories by major category at June 30, 2012 and December 31, 2011 follows:

	June 30,	December 31,
	2012	2011

Raw materials	$63,951	$50,533
Work in process	105,434	115,170
Finished goods	53,809	23,870
Total	$223,194	$189,573

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

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
June 30, 2012	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(732,803)	$1,453,197	11.9
Technology	333,333	(16,069)	317,264	7.0
Licenses	64,250	(8,026)	56,224	16.8
Other	41,376	(12,359)	29,017	8.8
	2,624,959	(769,257)	1,855,702	11.3

Non-amortized intangible assets:
Acquired IPR&D product rights	1,410,248	-	1,410,248

Total intangible assets	$4,035,207	$(769,257)	$3,265,950

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2011	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(666,142)	$1,519,858	11.9
Technology	2,534	(190)	2,344	10.0
Licenses	64,250	(6,108)	58,142	16.8
Other	40,600	(10,246)	30,354	8.8
	2,293,384	(682,686)	1,610,698	11.9

Non-amortized intangible assets:
Acquired IPR&D product rights	1,234,000	-	1,234,000

Total intangible assets	$3,527,384	$(682,686)	$2,844,698

The increase in gross carrying value of intangible assets at June 30, 2012 compared to December 31, 2011 was primarily due to the acquisition of Avila, which resulted in increases of $330.8 million in technology and $198.4 million in IPR&D product rights.  The net change in the gross carrying value of IPR&D product rights included a $22.1 million impairment charge to the Gloucester intangible asset related to a change in the estimated timing of approval of ISTODAX® for peripheral T-cell lymphoma, or PTCL, in Europe.  In addition, the contingent consideration liability from the acquisition of Gloucester relating to the approval of ISTODAX® for PTCL approval in Europe was reduced by $47.0 million, resulting in the recognition of a gain during the six-month period ended June 30, 2012.  See Note 17, Subsequent Event, for additional information about developments related to the approval of ISTODAX® for PTCL in Europe that occurred after June 30, 2012.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense was $44.6 million and $70.3 million for the three-month periods ended June 30, 2012 and 2011, respectively.  Amortization expense was $86.6 million and $139.7 million for the six-month periods ended June 30, 2012 and 2011, respectively.    Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2012 through 2016 is estimated to be in the range of approximately $180.0 million to $202.0 million annually for the years 2012 through 2016.

Goodwill:  At June 30, 2012, our goodwill related to the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2011	$1,887,220
Acquisition of Avila (see Note 3)	153,989
Tax benefit on the exercise of Pharmion converted stock options	(429)
Balance at June 30, 2012	$2,040,780

11.  Debt

Senior Notes: Summarized below are the carrying values of our senior notes at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
2.450% senior notes due 2015	$523,660	$527,191

3.950% senior notes due 2020	498,909	498,854

5.700% senior notes due 2040	249,543	249,540
Total long-term debt	$1,272,112	$1,275,585

At June 30, 2012, the fair value of our outstanding Senior Notes was $1.318 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

Commercial Paper:  The carrying value of Commercial Paper as of June 30, 2012 and December 31, 2011 was $390.4 million and $401.4 million, respectively, and approximated its fair value.  The effective interest rate on the outstanding Commercial Paper balance at June 30, 2012 was 0.5%.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility, or the Credit Facility, that provides revolving credit in the aggregate amount of $1.0 billion.  Amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of June 30, 2012 and December 31, 2011, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all financial debt covenants as of June 30, 2012.

Credit Facility:  In November 2011, we entered into an uncommitted facility, or the Facility, not exceeding an aggregate $125.0 million.  As of December 31, 2011, $125.0 million was outstanding under the Facility and accounted for as short-term borrowings.  The outstanding balance was repaid in January 2012 and there was no outstanding borrowing under the Facility as of June 30, 2012.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Share-Based Compensation

We have a stockholder approved stock incentive plan, the 2008 Stock Incentive Plan as amended and restated in 2009, 2011 and 2012, or the Plan, that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other share-based awards to our employees and officers.  The Compensation Committee of the Board of Directors, or the Compensation Committee, may determine the type, amount and terms, including vesting, of any awards made under the Plan.

On June 13, 2012, our stockholders approved an amendment and restatement of the Plan, which included the following key modifications: adoption of an aggregate share reserve of 95,981,641 shares of Common Stock, which includes 14,000,000 new shares of Common Stock; extension of the term of the plan through April 18, 2022; a change in the weighting of  full-value awards such as restricted stock and restricted stock units such that the weighting of grants of full-value awards will be increased from 1.6 shares for every share granted to 2.1 shares for every share granted for purposes of determining usage of the aggregate share reserve.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2012 and 2011:

	Three-Month Periods Ended		Six-Month Periods Ended
	June 30,		June 30,
	2012	2011	2012	2011

Cost of goods sold	$2,983	$2,419	$5,859	$4,427
Research and development	23,556	22,880	48,584	55,472
Selling, general and administrative	27,075	25,613	53,891	48,706
Total share-based compensation expense	53,614	50,912	108,334	108,605
Tax benefit related to share-based compensation expense
	14,117	12,417	28,736	27,869
Reduction in income	$39,497	$38,495	$79,598	$80,736

Share-based compensation cost included in inventory was $1.1 million and $2.0 million at June 30, 2012 and December 31, 2011, respectively.

We utilize share-based compensation in the form of stock options, restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs.  The following table summarizes the activity for stock options, RSUs and PSUs for the six-month period ended June 30, 2012:

			Performance-
		Restricted	Based Restricted
	Stock	Stock	Stock
	Options	Units	Units

Outstanding at December 31, 2011	44,526,748	3,019,943	28,500

Changes during the Year:
Granted	4,804,055	1,534,372	-
Exercised / Released	(5,407,630)	(389,874)	-
Forfeited	(687,456)	(85,975)	(1,500)
Expired	(46,016)	N/A	N/A
Outstanding at June 30, 2012	43,189,701	4,078,466	27,000

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2012 were as follows (dollars in thousands):

		Restricted	Performance-
	Stock	Stock	Based Restricted
	Options	Units	Stock Units
Unrecognized compensation cost	$285,062	$180,670	$1,004
Expected weighted-average period in years of compensation cost to be recognized	2.3	2.1	1.5

13.    Income Taxes

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

Our tax returns are under routine examination in many taxing jurisdictions.  The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed.  During the three months ended June 30, 2012, we settled an examination with the U.S. Internal Revenue Service, or the IRS, for the years ended December 31, 2006, 2007 and 2008. Our U.S. federal income tax returns have now been audited by the IRS through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009 and 2010 are currently under examination by the IRS.  We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the second quarter of 2012, we settled examinations with various taxing authorities related to tax positions taken in prior years.  The settlements resulted in a decrease in our gross unrecognized tax benefits of $450.6 million, exclusive of interest, and a reduction to income tax expense of $318.6 million.  The decrease in unrecognized tax benefits and the reduction to income tax expense reflect the impact of the settlements on tax returns filed in various taxing jurisdictions for the years examined as well as certain adjustments to unrecognized tax benefits for years subsequent to the examination period.  Increases to the amount of unrecognized tax benefits since January 1, 2012 of approximately $36.7 million relate primarily to current year operations.  The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.  Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a significant decrease in our unrecognized tax benefits.  Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

We do not provide for U.S. federal or state income taxes on unremitted earnings of foreign subsidiaries that are indefinitely invested outside the United States.  During the second quarter of 2012, we concluded that approximately $900 million of our foreign earnings may not be required for use in offshore operations, and are no longer treated as permanently reinvested. Accordingly, we recorded a deferred tax liability of $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should those earnings be repatriated.  In drawing this conclusion, we considered our future sources of funds as well as our global operating and strategic liquidity needs, including common share repurchase activities and expansion of our commercial, research, manufacturing and administrative infrastructure worldwide.

14.    Collaboration Agreements

We have entered into a number of collaborations in the ordinary course of business, as is customary in our industry.  See Note 19 of the Notes to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for a more comprehensive description of existing collaboration agreements entered into prior to January 1, 2012.

On April 2, 2012, we entered into a collaboration and license agreement with Epizyme, Inc., or Epizyme, to discover, develop and commercialize novel therapeutic compounds by inhibiting histone methyltransferases (HMTs), an important epigenetic target class.

Under the terms of the agreement, we made an upfront payment of $65.0 million to Epizyme and also made a $25.0 million equity investment in Epizyme Series C Preferred Stock.  Epizyme could receive up to $165.0 million in milestone payments associated with each Epizyme compound developed to inhibit each distinct HMT target under the collaboration plus royalties on sales.  Under this agreement, we have the exclusive option to license rights to HMT targets outside the United States and each Epizyme compound associated with such target during the option term.  Epizyme will have the sole responsibility to develop and commercialize compounds in the United States.

The option term expires on July 9, 2015 or July 9, 2016, if we unilaterally extend the option term for a fourth year and pay an option extension fee.  Further, if an HMT target or targets are selected then the agreement shall expire upon the expiration of all applicable royalty terms under the agreement with respect to all licensed Epizyme compounds.  Upon the expiration of the agreement, we will have a fully paid-up, royalty-free license to use Epizyme intellectual property to manufacture, market, use and sell such licensed Epizyme compounds developed under the agreement outside the United States.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Collaboration Arrangements in 2012:    In addition to the collaboration agreement described above, we entered into another collaborative arrangement during 2012 that resulted in research and development expenses of $10.0 million.  We also became party to a number of collaboration agreements as a result of our acquisition of Avila.  We do not consider these collaboration arrangements to be significant.

15.    Commitments and Contingencies

Collaboration Arrangements:  We have entered into certain research and development collaboration agreements, as identified in Note 14, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets.  Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.  Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in our accompanying Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.

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

16.  Legal Proceedings

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

REVLIMID®:

We have publicly announced that we received a Notice Letter dated August 30, 2010, sent from Natco Pharma Limited of India (“Natco”) notifying us of Natco’s Abbreviated New Drug Application, or ANDA, which contains Paragraph IV certifications against certain of Celgene’s patents that are listed in the U.S. Federal Drug Administration’s, or FDA, Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) for REVLIMID® (lenalidomide).  Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA containing a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the Orange Book.  Natco’s Notice letter alleges, inter alia, that certain claims of United States Patent Nos. 5,635,517 (the “’517 patent”), 6,045,501 (the “’501 patent”), 6,315,720 (the “’720 patent”), 6,555,554 (the “’554 patent”), 6,561,976 (the “’976 patent”), 6,561,977 (the “’977 patent”), 6,755,784 (the “’784 patent”), 7,119,106 (the “’106 patent”) and 7,465,800 (the “800 patent”) are invalid, unenforceable, and/or not infringed.  Natco’s Notice Letter was sent pursuant to Natco having filed an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg REVLIMID® capsules.

On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to the ’517 patent, the ’501 patent, United States Patent No. 6,281,230 (the “’230 patent”), the ’720 patent, the ’554 patent, the ’976 patent, the ’977 patent, the ’784 patent, the ’106 patent and the ’800 patent.

Natco responded to our infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims.  Natco has alleged (through Affirmative Defenses and Counterclaims) that the patents are invalid, unenforceable, and/or not infringed by Natco’s proposed generic products.  After filing the infringement action, we learned the identity of Natco’s U.S. partner, Arrow International Limited (“Arrow”), and filed an amended complaint on January 7, 2011, adding Arrow as a defendant.  On March 25, 2011, Celgene filed a second amended complaint naming Natco, Arrow and Watson Laboratories, Inc. (a wholly owned subsidiary of Watson Pharmaceuticals, Inc., which is Arrow’s parent) as Defendants.  Those three entities remain the current Defendants in that action.

On June 12, 2012, we received a Second Notice Letter from Natco, notifying us of Natco’s submission in its ANDA of new, additional Paragraph IV certifications against the ’517 patent, the ’230 patent and United States Patent Nos. 7,189,740 (the “’740 patent”), 7,855,217 (the “’217 patent”) and 7,968,569 (the “’569 patent”).  On July 20, 2012, we filed a new infringement action in the United States District Court of New Jersey against Natco, Arrow, Watson Labs and Watson Pharmaceuticals, Inc. (Watson Labs’ parent) in response to the Second Notice Letter with respect to the ’517 patent, the ’230 patent, the ’740 patent, and the ’569 patent, as well as two non-Orange Book listed patents, United States Patent Nos. 7,977,357 (the “’357 patent”) and 8,193,219 (the “’219 patent”).  Natco has not yet answered our Complaint in this action.

If Natco is successful in challenging our patents in either litigation, and the FDA were to approve Natco’s ANDA with a comprehensive education and risk management program for a generic version of lenalidomide, sales of REVLIMID® could be significantly reduced in the United States by the entrance of a generic lenalidomide product, potentially reducing our revenue.

We believe that Natco’s counterclaims in the first action, and any that it raises in the second action, are unlikely to be sustainable and we intend to vigorously defend our patent rights.  We believe it unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuits, and that all of the patent claims would be deemed to be invalid, unenforceable and/or not infringed.  Accordingly, we believe that the ultimate outcome is not expected to have a material adverse effect on our financial condition or results of operations.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

17.  Subsequent Event

In July 2012, the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, issued a negative opinion regarding the Marketing Authorization Application submitted for ISTODAX® (romidepsin) for the treatment of relapsed or refractory PTCL.  We remain convinced of the favorable benefit/risk profile of romidepsin, which has the potential to offer an important new treatment option in this area of high unmet medical need in the European Union, or EU, where no agents are currently approved.  We will therefore, in accordance with European regulations, request a re-examination of the CHMP opinion.

The negative opinion announced by the CHMP is expected to reduce both the fair value of the contingent consideration issued in the acquisition of Gloucester and the gross carrying value of the IPR&D product rights related to ISTODAX® for PTCL in Europe.  We estimate the net impact to our Consolidated Statements of Income for 2012 will be a net benefit of between $10.0 million and $20.0 million.

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

•      VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression.  VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS according to the National Comprehensive Cancer Network and is marketed in the United States for the treatment of all subtypes of MDS.  The U.S. regulatory exclusivity for VIDAZA® expired in May 2011.  If a generic version of VIDAZA® is successfully launched, we may quickly lose a significant portion of our sales for this product in the United States.  In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS as well as acute myeloid leukemia, or AML, with 30% blasts and has been granted orphan drug designation for the treatment of MDS and AML.  European regulatory exclusivity is expected to continue through 2018.

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

•                  ISTODAX® is approved in the United States for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy.  Additionally, in June 2011, ISTODAX® received U.S. approval for the treatment of peripheral T-cell lymphoma, or PTCL, in patients who have received at least one prior therapy.  ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, which includes CTCL and PTCL. The European Medicines Agency, or EMA, has granted orphan drug designation for ISTODAX® for the treatment of both CTCL and PTCL.  In July 2012, the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, issued a negative opinion regarding the Marketing Authorization Application submitted for ISTODAX® for the treatment of relapsed or refractory PTCL.  We remain convinced of the favorable benefit/risk profile of ISTODAX®, which has the potential to offer an important new treatment option in this area of high unmet medical need in the European Union, or EU, where no agents are currently approved.  We will therefore, in accordance with European regulations, request a re-examination of the CHMP opinion.

Additional sources of revenue include a licensing agreement with Novartis, which entitles us to royalties on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development.  These candidates include: pomalidomide, our leading oral anti-cancer agent; apremilast, our PDE 4 inhibitor that inhibits multiple proinflammatory mediators; PDA-001, our leading cellular therapy; CC-292 for cancer and autoimmune diseases; CC-486 (oral azacitidine), CC-223 and CC-115 for hematological and solid tumor malignancies; CC-122, our anti-cancer pleiotropic pathway modifier; and ACE-011 and ACE-536 biological products for anemia in several clinical settings of unmet need.  We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the three-month periods ended June 30, 2012 and 2011:

	Three-Month Periods Ended
	June 30,			Percent
(In thousands $, except earnings per share)	2012	2011	Increase	Change

Total revenue	$1,366,764	$1,183,155	$183,609	15.5%
Net income attributable to Celgene	$367,373	$279,398	$87,975	31.5%
Diluted earnings per share attributable to Celgene	$0.82	$0.59	$0.23	39.0%

The increase in revenue for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011 was primarily due to the continued growth of REVLIMID® in both U.S. and international markets, growth of VIDAZA® in international markets and growth of ABRAXANE® in the U.S. market.  Increases in net income and diluted earnings per share for the three-month period ended June 30, 2012 reflect the higher level of revenue, decrease in cost of goods sold resulting from the 2011 period expense of $41.7 million  for inventory step-up amortization for sales of ABRAXANE® and a $25.9 million reduction in amortization of acquired intangible assets, partly offset by a $35.3 million increase in research and development collaboration payments and a $48.8 million increase in acquisition-related charges.

	Six-Month Periods Ended
	June 30,			Percent
(In thousands $, except earnings per share)	2012	2011	Increase	Change

Total revenue	$2,640,052	$2,308,436	$331,616	14.4%
Net income attributable to Celgene	$768,910	$534,988	$233,922	43.7%
Diluted earnings per share attributable to Celgene	$1.72	$1.14	$0.58	50.9%

The increase in revenue for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011 was primarily due to the continued growth of REVLIMID® in both U.S. and international markets, growth of VIDAZA® in international markets and growth of ABRAXANE® in the U.S. market.  Increases in net income and diluted earnings per share for the six-month period ended June 30, 2012 reflect the higher level of revenue, decrease in cost of goods sold resulting from the 2011 period expense of $83.3 million  for inventory step-up amortization for sales of ABRAXANE®, a $53.2 million reduction in amortization of acquired intangible assets and a $95.8 million decrease in IPR&D impairment charges, partly offset by a $36.3 million increase in research and development collaboration payments and a $134.4 million increase in acquisition-related charges.

Results of Operations:

Three-month periods ended June 30, 2012 and 2011

Total Revenue:  Total revenue and related percentages for the three-month periods ended June 30, 2012 and 2011 were as follows:

	Three-Month Periods Ended
	June 30,		Increase	Percent
(In thousands $)	2012	2011	(Decrease)	Change

Net product sales:
REVLIMID ®	$933,865	$795,445	$138,420	17.4%
VIDAZA ®	201,295	161,697	39,598	24.5%
ABRAXANE ®	109,743	94,608	15,135	16.0%
THALOMID ®	76,392	88,167	(11,775)	(13.4)%
ISTODAX ®	12,135	6,971	5,164	74.1%
Other	3,160	7,440	(4,280)	(57.5)%
Total net product sales	$1,336,590	$1,154,328	$182,262	15.8%
Collaborative agreements and other revenue	3,230	3,399	(169)	(5.0)%
Royalty revenue	26,944	25,428	1,516	6.0%
Total revenue	$1,366,764	$1,183,155	$183,609	15.5%

Total revenue increased by $183.6 million, or 15.5%, to $1.367 billion for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, reflecting increases of $97.1 million, or 13.8%, in the United States, and $86.5 million, or 18.0%, in international markets.

Net Product Sales:

Total net product sales for the three-month period ended June 30, 2012 increased by $182.3 million, or 15.8%, to $1.337 billion compared to the three-month period ended June 30, 2011.  The increase was comprised of net volume increases of $161.5 million, price increases of $34.6 million and the unfavorable impact from foreign exchange of $13.8 million.  The increase in price was primarily due to price increases on REVLIMID®, THALOMID® and VIDAZA® in the U.S. market.

REVLIMID® net sales increased by $138.4 million, or 17.4%, to $933.9 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, primarily due to increased unit sales in both U.S. and international markets.  Increased market penetration, increase in treatment duration of patients using REVLIMID® in multiple myeloma and increase in price contributed to U.S. growth.  The growth in international markets is the result of volume increases, mainly driven by increased duration of use and market share gains.

VIDAZA® net sales increased by $39.6 million, or 24.5%, to $201.3 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, reflecting increases in both the U.S. and international markets.   The growth in international markets was partly due to the increase in treatment duration of patients using VIDAZA® and recent launches of VIDAZA® in new markets, including the United Kingdom and Japan.  VIDAZA® retains orphan drug exclusivity in Europe through 2018 and in Japan until January 2021.

ABRAXANE® net sales increased by $15.1 million, or 16.0%, to $109.7 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.  The increase was primarily due to increased unit volumes in both U.S. and international markets.

THALOMID® net sales decreased by $11.8 million, or 13.4%, to $76.4 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, primarily due to lower unit volumes in the United States, partly offset by an increase in price and lower gross to net adjustments.

ISTODAX® net sales increased by $5.2 million, or 74.1%, to $12.1 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.  The increase was primarily due to increased unit sales in the treatment of CTCL and the June 2011 FDA approval of ISTODAX® for the treatment of PTCL in patients who have received at least one prior therapy.

The “other” net product sales category decreased by $4.3 million, or 57.5%, to $3.2 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.  The decrease was primarily due to elimination of Abraxis non-core product sales resulting from the April 2011 sale of Abraxis non-core assets.  Sales of Abraxis non-core products totaled $5.4 million in the three-month period ended June 30, 2011.

Collaborative Agreements and Other Revenue:  Revenues from collaborative agreements and other sources decreased by $0.2 million to $3.2 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.

Royalty Revenue:  Royalty revenue increased by $1.5 million to $26.9 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.   The increase was primarily due to higher royalties from Novartis based upon its sales of FOCALIN XR®, partly offset by a decrease in royalties from sales of RITALIN® due to generic competition.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.  The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010.  The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations.  We have also analyzed actual billings received from certain states to further support the accrual rates.  Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively the 2010 U.S. Health Care Reform Law, certain states have not yet submitted actual Medicaid Managed Care Organization bills, resulting in an increase in the accrual balance.  Effective January 1, 2011 manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap.  In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices.  This expense is recognized throughout the year as incurred.    In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2012 and 2011 were as follows (in thousands):

	Returns			Chargebacks
	and		Government	and Distributor
2012	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2012	$4,302	$10,143	$169,090	$67,461	$250,996
Allowances for sales during prior periods	-	-	(336)	-	(336)
Allowances for sales during 2012	957	17,418	56,281	55,431	130,087
Credits/deductions issued for prior year sales	(336)	-	(31,000)	(13,651)	(44,987)
Credits/deductions issued for sales during 2012	(578)	(16,763)	(57,766)	(43,232)	(118,339)
Balance at June 30, 2012	$4,345	$10,798	$136,269	$66,009	$217,421

	Returns			Chargebacks
	and		Government	and Distributor
2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at March 31, 2011	$4,459	$10,798	$115,283	$44,071	$174,611
Allowances for sales during prior periods	-	-	(4,277)	-	(4,277)
Allowances for sales during 2011	2,062	18,082	52,682	43,640	116,466
Credits/deductions issued for prior year sales	(1,270)	(1,960)	(1,282)	(6,820)	(11,332)
Credits/deductions issued for sales during 2011	(1,243)	(12,278)	(42,218)	(32,057)	(87,796)
Balance at June 30, 2011	$4,008	$14,642	$120,188	$48,834	$187,672

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2012 and 2011 follows:

Returns and allowances decreased by $1.1 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, primarily due to the non-recurrence of credits related to damaged goods in 2011 for THALOMID® of approximately $0.9 million.

Discounts decreased by $0.7 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, primarily due to rebates related to VIDAZA® sales in the Japanese market being included in the chargebacks and distributor service fees category in 2012, partially offset by revenue increases in the United States and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates increased by $7.5 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, primarily due to an increase of approximately $9.4 million in rebates related to various U.S. programs, partially offset by a $1.8 million decrease in rebates in certain international markets.  The U.S. increase was primarily attributable to volume increases and the refinement of accrual rates for Medicaid Managed Care Organizations and Medicare Part D Coverage Gap.

Chargebacks and distributor service fees increased by $11.8 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.  Chargebacks increased by $2.5 million primarily due to higher sales volumes.  Distributor service fees increased by approximately $9.3 million, primarily due to $4.4 million in service fees associated with sales of ABRAXANE®,  $3.2  million of rebates related to VIDAZA® sales in the Japanese market which were included within discounts during the second quarter of 2011 and a $0.8 million increase in specialty fees for REVLIMID® due to a higher sales volume.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the three-month periods ended June 30, 2012 and 2011 were as follows (dollar amounts in thousands):

	Three-Month Periods Ended
	June 30,		Increase	Percent
	2012	2011	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$71,852	$126,443	$(54,591)	(43.2)%
Percent of net product sales	5.4%	11.0%

Research and development	$447,098	$371,520	$75,578	20.3%
Percent of total revenue	32.7%	31.4%

Selling, general and administrative	$323,027	$305,643	$17,384	5.7%
Percent of total revenue	23.6%	25.8%

Amortization of acquired intangible assets	$44,148	$70,087	$(25,939)	(37.0)%

Acquisition related (gains) charges and restructuring, net	$39,285	$(9,477)	$48,762	514.5%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $54.6 million to $71.9 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.  The decrease was primarily due to the 2011 three-month period inclusion of a $41.7 million inventory step-up amortization adjustment related to sales of ABRAXANE®, an aggregate $3.6 million in costs related to the sale of non-core Abraxis products which were divested in April 2011 and a $5.7 million higher allocation of prepaid royalties related to sales of VIDAZA®.  These items were partly offset by an increase in 2012 material costs resulting from a higher level of sales activity.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.4% in the three-month period ended June 30, 2012 compared to 11.0% for the three-month period ended June 30, 2011.  Excluding the inventory step-up amortization for ABRAXANE®, the cost of goods sold ratio for the three-month period ended June 30, 2011 was 7.3%.  The cost of goods sold ratio for 2012 was favorably impacted by a 0.5% reduction in net royalties primarily due to the expiration of U.S. patents for VIDAZA® and a 0.8% net reduction in manufacturing costs and inventory adjustments.

Research and Development:  Research and development expenses increased by $75.6 million to $447.1 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.  The increase was primarily due to a $35.3 million increase in payments related to research and development collaboration arrangements, an increase in 2012 research and development project spending in support of multiple programs across a broad range of diseases, and the inclusion of Avila expenses subsequent to the March 2012 acquisition date.

The following table provides a breakdown of research and development expenses (in thousands):

	Three-Month Periods Ended
	June 30,		Increase
	2012	2011	(Decrease)

Human pharmaceutical clinical programs	$204,879	$184,711	$20,168
Other pharmaceutical programs	114,072	105,361	8,711
Drug discovery and development	43,903	36,289	7,614
Cellular therapy	7,994	4,177	3,817
Collaboration arrangements	76,250	40,982	35,268
Total	$447,098	$371,520	$75,578

Research and development expenditures support multiple ongoing clinical proprietary development programs for: REVLIMID® in multiple myeloma, or MM, mantle cell lymphoma, follicular lymphoma, diffuse large B-cell lymphoma, MDS, AML, chronic lymphocytic leukemia; VIDAZA® for treatment of AML and MDS; ABRAXANE® in melanoma, non-small cell lung and pancreatic cancers; ISTODAX® for treatment of CTCL and PTCL; apremilast, our PDE 4 inhibitor that inhibits multiple proinflammatory mediators and which is currently being evaluated in phase III clinical trials for the treatment of psoriasis, psoriatic arthritis and ankylosing spondilitis and in phase II for treatment of rheumatoid arthritis; pomalidomide, which is currently being evaluated in phase II and III clinical trials in MM and myelofibrosis; CC-486 (oral azacitidine), which is currently being evaluated in phase I and II clinical trials for hematological and solid tumor malignancies; sotatercept, currently in phase II in renal anemia; CC-11050, which has a phase II clinical trial in progress in lupus; CC-223, 115 and 122 in solid tumors, non-hodgkins lymphoma and MM; as well as our cellular therapy programs in early development in rheumatoid arthritis, multiple sclerosis, Crohn’s disease and sarcoidosis.  Development of CC-930, in idiopathic pulmonary fibrosis and discoid lupus erythematosus, has been discontinued.

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended June 30, 2012 as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials

Disease
Product	Indication
Apremilast	Ankylosing Spondylitis

Regulatory approval requests in major markets

	Disease	Major	Regulatory	Date of
Product	Indication	Market	Agency	Submission
Pomalidomide	RRMM[1]	U.S.	FDA	April 2012
Pomalidomide	RRMM[1]	E.U.	EMA	May 2012

Regulatory agency actions

	Disease	Major	Regulatory
Product	Indication	Market	Agency	Action
REVLIMID®	NDMM[2]	E.U.	EMA	Withdrawn

[1] Relapsed Refractory Multiple Myeloma
[2] Newly Diagnosed Multiple Myeloma

REVLIMID®: In June 2012 we withdrew the new indication submission to CHMP for REVLIMID® (lenalidomide), which was intended for the maintenance treatment of newly diagnosed multiple myeloma patients who have not progressed following initial treatment with melphalan, prednisone and REVLIMID®, or maintenance therapy following autologous stem cell transplantation.

In response to the CHMP’s request, we plan to re-submit with more mature data to allow CHMP to reach a clear benefit/risk conclusion.

We are proceeding with submissions for REVLIMID® in newly diagnosed multiple myeloma in Switzerland, Australia and other core markets. In the United States, we are currently re-evaluating our REVLIMID® newly diagnosed submission to the FDA.

ISTODAX®: In July 2012, CHMP issued a negative opinion regarding the Marketing Authorization Application submitted for ISTODAX® (romidepsin) for the treatment of relapsed or refractory PTCL.  We remain convinced of the favorable benefit/risk profile of romidepsin, which has the potential to offer an important new treatment option in this area of high unmet medical need in the EU, where no agents are currently approved.  We will therefore, in accordance with European regulations, request a re-examination of the CHMP opinion.

Selling, General and Administrative: Selling, general and administrative expenses increased by $17.4 million to $323.0 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011, partly due to increased marketing activities for ABRAXANE® and REVLIMID®, in addition to pomalidomide prelaunch activities.

Amortization of Acquired Intangible Assets:  Amortization of acquired intangible assets is summarized below for the three-month periods ended June 30, 2012 and 2011(in thousands):

	Three-Month Periods Ended
	June 30, 2012		Increase
Acquisitions	2012	2011	(Decrease)

Avila	$9,805	$-	$9,805
Abraxis	20,468	22,232	(1,764)
Gloucester	12,875	7,917	4,958
Pharmion	1,000	39,938	(38,938)

Total amortization	$44,148	$70,087	$(25,939)

Amortization of acquired intangible assets decreased by $25.9 million to $44.1 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011 primarily due to certain Pharmion intangible assets becoming fully amortized at the end of 2011.  The decrease was partly offset by the addition of  intangible assets resulting from the March 2012 acquisition of Avila and the June 2011 FDA approval of ISTODAX® for treatment of PTCL in patients who have received at least one prior therapy, which resulted in the commencement of amortization of the related PTCL intangible asset.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition related (gains) charges and restructuring, net was a net charge of $39.3 million for the three-month period ended June 30, 2012 and a net gain of $9.5 million for the three-month period ended June 30, 2011.  The three-month period ended June 30, 2012 included $44.6 million of expense related to the accretion of contingent consideration liabilities related to our acquisitions of Gloucester and Avila, and $1.2 million in charges related to the acquisition of Avila, partly offset by a $6.5 million reduction to the fair value of our liability related to publicly traded contingent value rights, or CVRs, that were issued as part of the acquisition of Abraxis.  The gain of $9.5 million for the three-month period ended June 30, 2011 primarily included a $17.7 million reduction in the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis, partly offset by $2.5 million in restructuring costs related to the acquisition of Abraxis and $6.1 million of expense related to the accretion of the contingent consideration liability related to our acquisition of Gloucester.

Interest and Investment Income, Net:  Interest and investment income, net decreased by $2.8 million to $3.1 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.  The decrease was primarily due to a $2.6 million reduction in interest income due to lower overall interest rates.

Interest (Expense):  Interest (expense) increased by $2.1 million to $11.5 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011 primarily due to interest and fees associated with Commercial Paper borrowings.

Other Income (Expense), Net:  Other income (expense), net was a net income of $7.7 million for the three-month period ended June 30, 2012 and a net income of $2.9 million for the three-month period ended June 30, 2011.  The three-month period ended June 30, 2012 primarily included a $7.4 million gain on the sale of equity securities and net gains of $3.7 million related to the short period in June 2012 when certain treasury rate lock agreements were not designated as hedges, partly offset by $1.2 million in losses from equity method investments and net foreign exchange losses of $3.1 million.  The three-month period ended June 30, 2011 included $1.3 million in gains from equity method investments, a $2.9 million gain on the sale of non-

core assets and $3.6 million in economic development grant proceeds received from the State of New Jersey, partly offset by $4.7 million in net foreign exchange losses.

Income Tax Provision:  The income tax provision increased by $34.1 million to $73.3 million for the three-month period ended June 30, 2012 compared to the three-month period ended June 30, 2011.  The full year estimated 2012 underlying effective tax rate of 16.6% reflects the impact of our global business footprint.  The increase in the underlying effective tax rate reflects a projected decrease in tax benefits from acquisition-related charges.  The effective tax rate was reduced by 0.5 percentage points as a result of discrete items, including tax benefits related to the settlement of tax examinations offset by an increase in deferred tax liabilities recorded on certain unremitted foreign earnings previously treated as permanently reinvested in such foreign jurisdictions.  The income tax provision for the three-month period ended June 30, 2011 included a full year underlying effective tax rate of 10.3%.  The underlying effective tax rate reflected benefits related to a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis and a benefit from an IPR&D asset impairment charge. The effective tax rate was increased by 2.6 percentage points as a result of a discrete item related to a change in state tax law.

Six-month periods ended June 30, 2012 and 2011

Total Revenue:  Total revenue and related percentages for the six-month periods ended June 30, 2012 and 2011 were as follows:

	Six-Month Periods Ended
	June 30,		Increase	Percent
(In thousands $)	2012	2011	(Decrease)	Change

Net product sales:
REVLIMID ®	$1,794,863	$1,533,315	$261,548	17.1%
VIDAZA ®	387,511	324,980	62,531	19.2%
ABRAXANE ®	214,032	168,657	45,375	26.9%
THALOMID ®	154,300	173,589	(19,289)	(11.1)%
ISTODAX ®	23,957	12,705	11,252	88.6%
Other	7,426	24,691	(17,265)	(69.9)%
Total net product sales	$2,582,089	$2,237,937	$344,152	15.4%
Collaborative agreements and other revenue	5,861	12,702	(6,841)	(53.9)%
Royalty revenue	52,102	57,797	(5,695)	(9.9)%
Total revenue	$2,640,052	$2,308,436	$331,616	14.4%

Total revenue increased by $331.6 million, or 14.4%, to $ 2.640 billion for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011, reflecting increases of $164.0 million, or 12.0%, in the United States, and $167.6 million, or 17.8%, in international markets.

Net Product Sales:

Total net product sales for the six-month period ended June 30, 2012 increased by $344.2 million, or 15.4%, to $2.582 billion compared to the six-month period ended June 30, 2011.  The increase was comprised of net volume increases of $291.4 million, price increases of $61.8 million and the unfavorable impact from foreign exchange of $9.0 million.  The increase in price was primarily due to price increases on REVLIMID®,   VIDAZA® and THALOMID® in the U.S. market.

REVLIMID® net sales increased by $261.5 million, or 17.1%, to $1.795 billion for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011, primarily due to increased unit sales in both U.S. and international markets.  Increased market penetration, increase in treatment duration of patients using REVLIMID® in multiple myeloma and increase in price contributed to U.S. growth.  The growth in international markets is the result of volume increases, mainly driven by increased duration of use and market share gains, partially offset by a slight reduction in pricing in the EU.

VIDAZA® net sales increased by $62.5 million, or 19.2%, to $387.5 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011, reflecting increases in both the U.S. and international markets.   The growth in international markets was partly due to the increase in treatment duration of patients using VIDAZA® and recent launches of VIDAZA® in new markets, including the United Kingdom and Japan.  VIDAZA® retains orphan drug exclusivity in Europe through the end of 2018 and in Japan until January 2021.

ABRAXANE® net sales increased by $45.4 million, or 26.9%, to $214.0 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  The increase was primarily due to increased unit volumes in both U.S. and international markets.

THALOMID® net sales decreased by $19.3 million, or 11.1%, to $154.3 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011, primarily due to lower unit volumes in the United States, partially offset by an increase in price and lower gross to net adjustments.

ISTODAX® net sales increased by $11.3 million, or 88.6%, to $24.0 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  The increase was primarily due to increased unit sales in the treatment of CTCL and the June 2011 FDA approval of ISTODAX® for the treatment of PTCL in patients who have received at least one prior therapy.

The “other” net product sales category decreased by $17.3 million, or 69.9%, to $7.4 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  The decrease was primarily due to elimination of Abraxis non-core product sales resulting from the April 2011 sale of Abraxis non-core assets.  Sales of Abraxis non-core assets totaled $21.3 million in the 2011 six-month period.

Collaborative Agreements and Other Revenue:  Revenues from collaborative agreements and other sources decreased by $6.8 million to $5.9 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  The six-month period ended June 30, 2011 included a $6.3 million milestone payment related to the VIDAZA® launch by our distribution partner in Japan.

Royalty Revenue:  Royalty revenue decreased by $5.7 million to $52.1 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.   The decrease was primarily due to reduced royalties from Novartis based upon its sales of RITALIN® due to generic competition, partly offset by an increase in royalties from sales of FOCALIN XR®.

Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2012 and 2011 were as follows (in thousands):

	Returns			Chargebacks
	and		Government	and Distributor
2012	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2011	$8,974	$8,724	$137,039	$64,309	$219,046
Allowances for sales during prior periods	(7,489)	-	846	286	(6,357)
Allowances for sales during 2012	2,309	33,073	116,298	102,577	254,257
Credits/deductions issued for prior year sales	1,833	(4,273)	(58,477)	(42,447)	(103,364)
Credits/deductions issued for sales during 2012	(1,282)	(26,726)	(59,437)	(58,716)	(146,161)
Balance at June 30, 2012	$4,345	$10,798	$136,269	$66,009	$217,421

	Returns			Chargebacks
	and		Government	and Distributor
2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2010	$4,779	$8,272	$84,964	$47,367	$145,382
Allowances for sales during prior periods	-	-	(4,277)	2,084	(2,193)
Allowances for sales during 2011	3,589	35,182	116,720	82,489	237,980
Credits/deductions issued for prior year sales	(2,651)	(6,763)	(31,462)	(32,025)	(72,901)
Credits/deductions issued for sales during 2011	(1,709)	(22,049)	(45,757)	(51,081)	(120,596)
Balance at June 30, 2011	$4,008	$14,642	$120,188	$48,834	$187,672

A comparison of provisions for allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2012 and 2011 follows:

Returns and allowances decreased by $8.8 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011, primarily due to the reversal of approximately $7.5 million in reserves established for certain products with quality issues which have now been resolved.

Discounts decreased by $2.1 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011, primarily due to rebates related to VIDAZA® sales in the Japanese market being included in the chargebacks and distributor service fees category in 2012, partially offset by revenue increases in the U.S. and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates increased by $4.7 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011, primarily due to an increase of approximately $3.6 million in rebates related to various U.S. programs and a $1.1 million increase in rebates in certain international markets.  The U.S. program increase was primarily attributable to volume increases and the refinement of accrual rates for Medicaid Managed Care Organizations and Medicare Part D Coverage Gap.

Chargebacks and distributor service fees increased by $18.3 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  Chargebacks increased by approximately $2.2 million primarily due to higher sales volumes.  Distributor service fees increased by approximately $16.1 million, primarily due to $8.1 million in service fees associated with sales of ABRAXANE® and $7.0 million of rebates related to VIDAZA® sales in the Japanese market which were included within discounts during the 2011 period.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the six-month periods ended June 30, 2012 and 2011 were as follows (dollar amounts in thousands):

	Six-Month Periods Ended
	June 30,		Increase	Percent
	2012	2011	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$144,372	$253,711	$(109,339)	(43.1)%
Percent of net product sales	5.6%	11.3%

Research and development	$809,142	$806,998	$2,144	0.3%
Percent of total revenue	30.6%	35.0%

Selling, general and administrative	$648,805	$607,904	$40,901	6.7%
Percent of total revenue	24.6%	26.3%

Amortization of acquired intangible assets	$85,908	$139,137	$(53,229)	(38.3)%

Acquisition related (gains) charges and restructuring, net	$28,215	$(106,221)	$134,436	126.6%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $109.3 million to $144.4 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  The decrease was primarily due to the 2011 six-month period inclusion of a $83.3 million inventory step-up amortization adjustment related to sales of ABRAXANE®, an aggregate $13.2 million in costs related to the sale of non-core Abraxis products which were divested in April 2011 and a $14.8 million higher allocation of prepaid royalties related to sales of VIDAZA®.  These items were partly offset by an increase in 2012 material costs resulting from a higher level of sales activity.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.6% in the six-month period ended June 30, 2012 compared to 11.3% for the six-month period ended June 30, 2011.  Excluding the inventory step-up amortization for ABRAXANE®, the cost of goods sold ratio for the six-month period ended June 30, 2011 was 7.6%.  The cost of goods sold ratio for the six-month period ended June 30, 2012 was favorably impacted by a 0.5% reduction in net royalties primarily due to the expiration of U.S. patents for VIDAZA® and a 0.6% net reduction in manufacturing costs and inventory adjustments.

Research and Development:  Research and development expenses increased by $2.1 million to $809.1 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  The expense increase for 2012 resulted from a $36.3 million increase in payments related to research and development collaboration arrangements, an increase in 2012 research and development project spending in support of multiple programs across a broad range of diseases including over 25 on-going pivotal and phase III trials, and the inclusion of Avila expenses subsequent to the March 2012 acquisition date.  These expense increases were mostly offset by a $95.8 million decrease in IPR&D asset impairment charges.

The following table provides a breakdown of research and development expenses (in thousands):

	Six-Month Periods Ended
	June 30,		Increase
	2012	2011	(Decrease)

Human pharmaceutical clinical programs	$394,322	$356,968	$37,354
Other pharmaceutical programs	215,043	205,294	9,749
Drug discovery and development	84,554	76,756	7,798
Cellular therapy	15,822	8,998	6,824
Collaboration arrangements	77,250	40,982	36,268
IPR&D impairment	22,151	118,000	(95,849)
Total	$809,142	$806,998	$2,144

Research and development expenditures support multiple ongoing clinical proprietary development programs for: REVLIMID® in multiple myeloma, or MM, mantle cell lymphoma, follicular lymphoma, diffuse large B-cell lymphoma, MDS, AML, chronic lymphocytic leukemia; VIDAZA® for treatment of AML and MDS; ABRAXANE® in melanoma, non-small cell lung and pancreatic cancers; ISTODAX® for treatment of CTCL and PTCL; apremilast, our PDE 4 inhibitor that inhibits multiple proinflammatory mediators and which is currently being evaluated in phase III clinical trials for the treatment of psoriasis, psoriatic arthritis and ankylosing spondilitis and in phase II for treatment of rheumatoid arthritis; pomalidomide, which is currently being evaluated in phase II and III clinical trials in MM and myelofibrosis; CC-486 (oral azacitidine), which is currently being evaluated in phase I and II clinical trials for hematological and solid tumor malignancies; sotatercept, currently in phase II in renal anemia; CC-11050, which has a phase II clinical trial in progress in lupus; CC-223, 115 and 122 in solid tumors, non-hodgkins lymphoma and MM; as well as our cellular therapy programs in early development in rheumatoid arthritis, multiple sclerosis, Crohn’s disease and sarcoidosis.  Development of CC-930, in idiopathic pulmonary fibrosis and discoid lupus erythematosus, has been discontinued.

Selling, General and Administrative: Selling, general and administrative expenses increased by $40.9 million to $648.8 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011, partly due to increased marketing activities for ABRAXANE® and REVLIMID®, in addition to pomalidomide prelaunch activities.

Amortization of Acquired Intangible Assets:  Amortization of acquired intangible assets is summarized below for the six-month periods ended June 30, 2012 and 2011 (in thousands):

	Six-Month Periods Ended
	June 30, 2012		Increase
Acquisitions	2012	2011	(Decrease)

Avila	$15,752	$-	$15,752
Abraxis	42,406	44,795	(2,389)
Gloucester	25,750	14,467	11,283
Pharmion	2,000	79,875	(77,875)

Total amortization	$85,908	$139,137	$(53,229)

Amortization of acquired intangible assets decreased by $53.2 million to $85.9 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011 primarily due to certain Pharmion intangible assets becoming fully amortized at the end of 2011.  The decrease was partly offset by the addition of  intangible assets resulting from the March 2012 acquisition of Avila and the June 2011 FDA approval of ISTODAX® for treatment of PTCL in patients who have received at least one prior therapy, which resulted in the commencement of amortization of the related PTCL intangible asset.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition related (gains) charges and restructuring, net was a net charge of $28.2 million for the six-month period ended June 30, 2012 and a net gain of $106.2 million for the six-month period ended June 30, 2011.  The six-month period ended June 30, 2012 included a $17.3 million increase to the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis, a $21.7 million increase to the contingent consideration related to the acquisition of Avila and $2.6 million in charges and restructuring costs related to the acquisition of Avila, partly offset by a $13.4 million reduction to the contingent consideration related to our acquisition of Gloucester.  The gain of $106.2 million for the six-month period ended June 30, 2011 primarily included a $123.3 million reduction in the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis, partly offset by a $12.2 million increase to the contingent consideration related to our acquisition of Gloucester and $5.3 million in restructuring costs related to the acquisition of Avila.

Interest and Investment Income, Net:  Interest and investment income, net decreased by $3.7 million to $6.8 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  The decrease was primarily due to a $5.3 million reduction in interest income due to lower overall interest rates, partly offset by a $1.5 million net increase in gains on sales of marketable securities.

Interest (Expense):  Interest (expense) increased by $1.7 million to $22.9 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011 primarily due to interest and fees associated with Commercial Paper borrowings.

Other Income (Expense), Net:  Other income (expense), net was a net income of $7.1 million for the six-month period ended June 30, 2012 and a net income of $9.0 million for the six-month period ended June 30, 2011.  The six-month period ended June 30, 2012 primarily included a $7.4 million gain on the sale of equity securities and net gains of $3.7 million related to the short period in June 2012 when certain treasury rate lock agreements were not designated as hedges, partly offset by net foreign exchange losses of $5.3 million.  The six-month period ended June 30, 2011 primarily included net equity method investment gains of $0.7 million, a $2.9 million gain on the sale of non-core assets and $3.6 million in economic development grant proceeds received from the State of New Jersey.

Income Tax Provision:  The income tax provision increased by $74.9 million to $145.8 million for the six-month period ended June 30, 2012 compared to the six-month period ended June 30, 2011.  The full year estimated 2012 underlying effective tax rate of 16.6% reflects the impact of our global business footprint.  The increase in the underlying effective tax rate reflects a projected decrease in tax benefits from acquisition-related charges.  The effective tax rate was reduced by 0.6 percentage points as a result of discrete items, including tax benefits related to the settlement of tax examinations and expirations of statutes of limitations offset by an increase in deferred tax liabilities recorded on certain unremitted foreign earnings previously treated as permanently reinvested in such foreign jurisdictions.  The income tax provision for the six-month period ended June 30, 2011 included a full year underlying effective tax rate of 10.3%.  The underlying effective tax rate reflected benefits from acquisition-related charges, including an IPR&D asset impairment charge of $118.0 million and a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis of $123.3 million. The effective tax rate was increased by 1.4 percentage points as a result of a discrete item related to a change in state tax law.

Financial Condition, Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in thousands):

	June 30,	December 31,	Increase
	2012	2011	(Decrease)
Financial assets:
Cash, cash equivalents	$1,862,479	$1,859,464	$3,015
Marketable securities available for sale	699,065	788,690	(89,625)
Total financial assets	$2,561,544	$2,648,154	$(86,610)
Debt:
Short-term borrowings	$390,434	$526,684	$(136,250)
Long-term debt	1,272,112	1,275,585	(3,473)
Total debt	$1,662,546	$1,802,269	$(139,723)

Working capital (1)	$2,566,623	$2,659,970	$(93,347)

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

During the second quarter of 2012, we concluded that approximately $900 million of our foreign earnings may not be required for use in offshore operations and are no longer treated as permanently reinvested. Accordingly, we recorded a deferred tax liability of $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should those earnings be repatriated.  In drawing this conclusion, we considered our future sources of funds as well as our global operating and strategic liquidity needs, including common share repurchase activities and expansion of our commercial, research, manufacturing and administrative infrastructure worldwide.

Of the total cash, cash equivalents and marketable securities at June 30, 2012, approximately $1.5 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations.  We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient cash flow in the United States to fund our U.S. operational and strategic needs.  Consequently, we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.  While we do not anticipate changing our intention regarding these permanently reinvested earnings, if certain foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings.  We provide for any related tax liability on amounts of unremitted foreign earnings that may be repatriated.

Share Repurchase Program:  Our Board of Directors has approved an aggregate $6.5 billion common share repurchase program of which we have approximately $3.161 billion remaining for future share repurchases. During the three-month period ended June 30, 2012 we used $557.5 million for share repurchases.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities and global corporate debt securities.  All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale.  We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase.  The $86.6 million decrease in cash, cash equivalents and marketable securities available for sale at June 30, 2012 compared to December 31, 2011 was primarily due to the net repayment of $135.4 million in short-term borrowings, $352.2 million cash paid for the acquisition of Avila and $726.5 million cash paid out under our share repurchase program, partly offset by cash generated from operations.

Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs.  Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.  For more information related to the fair value and valuation of our marketable securities, see Note 6 to the Notes to the Consolidated Financial Statements included elsewhere in this report.

Accounts Receivable, Net:  Accounts receivable, net decreased by $60.6 million to $884.9 million as of June 30, 2012 compared to December 31, 2011.  The impact of increased U.S. and international sales of REVLIMID®, VIDAZA® and ABRAXANE® was offset by strong collections in certain markets.  Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States.  We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt crisis in certain European countries and associated impacts on the financial markets and our business.  Our current business model in these markets is typically to sell our products directly to principally government owned or controlled hospitals, who in turn directly deliver critical care to patients.  Our products are used to treat life-threatening diseases and we believe this business model enables timely delivery and adequate supply of products.  Many of the outstanding receivable balances are related to government-funded hospitals and we believe the receivable balances are ultimately collectible. Similarly, we believe that future sales to these customers will continue to be collectible.

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable.  Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $298.2 million at June 30, 2012 compared to $396.1 million at December 31, 2011.  Approximately $46.6 million of the $298.2 million receivable at June 30, 2012 was greater than one year past due.  Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece.  We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances.  We continue to receive payments from these countries, and closely monitor the plans for payment at the regional government level.  During the three-month period ended June 30, 2012, we noted an increase in the level of payments received from Spain, Italy and Portugal, with payments from Spain nearly eliminating all receivables with due dates of December 31, 2011 or earlier.  We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.  We have the option to pursue legal action against certain of our customers.  In view of the protracted timeline associated with collecting the outstanding balances through legal action and the current direct communication with our customers, in many instances, we do not believe pursuing legal action to be the best approach for any of the parties involved.

In determining the appropriate allowance for doubtful accounts for Spain, Italy and Portugal, we considered that the balance of past due receivables is related to sales made to government-owned or supported customers.  We regularly monitor developments in Europe to assess whether the level of risk of default for any customers has increased and note the ongoing efforts by the European Union, European Monetary Union and International Monetary Fund to support countries with large public deficits and outstanding debt balances.  We also monitor the efforts of individual countries to support their regions with large public deficits and outstanding debt balances.  We have not experienced significant losses or write-offs with respect to the collection of our accounts receivable in these countries as a result of their economic difficulties and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse impact on our financial position or results of operations.

Inventory:  Inventory balances increased by $33.6 million to $223.2 million at June 30, 2012 compared to December 31, 2011, primarily due to increases in REVLIMID®, VIDAZA® and ABRAXANE®    inventories, attributable to higher anticipated sales levels.

Other Current Assets:  Other current assets decreased by $120.0 million to $275.1 million as of June 30, 2012 compared to December 31, 2011 primarily due to a $122.8 million decrease in prepaid taxes, partly offset by an increase in other prepaid accounts.

Commercial Paper:  In September 2011, we entered into a commercial paper program, or the Program, under which we issue unsecured commercial paper notes, or Commercial Paper, on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion, the proceeds of which will be used for general corporate purposes.  The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue.  The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis.  Borrowings under the Program are accounted for as short-term borrowings.  As of June 30, 2012, $390.4 million of Commercial Paper was outstanding bearing an effective interest rate of 0.5%.

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

The Credit Facility has a five-year term and amounts may be borrowed for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of June 30, 2012 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all debt covenants as of June 30, 2012.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities decreased by $63.1 million to $898.5 million as of June 30, 2012 compared to December 31, 2011.  The decrease was partly due to a $55.0 million decrease in compensation-related accruals, $14.0 million change in the fair value of foreign currency forward derivative contracts in addition to  decreases in common stock repurchase accruals and sales adjustments, partly offset by a $45.4 million increase in the current portions of contingent consideration liabilities related to the Gloucester acquisition.

Income Taxes Payable (Current and Non-Current): Income taxes payable decreased by $383.4 million to $263.1 million as of June 30, 2012 compared to December 31, 2011, primarily from tax payments of $172.4 million, the application of previously refundable prepaid income taxes of $74.3 million, a tax benefit of stock options of $31.7 million, net deferred intercompany credits of $75.6 million and a tax benefit from the current provision for income taxes of $28.9 million, which includes a benefit related to tax settlements of $373.0 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2012 and 2011 were as follows (in thousands):

	Six-Month Periods Ended
	June 30,
	2012	2011	Change

Net cash provided by operating activities	$947,409	$736,399	$211,010
Net cash provided by (used in) investing activities	$(349,971)	$169,479	$(519,450)
Net cash provided by (used in) financing activities	$(592,443)	$(624,307)	$31,864

Operating Activities:  Net cash provided by operating activities for the six-month period ended June 30, 2012 increased by $211.0 million to $947.4 million as compared to the six-month period ended June 30, 2011.  The increase in net cash provided by operating activities was primarily attributable to the receipt of $154.3 million from customers in Spain for payment of aged receivables and the continued expansion of our operations and related increase in net earnings.

Investing Activities: Net cash used in investing activities for the six-month period ended June 30, 2012 decreased by $519.5 million to a net cash use of $350.0 million as compared to net cash provided by investing activities for the six-month period ended June 30, 2011.  The decrease in net cash provided by investing activities was principally related to a cash use of $352.2 million related to the acquisition of Avila, a decrease in proceeds received from the sale of non-core assets and an increase in purchases of investment securities during the six-month period ended June 30, 2012.  Net sales of marketable securities available for sale amounted to $89.5 million during the six-month period ended June 30, 2012 compared to net sales of $132.2 million in the six-month period ended June 30, 2011.

Financing Activities:  Net cash used in financing activities for the six-month period ended June 30, 2012 was $592.4 million compared to $624.3 million for the six-month period ended June 30, 2011.  The $31.9 million decrease in net cash used in financing activities during the six-month period ended June 30, 2012 was primarily attributable to $204.7 million of increased proceeds from the exercise of employee stock options, partially offset by $135.4 million of net repayments of short-term borrowing and $37.4 million of increased payments for the repurchase of common shares under our share repurchase program.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2011 Annual Report on Form 10-K.  There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2011 aside from those disclosed in Notes 3 and 14 of the Notes to the Consolidated Financial Statements included elsewhere in this report.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity.  These guidelines are reviewed periodically and may be modified depending on market conditions.  Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.  At June 30, 2012, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, our note payable and certain foreign currency forward contracts.

Marketable Securities Available for Sale:  At June 30, 2012, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security.  U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt–global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.

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

As of June 30, 2012, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (in thousands):

	Duration
	Less than
	1 Year	1 to 3 Years	3 to 5 Years	Total

Principal amount	$197,380	$431,088	$55,781	$684,249
Fair value	$200,280	$440,405	$57,948	$698,633
Weighted average interest rate	0.5%	0.6%	1.0%	0.6%

Long-Term Debt:   On October 7, 2010, we issued a total of $1.25 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040. The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount amortized as additional interest expense over the period from issuance through maturity.  Offering costs of approximately $10.5 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.  Interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.  At June 30, 2012, the fair value of our senior notes outstanding was $1.318 billion.

Foreign Currency Forward Contracts:  We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at June 30, 2012 and December 31, 2011 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows (in thousands of dollars):

	Notional Amount
Foreign Currency	June 30, 2012	December 31, 2011

Australian Dollar	$23,061	$17,169
British Pound	95,514	53,764
Canadian Dollar	56,749	67,281
Euro	574,659	714,446
Japanese Yen	514,960	606,538
Swiss Franc	38,007	49,182
Total	$1,302,950	$1,508,380

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract.  As of June 30, 2012, credit risk did not materially change the fair value of our foreign currency forward contracts.

We recognized increases in net product sales for certain effective cash flow hedge instruments of $19.0 million and $38.0 million for the three- and six-month periods ended June 30, 2012, respectively, and net decreases of $7.6 million and $3.0 million for the three-and six-month periods ended June 30, 2011, respectively.  These settlements were recorded in the same period as the related forecasted sales occurred.

Changes in time value, which we excluded from the hedge effectiveness assessment, were included in other income (expense), net.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized in other income (expense), net in the current period.  Changes in the fair value of these currency forward contracts that have not been designated as hedges resulted in gains of $23.8 million and $15.9 million for the three- and six-month periods ended June 30, 2012, respectively, and $6.0 million and $34.9 million for the three- and six-month periods ended June 30, 2011, respectively.  The aggregate notional amounts of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2012 and December 31, 2011 were $923.2 million and $916.9 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates.  Assuming that the June 30, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $213.9 million.  However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

Treasury Rate Lock Agreements:  During the three-month period ended June 30, 2012, we entered into treasury rate lock agreements, or treasury rate locks, in anticipation of issuing fixed-rate notes during 2012.  With the exception of a short period in June 2012 when certain outstanding treasury rate locks were not designated as hedges, our treasury rate locks are designated as cash flow hedges and, to the extent effective, any realized or unrealized gains or losses on them are reported in OCI and will be recognized in income over the life of the anticipated fixed-rate notes.  Treasury rate locks were settled in May and June 2012 which required us to pay $29.9 million that is included in OCI.  During the short period in June 2012 when we had outstanding treasury rate locks that were not considered hedging instruments, we recorded the change in fair value of $3.7 million into income in other income (expense), net.  No material amounts were recorded in income during the three- or six-month periods ended June 30, 2012 or 2011 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. At June 30, 2012 we had outstanding treasury rate locks with a notional amount of $500.0 million which mature in August 2012.

Although not predictive in nature, we believe a hypothetical 25 basis point threshold reflects a reasonably possible near-term change in interest rates.  Assuming that the June 30, 2012 interest rates were to change by a hypothetical 25 basis points the fair value of the outstanding treasury rate locks would change by approximately $11.7 million.  However, since the agreements hedge specific forecasted fixed-rate notes, any change in the fair value of the agreements would be reported in other comprehensive income and reclassified to earnings over the life of the anticipated fixed rate notes.

Interest rate swaps:  From time to time, we enter into interest rate swap contracts to convert a portion of our interest rate exposure from fixed rate to floating rate to more closely align interest expense with interest income received on our cash equivalent and investment balances.  There were no interest rate swap contracts outstanding at June 30, 2012.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.    Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 16 included in Part I, Item 1, Unaudited Financial Statements - Notes to Unaudited Consolidated Financial Statements.

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

•                  regulatory approvals for our and our competitors’ manufacturing facilities;

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

Further, if unexpected adverse experiences are reported in connection with the use of our products, physician and patient comfort with the product could be undermined, the commercial success of such products could be adversely affected and the acceptance of our other products could be negatively impacted.  We are subject to adverse event reporting regulations that require us to report to the Food and Drug Administration, or FDA, or similar bodies in other countries if our products are associated with a death or serious injury. These adverse events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market.  Similarly, the occurrence of serious adverse events known or suspected to be related to the products could negatively impact product sales.  For example, THALOMID® is known to be toxic to the human fetus and exposure to the drug during pregnancy could result in significant deformities in the baby.  REVLIMID® is also considered fetal toxic and there are warnings against use of VIDAZA® in pregnant women as well.  While we have restricted distribution systems for both THALOMID® and REVLIMID®  and we endeavor to educate patients regarding the potential known adverse events including pregnancy risks, we cannot ensure that all such warnings and recommendations will be complied with or that adverse events resulting from non-compliance will not have a material adverse effect on our business.

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

Sales of our products will depend, in part, on the extent to which the costs of our products will be paid by health maintenance, managed care, pharmacy benefit and similar health care management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payers.  Generally, in Europe and other countries outside the United States, the government-sponsored healthcare system is the primary payer of healthcare costs of patients.  These health care management organizations and third-party payers are increasingly challenging the prices charged for medical products and services.  Additionally, the 2010 U.S. Health Care Reform Law, which became effective in January 2011, has provided sweeping health care reform in the United States, which may impact access to and reimbursement for our products.  In addition to the federal legislation, state legislatures and foreign governments have also shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products.  The establishment of limitations on patient access to our drugs, adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, including the impact of the 2010 U.S. Health Care Reform Law, could adversely impact our business and future results.  If these organizations and third-party payers do not consider our products to be cost-effective compared to other available therapies, they may not reimburse providers or consumers of our products or, if they do, the level of reimbursement may not be sufficient to allow us to sell our products on a profitable basis.

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

We encounter similar regulatory and legislative issues in most countries outside the United States. International operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on access to and reimbursement for our products. Although we cannot predict the extent to which our business may be affected by future cost-containment measures or other potential legislative or regulatory developments, additional foreign price controls or other changes in pricing regulation could restrict access to and reimbursement for our current and future products, which could adversely affect our revenue and results of operations.

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

We received two Paragraph IV Certification Letters dated August 30, 2010 and June 12, 2012, respectively, advising us that Natco Pharma Limited of Hyderabad, India, or Natco, submitted an ANDA to the FDA. See Part I, Item 1, Note 16,  to Notes to Unaudited Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q for further information.

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

Sales of our products are dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations.  As a result of global credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment.  In addition, U.S. federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may limit access to and reimbursement for our products.  A reduction in the availability or extent of reimbursement could negatively affect our product sales, revenue and cash flows.

See our discussion of accounts receivable from Spain, Italy and Portugal in the Management Discussion and Analysis section of this Quarterly Report on Form 10-Q, under the caption “Liquidity and Capital Resources” for details related to amounts receivable from the government owned or controlled hospitals  in Spain, Italy and Portugal.

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

In addition to the risks relating to our common stock, contingent value right, or CVR, holders are subject to additional risks.

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis and in connection with our acquisition, CVRs, were issued under a CVR Agreement entered into between us and American Stock Transfer & Trust Company, LLC, as trustee. A copy of the CVR Agreement was filed on Form 8-A with the SEC on October 15, 2010.  Pursuant to the CVR Agreement, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of certain milestone and net sales payments if certain specified conditions are satisfied. For more information, see Note 2 of Notes to Consolidated Financial Statements contained in the 2011 Annual Report on Form 10-K.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)                               Issuer Purchases of Equity Securities

The following table presents the total number of shares purchased during the three-month period ended June 30, 2012, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our publicly announced repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

April 1 - April 30	1,175,798	$73.09	1,175,798	$1,132,379,934
May 1 - May 31	5,382,324	$70.75	5,382,324	$751,602,847
June 1 - June 30	1,504,442	$60.33	1,504,442	$3,160,834,040

In April 2009, our Board of Directors approved a common share repurchase program, which is currently authorized to purchase up to an aggregate $6.5 billion of our common shares, including $2.5 billion approved by our Board of Directors during their June 2012 meeting.  Approved amounts exclude share repurchase transaction fees.

As of June 30, 2012 an aggregate 56,241,949 common shares were repurchased under the program at an average price of $59.37 per common share and total cost of $3.340 billion, including share repurchase transaction fees.

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

31.1                                           Certification by the Company’s Chief Executive Officer.

31.2                                           Certification by the Company’s Chief Financial Officer.

32.1                                           Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2                                           Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101                                             The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

DATE:	August 1, 2012	By:	/s/Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D.
Executive Vice President Chief Financial Officer
(principal financial and accounting officer)