Form 10-Q
period 2012-09-30
CELGENE CORP /DE/
filed 2012-10-29
CIK 816284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 19, 2012, 422,987,284 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue:
Net product sales	$1,388,013	$1,219,118	$3,970,102	$3,457,055
Collaborative agreements and other revenue	2,362	3,766	8,223	16,468
Royalty revenue	28,876	26,853	80,978	84,650
Total revenue	1,419,251	1,249,737	4,059,303	3,558,173

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	74,622	94,645	218,994	348,356
Research and development	441,595	356,839	1,250,737	1,163,837
Selling, general and administrative	354,644	303,303	1,003,449	911,207
Amortization of acquired intangible assets	46,157	75,044	132,065	214,181
Acquisition related (gains) charges and restructuring, net	649	(11,209)	28,864	(117,430)
Total costs and expenses	917,667	818,622	2,634,109	2,520,151

Operating income	501,584	431,115	1,425,194	1,038,022

Other income and expense:
Interest and investment income, net	2,745	8,481	9,561	18,948
Interest (expense)	(17,793)	(10,292)	(40,652)	(31,460)
Other income (expense), net	(10,034)	(16,663)	(2,915)	(7,650)
Income before income taxes	476,502	412,641	1,391,188	1,017,860

Income tax provision	52,347	39,657	198,123	110,582
Net income	424,155	372,984	1,193,065	907,278
Net loss attributable to non-controlling interest	-	-	-	694
Net income attributable to Celgene	$424,155	$372,984	$1,193,065	$907,972

Net income per share attributable to Celgene:
Basic	$0.99	$0.83	$2.75	$1.97
Diluted	$0.97	$0.81	$2.69	$1.94

Weighted average shares:
Basic	427,209	452,019	434,062	460,161
Diluted	436,272	459,530	443,432	467,052

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$424,155	$372,984	$1,193,065	$907,278

Other comprehensive income (loss):
Foreign currency translation adjustments	4,664	(12,713)	6,746	6,108
Change in functional currency of a foreign subsidiary	-	-	13,144	-
Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses), net of tax expense (benefit) of ($1,263) and $84 for the three-months ended September 30, 2012 and 2011, respectively, and ($13,144) and $79 for the nine-months ended September 30, 2012 and 2011, respectively	(26,728)	47,902	21,148	(9,269)
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $552 and ($514) for the three-months ended September 30, 2012 and 2011, respectively, and ($2,470) and ($1,631) for the nine-months ended September 30, 2012 and 2011, respectively	(24,880)	5,316	(59,893)	9,464
Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses), net of tax expense (benefit) of $22 and ($92) for the three-months ended September 30, 2012 and 2011, respectively, and ($72) and $1,418 for the nine-months ended September 30, 2012 and 2011, respectively	1,647	(301)	3,281	3,637
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $5 and $4 for the three-months ended September 30, 2012 and 2011, respectively, and $50 and $260 for the nine-months ended September 30, 2012 and 2011, respectively	412	(3,076)	108	(2,043)
Total other comprehensive income (loss)	(44,885)	37,128	(15,466)	7,897

Comprehensive income	379,270	410,112	1,177,599	915,175
Comprehensive loss attributable to non-controlling interest	-	-	-	694
Comprehensive income attributable to Celgene	$379,270	$410,112	$1,177,599	$915,869

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
Assets

Current assets:
Cash and cash equivalents	$2,715,534	$1,859,464
Marketable securities available for sale	1,117,402	788,690
Accounts receivable, net of allowances of $36,485 and $18,855 at September 30, 2012 and December 31, 2011, respectively	957,453	945,531
Inventory	235,866	189,573
Deferred income taxes	134,920	116,751
Other current assets	224,494	395,094
Assets held for sale	-	58,122
Total current assets	5,385,669	4,353,225

Property, plant and equipment, net	547,396	506,042
Intangible assets, net	3,188,303	2,844,698
Goodwill	2,042,837	1,887,220
Other assets	444,622	414,725
Total assets	$11,608,827	$10,005,910

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$324,895	$526,684
Accounts payable	110,394	121,525
Accrued expenses	744,065	701,707
Income taxes payable	2,006	30,042
Current portion of deferred revenue	12,100	14,346
Other current liabilities	157,849	138,424
Liabilities of disposal group	-	7,244
Total current liabilities	1,351,309	1,539,972

Deferred revenue, net of current portion	15,388	12,623
Income taxes payable	178,369	616,465
Deferred income taxes	1,083,197	775,022
Other non-current liabilities	482,541	273,516
Long-term debt, net of discount	2,769,313	1,275,585
Total liabilities	5,880,117	4,493,183

Commitments and Contingencies (Note 15)

Stockholders’ Equity:

Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at September 30, 2012 and December 31, 2011	-	-
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 495,171,932 and 487,381,255 shares at September 30, 2012 and December 31, 2011, respectively	4,952	4,874
Common stock in treasury, at cost; 71,201,387 and 49,889,078 shares at September 30, 2012 and December 31, 2011, respectively	(4,241,425)	(2,760,705)
Additional paid-in capital	7,283,505	6,764,479
Retained earnings	2,759,481	1,566,416
Accumulated other comprehensive income (loss)	(77,803)	(62,337)
Total stockholders’ equity	5,728,710	5,512,727

Total liabilities and stockholders’ equity	$11,608,827	$10,005,910

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,193,065	$907,278

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	59,853	53,051
Amortization	133,022	215,961
Allocation of prepaid royalties	1,370	16,214
Provision for accounts receivable allowances	14,626	3,375
Deferred income taxes	143,565	(101,510)
Impairment charges	64,866	118,000
Change in value of contingent consideration	26,287	(122,547)
Share-based compensation expense	171,041	162,958
Share-based employee benefit plan expense	15,125	14,567
Reclassification adjustment for cash flow hedges included in net income	(62,363)	7,833
Unrealized change in value of derivative instruments	47,903	(37,837)
Realized (gains) losses on marketable securities available for sale	158	(1,616)
Other, net	(93)	(994)

Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(34,558)	(188,503)
Inventory	(46,298)	73,776
Other operating assets	182,806	48,113
Assets held for sale, net	(1,176)	2,647
Accounts payable and other operating liabilities	88,359	90,344
Income tax payable	(469,129)	80,119
Deferred revenue	(267)	(2,756)
Net cash provided by operating activities	1,528,162	1,338,473

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,188,657	1,814,974
Purchases of marketable securities available for sale	(1,517,460)	(1,327,244)
Payments for acquisition of business, net of cash acquired	(352,245)	(180,000)
Proceeds from the sale of assets, net	15,782	93,185
Capital expenditures	(81,883)	(90,559)
(Purchases) refunds of investment securities	(29,988)	6,597
Other investing activities	(1,010)	(4,949)
Net cash provided by (used in) investing activities	(778,147)	312,004

Cash flows from financing activities:
Payment for treasury shares	(1,470,365)	(1,574,415)
Proceeds from short-term borrowing	3,874,416	404,843
Principal repayments on short-term borrowing	(4,075,374)	(135,750)
Proceeds from the issuance of long-term debt	1,486,682	-
Net proceeds from exercise of common stock options and warrants	321,064	92,258
Excess tax benefit from share-based compensation arrangements	19,867	15,734
Net cash provided by (used in) financing activities	156,290	(1,197,330)

Effect of currency rate changes on cash and cash equivalents	(50,235)	(9,348)

Net increase in cash and cash equivalents	856,070	443,799
Cash and cash equivalents at beginning of period	1,859,464	1,351,128

Cash and cash equivalents at end of period	$2,715,534	$1,794,927

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

(Dollars in thousands)

	Nine-Month Periods Ended
	September 30,
	2012	2011
Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized (gain) loss on marketable securities available for sale	$(3,209)	$(4,928)

Matured shares tendered in connection with stock option exercises	$(156)	$(16)

Supplemental disclosure of cash flow information:

Interest paid	$25,001	$26,179

Income taxes paid	$369,619	$79,159

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In all accompanying tables, amounts of dollars expressed in thousands,

except per share amounts, unless otherwise indicated)

1.    Nature of Business and Basis of Presentation

Celgene Corporation, together with its subsidiaries (collectively “we,” “our,” “us,” “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases.  We are dedicated to innovative research and development which is designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies.

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

New Accounting Pronouncements:  In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or ASU 2012-02.  ASU 2012-02 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test.  Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount.  ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for periods beginning after September 15, 2012. Early adoption is permitted and we intend to adopt this standard in the fourth quarter of 2012. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.    Acquisitions and Divestitures

Avila Acquisition

On March 7, 2012, or the Acquisition Date, we acquired all of the outstanding common stock of Avila Therapeutics, Inc., subsequently renamed Celgene Avilomics Research, herein referred to as Avila.  The acquisition resulted in Avila becoming our wholly-owned subsidiary.  The results of operations for Avila are included in our consolidated financial statements from the Acquisition Date and the assets and liabilities of Avila have been recorded at their respective fair values on the Acquisition Date and consolidated with our other assets and liabilities.  Avila’s results of operations prior to the Acquisition Date were determined to be immaterial to us; therefore, pro forma financial statements are not required to be presented.

We paid $352.2 million in cash, net of cash acquired, and may make additional payments of up to an estimated maximum of $595.0 million in contingent developmental and regulatory milestone payments.

Avila is a clinical-stage biotechnology company focused on the design and development of targeted covalent drugs to achieve best-in class outcomes.  Avila’s product pipeline has been created using its proprietary Avilomics™ platform for developing targeted covalent drugs that treat diseases through protein silencing. Avila’s most advanced product candidate, CC-292, formerly AVL-292, a potential treatment for cancer and autoimmune diseases, is currently in phase I clinical testing.  We acquired Avila to enhance our portfolio of potential therapies for patients with life-threatening illnesses worldwide.

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

We estimated the fair value of potential contingent consideration using a probability-weighted income approach, which reflects the probability and timing of future potential payments.  This fair value measurement is based on significant input not observable in the market and thus represents a Level 3 liability within the fair value hierarchy. The resulting probability-weighted cash flows were discounted using a discount rate based on a market participant assumption.

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

Fair value amounts allocated to contingent consideration and certain assets have been adjusted during the three-month period ended September 30, 2012 based on analysis of facts and circumstances that existed as of the Acquisition Date.  These measurement period adjustments were not significant and did not have a significant impact on our financial condition, results of operations or cash flows in any interim period in 2012 and, therefore, we did not retrospectively adjust our interim financial statements for prior periods.

The acquisition has been accounted for using the acquisition method of accounting which requires that most assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date and

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

requires the fair value of acquired IPR&D to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

The fair value of consideration transferred in the acquisition of Avila is shown in the table below:

Fair Value at the Acquisition Date

Cash	$363,405
Contingent consideration	171,654
Total fair value of consideration transferred	$535,059

The purchase price allocation resulted in the following amounts being allocated to the assets acquired and liabilities assumed at the Acquisition Date based upon their respective fair values summarized below:

Amounts Recognized as of Acquisition Date
Working capital (1)	$11,987
Property, plant and equipment	2,559
Platform technology intangible asset (2)	330,800
In-process research and development product rights	198,400
Net deferred tax liability (3)	(164,993)
Total identifiable net assets	378,753
Goodwill	156,306
Net assets acquired	$535,059

(1)       Includes cash and cash equivalents, accounts receivable, other current assets, accounts payable and other current liabilities.

(2)       Platform technology related to the Avilomics™ discovery platform which is being amortized over a useful life of seven years based on the estimated useful life of the platform.

(3)       Includes current deferred income tax asset of $14.7 million and non-current deferred tax liability of $179.7 million.

The fair values of current assets, current liabilities and property, plant and equipment were determined to approximate their book values.

The fair value of the platform technology intangible asset was based primarily on expected cash flows from future product candidates to be developed from the Avilomics™ platform and the fair value assigned to acquired IPR&D was primarily based on expected cash flows from the CC-292 product candidate which is in phase I testing.  The values assigned to the platform technology intangible asset and the IPR&D asset were determined by estimating the costs to develop CC-292 and future product candidates into commercially viable products, estimating the resulting revenue from the potential products, and discounting the net cash flows to present value.  The revenue and cost projections used were reduced based on the probability of developing new drugs. Additionally, the projections considered the relevant market sizes, growth factors and the nature and expected timing of new product introductions. The resulting net cash flows from such potential products are based on our estimates of cost of sales, operating expenses, and income taxes.  The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.  Acquired IPR&D will be accounted for as an indefinite-lived intangible asset until regulatory approval in specified markets or discontinuation of CC-292.

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

Sale of Facilities

Two manufacturing and research facilities located in Melrose Park, Illinois, and the equipment associated with operations at those facilities, were sold in June 2012 to APP Pharmaceuticals, Inc. (now known as Fresenius Kabi USA, LLC), or APP, a subsidiary of Fresenius Kabi AG.  APP manufactures ABRAXANE® at one of the facilities.  In exchange for the facilities, we received rights to free and reduced cost manufacturing of specified quantities of ABRAXANE®, which we recorded as current or non-current assets based on anticipated timing of delivery, a five-year rent-free lease of a portion of one of the facilities, and a net cash payment of $1.8 million.  The transaction did not result in any gain or loss.

4.    Earnings Per Share

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
(Amounts in thousands, except per share)	2012	2011	2012	2011

Net income attributable to Celgene	$424,155	$372,984	$1,193,065	$907,972

Weighted-average shares:
Basic	427,209	452,019	434,062	460,161
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	9,063	7,511	9,370	6,891
Diluted	436,272	459,530	443,432	467,052

Net income per share:
Basic	$0.99	$0.83	$2.75	$1.97
Diluted	$0.97	$0.81	$2.69	$1.94

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 11,588,987 and 21,682,141 shares for the three-month periods ended September 30, 2012 and 2011, respectively.  The total number of potential common shares excluded for the nine-month periods ended September 30, 2012 and 2011 was 11,462,879 and 26,846,063, respectively.

Since April 2009, our Board of Directors has approved repurchases of up to an aggregate of $6.5 billion of our common stock, including $2.5 billion approved by our Board of Directors during their June 2012 meeting.  As of September 30, 2012, an aggregate of 67,008,026 shares of common stock were repurchased under the program, including 10,766,077 shares of common stock repurchased during the three-month period

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ended September 30, 2012.  As of September 30, 2012, we had a remaining open-ended repurchase authorization of $2.417 billion.

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

					Total
				Foreign	Accumulated
		Net Unrealized	Net Unrealized	Currency	Other
	Pension	Gains (Losses) From	Gains (Losses)	Translation	Comprehensive
	Liability	Marketable Securities	From Hedges	Adjustment	Income (Loss)
Balance December 31, 2011	$(5,382)	$4,707	$5,713	$(67,375)	$(62,337)
Other comprehensive income (loss)	-	3,389	(38,745)	19,890	(15,466)
Balance September 30, 2012	$(5,382)	$8,096	$(33,032)	$(47,485)	$(77,803)

Balance December 31, 2010	$(3,836)	$3,102	$(15,556)	$(57,477)	$(73,767)
Other comprehensive income (loss)	-	3,145	(1,356)	6,108	7,897
Balance September 30, 2011	$(3,836)	$6,247	$(16,912)	$(51,369)	$(65,870)

6.    Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and the valuation techniques we utilized to determine such fair value.  Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Our Level 1 assets consist of marketable equity securities.  Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.  Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts.  Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.  We do not have any Level 3 assets.  Our Level 1 liability relates to our publicly traded contingent value rights, or CVRs.  Our Level 2 liability relates to written foreign currency options.  The Level 3 liability consists of contingent consideration related to undeveloped product rights resulting from the acquisition of Gloucester Pharmaceuticals, Inc., or Gloucester, and contingent consideration related to the undeveloped product rights and the technology platform acquired from the Avila acquisition.  The estimated maximum potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are $120.0 million and $595.0 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$1,117,402	$485	$1,116,917	$-
Cash equivalents	83,098	-	83,098	-
Interest rate swaps	639	-	639	-
Forward currency contracts	8,626	-	8,626	-
Purchased currency options	6,274	-	6,274	-
Total assets	$1,216,039	$485	$1,215,554	$-

Liabilities:
Contingent value rights	$(122,465)	$(122,465)	$-	$-
Written currency options	(6,388)	-	(6,388)	-
Other acquisition related
contingent consideration	(212,950)	-	-	(212,950)
Total liabilities	$(341,803)	$(122,465)	$(6,388)	$(212,950)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$788,690	$560	$788,130	$-
Forward currency contracts	48,561	-	48,561	-
Total assets	$837,251	$560	$836,691	$-

Liabilities:
Contingent value rights	$(60,583)	$(60,583)	$-	$-
Other acquisition related
contingent consideration	(76,890)	-	-	(76,890)
Total liabilities	$(137,473)	$(60,583)	$-	$(76,890)

There were no security transfers between Levels 1 and 2 in the nine-month period ended September 30, 2012.  The following tables represent a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	Nine-Month Periods Ended September 30,
	2012	2011

Assets:
Balance at beginning of period	$-	$23,372
Amounts acquired or issued	-	-
Net realized and unrealized gains	-	1,182
Settlements	-	(22,477)
Transfers in and/or out of Level 3	-	-
Balance at end of period	$-	$2,077

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Settlements of $22.5 million during the nine-month period ended September 30, 2011 consisted of Level 3 instruments that were considered non-core assets acquired in the acquisition of Abraxis BioScience, Inc., or Abraxis, and were included in the sale of the non-core assets in April 2011.

	Nine-Month Periods Ended September 30,
	2012	2011

Liabilities:
Balance at beginning of period	$(76,890)	$(252,895)
Amounts acquired or issued	(171,654)	-
Net change in fair value	35,594	(14,198)
Settlements	-	-
Transfers in and/or out of Level 3	-	180,000
Balance at end of period	$(212,950)	$(87,093)

Level 3 liabilities issued during the nine-month period ended September 30, 2012 consist of contingent consideration related to the acquisition of Avila.  Transfers out of Level 3 during the nine-month period ended September 30, 2011 consisted of a $180.0 million milestone that was part of the contingent consideration in the Gloucester acquisition.  This milestone was valued based on the contractually defined amount of the milestone and paid in July 2011.

7.    Derivative Instruments and Hedging Activities

Our revenue and earnings, cash flows and fair values of assets and liabilities can be impacted by fluctuations in foreign exchange rates and interest rates.  We manage the impact of foreign exchange rate and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency option contracts, foreign currency forward contracts, treasury rate lock agreements and interest rate swap contracts.

Foreign Currency Risk Management

We have established revenue hedging and balance sheet risk management programs to mitigate volatility in future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

Through our revenue hedging program, we endeavor to reduce the impact of possible unfavorable changes in foreign exchange rates on our future U.S. dollar cash flows that are derived from foreign currency denominated sales. To achieve this objective, we hedge a portion of our forecasted foreign currency denominated sales that are expected to occur in the foreseeable future, typically within the next three years.  We manage our anticipated transaction exposure principally with foreign currency forward contracts and occasionally foreign currency put and call options.

Foreign Currency Forward Contracts:  We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at September 30, 2012 and December 31, 2011 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at September 30, 2012 and December 31, 2011:

	Notional Amount
Foreign Currency	September 30, 2012	December 31, 2011

Australian Dollar	$11,483	$17,169
British Pound	94,407	53,764
Canadian Dollar	163,078	67,281
Euro	389,452	714,446
Japanese Yen	504,668	606,538
Swiss Franc	337	49,182
Total	$1,163,425	$1,508,380

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis.  As of September 30, 2012, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period.  The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2012 and December 31, 2011 were $947.9 million and $916.9 million, respectively.

Foreign Currency Option Contracts: During the three-month period ended September 30, 2012, we hedged a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in euros.  Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and amounts but with different strike prices; this combination of transactions is generally referred to as a “collar”.  The expiration dates and notional amounts correspond to the amount and timing of forecasted future foreign currency sales.  If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows, however this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.  The premium collected from the call option partially offsets the premium paid for the purchased put option.  At the same time, in order to offset the upfront cost of this collar, a local currency put option is sold with a lower strike price and the same expiration dates and amounts as the option contracts that are used to hedge sales.  The written put is not designated as a hedging instrument and gains and losses associated with the written put option are recorded on the income statement as other income (expense), net.  If the U.S. dollar strengthens relative to the currency of the hedged foreign currency sales to levels that reduce the exchange rate of the foreign currency below the strike price of this written put option, the put option would increase in value, resulting in losses to us equal to the difference between the strike price and the actual exchange rate multiplied by the notional amount of the hedged foreign currency sales.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at September 30, 2012 and December 31, 2011:

	Notional Amount*
Foreign Currency Option	September 30, 2012	December 31, 2011

Designated as hedging activity:
Purchased Put	$228,779	$-
Written Call	$235,920	$-

Not designated as hedging activity:
Written Put	$215,952	$-

* U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option.  The local currency notional amounts of our purchased put, written call, and written put options are equal to each other.

Interest Rate Risk Management

Treasury Rate Lock Agreements:  During the nine-month period ended September 30, 2012, we entered into treasury rate lock agreements, or treasury rate locks, in anticipation of issuing fixed-rate notes that were issued in August 2012.  With the exception of a short period in June when certain outstanding treasury rate locks were not designated as hedges, our treasury rate locks were designated as cash flow hedges and, to the extent effective, any realized or unrealized gains or losses on them were reported in OCI and will be recognized in income over the life of the anticipated fixed-rate notes.  Treasury rate locks were settled during the nine-month period ended September 30, 2012 which resulted in losses of $35.3 million that were recorded to OCI.  During the short period in June when we had outstanding treasury rate locks that were not considered hedging instruments, we recorded the change in fair value of $3.7 million in other income (expense), net.  No material amounts were recorded in income during the nine-month periods ended September 30, 2012 or 2011 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. At September 30, 2012 we had no outstanding treasury rate locks.

Interest Rate Swap Contracts:  From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts.  The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates.  Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap is recorded on the Consolidated Balance Sheets with no net impact recorded in income.  Any net interest payments made or received on interest rate swap contracts are recognized as interest expense.

At September 30, 2012, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts matched the amount of the hedged fixed-rate notes.  Our swap contracts outstanding at September 30, 2012 will mature in 2022, with an aggregate notional amount of $200.0 million, which effectively converts a portion of our $1.0 billion, 3.25% fixed-rate notes due in 2022 to a floating rate.  In August 2011, we settled outstanding interest rate swap contracts we entered into with respect to our $500.0 million, 2.45% fixed-rate notes due in 2015 resulting in the receipt of $34.3 million.  The proceeds from the settlements are being accounted for as a reduction of current and future interest expense associated with these notes.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
	Other current assets	$25,278	Other current assets	$14,199
Foreign exchange	Other current liabilities	16,689	Other current liabilities	24,628
contracts*	Other non-current assets	5,375	Other non-current assets	3,249
	Other non-current liabilities	3,859	Other non-current liabilities	6,221

Interest rate swap	Other current assets	151	Other current assets	-
agreements	Other non-current assets	489	Other non-current assets	-

Derivatives not designated as hedging instruments:
	Other current assets	52,015	Other current assets	39,713
Foreign exchange	Other current liabilities	796	Other current liabilities	8,166
contracts*	Other non-current assets	10,857	Other non-current assets	9,790
	Other non-current liabilities	-	Other non-current assets	392
Total		$115,509		$106,358

December 31, 2011
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:

Foreign exchange contracts*	Other current assets Other current liabilities Other non-current liabilities	$68,889 129 -	Other current assets Other current liabilities Other non-current liabilities	$32,430 3,940 24,832

Derivatives not designated as hedging instruments:

Foreign exchange contracts*	Other current assets Other current liabilities Other non-current assets	66,639 2,462 36,684	Other current assets Other current liabilities Other non-current assets	10,395 22,289 32,356
Total		$174,803		$126,242

*  Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash flow hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2012 and 2011, respectively:

	Three-Month-Period Ended September 30, 2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign exchange contracts	$(24,500)	Net product sales	$24,784	Other income, net	$(1,681)	(2)
Treasury rate lock agreements	$(3,492)	Interest expense	$(457)

(1)          Net gains of $1,983 are expected to be reclassified from Accumulated OCI into income in the next 12 months.

(2)          The amount of net losses recognized in income represents $2,230 in losses related to the ineffective portion of the hedging relationships and $549 of gains related to amounts excluded from the assessment of hedge effectiveness.

	Three-Month-Period Ended September 30, 2011
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign exchange contracts	$47,987	Net product sales	$(4,802)	Other income, net	$(6,256)	(1)

(1)          The amount of net losses recognized in income represents $2,125 in gains related to the ineffective portion of the hedging relationships and $8,381 of losses related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign exchange contracts	$43,258	Net product sales	$62,820	Other income, net	$(3,422)	(2)
Treasury rate lock agreements	$(35,255)	Interest Expense	$(457)

(1)         Net gains of $1,983 are expected to be reclassified from Accumulated OCI into income in the next 12 months.

(2)         The amount of net losses recognized in income represents $7,472 in losses related to the ineffective portion of the hedging relationships and $4,050 of gains related to amounts excluded from the assessment of hedge effectiveness.

	Nine-Month Period Ended September 30, 2011
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign exchange contracts	$(9,190)	Net product sales	$(7,833)	Other income, net	$(6,021)	(1)

(1)          The amount of net losses recognized in income represents $566 in losses related to the ineffective portion of the hedging relationships and $5,455 of losses related to amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2012 and 2011:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
	Recognized in Income	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument	on Derivative	2012	2011	2012	2011

Interest rate swaps	Interest Expense	$1,959	$2,620	$5,561	$6,356

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2012 and 2011:

	Location of Gain (Loss)	Amount of Gain (Loss) Recognized in Income on Derivative
	Recognized in Income	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
Instrument	on Derivative	2012	2011	2012	2011

Foreign exchange contracts	Other income, net	$(11,457)	$(46,586)	$4,470	$(11,666)
Treasury rate lock agreements	Other income, net	$-	$-	$3,718	$-

The impact of gains and losses on derivatives not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included in other income (expense), net for all periods presented.

8.    Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $1.445 billion and $738.7 million at September 30, 2012 and December 31, 2011, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at September 30, 2012 and December 31, 2011 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gain	Loss	Value

U.S. Treasury securities	$452,083	$374	$(8)	$452,449
U.S. government-sponsored agency securities	239,470	247	(19)	239,698
U.S. government-sponsored agency MBS	261,620	1,884	(1,067)	262,437
Non-U.S. government, agency and Supranational securities	5,535	25	-	5,560
Corporate debt - global	155,756	1,025	(8)	156,773
Marketable equity securities	407	78	-	485
Total available-for-sale marketable securities	$1,114,871	$3,633	$(1,102)	$1,117,402

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gain	Loss	Value

U.S. Treasury securities	$228,996	$58	$(38)	$229,016
U.S. government-sponsored agency securities	196,833	81	(69)	196,845
U.S. government-sponsored agency MBS	256,440	600	(1,901)	255,139
Non-U.S. government, agency and Supranational securities	2,666	19	-	2,685
Corporate debt - global	104,181	497	(233)	104,445
Marketable equity securities	407	153	-	560
Total available-for-sale marketable securities	$789,523	$1,408	$(2,241)	$788,690

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency mortgage-backed securities, or MBS, include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt–global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.  Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at September 30, 2012.

Duration periods of available-for-sale debt securities at September 30, 2012 were as follows:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$449,266	$450,044
Duration of one through three years	600,905	602,095
Duration of three through five years	64,293	64,778
Total	$1,114,464	$1,116,917

9.    Inventory

A summary of inventories by major category at September 30, 2012 and December 31, 2011 follows:

	September 30,	December 31,
	2012	2011

Raw materials	$67,767	$50,533
Work in process	105,680	115,170
Finished goods	62,419	23,870
Total	$235,866	$189,573

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

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
September 30, 2012	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(765,398)	$1,420,602	11.9
Technology	333,333	(27,947)	305,386	7.0
Licenses	64,250	(8,986)	55,264	16.8
Other	41,388	(13,384)	28,004	8.8
	2,624,971	(815,715)	1,809,256	11.3

Non-amortized intangible assets:
Acquired IPR&D product rights	1,379,047	-	1,379,047

Total intangible assets	$4,004,018	$(815,715)	$3,188,303

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2011	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(666,142)	$1,519,858	11.9
Technology	2,534	(190)	2,344	10.0
Licenses	64,250	(6,108)	58,142	16.8
Other	40,600	(10,246)	30,354	8.8
	2,293,384	(682,686)	1,610,698	11.9

Non-amortized intangible assets:
Acquired IPR&D product rights	1,234,000	-	1,234,000

Total intangible assets	$3,527,384	$(682,686)	$2,844,698

The increase in gross carrying value of intangible assets at September 30, 2012 compared to December 31, 2011 was primarily due to the acquisition of Avila, which resulted in increases of $330.8 million in technology and $198.4 million in IPR&D product rights.  The net change in the gross carrying value of acquired IPR&D product rights also included an aggregate $53.3 million of impairment charges, including $31.2 million in the three-month period ended September 30, 2012, related to the IPR&D product right for ISTODAX® for peripheral T-cell lymphoma, or PTCL, in Europe.  The initial charge reflected a negative opinion issued by the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, for a similar product.  The subsequent charge was recorded to reflect the negative opinion issued by CHMP regarding the Marketing Authorization Application submitted for ISTODAX® for the treatment of PTCL.  In addition, the contingent consideration liability from the acquisition of Gloucester relating to the approval of ISTODAX® for PTCL in Europe was reduced by $46.5 million and $59.9 million during the three- and nine-month periods ended September 30, 2012, respectively, resulting in the recognition of gains of those amounts in the respective periods.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense was $46.4 million and $75.3 million for the three-month periods ended September 30, 2012 and 2011, respectively.  Amortization expense was $133.0 million and $214.9 million for the nine-month periods ended September 30, 2012 and 2011, respectively.  Amortization expense was higher during the three- and nine-month periods ended September 30, 2011 than during the corresponding periods in 2012 primarily due to the inclusion of amortization expense related to Vidaza in the U.S., which became fully amortized during the third quarter of 2011.  Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2012 through 2016 is estimated to be in the range of approximately $205.0 million to $303.0 million annually.

Goodwill:  At September 30, 2012, our goodwill related to the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2011	$1,887,220
Acquisition of Avila (see Note 3)	156,306
Tax benefit on the exercise of Pharmion converted stock options	(689)
Balance at September 30, 2012	$2,042,837

11.  Debt

Senior Notes: Summarized below are the carrying values of our senior notes at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
2.450% senior notes due 2015	$521,889	$527,191
1.900% senior notes due 2017	498,958	-
3.950% senior notes due 2020	498,937	498,854
3.250% senior notes due 2022	999,984	-
5.700% senior notes due 2040	249,545	249,540
Total long-term debt	$2,769,313	$1,275,585

At September 30, 2012, the fair value of our outstanding Senior Notes was $2.866 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

In August 2012, we issued an additional $1.5 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 1.90% Senior Notes due 2017, or the 2017 notes, and $1.0 billion aggregate principal amount of 3.25% Senior Notes due 2022 (the “2022 notes” and, together with the 2017 notes, referred to herein as the “2012 issued notes”). The 2012 issued notes were issued at 99.786% and 99.949% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity.  Offering costs of approximately $11.7 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.  Interest on the notes is payable semi-annually in arrears on February 15 and August 15 each year beginning February 15, 2013 and the principal on each note is due in full at their respective maturity dates.  The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and principal discounted to the date of redemption on a semi-annual basis plus 20 basis points in the case of the 2017 notes and 25 basis points in the case of the 2022 notes.  If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

During the nine-month period ended September 30, 2012, we entered into treasury rate lock agreements, or treasury rate locks, in anticipation of issuing the fixed-rate notes that were issued in August 2012.  Losses related to these treasury rate locks of $35.3 million have been recognized in OCI during the nine-month period ended September 30, 2012 and will be recognized as interest expense over the life of the 2017 notes and the 2022 notes.

At September 30, 2012, we were a party to four pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes.  The four interest rate swap contracts outstanding as of September 30, 2012, mature in 2022, with an aggregate notional amount of $200.0 million, which effectively converted a portion the Company’s $1.0 billion, 3.25% fixed-rate notes due in 2022 to a floating rate.  Additional interest rate swap contracts with an aggregate notional amount of $300.0 million were entered into in October 2012 as fair value hedges of our $0.5 billion, 1.90% fixed-rate notes due in 2017.

Commercial Paper:  The carrying value of Commercial Paper as of September 30, 2012 and December 31, 2011 was $324.9 million and $401.4 million, respectively, and approximated its fair value.  The effective interest rate on the outstanding Commercial Paper balance at September 30, 2012 was 0.5%.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility, or the Credit Facility, that provides revolving credit in the aggregate amount of $1.0 billion.  Amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of September 30, 2012 and December 31, 2011, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all financial debt covenants as of September 30, 2012.

Credit Facility:  In November 2011, we entered into an uncommitted facility, or the Facility, not exceeding an aggregate $125.0 million.  As of December 31, 2011, $125.0 million was outstanding under the Facility and accounted for as short-term borrowings.  The outstanding balance was repaid in January 2012 and there was no outstanding borrowing under the Facility as of September 30, 2012.

12.    Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan as amended and restated in 2009, and further amended in 2011 and 2012, or the Plan, that provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other share-based awards to our employees and officers.  The Management Compensation and Development Committee of the Board of Directors, or the Compensation Committee, may determine the type, amount and terms, including vesting, of any awards made under the Plan.

On June 13, 2012, our stockholders approved an amendment of the Plan, which included the following key modifications: adoption of an aggregate share reserve of 95,981,641 shares of Common Stock, which includes an increase in the share reserve by 14,000,000 shares; extension of the term of the plan through April 18, 2022; a change in the weighting of  full-value awards such as restricted stock and restricted stock units such that the weighting of grants of full-value awards will be increased from 1.6 shares for every share granted to 2.1 shares for every share granted for purposes of determining usage of the aggregate share reserve.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2012 and 2011:

	Three-Month Periods Ended		Nine-Month Periods Ended
	September 30,		September 30,
	2012	2011	2012	2011

Cost of goods sold	$3,315	$2,627	$9,174	$7,054
Research and development	27,274	24,527	75,858	79,998
Selling, general and administrative	32,118	27,198	86,009	75,906
Total share-based compensation expense	62,707	54,352	171,041	162,958
Tax benefit related to share-based compensation expense	17,025	13,728	45,761	41,598
Reduction in income	$45,682	$40,624	$125,280	$121,360

Share-based compensation cost included in inventory was $1.1 million and $2.0 million at September 30, 2012 and December 31, 2011, respectively.

We utilize share-based compensation in the form of stock options, restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs.  The following table summarizes the activity for stock options, RSUs and PSUs for the nine-month period ended September 30, 2012:

			Performance-
		Restricted	Based Restricted
	Stock	Stock	Stock
	Options	Units	Units

Outstanding at December 31, 2011	44,526,748	3,019,943	28,500

Changes during the Year:
Granted	6,904,411	1,669,856	-
Exercised / Released	(7,080,447)	(405,586)	-
Forfeited	(1,049,012)	(145,927)	(3,000)
Expired	(77,932)	N/A	N/A
Outstanding at September 30, 2012	43,223,768	4,138,286	25,500

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at September 30, 2012 were as follows (dollars in thousands):

		Restricted	Performance-
	Stock	Stock	Based Restricted
	Options	Units	Stock Units

Unrecognized compensation cost	$284,519	$165,240	$832
Expected weighted-average period in years of compensation cost to be recognized	2.3	1.8	1.3

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Our tax returns are under routine examination in many taxing jurisdictions.  The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed.  During the three months ended June 30, 2012, we settled an examination with the U.S. Internal Revenue Service, or the IRS, for the years ended December 31, 2006, 2007 and 2008. Our U.S. federal income tax returns have now been audited by the IRS through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009, 2010, and 2011 are currently under examination by the IRS.  We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.

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

During the second quarter of 2012, we settled examinations with various taxing authorities related to tax positions taken in prior years.  The settlements resulted in a decrease in our gross unrecognized tax benefits of $450.6 million, exclusive of interest, and a reduction to income tax expense of $318.6 million.  The decrease in unrecognized tax benefits and the reduction to income tax expense reflect the impact of the settlements on tax returns filed in various taxing jurisdictions for the years examined as well as certain adjustments to unrecognized tax benefits for years subsequent to the examination period.  Increases to the amount of unrecognized tax benefits since January 1, 2012 of approximately $41.2 million relate primarily to current year operations.  The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.  Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a significant decrease in our unrecognized tax benefits.  Our estimates of tax benefits and potential tax benefits may not be representative

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

We do not provide for U.S. federal or state income taxes on unremitted earnings of foreign subsidiaries that are indefinitely invested outside the United States.  During the second quarter of 2012, we concluded that approximately $900.0 million of our foreign earnings may not be required for use in offshore operations, and are no longer treated as permanently reinvested. Accordingly, we recorded a deferred tax liability of $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should those earnings be repatriated.  In drawing this conclusion, we considered our future sources of funds as well as our global operating and strategic liquidity needs.

14.    Collaboration Agreements

We have entered into a number of collaborations in the ordinary course of business, as is customary in our industry.  See Note 19 of the Notes to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for a more comprehensive description of existing collaboration agreements entered into prior to January 1, 2012.

Epizyme:  On April 2, 2012, we entered into a collaboration and license agreement with Epizyme, Inc., or Epizyme, to discover, develop and commercialize novel therapeutic compounds by inhibiting histone methyltransferases (HMTs), an important epigenetic target class.

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

The option term expires on either July 9, 2015, or July 9, 2016 if we unilaterally extend the option term for a fourth year and pay an option extension fee.  Further, if an HMT target or targets are selected then the agreement shall expire upon the expiration of all applicable royalty terms under the agreement with respect to all licensed Epizyme compounds.  Upon the expiration of the agreement, we will have a fully paid-up, royalty-free license to use Epizyme intellectual property to manufacture, market, use and sell such licensed Epizyme compounds developed under the agreement outside the United States.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Collaboration Arrangements in 2012:    In addition to the collaboration agreement described above, we entered into other collaborative arrangements during 2012 that resulted in research and development expenses of $65.0 million, of which $55.0 million were made during the three-month period ended September 30, 2012.  We also became party to a number of collaboration agreements as a result of our acquisition of Avila during 2012.  We do not consider these collaboration arrangements to be significant.

15.    Commitments and Contingencies

Collaboration Arrangements:  We have entered into certain research and development collaboration agreements, as identified in Note 14, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets.  Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.  Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in our accompanying Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the third quarter of 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General are conducting related investigations.  We are cooperating in connection with these investigations.

REVLIMID®: We have publicly announced that we received a Notice Letter dated August 30, 2010, sent from Natco Pharma Limited of India (“Natco”) notifying us of Natco’s Abbreviated New Drug Application, or ANDA, which contains Paragraph IV certifications against certain of Celgene’s patents that are listed in the U.S. Federal Drug Administration’s, or FDA, Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) for REVLIMID® (lenalidomide).  Under the Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA containing a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the Orange Book.  Natco’s Notice letter alleges, among other things, that certain claims of United States Patent Nos. 5,635,517 (the “‘517 patent”), 6,045,501 (the “‘501 patent”), 6,315,720 (the “‘720 patent”), 6,555,554 (the “‘554 patent”), 6,561,976 (the “‘976 patent”), 6,561,977 (the “‘977 patent”), 6,755,784 (the “‘784 patent”), 7,119,106 (the “‘106 patent”) and 7,465,800 (the “800 patent”) are invalid, unenforceable, and/or not infringed.  Natco’s Notice Letter was sent pursuant to Natco having filed an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg REVLIMID® capsules.

On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to the ‘517 patent, the ‘501 patent, United States Patent No. 6,281,230 (the “‘230 patent”), the ‘720 patent, the ‘554 patent, the ‘976 patent, the ‘977 patent, the ‘784 patent, the ‘106 patent and the ‘800 patent.

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

On June 12, 2012, we received a Second Notice Letter from Natco, notifying us of Natco’s submission in its ANDA of new, additional Paragraph IV certifications against the ‘517 patent, the ‘230 patent and United States Patent Nos. 7,189,740 (the “‘740 patent”), 7,855,217 (the “‘217 patent”) and 7,968,569 (the “‘569 patent”).  On July 20, 2012, we filed a new infringement action in the United States District Court of New Jersey against Natco, Arrow, Watson Laboratories, Inc. and Watson Pharmaceuticals, Inc. in response to the Second Notice Letter with respect to the ‘517 patent, the ‘230 patent, the ‘740 patent, and the ‘569 patent, as well as two non-Orange Book listed patents, United States Patent Nos. 7,977,357 (the “‘357 patent”) and 8,193,219 (the “‘219 patent”).  Natco filed its Answer and Counterclaims on September 28, 2012. A revised Scheduling Order has not yet been entered by the Court.

If Natco is successful in challenging our patents in either litigation, and the FDA were to approve Natco’s ANDA with a comprehensive education and risk management program for a generic version of lenalidomide, sales of REVLIMID® could be significantly reduced in the United States by the entrance of a generic lenalidomide product, potentially reducing our revenue.

We believe that Natco’s counterclaims in the first action, and any claim that it raises in the second action, are unlikely to be sustainable and we intend to vigorously defend our patent rights.  We believe it unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuits, and that all of the patent claims would be deemed to be invalid, unenforceable and/or not infringed.  Accordingly, we believe that the

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ultimate outcome is not expected to have a material adverse effect on our financial condition or results of operations.

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

VIDAZA®:   On September 28, 2012, we were named as a defendant in a complaint filed by Ivax LLC (formerly Ivax Corporation) in the United States District Court for the Southern District of Florida.  Ivax LLC alleges that we have infringed the claims of United States Patent No. 7,759,481 by making, using, and selling VIDAZA® brand drug in the United States.  We filed an answer to this complaint on October 19, 2012. We intend to vigorously defend against this infringement suit.  If the suit against us is successful, we may have to pay damages, ongoing royalties or license rights from the plaintiff.  However, we believe that (a) it is unlikely that the plaintiff in this matter will prevail and (b) the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

17.  Subsequent Event

In October 2012, the FDA approved ABRAXANE® for the first-line treatment of locally advanced or metastatic non-small cell lung cancer, in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy.  The FDA approval was based on tumor response rates and did not result in the use of a marketing label that includes a progression-free survival claim, and accordingly, the CVR milestone payment #1, as described in Note 2 to Notes to Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K, has not been achieved.  This approval will result in the related $1.172 billion intangible asset obtained from the Abraxis acquisition being reclassified in October 2012 from an acquired IPR&D intangible to an acquired developed product rights intangible asset and amortization will commence in October 2012.

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

Executive Summary

Celgene Corporation, together with its subsidiaries (collectively “we,” “our,”  “us,” “Celgene” or the “Company”), is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.  We are dedicated to innovative research and development which is designed to bring new therapies to market, and we are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies.

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

•                  ABRAXANE® is a solvent-free chemotherapy treatment option for metastatic breast cancer and metastatic non-small cell lung cancer which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. It is approved for the treatment of metastatic breast cancer in the United States and specific international markets and for the treatment of metastatic non-small cell lung cancer in the United States.  ABRAXANE® is currently in various stages of investigation for the treatment of the following cancers: expanded applications for metastatic breast, non-small cell lung, malignant melanoma, pancreatic, bladder and ovarian.  In October, 2012, the U.S. Food and Drug Administration, or FDA, approved ABRAXANE® for the first-line treatment of locally advanced or metastatic non-small cell lung cancer, in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy.  The FDA approval was based on tumor response rates and did not result in the use of a marketing label that includes a progression-free survival claim, and accordingly, the CVR milestone payment #1, as described in Note 2 to Notes to Consolidated Financial Statements contained in our 2011 Annual Report on Form 10-K, has not been achieved.

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

We continue to invest substantially in research and development, and the drug candidates in our pipeline are at various stages of preclinical and clinical development.  These candidates include: pomalidomide, our leading oral anti-myeloma agent; apremilast, our PDE 4 inhibitor that inhibits multiple proinflammatory mediators; PDA-001, our leading cellular therapy; CC-292 for cancer and autoimmune diseases; CC-486 (oral azacitidine), CC-223 and CC-115 for hematological and solid tumor malignancies; CC-122, our anti-cancer pleiotropic pathway modifier; and ACE-011 and ACE-536 biological products for anemia in several clinical settings of unmet need.  We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the three-month periods ended September 30, 2012 and 2011:

	Three-Month Periods Ended
	September 30,			Percent
(In thousands $, except earnings per share)	2012	2011	Increase	Change

Total revenue	$1,419,251	$1,249,737	$169,514	13.6%
Net income attributable to Celgene	$424,155	$372,984	$51,171	13.7%
Diluted earnings per share attributable to Celgene	$0.97	$0.81	$0.16	19.8%

The increase in revenue for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011 was primarily due to the continued growth in sales of REVLIMID® and VIDAZA® in both U.S. and international markets.  Net income and diluted earnings per share for the three-month period ended September 30, 2012 were favorably impacted by the following: higher level of revenue; decrease in cost of goods sold, partly due to lower royalties and manufacturing costs; and reduced amortization of acquired intangible assets due to certain intangible assets becoming fully amortized at the end of 2011. These items were partly offset by an increase in research and development costs, which included an increase in upfront payments related to collaboration agreements.

	Nine-Month Periods Ended
	September 30,			Percent
(In thousands $, except earnings per share)	2012	2011	Increase	Change

Total revenue	$4,059,303	$3,558,173	$501,130	14.1%
Net income attributable to Celgene	$1,193,065	$907,972	$285,093	31.4%
Diluted earnings per share attributable to Celgene	$2.69	$1.94	$0.75	38.7%

The increase in revenue for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011 was primarily due to the continued growth in sales of REVLIMID® and VIDAZA® in both U.S. and international markets.  Net income and diluted earnings per share for the nine-month period ended September 30, 2012 were favorably impacted by the following: higher level of revenue; decrease in cost of goods sold, partly due to lower royalties; and reduced amortization of acquired intangible assets due to certain intangible assets becoming fully amortized at the end of 2011. Other favorable earnings items included the 2011 divestment of Abraxis non-core activities and the 2011 inclusion of $90.3 million in inventory step-up amortization for sales of ABRAXANE®. These items were partly offset by an increase in research and development costs, which included an increase in upfront payments related to collaboration agreements and an increase in acquisition related charges.

Results of Operations:

Three-month periods ended September 30, 2012 and 2011

Total Revenue:  Total revenue and related percentages for the three-month periods ended September 30, 2012 and 2011 were as follows:

	Three-Month Periods Ended
	September 30,		Increase	Percent
(In thousands $)	2012	2011	(Decrease)	Change

Net product sales:
REVLIMID ®	$970,117	$820,019	$150,098	18.3%
VIDAZA ®	219,617	191,162	28,455	14.9%
ABRAXANE ®	106,344	113,549	(7,205)	(6.3%)
THALOMID ®	75,253	83,305	(8,052)	(9.7%)
ISTODAX ®	12,640	8,252	4,388	53.2%
Other	4,042	2,831	1,211	42.8%
Total net product sales	$1,388,013	$1,219,118	$168,895	13.9%
Collaborative agreements and other revenue	2,362	3,766	(1,404)	(37.3%)
Royalty revenue	28,876	26,853	2,023	7.5%
Total revenue	$1,419,251	$1,249,737	$169,514	13.6%

Total revenue increased by $169.5 million, or 13.6%, to $1.419 billion for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011, reflecting increases of $75.3 million, or 10.4%, in the United States, and $94.2 million, or 18.0%, in international markets.

Net Product Sales:

Total net product sales for the three-month period ended September 30, 2012 increased by $168.9 million, or 13.9%, to $1.388 billion compared to the three-month period ended September 30, 2011.  The increase was comprised of net volume increases of $123.3 million, price increases of $67.8 million and the unfavorable impact from foreign exchange of $22.2 million.  The increase in price was primarily due to price increases on REVLIMID® and VIDAZA® in the U.S. market, partly offset by reductions in other markets, mainly in Europe.

REVLIMID® net sales increased by $150.1 million, or 18.3%, to $970.1 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011, primarily due to increased unit sales in both U.S. and international markets.  Increased market penetration, increase in treatment duration of patients using REVLIMID® in multiple myeloma and an increase in price contributed to U.S. growth.  The growth in international markets was primarily the result of volume increases, mainly driven by increased duration of use and market share gains.

VIDAZA® net sales increased by $28.5 million, or 14.9%, to $219.6 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011, reflecting increases in both U.S. and international markets.   The U.S. growth reflects increases in volume and price, in addition to lower gross to net adjustments.  The growth in international markets was partly due to the increase in treatment duration of patients using VIDAZA® and launches of VIDAZA® in new markets, including the United Kingdom and Japan.  VIDAZA® retains orphan drug exclusivity in Europe through 2018 and in Japan until January 2021.

ABRAXANE® net sales decreased by $7.2 million, or 6.3%, to $106.3 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.  The decrease was primarily due to lower U.S. unit volumes.  Sales for the three-month period ended September 30, 2011 were favorably impacted by a temporary shortage of a competing generic product.  The U.S. sales decrease was partly offset by an increase in international markets.

THALOMID® net sales decreased by $8.1 million, or 9.7%, to $75.3 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.  The decrease was primarily due to lower unit volumes in the United States, partly offset by an increase in price.

ISTODAX® net sales increased by $4.4 million, or 53.2%, to $12.6 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.  The increase was primarily due to increased unit sales in the treatment of CTCL and also PTCL in patients who have received at least one prior therapy.

Collaborative Agreements and Other Revenue:  Revenues from collaborative agreements and other sources decreased by $1.4 million to $2.4 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.

Royalty Revenue:  Royalty revenue increased by $2.0 million to $28.9 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.   The increase was primarily due to higher royalties from Novartis based upon its sales of FOCALIN XR®, partly offset by a decrease in royalties from sales of RITALIN® which were negatively impacted by generic competition.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended September 30, 2012 and 2011 were as follows (in thousands):

	Returns			Chargebacks
	and		Government	and Distributor
2012	Allowances	Discounts	Rebates	Service Fees	Total

Balance at June 30, 2012	$4,345	$10,798	$136,269	$66,009	$217,421
Allowances for sales during prior periods	-	-	(9,444)	(2,753)	(12,197)
Allowances for sales during 2012	2,072	16,827	42,456	50,945	112,300
Credits/deductions issued for prior year sales	(86)	(7)	(416)	-	(509)
Credits/deductions issued for sales during 2012	(1,805)	(14,665)	(31,216)	(47,648)	(95,334)
Balance at September 30, 2012	$4,526	$12,953	$137,649	$66,553	$221,681

	Returns			Chargebacks
	and		Government	and Distributor
2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at June 30, 2011	$4,008	$14,642	$120,188	$48,834	$187,672
Allowances for sales during 2011	1,599	19,261	42,651	48,984	112,495
Credits/deductions issued for prior year sales	(1,577)	(681)	(2,763)	(2,902)	(7,923)
Credits/deductions issued for sales during 2011	(408)	(15,611)	(33,635)	(44,893)	(94,547)
Balance at September 30, 2011	$3,622	$17,611	$126,441	$50,023	$197,697

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended September 30, 2012 and 2011 follows:

Returns and allowances increased by $0.5 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.

Discounts decreased by $2.4 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011, primarily due to rebates related to VIDAZA® sales in the Japanese market being included in the chargebacks and distributor service fees category in 2012, partly offset by revenue increases in the United States and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates decreased by $9.6 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011, primarily due a $17.6 million decrease in rebates in certain international markets, partly offset by an increase of approximately $8.0 million in rebates related to various U.S. programs.  The decrease in governmental rebates of $17.6 million in international markets was primarily driven by an amendment to a price/volume agreement for VIDAZA® in a specific European country that resulted in a reduction in government rebates of approximately $11.5 million for the three-month period ended September 30, 2012.  The U.S. increase was primarily attributable to the non-recurrence of a $5.9 million refinement of accrual rates for Medicare Part D Coverage Gap recorded in 2011.

Chargebacks and distributor service fees decreased by $0.8 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.  Chargebacks decreased by $1.0 million primarily due to product mix.  Distributor service fees increased by $0.2 million, primarily due to higher specialty pharma fees from higher REVLIMID® sales volume.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the three-month periods ended September 30, 2012 and 2011 were as follows (dollar amounts in thousands):

	Three-Month Periods Ended
	September 30,		Increase	Percent
	2012	2011	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$74,622	$94,645	$(20,023)	(21.2%)
Percent of net product sales	5.4%	7.8%

Research and development	$441,595	$356,839	$84,756	23.8%
Percent of total revenue	31.1%	28.6%

Selling, general and administrative	$354,644	$303,303	$51,341	16.9%
Percent of total revenue	25.0%	24.3%

Amortization of acquired intangible assets	$46,157	$75,044	$(28,887)	(38.5%)

Acquisition related (gains) charges and restructuring, net	$649	$(11,209)	$11,858	105.8%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $20.0 million to $74.6 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.  The decrease was partly due to a $2.9 million decrease in royalties related to a certain product to be divested.  In addition, the three-month period ended September 30, 2011 included a $6.9 million inventory step-up amortization adjustment related to sales of ABRAXANE® and approximately $6.0 million in charges related to a certain manufacturing agreement and a product specific inventory adjustment not repeated in the 2012 quarter.  These items were partly offset by an increase in 2012 material costs resulting from a higher level of sales activity.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.4% in the three-month period ended September 30, 2012 compared to 7.8% for the three-month period ended September 30, 2011.  Excluding the inventory step-up amortization for ABRAXANE®, the cost of goods sold ratio for the three-month period ended September 30, 2011 was 7.2%.    The cost of goods sold ratio for 2012 was also favorably impacted by product mix, as lower cost products made up a larger portion of total net sales.

Research and Development:  Research and development expenses increased by $84.8 million to $441.6 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.  The increase was primarily due to a $22.5 million increase in payments related to research and development collaboration arrangements, a $31.2 million in-process research and development, or IPR&D, asset impairment charge related to the approval of ISTODAX® for PTCL in Europe, the inclusion of $20.9 million in Avila expenses subsequent to the March 2012 acquisition date and an increase in 2012 research and development project spending in support of multiple programs across a broad range of diseases.

The following table provides a breakdown of research and development expenses (in thousands):

	Three-Month Periods Ended
	September 30,
	2012	2011	Increase

Human pharmaceutical clinical programs	$195,752	$185,768	$9,984
Other pharmaceutical programs	112,061	98,493	13,568
Drug discovery and development	40,274	34,371	5,903
Cellular therapy	7,307	5,707	1,600
Collaboration arrangements	55,000	32,500	22,500
IPR&D impairment	31,201	-	31,201
Total	$441,595	$356,839	$84,756

Research and development expenditures support multiple ongoing clinical proprietary development programs for: REVLIMID® in multiple myeloma, or MM, mantle cell lymphoma, follicular lymphoma, diffuse large B-cell lymphoma, MDS, AML, chronic lymphocytic leukemia; VIDAZA® for treatment of AML and MDS; ABRAXANE® in breast, melanoma, non-small cell lung and pancreatic cancers; ISTODAX® for the treatment of CTCL and PTCL; apremilast, our PDE 4 inhibitor that inhibits multiple proinflammatory mediators and which is currently being evaluated in phase III clinical trials for the treatment of psoriasis, psoriatic arthritis and ankylosing spondilitis and in phase II for treatment of rheumatoid arthritis; pomalidomide, which is currently being evaluated in phase II and III clinical trials in MM and myelofibrosis; CC-486 (oral azacitidine), which is currently being evaluated in phase I and II clinical trials for hematological and solid tumor malignancies; sotatercept, currently in phase II in renal anemia, Blackfan Diamond anemia and beta-thalassemia; CC-11050, which has a phase II clinical trial in progress in lupus; CC-223, 115 and 122 in solid tumors, non-hodgkins lymphoma and MM; as well as our cellular therapy programs in early development in rheumatoid arthritis, multiple sclerosis, Crohn’s disease and sarcoidosis.

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended September 30, 2012, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials

Disease
Product	Indication
Apremilast	Psoriatic Arthritis

Regulatory agency actions

	Disease	Major	Regulatory
Product	Indication	Market	Agency	Action
ISTODAX®	PTCL[1]	E.U.	CHMP[2]	Negative opinion

ABRAXANE®	NSCLC[3]	U.S.	FDA	Approval

[1] Peripheral T-Cell Lymphoma
[2] European Medicines Agency’s Committee for Medicinal Products for Human Use
[3] Non Small Cell Lung Cancer

REVLIMID®: In June 2012 we withdrew the new indication submission to CHMP for REVLIMID® (lenalidomide), which was intended for the maintenance treatment of newly diagnosed multiple myeloma patients who have not progressed following initial treatment with melphalan, prednisone and REVLIMID®, or maintenance therapy following autologous stem cell transplantation.  We continue to evaluate data and plan to resubmit the new indication submission based on more mature data.

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

Selling, General and Administrative: Selling, general and administrative expenses increased by $51.3 million to $354.6 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011, partly due to a $21.5 million increase in donations to non-profit foundations, a $7.8 million increase in bad debt reserves principally related to our European operations and increased marketing activities for ABRAXANE® and REVLIMID®, in addition to pomalidomide prelaunch activities.

Amortization of Acquired Intangible Assets:  Amortization of acquired intangible assets is summarized below for the three-month periods ended September 30, 2012 and 2011(in thousands):

	Three-Month Periods Ended
	September 30,		Increase
Acquisitions	2012	2011	(Decrease)

Avila	$11,815	$-	$11,815
Abraxis	20,467	22,232	(1,765)
Gloucester	12,875	12,875	-
Pharmion	1,000	39,937	(38,937)

Total amortization	$46,157	$75,044	$(28,887)

Amortization of acquired intangible assets decreased by $28.9 million to $46.2 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011 primarily due to certain Pharmion intangible assets becoming fully amortized at the end of 2011.  The decrease was partly offset by the addition of intangible assets resulting from the March 2012 acquisition of Avila.

In October 2012, the FDA approved ABRAXANE® for the first-line treatment of locally advanced or metastatic non-small cell lung cancer, in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy.  This approval will result in the related $1.172 billion intangible asset obtained from the Abraxis acquisition being reclassified in October 2012 from an acquired IPR&D intangible asset to an acquired developed product rights intangible asset and amortization will commence in October 2012.  The amortization of this intangible asset is expected to result in annual amortization expense of approximately $100.0 million.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition related (gains) charges and restructuring, net was a net charge of $0.6 million for the three-month period ended September 30, 2012 and a net gain of $11.2 million for the three-month period ended September 30, 2011.  The three-month period ended September 30, 2012 included a $46.5 million reduction to the contingent consideration liability related to the approval of ISTODAX® for PTCL in Europe, a $44.5 million increase to the fair value of our liability related to publicly traded contingent value rights, or CVRs, that were issued as part of the acquisition of Abraxis and $2.6 million in the accretion of charges related to the acquisition of Avila.  The three-month period ended September 30, 2011 included a $13.4 million reduction to the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis, partly offset by $2.0 million in accretion of contingent consideration liabilities related to the acquisition of Gloucester and $0.2 million in restructuring charges related to the acquisition of Abraxis.

Interest and Investment Income, Net:  Interest and investment income, net decreased by $5.7 million to $2.7 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.  The decrease was primarily due to a $1.1 million reduction in interest income due to lower overall interest rates, $3.5 million reduction in net gains on sales of marketable securities and a $1.2 million net increase in the cost of amortization of discounts and premiums related to marketable securities.

Interest (Expense):  Interest (expense) increased by $7.5 million to $17.8 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011 primarily due to interest and fees associated with the issuance of an additional $1.5 billion in senior notes and an increase in interest on Commercial Paper borrowings.

,

Other Income (Expense), Net:  Other income (expense), net was a net expense of $10.0 million and $16.7 million for the three-month periods ended September 30, 2012 and 2011, respectively.  The expense for the three-month period ended September 30, 2012 included $11.5 million in impairment losses related to cost method investments and net foreign exchange losses/forward point amortization of $2.3 million, partly offset by a $3.7 million economic development grant from the State of New Jersey.  The three-month period ended September 30, 2011 primarily included $15.6 million in net foreign exchange losses/forward point amortization.

Income Tax Provision:  The income tax provision increased by $12.7 million to $52.3 million for the three-month period ended September 30, 2012 compared to the three-month period ended September 30, 2011.  The full year estimated 2012 underlying effective tax rate of 14.4% reflects the impact of our global business footprint.  The increase in the underlying effective tax rate from 2011 reflects a projected decrease in tax benefits from certain acquisition-related items.  The effective tax rate for the three-month period ended September 30, 2012 was increased by 0.5 percentage points as a result of a discrete item related to the filing of our 2011 income tax returns with certain items being less favorable than originally estimated.  The income tax provision for the three-month period ended September 30, 2011 included a full year underlying effective tax rate of 12.3%.  The underlying effective tax rate reflected benefits related to a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis and a benefit from an IPR&D asset impairment charge. The effective tax rate for the three-month period ended September 30, 2011 was reduced by 5.5 percentage points as a result of discrete items, including tax benefits related to a foreign tax credit and the filing of our 2010 income tax returns with certain items being more favorable than originally estimated.

Nine-month periods ended September 30, 2012 and 2011

Total Revenue:  Total revenue and related percentages for the nine-month periods ended September 30, 2012 and 2011 were as follows:

	Nine-Month Periods Ended
	September 30,		Increase	Percent
(In thousands $)	2012	2011	(Decrease)	Change

Net product sales:
REVLIMID ®	$2,764,980	$2,353,334	$411,646	17.5%
VIDAZA ®	607,128	516,142	90,986	17.6%
ABRAXANE ®	320,376	282,206	38,170	13.5%
THALOMID ®	229,553	256,894	(27,341)	(10.6%)
ISTODAX ®	36,597	20,957	15,640	74.6%
Other	11,468	27,522	(16,054)	(58.3%)
Total net product sales	$3,970,102	$3,457,055	$513,047	14.8%
Collaborative agreements and other revenue	8,223	16,468	(8,245)	(50.1%)
Royalty revenue	80,978	84,650	(3,672)	(4.3%)
Total revenue	$4,059,303	$3,558,173	$501,130	14.1%

Total revenue increased by $501.1 million, or 14.1%, to $4.059 billion for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011, reflecting increases of $239.3 million, or 11.4%, in the United States, and $261.8 million, or 17.9%, in international markets.

Net Product Sales:

Total net product sales for the nine-month period ended September 30, 2012 increased by $513.0 million, or 14.8%, to $3.970 billion compared to the nine-month period ended September 30, 2011.  The increase was comprised of net volume increases of $414.7 million, price increases of $129.6 million and the unfavorable impact from foreign exchange of 31.3 million.  The increase in price was primarily due to price increases on REVLIMID®,   VIDAZA® and THALOMID® in the U.S. market, partly offset by reductions in other markets, mainly in Europe.

REVLIMID® net sales increased by $411.6 million, or 17.5%, to $2.765 billion for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011, primarily due to increased unit sales in both U.S. and international markets.  Increases in market penetration, treatment duration of patients using REVLIMID® in multiple myeloma and price contributed to U.S. growth.  The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.

VIDAZA® net sales increased by $91.0 million, or 17.6%, to $607.1 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011, reflecting increases in both the U.S. and international markets.   The U.S. growth reflects an increase in volume and price.  The growth in international markets was partly due to the increase in treatment duration of patients using VIDAZA® and launches of VIDAZA® in new markets, including the United Kingdom and Japan.  VIDAZA® retains orphan drug exclusivity in Europe through the end of 2018 and in Japan until January 2021.

ABRAXANE® net sales increased by $38.2 million, or 13.5%, to $320.4 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.  The increase was primarily due to increased unit volumes in both U.S. and international markets.

THALOMID® net sales decreased by $27.3 million, or 10.6%, to $229.6 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011, primarily due to lower unit volumes in the United States, partially offset by an increase in price and lower gross to net adjustments.

ISTODAX® net sales increased by $15.6 million, or 74.6%, to $36.6 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.  The increase was primarily due to increased unit sales in the treatment of CTCL and the June 2011 FDA approval of ISTODAX® for the treatment of PTCL in patients who have received at least one prior therapy.

The “other” net product sales category decreased by $16.1 million, or 58.3%, to $11.5 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.  The decrease was primarily due to elimination of Abraxis non-core product sales resulting from the April 2011 sale of Abraxis non-core assets.  Sales of Abraxis non-core products totaled $21.3 million in the 2011 nine-month period.

Collaborative Agreements and Other Revenue:  Revenues from collaborative agreements and other sources decreased by $8.2 million to $8.2 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.  The nine-month period ended September 30, 2011 included a $6.3 million milestone payment related to the VIDAZA® launch by our distribution partner in Japan.

Royalty Revenue:  Royalty revenue decreased by $3.7 million to $81.0 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.   The decrease was primarily due to reduced royalties from Novartis based upon its sales of RITALIN® due to generic competition, partly offset by an increase in royalties from sales of FOCALIN XR®.

Gross to net sales accruals and the balance in the related allowance accounts for the nine-month periods ended September 30, 2012 and 2011 were as follows (in thousands):

	Returns			Chargebacks
	and		Government	and Distributor
2012	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2011	$8,974	$8,724	$137,039	$64,309	$219,046
Allowances for sales during prior periods	(7,489)	-	(8,598)	(2,467)	(18,554)
Allowances for sales during 2012	4,381	49,900	158,754	153,522	366,557
Credits/deductions issued for prior year sales	1,747	(4,280)	(58,893)	(42,447)	(103,873)
Credits/deductions issued for sales during 2012	(3,087)	(41,391)	(90,653)	(106,364)	(241,495)
Balance at September 30, 2012	$4,526	$12,953	$137,649	$66,553	$221,681

	Returns			Chargebacks
	and		Government	and Distributor
2011	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2010	$4,779	$8,272	$84,964	$47,367	$145,382
Allowances for sales during prior periods	-	-	(4,277)	2,084	(2,193)
Allowances for sales during 2011	5,188	54,443	159,371	131,473	350,475
Credits/deductions issued for prior year sales	(4,228)	(7,444)	(34,225)	(34,927)	(80,824)
Credits/deductions issued for sales during 2011	(2,117)	(37,660)	(79,392)	(95,974)	(215,143)
Balance at September 30, 2011	$3,622	$17,611	$126,441	$50,023	$197,697

A comparison of provisions for allowances for sales within each of the four categories noted above for the nine-month periods ended September 30, 2012 and 2011 follows:

Returns and allowances decreased by $8.3 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011, primarily due to the reversal of approximately $7.5 million in reserves established for certain products with quality issues which have now been resolved and lower returns experience on THALOMID®.

Discounts decreased by $4.5 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011, primarily due to rebates related to VIDAZA® sales in the Japanese market being included in the chargebacks and distributor service fees category in 2012, partly offset by revenue increases in the U.S. and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates decreased by $4.9 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011, primarily due to a $16.5 million decrease in rebates in certain international markets, partly offset by an increase of approximately $11.6 million in rebates related to various U.S. programs offset. The decrease in the governmental rebates of $16.5 million in international markets was primarily driven by an amendment to a price/volume agreement for VIDAZA® in a European country that resulted in a reduction in government rebates of approximately $10.9 million for the nine-month period ended September 30, 2012.  The U.S. program increase was primarily attributable to volume increases and the refinement of accrual rates for Medicaid Managed Care Organizations and Medicare Part D Coverage Gap.

Chargebacks and distributor service fees increased by $17.5 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.  Chargebacks increased by approximately $1.3 million primarily due to higher sales volumes.  Distributor service fees increased by approximately $16.2 million, primarily due to $6.2 million in service fees associated with higher sales of ABRAXANE® and $9.7 million of rebates related to VIDAZA® sales in the Japanese market which were included within discounts during the 2011 period.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the nine-month periods ended September 30, 2012 and 2011 were as follows (dollar amounts in thousands):

	Nine-Month Periods Ended
	September 30,		Increase	Percent
	2012	2011	(Decrease)	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$218,994	$348,356	$(129,362)	(37.1%	)
Percent of net product sales	5.5%	10.1%

Research and development	$1,250,737	$1,163,837	$86,900	7.5%
Percent of total revenue	30.8%	32.7%

Selling, general and administrative	$1,003,449	$911,207	$92,242	10.1%
Percent of total revenue	24.7%	25.6%

Amortization of acquired intangible assets	$132,065	$214,181	$(82,116)	(38.3%	)

Acquisition related (gains) charges and restructuring, net	$28,864	$(117,430)	$146,294	124.6%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $129.4 million to $219.0 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.  The decrease was primarily due to the 2011 nine-month period inclusion of a $90.3 million inventory step-up amortization adjustment related to sales of ABRAXANE®, an aggregate $13.2 million in costs related to the sale of non-core Abraxis products which were divested in April 2011 and a $14.8 million higher allocation of prepaid royalties related to sales of VIDAZA®.  These items were partly offset by an increase in 2012 material costs resulting from a higher level of sales activity.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.5% in the nine-month period ended September 30, 2012 compared to 10.1% for the nine-month period ended September 30, 2011.  Excluding the inventory step-up amortization for ABRAXANE®, the cost of goods sold ratio for the nine-month period ended September 30, 2011 was 7.5%.  The cost of goods sold ratio for the nine-month period ended September 30, 2012 was favorably impacted by 0.4% from a reduction in royalties due to the expiration of U.S. patents for VIDAZA® and lower cost products comprising a larger portion of total net sales.

Research and Development:  Research and development expenses increased by $86.9 million to $1.251 billion for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.  The increase was primarily due to a $51.8 million increase in payments related to research and development collaboration arrangements, the inclusion of $66.2 million in Avila expenses subsequent to the March 2012 acquisition date and increase in 2012 research and development project spending in support of multiple programs across a broad range of diseases.  These expense increases were partly offset by a $64.6 million decrease in IPR&D asset impairment charges.

The following table provides a breakdown of research and development expenses (in thousands):

	Nine-Month Periods Ended
	September 30,		Increase
	2012	2011	(Decrease)

Human pharmaceutical clinical programs	$590,075	$542,736	$47,339
Other pharmaceutical programs	327,102	296,787	30,315
Drug discovery and development	124,828	111,127	13,701
Cellular therapy	23,129	14,705	8,424
Collaboration arrangements	132,250	80,482	51,768
IPR&D impairment	53,353	118,000	(64,647)
Total	$1,250,737	$1,163,837	$86,900

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

Selling, General and Administrative: Selling, general and administrative expenses increased by $92.2 million to $1.003 billion for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011, partly due to a $34.0 million increase in donations to non-profit foundations, a $11.9 million increase in bad debt reserves related to our European operations and increased marketing activities for ABRAXANE® and REVLIMID®, in addition to pomalidomide prelaunch activities.

Amortization of Acquired Intangible Assets:  Amortization of acquired intangible assets is summarized below for the nine-month periods ended September 30, 2012 and 2011 (in thousands):

	Nine-Month Periods Ended
	September 30		Increase
Acquisitions	2012	2011	(Decrease)

Avila	$27,567	$-	$27,567
Abraxis	62,873	67,027	(4,154)
Gloucester	38,625	27,342	11,283
Pharmion	3,000	119,812	(116,812)

Total amortization	$132,065	$214,181	$(82,116)

Amortization of acquired intangible assets decreased by $82.1 million to $132.1 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011 primarily due to certain Pharmion intangible assets becoming fully amortized at the end of 2011.  The decrease was partly offset by the addition of intangible assets resulting from the March 2012 acquisition of Avila and the June 2011 FDA approval of ISTODAX® for treatment of PTCL in patients who have received at least one prior therapy, which resulted in the commencement of amortization of the related PTCL intangible asset.

The approval of ABRAXANE® in the U.S. for the treatment of non-small cell lung cancer in October 2012 is expected to result in annual amortization expense of approximately $100.0 million over the estimated useful life of the associated intangible asset.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition related (gains) charges and restructuring, net was a net charge of $28.9 million for the nine-month period ended September 30, 2012 and a net gain of $117.4 million for the nine-month period ended September 30, 2011.  The nine-month period ended September 30, 2012 primarily included a $61.9 million increase to the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis and $24.3 million in accretion of the contingent consideration liability related to our acquisition of Avila, partly offset by a $59.9 million reduction in the contingent consideration liability related to the approval of ISTODAX® for PTCL in Europe.  The nine-month period ended September 30, 2011 primarily included a $136.7 million reduction to the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis, partly offset by $14.2 million in accretion of contingent consideration liabilities related to the acquisition of Gloucester and $5.5 million in restructuring charges related to the acquisition of Abraxis.

Interest and Investment Income, Net:  Interest and investment income, net decreased by $9.4 million to $9.6 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.  The decrease was primarily due to a $6.4 million reduction in interest income due to lower overall interest rates, $1.9 million net decrease in gains on sales of marketable securities and a $0.8 million net increase in the cost of amortization of discounts and premiums related to marketable securities.

Interest (Expense):  Interest (expense) increased by $9.2 million to $40.7 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011 primarily due to interest and fees associated with the issuance of an additional $1.5 billion in senior notes and an increase in interest on Commercial Paper borrowings.

Other Income (Expense), Net:  Other income (expense), net was a net expense of $2.9 million and $7.7 million for the nine-month periods ended September 30, 2012 and 2011, respectively.  The nine-month period ended September 30, 2012 primarily included $11.5 million in impairment losses related to cost method investments and net foreign exchange losses/forward point amortization of $7.6 million, partly offset by a $7.4 million gain on the sale of equity securities, net gains of $3.7 million related to the short period in June 2012 when certain treasury rate lock agreements were not designated as hedges and a $3.7 million economic development grant from the State of New Jersey.  The nine-month period ended September 30, 2011 primarily included net foreign exchange losses/forward point amortization of $13.6, partly offset by a $2.9 million gain on the sale of non-core assets and $3.6 million in economic development grant proceeds received from the State of New Jersey.

Income Tax Provision:  The income tax provision increased by $87.5 million to $198.1 million for the nine-month period ended September 30, 2012 compared to the nine-month period ended September 30, 2011.  The full year estimated 2012 underlying effective tax rate of 14.4% reflects the impact of our global business footprint.  The increase in the underlying effective tax rate from 2011 reflects a projected decrease in tax benefits from certain acquisition-related items.  The effective tax rate for the nine-month period ended September 30, 2012 was reduced by 0.3 percentage points as a result of discrete items, including tax benefits related to the settlement of tax examinations and expirations of statutes of limitations offset by an increase in deferred tax liabilities recorded on certain unremitted foreign earnings previously treated as permanently reinvested in such foreign jurisdictions and tax expense related to the filing of our 2011 income tax returns with certain items being less favorable than originally estimated.  The income tax provision for the nine-month period ended September 30, 2011 included a full year underlying effective tax rate of 12.3%.  The underlying effective tax rate reflected benefits from acquisition-related charges, including an IPR&D asset impairment charge of $118.0 million and a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis of $136.7 million. The effective tax rate for the nine-month period ended September 30, 2011 was reduced by 1.4 percentage points as a result of discrete items, including tax benefits related to a foreign tax credit and the filing of our 2010 income tax returns with certain items being more favorable than originally estimated, offset by tax expense related to a change in state tax law.

Financial Condition, Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in thousands):

	September 30,	December 31,	Increase
	2012	2011	(Decrease)
Financial assets:
Cash, cash equivalents	$2,715,534	$1,859,464	$856,070
Marketable securities available for sale	1,117,402	788,690	328,712
Total financial assets	$3,832,936	$2,648,154	$1,184,782
Debt:
Short-term borrowings	$324,895	$526,684	$(201,789)
Long-term debt	2,769,313	1,275,585	1,493,728
Total debt	$3,094,208	$1,802,269	$1,291,939

Working capital (1)	$3,911,540	$2,659,970	$1,251,570

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

Many of our operations are conducted outside the U.S., and significant portions of our cash, cash equivalents and short-term investments are held internationally.  As of September 30, 2012, we held approximately $2.6 billion of these short-term funds in foreign tax jurisdictions.  The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business-development activities.  As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows).  Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments.  We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the U.S., no accrual for U.S. taxes is provided.  During the second quarter of 2012, we concluded that approximately $900 million of our foreign earnings may not be required for use in offshore operations and are no longer treated as permanently reinvested.  Accordingly, we recorded a deferred tax liability of $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should those earnings be repatriated.  The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the U.S. We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program:  Our Board of Directors has approved an aggregate $6.5 billion stock repurchase program of which we have approximately $2.417 billion remaining for future share repurchases. During the three-month period ended September 30, 2012, we used $743.7 million for repurchases of our common stock.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government agency and Supranational securities and global corporate debt securities.  All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale.  We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase.  The $1.185 billion increase in cash, cash equivalents and marketable securities available for sale at September 30, 2012 compared to December 31, 2011 was primarily due to the issuance of $1.5 billion in senior notes in August 2012 and by cash generated from operations, partly offset by a net repayment of $201.0 million in short-term borrowings, $352.2 million paid for the acquisition of Avila and $1.470 billion paid under our share repurchase program.

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

Accounts Receivable, Net:  Accounts receivable, net increased by $11.9 million to $957.5 million as of September 30, 2012 compared to December 31, 2011.  The impact of increased U.S. and international sales of REVLIMID®, VIDAZA® and ABRAXANE® was partly offset by increased collections in certain markets.  Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States.  We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable.  Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $328.7 million at September 30, 2012 compared to $396.1 million at December 31, 2011.  Approximately $52.5 million of the $328.7 million receivable at September 30, 2012 was greater than one year past due.  Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece.  We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances.  We continue to receive payments from these countries, and closely monitor the plans for payment at the regional government level.  Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments.  This payment pattern was recently observed in Spain, where a significant portion of aged receivables were paid in late June and early July 2012.  We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities.  We have the option to pursue legal action against certain of our customers.  In view of the protracted timeline associated with collecting the outstanding balances through legal action and the current direct communication with our customers, in many instances, we do not believe pursuing legal action to be the best approach for any of the parties involved.

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

Inventory:  Inventory balances increased by $46.3 million to $235.9 million at September 30, 2012 compared to December 31, 2011.  The increase was primarily due to increases in REVLIMID®, VIDAZA® and ABRAXANE® inventories, attributable to higher anticipated sales levels.

Other Current Assets:  Other current assets decreased by $170.6 million to $224.5 million as of September 30, 2012 compared to December 31, 2011 primarily due to a $111.9 million decrease in prepaid taxes and a $69.2 million decrease in the fair value of foreign currency forward contracts, partly offset by an increase in other prepaid accounts.

Commercial Paper:  In September 2011, we entered into a commercial paper program, or the Program, under which we issue unsecured commercial paper notes, or Commercial Paper, on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.0 billion, the proceeds of which will be used for general corporate purposes.  The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue.  The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis.  Borrowings under the Program are accounted for as short-term borrowings.  As of September 30, 2012, $324.9 million of Commercial Paper was outstanding bearing an effective interest rate of 0.5%.

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

The Credit Facility has a five-year term and amounts may be borrowed for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of September 30, 2012 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all debt covenants as of September 30, 2012.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities increased by $50.7 million to $1.012 billion as of September 30, 2012 compared to December 31, 2011.  The increase was partly due to a $62.9 million increase in clinical trial accruals and $17.7 million increase in accrued interest, partly offset by a $23.8 million decrease in compensation-related accruals and $8.3 million decrease in the fair value of foreign currency forward derivative contracts.

Income Taxes Payable (Current and Non-Current): Income taxes payable decreased by $466.1 million to $180.4 million as of September 30, 2012 compared to December 31, 2011, primarily from tax payments of $369.6 million, the application of previously refundable prepaid income taxes of $74.3 million, a tax benefit of stock options of $16.0 million, net deferred intercompany credits of $59.9 million offset by the current provision for income taxes of $54.6 million, which includes a benefit related to tax settlements of $373.0 million.

Senior Notes:  In August 2012, we issued an additional $1.5 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 1.90% Senior Notes due 2017, or the 2017 notes, and $1.0 billion aggregate principal amount of 3.25% Senior Notes due 2022 (the “2022 notes” and, together with the 2017 notes, referred to herein as the “2012 issued notes”). The 2012 issued notes were issued at 99.786% and 99.949% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity.  Offering costs of approximately $11.7 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.  Interest on the notes is payable semi-annually in arrears on February 15 and August 15 each year beginning February 15, 2013 and the principal on each note is due in full at their respective maturity dates.  The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 20 basis points in the case of the 2017 notes and 25 basis points in the case of the 2022 notes.  If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the nine-month periods ended September 30, 2012 and 2011 were as follows (in thousands):

	Nine-Month Periods Ended
	September 30,
	2012	2011	Change

Net cash provided by operating activities	$1,528,162	$1,338,473	$189,689
Net cash provided by (used in) investing activities	$(778,147)	$312,004	$(1,090,151)
Net cash provided by (used in) financing activities	$156,290	$(1,197,330)	$1,353,620

Operating Activities:  Net cash provided by operating activities for the nine-month period ended September 30, 2012 increased by $189.7 million to $1.528 billion as compared to the nine-month period ended September 30, 2011.  The increase in net cash provided by operating activities was primarily attributable to the receipt of $154.3 million from customers in Spain during the second quarter for payment of aged receivables and the continued expansion of our operations and related increase in net earnings.

Investing Activities: Net cash used in investing activities for the nine-month period ended September 30, 2012 decreased by $1.090 billion to a net cash use of $778.1 million as compared to net cash provided by investing activities for the nine-month period ended September 30, 2011.  The decrease in net cash provided by investing activities was principally related to a cash use of $352.2 million related to the acquisition of Avila, a decrease in proceeds received from the sale of non-core assets and an increase in purchases of investment securities during the nine-month period ended September 30, 2012.  Net purchases of marketable securities available for sale amounted to $328.8 million during the nine-month period ended September 30, 2012 compared to net sales of $487.7 million in the nine-month period ended September 30, 2011.

Financing Activities:  Net cash provided by financing activities for the nine-month period ended September 30, 2012 was $156.3 million compared to a net cash use of $1.197 billion for the nine-month period ended September 30, 2011.  The $1.354 billion increase in net cash provided by financing activities during the nine-month period ended September 30, 2012 was primarily attributable to $1.486 billion of cash received from the issuance of long-term debt, partially offset by $201.0 million of net repayments of short-term borrowing.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity.  These guidelines are reviewed periodically and may be modified depending on market conditions.  Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.  At September 30, 2012, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt, certain foreign currency forward contracts, foreign currency option contracts, and interest rate swap contracts.

Marketable Securities Available for Sale:  At September 30, 2012, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security.  U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt—global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.

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

As of September 30, 2012, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (in thousands):

	Duration
	Less than
	1 Year	1 to 3 Years	3 to 5 Years	Total

Principal amount	$442,198	$587,198	$62,595	$1,091,991
Fair value	$450,044	$602,095	$64,778	$1,116,917
Weighted average interest rate	0.5%	0.5%	0.6%	0.5%

Long-Term Debt:  In August 2012, we issued a total of $1.5 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 1.90% Senior Notes due 2017 and $1.0 billion aggregate principal amount of 3.25% Senior Notes due 2022. The 2012 issued notes were issued at

99.786% and 99.949% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity.  Offering costs of approximately $11.7 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.  Interest on the notes is payable semi-annually in arrears on February 15 and August 15 each year beginning February 15, 2013 and the principal on each note is due in full at their respective maturity dates.  The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 20 basis points in the case of the 2017 notes and 25 basis points in the case of the 2022 notes.  If a change of control of the Company occurs accompanied by a downgrade of the debt to below investment grade, the Company will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. The Company is subject to covenants which limit the ability of the Company to pledge properties as security under borrowing arrangements and limit the ability of the Company to perform sale and leaseback transactions involving the property of the Company.

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

At September 30, 2012, the fair value of our senior notes outstanding was $2.866 billion.

Our revenue and earnings, cash flows and fair values of assets and liabilities can be impacted by fluctuations in foreign exchange rates and interest rates.  We manage the impact of foreign exchange rate and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency options, foreign currency forward contracts, treasury rate lock agreements and interest rate swap contracts.

Foreign Currency Risk Management

We have established revenue hedging and balance sheet risk management programs to mitigate volatility in future foreign currency cash flows and changes in fair value caused by volatility in foreign exchange rates.

Through our revenue hedging program, we endeavor to reduce the impact of possible unfavorable changes in foreign exchange rates on our future U.S. dollar cash flows that are derived from foreign currency denominated sales. To achieve this objective, we hedge a portion of our forecasted foreign currency denominated sales that are expected to occur in the foreseeable future, typically no more than three years into the future.  We manage our anticipated transaction exposure principally with foreign currency forward contracts and occasionally foreign currency put and call options.

Foreign Currency Forward Contracts:  We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies and to reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at September 30, 2012 and December 31, 2011 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at September 30, 2012 and December 31, 2011:

	Notional Amount
Foreign Currency	September 30, 2012	December 31, 2011

Australian Dollar	$11,483	$17,169
British Pound	94,407	53,764
Canadian Dollar	163,078	67,281
Euro	389,452	714,446
Japanese Yen	504,668	606,538
Swiss Franc	337	49,182
Total	$1,163,425	$1,508,380

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis.  As of September 30, 2012, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period.  The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at September 30, 2012 and December 31, 2011 were $947.9 million and $916.9 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates.  Assuming that the September 30, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $205.1 million.  However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability

Foreign Currency Option Contracts: During the three-month period ended September 30, 2012, we hedged a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in euros.  Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and amounts but with different strike prices; this combination of transactions is generally referred to as a “collar”.  The expiration dates and notional amounts correspond to the amount and timing of forecasted future foreign currency sales.  If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows, however this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.  The premium collected from the call option partially offsets the premium paid for the purchased put option.  At the same time, in order to offset the upfront cost of this collar, a local currency put option is sold with a lower strike price and the same expiration dates and amounts as the option contracts that are used to hedge sales.  The written put is not designated as a hedging instrument and gains and losses associated with the written put option are recorded on the income statement as other income (expense), net.  If the U.S. dollar strengthens relative to the currency of the hedged foreign currency sales to levels that reduce the exchange rate of the foreign currency below the strike price of this written put option, the put option would increase in value, resulting in losses to us equal to the difference between the strike price and the actual exchange rate multiplied by the notional amount of the hedged foreign currency sales.

Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at September 30, 2012 and December 31, 2011:

	Notional Amount*
Foreign Currency Option	September 30, 2012	December 31, 2011

Designated as hedging activity:
Purchased Put	$228,779	$-
Written Call	$235,920	$-

Not designated as hedging activity:
Written Put	$215,952	$-

* U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option.  The local currency notional amounts of our purchased put, written call, and written put options are equal to each other.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates.  Assuming that the September 30, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts that are designated as hedges would change by approximately $20.0 million.  However, since the foreign currency option contracts designated as hedges hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.  Assuming that the September 30, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts that are not designated as hedges would decrease by approximately $9.8 million if the U.S. Dollar were to strengthen, and would increase by approximately $1.7 million if the U.S. Dollar were to weaken.  This impact would be recorded to income during the period during which the change in currency rates occurred.

Interest Rate Risk Management

Treasury Rate Lock Agreements:  During the nine-month period ended September 30, 2012, we entered into treasury rate lock agreements, or treasury rate locks, in anticipation of issuing fixed-rate notes that were issued in August 2012.  With the exception of a short period in June when certain outstanding treasury rate locks were not designated as hedges, our treasury rate locks are designated as cash flow hedges and, to the extent effective, any realized or unrealized gains or losses on them are reported in OCI and will be recognized in income over the life of the anticipated fixed-rate notes.  Treasury rate locks were settled during the nine-month period ended September 30, 2012 which resulted in losses of $35.3 million that were recorded to OCI.  During the short period in June when we had outstanding treasury rate locks that were not considered hedging instruments, we recorded the change in fair value of $3.7 million in other income (expense), net.  No material amounts were recorded in income during the nine-month periods ended September 30, 2012 or 2011 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. At September 30, 2012 we had no outstanding treasury rate locks.

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

At September 30, 2012, we were a party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes.  Our swap contracts outstanding at September 30, 2012 will mature in 2022, with an aggregate notional amount of $200.0 million, which effectively converts a portion of our $1,000.0 million, 3.25% fixed-rate notes due in 2022 to a floating rate.  In August 2011, we settled outstanding interest rate swap contracts we entered into with respect to our $500.0 million 2.45% fixed notes due in 2015 resulting in the receipt of $34.3 million.  The proceeds from the settlements are being accounted for as a reduction of current and future interest expense associated with these notes.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the first quarter of 2011, the United States Attorney for the Central District of California informed us that we were under investigation relating to our promotion of the drugs THALOMID® and REVLIMID® regarding alleged off-label marketing and improper payments to physicians.  In the third quarter of 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General are conducting related investigations.   We are cooperating in connection with these investigations.

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

We utilize foreign currency forward contracts and option contracts, which are derivative instruments, to manage foreign currency risk, but not to engage in currency speculation.  We use these derivative instruments to hedge certain forecasted transactions and balance sheet exposures denominated in foreign currencies.  The use of these derivative instruments is intended to mitigate the exposure of these risks with the intent to reduce our risk or cost, but may not fully offset any change in operating results as a consequence of fluctuations in foreign currencies.  Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations.  For additional information, see Note 7 to Notes to Unaudited Consolidated Financial Statements.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

(c)                               Issuer Purchases of Equity Securities

The following table presents the total number of shares purchased during the three-month period ended September 30, 2012, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that may yet be purchased, pursuant to our publicly announced repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

July 1 - July 31	4,396,158	$66.00	4,396,158	$2,870,675,560
August 1 - August 31	5,469,919	$70.27	5,469,919	$2,486,292,395
September 1 - September 30	900,000	$76.87	900,000	$2,417,110,945

Since April 2009, our Board of Directors has approved repurchases of up to an aggregate of $6.5 billion of our common stock, including $2.5 billion approved by our Board of Directors in June 2012.  Approved amounts exclude share repurchase transaction fees.

As of September 30, 2012, an aggregate 67,008,026 shares of common stock were repurchased under the program at an average price per share of $60.93 and a total cost of $4.084 billion, including share repurchase transaction fees.

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

101

The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

DATE: October 29, 2012	By:	/s/Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D.
Executive Vice President Chief Financial Officer
(principal financial and accounting officer)