Form 10-K
period 2012-12-31
CELGENE CORP /DE/
filed 2013-02-15
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34912

CELGENE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2711928 (I.R.S. Employer Identification No.)
86 Morris Avenue Summit, New Jersey (Address of principal executive offices)	07901 (Zip Code)

(908) 673-9000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NASDAQ Global Select Market
Contingent Value Rights	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant's most recently completed second quarter, was $27,784,369,047 based on the last reported sale price of the registrant's Common Stock on the NASDAQ Global Select Market on that date.

There were 418,744,447 shares of Common Stock outstanding as of February 7, 2013.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. The proxy statement is incorporated herein by reference into the following parts of the Form 10-K:

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

CELGENE CORPORATION
ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.    BUSINESS

Celgene Corporation (collectively with its subsidiaries, "we," "our," "us," "Celgene" or the "Company") is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. We are dedicated to innovative research and development designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies. Celgene was incorporated in the State of Delaware in 1986.

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID® (inclusive of Thalidomide Celgene®), and ISTODAX®. POMALYST® was approved by the U.S. Food and Drug Administration, or FDA, in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy. Additional sources of revenue include royalties from Novartis on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, other licensing royalties, and the sale of services through our Celgene Cellular Therapeutics subsidiary.

We make significant investments in research and development in support of multiple ongoing proprietary clinical development programs which support both our existing products and our pipeline of new drug candidates. REVLIMID® is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, chronic lymphocytic leukemia, or CLL, and non-deletion 5q myelodysplastic syndromes, or MDS. Phase III trials for POMALYST® in myelofibrosis, VIDAZA® in acute myeloid leukemia, or AML, and CC-486 for MDS and AML are also underway. In solid tumors, we continue to evaluate ABRAXANE® in a phase III trial for metastatic melanoma and have recently completed a phase III trial for ABRAXANE® in pancreatic cancer. Our lead product candidate in Inflammation & Immunology, apremilast, is being evaluated in broad phase III programs for psoriatic arthritis, psoriasis, and ankylosing spondylitis.

Beyond our phase III programs, we have developed a growing early-to-mid-stage pipeline of novel therapies to address significant unmet medical needs, including CC-292 (BTK inhibitor), CC-223 (dual TORK inhibitor), CC-115 (dual TORK/DNA PK inhibitor), CC-122 (pleiotropic pathway modulator), CC-220 and CC-11050 (anti-inflammatory), PDA-001 and PDA-002 (cellular therapies), in addition to partnered molecules ACE-011 (ActR fusion protein), ACE-536 (GDF trap), and EPZ-5676 (DOT1L inhibitor). For more information, see "– Celgene Leading Product Candidates."

We believe that the continued commercial success of our marketed products, our participation in research and development collaboration arrangements, the depth of our product pipeline, expected regulatory approvals of new products and expanded use of existing products will provide multiple catalysts for our future growth.

In recent years we have completed a number of strategic acquisitions that strengthened our research and manufacturing capabilities and enhanced our commercial product portfolio. Our most recent strategic acquisitions include the following:

  •
  In January 2010, we acquired Gloucester Pharmaceuticals, Inc., or Gloucester, which developed new therapies to address unmet medical needs in the treatment of hematological cancers and other hematological malignancies. Gloucester added ISTODAX® to our product portfolio and advanced our leadership position in the development of disease-altering therapies through innovative approaches for patients with rare and debilitating blood cancers.

  •
  In October 2010, we acquired Abraxis Bioscience Inc., or Abraxis, a fully integrated global biotechnology company. The acquisition of Abraxis accelerated our strategy to become a global leader in oncology and added ABRAXANE®, which is based on Abraxis' proprietary tumor-targeting platform known as nab® technology, to our portfolio of leading cancer products.

  •
  In March 2012, we acquired Avila Therapeutics, Inc., or Avila, a clinical-stage biotechnology company focused on the design and development of targeted covalent drugs. The acquisition added Avila's proprietary Avilomics™ platform for developing targeted covalent drugs that treat diseases through protein silencing and augments our investment in the discovery and development of novel therapeutics.

COMMERCIAL STAGE PRODUCTS

REVLIMID® (lenalidomide):    REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets, in combination with dexamethasone, for treatment of patients with multiple myeloma who have received at least one prior therapy. It is also marketed in the United States and certain international markets for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk MDS associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities.

REVLIMID® is distributed in the United States through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to provide for the safe and appropriate distribution and use of REVLIMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.

REVLIMID® continues to be evaluated in numerous clinical trials worldwide either alone or in combination with one or more other therapies in the treatment of a broad range of hematological malignancies, including multiple myeloma, MDS, various lymphomas, CLL, other cancers and other diseases.

VIDAZA® (azacitidine for injection):    VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network and is marketed in the United States for the treatment of all subtypes of MDS. The U.S. regulatory exclusivity for VIDAZA® expired in May 2011. If a generic version of VIDAZA® is successfully launched, we may quickly lose a significant portion of our sales for this product in the United States. In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS, as well as AML with 30% blasts, and has been granted orphan drug designation for the treatment of MDS and AML. European regulatory exclusivity is expected to continue through 2018.

ABRAXANE® (paclitaxel albumin-bound particles for injectable suspension):    ABRAXANE® is a solvent-free chemotherapy treatment option for metastatic breast cancer and non-small cell lung cancer which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. It is approved for the treatment of metastatic breast cancer in the United States and many international markets and for the treatment of non-small cell lung cancer in the United States. In January 2013, we announced the results from a phase III trial for ABRAXANE® in combination with gemcitabine in treatment-naïve patients with metastatic pancreatic cancer. The ABRAXANE® combination demonstrated a statistically significant improvement in overall survival compared to patients receiving gemcitabine alone. Based on these results, we plan to submit dossiers for registration in the U.S. and Europe during the first half of 2013 followed by submissions in other countries and regions during the second half of 2013. ABRAXANE® is currently in various stages of investigation for the treatment of the following cancers: expanded applications for metastatic breast, malignant melanoma, and bladder and ovarian. In October 2012, the FDA approved ABRAXANE® for the first-line treatment of locally advanced or metastatic non-small cell lung cancer, in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy. The FDA approval was based on tumor response rates and the label did not include a progression-free survival claim. Accordingly, the Contingent Value Rights, or CVR, milestone payment, as described in Note 2 of the Notes to the Consolidated Financial Statements included elsewhere in this report, has not been achieved.

THALOMID® (thalidomide):    In combination with dexamethasone, THALOMID® is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy, and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence.

THALOMID® is distributed in the United States under our "System for Thalidomide Education and Prescribing Safety," or S.T.E.P.S.®, program, our proprietary comprehensive education and risk-management distribution program that we developed with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is also distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to provide for the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.

ISTODAX® (romidepsin):    ISTODAX® is approved in the United States for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy and for the treatment of peripheral T-cell lymphoma, or PTCL, in patients who have received at least one prior therapy. ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin's T-cell lymphomas, which includes CTCL and PTCL.

POMALYST® (pomalidomide):    POMALYST® was approved by the FDA in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy, and is under review by the European Agency for the Evaluation of Medicinal Products, or EMA, for use in Europe. POMALYST® is a proprietary, small molecule that is administered orally and modulates the immune system and other biologically important targets. POMALYST® is also being evaluated in a phase III clinical trial for the treatment of myelofibrosis, in multiple trials in various phases for expanded usage in multiple myeloma and in a phase II trial for systemic sclerosis.

POMALYST® is distributed in the United States through contracted pharmacies under the POMALYST® REMS® program, which is a proprietary risk-management distribution program tailored specifically to provide for the safe and appropriate distribution and use of POMALYST®.

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

Current pivotal or phase III trials of our commercial stage products and their targeted disease indications are outlined in the following table:

Product	Disease Indication	Status	Trial Beginning Date
REVLIMID®	Newly diagnosed multiple myeloma	Phase III ongoing	August 2008
	Maintenance therapy for multiple myeloma	Phase III trials ongoing	December 2004
	MDS del 5q	Submitted EU regulatory filing
	MDS non-del 5q	Phase III ongoing	February 2010
	Mantle cell lymphoma for U.S. filing	Phase II completed,
Submitted U.S. regulatory filing
	Mantle cell lymphoma for EU filing	Phase II ongoing	April 2009
	Diffuse large B cell lymphoma	Phase II/III ongoing	July 2010
	Diffuse large B cell lymphoma maintenance	Phase III enrolling	May 2009
	Follicular lymphoma consolidation & maintenance	Phase III enrolling	December 2011
	CLL first-line	Phase III enrolling	November 2009
	CLL maintenance	Phase III enrolling	February 2009
VIDAZA®	AML	Phase III enrolling	October 2010
ABRAXANE®	Pancreatic cancer	Phase III completed,
U.S. and EU regulatory filings pending
	Melanoma	Phase III ongoing	April 2009
POMALYST®	Myelofibrosis	Phase III ongoing	September 2010
(pomalidomide)	Multiple myeloma	Phase II completed,
Submitted EU regulatory filings
	Multiple myeloma	Phase III ongoing	April 2011
		Additional phase I, II, III trials enrolling	March 2012
	Systemic Sclerosis	Phase II enrolling	June 2012

PRODUCT DEVELOPMENT

We devote significant resources to research and development programs in an effort to discover and develop potential future product candidates. Research and development expenses amounted to $1.724 billion in 2012, $1.600 billion in 2011, and $1.128 billion in 2010. The product candidates in our pipeline are at various stages of preclinical and clinical development. The path to regulatory approval includes three phases of clinical trials in which we collect data to support an application to regulatory authorities to allow us to market a product for treatment of a specified disease. There are many difficulties and uncertainties inherent in research and development of new products, resulting in a high rate of failure. To bring a drug from the discovery phase to regulatory approval, and ultimately to market, takes many years and significant cost. Failure can occur at any point in the process, including after the product is approved, based on post-market factors. New product candidates that appear promising in development may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, inability to obtain necessary regulatory approvals, limited scope of approved uses, reimbursement challenges, difficulty or excessive costs of manufacture, alternative therapies or infringement of the patents or intellectual property rights of others. Uncertainties in the FDA approval process and the approval processes in other countries can result in delays in product launches and lost market opportunities. Consequently, it is very difficult to predict which products will ultimately be submitted for approval, which have the highest likelihood of obtaining approval and which will be commercially viable and generate profits. Successful results in preclinical or clinical studies may not be an accurate predictor of the ultimate safety or effectiveness of a drug or product candidate.

  Phase I Clinical Trials

  Phase I clinical trials begin when regulatory agencies allow initiation of clinical investigation of a new drug or product candidate and usually involves up to 80 healthy volunteers or subjects. The tests study a drug's safety profile, and may include a preliminary determination of a drug or product candidate's safe dosage range. The phase I clinical trial also determines how a drug is absorbed, distributed, metabolized and excreted by the body, and therefore the potential duration of its action. Phase I clinical trials generally take from one to three years to complete.

  Phase II Clinical Trials

  Phase II clinical trials are conducted on a limited number of subjects with the targeted disease. An initial evaluation of the drug's effectiveness on subjects is performed and additional information on the drug's safety and dosage range is obtained. Phase II clinical trials normally include up to several hundred subjects and may take as many as two to three years to complete.

  Phase III Clinical Trials

  Phase III clinical trials typically include controlled multi-center sites and involve a larger target patient population that normally consists of from several hundred to several thousand subjects to ensure that study results are statistically significant. During phase III clinical trials, physicians monitor subjects to determine efficacy and to gather further information on safety. These trials are generally global in nature and are designed to generate all of the clinical data necessary to submit an application for marketing approval to regulatory agencies. Phase III testing varies by disease state, but can often last from two to seven years.

  Regulatory Review

  If a product candidate successfully completes phase III clinical trials and is submitted to governmental regulators, such as the FDA in the United States or the EMA in the European Union, the time to final marketing approval can vary from six months (for a U.S. filing that is designated for priority review by the FDA) to several years, depending on a number of variables, such as the disease state, the strength and complexity of the data presented, the novelty of the target or compound, risk-management approval and whether multiple rounds of review are required for the agency(ies) to evaluate the submission. There is no guarantee that a potential treatment will receive marketing approval, or that decisions on marketing approvals or treatment indications will be consistent across geographic areas.

PRECLINICAL AND CLINICAL – STAGE PIPELINE

Our preclinical and clinical-stage pipeline of new drug candidates and cell therapies is highlighted by multiple classes of small molecule, therapeutic agents designed to selectively regulate disease-associated genes and proteins. These product candidates are at various stages of preclinical and clinical development.

Oral anti-inflammatory agents:    We are developing novel, orally administered small molecules that specifically target PDE4, an intracellular enzyme that modulates the production of multiple pro-inflammatory and anti-inflammatory mediators including interleukin-2 (IL-2), IL-10, IL-12, IL-23, INF-gamma, TNF-a, leukotrienes and nitric oxide synthase. Apremilast (CC-10004), our lead product candidate in Inflammation & Immunology, has demonstrated statistically significant and clinically meaningful benefits in recent phase III trials in the treatment of psoriasis (ESTEEM 1 and 2 trials) and previously treated psoriatic arthritis (PALACE 1, 2, and 3 trials). Apremilast is being evaluated in phase III trials for psoriatic arthritis and ankylosing spondylitis and a phase II trial for the use of apremilast for Behçet's disease was recently completed. In addition, we are investigating our next generation oral PDE4 inhibitor, CC-11050, a unique anti-inflammatory compound with the potential to treat a variety of chronic inflammatory conditions such as cutaneous lupus erythematosus.

Cellular therapies:    At Celgene Cellular Therapeutics, or CCT, we are researching stem cells derived from the human placenta as well as from the umbilical cord. CCT is our research and development division dedicated to fulfilling the promise of cellular technologies by developing products and therapies to significantly benefit patients. Our goal is to develop proprietary cell therapy products for the treatment of unmet medical needs.

Stem cell based therapies offer the potential to provide disease-modifying outcomes for serious diseases that lack adequate therapy. We have developed proprietary technology for collecting, processing and storing placental stem cells with potentially broad therapeutic applications in cancer, auto-immune diseases, and other inflammatory diseases.

We are developing our cellular therapies, PDA-001 (IV formulation) and PDA-002 (IM/SC injectable formulation), with the initiation of phase I safety and dose finding studies. We are also continuing research to define the potential of placental-derived stem cells and to characterize other placental-derived products.

CC-486:    We have initiated two phase III trials of CC-486 that are currently enrolling to evaluate CC-486 in the treatment of MDS and AML. In addition, a phase I trial of CC-486 for the treatment of solid tumor indications is currently in progress.

Sotatercept (ACE-011) and ACE-536:    We have collaborated with Acceleron Pharma, Inc., or Acceleron, to develop sotatercept and ACE-536 to treat anemia in patients with rare blood disorders. Several phase II trials are in progress to evaluate the use of sotatercept or ACE-536 in the treatment of anemia in patients with rare blood disorders.

CELGENE LEADING PRODUCT CANDIDATES

The development of our leading new drug candidates and their targeted disease indications are outlined in the following table:

Product	Disease Indication	Status	Trial Beginning Date
CC-486	Lower risk MDS	Phase III initiated	December 2012
	AML maintenance	Phase III initiated	December 2012
EPZ-5676	MLL-r Leukemia	Phase I enrolling	September 2012
Oral Anti-Inflammatory:
Apremilast (CC-10004)	Psoriasis	Phase III trials ongoing	September 2010
	Psoriatic arthritis	Phase III trials ongoing	June 2010
	Rheumatoid arthritis	Phase II completed	December 2010
	Ankylosing spondylitis	Phase III enrolling	June 2012
	Behçet's disease	Phase II completed	August 2009
CC-11050	Cutaneous lupus	Phase II ongoing	February 2011
CC-220	Inflammation	Phase I enrolling	December 2012
Cellular Therapies:
PDA-001	Crohn's disease	Phase I initiating	February 2013
PDA-002	Peripheral arterial disease	Phase I initiating	Q2 2013
Activin Biology:
Sotatercept (ACE-011)	Renal anemia	Phase II ongoing	June 2010
	Anemia with beta thalassemia	Phase II enrolling	April 2012
	Anemia with MDS	Phase II enrolling	December 2012
ACE-536	Beta thalassemia	Phase II enrolling	January 2013
	Anemia with MDS	Phase II enrolling	January 2013
Novel Anti-tumor Agents:
CC-223	Solid tumors, non-Hodgkin lymphoma, multiple myeloma	Phase I/II ongoing	July 2010
	Non-small cell lung cancer	Phase Ib ongoing	March 2012
CC-115	Solid tumors, non-Hodgkin lymphoma, multiple myeloma	Phase I ongoing	April 2011
CC-122	Solid tumors, non-Hodgkin lymphoma, multiple myeloma	Phase I ongoing	September 2011
CC-486	Solid tumors	Phase I/II ongoing	November 2011
CC-292	CLL, non-Hodgkin lymphoma	Phase I and Ib trials ongoing	August 2010

PATENTS AND PROPRIETARY TECHNOLOGY

We consider intellectual property protection (including, but not limited to, patents and regulatory exclusivities) relative to certain products, particularly those products discussed below, to be critical to our operations. For many of our products, in addition to compound patents, we hold patents on manufacturing processes, formulations or uses that may extend exclusivity beyond the expiration of the compound patent.

Key products table of exclusivities:

The following table shows the expected expiration dates in the United States and in Europe of the last-to-expire period of exclusivity (regulatory or patent) related to the following approved drugs, which are subject to the challenges and risk factors as described herein:

	U.S.	Europe
REVLIMID® brand drug	2027	2024
(U.S. and European Patent Office, or EPO, drug substance patents)
THALOMID® brand drug	2023	2019
(Use and/or drug product patents)
VIDAZA® brand drug	2011	2018
(U.S. and EMA regulatory exclusivities only)
ABRAXANE® brand drug	2026	2022
(U.S. use and EPO use/drug product patents)
ISTODAX® brand drug	2021	(10 years regulatory
(U.S. drug substance patents)		exclusivity upon approval)
(EMA regulatory exclusivity upon approval)
POMALYST® brand drug	2024	(10 years regulatory
(U.S. use patent)		exclusivity upon approval)
(EMA regulatory exclusivity upon approval)
FOCALIN® brand drug	2015	N/A
(U.S. use patents)
FOCALIN XR® brand drug	2015	2018
(U.S. use patents)
(EPO drug product patent)

In the United States, the patents covering REVLIMID® include 17 patents that are listed in the U.S. Orange Book, all of which are assigned to us. The last-to-expire patent (2027), U.S. Patent No. 7,465,800, covers certain polymorphic forms of the pharmaceutically active ingredient of REVLIMID®.

REVLIMID® is also covered in foreign countries by certain patents and patent applications that correspond to certain of those listed in the U.S. Orange Book. For example, patents related to the active pharmaceutical ingredient, uses and pharmaceutical compositions have been granted in Europe. Although certain of the patents are currently scheduled to expire in 2017 or 2018, patents granted in certain European countries, such as Spain, France, Italy, Germany and the United Kingdom, will not expire until 2022 due to the Supplementary Protection Certificates, or SPCs, granted in these countries. In addition, as noted in the table above, patents in Europe that relate to certain polymorphic forms of the active pharmaceutical ingredient of REVLIMID® will not expire until 2024.

The patents covering THALOMID® in the United States include 18 patents that are listed in the U.S. Orange Book. The last-to-expire patent that is assigned to us (2023), U.S. Patent No. 7,230,012, covers marketed THALOMID® formulations.

In foreign countries, THALOMID® is also covered by certain patents and patent applications that correspond to certain of those listed in the U.S. Orange Book. Patents related to the approved uses of THALOMID® have been granted in Europe. Although certain of these patents are currently scheduled to expire in 2014 or 2017, patents granted in certain European countries, such as Spain, France and Italy, will not expire relative to certain uses of thalidomide, until 2019 due to the SPCs granted in these countries.

In the United States, orphan drug exclusivity with respect to VIDAZA® expired in May 2011. In Europe, new drug and orphan exclusivities relative to VIDAZA® will expire in December 2018.

The patents covering ABRAXANE® in the United States include 14 patents that are listed in the U.S. Orange Book. One patent, U.S. Patent No. 7,820,788, expiring in 2024, covers marketed ABRAXANE® formulations. The last-to-expire patent (2026), U.S. Patent No. 8,268,348, covers approved uses of ABRAXANE®. In Europe, new drug exclusivity relative to ABRAXANE® expires in 2018. We have applied for and received in certain European countries SPCs relative to EP 0 961 612 B1 that extend exclusivity for ABRAXANE® to 2022.

The last-to-expire patents relating to ISTODAX® that are listed in the U.S. Orange Book, expire in August 2021.

The patents related to POMALYST® in the United States include at least 10 patents that are anticipated to be listed in the U.S. Orange Book. One patent (2016), U.S. Patent No. 6,316,471, covers marketed POMALYST® formulations. The last-to-expire patent (2024) is U.S. Patent No. 8,198,262 which covers uses of POMALYST® referenced in the approved U.S. label. POMALYST® is expected to receive Orphan Drug exclusivity which will last until February 2020.

In the United States, the patents covering FOCALIN® include three patents that are listed in the U.S. Orange Book. All of these patents are assigned to us. The last-to-expire patents, listed in the U.S. Orange Book, all expire in December 2015.

In the United States, the patents covering FOCALIN XR® comprise six patents that are listed in the U.S. Orange Book. All of these patents are assigned to us. These patents all expire in December 2015. A relevant European patent, owned by us, expires in June 2018.

In the United States, the patents covering RITALIN LA® comprise three patents that are listed in the U.S. Orange Book. All of these patents are assigned to us. These last-to-expire patents, all listed in the U.S. Orange Book, expire in December 2015. A related European patent, owned by us, expires in June 2018.

With respect to our U.S. patents for FOCALIN®, FOCALIN XR® and RITALIN LA®, litigation with generic drug companies have been resolved pursuant to confidential settlements which allow for the entrance of their respective generic products in the United States prior to the 2015 patent expirations in the event their respective abbreviated new drug applications, or ANDAs, receive

FDA approval. In January 2012, Actavis Group, a generic manufacturer, announced the launch of a generic version of RITALIN LA®.

We have received SPCs in Europe relative to certain in-licensed thalidomide patents, which relate to THALOMID® and extend the terms of these patents relative to certain uses of thalidomide to 2019. Corresponding foreign patent applications and additional U.S. patent applications are still pending. Pursuant to certain agreements with the owners of the thalidomide patents, we are obligated to comply with certain milestones and other obligations, including those relating to REVLIMID® sales.

In 2001, Children's Medical Center Corporation, or CMCC, granted to us an exclusive worldwide license under certain patents and patent applications relating to thalidomide. In December 2002, CMCC granted to us an exclusive worldwide license to certain patents and patent applications relating to thalidomide analogs, metabolites, precursors and hydrolysis products of thalidomide, and stereoisomers thereof.

In addition, we have applied for and received SPCs to 2022 in Europe relative to both REVLIMID® and ABRAXANE®. In the United States, we have been granted a patent term extension of a REVLIMID® composition of matter patent to 2019. In the United States, we have been granted patent term adjustment with respect to a REVLIMID® polymorph patent; this patent is presently scheduled to expire in 2027.

Patent term extensions have been granted in other markets as well, including Australia and Korea, relative to certain of our patents related to REVLIMID®. Patent term extensions relative to lenalidomide have been granted in Japan. Further, patent term extensions relative to ABRAXANE® have been secured and/or are actively being sought in Australia, Japan, Russia and Korea. We are also considering alternative exclusivity strategies, mostly through international treaties, in a variety of countries throughout Latin America.

Trade secret strategies also are important to our success and related to many of our key products.

Our brand names, logos and trademarks are also important to our success. We maintain both registered and common law trademarks. Common law trademark protection typically continues where and for as long as the mark is used. Registered trademarks continue in each country for as long as the trademark is registered.

In total, we own or have exclusively licensed nearly 400 issued U.S. patents. In addition, approximately 550 additional pending U.S. patent applications are owned by or exclusively licensed to us. We have a policy to seek worldwide patent protection for our inventions and have foreign patent rights corresponding to most of our U.S. patents.

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

CCT seeks patent protection for the collection, processing, composition, formulation and uses of mammalian placental and umbilical cord tissue and placental and umbilical cord stem cells, as well as cells and biomaterials derived from the placenta. As of December 2012 CCT owned, in whole or in part, 24 U.S. patents, including claims to novel cells and cellular compositions. In addition, CCT owns 92 U.S. patent applications, including pending provisional applications.

Our patents are regularly subject to challenge by generic drug companies. See Part I, Item 3, "Legal Proceedings." We rely on several different types of patents to protect our products that may include, without limitation, compound, polymorph, formulation and method of use patents. We cannot be certain, however, whether any of these patents will be circumvented, invalidated or found unenforceable or infringing in challenges by generic companies. For a more detailed discussion of risks related to our patent portfolio, see Part I, Item 1A. "Risk Factors."

GOVERNMENTAL REGULATION/EXCLUSIVITIES AFFORDED BY REGULATORY AUTHORITIES

Governmental Regulation:    Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of pharmaceuticals and in our ongoing research and development activities. Most, if not all, of our therapeutic products require regulatory approval by governmental agencies prior to and after commercialization. Human therapeutic products are subject to rigorous preclinical testing and clinical trials and other pre-marketing and post-marketing approval requirements of the FDA and regulatory authorities in other countries. In the United States, various federal and, in some cases, state statutes and regulations also govern, or impact upon the manufacturing, testing for safety and effectiveness, labeling, storage, record-keeping and marketing of such products. The lengthy process of seeking required approvals, and the continuing need for compliance with applicable statutes and regulations, require the expenditure of substantial resources. Regulatory approval, if and when obtained, may be limited in scope which may significantly limit the uses for which a product may be promoted. Further, approved drugs, as well as their manufacturers, are subject to ongoing post-marketing review, inspection and discovery of previously unknown problems with such products or the manufacturing or quality control procedures used in their production, which may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Any failure or delay by us, our suppliers of manufactured drug product, collaborators or licensees, in obtaining regulatory approvals could adversely affect the marketing of our products and our ability to receive product revenue, license revenue or profit sharing payments.

Clinical Development:    Before a product may be administered to human subjects, it must undergo preclinical testing. Preclinical tests include laboratory evaluation of a product candidate's chemistry and its biological activities and animal studies to assess potential safety and efficacy. The results of these studies must be submitted to the FDA as part of an Investigational New Drug, or IND, application which must be reviewed by the FDA primarily for safety considerations before clinical trials in humans can begin.

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

The FDA can also assign a Breakthrough Therapy designation to a drug or biologic. A drug intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and that may be a substantial improvement over existing therapies, based on preliminary clinical evidence from one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development may be designated a Breakthrough Therapy. For drugs and biologics that have been designated as Breakthrough Therapies, robust FDA-Sponsor interaction and communication can help to identify the most efficient, expeditious path for clinical development while minimizing the number of patients placed in ineffective control regimens. A Breakthrough Therapy designation requires evidence of substantial improvement over current treatments in early clinical development.

Typically, clinical trials involve a three-phase process as previously described. In some cases, further studies are required as a condition for an NDA or biologics license application, or BLA, approval. The FDA requires monitoring of all aspects of clinical trials and reports of all adverse events must be made to the agency before drug approval and requires submission of post-marketing adverse event reports after approval. The FDA may also require the Sponsor to conduct pediatric studies for the drug and indication under review if the application is for a new active ingredient, indication, dosage form, dosing regimen, or route of administration.

FDA Review and Approval:    The results of the preclinical testing and clinical trials are submitted to the FDA as part of an NDA or BLA for evaluation to determine if there is substantial evidence that the product is safe and effective for approval to commence commercial sales. In responding to an NDA or BLA, the FDA may grant marketing approval or deny approval by requesting additional information, even new clinical trials, if it determines that the application does not satisfy its regulatory approval criteria. When an NDA or BLA is approved, the NDA or BLA holder must (a) employ a system for obtaining reports of drug adverse experience and side effects associated with the drug and make appropriate submissions to the FDA and (b) timely advise the FDA if any marketed product fails to adhere to specifications established by the NDA or BLA.

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

The FDA may provide approval with restrictions to assure safe use. If the FDA concludes that a drug previously shown to be effective can be safely used only if distribution or use is restricted, the FDA will require post-marketing restrictions as necessary to assure safe use. The sponsor may be required to establish systems to assure use of the product under safe conditions. In 2007, the FDA was granted authority to require risk evaluation and mitigation strategies, or REMS, to ensure that benefits of a drug outweigh risks. There are financial and other penalties for non-compliance with a drug's REMS.

For all products that receive accelerated approval, the FDA may withdraw approval after a hearing if a post-marketing clinical study fails to verify clinical benefit, if the applicant fails to perform the required post-marketing study with due diligence, if post-marketing restrictions are inadequate to assure safe use of the product, if the applicant fails to adhere to agreed upon post-marketing restrictions, if promotional materials are false or misleading, or if other evidence demonstrates the product is not safe or effective under its conditions of use.

Manufacturing Quality Control:    Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures continually conform with the FDA's current Good Manufacturing Practice, or cGMP, regulations (which are regulations established by the FDA governing the manufacture, processing, packing, storage and testing of drugs and biologics intended for human use). In complying with cGMP, manufacturers must devote extensive time, money and effort in the area of production and quality control and quality assurance to maintain full technical compliance. Manufacturing facilities and company records are subject to periodic inspections by the FDA to ensure compliance. If a manufacturing facility is not in substantial compliance with these requirements, regulatory enforcement action may be taken by the FDA, which may include seeking an injunction against shipment of products from the facility and/or recall of products previously shipped from the facility.

FDA Review and Enforcement:    The FDA closely reviews and regulates the marketing and promotion of drug and biologic products. FDA approval for a specified indication is required before marketing or promoting a product for that indication. The FDA may take enforcement action against a company for promoting unapproved uses of a product ("off-label promotion") or for other violations of advertising and labeling laws and regulations.

The FDA may issue warning letters and untitled letters or non-compliance letters that are made public, which may require corrective actions including modification of advertising or other corrective communications to consumers or healthcare professionals. Failure to comply with applicable FDA regulatory requirements can result in enforcement actions, such as license revocation or suspension; orders for retention, recall, seizure or destruction of product; cessation of manufacturing; injunctions; inspection warrants; search warrants; civil penalties, including fines based on the equitable remedy of disgorgement; restitution; and criminal prosecution.

Post-approval:    After approval, a sponsor of a drug product has ongoing reporting obligations concerning adverse reactions associated with the drug, including expedited reports for serious and unexpected adverse events. Following assessment of these reports, regulatory authorities can require product label updates to reflect new safety data or warnings. If the FDA becomes aware of new safety information, it can also require us to conduct studies or clinical trials at the time of approval or after approval to assess the potential for a serious risk. The FDA can also impose marketing restrictions, including the suspension of marketing or complete withdrawal of a product from the market.

Markets Outside of the United States:    Approval procedures must be undertaken in virtually every other country comprising the market for our products. The approval procedure and the time required for approval vary from country to country and may involve additional testing.

Exclusivities:    Pursuant to the United States Orphan Drug Act, a sponsor may request that the FDA designate a drug intended to treat a "rare disease or condition" as an "orphan drug." The term "orphan drug" can refer to either a drug or biologic. A rare disease or condition is defined as one which affects less than 200,000 people in the United States, or which affects more than 200,000 people, but for which the cost of developing and making available the product is not expected to be recovered from sales of the product in the United States. Upon the approval of the first NDA or BLA for a drug designated as an orphan drug for a specified indication, the sponsor of that NDA or BLA is entitled to seven years of exclusive marketing rights in the United States for the orphan drug for the same indication unless the sponsor cannot assure the availability of sufficient quantities of the drug to meet the needs of persons with the disease. However, orphan drug status is particular to the approved indication and does not prevent another company from seeking approval of an off-patent drug that has other labeled indications that are not under orphan or other exclusivities. The period of orphan exclusivity is concurrent with any patent or other exclusivity that relates to the drug or biologic. Orphan drugs may also be eligible for federal income tax credits for costs associated with the drugs' development. In order to increase the development and marketing of drugs for rare disorders, regulatory bodies outside the United States have enacted regulations similar to the Orphan Drug Act.

Under the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, or the Act, products covered by approved NDAs or supplemental NDAs may be protected by periods of patent and/or non-patent exclusivity. During the three-year marketing exclusivity period granted for reports of new clinical investigations conducted by the sponsor essential for approval, the FDA is precluded from approving a potential competitor's Abbreviated New Drug Application, or ANDA, or a 505(b)(2) application. The FDA is also precluded from accepting an ANDA or 505(b)(2) application for a five-year marketing exclusivity period that is granted when an active moiety (which is a molecule or ion responsible for the physiological or pharmacological action of the drug) has not been previously approved. An applicant is permitted to submit an ANDA or 505(b)(2) after four years if it contains certification of invalidity or non-infringement to a patent listed for the approved drug, but such application does not affect any regulatory or appropriate patent exclusivity.

The FDA also grants an additional six months of market protection at the end of listed patents and/or exclusivity for the drug product's active moiety, when the drug sponsor has conducted pediatric studies in response to a written request from the FDA. To qualify for pediatric exclusivity, an applicant must have received a written request for pediatric studies from the FDA.

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

An abbreviated pathway was established by the Biologics Price Competition and Innovation Act of 2009 (BPCI Act), enacted in 2010, as part of the Patient Protection and Affordable Care Act. The BPCI Act creates an abbreviated licensure pathway for biological products shown to be biosimilar to or interchangeable with an FDA-licensed reference product. Biological products have 12 years of exclusivity, after which there may be biosimilar application approvals under the Public Health Service Act.

Manufacturers also have the opportunity to take advantage of the ability for the FDA to consider single enantiomer drugs as new chemical entities for a five-year new chemical entity exclusivity. For new chemical entity determination the new single enantiomer may not rely on clinical investigations from the racemic product's approval.

Under the Generating Antibiotic Incentives Now Act of 2011, an additional five years of marketing exclusivity is available for products approved and designated as qualified infectious disease products, or QIDPs. A QIDP is defined as "an antibacterial or drug for human use intended to treat serious or life-threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens; or (2) qualifying pathogens." A "qualifying pathogen" means a pathogen identified and listed by the FDA as such.

COMPETITION

The pharmaceutical and biotechnology industries are highly competitive. We also compete with universities and research institutions in the development of products and processes, and in the acquisition of technology from outside sources.

Competition in the areas of oncology and inflammation and immunology areas, is particularly intense. Numerous pharmaceutical and biotechnology companies have extensive anti-cancer and anti-inflammatory drug discovery, development and commercial resources. AbbVie, Amgen, AstraZeneca, Biogen Idec, Bristol-Myers Squibb, Eisai, Ltd., F. Hoffmann-LaRoche, Johnson & Johnson, Merck, Novartis, Pfizer, Sanofi, and Takeda, are among the many companies researching and developing new compounds in the oncology and inflammation and immunology fields. We also have potential competition from generic drug manufacturers.

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

Our competition will be determined in part by the indications and geographic markets for which our products are developed and ultimately approved by regulatory authorities. The relative speed with which we develop new products, complete clinical trials, obtain regulatory approvals, receive pricing and reimbursement approvals, and finalize agreements with contract manufacturers, when needed, and market our products are critical factors in gaining a competitive advantage. Competition among approved products depends, among other things, on product efficacy, safety, convenience, reliability, availability, price, third-party reimbursement and patent and non-patent exclusivity.

SIGNIFICANT ALLIANCES

We have entered into a variety of alliances in the ordinary course of our business. Although we do not consider any individual alliance to be material, the following is a brief description of certain of the more notable alliances:

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

When generic versions of long-acting methylphenidate hydrochloride and dexmethylphenidate hydrochloride enter the market, we expect Novartis' sales of RITALIN LA® and FOCALIN XR® products to decrease and therefore its royalties under this agreement to also decrease. In January 2012, Actavis Group announced the launch of a generic version of RITALIN LA®.

Array BioPharma Inc.:    We have a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, we made payments to date in the aggregate amount of $59.0 million, which were recorded as research and development expense, in return for an option to purchase exclusive worldwide rights for compounds developed against up to two research targets defined in the agreement. Array will be responsible for all discovery and clinical development through phase I or phase IIa for each compound. Potential milestone payments for each compound of approximately $200.0 million (most of which are payable subsequent to exercise of the relevant option) if certain discovery, development and regulatory milestones are achieved, and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales.

During 2012 we exercised our option to extend the term of the agreement for an additional year. Our option will now terminate upon the earlier of (i) a termination of the agreement by its terms, (ii) the date we have exercised our options for compounds developed against two of the four research targets identified, or (iii) September 21, 2013. We may unilaterally extend the option term for an additional one-year term until September 21, 2014. During 2012, we made a $3.0 million payment to Array in order to extend the research activities on one of the compounds.

If we exercise the options for each compound, upon the expiration of the research collaboration agreement under certain circumstances, Array will grant us a fully paid-up, royalty-free license to use certain intellectual property of Array to market and sell the compounds and products developed under the agreement.

Acceleron Pharma:    We entered into a worldwide strategic collaboration agreement with Acceleron for the joint development and commercialization of sotatercept, or ACE-011, currently being studied for treatment of renal anemia. The collaboration agreement, as amended, combines both companies' resources and commitment to developing products for the treatment of cancer and cancer-related bone loss, and expands the joint development, manufacturing and commercialization of Acceleron's products to include anemia exclusivity. Under the terms of the ACE-011 agreement, we and Acceleron will jointly develop, manufacture and commercialize Acceleron's products for the treatment of bone loss. We made a payment to Acceleron in February 2008 of $50.0 million, which included a $5.0 million equity investment in Acceleron Series C-1 Convertible Preferred Stock, with the remainder recorded as research and development expense. In December 2011, we made a $25.0 million equity investment in Acceleron Series F Convertible Preferred Stock. In the event of an initial public offering of Acceleron, we will purchase a minimum of $7.0 million of Acceleron common stock. We have agreed to pay all development costs related to ACE-011 incurred after January 1, 2013.

Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $367.0 million for the ACE-011 program and up to an additional $348.0 million for each of three specific discovery stage programs. The parties also agreed to co-promote the products under the ACE-011 agreement in North America. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound. We made a $7.0 million development milestone payment to Acceleron in April 2011 for the initiation of enrollment into a phase II study for chemotherapy-induced anemia.

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

In connection with the ACE-536 agreement, we made a payment to Acceleron in the amount of $25.0 million. We have also agreed to pay all development costs incurred after January 1, 2013. Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $217.5 million for the ACE-536 program and up to an additional $170.8 million for the first discovery stage program, $148.8 million for the second discovery stage program and $125.4 million for each additional discovery stage program thereafter. In October 2011, we made a $7.5 million milestone payment for the initiation of a phase I clinical study of ACE-536. A $10.0 million milestone payment will be made for the January 2013 initiation of a phase II clinical study to evaluate ACE-536 for the treatment of anemia in patients with myelodysplastic syndromes. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound.

The agreements for ACE-011 and ACE-536 may be terminated by us, at our sole discretion, at any time for the ACE-011 agreement, and, with respect to the ACE-536 agreement, after completion of the initial phase II clinical trials, or by either party, among other things, upon a material breach by the other party.

GlobeImmune, Inc.:    We entered into a collaboration and option agreement with GlobeImmune, Inc., or GlobeImmune, as amended, focused on the discovery, development and commercialization of novel therapeutics in cancer. As part of this agreement, we made a payment in May 2009 of $30.0 million, which was recorded as research and development expense, in return for the option to license certain compounds and products based on the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs, as well as oncology compounds and products resulting from future programs controlled by GlobeImmune. If the option is exercised, GlobeImmune will be entitled to receive potential milestone payments of approximately $230.0 million for the GI-4000 program, $145.0 million for each of the GI-6200 and GI-3000 programs and $161.0 million for each of the GI-6300 program and each additional future program if certain development, regulatory and sales-based milestones are achieved. GlobeImmune will also receive tiered royalties on worldwide net sales.

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

Epizyme:    In April 2012, we entered into a collaboration and license agreement with Epizyme, Inc., or Epizyme, to discover, develop and commercialize novel therapeutic compounds by inhibiting histone methyltransferases (HMTs), an important epigenetic target class.

Under the terms of the agreement, we made an upfront payment of $65.0 million to Epizyme and also made a $25.0 million equity investment in Epizyme Series C Preferred Stock. If the option is exercised, Epizyme could receive up to $165.0 million in milestone payments associated with each Epizyme compound developed to inhibit each distinct HMT target under the collaboration plus royalties on sales. Under this agreement, we have the exclusive option to license rights to HMT targets outside the United States and each Epizyme compound associated with such target during the option term. Epizyme will have the sole responsibility to develop and commercialize compounds in the United States.

The option term expires on either July 9, 2015, or July 9, 2016 if we unilaterally extend the option term for a fourth year and pay an option extension fee. Further, if an HMT target or targets are selected then the agreement will expire upon the expiration of all applicable royalty terms under the agreement with respect to all licensed Epizyme compounds. Upon the expiration of the agreement, we will have a fully paid-up, royalty-free license to use Epizyme intellectual property to manufacture, market, use and sell such licensed Epizyme compounds developed under the agreement outside the United States.

Other Collaboration Arrangements in 2012:    In addition to the collaboration arrangements described above, we entered into a number of collaborative arrangements during 2012 that resulted in $34.5 million of assets for investments in equity or other assets and research and development expenses of $113.5 million. These additional arrangements entered into during 2012 include the potential for future milestone payments of up to an aggregate $1.420 billion related to the attainment of specified development and regulatory approval milestones over a period of several years. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

MANUFACTURING

We own and operate an FDA approved manufacturing facility in Zofingen, Switzerland which produces the active pharmaceutical ingredient, or API, for REVLIMID® and THALOMID® and have contracted with FDA approved third-party contract manufacturers to provide backup API manufacturing services for these products. Manufacturing services for REVLIMID® and THALOMID®, which consist of formulation, encapsulation, packaging, warehousing and distribution, are performed at our FDA approved drug product manufacturing facility in Boudry, Switzerland. We have contracted with a number of third-party drug product manufacturing service providers and packaging service providers to provide backup manufacturing and packaging services. All of our third-party service providers are approved by the regulatory authorities for the geographies that they serve.

The API for ABRAXANE® is generally available from multiple sources and is normally available in quantities adequate to meet our needs. Manufacturing services for ABRAXANE® are performed at our manufacturing facility in Arizona and by an approved third party contract manufacturing facility.

The API for VIDAZA® is supplied by two suppliers, and the API for ISTODAX® is supplied by a single-source supplier. Manufacturing and packaging services for these products are provided by a number of third-party service providers.

The API for POMALYST® is supplied by a single-source supplier with primary manufacturing services being performed at our Boudry manufacturing facility. We expect to utilize third-party service providers for backup manufacturing and packaging services for this product.

The API for FOCALIN® and FOCALIN XR® is currently obtained from two suppliers, and we rely on a single manufacturer for the tableting and packaging of FOCALIN® finished product.

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

INTERNATIONAL OPERATIONS

We have significant operations outside the United States conducted both through our subsidiaries and through distributors. Revenues from operations outside the United States were $2.338 billion, or 42.4% of total revenues in 2012, $1.981 billion, or 40.9% of total revenues in 2011, and $1.437 billion, or 39.6% of total revenues in 2010. The increase in the percentage of total revenues from outside of the United States is the result of our ongoing efforts to increase the availability of our products to patients worldwide.

Our international headquarters and a drug product manufacturing facility which performs formulation, encapsulation, packaging, warehousing and distribution are located in Boudry, Switzerland. We continue to expand our international regulatory, clinical and commercial infrastructure and currently conduct our international operations in over 50 countries and have sales in over 70 countries and regions including Europe, Latin America, Middle East, Asia/Pacific and Canada.

Our international operations are subject to risks associated with operating on an international basis including currency fluctuations, price and exchange controls and other restrictive governmental actions. Our international operations are also subject to government-imposed constraints, including laws on pricing, reimbursement and access to our products. Depending on the direction of change relative to the U.S. dollar, foreign currency values can increase or decrease the reported dollar value of our net assets and results of operations. While we cannot predict with certainty future changes in foreign exchange rates or the effect they will have, we attempt to mitigate their impact through operational means and by using foreign currency derivative instruments. See the discussions under "Item 7A Quantitative and Qualitative Disclosures About Market Risk."

SALES AND COMMERCIALIZATION

We promote our brands globally through our commercial organization which is comprised of highly trained individuals who have significant experience in the pharmaceutical industry, especially in the areas of oncology and immunology. Our commercial organization supports our currently marketed brands and prepares for the launches of new products, as well as new indications for existing products. We have a team of dedicated market access professionals to help physicians, patients and payers understand the value our products deliver. Given our goal to ensure that patients who might benefit from our therapies have the opportunity to do so and given the complex reimbursement environment in the United States, we offer the services of Celgene Patient Support®, a dedicated, central point of contact for patients and healthcare professionals who use or prescribe Celgene products. Celgene Patient Support® is a free service that helps patients and healthcare professionals navigate the challenges of reimbursement, providing information about co-pay assistance and answering questions about obtaining Celgene products.

In most countries, we sell our products through our own sales organizations. In some countries, particularly in Latin America, we partner with third-party distributors. See the section entitled "COMMERCIAL STAGE PRODUCTS" above. Generally, we distribute our products through the commonly used channels in local markets. However, REVLIMID®, POMALYST®, and THALOMID® are distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to provide for their safe and appropriate distribution and use.

EMPLOYEES

As of December 31, 2012, we had 4,700 full-time employees, of whom 2,020 were engaged primarily in research and development activities, 1,451 engaged primarily in sales and commercialization activities, 452 engaged primarily in manufacturing, and the remaining 777 engaged primarily in executive and general and administrative activities. The number of full-time employees in our international operations has grown from 1,654 at the end of 2011 to 1,834 at the end of 2012. We also employ a number of part-time employees and maintain consulting arrangements with a number of researchers at various universities and other research institutions around the world.

FORWARD-LOOKING STATEMENTS

Certain statements contained or incorporated by reference in this Annual Report on Form 10-K are considered forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended) concerning our business, results of operations, economic performance and/or financial condition, based on management's current expectations, plans, estimates, assumptions and projections. Forward-looking statements are included, for example, in the discussions about:

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

  •
  regulatory approvals for our manufacturing facilities and those of our suppliers;

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

During the next several years, the growth of our business will be largely dependent on the commercial success of REVLIMID®, VIDAZA®, THALOMID® and ABRAXANE®. We cannot predict the extent to which these or our other existing or new products will be accepted by regulators, physicians, patients and other key opinion leaders as effective drugs with certain advantages over existing or future therapies. We are continuing to introduce our products in additional international markets and to obtain approvals for additional indications both in the United States and internationally. A delay in gaining the requisite regulatory approvals for these markets or indications could negatively impact our growth plans and the value of our stock.

Further, if unexpected adverse experiences are reported in connection with the use of any of our products, physician and patient comfort with the product could be undermined, the commercial success of such product could be adversely affected and the acceptance of our other products could be negatively impacted. We are subject to adverse event reporting regulations that require us to report to the Food and Drug Administration, or FDA, or similar bodies in other countries if our products are associated with a death or serious injury. These adverse events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling, which could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Similarly, the occurrence of serious adverse events known or suspected to be related to the products could negatively impact product sales. For example, THALOMID® is known to be toxic to the human fetus and exposure to the drug during pregnancy could result in significant deformities in the baby. REVLIMID® is also considered fetal toxic and there are warnings against use of VIDAZA® in pregnant women as well. While we have restricted distribution systems for both THALOMID® and REVLIMID® and we endeavor to educate patients regarding the potential known adverse events including pregnancy risks, we cannot ensure that all such warnings and recommendations will be complied with or that adverse events resulting from non-compliance will not have a material adverse effect on our business.

It is necessary that our primary products achieve and maintain market acceptance. A number of factors may adversely impact the degree of market acceptance of our products, including the products' efficacy, safety, price and benefits, if any, over competing products, as well as the reimbursement policies of third-party payers, such as government and private insurance plans, patent disputes and claims about adverse side effects.

If we do not gain or maintain regulatory approval of our products we will be unable to sell our current products and products in development.

Changes in law, government regulations or policies can have a significant impact on our results of operations. The discovery, preclinical development, clinical trials, manufacturing, risk evaluation and mitigation strategies (such as our S.T.E.P.S.® and RevAssist® programs), marketing and labeling of pharmaceuticals and biologics are all subject to extensive laws and regulations, including, without limitation, the U.S. Federal Food, Drug, and Cosmetic Act, the U.S. Public Health Service Act, Medicare Modernization Act, Food and Drug Administration Amendments Act, and other federal and state statutes, as well as similar laws in foreign jurisdictions. Changes in laws, government regulations or policies can have a significant adverse impact on our ability to continue to commercialize our products or introduce new products to the market, which would adversely affect our results of operations.

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

  •
  Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with a regulatory agency's requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first or receives approval of other labeled indications;

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

  •
  Products, such as REVLIMID®, that are subject to accelerated approval can be subject to an expedited withdrawal if the post-marketing restrictions are not adhered to or are shown to be inadequate to assure the safe use of the drug, or evidence demonstrates that the drug is not shown to be safe and effective under its conditions of use. Additionally, promotional materials for such products are subject to enhanced surveillance, including pre-approval review of all promotional materials used within 120 days following marketing approval and a requirement for the submissions 30 days prior to initial dissemination of all promotional materials disseminated after 120 days following marketing approval; and

  •
  Our risk evaluation and mitigation strategies, labeling and promotional activities relating to our products as well as our post-marketing activities are regulated by the FDA, the Federal Trade Commission, the United States Department of Justice, the DEA, state regulatory agencies and foreign regulatory agencies and are subject to associated risks. In addition, individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with regulations regarding the promotion and sale of our products, appropriate distribution of our products under our restricted distribution systems, off-label promotion and the promotion of unapproved products, such agencies may bring enforcement actions against us that could inhibit our commercial capabilities as well as result in significant penalties.

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

We collect placentas and umbilical cord blood for our unrelated allogeneic and private stem cell banking businesses. The FDA's Center for Biologics Evaluation and Research currently regulates human tissue or cells intended for transplantation, implantation, infusion or transfer to a human recipient under 21 CFR Parts 1270 and 1271. Part 1271 requires cell and tissue establishments to screen and test donors, to prepare and follow written procedures for the prevention of the spread of communicable disease and to register the establishment with FDA. This part also provides for inspection by the FDA of cell and tissue establishments. Currently, we are required to be, and are, licensed to operate in New York, New Jersey, Maryland and California. If other states adopt similar licensing requirements, we would need to obtain such licenses to continue operating any stem cell banking businesses if we are deemed to be operating in those states. If we are delayed in receiving, or are unable to obtain at all, necessary licenses, we will be unable to provide services in those states and this could impact negatively on our revenue.

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

Our ability to sell our products to hospitals in the United States depends in part on our relationships with group purchasing organizations, or GPOs. Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO's affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer's products, we may be precluded from making sales to members of the GPO for the duration of that contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position may suffer.

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

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed, invalidated, rendered unenforceable or infringed by others. Further, we are aware of third-party U.S. patents that relate to, for example, the use of certain stem cell technologies and cannot be certain as to any impact to our potential products, or guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, opposition proceedings before a foreign patent office or any interference proceedings before the United States Patent & Trademark Office, or PTO.

With respect to patents and patent applications we have licensed-in, there can be no assurance that additional patents will be issued to any of the third parties from whom we have licensed patent rights, or that, if any new patents are issued, such patents will not be opposed, challenged, invalidated, infringed or dominated or provide us with significant proprietary protection or commercial advantage. Moreover, there can be no assurance that any of the existing licensed patents will provide us with proprietary protection or commercial advantage. Nor can we guarantee that these licensed patents will not be either infringed, invalidated or circumvented by others, or that the relevant agreements will not be terminated. A termination of material licenses granted to us could have a material adverse effect on our business, financial condition and results of operations.

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

The changes in the new U.S. patent law will have an impact on our intellectual property rights and how business is conducted in general. For example, the first-to-file system places a premium on filing as early as possible and appears to increase what is available as prior art, by changing the applicable definitions. In the future, in addition to patents and printed publications, we may be required to deal with unfamiliar prior art categories such as art that is "otherwise available to the public." For patent applications filed on or after March 16, 2013, we may expect post-grant review challenges initiated up to nine months after the corresponding patent issues.

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

The FDA approval process allows for the approval of an Abbreviated New Drug Application, or ANDA, or 505(b)(2) application for a generic version of our approved products upon the expiration, through passage of time or successful legal challenge, of relevant patent or non-patent exclusivity protection. Generic manufacturers pursuing ANDA approvals are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator's data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative companies who have incurred substantial expenses associated with the research and development of the drug product. Accordingly, while our products currently may retain certain regulatory and or patent exclusivity, our products are or will be subject to ANDA applications to the FDA in light of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act. The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator's patent protection prior to the generic manufacturer actually commercializing their products – the so-called "Paragraph IV" certification procedure. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of Orange Book-listed patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue. During the exclusivity periods, the FDA is generally prevented from granting effective approval of an ANDA. Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application. Further, upon such expiration event, the FDA may require a generic competitor to participate in some form of risk management system which could include our participation as well. Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities.

If an ANDA filer or a 505(b)(2) applicant were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenues for that product would be adversely affected.

We received two Paragraph IV Certification Letters dated August 30, 2010 and June 12, 2012, respectively, advising us that Natco Pharma Limited of Hyderabad, India, or Natco, submitted an ANDA to the FDA with respect to REVLIMID®. See "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K for further information.

If we are not able to effectively compete our business will be adversely affected.

The pharmaceutical and biotechnology industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:

  •
  Takeda and Johnson & Johnson, which compete with REVLIMID® and THALOMID® in the treatment of multiple myeloma and in clinical trials with our compounds;

  •
  Eisai, SuperGen and Johnson & Johnson, which compete or may potentially compete with VIDAZA®, in addition Eisai potentially competes with ABRAXANE®, and in other oncology products in general;

  •
  Amgen, which potentially competes with our TNF-a and kinase inhibitors;

  •
  AstraZeneca, which potentially competes in clinical trials with our compounds and TNF-a inhibitors;

  •
  Biogen Idec is generally developing drugs that address the oncology and immunology markets;

  •
  Bristol Myers Squibb, which potentially competes with ABRAXANE®, and in clinical trials with our compounds and TNF-a inhibitors, in addition to other oncology products in general;

  •
  F. Hoffman-La Roche, which potentially competes in clinical trials with our ®TNF-a inhibitors, in addition to other oncology products in general;

  •
  Johnson & Johnson, Pfizer, and Abbott Laboratories also compete with our oral anti-inflammatory programs;

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

See our discussion of accounts receivable from Spain, Italy and Portugal in the Management Discussion and Analysis section of this Annual Report on Form 10-K, under the caption "Liquidity and Capital Resources" for details related to amounts receivable from the government owned or controlled hospitals in Spain, Italy and Portugal.

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

From time to time, we may be subject to litigation or governmental investigation on a variety of matters in the United States or foreign jurisdictions, including, without limitation, regulatory, intellectual property, product liability, antitrust, consumer, false claims, whistleblower, Qui Tam, privacy, anti-kickback, anti-bribery, environmental, commercial, securities and employment litigation and claims and other legal proceedings that may arise from the conduct of our business.

Our activities relating to the sale and marketing and the pricing of our products are subject to extensive regulation in the United States and foreign jurisdictions. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities, and we have been subject to claims and other actions related to our business activities.

We are also subject to significant product liability risks as a result of the testing of our products in human clinical trials and for products that we sell after regulatory approval. Although we have insurance coverage with respect to potential product liability claims, there can be no guarantee that insurance coverage will be adequate or continue to be available at sufficient levels to fully cover claims that may arise in the future.

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

In the first quarter of 2011, the United States Attorney's Office for the Central District of California informed us that they are investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In the third quarter of 2012, we learned that two other United States Attorneys' offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General are conducting related investigations. We are cooperating with these investigations.

While the ultimate outcome of investigations and legal proceedings are difficult to predict, adverse resolutions or settlements of those matters may have a material adverse effect on our results of operations, cash flows or financial condition and result in, among other things:

  •
  rulings that are materially unfavorable to us, including significant damage awards, fines or penalties, and administrative remedies, such as exclusion and/or debarment from government programs, or other rulings that prevent us from operating our business in a certain manner;

  •
  changes to our business operations to avoid perceived risks associated with such litigation or investigations;

  •
  modification of our business practices;

  •
  product recalls;

  •
  reputational damage and decreased demand for our products; and

  •
  expenditure of significant time and resources, which may divert the attention of our management and interfere with the pursuit of our strategic objectives.

While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all potential risks and liabilities. If any litigation or governmental investigation were to have a material adverse result, there could be a material impact on our results of operations, cash flows or financial condition. See also "Legal Proceedings" contained in Part I, Item 3 of this Annual Report on Form 10-K.

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

Manufacturing and distribution risks including a disruption at certain of our manufacturing and distribution sites, would significantly interrupt our production capabilities, which could result in significant product delays and adversely affect our results.

We have our own manufacturing facilities for many of our products and we have contracted with third-party manufacturers and distributors to provide active pharmaceutical ingredient, or API, encapsulation, finishing services, packaging and distribution services to meet our needs. These operations expose us to risks that include the possibility that our or our suppliers' manufacturing processes and distribution channels could be partially or completely disrupted by a fire, natural disaster, terrorist attack, governmental action or military action. In the case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the uncovered cost of any disruption. For these reasons, a significant disruptive event affecting these manufacturing facilities or sites could materially and adversely affect our business and results of operations. In addition, if we inaccurately predict market demand for our products, we may be unable to sufficiently increase production capacity to satisfy demand or may incur costs associated with excess inventory that we manufacture.

In all the countries where we sell our products, governmental regulations exist to define standards for manufacturing, packaging, labeling, distribution and storing. All of our suppliers of raw materials, contract manufacturers and distributors must comply with these regulations, as applicable. In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA's current Good Manufacturing Practice regulations and guidelines. Our failure to comply, or failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products.

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

We cannot ensure that our compliance controls, policies and procedures will in every instance protect us from acts committed by our employees, agents, contractors or collaborators that would violate the laws or regulations of the jurisdictions in which we operate, including without limitation, employment, foreign corrupt practices, environmental, competition and privacy laws. Such improper actions could subject us to civil or criminal investigations, monetary and injunctive penalties and could adversely impact our ability to conduct business, our results of operations and our reputation.

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

  •
  difficulties in the assimilation of different cultures and practices, as well as in the assimilation of broad and geographically dispersed personnel and operations; and

  •
  difficulties in the integration of departments, systems, including accounting systems, technologies, books and records, and procedures, as well as in maintaining uniform standards and controls, including internal control over financial reporting required by the Sarbanes-Oxley Act of 2002 and related procedures and policies.

If we cannot successfully integrate acquired businesses we may experience material negative consequences to our business, financial condition or results of operations. Successful integration of acquired businesses will depend on our ability to manage these operations, to realize opportunities for revenue growth presented by product offerings and expanded geographic market coverage and, to some degree, to eliminate redundant and excess costs.

An inability to continue to attract and retain key leadership, managerial, commercial and scientific talent could adversely affect our business.

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

Among other benefits, we use share-based compensation to attract and retain personnel. Share-based compensation accounting rules require us to recognize all share-based compensation costs as expenses. These or other factors could reduce the number of share-based compensation awards we grant under our incentive plan. We cannot be sure that we will be able to attract or retain skilled personnel or maintain key relationships, or that the costs of retaining such personnel or maintaining such relationships will not materially increase.

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

We are subject to income taxes in both the United States and various foreign jurisdictions, and our domestic and international tax liabilities are largely dependent upon the distribution of income among these different jurisdictions. Various factors may have favorable or unfavorable effects on our effective income tax rate. These factors include, but are not limited to, interpretations of existing tax laws, the accounting for stock options and other share-based compensation, changes in tax laws and rates, future levels of research and development spending, changes in accounting standards, changes in the mix of earnings in the various tax jurisdictions in which we operate, the outcome of examinations by the U.S. Internal Revenue Service and other jurisdictions, the accuracy of our estimates for unrecognized tax benefits and realization of deferred tax assets, and changes in overall levels of pre-tax earnings. The impact on our income tax provision resulting from the above-mentioned factors and others may be significant and could have an impact on our results of operations.

Currency fluctuations and changes in exchange rates could increase our costs and may cause our profitability to decline.

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results.

We utilize foreign currency forward contracts and option contracts, which are derivative instruments, to manage foreign currency risk, but not to engage in currency speculation. We use these derivative instruments to hedge certain forecasted transactions and balance sheet exposures denominated in foreign currencies. The use of these derivative instruments is intended to mitigate the exposure of these risks with the intent to reduce our risk or cost, but may not fully offset any change in operating results as a consequence of fluctuations in foreign currencies. Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations. For additional information, see Part II, Item 8, Note 5 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

In addition, our operations may be materially impacted by conditions affecting global markets generally. Global markets may be adversely affected by many factors beyond our control, including global, regional and industrial economic instability and market volatility, sovereign debt issues, rising interest rates or inflation, terrorism or political uncertainty. A market downturn in general and/or in the biopharmaceutical sector in particular, may adversely affect the market price of our securities, which may not necessarily reflect the actual or perceived value of our company.

Our business could be adversely affected if we are unable to service our obligations under our incurred indebtedness.

We have incurred various forms of indebtedness including senior notes, commercial paper, and a senior unsecured credit facility. Our ability to pay interest, principal amounts when due at maturity, to comply with debt covenants or to repurchase the senior notes if a change of control occurs will depend upon, among other things, continued commercial success of our products and other factors that affect our future financial and operating performance, including, without limitation, prevailing economic conditions and financial, business, and regulatory factors, many of which are beyond our control.

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

Such measures might not be successful and might not enable us to service our obligations under our indebtedness. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.

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

Our board of directors has the authority to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges and preferences of those shares. An issuance of preferred stock could discourage a third-party from acquiring a majority of our outstanding voting stock. Additionally, our by-laws contain provisions intended to strengthen the board's position in the event of a hostile takeover attempt. These provisions could impede the stockholders' ability to remove and replace our management and/or board of directors. Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which may also dissuade a potential acquirer of our common stock.

In addition to the risks relating to our common stock, holders of our contingent value right, or CVRs, are subject to additional risks.

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis and in connection with our acquisition, CVRs, were issued under a CVR Agreement entered into between us and American Stock Transfer & Trust Company, LLC, as trustee. Pursuant to the CVR Agreement, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of certain milestone and net sales payments if certain specified conditions are satisfied. For more information, see Part II, Item 8, Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

In addition to the risks relating to our common stock, CVR holders are subject to additional risks, including:

  •
  an active public market for the CVRs may not continue to exist or the CVRs may trade at low volumes, both of which could have an adverse effect on the resale price, if any, of the CVRs;

  •
  in the absence of an active public market for the CVRs, the market price and trading volume of the CVRs may be volatile;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our corporate headquarters are located in Summit, New Jersey and our international headquarters are located in Boudry, Switzerland. Summarized below are the locations, primary usage and approximate square footage of the facilities we own worldwide:

Location	Primary Usage	Approximate Square Feet
Summit, New Jersey	Administration, marketing, research	400,000
Phoenix, Arizona	Manufacturing and warehousing	247,000
Boudry, Switzerland	Manufacturing and administration	148,000
Zofingen, Switzerland	Manufacturing	12,000

We occupy the following facilities, located in the United States, under operating lease arrangements, none of which are individually material to us. Under these lease arrangements, we may be required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs. All leases are with unaffiliated parties.

Location	Primary Usage	Approximate Square Feet
Berkeley Heights, New Jersey	Office space	282,900
San Diego, California	Research	255,200
Warren, New Jersey	Office space and research	177,500
Basking Ridge, New Jersey	Office space	95,900
San Francisco, California	Office space and research	55,900
Durham, North Carolina	Clinical trial management	36,000
Melrose Park, Illinois	Research	35,000
Overland Park, Kansas	Office space	29,600
Cedar Knolls, New Jersey	Office space and stem cell recovery	25,300
Bedford, Massachusetts	Office space	23,000
Los Angeles, California	Office space	6,000
Destin, Florida	Office space	1,600

We also lease a number of offices under various lease agreements outside of the United States for which the minimum annual rents may be subject to specified annual rent increases. At December 31, 2012, the non-cancelable lease terms for our operating leases expire at various dates between 2013 and 2023 and in some cases include renewal options. The total amount of rent expense recorded for all leased facilities in 2012 was $35.4 million.

ITEM 3.    LEGAL PROCEEDINGS

We and certain of our subsidiaries are involved in various patent, trademark, commercial and other claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of business. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities, and we have been subject to claims and other actions related to our business activities. While the ultimate outcome of investigations and legal proceedings are difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, incurrence of costs and payment of significant penalties, which may have a material adverse effect on our results of operations, cash flows or financial condition.

Pending patent proceedings include challenges to the scope, validity or enforceability of our patents relating to certain of our products or processes. Although we believe we have substantial defenses to these challenges with respect to all our material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that product and could materially affect future results of operations.

Among the principal matters pending to which we are a party are the following:

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

In the first quarter of 2011, the United States Attorney's Office for the Central District of California informed us that they are investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In the third quarter of 2012, we learned that two other United States Attorneys' offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General are conducting related investigations. We are cooperating with these investigations.

REVLIMID®:    We have publicly announced that we received a Notice Letter dated August 30, 2010, sent from Natco Pharma Limited of India ("Natco") notifying us of Natco's Abbreviated New Drug Application, or ANDA, which contains Paragraph IV certifications against certain of Celgene's patents that are listed in the U.S. Federal Drug Administration's, or FDA, Approved Drug Products With Therapeutic Equivalence Evaluations (the "Orange Book") for REVLIMID® (lenalidomide). Under the Hatch-Waxman Act of 1984, a generic manufacturer may file an ANDA containing a certification (a "Paragraph IV certification") challenging the validity or infringement of a patent listed in the Orange Book. Natco's Notice letter alleges, among other things, that certain claims of United States Patent Nos. 5,635,517 (the "'517 patent"), 6,045,501 (the "'501 patent"), 6,315,720 (the "'720 patent"), 6,555,554 (the "'554 patent"), 6,561,976 (the "'976 patent"), 6,561,977 (the "'977 patent"), 6,755,784 (the "'784 patent"), 7,119,106 (the "'106 patent") and 7,465,800 (the "800 patent") are invalid, unenforceable, and/or not infringed. Natco's Notice Letter was sent in connection with its filing of an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg REVLIMID® capsules.

On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to the '517 patent, the '501 patent, United States Patent No. 6,281,230 (the "'230 patent"), the '720 patent, the '554 patent, the '976 patent, the '977 patent, the '784 patent, the '106 patent and the '800 patent.

Natco responded to our infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims. Natco has alleged (through Affirmative Defenses and Counterclaims) that the patents are invalid, unenforceable, and/or not infringed by Natco's proposed generic products. After filing the infringement action, we learned the identity of Natco's U.S. partner, Arrow International Limited ("Arrow"), and filed an amended complaint on January 7, 2011, adding Arrow as a defendant. On March 25, 2011, We filed a second amended complaint naming Natco, Arrow and Watson Laboratories, Inc. (a wholly-owned subsidiary of Actavis, Inc. (formerly known as Watson Pharmaceuticals, Inc.), which is Arrow's parent) as defendants. Those three entities remain the current defendants in that action.

On June 12, 2012, we received a Second Notice Letter from Natco, notifying us of Natco's submission in its ANDA of new, additional Paragraph IV certifications against the '517 patent, the '230 patent and United States Patent Nos. 7,189,740 (the "'740 patent"), 7,855,217 (the "'217 patent") and 7,968,569 (the "'569 patent"). On July 20, 2012, we filed a new infringement action in the United States District Court of New Jersey against Natco, Arrow, Watson Laboratories, Inc. and Actavis, Inc. in response to the Second Notice Letter with respect to the '517 patent, the '230 patent, the '740 patent, and the '569 patent, as well as two non-Orange Book listed patents, United States Patent Nos. 7,977,357 (the "'357 patent") and 8,193,219 (the "'219 patent"). Natco filed its Answer and Counterclaims on September 28, 2012. Natco's counterclaims in the second action are similar to its counterclaims in the first action. In the second action, Natco added counterclaims against United States Patent No. 8,204,763 (the "'763 patent"), which Celgene has not asserted against Natco. Celgene has moved to dismiss those counterclaims related to the '763 patent for lack of subject matter jurisdiction.

A revised Scheduling Order was entered by the Court on November 9, 2012, setting the close for fact discovery on August 14, 2013. A Markman hearing is currently expected to be fully briefed by the end of July 2013. Dates for a Markman hearing and trial have yet to be set.

We believe that Natco's defenses and counterclaims are unlikely to be sustained and we intend to vigorously defend our patent rights. We believe it unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuits, and that all of the patent claims will be deemed to be invalid, unenforceable and/or not infringed. Accordingly, the ultimate outcome is not expected to have a material adverse effect on our financial condition or results of operations.

However, if Natco is successful in challenging our patents, and the FDA were to approve Natco's ANDA with a comprehensive education and risk management program for a generic version of lenalidomide and a generic product were to be introduced, sales of REVLIMID® could be significantly reduced in the United States, which would have a material adverse effect on our results of operations, cash flows and financial condition.

ABRAXANE®:    On December 14, 2011, Cephalon, Inc. and Acusphere, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging, among other things, that the making, using, selling, offering to sell, and importing of ABRAXANE®

brand drug infringes claims of United States Patent No. RE40,493. Plaintiffs are seeking damages and injunctive relief. We intend to vigorously defend against this infringement suit. If the suit against us is successful, we may have to pay damages, ongoing royalties and may have to license rights from plaintiffs. However, we believe that (a) it is unlikely that the plaintiffs in this matter will prevail and (b) the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

VIDAZA®:    On September 28, 2012, we were named as a defendant in a complaint filed by Ivax LLC (formerly Ivax Corporation) in the United States District Court for the Southern District of Florida. Ivax LLC alleges that we have infringed the claims of United States Patent No. 7,759,481 by making, using, and selling VIDAZA® brand drug in the United States. We filed an answer to this complaint on October 19, 2012. We filed a motion for judgment on the pleadings on November 15, 2012, to which Ivax LLC filed an opposition on December 7, 2012. We intend to vigorously defend against this infringement suit. If the suit against us is successful, we may have to pay damages, ongoing royalties or license rights from the plaintiff. However, we believe (a) that it is unlikely that the plaintiff in this matter will prevail and (b) that the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)   MARKET INFORMATION

Our common stock is traded on the NASDAQ Global Select Market under the symbol "CELG." The following table sets forth, for the periods indicated, the intra-day high and low prices per share of common stock on the NASDAQ Global Select Market:

	High	Low
2012
Fourth Quarter	$82.78	$71.23
Third Quarter	78.63	61.89
Second Quarter	80.42	58.53
First Quarter	78.83	66.28
2011
Fourth Quarter	$68.25	$59.32
Third Quarter	65.86	51.70
Second Quarter	61.70	54.83
First Quarter	60.90	48.92

Comparison of Five Year Cumulative Total Returns*

	Cumulative Total Return
	12/07	12/08	12/09	12/10	12/11	12/12
Celgene Corporation	$100.00	$119.63	$120.49	$127.98	$146.29	$169.81
S&P 500	100.00	63.45	79.90	91.75	93.67	108.55
NASDAQ Composite	100.00	60.20	87.33	103.05	102.26	120.36
NASDAQ Biotechnology	100.00	87.73	101.71	117.17	131.30	173.67
  *
  $100 Invested on 12/31/07 in Stock or Index – Including Reinvestment of Dividends, Fiscal Year Ended December 31.

(b)   HOLDERS

The closing sales price per share of common stock on the NASDAQ Global Select Market on February 7, 2013 was $97.84. As of February 7, 2013, there were approximately 480 holders of record of our common stock.

(c)   DIVIDEND POLICY

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

(d)   EQUITY COMPENSATION PLAN INFORMATION

We incorporate information regarding the securities authorized for issuance under our equity compensation plan into this section by reference from the section entitled "Equity Compensation Plan Information" to be included in the proxy statement for our 2013 Annual Meeting of Stockholders.

(e)   REPURCHASE OF EQUITY SECURITIES

Since April 2009, our Board of Directors has approved repurchases of up to an aggregate of $6.500 billion of our common stock, including $2.500 billion approved by our Board of Directors in June 2012. Approved amounts exclude share repurchase transaction fees.

As of December 31, 2012, an aggregate 74,465,418 common shares were repurchased under the program at an average price of $62.62 per common share and cost of $4.663 billion, excluding share repurchase transaction fees.

The following table presents the total number of shares purchased during the three-month period ended December 31, 2012, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our publicly announced repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

October 1 - October 31	2,350,000	$77.09	2,350,000	$2,236,000,482
November 1 - November 30	1,648,467	$75.25	1,648,467	$2,111,990,848
December 1 - December 31	3,458,925	$79.55	3,458,925	$1,836,885,988

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The following Selected Consolidated Financial Data should be read in conjunction with our Consolidated Financial Statements and the related Notes thereto, Management's Discussion and Analysis of Financial Condition and Results of Operations and other financial information included elsewhere in this Annual Report on Form 10-K. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 and the Consolidated Balance Sheet data as of December 31, 2012 and 2011 are derived from our Consolidated Financial Statements which are included elsewhere in this Annual Report on Form 10-K and are qualified by reference to such Consolidated Financial Statements and related Notes thereto. The data set forth below with respect to our Consolidated Statements of Income for the years ended December 31, 2009 and 2008 and the Consolidated Balance Sheet data as of December 31, 2010, 2009 and 2008 are derived from our Consolidated Financial Statements, which are not included elsewhere in this Annual Report on Form 10-K (amounts in thousands, except per share data).

	Years ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Income:
Total revenue	$5,506,713	$4,842,070	$3,625,745	$2,689,893	$2,254,781
Costs and operating expenses	3,760,271	3,399,317	2,636,110	1,848,367	3,718,999

Operating income (loss)	1,746,442	1,442,753	989,635	841,526	(1,464,218)

Interest and investment income, net	15,260	25,860	44,757	76,785	84,835
Interest (expense)	(63,205)	(42,737)	(12,634)	(1,966)	(4,437)
Other income (expense), net	(17,006)	(6,354)	(9,148)	59,358	14,995

Income (loss) before tax	1,681,491	1,419,522	1,012,610	975,703	(1,368,825)
Income tax provision	225,311	102,066	132,418	198,956	164,828

Net income (loss)	$1,456,180	$1,317,456	$880,192	$776,747	$(1,533,653)
Less: Net loss attributable to non-controlling interests	-	694	320	-	-

Net income (loss) attributable to Celgene	$1,456,180	$1,318,150	$880,512	$776,747	$(1,533,653)

Net income (loss) per share attributable to Celgene:
Basic	$3.38	$2.89	$1.90	$1.69	$(3.46)
Diluted	$3.30	$2.85	$1.88	$1.66	$(3.46)
Weighted average shares:
Basic	430,927	455,348	462,298	459,304	442,620
Diluted	440,796	462,748	469,517	467,354	442,620

	As of December 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheets Data:
Cash, cash equivalents and marketable securities	$3,900,270	$2,648,154	$2,601,301	$2,996,752	$2,222,091
Total assets	11,734,306	10,005,910	10,177,162	5,389,311	4,445,270
Short-term borrowings	308,459	526,684	-	-	-
Long-term debt, net of discount	2,771,333	1,275,585	1,247,584	-	-
Retained earnings (accumulated deficit)	3,022,596	1,566,416	248,266	(632,246)	(1,408,993)
Total equity	5,694,467	5,512,727	5,995,472	4,394,606	3,491,328

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Celgene Corporation (collectively with its subsidiaries, "we," "our," "us," "Celgene" or the "Company") is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases. We are dedicated to innovative research and development, designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies. Celgene was incorporated in the State of Delaware in 1986.

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID® (inclusive of Thalidomide Celgene®), and ISTODAX®. POMALYST® (pomalidomide) was approved by the U.S. Food and Drug Administration, or FDA, in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy.

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

  •
  VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network, and is marketed in the United States for the treatment of all subtypes of MDS. The U.S. regulatory exclusivity for VIDAZA® expired in May 2011. If a generic version of VIDAZA® is successfully launched, we may quickly lose a significant portion of our sales for this product in the United States. In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS, as well as acute myeloid leukemia, or AML, with 30% blasts and has been granted orphan drug designation for the treatment of MDS and AML. European regulatory exclusivity is expected to continue through 2018.

  •
  ABRAXANE® is a solvent-free chemotherapy treatment option for metastatic breast cancer which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. It is approved for the treatment of metastatic breast cancer in the United States and many international markets and for the treatment of non-small cell lung cancer in the United States. In January 2013, we announced the results from a phase III trial for ABRAXANE® in combination with gemcitabine in treatment-naïve patients with metastatic pancreatic cancer. The ABRAXANE® combination demonstrated a statistically significant improvement in overall survival compared to patients receiving gemcitabine alone. Based on these results, we plan to submit dossiers for registration in the U.S. and Europe during the first half of 2013 followed by submissions in other countries and regions during the second half of 2013. ABRAXANE® is currently in various stages of investigation for the treatment of the following cancers: expanded applications for metastatic breast; malignant melanoma; and bladder and ovarian. In October 2012, the FDA approved ABRAXANE® for the first-line treatment of locally advanced or metastatic non-small cell lung cancer, or NSCLC, in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy. The FDA approval was based on tumor response rates and did not result in the use of a marketing label that includes a progression-free survival claim, and accordingly, the Contingent Value Rights, or CVR, milestone payment, as described in Note 2 of the Notes to the Consolidated Financial Statements included elsewhere in this report, has not been achieved.

  •
  THALOMID®, in combination with dexamethasone, is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum, or ENL, an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence.

  •
  ISTODAX® is approved in the United States for the treatment of cutaneous T-cell lymphoma, or CTCL, in patients who have received at least one prior systemic therapy and for the treatment of peripheral T-cell lymphoma, or PTCL, in patients who have received at least one prior therapy. ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin's T-cell lymphomas, which includes CTCL and PTCL. The European Medicines Agency, or EMA, has granted orphan drug designation for ISTODAX® for the treatment of both CTCL and PTCL.

  •
  POMALYST® (pomalidomide) was approved by the FDA in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy, and is under review by the EMA for use in Europe. POMALYST® is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets. POMALYST® is also being evaluated in a phase III clinical trial for the treatment of myelofibrosis, in multiple trials in various phases for expanded usage in multiple myeloma, and in a phase II trial for systemic sclerosis.

Additional sources of revenue include royalties from Novartis on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Celgene Cellular Therapeutics subsidiary, and other licensing agreements.

We continue to invest substantially in research and development in support of multiple ongoing clinical proprietary development programs which support our existing products and pipeline of new drug candidates. REVLIMID is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, chronic lymphocytic leukemia, or CLL, and MDS. Phase III trials with POMALYST® in relapsed refractory multiple myeloma and myelofibrosis, in addition to VIDAZA for AML, and CC-486 for MDS and AML are also underway. In solid tumors, we are evaluating ABRAXANE in a phase III trial for metastatic melanoma. Our lead product candidate in Inflammation & Immunology, apremilast, is being evaluated in a broad phase III program for psoriatic arthritis, psoriasis, and ankylosing spondylitis.

Beyond our phase III programs is a growing early-to-mid-stage pipeline of novel therapies addressing significant unmet medical needs, including CC-292 (BTK inhibitor), CC-223 (dual TORK inhibitor), CC-115 (dual TORK/DNA PK inhibitor), CC-122 (pleiotropic pathway modulator), CC-220 and CC-11050 (anti-inflammatory), PDA-001 and PDA-002 (cellular therapies), in addition to partnered molecules ACE-011 (ActR fusion protein), ACE-536 (GDF trap), and EPZ-5676 (DOT1L inhibitor).

We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products, and expanded use of existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands, except per share data):

				% Change
	Years Ended December 31,
				2012 versus 2011	2011 versus 2010
	2012	2011	2010
Total revenue	$5,506,713	$4,842,070	$3,625,745	13.7%	33.5%
Net income attributable to Celgene	$1,456,180	$1,318,150	$880,512	10.5%	49.7%
Diluted earnings per share attributable to Celgene	$3.30	$2.85	$1.88	15.8%	51.6%

Revenue increased by $664.6 million in 2012 compared to 2011 primarily due to the continued growth in sales of REVLIMID®, VIDAZA® and ABRAXANE® in both U.S. and international markets. The $138.0 million increase in net income and $0.45 increase in diluted earnings per share in 2012 compared to 2011 reflected a higher level of net product sales, reduction in amortization of acquired intangible assets, primarily due to certain intangible assets becoming fully amortized at the end of 2011, and a decrease in cost of goods sold resulting from the 2011 inclusion of inventory step-up amortization for sales of ABRAXANE®. These favorable items were partly offset by an increase in the fair value of our liability related to publicly traded CVRs that were issued as part of the acquisition of Abraxis, increase in payments related to research and development collaboration arrangements and increase in marketing activity, primarily related to prelaunch expenses for POMALYST® and ABRAXANE® for new indications.

Results of Operations:

Fiscal Years Ended December 31, 2012, 2011 and 2010

Total Revenue:    Total revenue and related percentages for the years ended December 31, 2012, 2011 and 2010 were as follows (dollar amounts in thousands, except per share data):

				% Change
	2012	2011	2010	2012 versus 2011	2011 versus 2010
Net product sales:
REVLIMID®	$3,766,640	$3,208,153	$2,469,183	17.4%	29.9%
VIDAZA®	823,191	705,327	534,302	16.7%	32.0%
ABRAXANE®	426,675	385,905	71,429	10.6%	N/A
THALOMID®	302,136	339,067	389,605	(10.9)%	(13.0)%
ISTODAX®	50,001	30,921	15,781	61.7%	95.9%
Other	16,956	30,317	28,138	(44.1)%	7.7%

Total net product sales	$5,385,599	$4,699,690	$3,508,438	14.6%	34.0%
Collaborative agreements and other revenue	10,711	19,500	10,540	(45.1)%	85.0%
Royalty revenue	110,403	122,880	106,767	(10.2)%	15.1%

Total revenue	$5,506,713	$4,842,070	$3,625,745	13.7%	33.5%

Total revenue increased by $664.6 million, or 13.7%, to $5.507 billion in 2012 compared to 2011, reflecting increases of $309.1 million, or 10.8%, in the United States, and $355.5 million, or 17.9%, in international markets. The $1.216 billion, or 33.5%, increase in 2011 compared to 2010 included increases of $672.4 million, or 30.7%, in the United States and $544.0 million, or 37.8%, in international markets.

Net Product Sales:    Total net product sales for 2012 increased by $685.9 million, or 14.6%, to $5.386 billion compared to 2011. The increase was comprised of net volume increases of $559.1 million and price increases of $162.2 million, partly offset by an unfavorable impact from foreign exchange of $35.4 million. The increase in price was primarily due to price increases on REVLIMID®, VIDAZA® and THALOMID® in the U.S. market.

Total net product sales for 2011 increased by $1.191 billion, or 34.0%, to $4.7 billion compared to 2010. The increase was comprised of net volume increases of $1.157 billion, price decreases of $4.9 million and a favorable impact from foreign exchange of $38.7 million. The decrease in prices was primarily due to increased Medicare Part D Coverage Gap rebates resulting from the Health Care Reform Act and an increase in rebates to U.S. and international governments resulting from their attempts to reduce health care costs, partly offset by product price increases.

REVLIMID® net sales increased by $558.5 million, or 17.4%, to $3.767 billion in 2012 compared to 2011, primarily due to increased unit sales in both U.S. and international markets. Increases in market penetration, treatment duration of patients using REVLIMID® in multiple myeloma and price contributed to U.S. growth. The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.

Net sales of REVLIMID® increased by $739.0 million, or 29.9%, to $3.208 billion in 2011 compared to 2010, primarily due to increased unit sales in both U.S. and international markets. Increased treatment duration of patients using REVLIMID® in multiple myeloma and an increase in market penetration contributed to U.S. growth. The growth in international markets reflects the expansion of our commercial activities in addition to product reimbursement approvals and the launch of REVLIMID® in Japan in the latter part of 2010.

VIDAZA® net sales increased by $117.9 million, or 16.7%, to $823.2 million in 2012 compared to 2011, reflecting increases in both U.S. and international markets. The U.S. growth reflects an increase in volume and price. The growth in international markets was partly due to the increase in treatment duration of patients using VIDAZA® and launches of VIDAZA® in new markets, including the United Kingdom and Japan. VIDAZA® retains orphan drug exclusivity in Europe through the end of 2018 and in Japan until January 2021.

Net sales of VIDAZA® increased by $171.0 million, or 32.0%, to $705.3 million in 2011 compared to 2010, with sales increases in both U.S. and international markets. The growth in the U.S. was the result of increased volume and price. The growth in international markets was primarily due to the increase in treatment duration of patients using VIDAZA® and product launches in multiple markets, including the United Kingdom and Japan.

ABRAXANE® net sales increased by $40.8 million, or 10.6%, to $426.7 million in 2012 compared to 2011, primarily due to increased unit volumes in both U.S. and international markets, reflecting increased acceptance of the product in the treatment of metastatic breast cancer and the October 2012 approval for NSCLC.

Net sales of ABRAXANE® increased by $314.5 million to $385.9 million in 2011 compared to 2010 due to the inclusion of a full year of sales in 2011 compared to the 2.5 month period in 2010 subsequent to the acquisition of Abraxis.

THALOMID® net sales decreased by $36.9 million, or 10.9%, to $302.1 million in 2012 compared to 2011, primarily due to lower unit volumes in the United States, partly resulting from the increased use of REVLIMID®, partially offset by an increase in price and lower gross to net adjustments.

Net sales of THALOMID® decreased by $50.5 million, or 13.0%, to $339.1 million in 2011 compared to 2010, primarily due to lower unit volumes in the United States.

ISTODAX® net sales increased by $19.1 million, or 61.7%, to $50.0 million in 2012 compared to 2011, primarily due to increased unit sales in the treatment of CTCL and the June 2011 FDA approval of ISTODAX® for the treatment of PTCL in patients who have received at least one prior therapy.

Net sales of ISTODAX® increased by $15.1 million, or 95.9%, to $30.9 million in 2011 compared to 2010. ISTODAX® was launched for the treatment of CTCL in March of 2010 and was approved by the FDA for the treatment of PTCL in June 2011 in patients who have received at least one prior therapy.

The "other" net product sales category decreased by $13.4 million, or 44.1%, to $17.0 million in 2012 compared to 2011. The decrease was primarily due to the April 2011 sale of Abraxis non-core assets, resulting in the elimination of future Abraxis non-core product sales. Sales of Abraxis non-core products totaled $21.3 million in 2011.

"Other" net product sales in 2011 primarily included $21.3 million in Abraxis non-core product sales, $5.4 million in sales of non-core Pharmion products to be exited and $1.3 million in sales of FOCALIN®.

Collaborative Agreements and Other Revenue:    Revenue from collaborative agreements and other sources decreased by $8.8 million to $10.7 million in 2012 compared to 2011. The decrease was primarily due to a $6.3 million milestone payment received in 2011 related to VIDAZA® and a $2.4 million reduction in certain manufacturing and management fees received in 2012.

Revenue from collaborative agreements and other sources increased by $9.0 million to $19.5 million in 2011 compared to 2010, primarily due to the $6.3 million milestone payment received in February 2011 related to the approval of VIDAZA® in Japan and a $2.2 million increase in certain manufacturing and management fees received in 2011.

Royalty Revenue:    Royalty revenue decreased by $12.5 million to $110.4 million in 2012 compared to 2011, primarily due to reduced royalties earned from Novartis based upon its sales of RITALIN®, which was negatively impacted by generic competition in certain markets, partly offset by an increase in royalties from sales of FOCALIN XR®.

Royalty revenue increased by $16.1 million to $122.9 million in 2011 compared to 2010 primarily due to an increase in royalties earned from Novartis based upon its sales of FOCALIN XR® and the entire RITALIN® family of drugs. The increase was partly offset by a decrease in residual payments earned by us from the ALKERAN® revenues of GlaxoSmithKline plc, or GSK.

Gross to Net Sales Accruals:    We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, and chargebacks and distributor service fees.

REVLIMID® is distributed in the United States primarily through contracted pharmacies under the RevAssist® program, which is a proprietary risk-management distribution program tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID®. Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to provide for the product's safe and appropriate distribution and use. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. THALOMID® is distributed in the United States under our proprietary "System for Thalidomide Education and Prescribing Safety," or S.T.E.P.S.®, program which is a comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®. Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities' specifications to provide for the safe and appropriate distribution and use of THALOMID®. These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies. VIDAZA®, ABRAXANE® and ISTODAX® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID® and THALOMID®.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We have also analyzed actual billings received from certain states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively the 2010 U.S. Health Care Reform Law, certain states have not yet submitted actual Medicaid Managed Care Organization bills, resulting in an increasing accrual balance. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient's cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as incurred. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

Gross to net sales accruals and the balance in the related allowance accounts for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2009	$7,360	$3,598	$18,111	$29,241	$58,310
Abraxis balance at October 15, 2010	815	-	4,336	7,253	12,404
Allowances for sales during 2010	6,440	52,975	117,788	123,625	300,828
Credits/deductions issued for prior year sales	(5,764)	(3,304)	(14,437)	(15,882)	(39,387)
Credits/deductions issued for sales during 2010	(4,072)	(44,997)	(40,834)	(96,870)	(186,773)

Balance at December 31, 2010	$4,779	$8,272	$84,964	$47,367	$145,382
Allowances for sales during prior periods	-	-	(5,366)	2,047	(3,319)
Allowances for sales during 2011	16,757	56,110	192,118	191,765	456,750
Credits/deductions issued for prior year sales	(5,714)	(4,208)	(34,344)	(38,162)	(82,428)
Credits/deductions issued for sales during 2011	(6,848)	(51,450)	(100,333)	(138,708)	(297,339)

Balance at December 31, 2011	$8,974	$8,724	$137,039	$64,309	$219,046
Allowances for sales during prior periods	(7,489)	-	(13,254)	(2,467)	(23,210)
Allowances for sales during 2012	14,982	64,865	208,709	212,550	501,106
Credits/deductions issued for prior year sales	1,748	(4,280)	(60,182)	(54,757)	(117,471)
Credits/deductions issued for sales during 2012	(4,945)	(58,089)	(146,456)	(158,451)	(367,941)

Balance at December 31, 2012	$13,270	$11,220	$125,856	$61,184	$211,530

A comparison of provisions for allowances for sales within each of the four categories noted above for 2012 and 2011 follows:

2012 compared to 2011:    Returns and allowances decreased by $9.3 million in 2012 compared 2011, primarily due to the reversal of approximately $7.5 million in reserves established for certain products with quality issues which were resolved in 2012 and lower returns experience on all products, partially offset by a $7.6 million increase in the returns allowance related to increased levels of VIDAZA® inventory held by distributors at the end of 2012.

Discounts increased by $8.8 million in 2012 compared to 2011, primarily due to revenue increases in the U.S. and international markets, both of which offer different discount programs, and expansion into new international markets. These amounts were partly offset by rebates related to VIDAZA® sales in the Japanese market being included in the chargebacks and distributor service fees category in 2012.

Government rebates increased by $8.7 million in 2012 compared to 2011, primarily due to an increase of approximately $15.8 million in rebates related to various U.S. programs, partly offset by a $7.0 million decrease in rebates in certain international markets. The U.S. programs increase was primarily attributable to volume increases and the refinement of accrual rates for Medicaid Managed Care Organizations and Medicare Part D Coverage Gap. The decrease in government rebates of $7.0 million in international markets was primarily driven by the refinement of select government rebates during the third quarter of 2012.

Chargebacks and distributor service fees increased by $16.3 million in 2012 compared to 2011. Chargebacks increased by approximately $2.8 million primarily due to higher sales volumes. Distributor service fees increased by approximately $13.5 million, primarily due to $8.3 million in service fees associated with higher sales of ABRAXANE® , and $7.7 million of rebates related to VIDAZA® sales in the Japanese market which were included within discounts during the 2011 period. The increases were partly offset by a $4.1 million decrease in TRICARE rebates, reflecting lower utilization of THALOMID®.

2011 compared to 2010:    Returns and allowances increased by $10.3 million in 2011 compared to 2010, including approximately $7.7 million related to provisions for products with quality issues from contract manufacturers.

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

Cost of Goods Sold (excluding amortization of acquired intangible assets):    Cost of goods sold and related percentages for the years ended December 31, 2012, 2011 and 2010 were as follows (dollar amounts in thousands):

	2012	2011	2010
Cost of goods sold (excluding amortization of acquired intangible assets)	$299,124	$425,859	$306,521
Increase (decrease) from prior year	$(126,735)	$119,338	$90,232
Percent increase (decrease) from prior year	(29.8)%	38.9%	41.7%
Percent of net product sales	5.6%	9.1%	8.7%

Cost of goods sold (excluding amortization of acquired intangible assets):    Cost of goods sold (excluding amortization of acquired intangible assets) decreased by $126.7 million to $299.1 million in 2012 compared to 2011. The decrease was primarily due to the 2011 inclusion of the following items: a $90.3 million inventory step-up amortization adjustment related to sales of ABRAXANE®, an aggregate $13.2 million in costs related to the sale of non-core Abraxis products which were divested in April 2011, $8.6 million in higher costs related to former Pharmion products to be exited and a $15.3 million higher allocation of prepaid royalties related to sales of VIDAZA®. These items were partly offset by an increase in 2012 product material costs resulting from a higher level of sales activity. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.6% in 2012 compared to 9.1% in 2011. Excluding the inventory step-up amortization for ABRAXANE®, the cost of goods sold ratio in 2011 was 7.1%. The cost of goods sold ratio in 2012 was favorably impacted by 0.3% from a reduction in prepaid royalties expensed in 2012 related to sales of VIDAZA® and lower cost products, such as REVLIMID®, comprising a larger portion of total net sales.

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

Research and development expenses and related percentages for the years ended December 31, 2012, 2011 and 2010 were as follows (dollar amounts in thousands):

	2012	2011	2010
Research and development	$1,724,156	$1,600,264	$1,128,495
Increase from prior year	$123,892	$471,769	$333,647
Percent increase from prior year	7.7%	41.8%	42.0%
Percent of total revenue	31.3%	33.0%	31.1%

Research and Development:    Research and development expenses increased by $123.9 million to $1.724 billion in 2012 compared to 2011. The increase was primarily due to a $31.9 million increase in payments related to research and development collaboration arrangements, an increase in 2012 research and development project spending in support of multiple programs across a broad range of diseases and the inclusion of Avila expenses incurred subsequent to the March 2012 acquisition date. The expense for 2012 also includes a $53.4 million in-process research and development, or IPR&D, asset impairment charge related to ISTODAX® for PTCL in Europe and a $69.2 million impairment related to an adjustment to the probability weighted forecasted sales of CC-292 compared to prior estimates.

Research and development expenses increased by $471.8 million to $1.600 billion in 2011 compared to 2010. The increase in 2011 was partly due to an increase of $230.1 million related to the Abraxis business, including a $118.0 million impairment charge related to the IPR&D acquired intangible asset. The impairment charge resulted from a change in the probability of obtaining progression-free survival labeling for the treatment of non-small cell lung cancer for ABRAXANE® in the United States. The remainder of the increase was primarily due to an increase in research and development project spending in support of multiple programs across a broad range of diseases, with late stage clinical trials completing enrollment during 2011. Expenses for 2011 also included $128.5 million in upfront payments related to research and development collaboration arrangements, a $20.0 million payment to Agios for a one year extension of our collaboration agreement and $14.5 million in milestone payments.

The following table provides a breakdown of research and development expenses (in thousands):

				Increase (Decrease)
	2012	2011	2010	2012 versus 2011	2011 versus 2010
Human pharmaceutical clinical programs	$781,032	$732,366	$480,491	$48,666	$251,875
Other pharmaceutical programs (1)	428,261	406,094	374,342	22,167	31,752
Drug discovery and development	166,586	159,409	120,362	7,177	39,047
Cellular therapy	30,918	21,416	22,124	9,502	(708)
Collaboration arrangements	194,850	162,979	131,176	31,871	31,803
IPR&D impairments	122,509	118,000	-	4,509	118,000

Total	$1,724,156	$1,600,264	$1,128,495	$123,892	$471,769

(1)
Other pharmaceutical programs include spending for toxicology, analytical research and development,

We make significant investments in research and development in support of multiple ongoing proprietary clinical proprietary development programs which support both our existing products and pipeline of new drug candidates. REVLIMID is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, CLL, and non-deletion 5q MDS. Phase III trials for POMALYST® in myelofibrosis, in addition to VIDAZA in AML, and CC-486 for MDS and AML are also underway. In solid tumors, we continue to evaluate ABRAXANE in a phase III trial for metastatic melanoma and have recently completed a phase III trial for ABRAXANE® in pancreatic cancer. Our lead product candidate in Inflammation & Immunology, apremilast, is being evaluated in broad phase III programs for psoriatic arthritis, psoriasis, and ankylosing spondylitis.

Beyond our phase III programs is a growing early-to-mid-stage pipeline of novel therapies addressing significant unmet medical needs, including CC-292 (BTK inhibitor), CC-223 (dual TORK inhibitor), CC-115 (dual TORK/DNA PK inhibitor), CC-122 (pleiotropic pathway modulator), CC-220 and CC-11050 (anti-inflammatory), PDA-001 and PDA-002 (cellular therapies), in addition to partnered molecules ACE-011 (ActR fusion protein), ACE-536 (GDF trap), and EPZ-5676 (DOT1L inhibitor).

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended December 31, 2012, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials

Product	Disease Indication
CC-486	Lower Risk MDS[1] AML[2] Maintenance
POMALYST®	Multiple Myeloma

Regulatory approval requests in major markets

Product	Disease Indication	Major Market	Regulatory Agency	Date of Submission
REVLIMID®	MCL[3]	U.S.	FDA	Dec-12

Regulatory agency actions

Product	Disease Indication	Major Market	Regulatory Agency	Action
REVLIMID®	RRMM	China	SFDA[6]	Approval
ABRAXANE®	NSCLC[4]	U.S.	FDA	Approval
POMALYST®	Multiple Myeloma	U.S.	FDA	Approval
ISTODAX®	PTCL[5]	E.U.	CHMP[7]	Negative opinion on re-examination

  1    Myelodysplastic syndromes

  2    Acute myeloid leukemia

  3    Mantle cell lymphoma

  4    Non Small Cell Lung Cancer

  5    Peripheral T-Cell Lymphoma

  6    China State Food and Drug Administration

  7    European Medicines Agency's Committee for Medicinal Products for Human Use

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

Selling, general and administrative expenses and related percentages for the years ended December 31, 2012, 2011 and 2010 were as follows (dollar amounts in thousands):

	2012	2011	2010
Selling, general and administrative	$1,373,541	$1,226,314	$950,634
Increase from prior year	$147,227	$275,680	$196,807
Percent increase from prior year	12.0%	29.0%	26.1%
Percent of total revenue	24.9%	25.3%	26.2%

Selling, general and administrative expenses increased by $147.2 million to $1.374 billion in 2012 compared to 2011, partly due to a $72.0 million increase in donations to non-profit foundations, a $6.1 million increase in allowances for doubtful accounts related to our European operations and increased marketing activities related to the prelaunch of ABRAXANE® for first-line treatment of advanced NSCL in the United States and prelaunch activities for POMALYST® globally.

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

Amortization of Acquired Intangible Assets:    Amortization of intangible assets acquired as a result of business combinations is summarized below for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Avila	$39,381	$-	$-
Abraxis	99,618	89,259	21,648
Gloucester	51,500	40,217	21,833
Pharmion	4,000	159,750	159,750

Total amortization	$194,499	$289,226	$203,231
Increase (decrease) from prior year	$(94,727)	$85,995	$119,828

Amortization of acquired intangible assets decreased by $94.7 million to $194.5 million in 2012 compared to 2011 primarily due to certain Pharmion intangible assets becoming fully amortized at the end of 2011, which reduced amortization expense by $155.8 million. The decrease was partly offset by intangible assets obtained in the March 2012 acquisition of Avila, which increased amortization expense by $39.4 million. In addition, the June 2011 FDA approval of ISTODAX® for treatment of PTCL in patients who have received at least one prior therapy and the October 2012 approval of ABRAXANE® in the U.S. for the treatment of NSCLC resulted in the commencement of amortization of the related intangible assets. The approval of ABRAXANE® increased amortization expense by $16.3 million and is expected to result in annual amortization expense of approximately $78.0 million over the 15 year estimated useful life of the associated intangible asset.

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

Acquisition Related (Gains) Charges and Restructuring, net:    Acquisition related (gains) charges and restructuring, net was a net charge of $169.0 million in 2012 and a net gain of $142.3 million in 2011. The net increase of $311.3 million in 2012 compared to 2011 was primarily due to a $368.3 million change in the income statement impact related to our publicly traded contingent value rights, or CVRs. We recorded a $216.8 million charge in 2012 and a $151.5 million favorable adjustment in 2011. In addition, we recorded a $9.2 million accretion of the contingent consideration liability related to our acquisition of Avila. The increases were partly offset by a $63.6 million reduction in the contingent consideration liability related to the approval of ISTODAX® for PTCL in Europe.

Acquisition related (gains) charges and restructuring, net was a net gain of $142.3 million in 2011, primarily due to a $151.5 million favorable adjustment to the fair value of our liability related to our publicly traded CVRs. The favorable adjustment was partly offset by $4.0 million in accretion of contingent consideration related to U.S. and EU approval of ISTODAX® for treatment of PTCL and $5.2 million in restructuring and other acquisition related charges.

Interest and Investment Income, Net:    Interest and investment income, net is summarized below for the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands):

	2012	2011	2010
Interest and investment income, net	$15,260	$25,860	$44,757
Decrease from prior year	$(10,600)	$(18,897)	$(32,028)
Percentage decrease from prior year	(41.0)%	(42.2)%	(41.7)%

Interest and Investment Income, Net:    Interest and investment income, net decreased by $10.6 million to $15.3 million in 2012 compared to 2011. The decrease was primarily due to a $3.7 million reduction in interest income due to lower overall interest rates, a $5.1 million net decrease in gains on sales of marketable securities and a $1.9 million net increase in the cost of amortization of discounts and premiums related to marketable securities.

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

Interest (Expense):    Interest (expense) is summarized below for the years ended December 31, 2012, 2011 and 2010 (dollar amounts in thousands):

	2012	2011	2010
Interest expense	$63,205	$42,737	$12,634
Increase from prior year	$20,468	$30,103	$10,668

Interest (expense) increased by $20.5 million to $63.2 million in 2012 compared to 2011 primarily due to interest and fees associated with the issuance of an additional $1.500 billion in senior notes in August 2012 and an increase in interest on Commercial Paper borrowings, which was in effect for full year 2012.

Interest expense increased by $30.1 million to $42.7 million in 2011 compared to 2010. The increase was primarily due to a $29.6 million increase in interest accrued on the $1.250 billion in senior notes issued in October 2010 and to the issuance of commercial paper beginning in September 2011.

Other Income (Expense), Net:    Other income, net is summarized below for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Other income (expense), net	$(17,006)	$(6,354)	$(9,148)
Increase (decrease) from prior year	$(10,652)	$2,794	$(68,506)

Other income (expense), net was a net expense of $17.0 million in 2012 and primarily included $25.5 million in impairment losses related to cost method investments and net foreign exchange losses/forward point amortization of $8.4 million, partly offset by a $7.4 million gain on the sale of equity securities, net gains of $3.7 million related to the short period in June 2012 when certain treasury rate lock agreements were not designated as hedges and a $3.7 million economic development grant from the State of New Jersey. Included in 2011 were net foreign exchange losses/forward point amortization of $10.9 million and equity method investment losses of $2.8 million, partly offset by a $2.9 million gain on the sale of non-core assets and $3.6 million in economic development grant proceeds received from the State of New Jersey.

Income Tax Provision:    The income tax provision increased by $123.2 million to $225.3 million in 2012 compared to 2011. The full year 2012 underlying effective tax rate of 13.5% reflects the impact of our global business footprint. The increase in the underlying effective tax rate from 2011 reflects a decrease in tax benefits from certain acquisition-related items. The effective tax rate for 2012 was reduced by 0.1 percentage points as a result of discrete items, including tax benefits related to the settlement of tax examinations and expirations of statutes of limitations offset by an increase in deferred tax liabilities recorded on certain unremitted foreign earnings previously treated as permanently reinvested in such foreign jurisdictions and tax expense related to the filing of our 2011 income tax returns with certain items being less favorable than originally estimated. The U.S. research and development tax credit expired on December 31, 2011 and was retroactively reinstated in the first quarter of 2013. The tax benefit of our 2012 research credit will be recorded in the first quarter of 2013. This change in tax law does not have a significant impact on our income tax provisions.

The income tax provision decreased by $30.4 million to $102.1 million in 2011 compared to 2010. The full year 2011 underlying effective tax rate of 11.5% reflects the impact of our global business footprint, the favorable impact of a shift in earnings between the United States and lower tax foreign jurisdictions, and tax deductions related to our acquisitions. The decrease in the underlying effective tax rate also reflects benefits from an increase in acquisition-related charges, including an IPR&D asset impairment charge of $118.0 million and a non-taxable gain from a decrease in the fair value of our liability under the CVR Agreement related to the acquisition of Abraxis of $151.5 million. The effective tax rate was reduced by 4.3 percentage points in 2011 as a result of discrete items which included tax benefits related to a foreign tax credit, a decrease in unrecognized tax benefits for certain ongoing income tax audits and expirations of statutes of limitations, and a net tax benefit related to changes in state tax laws.

The income tax provision for 2010 included a full year underlying effective tax rate of 15.9%. The effective tax rate was reduced by 2.8 percentage points in 2010 as a result of discrete items which included tax benefits related to a settlement of a tax examination and a reduction in a valuation allowance related to certain tax carryforwards, partially offset by an increase in unrecognized tax benefits for certain ongoing income tax audits.

Net Income:    Net income and per common share amounts for the years ended December 31, 2012, 2011 and 2010 were as follows (dollar amounts in thousands, except per share data):

	2012	2011	2010
Net income attributable to Celgene	$1,456,180	$1,318,150	$880,512
Per common share amounts:
Basic	$3.38	$2.89	$1.90
Diluted	$3.30	$2.85	$1.88
Weighted average shares:
Basic	430,927	455,348	462,298
Diluted	440,796	462,748	469,517

The $138.0 million increase in net income and $0.45 increase in diluted earnings per share in 2012 compared to 2011 reflected a higher level of net product sales, reduction in amortization of acquired intangible assets primarily due to certain intangible assets becoming fully amortized at the end of 2011 and a decrease in cost of goods sold, resulting from the 2011 inclusion of inventory step-up amortization for sales of ABRAXANE®. These favorable items were partly offset by an increase in the fair value of our liability related to publicly traded CVRs, an increase in payments related to research and development collaboration arrangements and increase in marketing activity, primarily related to prelaunch expenses for POMALYST® and ABRAXANE® for new indications. Earnings per diluted share were also favorably impacted in 2012 by the repurchase of 28.6 million common shares under our common share repurchase program, reducing our outstanding share base.

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

Liquidity and Capital Resources

The following table summarizes the components of our financial condition for the years ended December 31, 2012, 2011 and 2010 (in thousands):

				Increase (Decrease)
	2012	2011	2010	2012 versus 2011	2011 versus 2010
Financial assets:
Cash and cash equivalents	$2,090,387	$1,859,464	$1,351,128	$230,923	$508,336
Marketable securities available for sale	1,809,883	788,690	1,250,173	$1,021,193	$(461,483)

Total financial assets	$3,900,270	$2,648,154	$2,601,301	$1,252,116	$46,853

Debt:
Short-term borrowings	$308,459	$526,684	$-	$(218,225)	$526,684
Long-term debt, net of discount	2,771,333	1,275,585	1,247,584	1,495,748	28,001

Total debt	$3,079,792	$1,802,269	$1,247,584	$1,277,523	$554,685

Working capital (1)	$3,767,525	$2,659,970	$2,835,427	$1,107,555	$(175,457)

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

Many of our operations are conducted outside the United States, and significant portions of our cash, cash equivalents and short-term investments are held internationally. As of December 31, 2012, we held approximately $2.700 billion of these short-term funds in foreign tax jurisdictions. The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business-development activities. As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows). Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments. We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the U.S., no accrual for U.S. taxes is provided. During 2012, we concluded that approximately $900.0 million of our foreign earnings may not be required for use in offshore operations and may be available for use in the United States. These earnings are no longer treated as permanently reinvested, and accordingly, we recorded a deferred tax liability of $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the U.S. We do not rely on these unremitted earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program:    Our Board of Directors has approved an aggregate $6.500 billion stock repurchase program of which we have approximately $1.837 billion remaining for future share repurchases. During 2012, we used $2.044 billion for repurchases of our common stock, measured on a settlement date basis.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:    We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government agency and Supranational securities and global corporate debt securities. All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale. We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase. The $1.252 billion increase in cash, cash equivalents and marketable securities available for sale at December 31, 2012 compared to 2011 was primarily due to the issuance of $1.500 billion in senior notes in August 2012 and by cash generated from operations, partly offset by $2.044 billion paid under our share repurchase program, $352.2 million paid for the acquisition of Avila, and a net repayment of $217.4 million in short-term borrowings.

Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs. Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders' equity, net of tax. The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net. For more information related to the fair value and valuation of our marketable securities, see Note 4 to the Notes to the Consolidated Financial Statements included elsewhere in this report.

Accounts Receivable, Net:    Accounts receivable, net increased by $15.0 million to $960.5 million at the end of 2012 compared to 2011. The impact of increased U.S. and international sales of

REVLIMID®, VIDAZA® and ABRAXANE® was partly offset by increased collections in certain markets. Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States. We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

We continue to monitor economic conditions, including the volatility associated with international economies, the sovereign debt crisis in certain European countries and associated impacts on the financial markets and our business. Our current business model in these markets is typically to sell our products directly to principally government owned or controlled hospitals, which in turn directly deliver critical care to patients. Our products are used to treat life-threatening diseases and we believe this business model enables timely delivery and adequate supply of products. Many of the outstanding receivable balances are related to government-funded hospitals and we believe the receivable balances are ultimately collectible. Similarly, we believe that future sales to these customers will continue to be collectible.

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $324.2 million in 2012 compared to $396.1 million in 2011. Approximately $51.9 million of the $324.2 million receivable in 2012 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances. We continue to receive payments from these countries, and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. This payment pattern was observed in Spain earlier in 2012, where a significant portion of aged receivables were paid in late June and early July 2012. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities. We have the option to pursue legal action against certain of our customers. In view of the protracted timeline associated with collecting the outstanding balances through legal action and the current direct communication with our customers, in many instances, we do not believe pursuing legal action to be the best approach for any of the parties involved.

In determining the appropriate allowance for doubtful accounts for Spain, Italy, and Portugal, we considered that the balance of past due receivables is related to sales made to government-owned or supported customers. We regularly monitor developments in Europe to assess whether the level of risk of default for any customers has increased and note the ongoing efforts by the European Union, European Monetary Union and International Monetary Fund to support countries with large public deficits and outstanding debt balances. We also monitor the efforts of individual countries to support their regions with large public deficits and outstanding debt balances. We have not experienced significant losses or write-offs with respect to the collection of our accounts receivable in these countries as a result of their economic difficulties and we do not expect to have write-offs or adjustments to accounts receivable which would have a material adverse impact on our financial position or results of operations.

Inventory:    Inventory balances increased by $69.9 million to $259.5 million at the end of 2012 compared to 2011. The increase was primarily due to increases in REVLIMID®, VIDAZA® and ABRAXANE® inventories, attributable to higher anticipated sales levels.

Other Current Assets:    Other current assets decreased by $74.9 million to $320.2 million at the end of 2012 compared to 2011 primarily due to a $64.1 million decrease in prepaid taxes and a $60.0 million decrease in the fair value of foreign currency forward contracts, partly offset by an increase in other prepaid accounts.

Commercial Paper:    In September 2011, we entered into a commercial paper program, or the Program, under which we issue unsecured commercial paper notes, or Commercial Paper, on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.000 billion, the proceeds of which will be used for general corporate purposes. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue. The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis. Borrowings under the Program are accounted for as short-term borrowings. As of December 31, 2012, $308.5 million of Commercial Paper was outstanding bearing an effective interest rate of 0.5%.

Senior Unsecured Credit Facility:    In September 2011, we entered into a senior unsecured revolving credit facility, or the Credit Facility, providing for revolving credit in the aggregate amount of $1.000 billion. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum), up to a maximum aggregate amount of $1.250 billion.

The Credit Facility has a five-year term and amounts may be borrowed for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. As of December 31, 2012 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants. We were in compliance with all debt covenants as of December 31, 2012.

Accounts Payable, Accrued Expenses and Other Current Liabilities:    Accounts payable, accrued expenses and other current liabilities increased by $391.0 million to $1.353 billion at the end of 2012 compared to 2011. The increase was primarily due to a $277.4 million reclassification of the liability associated with our publicly traded CVRs from non-current to current, a $51.5 million increase in clinical trial accruals, a $17.4 million increase in the contingent consideration related to the January 2012 Avila acquisition and a $16.6 million increase in accrued interest.

Income Taxes Payable (Current and Non-Current):    Income taxes payable decreased by $446.5 million to $200.0 million at the end of 2012 compared to 2011, primarily from tax payments of $469.6 million, the application of previously refundable prepaid income taxes of $11.4 million, a tax benefit of stock options of $43.4 million, net deferred intercompany credits of $50.3 million offset by the current provision for income taxes of $125.1 million, which includes a benefit related to tax settlements of $373.0 million.

Senior Notes:    In August 2012, we issued an additional $1.500 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 1.90% Senior Notes due 2017, or the 2017 notes, and $1.000 billion aggregate principal amount of 3.25% Senior Notes due 2022 (the "2022 notes" and, together with the 2017 notes, referred to herein as the "2012 issued notes"). The 2012 issued notes were issued at 99.786% and 99.949% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $11.7 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 each year beginning February 15, 2013 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 20 basis points in the case of the 2017 notes and 25 basis points in the case of the 2022 notes. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property. The carrying value of the senior notes was $2.771 billion at December 31, 2012.

Cash flows from operating, investing and financing activities for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

				Increase (Decrease)
	2012	2011	2010	2012 versus 2011	2011 versus 2010
Net cash provided by operating activities	$2,018,553	$1,776,110	$1,181,556	$242,443	$594,554
Net cash provided by (used in) investing activities	$(1,553,592)	$377,696	$(2,107,305)	$(1,931,288)	$2,485,001
Net cash provided by (used in) financing activities	$(248,728)	$(1,622,030)	$1,177,167	$1,373,302	$(2,799,197)

Operating Activities:    Net cash provided by operating activities increased by $242.4 million to $2.019 billion in 2012 compared to 2011. The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net earnings.

Net cash provided by operating activities in 2011 increased by $594.6 million to $1.776 billion as compared to 2010. The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net earnings, partially offset by the increase in accounts receivable associated with expanding international sales, which take longer to collect, and the timing of receipts and payments in the ordinary course of business.

Investing Activities:    Net cash used in investing activities in 2012 changed to a net usage of $1.554 billion compared to $377.7 million of net cash provided by investing activities in 2011. The decrease in net cash provided by investing activities was principally related to a cash use of $1.025 billion for net purchases of marketable securities available for sale during 2012 compared to net sales of $481.8 million in 2011, plus usages of $352.2 million for the acquisition of Avila and $48.9 million for the purchase of intellectual property and other assets.

Net cash provided by investing activities in 2011 changed to a positive $377.7 million compared to a net cash use of $2.107 billion in 2010. The 2010 investing activities included net cash used in the acquisition of Abraxis of $2.315 billion and the acquisition of Gloucester of $337.6 million.

Financing Activities:    Net cash used in financing activities in 2012 was $248.7 million compared to a net cash use of $1.622 billion in 2011. The $1.373 billion decrease in net cash used in financing activities in 2012 was primarily attributable to $1.487 billion of proceeds from the issuance of long-term debt, partially offset by $217.4 million of net repayments of short-term borrowing in 2012 compared to $525.7 million of net short-term borrowing in 2011. During 2012 and 2011, we used $2.044 billion and $2.189 billion, respectively, for repurchases of our common stock, measured on a settlement date basis.

Net cash used in financing activities in 2011 was $1.622 billion compared to net cash provided of $1.177 billion in 2010. The $2.799 billion decrease in net cash provided by financing activities in 2011 was primarily attributable to proceeds from the issuance of long-term debt in 2010 that provided net cash of $1.237 billion and the $2.189 billion in common share repurchases in 2011 under the common share repurchase program.

Contractual Obligations

The following table sets forth our contractual obligations as of December 31, 2012 (in thousands):

	Payment Due By Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Senior notes (1)	$88,250	$676,500	$652,000	$2,299,500	$3,716,250
Short-term borrowings	308,459	-	-	-	308,459
Operating leases	50,532	95,715	66,763	67,950	280,960
Other contract commitments	67,710	15,644	6,054	-	89,408

Total	$514,951	$787,859	$724,817	$2,367,450	$4,395,077

(1)
The senior note obligation amounts include future principal and interest payments.

Senior Notes:    In August 2012, we issued $1.500 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 1.90% Senior Notes due 2017, and

$1.000 billion aggregate principal amount of 3.25% Senior Notes due 2022. The 2012 issued notes were issued at 99.786% and 99.949% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $11.7 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 each year beginning February 15, 2013 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 20 basis points in the case of the 2017 notes and 25 basis points in the case of the 2022 notes. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

In October 2010, we issued a total of $1.250 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040.

Short-term Borrowings:    Contractual obligations related to short-term borrowings included principal, interest and fees of $308.5 million related to commercial paper outstanding at December 31, 2012.

Operating Leases:    We lease office and research facilities under various operating lease agreements in the United States and various international markets. The non-cancelable lease terms for operating leases expire at various dates between 2013 and 2023 and include renewal options. In general, we are also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases. For more information on the major facilities that we occupy under lease arrangements refer to Part I, Item 2, "Properties" of this Annual Report on Form 10-K.

Other Contract Commitments:    Other contract commitments of $89.4 million on December 31, 2012 include $64.1 million in contractual obligations related to product supply contracts. In addition, we have committed to invest an aggregate $25.0 million in two investment funds over a ten-year period, which is callable at any time. On December 31, 2012, our remaining investment commitment was $5.4 million.

Collaboration Arrangements:    We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments related to the attainment of specified development and regulatory approval milestones over a period of several years are inherently uncertain, and accordingly, no amounts have been recorded for these future potential payments in our Consolidated Balance Sheets at December 31, 2012 and 2011 contained in this Annual Report on Form 10-K. Potential milestone payments total approximately $6.202 billion, including approximately $4.284 billion contingent on the achievement of various research, development and regulatory approval milestones and approximately $1.918 billion in sales-based milestones. The most significant collaboration agreements are identified in Note 17 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

New Accounting Principles

In July 2012, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," or ASU 2012-02. ASU 2012-02 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for periods beginning after September 15, 2012. Early adoption is permitted and we adopted this standard in the fourth quarter of 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We have also analyzed actual billings received from certain states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively the 2010 U.S. Health Care Reform Law, certain states have not yet submitted actual Medicaid Managed Care Organization bills, resulting in an increase in the accrual balance. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient's cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as incurred. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, carryforward periods available to us for tax reporting purposes, various income tax strategies and other relevant factors. Significant judgment is required in making this assessment and, to the extent future expectations change, we would have to assess the recoverability of our deferred tax assets at that time. At December 31, 2012, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances.

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

Other-Than-Temporary Impairments of Available-For-Sale Marketable Securities:    A decline in the market value of any available-for-sale marketable security below its cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security established. The determination of whether an available-for-sale marketable security is other-than-temporarily impaired requires significant judgment and requires consideration of available quantitative and qualitative evidence in evaluating the potential impairment. Factors evaluated to determine whether the investment is other-than-temporarily impaired include: significant deterioration in the issuer's earnings performance, credit rating, asset quality, business prospects of the issuer, adverse changes in the general market conditions in which the issuer operates, length of time that the fair value has been below our cost, our expected future cash flows from the security, our intent not to sell, an evaluation as to whether it is more likely than not that we will not have to sell before recovery of our cost basis, and issues that raise concerns about the issuer's ability to continue as a going concern. Assumptions associated with these factors are subject to future market and economic conditions, which could differ from our assessment.

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

Investments in Other Entities:    We hold a portfolio of investments in equity securities and certain investment funds that are accounted for under either the equity method or cost method. Investments in companies or certain investment funds over which we have significant influence but not a controlling interest are accounted for using the equity method, with our share of earnings or losses reported in other income (expense), net. Our cost method and equity method investments are included in other assets on the Consolidated Balance Sheets.

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

Accounting for Long-Term Incentive Plans:    We have established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three separate three-year performance cycles running concurrently ending December 31, 2013, 2014 and 2015. Performance measures for the performance cycle ending in 2013 are based on the following components in the last year of the three-year cycle: 25% on non-GAAP earnings per share; 25% on non-GAAP net income; and 50% on total non-GAAP revenue, as defined. The performance cycles ending in 2014 and 2015 are based on the following components: 37.5% on non-GAAP earnings per share; 37.5% on total non-GAAP revenue, as defined; and 25% on relative total shareholder return, which is a measurement of our stock price performance during the year compared with a group of other companies in the biopharmaceutical industry.

Payouts may be in the range of 0% to 200% of the participant's salary for the LTIPs. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. For awards payable in common stock, the number of shares is determined using the average closing price for the 30 trading days prior to the beginning of the cycle. Payments made in common stock are restricted from trading for a period of three years. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control.

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

Valuation of Goodwill, Acquired Intangible Assets and IPR&D:    We have recorded goodwill, acquired intangible assets and IPR&D primarily through the acquisitions of Pharmion, Gloucester, Abraxis and Avila. When identifiable intangible assets, including in-process research and development, are acquired, we determine the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations if quoted market prices are not available, and the models require the use of significant estimates and assumptions including but not limited to:

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

Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful lives and reviewed for impairment if certain events occur. Intangible assets related to IPR&D product rights are treated as indefinite-lived intangible assets and not amortized until the product is approved for sale by regulatory authorities in specified markets. At that time, we will determine the useful life of the asset, reclassify the asset out of IPR&D and begin amortization. Impairment testing is also performed at least annually or when a triggering event occurs that could indicate a potential impairment. Such test entails completing an updated discounted cash flow model to estimate the fair value of the asset. Our existing IPR&D product rights were obtained in the acquisitions of Gloucester and Avila. The Gloucester related product rights will become definite-lived intangibles when marketing approval is received for ISTODAX® for treatment of PTCL in the European Union. The Avila related product rights will become definite-lived intangibles when marketing approval is received for CC-292 for any indication in any major market.

Valuation of Contingent Consideration Resulting from a Business Combination:    We record contingent consideration resulting from a business combination at its fair value on the acquisition date, and for each subsequent reporting period revalue these obligations and record increases or decreases in their fair value as an adjustment to operating earnings in the consolidated statements of income. Changes to contingent consideration obligations can result from movements in publicly traded share prices of CVRs, adjustments to discount rates and periods, updates in the assumed achievement or timing of any development milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. The assumptions related to determining the value of a contingent consideration include a significant amount of judgment and any changes in the assumptions could have a material impact on the amount of contingent consideration expense recorded in any given period. Our contingent consideration liabilities were acquired in the acquisitions of Gloucester, Abraxis, and Avila. The fair values of the Gloucester and Avila contingent consideration liabilities are based on the discount rate, probability and estimated timing of cash milestone payments to the former shareholders or each company. The fair value of the Abraxis contingent consideration liability is based on the quoted market price of the publicly traded CVRs.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified depending on market conditions. Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment. At December 31, 2012, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt and certain foreign exchange contracts.

Marketable Securities Available for Sale:    At December 31, 2012, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities and a marketable equity security. U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt – global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.

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

As of December 31, 2012, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (in thousands):

	Duration
	Less than 1 Year	1 to 3 Years	3 to 5 Years	Total
Principal amount	$580,241	$1,136,106	$61,355	$1,777,702
Fair value	$587,170	$1,159,017	$63,400	$1,809,587
Weighted average interest rate	0.4%	0.5%	1.0%	0.5%

Long-Term Debt:    In August 2012, we issued a total of $1.500 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 1.90% Senior Notes due 2017and $1.000 billion aggregate principal amount of 3.25% Senior Notes due 2022. The 2012 issued notes were issued at 99.786% and 99.949% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $11.7 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 each year beginning February 15, 2013 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 20 basis points in the case of the 2017 notes and 25 basis points in the case of the 2022 notes. If a change of control occurs accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

On October 7, 2010, we issued a total of $1.250 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 2.45% Senior Notes due 2015, $500.0 million aggregate principal amount of 3.95% Senior Notes due 2020 and $250.0 million aggregate principal amount of 5.7% Senior Notes due 2040. The notes were issued at 99.854%, 99.745% and 99.813% of par, respectively, and the discount amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $10.5 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on April 15 and October 15 of each year and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at our option, in whole or in part, at any time at a redemption price equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

At December 31, 2012, the fair value of our senior notes outstanding was $2.893 billion.

MARKET RISK MANAGEMENT

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

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2012 and 2011 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income

(expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2012 and 2011:

	Notional Amount
Foreign Currency	2012	2011
Australian Dollar	$5,076	$17,169
British Pound	77,914	53,764
Canadian Dollar	134,366	67,281
Euro	969,296	714,446
Japanese Yen	236,212	606,538
Swiss Franc	-	49,182

Total	$1,422,864	$1,508,380

We consider the impact of our own and the counterparties' credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2012, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2012 and 2011 were $795.4 million and $916.9 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the December 31, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $227.9 million. However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities' functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability

Foreign Currency Option Contracts:    During 2012, we began hedging a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in Euros. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and amounts but with different strike prices; this combination of transactions is generally referred to as a "collar". The expiration dates and notional amounts correspond to the amount and timing of forecasted future foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows, however this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the call option partially offsets the premium paid for the purchased put option, resulting in a net cost for the collars.

In order to fully offset the net cost of the collars, we also sold local currency put options with a lower strike price and the same expiration dates and amounts as the option contracts that were used to hedge sales. These written put options introduced risk of loss if the U.S. dollar were to strengthen beyond the strike price of the written put options. In December 2012, we entered into purchased put options that are not designated as hedges in order to partially offset the risk of loss that would be incurred on the written put options if the US dollar were to strengthen beyond the strike price of the written put. Gains and losses associated with the non-hedge put options have been recorded on the income statement as other income (expense), net.

Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2012:

Foreign Currency Option	Notional Amount* 2012
Designated as hedging activity:
Purchased Put	$228,779
Written Call	$235,920
Not designated as hedging activity:
Purchased Put	$160,493
Written Put	$(215,952)
*
U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option. The local currency notional amounts of our purchased put, and written call that are designated as hedging activity are equal to each other.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates. Assuming that the December 31, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts that are designated as hedges would change by approximately $24.1 million. However, since the foreign currency option contracts designated as hedges hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability. Assuming that the December 31, 2012 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts that are not designated as hedges would decrease by approximately $0.9 million if the U.S. Dollar were to strengthen, and would increase by approximately $2.2 million if the U.S. Dollar were to weaken. This impact would be recorded to income during the period during which the change in currency rates occurred.

Interest Rate Risk Management

Treasury Rate Lock Agreements:    During 2012, we entered into treasury rate lock agreements, or treasury rate locks, in anticipation of issuing fixed-rate notes that were issued in August 2012. With the exception of a short period in June when certain outstanding treasury rate locks were not designated as hedges, our treasury rate locks are designated as cash flow hedges and, to the extent effective, any realized or unrealized gains or losses on them are reported in OCI and will be recognized in income over the life of the anticipated fixed-rate notes. Treasury rate locks were settled during 2012 which resulted in losses of $35.3 million that were recorded to OCI. During the short period in June when we had outstanding treasury rate locks that were not considered hedging instruments, we recorded the change in fair value of $3.7 million in other income (expense), net. No material amounts were recorded in income during 2012 or 2011 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. At December 31, 2012 we had no outstanding treasury rate locks.

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

In 2011, we settled outstanding interest rate swap contracts we entered into with respect to our $500.0 million 2.45% fixed notes due in 2015 resulting in the receipt of $34.3 million. The proceeds from the settlements are being accounted for as a reduction of current and future interest expense associated with these notes. During 2012, we terminated the hedging relationship on $800.0 million notional amount of swap contracts that had been entered into earlier in 2012 as hedges of our 1.9% fixed rate notes due in 2017 and our 3.25% fixed rate notes due in 2022 by settling certain of the contracts and entering into offsetting contracts for those not settled. This resulted in gains of $5.0 million that are being accounted for as a reduction of current and future interest expense associated with these notes.

At December 31, 2012, we were a party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. Our swap contracts outstanding at December 31, 2012 consisted of $100.0 million aggregate notional amount maturing in 2017, which effectively convert a portion of our $500.0 million, 1.90% fixed-rate notes due in 2017 to a floating rate and $200.0 million aggregate notional amount maturing in 2022, which effectively converts a portion of our $1.000 billion, 3.25% fixed-rate notes due in 2022 to a floating rate.

In January 2013 we entered into additional interest rate swap contracts with notional amounts of $400.0 million related to our 1.90% fixed-rate notes due in 2017 and $800.0 million related to our 3.25% fixed-rate notes due in 2022.

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2012 would have reduced the aggregate fair value of our net payable by $169.3 million. A one percentage point decrease at December 31, 2012 would have increased the aggregate fair value of our net payable by $188.7 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CELGENE CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Celgene Corporation:

We have audited the accompanying consolidated balance sheets of Celgene Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule, "Schedule II – Valuation and Qualifying Accounts." These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celgene Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

February 15, 2013

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,090,387	$1,859,464
Marketable securities available for sale	1,809,883	788,690
Accounts receivable, net of allowances of $32,988 and $18,855 at December 31, 2012 and 2011, respectively	960,521	945,531
Inventory	259,495	189,573
Deferred income taxes	93,168	116,751
Other current assets	320,211	395,094
Assets held for sale	-	58,122

Total current assets	5,533,665	4,353,225
Property, plant and equipment, net	578,362	506,042
Intangible assets, net	3,100,423	2,844,698
Goodwill	2,042,773	1,887,220
Other assets	479,083	414,725

Total assets	$11,734,306	$10,005,910

Liabilities and Stockholders' Equity
Current liabilities:
Short-term borrowings	$308,459	$526,684
Accounts payable	145,652	121,525
Accrued expenses	775,724	701,707
Income taxes payable	11,841	30,042
Current portion of deferred revenue	17,263	14,346
Other current liabilities	431,296	138,424
Liabilities of disposal group	-	7,244

Total current liabilities	1,690,235	1,539,972
Deferred revenue, net of current portion	16,178	12,623
Income taxes payable	188,181	616,465
Deferred income taxes	1,018,366	775,022
Other non-current liabilities	355,546	273,516
Long-term debt, net of discount	2,771,333	1,275,585

Total liabilities	6,039,839	4,493,183

Commitments and Contingencies (Note 18)
Stockholders' Equity:
Preferred stock, $.01 par value per share, 5,000,000 shares authorized; none outstanding at December 31, 2012 and 2011, respectively	-	-
Common stock, $.01 par value per share, 575,000,000 shares authorized; issued 498,427,951 and 487,381,255 shares at December 31, 2012 and 2011, respectively	4,984	4,874
Common stock in treasury, at cost; 78,676,097 and 49,889,078 shares at December 31, 2012 and 2011, respectively	(4,823,153)	(2,760,705)
Additional paid-in capital	7,539,787	6,764,479
Retained earnings	3,022,596	1,566,416
Accumulated other comprehensive (loss)	(49,747)	(62,337)

Total stockholders' equity	5,694,467	5,512,727

Total liabilities and stockholders' equity	$11,734,306	$10,005,910

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011	2010
Revenue:
Net product sales	$5,385,599	$4,699,690	$3,508,438
Collaborative agreements and other revenue	10,711	19,500	10,540
Royalty revenue	110,403	122,880	106,767

Total revenue	5,506,713	4,842,070	3,625,745

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	299,124	425,859	306,521
Research and development	1,724,156	1,600,264	1,128,495
Selling, general and administrative	1,373,541	1,226,314	950,634
Amortization of acquired intangible assets	194,499	289,226	203,231
Acquisition related (gains) charges and restructuring, net	168,951	(142,346)	47,229

Total costs and expenses	3,760,271	3,399,317	2,636,110

Operating income	1,746,442	1,442,753	989,635
Other income and (expense):
Interest and investment income, net	15,260	25,860	44,757
Interest (expense)	(63,205)	(42,737)	(12,634)
Other income (expense), net	(17,006)	(6,354)	(9,148)

Income before income taxes	1,681,491	1,419,522	1,012,610
Income tax provision	225,311	102,066	132,418

Net income	1,456,180	1,317,456	880,192
Net loss attributable to non-controlling interest	-	694	320

Net income attributable to Celgene	$1,456,180	$1,318,150	$880,512

Net income per share attributable to Celgene:
Basic	$3.38	$2.89	$1.90
Diluted	$3.30	$2.85	$1.88
Weighted average shares:
Basic	430,927	455,348	462,298
Diluted	440,796	462,748	469,517

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$1,456,180	$1,317,456	$880,192

Other comprehensive income (loss):
Foreign currency translation adjustments	25,905	(9,847)	(18,181)
Pension liability adjustment	(4,739)	(1,546)	(5,695)
Change in functional currency of a foreign subsidiary	13,145	-	57,668
Net asset transfer of a common control foreign subsidiary	607	(51)	(106)
Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses), net of tax expense (benefit) of ($13,755), ($28) and ($197) for the years ended 2012, 2011 and 2010, respectively	52,958	21,264	26,964
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of ($1,933), ($2,922) and $0 for the years ended 2012, 2011 and 2010, respectively	(77,717)	2,955	(47,686)
Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses), net of tax expense (benefit) of ($135), $1,445 and $3,365 for the years ended 2012, 2011 and 2010, respectively	1,436	2,919	10,409
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $79, $256 and ($3,638) for the years ended 2012, 2011 and 2010, respectively	995	(4,264)	(7,715)

Total other comprehensive income (loss)	12,590	11,430	15,658

Comprehensive income	1,468,770	1,328,886	895,850
Comprehensive loss attributable to non-controlling interest	-	694	320

Comprehensive income attributable to Celgene	$1,468,770	$1,329,580	$896,170

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$1,456,180	$1,317,456	$880,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,874	71,153	54,234
Amortization	198,573	291,698	204,855
Allocation of prepaid royalties	1,444	16,742	47,241
Provision (benefit) for accounts receivable allowances	12,453	6,354	(2,309)
Deferred income taxes	100,199	(85,822)	(103,923)
Impairment charges	148,010	118,000	-
Change in value of contingent consideration	166,374	(147,463)	9,712
Share-based compensation expense	231,043	217,202	182,796
Share-based employee benefit plan expense	19,324	20,664	14,403
Reclassification adjustment for cash flow hedges included in net income	(79,650)	33	(47,682)
Unrealized change in value of derivative instruments	71,682	(47,644)	57,652
Realized (gains) losses on marketable securities available for sale	1,074	(3,842)	(11,531)
Other, net	(3,193)	(648)	3,769
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(30,052)	(263,130)	(234,452)
Inventory	(69,680)	70,980	18,723
Other operating assets	92,887	(69,288)	(45,674)
Assets held for sale, net	(1,176)	2,361	2,999
Accounts payable and other operating liabilities	68,191	191,239	51,557
Payment of contingent consideration	-	(23,324)	-
Income tax payable	(455,485)	95,326	78,110
Deferred revenue	5,481	(1,937)	20,884

Net cash provided by operating activities	2,018,553	1,776,110	1,181,556

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,743,741	2,175,172	3,931,883
Purchases of marketable securities available for sale	(2,768,798)	(1,693,380)	(3,272,225)
Payments for acquisition of business, net of cash acquired	(352,245)	-	(2,652,377)
Purchases of intellectual property and other assets	(48,865)	-	-
Proceeds from the sale of assets, net	15,782	93,185	-
Capital expenditures	(111,524)	(132,119)	(98,632)
(Purchases) refunds of investment securities	(30,046)	(59,248)	(14,020)
Other investing activities	(1,637)	(5,914)	(1,934)

Net cash provided by (used in) investing activities	(1,553,592)	377,696	(2,107,305)

Cash flows from financing activities:
Payment for treasury shares	(2,043,570)	(2,188,582)	(183,116)
Proceeds from short-term borrowing	4,494,787	1,878,784	-
Principal repayments on short-term borrowing	(4,712,174)	(1,353,061)	-
Payment of contingent consideration	-	(156,676)	-
Proceeds from the issuance of long-term debt	1,486,682	-	1,237,270
Net proceeds from exercise of common stock options and warrants	476,228	166,451	86,889
Excess tax benefit from share-based compensation arrangements	49,319	31,054	36,124

Net cash provided by (used in) financing activities	(248,728)	(1,622,030)	1,177,167

Effect of currency rate changes on cash and cash equivalents	14,690	(23,440)	(2,462)

Net increase in cash and cash equivalents	230,923	508,336	248,956
Cash and cash equivalents at beginning of period	1,859,464	1,351,128	1,102,172

Cash and cash equivalents at end of period	$2,090,387	$1,859,464	$1,351,128

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(Dollars in thousands)

	Years Ended December 31,
	2012	2011	2010
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized (gain) loss on marketable securities available for sale	$(1,301)	$(3,651)	$(13,808)

Matured shares tendered in connection with stock option exercises	$(1,182)	$(4,912)	$(8,245)

Supplemental disclosure of cash flow information:
Interest paid	$48,421	$50,192	$1,752

Income taxes paid	$469,570	$93,019	$121,976

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands)

	Celgene Corporation Shareholders
Years Ended December 31, 2012, 2011 and 2010	Common Stock	Treasury Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Stockholders' Equity	Non- Controlling Interest	Total
Balances at December 31, 2009	$4,676	$(362,521)	$5,474,122	$(632,246)	$(89,425)	$4,394,606	$-	$4,394,606
Net income				880,512		880,512	(320)	880,192
Other comprehensive income			(57,562)		15,658	(41,904)		(41,904)
Mature shares tendered related to option exercise		(8,245)	7,335			(910)		(910)
Exercise of stock options and warrants and conversion of restricted stock units	39	(1,410)	91,039			89,668		89,668
Shares purchased under share repurchase program		(183,116)				(183,116)		(183,116)
Issuance of common stock for employee benefit plans		9,704	2,722			12,426		12,426
Issuance of common stock related to Abraxis acquisition	107		617,651			617,758		617,758
Expense related to share-based compensation			182,404			182,404		182,404
Income tax benefit upon exercise of stock options			32,529			32,529		32,529
Non-controlling interest resulting from acquisition of Abraxis, net						-	11,819	11,819

Balances at December 31, 2010	$4,822	$(545,588)	$6,350,240	$248,266	$(73,767)	$5,983,973	$11,499	$5,995,472
Net income				1,318,150		1,318,150	(694)	1,317,456
Other comprehensive income			51		11,430	11,481		11,481
Mature shares tendered related to option exercise		(4,912)	3,061			(1,851)		(1,851)
Exercise of stock options and warrants and conversion of restricted stock units	52	(3)	166,693			166,742		166,742
Shares purchased under share repurchase program		(2,221,157)				(2,221,157)		(2,221,157)
Issuance of common stock for employee benefit plans		10,955	2,644			13,599		13,599
Issuance of common stock related to Abraxis acquisition			72			72		72
Expense related to share-based compensation			216,628			216,628		216,628
Income tax benefit upon exercise of stock options			25,090			25,090		25,090
Disposal of non-controlling interest						-	(10,805)	(10,805)

Balances at December 31, 2011	$4,874	$(2,760,705)	$6,764,479	$1,566,416	$(62,337)	$5,512,727	$-	$5,512,727
Net income				1,456,180		1,456,180		1,456,180
Other comprehensive income			(13,752)		12,590	(1,162)		(1,162)
Mature shares tendered related to option exercise		(1,182)	673			(509)		(509)
Exercise of stock options and warrants and conversion of restricted stock units	107	(10,535)	482,936			472,508		472,508
Shares purchased under share repurchase program		(2,050,731)				(2,050,731)		(2,050,731)
Issuance of common stock for employee benefit plans	3		19,178			19,181		19,181
Expense related to share-based compensation			230,500			230,500		230,500
Income tax benefit upon exercise of stock options			55,773			55,773		55,773

Balances at December 31, 2012	$4,984	$(4,823,153)	$7,539,787	$3,022,596	$(49,747)	$5,694,467	$-	$5,694,467

See accompanying Notes to Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of dollars, except per share amounts, unless otherwise indicated)

1.     Nature of Business and Basis and Summary of Significant Accounting Policies

Celgene Corporation, together with its subsidiaries (collectively "we," "our," "us," "Celgene" or the "Company") is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory diseases. We are dedicated to innovative research and development which is designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies.

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID® (inclusive of Thalidomide Celgene®), and ISTODAX®. POMALYST® was approved by the U.S. Food and Drug Administration, or FDA, in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy. Additional sources of revenue include royalties from Novartis on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, other licensing royalties, and the sale of services through our Celgene Cellular Therapeutics subsidiary.

The consolidated financial statements include the accounts of Celgene Corporation and its subsidiaries. Investments in limited partnerships and interests where we have an equity interest of 50% or less and do not otherwise have a controlling financial interest are accounted for by either the equity or cost method. We record net income (loss) attributable to non-controlling interest, if any, in our Consolidated Statements of Income equal to the percentage of ownership interest retained in the respective operations by the non-controlling parties. Certain prior year amounts have been reclassified to conform to the current year's presentation.

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. We are subject to certain risks and uncertainties related to product development, regulatory approval, market acceptance, scope of patent and proprietary rights, competition, outcome of civil and governmental proceedings, European credit risk, technological change and product liability.

Financial Instruments:    Certain financial instruments reflected in the Consolidated Balance Sheets, (e.g., cash, cash equivalents, accounts receivable, certain other assets, accounts payable, short-term borrowings and certain other liabilities) are recorded at cost, which approximates fair value due to their short-term nature. The fair values of financial instruments other than marketable securities are determined through a combination of management estimates and information obtained from third parties using the latest market data. The fair value of available-for-sale marketable securities is determined utilizing the valuation techniques appropriate to the type of security (See Note 4).

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

A decline in the market value of any available-for-sale security below its carrying value that is determined to be other-than-temporary would result in a charge to earnings and decrease in the security's carrying value down to its newly established fair value. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in earnings performance, credit rating, asset quality or business prospects of the issuer; adverse changes in the general market condition in which the issuer operates; our intent to hold to maturity and an evaluation as to whether it is more likely than not that we will not have to sell before recovery of its cost basis; our expected future cash flows from the security; and issues that raise concerns about the issuer's ability to continue as a going concern.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentration of Credit Risk:    Cash, cash equivalents and marketable securities are financial instruments that potentially subject the Company to concentration of credit risk. We invest our excess cash primarily in money market funds, U.S. Treasury fixed rate securities, U.S. government-sponsored agency fixed rate securities, U.S. government-sponsored agency mortgage-backed fixed rate securities and FDIC guaranteed fixed rate corporate debt, non-U.S. government issued securities and non-U.S. government guaranteed securities (See Note 6). We may also invest in unrated or below investment grade securities, such as equity in private companies. We have established guidelines relative to diversification and maturities to maintain safety and liquidity. These guidelines are reviewed periodically and may be modified to take advantage of trends in yields and interest rates.

We sell our products in the United States primarily through wholesale distributors and specialty contracted pharmacies. Therefore, wholesale distributors and large pharmacy chains account for a large portion of our U.S. trade receivables and net product revenues (See Note 19). International sales are primarily made directly to hospitals, clinics and retail chains, many of which in Europe are government owned and have extended their payment terms in recent years given the economic pressure these countries are facing. We continuously monitor the creditworthiness of our customers, including these governments, and have internal policies regarding customer credit limits. We estimate an allowance for doubtful accounts primarily based on the credit worthiness of our customers, historical payment patterns, aging of receivable balances and general economic conditions, including publicly available information on the credit worthiness of countries themselves and provinces or areas within such countries where they are the ultimate customers.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable. Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $324.2 million at December 31, 2012 compared to $396.1 million at December 31, 2011. Approximately $51.9 million of the $324.2 million receivable at December 31, 2012 was greater than one year past due. Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece. We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

receivable balances. We continue to receive payments from these countries, and closely monitor the plans for payment at the regional government level. Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments. This payment pattern was observed in Spain, where a significant portion of aged receivables were paid in late June and early July 2012. We also regularly request and receive positive confirmation of the validity of our receivables from most of the regional governmental authorities. We have the option to pursue legal action against certain of our customers. In view of the protracted timeline associated with collecting the outstanding balances through legal action and the current direct communication with our customers, in many instances, we do not believe pursuing legal action to be the best approach for any of the parties involved.

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

Inventory:    Inventories are recorded at the lower of cost or market, with cost determined on a first-in, first-out basis. We periodically review the composition of inventory in order to identify obsolete, slow-moving or otherwise non-saleable items. If non-saleable items are observed and there are no alternate uses for the inventory, we will record a write-down to net realizable value in the period that the decline in value is first recognized. Included in inventory are raw materials used in the production of preclinical and clinical products, which are charged to research and development expense when consumed.

Assets Held for Sale:    Assets to be disposed of were separately presented in the consolidated balance sheet and reported at the lower of their carrying amount or fair value less costs to sell, and were not depreciated. The assets and related liabilities of a disposal group classified as held for sale were presented separately in the current asset and current liability sections of the consolidated balance sheet.

Property, Plant and Equipment:    Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation of plant and equipment is recorded using the straight-line method. Building improvements are depreciated over the remaining useful life of the building. Leasehold improvements are depreciated over the lesser of the economic useful life

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Capitalized Software Costs:    We capitalize software costs incurred in connection with developing or obtaining software. Capitalized software costs are included in property, plant and equipment, net and are amortized over their estimated useful life of three to seven years from the date the systems are ready for their intended use.

Investments in Other Entities:    We hold a portfolio of investments in equity securities and certain investment funds that are accounted for under either the equity method or cost method. Investments in companies or certain investment funds over which we have significant influence but not a controlling interest are accounted for using the equity method, with our share of earnings or losses reported in other income (expense), net. Our cost method and equity method investments are included in other assets on the Consolidated Balance Sheets.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill:    Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We test our goodwill annually for impairment each November 30.

Impairment of Long-Lived Assets:    Long-lived assets, such as property, plant and equipment and certain other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the assets exceed their estimated future undiscounted net cash flows, an impairment charge is recognized for the amount by which the carrying amount of the assets exceed the fair value of the assets.

Contingent Consideration from Business Combinations:    Subsequent to the acquisition date, we measure contingent consideration arrangements at fair value for each period with changes in fair value recognized in operating earnings. Changes in fair values reflect new information about related IPR&D assets and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as development work towards the achievement of the milestones progresses, and is accrued based on an accretion schedule.

Foreign Currency Translation:    Operations in non-U.S. entities are recorded in the functional currency of each entity. For financial reporting purposes, the functional currency of an entity is determined by a review of the source of an entity's most predominant cash flows. The results of operations for non-U.S. dollar functional currency entities are translated from functional currencies into U.S. dollars using the average currency rate during each month, which approximates the results that would be obtained using actual currency rates on the dates of individual transactions. Assets and liabilities are translated using currency rates at the end of the period. Adjustments resulting from translating the financial statements of our foreign entities into the U.S. dollar are excluded from the determination of net income and are recorded as a component of other comprehensive income (loss). Transaction gains and losses are recorded in other income (expense), net in the Consolidated Statements of Income. We had net foreign exchange losses of $10.8 million in 2012, $3.1 million in 2011 and $9.8 million in 2010.

Research and Development Costs:    Research and development costs are expensed as incurred. These include all internal and external costs related to services contracted by us. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Milestone payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life of the related product.

Income Taxes:    We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect for years in which the temporary differences are expected to reverse. A valuation

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. We recognize the benefit of an uncertain tax position that it has taken or expects to take on income tax returns it files if such tax position is more likely than not to be sustained.

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

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services. The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010. The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations. We have also analyzed actual billings received from certain states to further support the accrual rates. Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively the 2010 U.S. Health Care Reform Law, certain states have not yet submitted actual Medicaid Managed Care Organization bills, resulting in an increase in the accrual balance. Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient's cost of branded prescription drugs related to the Medicare Part D Coverage Gap. In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices. This expense is recognized throughout the year as incurred. In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable. If the historical data we used to calculate these estimates does not properly reflect future returns,

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected. Under this methodology, we track actual returns by individual production lots. Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience. Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates. Any changes from the historical trend rates are considered in determining the current sales return allowance.

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

We record estimated reductions to revenue for free goods and volume-based discounts at the time of the initial sale. The estimated reductions to revenue for such free goods and volume-based discounts are based on the sales terms, historical experience and trend analysis. The cost of free goods is included in Cost of Goods Sold (excluding amortization of acquired intangible assets).

We recognize revenue from royalties based on licensees' sales of its products or products using its technologies. Royalties are recognized as earned in accordance with the contract terms when royalties from licensees can be reasonably estimated and collectability is reasonably assured. If royalties cannot be reasonably estimated or collectability of a royalty amount is not reasonably assured, royalties are recognized as revenue when the cash is received.

Share-Based Compensation:    We utilize share based compensation in the form of stock options, restricted stock units, or RSUs, and performance-based restricted stock units, or PSUs. Compensation expense is recognized in the Consolidated Statements of Income based on the estimated fair value of the awards at grant date. Compensation expense recognized reflects an estimate of the number of awards expected to vest after taking into consideration an estimate of award forfeitures based on actual experience and is recognized on a straight-line basis over the requisite service period, which is generally the vesting period required to obtain full vesting. Management expectations related to the achievement of performance goals associated with PSU grants is assessed regularly and that assessment is used to determine whether PSU grants are expected to vest. If performance-based milestones related to PSU grants are not met or not expected to be met, any compensation expense recognized to date associated with grants that are not expected to vest will be reversed.

The fair values of stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The fair values of RSU and PSU grants are based on the market value of our Common Stock on the date of grant.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Per Share:    Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, assuming potentially dilutive common shares, resulting from option exercises, restricted stock units, warrants and other incentives had been issued and any proceeds thereof used to repurchase common stock at the average market price during the period. The assumed proceeds used to repurchase common stock is the sum of the amount to be paid to us upon exercise of options, the amount of compensation cost attributed to future services and not yet recognized and, if applicable, the amount of excess income tax benefit that would be credited to paid-in capital upon exercise.

New Accounting Pronouncements:    In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-05, "Comprehensive Income (Topic 220)," or ASU 2011-05. ASU 2011-05 was issued to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance in ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity and requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We have adopted ASU 2011-05 during the first quarter of 2012 and have presented the components of other comprehensive income in separate Consolidated Statements of Comprehensive Income.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," or ASU 2012-02. ASU 2012-02 allows a company the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under that option, a company would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the company determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. ASU 2012-02 is effective for annual and interim indefinite-lived intangible asset impairment tests performed for periods beginning after September 15, 2012. Early adoption is permitted and we have adopted this standard in the fourth quarter of 2012. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

2.     Acquisitions and Divestitures

Avila Acquisition

On March 7, 2012, or the Acquisition Date, we acquired all of the outstanding common stock of Avila Therapeutics, Inc., subsequently renamed Celgene Avilomics Research, herein referred to as Avila. The acquisition resulted in Avila becoming our wholly-owned subsidiary. The results of operations for Avila are included in our consolidated financial statements from the Acquisition Date and the assets and liabilities of Avila have been recorded at their respective fair values on the Acquisition Date and consolidated with our other assets and liabilities. Avila's results of

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

operations prior to the Acquisition Date were determined to be immaterial to us; therefore, pro forma financial statements are not required to be presented.

We paid $352.2 million in cash, net of cash acquired, and may make additional payments of up to an estimated maximum of $595.0 million in contingent developmental and regulatory milestone payments.

Avila is a clinical-stage biotechnology company focused on the design and development of targeted covalent drugs to achieve best-in-class outcomes. Avila's product pipeline has been created using its proprietary Avilomics™ platform for developing targeted covalent drugs that treat diseases through protein silencing. Avila's most advanced product candidate, CC-292, formerly AVL-292, a potential treatment for cancer and autoimmune diseases, is currently in phase I clinical testing. We acquired Avila to enhance our portfolio of potential therapies for patients with life-threatening illnesses worldwide.

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

The acquisition has been accounted for using the acquisition method of accounting which requires that assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date and requires the fair value of acquired IPR&D to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Abraxis BioScience, Inc.

On October 15, 2010, or the Abraxis Acquisition Date, we acquired all of the outstanding common stock of Abraxis BioScience, Inc., or Abraxis, in exchange for consideration valued at the Abraxis Acquisition Date at approximately $3.205 billion, consisting of cash, stock and contingent value rights, or CVRs. The transaction, referred to as the Merger, resulted in Abraxis becoming our wholly owned subsidiary.

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

The Merger has been accounted for using the acquisition method of accounting which requires that most assets acquired and liabilities assumed be recognized at their fair values as of the Abraxis Acquisition Date and requires the fair value of IPR&D to be classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. An aggregate $1.290 billion was the recorded value of the IPR&D asset, of which $118.0 million was subsequently recognized as impaired due to a change in the probability of obtaining progression-free survival labeling for the treatment of non-small cell lung cancer for ABRAXANE® in the United States. The remaining $1.172 billion asset was reclassified in October 2012 from an acquired IPR&D intangible to an acquired developed product rights intangible asset upon the approval of ABRAXANE® for NSCLC.

Contingent Value Rights

In connection with the Merger on October 15, 2010, CVRs were issued under a Contingent Value Rights Agreement, or CVR Agreement, entered into between Celgene and American Stock Transfer & Trust Company, LLC, as trustee. The CVRs are registered for trading on the

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NASDAQ Global Market under the symbol "CELGZ." The fair value of the liability of the Company related to payments under the CVR Agreement are subject to fluctuation based on trading prices for the publicly traded CVRs. Subsequent to the Abraxis Acquisition Date, we measured the contingent consideration represented by the CVRs at fair value with changes in fair value recognized in operating earnings.

Each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of each of the following contingent cash payments:

  •
  Milestone Payment #1.  $250.0 million upon FDA approval of ABRAXANE® for use in the treatment of non-small cell lung cancer, or NSCLC, if such approval permits us to market ABRAXANE® with FDA approval that includes a progression-free survival, or PFS, claim, but only if this milestone is achieved no later than the fifth anniversary of the Merger.

  •
  Milestone Payment #2.  $400.0 million (if achieved no later than April 1, 2013) or $300.0 million (if achieved after April 1, 2013 and before the fifth anniversary of the Merger) upon FDA approval of ABRAXANE® for use in the treatment of pancreatic cancer, if such approval permits us to market ABRAXANE® with FDA approval that includes an overall survival claim.

  •
  Net Sales Payments.  For each full one-year period ending December 31 during the term of the CVR Agreement, which we refer to as a net sales measuring period (with the first net sales measuring period beginning January 1, 2011 and ending December 31, 2011):

  •
  2.5% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $1.000 billion but are less than or equal to $2.000 billion for such period, plus

  •
  an additional amount equal to 5% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $2.000 billion but are less than or equal to $3.000 billion for such period, plus

  •
  an additional amount equal to 10% of the net sales of ABRAXANE® and the Abraxis pipeline products that exceed $3.000 billion for such period.

No payments will be due under the CVR Agreement with respect to net sales of ABRAXANE® and the Abraxis pipeline products after December 31, 2025, which we refer to as the net sales payment termination date, unless net sales for the net sales measuring period ending on December 31, 2025 are equal to or greater than $1.000 billion, in which case the net sales payment termination date will be extended until the last day of the net sales measuring period subsequent to December 31, 2025 during which net sales of ABRAXANE® and the Abraxis pipeline products are less than $1.000 billion or, if earlier, December 31, 2030. The fair value of our liability related to the CVRs was $277.4 million at the end of 2012 compared to $60.6 million at the end of 2011.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In October 2012, the FDA approved ABRAXANE® for the first-line treatment of locally advanced or metastatic NSCLC, in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy. The FDA approval was based on tumor response rates and did not result in the use of a marketing label that includes a progression-free survival claim, and accordingly, the CVR Milestone Payment #1, as described above, has not been achieved. This approval resulted in the related $1.172 billion intangible asset obtained from the Abraxis acquisition being reclassified in October 2012 from an acquired IPR&D intangible to an acquired developed product rights intangible asset and amortization commenced in October 2012.

Sale of Non-core Assets

The purchase of Abraxis included a number of assets that are not associated with nab® technology or ABRAXANE®. These assets, or non-core assets, consisted of a number of subsidiaries, tangible assets, equity investments, joint venture partnerships and assets that supported research and sales of products not directly related to the nab® technology or ABRAXANE®. At the time of acquisition, we committed to a plan to divest certain non-core assets and they were classified on the Consolidated Balance Sheets as of December 31, 2010 as assets held for sale and the associated liabilities were classified as liabilities of disposal group. In April 2011, we sold these non-core assets to various entities that are owned or controlled by Dr. Patrick Soon-Shiong, the former majority shareholder and executive chairman of Abraxis.

We received cash consideration of $110.0 million, 10% equity ownership in Active Biomaterials, LLC, which is an entity that was formed with certain of the non-core assets with revenue-producing potential, and a future royalty stream based on net sales of certain products of Active Biomaterials, LLC. The royalties, which commence in 2014 at the earliest and are not to exceed an annual amount of $128.0 million, will be calculated based on a range of between 10% and 12.5% of net sales of certain future products. Dr. Patrick Soon-Shiong held an option to purchase the 10% equity ownership in Active Biomaterials, LLC from us for a price of $15.0 million at any time prior to April 2013 and he exercised that option in 2012. We recorded the future royalty stream as an asset and assigned a value of $170.0 million based on its fair market value calculated as the present value of estimated future net cash flows. The sale of the non-core assets resulted in a gain of $2.9 million which was included in the Consolidated Statements of Income, in other income (expense), net. Our policy is to present gains and losses from sales of businesses as other income or expense.

Two manufacturing and research facilities located in Melrose Park, Illinois, and the equipment associated with operations at those facilities, were sold in June of 2012 to APP Pharmaceuticals, Inc. (now known as Fresenius Kabi USA, LLC), or APP, a subsidiary of Fresenius Kabi AG. APP manufactures ABRAXANE® at one of the facilities. In exchange for the facilities, we received rights to free and reduced cost manufacturing of specified quantities of ABRAXANE®, which we recorded as current or non-current assets based on anticipated timing of delivery, a five-year rent-free lease of a portion of one of the facilities, and a net cash payment of $1.8 million. The transaction did not result in any gain or loss. The assets and liabilities related to these two facilities were included in assets held for sale and liabilities of disposal group on the 2011 Consolidated Balance Sheet.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Gloucester Pharmaceuticals, Inc.

On January 15, 2010, we acquired all of the outstanding common stock and stock options of Gloucester Pharmaceuticals, Inc., or Gloucester. The assets acquired and liabilities assumed of Gloucester were recorded as of the acquisition date, at their respective fair values, and consolidated with our assets and liabilities. Gloucester's results of operations are included in the Company's consolidated financial statements from the date of acquisition.

We paid $338.9 million in cash before milestone payments with potential additional future payments of up to $300.0 million in contingent regulatory milestone payments. As part of the consideration for the Gloucester acquisition, we are contractually obligated to pay certain consideration resulting from the outcome of future events. We update our assumptions each reporting period based on new developments and records such amounts at fair value until such consideration is satisfied.

In June 2011, the FDA granted accelerated approval of the Supplemental New Drug Application for ISTODAX® for the treatment of peripheral T-cell lymphoma, or PTCL, in patients who have received at least one prior therapy. This FDA approval was the triggering event for the payment of one of the two contingent regulatory milestone payments associated with the Gloucester acquisition. We made a payment of $180.0 million to the former shareholders of Gloucester in July 2011 in satisfaction of this milestone payment requirement. The single remaining contingent milestone payment is for a $120.0 million cash payment upon the marketing approval for the European Union PTCL. At December 31, 2012 and 2011, the balance of the contingent consideration, which reflects the fair value of the single remaining continent milestone payment, was $17.3 million and $76.9 million, respectively, and is included in other non-current liabilities.

3.     Earnings Per Share

(Amounts in thousands, except per share)	2012	2011	2010
Net income attributable to Celgene	$1,456,180	$1,318,150	$880,512

Weighted-average shares:
Basic	430,927	455,348	462,298
Effect of dilutive securities:
Options, restricted stock units, warrants and other	9,869	7,400	7,219

Diluted	440,796	462,748	469,517

Net income per share attributable to Celgene:
Basic	$3.38	$2.89	$1.90
Diluted	$3.30	$2.85	$1.88

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 12,665,529 in 2012, 25,864,186 in 2011 and 24,123,172 in 2010.

Since April 2009, our Board of Directors has approved repurchases of up to an aggregate of $6.500 billion of our common stock, including $2.500 billion approved by our Board of Directors

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

during their June 2012 meeting. As of December 31, 2012, an aggregate of 74,465,418 shares of common stock were repurchased under the program, including 28,636,033 shares of common stock repurchased during 2012. As of December 31, 2012, we had a remaining open-ended repurchase authorization of $1.837 billion.

4.     Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and the valuation techniques we utilized to determine such fair value. Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Our Level 1 assets consist of marketable equity securities. Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active. Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts. Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity. We do not have any Level 3 assets. Our Level 1 liability relates to our publicly traded CVRs. Our Level 2 liability relates to written foreign currency options. Our Level 3 liabilities consists of contingent consideration related to undeveloped product rights resulting from the acquisition of Gloucester and contingent consideration related to the undeveloped product rights and the technology platform acquired from the Avila acquisition. The maximum potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are estimated to be $120.0 million and $595.0 million, respectively.

	Balance at December 31, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,809,883	$296	$1,809,587	$-
Cash equivalents	27,000	-	27,000	-
Interest rate swaps	1,751	-	1,751	-
Forward currency contracts	17,759	-	17,759	-
Purchased currency options	2,688	-	2,688	-

Total assets	$1,859,081	$296	$1,858,785	$-

Liabilities:
Contingent value rights	$(277,385)	$(277,385)	$-	$-
Written currency options	(5,130)	-	(5,130)	-
Other acquisition related contingent consideration	(198,116)	-	-	(198,116)

Total liabilities	$(480,631)	$(277,385)	$(5,130)	$(198,116)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Balance at December 31, 2011	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$788,690	$560	$788,130	$-
Forward currency contracts	48,561	-	48,561	-

Total assets	$837,251	$560	$836,691	$-

Liabilities:
Contingent value rights	$(60,583)	$(60,583)	$-	$-
Other acquisition related contingent consideration	(76,890)	-	-	(76,890)

Total liabilities	$(137,473)	$(60,583)	$-	$(76,890)

There were no security transfers between Levels 1 and 2 during 2012. The following tables represent a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	2012	2011
Assets:
Balance at beginning of period	$-	$23,372
Amounts acquired or issued	-	-
Net realized and unrealized gains	-	1,194
Settlements	-	(22,477)
Transfers in and/or out of Level 3	-	(2,089)

Balance at end of period	$-	$-

Settlements of $22.5 million during 2011 consisted of Level 3 instruments that were considered non-core assets acquired in the acquisition of Abraxis and were included in the sale of the non-core assets in April 2011.

	2012	2011
Liabilities:
Balance at beginning of period	$(76,890)	$(252,895)
Amounts acquired or issued	(171,654)	-
Net change in fair value	50,428	(3,995)
Settlements	-	-
Transfers in and/or out of Level 3	-	180,000

Balance at end of period	$(198,116)	$(76,890)

Level 3 liabilities issued during 2012 consisted of contingent consideration related to the acquisition of Avila. The $50.4 million net decrease in fair value of liabilities in 2012 was due to a $59.6 million reduction in the contingent consideration liability related to the approval of

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ISTODAX® for PTCL in Europe, partly offset by a $9.2 million increase in the accretion of the contingent consideration liability related to our acquisition of Avila.

Transfers out of Level 3 during 2011 consisted of a $180.0 million milestone that was part of the contingent consideration in the Gloucester acquisition. This milestone was valued based on the contractually defined amount of the milestone and paid in July 2011.

5.     Derivative Instruments and Hedging Activities

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

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries. The foreign currency forward hedging contracts outstanding at December 31, 2012 and 2011 had settlement dates within 36 months. These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss), or OCI, and reclassified to operations in the same periods during which the underlying hedged transactions affect operations. Any ineffectiveness on these foreign currency forward contracts is reported in other income

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(expense), net. Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2012 and 2011:

	Notional Amount
Foreign Currency	2012	2011
Australian Dollar	$5,076	$17,169
British Pound	77,914	53,764
Canadian Dollar	134,366	67,281
Euro	969,296	714,446
Japanese Yen	236,212	606,538
Swiss Franc	-	49,182

Total	$1,422,864	$1,508,380

We consider the impact of our own and the counterparties' credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis. As of December 31, 2012, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period. The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at December 31, 2012 and 2011 were $795.4 million and $916.9 million, respectively.

Foreign Currency Option Contracts:    During 2012, we began hedging a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in Euros. Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and amounts but with different strike prices; this combination of transactions is generally referred to as a "collar". The expiration dates and notional amounts correspond to the amount and timing of forecasted future foreign currency sales. If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows, however this benefit would be capped at the strike level of the written call, which forms the upper end of the collar. The premium collected from the call option partially offsets the premium paid for the purchased put option, resulting in a net cost for the collars.

In order to fully offset the net cost of the collars, we also sold local currency put options with a lower strike price and the same expiration dates and amounts as the option contracts that were used to hedge sales. These written put options introduced risk of loss if the U.S. dollar were to strengthen beyond the strike price of the written put options. In December 2012, we entered into

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purchased put options that are not designated as hedges in order to partially offset the risk of loss that would be incurred on the written put options if the US dollar were to strengthen beyond the strike price of the written put. Gains and losses associated with the non-hedge put options have been recorded on the income statement as other income (expense), net.

Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at December 31, 2012.

Notional Amount*
Foreign Currency Option	2012
Designated as hedging activity:
Purchased Put	$228,779
Written Call	$235,920
Not designated as hedging activity:
Purchased Put	$160,493
Written Put	$(215,952)
*
U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option. The local currency notional amounts of our purchased put, and written call that are designated as hedging activity are equal to each other.

Interest Rate Risk Management

Treasury Rate Lock Agreements:    During 2012, we entered into treasury rate lock agreements, or treasury rate locks, in anticipation of issuing fixed-rate notes that were issued in August 2012. With the exception of a short period in June when certain outstanding treasury rate locks were not designated as hedges, our treasury rate locks were designated as cash flow hedges and, to the extent effective, any realized or unrealized gains or losses on them were reported in OCI and will be recognized in income over the life of the anticipated fixed-rate notes. Treasury rate locks were settled during 2012 which resulted in losses of $35.3 million that were recorded to OCI. During the short period in June when we had outstanding treasury rate locks that were not considered hedging instruments, we recorded the favorable change in fair value of $3.7 million in other income (expense), net. No material amounts were recorded in income during 2012 or 2011 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. At December 31, 2012 we had no outstanding treasury rate locks.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In 2011, we settled outstanding interest rate swap contracts we entered into with respect to our $500.0 million 2.45% fixed notes due in 2015 resulting in the receipt of $34.3 million. The proceeds from the settlements are being accounted for as a reduction of current and future interest expense associated with these notes. During 2012, we terminated the hedging relationship on $800.0 million notional amount of swap contracts that had been entered into earlier in 2012 as hedges of our 1.9% fixed rate notes due in 2017 and our 3.25% fixed rate notes due in 2022 by settling certain of the contracts and entering into offsetting contracts for those not settled. This resulted in gains of $5.0 million that are being accounted for as a reduction of current and future interest expense associated with these notes.

At December 31, 2012, we were a party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes. Our swap contracts outstanding at December 31, 2012 consisted of $100.0 million aggregate notional amount maturing in 2017, which effectively convert a portion of our $500.0 million, 1.90% fixed-rate notes due in 2017 to a floating rate and $200.0 million aggregate notional amount maturing in 2022, which effectively converts a portion of our $1.000 billion, 3.25% fixed-rate notes due in 2022 to a floating rate.

In January 2013 we entered into additional interest rate swap contracts with notional amounts of $400 million related to our 1.90% fixed-rate notes due in 2017 and $800 million related to our 3.25% fixed-rate notes due in 2022.

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of December 31, 2012 and 2011:

	December 31, 2012
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$35,146	Other current assets	$12,725
	Other current liabilities	9,069	Other current liabilities	31,416
	Other non-current assets	30,486	Other non-current assets	13,796
Interest rate swap agreements	Other current assets	106	Other current assets	-
	Other non-current assets	79	Other non-current assets	188
	Other non-current liabilities	-	Other non-current liabilities	620
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	45,819	Other current assets	36,272
	Other current liabilities	10,408	Other current liabilities	21,402
Interest rate swap agreements	Other current assets	635	Other current assets	-
	Other non-current assets	1,739	Other non-current assets	-

Total		$133,487		$116,419

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$68,889	Other current assets	$32,430
	Other current liabilities	129	Other current liabilities	3,940
	Other non-current liabilities	-	Other non-current liabilities	24,832
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	66,639	Other current assets	10,395
	Other current liabilities	2,462	Other current liabilities	22,289
	Other non-current assets	36,684	Other non-current assets	32,356

Total		$174,803		$126,242

*
Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2012 and 2011:

	2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$74,458	Net product sales	$80,915	Other income, net	$(6,578	) (2)
Treasury rate lock agreements	$(35,255)	Interest Expense	$(1,265)
(1)
Net losses of $27,886 are expected to be reclassified from Accumulated OCI into income in the next 12 months.
(2)
The amount of net losses recognized in income represents $9,037 in losses related to the ineffective portion of the hedging relationships and $2,459 of gains related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	2011
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign exchange contracts	$21,236	Net product sales	$(33)	Other income, net	$(10,643	) (1)
(1)
The amount of net losses recognized in income represents $2,837 in losses related to the ineffective portion of the hedging relationships and $7,806 of losses related to amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2012 and 2011:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative
Instrument		2012	2011
Interest Rate Swaps	Interest expense	$7,819	$7,851

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the years ended December 31, 2012 and 2011:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income on Derivative
Instrument		2012	2011
Foreign exchange contracts	Other income, net	$23,790	$31,990
Treasury rate lock agreements	Other income, net	$3,718	$-
Interest rate swap agreements	Other income, net	$266	$-

The impact of gains and losses on foreign exchange contracts not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included in other income (expense), net for all periods presented.

6.     Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $1.160 billion and $738.7 million at December 31, 2012 and 2011, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at December 31, 2012 and 2011 were as follows:

December 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$902,047	$488	$(7)	$902,528
U.S. government-sponsored agency securities	303,470	318	(8)	303,780
U.S. government-sponsored agency MBS	387,222	1,592	(1,831)	386,983
Non-U.S. government, agency and Supranational securities	7,105	10	-	7,115
Corporate debt – global	208,476	915	(210)	209,181
Marketable equity securities	408	-	(112)	296

Total available-for-sale marketable securities	$1,808,728	$3,323	$(2,168)	$1,809,883

December 31, 2011	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$228,996	$58	$(38)	$229,016
U.S. government-sponsored agency securities	196,833	81	(69)	196,845
U.S. government-sponsored agency MBS	256,440	600	(1,901)	255,139
Non-U.S. government, agency and Supranational securities	2,666	19	-	2,685
Corporate debt – global	104,181	497	(233)	104,445
Marketable equity securities	407	153	-	560

Total available-for-sale marketable securities	$789,523	$1,408	$(2,241)	$788,690

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises. U.S. government-sponsored agency mortgage-backed securities, or MBS, include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association. Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States. Corporate debt – global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies. Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at December 31, 2012.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of all available-for-sale securities, which have been in an unrealized loss position for less than and longer than 12 months at December 31, 2012, was as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2012	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$49,830	$(7)	$-	$-	$49,830	$(7)
U.S. government-sponsored agency securities	23,920	(8)	-	-	23,920	(8)
U.S. government-sponsored agency MBS	201,497	(1,571)	8,984	(260)	210,481	(1,831)
Corporate debt – global	99,067	(210)	-	-	99,067	(210)
Marketable equity securities	407	(112)	-	-	407	(112)

Total	$374,721	$(1,908)	$8,984	$(260)	$383,705	$(2,168)

The Company believes that the decline in fair value of securities held at December 31, 2012 below their cost is temporary and intends to retain its investment in these securities for a sufficient period of time to allow for recovery in the market value of these investments.

Duration periods of available-for-sale debt securities at December 31, 2012 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$587,358	$587,170
Duration of one through three years	1,157,875	1,159,017
Duration of three through five years	63,087	63,400

Total	$1,808,320	$1,809,587

7.     Inventory

A summary of inventories by major category at December 31, 2012 and 2011 follows:

	2012	2011
Raw materials	$79,201	$50,533
Work in process	86,544	115,170
Finished goods	93,750	23,870

Total	$259,495	$189,573

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.     Property, Plant and Equipment

Property, plant and equipment at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Land	$36,693	$34,718
Buildings	228,348	141,188
Building and operating equipment	30,003	18,559
Leasehold improvements	78,133	56,511
Machinery and equipment	175,226	137,133
Furniture and fixtures	41,179	35,630
Computer equipment and software	239,487	205,426
Construction in progress	90,074	137,278

Subtotal	919,143	766,443
Less accumulated depreciation and amortization	340,781	260,401

Total	$578,362	$506,042

The balance of construction in progress at December 31, 2012 relates primarily to an expansion of our international headquarters in Boudry, Switzerland, expansion of our corporate headquarters in Summit, New Jersey and construction of our new research facilities in San Diego.

9.     Other Financial Information

Accrued expenses at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Rebates, distributor chargebacks and distributor services	$187,040	$201,348
Clinical trial costs and grants	183,315	132,167
Compensation	170,277	163,824
Common share repurchases	40,979	33,818
Interest	26,263	9,635
Royalties, license fees and milestones	19,370	20,924
Sales returns	13,270	8,974
Professional services	9,785	9,934
Rent	9,534	6,758
Other Taxes	8,334	7,212
Canadian pricing settlement	-	10,000
Other	107,557	97,113

Total	$775,724	$701,707

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other current liabilities at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Contingent value rights – Abraxis acquisition	$277,385	$-
Sales, use and value added tax	56,862	73,978
Foreign exchange contracts	33,341	23,638
Collaboration agreement	17,000	17,000
Contingent consideration – Avila acquisition	17,389	-
Other	29,319	23,808

Total	$431,296	$138,424

Other non-current liabilities at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Contingent consideration – Avila acquisition	$163,470	$-
Deferred compensation and long-term incentives	99,162	71,262
Deferred lease incentive	31,420	-
Contingent value rights – Abraxis acquisition	-	60,583
Contingent consideration – Gloucester acquisition	17,257	76,890
Manufacturing facility purchase	14,427	17,168
Foreign exchange contracts	-	24,832
Collaboration agreement	-	17,000
Other	29,810	5,781

Total	$355,546	$273,516

10.   Intangible Assets and Goodwill

Intangible Assets:    Our intangible assets consist of developed product rights obtained primarily from the Pharmion, Gloucester and Abraxis acquisitions, IPR&D product rights from the Gloucester and Avila acquisitions and technology obtained primarily from the Avila acquisition. Also included are contract-based licenses and other miscellaneous intangibles. The amortization periods related to non-IPR&D intangible assets range from one to 17 years. The following

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

December 31, 2012	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$3,400,417	$(814,507)	$2,585,910	13.0
Technology	333,333	(39,824)	293,509	7.0
Licenses	64,250	(9,945)	54,305	16.8
Other	43,434	(14,625)	28,809	8.5

	3,841,434	(878,901)	2,962,533	12.5
Non-amortized intangible assets:
Acquired IPR&D product rights	137,890	-	137,890

Total intangible assets	$3,979,324	$(878,901)	$3,100,423

December 31, 2011	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$2,186,000	$(666,142)	$1,519,858	11.9
Technology	2,534	(190)	2,344	10.0
Licenses	64,250	(6,108)	58,142	16.8
Other	40,600	(10,246)	30,354	8.8

	2,293,384	(682,686)	1,610,698	11.9
Non-amortized intangible assets:
Acquired IPR&D product rights	1,234,000	-	1,234,000

Total intangible assets	$3,527,384	$(682,686)	$2,844,698

The gross carrying value of intangible assets increased by $451.9 million in 2012 compared to 2011 primarily due to the acquisition of Avila, which resulted in a net increase of $460.0 million in the gross carrying value of intangible assets, after recognizing a $69.2 million impairment charge related to an adjustment to the probability weighted forecasted sales of CC-292 compared to estimates at date of acquisition. The gross carrying value of intangible assets also included a $42.4 million acquisition of intellectual property rights related to an approved product acquired from Deuteria Pharmaceuticals, Inc., or Deuteria, in 2012 and $53.3 million in impairment charges related to the IPR&D product right for ISTODAX® for PTCL in Europe following a negative opinion issued by the European Medicines Agency's Committee for Medicinal Products for Human Use, or CHMP, for the Marketing Authorization Application submitted for ISTODAX® for the treatment of PTCL.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired developed product rights increased by $1.214 billion primarily due to a $1.172 billion reclassification of acquired IPR&D product right assets related to ABRAXANE® following the 2012 FDA approval of ABRAXANE® for the first-line treatment of locally advanced or metastatic NSCLC in combination with carboplatin, in patients who are not candidates for curative surgery or radiation therapy. Technology increased by $330.8 million due to the acquisition of Avila and its Avilomics™ platform. The $2.8 million increase in other intangible assets resulted from certain third-party agreements entered into during 2012. Acquired IPR&D rights decreased by $1.096 billion primarily due to the $1.172 billion transfer to acquired developed product rights and $53.3 million of impairment charges related to the IPR&D product right for ISTODAX®. The decrease was partly offset by a net increase of $129.2 million resulting from the acquisition of Avila, which included the impact of a $69.2 million impairment charge related to an adjustment to the probability weighted forecasted sales of CC-292 compared to estimates at date of acquisition.

Amortization expense was $196.2 million, $290.3 million and $204.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense decreased in 2012 compared to 2011 primarily due to the 2011 inclusion of amortization related to Vidaza in the U.S., which became fully amortized during 2011, partly offset by amortization related to the Avila intangible assets acquired in 2012 and the initiation of amortization related to ABRAXANE® in late 2012 as noted above. Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2013 through 2017 is estimated to be in the range of approximately $255.0 million to $270.0 million annually.

Goodwill:    At December 31, 2012, our goodwill related to the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2011	$1,887,220
Acquisition of Avila (see Note 2)	156,306
Tax benefit on the exercise of Pharmion converted stock options	(753)

Balance at December 31, 2012	$2,042,773

11.   Debt

Senior Notes:    Summarized below are the carrying values of our senior notes at December 31, 2012 and 2011:

	2012	2011
2.450% senior notes due 2015	$520,113	$527,191
1.900% senior notes due 2017	500,652	-
3.950% senior notes due 2020	498,965	498,854
3.250% senior notes due 2022	1,002,057	-
5.700% senior notes due 2040	249,546	249,540

Total long-term debt	$2,771,333	$1,275,585

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2012, the fair value of our outstanding Senior Notes was $2.893 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

In August 2012, we issued an additional $1.500 billion principal amount of senior notes consisting of $500.0 million aggregate principal amount of 1.90% Senior Notes due 2017, or the 2017 notes, and $1.000 billion aggregate principal amount of 3.25% Senior Notes due 2022 (the "2022 notes" and, together with the 2017 notes, referred to herein as the "2012 issued notes"). The 2012 issued notes were issued at 99.786% and 99.949% of par, respectively, and the discount is being amortized as additional interest expense over the period from issuance through maturity. Offering costs of approximately $11.7 million have been recorded as debt issuance costs on our Consolidated Balance Sheets and are being amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Interest on the notes is payable semi-annually in arrears on February 15 and August 15 each year beginning February 15, 2013 and the principal on each note is due in full at their respective maturity dates. The notes may be redeemed at the option of the Company, in whole or in part, at any time at a redemption price defined in a make-whole clause equaling accrued and unpaid interest plus the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of interest and principal discounted to the date of redemption on a semi-annual basis plus 20 basis points in the case of the 2017 notes and 25 basis points in the case of the 2022 notes. If we experience a change of control accompanied by a downgrade of the debt to below investment grade, we will be required to offer to repurchase the notes at a purchase price equal to 101% of their principal amount plus accrued and unpaid interest. We are subject to covenants which limit our ability to pledge properties as security under borrowing arrangements and limit our ability to perform sale and leaseback transactions involving our property.

During the year ended December 31, 2012, we entered into or treasury rate locks in anticipation of issuing the fixed-rate notes that were issued in August 2012. Losses related to these treasury rate locks of $35.3 million have been recorded in OCI during the year ended December 31, 2012 and will be recognized as interest expense over the life of the 2017 notes and the 2022 notes.

At December 31, 2012, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts matched the amount of the hedged fixed-rate notes. Our swap contracts outstanding at December 31, 2012 consist of $100.0 million aggregate notional amount maturing in 2017, which effectively converts a portion of our $500.0 million, 1.90% fixed-rate notes due in 2017 to a floating rate and $200.0 million aggregate notional amount maturing in 2022, which effectively converts a portion of our $1.000 billion, 3.25% fixed-rate notes due in 2022 to a floating rate. In August 2011, we settled outstanding interest rate swap contracts we entered into with respect to our $500.0 million, 2.45% fixed-rate notes due in 2015 resulting in the receipt of $34.3 million. The proceeds from the settlements are being accounted for as a reduction of current and future interest expense associated with these notes.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commercial Paper:    The carrying value of Commercial Paper as of December 31, 2012 and 2011 was $308.5 million and $401.4 million, respectively, and approximated its fair value. The effective interest rate on the outstanding Commercial Paper balance at December 31, 2012 was 0.5%.

Senior Unsecured Credit Facility:    We maintain a senior unsecured revolving credit facility, or the Credit Facility, that provides revolving credit in the aggregate amount of $1.000 billion. Amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. As of December 31, 2012 and 2011, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants. We were in compliance with all financial debt covenants as of December 31, 2012.

Credit Facility:    In November 2011, we entered into an uncommitted facility, or the Facility, not exceeding an aggregate $125.0 million. As of December 31, 2011, $125.0 million was outstanding under the Facility and accounted for as short-term borrowings. The outstanding balance was repaid in January 2012 and the Facility was canceled.

12.   Stockholders' Equity

Preferred Stock:    Our Board of Directors is authorized to issue, at any time, without further stockholder approval, up to 5,000,000 shares of preferred stock, and to determine the price, rights, privileges, and preferences of such shares.

Common Stock:    At December 31, 2012, we were authorized to issue up to 575,000,000 shares of common stock of which shares of common stock issued totaled 498,427,951.

Treasury Stock:    Since April 2009, our Board of Directors has approved repurchases of up to an aggregate $6.500 billion of our common stock, including $2.500 billion approved by our Board of Directors during their June 2012 meeting. We repurchased $2.050 billion, $2.220 billion, and $183.1 million of treasury stock under the program in 2012, 2011 and 2010, respectively , excluding transaction fees. As of December 31, 2012 an aggregate 74,465,418 common shares were repurchased under the program at an average price of $62.62 per common share and total cost of $4.663 billion.

Certain employees exercised stock options containing a reload feature and, pursuant to our stock option plan, tendered mature shares of 14,865 in 2012, 81,281 in 2011 and 152,361 in 2010 related to stock option exercises. Such tendered shares are reflected as treasury stock. In addition, when employee awards of restricted stock units, or RSUs, vest and are settled net in order to fulfill tax withholding requirements, the shares withheld are reflected as treasury stock.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of changes in common stock issued and treasury stock is presented below:

	Common Stock	Common Stock in Treasury
December 31, 2009	467,629,433	(8,337,961)
Issuance of common stock for the Abraxis acquisition	10,660,196	-
Exercise of stock options, warrants and conversion of restricted stock units	3,874,724	-
Issuance of common stock for employee benefit plans	-	223,162
Treasury stock – mature shares tendered related to option exercises	-	(152,361)
Shares repurchased under share repurchase program	-	(3,508,876)

December 31, 2010	482,164,353	(11,776,036)
Exercise of stock options, warrants and conversion of restricted stock units	5,216,902	(64)
Issuance of common stock for employee benefit plans	-	236,460
Treasury stock – mature shares tendered related to option exercises	-	(81,281)
Shares repurchased under share repurchase program	-	(38,268,157)

December 31, 2011	487,381,255	(49,889,078)
Exercise of stock options, warrants and conversion of restricted stock units	10,762,962	(136,121)
Issuance of common stock for employee benefit plans	283,734	-
Treasury stock – mature shares tendered related to option exercises	-	(14,865)
Shares repurchased under share repurchase program	-	(28,636,033)

December 31, 2012	498,427,951	(78,676,097)

13.   Accumulated Other Comprehensive Income (Loss)

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2010	$(3,836)	$3,102	$(15,556)	$(57,477)	$(73,767)
Period change	(1,546)	(1,345)	24,219	(9,898)	11,430

Balance December 31, 2011	(5,382)	1,757	8,663	(67,375)	(62,337)
Period change	(4,739)	2,431	(24,759)	39,657	12,590

Balance December 31, 2012	$(10,121)	$4,188	$(16,096)	$(27,718)	$(49,747)

14.   Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan as amended and restated in 2009, and further amended in 2011 and 2012, or the Plan, which provides for the granting of options, restricted stock awards, stock appreciation rights, performance awards and other share-based awards to our employees and officers. The Management Compensation and Development Committee of the Board of Directors, or the Compensation Committee, may determine the type, amount and terms, including vesting, of any awards made under the Plan.

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

Shares of common stock available for future share-based grants under all plans were 19,524,592 at December 31, 2012.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Cost of goods sold	$12,413	$9,762	$6,776
Research and development	102,413	104,704	82,097
Selling, general and administrative	116,217	102,736	93,923

Total share-based compensation expense	231,043	217,202	182,796
Tax benefit related to share-based compensation expense	61,287	55,900	42,362

Reduction in income	$169,756	$161,302	$140,434

Included in share-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was compensation expense related to non-qualified stock options of $155.2 million, $154.4 million and $142.6 million, respectively. Share-based compensation cost included in inventory was $1.2 million and $2.0 million at December 31, 2012 and 2011, respectively. We do not recognize a deferred tax asset for excess tax benefits that have not been realized and have adopted the tax law method as its accounting policy regarding the ordering of tax benefits to determine whether an excess tax benefit has been realized.

Stock Options:    Cash received from stock option exercises for the years ended December 31, 2012, 2011 and 2010 was $476.2 million, $166.5 million and $86.9 million, respectively, and the excess tax benefit recognized was $49.3 million, $31.1 million and $36.1 million, respectively. As of December 31, 2012, there was $299.9 million of total unrecognized compensation cost related to stock options granted under the plans. That cost will be recognized over an expected remaining weighted-average period of 2.3 years.

The weighted-average grant date fair value of the stock options granted during the years ended December 31, 2012, 2011 and 2010 was $19.33 per share, $17.09 per share and $18.59 per share, respectively. We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.21% - 1.23%	0.21% - 2.20%	0.73% - 2.50%
Expected volatility	27% - 30%	27% - 33%	30% - 37%
Weighted average expected volatility	28%	29%	33%
Expected term (years)	1.3 - 5.17	1.8 - 5.2	2.7 - 5.1
Expected dividend yield	0%	0%	0%

The risk-free interest rate is based on the U.S. Treasury zero-coupon curve. Expected volatility of stock option awards is estimated based on the implied volatility of our publicly traded options with settlement dates of six months. The use of implied volatility was based upon the availability of actively traded options on our common stock and the assessment that implied volatility is more representative of future stock price trends than historical volatility. The expected term of an

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

employee share option is the period of time for which the option is expected to be outstanding. We made a determination of expected term by analyzing employees' historical exercise experience from its history of grants and exercises in our option database and management estimates. Forfeiture rates are estimated based on historical data.

The following table summarizes all stock option activity for the year ended December 31, 2012:

	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at December 31, 2011	44,526,748	$52.55	6.8	$684,389
Changes during the Year:
Granted	9,776,128	72.80
Exercised	(10,306,894)	46.93
Forfeited	(1,283,347)	60.48
Expired	(120,725)	53.62

Outstanding at December 31, 2012	42,591,910	$58.31	6.9	$860,305

Vested at December 31, 2012 or expected to vest in the future	41,681,582	$58.09	6.9	$850,811

Vested at December 31, 2012	20,253,954	$52.26	5.2	$530,796

The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $144.1 million, $162.8 million and $149.0 million, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $293.5 million, $147.9 million and $109.6 million, respectively. We primarily utilize newly issued shares to satisfy the exercise of stock options.

Stock options granted to executives at the vice-president level and above under the Plan, formerly the 1998 Stock Incentive Plan, after September 18, 2000, contained a reload feature which provided that if (1) the optionee exercises all or any portion of the stock option (a) at least six months prior to the expiration of the stock option, (b) while employed by the Company and (c) prior to the expiration date of the Plan and (2) the optionee pays the exercise price for the portion of the stock option exercised or the minimum statutory applicable withholding taxes by using common stock owned by the optionee for at least six months prior to the date of exercise, the optionee shall be granted a new stock option under the Plan on the date all or any portion of the stock option is exercised to purchase the number of shares of common stock equal to the number of shares of common stock exchanged by the optionee. The reload stock option is exercisable on the same terms and conditions as apply to the original stock option except that

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(x) the reload stock option will become exercisable in full on the day which is six months after the date the original stock option is exercised, (y) the exercise price shall be the fair value (as defined in the Plan) of the common stock on the date the reload stock option is granted and (z) the expiration of the reload stock option will be the date of expiration of the original stock option. As of December 31, 2012, 65,144 options that contain the reload features noted above are still outstanding and are included in the tables above. The Plan was amended to eliminate the reload feature for all stock options granted on or after October 1, 2004.

Restricted Stock Units:    We issue restricted stock units, or RSUs, under our equity program in order to provide an effective incentive award with a strong retention component. Equity awards may, at the option of employee participants, be divided between stock options and RSUs. The employee may choose between alternate Company defined mixes of stock options and RSUs, with the number of RSUs to be granted based on a three-to-one ratio of stock options to RSUs. Information regarding the Company's RSUs for the years ended December 31, 2012 and 2011 is as follows:

Nonvested RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	3,019,943	$57.23
Changes during the period:
Granted	2,092,994	73.77
Vested	(435,871)	41.98
Forfeited	(214,104)	62.95

Nonvested at December 31, 2012	4,462,962	$66.20

As of December 31, 2012, there was $176.5 million of total unrecognized compensation cost related to non-vested awards of RSUs. That cost is expected to be recognized over a weighted-average period of 1.7 years. The Company primarily utilizes newly issued shares to satisfy the vesting of RSUs.

Performance-Based Restricted Stock Units:    The Company's performance-based restricted stock units vest contingent upon the achievement of pre-determined performance-based milestones

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

typically related to product development. The following table summarizes the Company's performance-based restricted stock unit activity for the year ended December 31, 2012:

Nonvested Performance-Based RSUs	Share Equivalent	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	28,500	$60.81
Changes during the period:
Granted	-	-
Vested	-	-
Forfeited	(3,000)	60.88

Non-vested at December 31, 2012	25,500	$60.80

As of December 31, 2012, there was $0.7 million of total unrecognized compensation cost related to non-vested awards of performance-based RSUs that is expected to be recognized over a period of 1.0 years.

15.   Employee Benefit Plans

We sponsor an employee savings and retirement plan, which qualifies under Section 401(k) of the Internal Revenue Code, as amended, or the Code, for its U.S. employees. Our contributions to the U.S. savings plan are discretionary and have historically been made in the form of our common stock (See Note 12). Such contributions are based on specified percentages of employee contributions up to 6% of eligible compensation or a maximum permitted by law. Total expense for contributions to the U.S. savings plans were $19.3 million, $20.7 million and $14.4 million in 2012, 2011 and 2010, respectively. We also sponsor defined contribution plans in certain foreign locations.

Participation in these plans is subject to the local laws that are in effect for each country and may include statutorily imposed minimum contributions. The Company also maintains defined benefit plans in certain foreign locations for which the obligations and the net periodic pension costs were determined to be immaterial at December 31, 2012.

In 2000, the Company's Board of Directors approved a deferred compensation plan. The plan was frozen effective as of December 31, 2004, and no additional contributions or deferrals can be made to that plan. Accrued benefits under the frozen plan will continue to be governed by the terms under the tax laws in effect prior to the enactment of Section 409A. In February 2005, the Company's Board of Directors adopted the Celgene Corporation 2005 Deferred Compensation Plan, effective as of January 1, 2005, and amended the plan in February 2008. This plan operates as the Company's ongoing deferred compensation plan and is intended to comply with the American Jobs Creation Act of 2004, Section 409A. Eligible participants, which include certain top-level executives of the Company as specified by the plan, can elect to defer up to an amended 90% of the participant's base salary, 100% of cash bonuses and equity compensation allowed

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

under Section 409A of the Code. Company contributions to the deferred compensation plan represent a match to certain participants' deferrals up to a specified percentage, which currently ranges from 10% to 20%, depending on the employee's position as specified in the plan, of the participant's base salary. The Company recorded expense of $0.6 million, $0.7 million and $0.5 million related to the deferred compensation plans in 2012, 2011 and 2010, respectively. The Company's recurring matches are fully vested, upon contribution. All other Company contributions to the plan do not vest until the specified requirements are met. At December 31, 2012 and 2011, the Company had a deferred compensation liability included in other non-current liabilities in the Consolidated Balance Sheets of approximately $59.8 million and $50.8 million, respectively, which included the participant's elected deferral of salaries and bonuses, the Company's matching contribution and earnings on deferred amounts as of that date. The plan provides various alternatives for the measurement of earnings on the amounts participants defer under the plan. The measuring alternatives are based on returns of a variety of funds that offer plan participants the option to spread their risk across a diverse group of investments.

In 2003, the Company established a Long-Term Incentive Plan, or LTIP, designed to provide key officers and executives with performance-based incentive opportunities contingent upon achievement of pre-established corporate performance objectives covering a three-year period. We currently have three separate three-year performance cycles running concurrently ending December 31, 2013, 2014 and 2015. Performance measures for the performance cycle ending in 2013 are based on the following components in the last year of the three-year cycle: 25% on non-GAAP earnings per share; 25% on non-GAAP net income; and 50% on total non-GAAP revenue, as defined. The performance cycles ending in 2014 and 2015 are based on the following components: 37.5% on non-GAAP earnings per share; 37.5% on total non-GAAP revenue, as defined; and 25% on relative total shareholder return, which is a measurement of our stock price performance during the year compared with a group of other companies in the biopharmaceutical industry.

Payouts may be in the range of 0% to 200% of the participant's salary for the LTIPs. The estimated payout for the concluded 2012 Plan is $8.8 million, which is included in accrued expenses at December 31, 2012, and the maximum potential payout, assuming maximum objectives are achieved for the 2013, 2014 and 2015 Plans are $18.4 million, $19.6 million and $22.6 million, respectively. Such awards are payable in cash or common stock or a mixture of cash and common stock, which will be determined by the Compensation Committee at the time of award delivery. For awards payable in common stock, the number of shares is determined using the average closing price for the 30 trading days prior to the beginning of the cycle. Payments made in common stock are restricted from trading for a period of three years. We accrue the long-term incentive liability over each three-year cycle. Prior to the end of a three-year cycle, the accrual is based on an estimate of our level of achievement during the cycle. Upon a change in control, participants will be entitled to an immediate payment equal to their target award or, if higher, an award based on actual performance through the date of the change in control. For the years ended December 31, 2012, 2011 and 2010, we recognized expense related to the LTIP of $10.1 million, $12.0 million and $8.1 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.   Income Taxes

The income tax provision is based on income before income taxes as follows:

	2012	2011	2010
U.S.	$279,562	$416,841	$233,635
Non-U.S.	1,401,929	1,002,681	778,975

Income before income taxes	$1,681,491	$1,419,522	$1,012,610

For the years ended December 31, 2012, 2011, and 2010, U.S. income before income taxes reflects charges related to share-based compensation, up-front collaboration payments, and acquisitions. These charges were less significant outside the U.S.

The provision (benefit) for taxes on income is as follows:

	2012	2011	2010
United States:
Taxes currently payable:
Federal	$101,505	$100,834	$184,730
State and local	(31,803)	33,227	9,926
Deferred income taxes	107,345	(67,166)	(99,581)

Total U.S. tax provision	177,047	66,895	95,075

International:
Taxes currently payable	55,411	53,827	41,685
Deferred income taxes	(7,147)	(18,656)	(4,342)

Total international tax provision	48,264	35,171	37,343

Total provision	$225,311	$102,066	$132,418

Amounts are reflected in the preceding tables based on the location of the taxing authorities. We do not provide for U.S. federal or state income taxes on unremitted earnings of our international subsidiaries that are indefinitely invested outside the United States. As of December 31, 2012, we have not made a U.S. tax provision on $4.300 billion of unremitted earnings of our international subsidiaries. As these earnings are expected to be reinvested overseas indefinitely, it is not practicable to compute the estimated deferred tax liability on these earnings.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect on these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) or deferred tax liabilities (generally items for which we received a tax deduction but that have not yet been recorded in the Consolidated Statements of Income). We periodically evaluate the likelihood of the realization of deferred tax assets, and reduce the carrying amount of these deferred tax assets by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes, tax planning strategies and other relevant factors. Significant judgment is required in making this assessment. At December 31, 2012 and 2011, it was more likely than not that we would realize our deferred tax assets, net of valuation allowances. The principal valuation allowance relates to Swiss deferred tax assets.

During 2012, we concluded that approximately $900.0 million of our foreign earnings may not be required for use in offshore operations and may be available for use in the United States. These earnings are no longer treated as permanently reinvested, and accordingly, we recorded a deferred tax liability of $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated. In drawing this conclusion, we considered our future sources of funds as well as our global operating and strategic liquidity needs, including common share repurchase activities and expansion of our commercial, research, manufacturing and administrative infrastructure worldwide.

At December 31, 2012 and 2011 the tax effects of temporary differences that give rise to deferred tax assets and liabilities were as follows:

	2012		2011
	Assets	Liabilities	Assets	Liabilities
Federal and state NOL carryforwards	$12,630	$-	$38,539	$-
Deferred revenue	2,313	-	20,423	-
Capitalized research expenses	37,114	-	25,793	-
Tax credit carryforwards	4,111	-	6,811	-
Non-qualified stock options	164,416	-	132,617	-
Plant and equipment, primarily differences in depreciation	-	(13,590)	-	(18,245)
Inventory	6,271	-	9,744	-
Other assets	26,749	(9,260)	60,892	(9,394)
Intangibles	187,190	(1,069,227)	222,395	(1,175,765)
Accrued and other expenses	116,068	-	93,503	-
Unremitted earnings	-	(316,545)	-	-
Unrealized (gains) losses on securities	17,319	-	1,576	-

Subtotal	574,181	(1,408,622)	612,293	(1,203,404)
Valuation allowance	(41,709)	-	(33,764)	-

Total deferred taxes	$532,472	$(1,408,622)	$578,529	$(1,203,404)
Net deferred tax asset (liability)		$(876,150)		$(624,875)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2012 and 2011, deferred tax assets and liabilities were classified on the Company's balance sheet as follows:

	2012	2011
Current assets	$93,168	$116,751
Other assets (non-current)	49,100	33,396
Current liabilities	(52)	-
Other non-current liabilities	(1,018,366)	(775,022)

Net deferred tax asset (liability)	$(876,150)	$(624,875)

Reconciliation of the U.S. statutory income tax rate to the Company's effective tax rate is as follows:

Percentages	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
Foreign tax rate differences	(28.0)	(21.1)	(21.8)
Unremitted earnings	18.8	-	-
State taxes, net of federal benefit	1.1	0.7	-
Change in valuation allowance	0.4	-	(1.9)
Acquisition related differences	3.8	(3.5)	1.2
Resolution of certain tax positions	(19.3)	(2.5)	(1.2)
Other	1.6	(1.4)	1.8

Effective income tax rate	13.4%	7.2%	13.1%

We have operations in many foreign tax jurisdictions, which impose income taxes at different rates than the U.S. The impact of these rate differences is included in the foreign tax rate differences that we disclose in our reconciliation of the U.S. statutory income tax rate to our effective tax rate. The benefit related to foreign tax rate differences primarily results from our commercial operations in Switzerland, which include significant research and development and manufacturing for worldwide markets. We operate under an income tax holiday in Switzerland through 2015 that exempts us from Swiss income taxes on most of our operations in Switzerland. The impact of the Swiss tax holiday is reflected in our effective tax rate. The difference between the maximum statutory Swiss income tax rate (approximately 21% in 2012, and 22% in 2011 and 2010) and our Swiss income tax rate under the tax holiday resulted in a reduction in the 2012, 2011 and 2010 effective tax rates of 26.6, 20.2 and 15.8 percentage points, respectively. The increase in benefits reflected in the foreign tax rate differences from 2010 to 2012 results from growth in our Non-US operations and an increase in the proportion of consolidated income before income taxes from Non-U.S. operations.

At December 31, 2012, we had federal net operating loss, or NOL, carryforwards of $3.5 million and combined state NOL carryforwards of approximately $380.8 million that will expire in the years 2013 through 2032. We also have research and experimentation credit carryforwards of

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

approximately $13.9 million that will expire in the years 2017 through 2030. Excess tax benefits related to stock option deductions incurred after December 31, 2005 are required to be recognized in the period in which the tax deduction is realized through a reduction of income taxes payable. As a result, we have not recorded deferred tax assets for certain stock option deductions included in our state NOL carryforwards and research and experimentation credit carryforwards. At December 31, 2012, deferred tax assets have not been recorded on state NOL carryforwards of approximately $137.8 million and for research and experimentation credits of approximately $8.8 million. These stock option tax benefits will be recorded as an increase in additional paid-in capital when realized.

We realized stock option deduction benefits in 2012, 2011 and 2010 for income tax purposes and have increased additional paid-in capital in the amount of approximately $55.8 million, $25.1 million and $32.5 million, respectively. We have recorded deferred income taxes as a component of accumulated other comprehensive income resulting in a deferred income tax asset at December 31, 2012 of $17.3 million and a deferred income tax asset at December 31, 2011 of $1.6 million.

Our tax returns are under routine examination in many taxing jurisdictions. The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed. During 2012, we settled an examination with the U.S. Internal Revenue Service, or the IRS, for the years ended December 31, 2006, 2007 and 2008. Our U.S. federal income tax returns have now been audited by the IRS through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009, 2010, and 2011 are currently under examination by the IRS. We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.

We regularly reevaluate our tax positions and the associated interest and penalties, if applicable, resulting from audits of federal, state and foreign income tax filings, as well as changes in tax law (including regulations, administrative pronouncements, judicial precedents, etc.) that would reduce the technical merits of the position to below more likely than not. We believe that our accruals for tax liabilities are adequate for all open years. Many factors are considered in making these evaluations, including past history, recent interpretations of tax law and the specifics of each matter. Because tax regulations are subject to interpretation and tax litigation is inherently uncertain, these evaluations can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions. We apply a variety of methodologies in making these estimates and assumptions, which include studies performed by independent economists, advice from industry and subject experts, evaluation of public actions taken by the IRS and other taxing authorities, as well as our industry experience. These evaluations are based on estimates and assumptions that have been deemed reasonable by management. However, if management's estimates are not representative of actual outcomes, our results of operations could be materially impacted.

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

	2012	2011
Balance at beginning of year	$596,811	$540,340
Increases related to prior year tax positions	-	1,623
Decreases related to prior year tax positions	-	(9,115)
Increases related to current year tax positions	38,068	91,171
Settlements	(450,595)	-
Lapse of statute	(9,571)	(27,208)

Balance at end of year	$174,713	$596,811

These unrecognized tax benefits relate primarily to issues common among multinational corporations. If recognized, unrecognized tax benefits of approximately $157.9 million would have a net impact on the effective tax rate. We account for interest and penalties related to uncertain tax positions as part of our provision for income taxes. Accrued interest at December 31, 2012 and 2011 is approximately $18.0 million and $53.2 million, respectively.

During 2012, we settled examinations with various taxing authorities related to tax positions taken in prior years. The settlements resulted in a decrease in our gross unrecognized tax benefits of $450.6 million, exclusive of interest, and a reduction to income tax expense of $318.6 million. The decrease in unrecognized tax benefits and the reduction to income tax expense reflect the impact of the settlements on tax returns filed in various taxing jurisdictions for the years examined as well as certain adjustments to unrecognized tax benefits for years subsequent to the examination period. We have also recorded changes in the liability for unrecognized tax benefits for prior years related to ongoing income tax audits in various taxing jurisdictions.

The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period. Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a decrease in our unrecognized tax benefits. Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.   Collaboration Agreements

We have entered into a variety of alliances in the ordinary course of our business. Although we do not consider any individual alliance to be material, the following is a brief description of certain of the more notable alliances:

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

When generic versions of long-acting methylphenidate hydrochloride and dexmethylphenidate hydrochloride enter the market, we expect Novartis' sales of RITALIN LA® and FOCALIN XR® products to decrease and therefore its royalties under this agreement to also decrease. In January 2012, Actavis Group announced the launch of a generic version of RITALIN LA®.

Array BioPharma Inc.:    We have a research collaboration agreement with Array BioPharma Inc., or Array, focused on the discovery, development and commercialization of novel therapeutics in cancer and inflammation. As part of this agreement, we made payments to date in the aggregate amount of $59.0 million, which were recorded as research and development expense, in return for an option to purchase exclusive worldwide rights for compounds developed against up to two research targets defined in the agreement. Array will be responsible for all discovery and clinical development through phase I or phase IIa for each compound. Potential milestone payments for each compound of approximately $200.0 million (most of which are payable subsequent to exercise of the relevant option) if certain discovery, development and regulatory milestones are

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

achieved, and $300.0 million if certain commercial milestones are achieved, as well as royalties on net sales.

During 2012 we exercised our option to extend the term of the agreement for an additional year. Our option will now terminate upon the earlier of (i) a termination of the agreement by its terms, (ii) the date we have exercised our options for compounds developed against two of the four research targets identified, or (iii) September 21, 2013. We may unilaterally extend the option term for an additional one-year term until September 21, 2014. During 2012, we made a $3.0 million payment to Array in order to extend the research activities on one of the compounds.

If we exercise the options for each compound, upon the expiration of the research collaboration agreement under certain circumstances, Array will grant us a fully paid-up, royalty-free license to use certain intellectual property of Array to market and sell the compounds and products developed under the agreement.

Acceleron Pharma:    We entered into a worldwide strategic collaboration agreement with Acceleron for the joint development and commercialization of sotatercept, or ACE-011, currently being studied for treatment of renal anemia. The collaboration agreement, as amended, combines both companies' resources and commitment to developing products for the treatment of cancer and cancer-related bone loss, and expands the joint development, manufacturing and commercialization of Acceleron's products to include anemia exclusivity. Under the terms of the ACE-011 agreement, we and Acceleron will jointly develop, manufacture and commercialize Acceleron's products for the treatment of bone loss. We made a payment to Acceleron in February 2008 of $50.0 million, which included a $5.0 million equity investment in Acceleron Series C-1 Convertible Preferred Stock, with the remainder recorded as research and development expense. In December 2011, we made a $25.0 million equity investment in Acceleron Series F Convertible Preferred Stock. In the event of an initial public offering of Acceleron, we will purchase a minimum of $7.0 million of Acceleron common stock. We have agreed to pay all development costs related to ACE-011 incurred after January 1, 2013.

Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $367.0 million for the ACE-011 program and up to an additional $348.0 million for each of three specific discovery stage programs. The parties also agreed to co-promote the products under the ACE-011 agreement in North America. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound. We made a $7.0 million development milestone payment to Acceleron in April 2011 for the initiation of enrollment into a phase II study for chemotherapy-induced anemia.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the ACE-536 agreement, we made a payment to Acceleron in the amount of $25.0 million. We have also agreed to pay all development costs incurred after January 1, 2013. Acceleron is eligible to receive development, regulatory approval and sales-based milestones of up to $217.5 million for the ACE-536 program and up to an additional $170.8 million for the first discovery stage program, $148.8 million for the second discovery stage program and $125.4 million for each additional discovery stage program thereafter. In October 2011, we made a $7.5 million milestone payment for the initiation of a phase I clinical study of ACE-536. A $10.0 million milestone payment will be made for the January 2013 initiation of a phase II clinical study to evaluate ACE-536 for the treatment of anemia in patients with myelodysplastic syndromes. Acceleron will receive tiered royalties on worldwide net sales upon the commercialization of a development compound.

The agreements for ACE-011 and ACE-536 may be terminated by us, at our sole discretion, at any time for the ACE-011 agreement, and, with respect to the ACE-536 agreement, after completion of the initial phase II clinical trials, or by either party, among other things, upon a material breach by the other party.

GlobeImmune, Inc.:    We entered into a collaboration and option agreement with GlobeImmune Inc., or GlobeImmune, as amended, focused on the discovery, development and commercialization of novel therapeutics in cancer. As part of this agreement, we made a payment in May 2009 of $30.0 million, which was recorded as research and development expense, in return for the option to license certain compounds and products based on the GI-4000, GI-6200, GI-3000 and GI-6300 oncology drug candidate programs, as well as oncology compounds and products resulting from future programs controlled by GlobeImmune. If the option is exercised, GlobeImmune will be entitled to receive potential milestone payments of approximately $230.0 million for the GI-4000 program, $145.0 million for each of the GI-6200 and GI-3000 programs and $161.0 million for each of the GI-6300 program and each additional future program if certain development, regulatory and sales-based milestones are achieved. GlobeImmune will also receive tiered royalties on worldwide net sales.

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

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Epizyme:    In April 2012, we entered into a collaboration and license agreement with Epizyme, Inc., or Epizyme, to discover, develop and commercialize novel therapeutic compounds by inhibiting histone methyltransferases, or HMTs, an important epigenetic target class.

Under the terms of the agreement, we made an upfront payment of $65.0 million to Epizyme and also made a $25.0 million equity investment in Epizyme Series C Preferred Stock. If the option is exercised, Epizyme could receive up to $165.0 million in milestone payments associated with each Epizyme compound developed to inhibit each distinct HMT target under the collaboration plus royalties on sales. Under this agreement, we have the exclusive option to license rights to HMT targets outside the United States and each Epizyme compound associated with such target during the option term. Epizyme will have the sole responsibility to develop and commercialize compounds in the United States.

The option term expires on either July 9, 2015, or July 9, 2016 if we unilaterally extend the option term for a fourth year and pay an option extension fee. Further, if an HMT target or targets are selected then the agreement will expire upon the expiration of all applicable royalty terms under the agreement with respect to all licensed Epizyme compounds. Upon the expiration of the agreement, we will have a fully paid-up, royalty-free license to use Epizyme intellectual property to manufacture, market, use and sell such licensed Epizyme compounds developed under the agreement outside the United States.

Other Collaboration Arrangements in 2012:    In addition to the collaboration arrangements described above, we entered into a number of collaborative arrangements during 2012 that resulted in $34.5 million of assets for investments in equity or other assets and research and development expenses of $113.5 million. These additional arrangements entered into during 2012 include the potential for future milestone payments of up to an aggregate $1.420 billion related to the attainment of specified development and regulatory approval milestones over a period of several years. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

discontinuance of the programs. We do not consider these collaboration arrangements to be significant.

18.   Commitments and Contingencies

Leases:    The Company leases offices and research facilities under various operating lease agreements in the United States and international markets. At December 31, 2012, the non-cancelable lease terms for the operating leases expire at various dates between 2013 and 2023 and include renewal options. In general, the Company is also required to reimburse the lessors for real estate taxes, insurance, utilities, maintenance and other operating costs associated with the leases.

Future minimum lease payments under non-cancelable operating leases as of December 31, 2012 are:

Operating Leases
2013	$50,532
2014	51,315
2015	44,400
2016	36,515
2017	30,248
Thereafter	67,950

Total minimum lease payments	$280,960

Total rental expense under operating leases was approximately $41.9 million in 2012, $48.1 million in 2011 and $36.4 million in 2010.

Lines of Credit:    The Company maintains lines of credit with several banks to support its hedging programs and to facilitate the issuance of bank letters of credit and guarantees on behalf of its subsidiaries. Lines of credit supporting the Company's hedging programs as of December 31, 2012 allowed the Company to enter into derivative contracts with settlement dates through 2015. As of December 31, 2012, the Company has entered into derivative contracts with net notional amounts totaling $3.400 billion. Lines of credit facilitating the issuance of bank letters of credit and guarantees as of December 31, 2012 allowed the Company to have letters of credit and guarantees issued on behalf of its subsidiaries totaling $59.4 million.

Other Commitments:    The Company's obligations related to product supply contracts totaled $64.1 million at December 31, 2012. The Company also owns an interest in three limited partnership investment funds and has committed to invest an additional $5.4 million, which is callable any time within a ten-year period from the date of original investment.

In addition, under an agreement with the Institute for Advanced Health, later renamed The Chan Soon-Shiong Institute for Advanced Health, or the CSS Institute, we are committed to

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

make certain payments, including future contingent matching contributions and an additional milestone-based contingent contribution. The CSS Institute is a non-profit organization dedicated to research and technology development in personalized molecular medicine of which Dr. Patrick Soon-Shiong is the Chairman and Chief Executive Officer. Under the terms of the agreement, we made an initial contribution during 2011 with a value of $41.0 million. The agreement provides for two additional contributions of $25.0 million to be made by us based on like amounts of other third-party contributions being received by the CSS Institute and a $25.0 million milestone-based contribution contingent upon the CSS Institute achieving specified results related to the collection of DNA data and genomic sequences and the initiation of research and development alliances to be achieved before December 31, 2015. During 2012, we terminated an associated agreement with aggregate remaining payments of up to $150 million, resulting in the forfeiture of our previous rights under the agreement with the CSS Institute. In the event that payment of these contributions becomes probable, they will be recorded as selling general and administrative expense. No additional contributions have been made as of December 31, 2012.

Collaboration Arrangements:    We have entered into certain research and development collaboration agreements, as identified in Note 17, with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets. Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded for these future potential payments in our accompanying Consolidated Balance Sheets at December 31, 2012 and 2011.

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

Legal Proceedings:

We and certain of our subsidiaries are involved in various patent, trademark, commercial and other claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of business. Like many companies in our industry, we have from time to time received inquiries and subpoenas and other types of information requests from government authorities, and we have been subject to claims and other actions related to our business activities. While the ultimate outcome of investigations and legal proceedings are difficult to predict, adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, product recalls, incurrence of costs and payment of

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

significant penalties, which may have a material adverse effect on our results of operations, cash flows or financial condition.

Pending patent proceedings include challenges to the scope, validity or enforceability of our patents relating to certain of our products or processes. Although we believe we have substantial defenses to these challenges with respect to all our material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these cases could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that product and could materially affect future results of operations.

Among the principal matters pending to which we are a party are the following:

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

In the first quarter of 2011, the United States Attorney's Office for the Central District of California informed us that they are investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®. In the third quarter of 2012, we learned that two other United States Attorneys' offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General are conducting related investigations. We are cooperating with these investigations.

REVLIMID®:    We have publicly announced that we received a Notice Letter dated August 30, 2010, sent from Natco Pharma Limited of India ("Natco") notifying us of Natco's Abbreviated New Drug Application, or ANDA, which contains Paragraph IV certifications against certain of Celgene's patents that are listed in the U.S. Federal Drug Administration's, or FDA, Approved Drug Products With Therapeutic Equivalence Evaluations (the "Orange Book") for REVLIMID® (lenalidomide). Under the Hatch-Waxman Act of 1984, a generic manufacturer may file an ANDA containing a certification (a "Paragraph IV certification") challenging the validity or infringement of a patent listed in the Orange Book. Natco's Notice letter alleges, among other things, that certain claims of United States Patent Nos. 5,635,517 (the "'517 patent"), 6,045,501 (the "'501 patent"), 6,315,720 (the "'720 patent"), 6,555,554 (the "'554 patent"), 6,561,976 (the "'976 patent"), 6,561,977 (the "'977 patent"), 6,755,784 (the "'784 patent"), 7,119,106 (the "'106 patent") and 7,465,800 (the "800 patent") are invalid, unenforceable, and/or not infringed. Natco's Notice Letter was sent in connection with its filing of an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg REVLIMID® capsules.

On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to the '517 patent, the '501

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

patent, United States Patent No. 6,281,230 (the "'230 patent"), the '720 patent, the '554 patent, the '976 patent, the '977 patent, the '784 patent, the '106 patent and the '800 patent.

Natco responded to our infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims. Natco has alleged (through Affirmative Defenses and Counterclaims) that the patents are invalid, unenforceable, and/or not infringed by Natco's proposed generic products. After filing the infringement action, we learned the identity of Natco's U.S. partner, Arrow International Limited ("Arrow"), and filed an amended complaint on January 7, 2011, adding Arrow as a defendant. On March 25, 2011, We filed a second amended complaint naming Natco, Arrow and Watson Laboratories, Inc. (a wholly-owned subsidiary of Actavis, Inc. (formerly known as Watson Pharmaceuticals, Inc.), which is Arrow's parent) as defendants. Those three entities remain the current defendants in that action.

On June 12, 2012, we received a Second Notice Letter from Natco, notifying us of Natco's submission in its ANDA of new, additional Paragraph IV certifications against the '517 patent, the '230 patent and United States Patent Nos. 7,189,740 (the "'740 patent"), 7,855,217 (the "'217 patent") and 7,968,569 (the "'569 patent"). On July 20, 2012, we filed a new infringement action in the United States District Court of New Jersey against Natco, Arrow, Watson Laboratories, Inc. and Actavis, Inc. in response to the Second Notice Letter with respect to the '517 patent, the '230 patent, the '740 patent, and the '569 patent, as well as two non-Orange Book listed patents, United States Patent Nos. 7,977,357 (the "'357 patent") and 8,193,219 (the "'219 patent"). Natco filed its Answer and Counterclaims on September 28, 2012. Natco's counterclaims in the second action are similar to its counterclaims in the first action. In the second action, Natco added counterclaims against United States Patent No. 8,204,763 (the "'763 patent"), which Celgene has not asserted against Natco. Celgene has moved to dismiss those counterclaims related to the '763 patent for lack of subject matter jurisdiction.

A revised Scheduling Order was entered by the Court on November 9, 2012, setting the close for fact discovery on August 14, 2013. A Markman hearing is currently expected to be fully briefed by the end of July 2013. Dates for a Markman hearing and trial have yet to be set.

We believe that Natco's defenses and counterclaims are unlikely to be sustained and we intend to vigorously defend our patent rights. We believe it unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuits, and that all of the patent claims will be deemed to be invalid, unenforceable and/or not infringed. Accordingly, the ultimate outcome is not expected to have a material adverse effect on our financial condition or results of operations.

However, if Natco is successful in challenging our patents, and the FDA were to approve Natco's ANDA with a comprehensive education and risk management program for a generic version of lenalidomide and a generic product were to be introduced, sales of REVLIMID® could be significantly reduced in the United States, which would have a material adverse effect on our results of operations, cash flows and financial condition.

ABRAXANE®:    On December 14, 2011, Cephalon, Inc. and Acusphere, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging, among

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

other things, that the making, using, selling, offering to sell, and importing of ABRAXANE® brand drug infringes claims of United States Patent No. RE40,493. Plaintiffs are seeking damages and injunctive relief. We intend to vigorously defend against this infringement suit. If the suit against us is successful, we may have to pay damages, ongoing royalties and may have to license rights from plaintiffs. However, we believe that (a) it is unlikely that the plaintiffs in this matter will prevail and (b) the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

VIDAZA®:    On September 28, 2012, we were named as a defendant in a complaint filed by Ivax LLC (formerly Ivax Corporation) in the United States District Court for the Southern District of Florida. Ivax LLC alleges that we have infringed the claims of United States Patent No. 7,759,481 by making, using, and selling VIDAZA® brand drug in the United States. We filed an answer to this complaint on October 19, 2012. We filed a motion for judgment on the pleadings on November 15, 2012, to which Ivax LLC filed an opposition on December 7, 2012. We intend to vigorously defend against this infringement suit. If the suit against us is successful, we may have to pay damages, ongoing royalties or license rights from the plaintiff. However, we believe (a) that it is unlikely that the plaintiff in this matter will prevail and (b) that the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

19.   Geographic and Product Information

Operations by Geographic Area:    Revenues primarily consisted of sales of REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID®, and ISTODAX®. Additional sources of revenue included a licensing agreement with Novartis, which entitles us to royalties on FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Cellular Therapeutics subsidiary and other miscellaneous licensing agreements.

Revenues	2012	2011	2010
United States	$3,169,132	$2,860,935	$2,188,562
Europe	1,911,055	1,571,088	1,266,791
All other	426,526	410,047	170,392

Total revenues	$5,506,713	$4,842,070	$3,625,745

Long-Lived Assets (1)	2012	2011
United States	$343,330	$299,561
Europe	221,458	197,204
All other	13,574	9,277

Total long lived assets	$578,362	$506,042

(1)
Long-lived assets consist of net property, plant and equipment.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenues by Product:    Total revenues from external customers by product for the years ended December 31, 2012, 2011 and 2010 were as follows:

	2012	2011	2010
REVLIMID®	$3,766,640	$3,208,153	$2,469,183
VIDAZA®	823,191	705,327	534,302
ABRAXANE®	426,675	385,905	71,429
THALOMID®	302,136	339,067	389,605
ISTODAX®	50,001	30,921	15,781
Other	16,956	30,317	28,138

Total net product sales	5,385,599	4,699,690	3,508,438
Collaborative agreements and other revenue	10,711	19,500	10,540
Royalty revenue	110,403	122,880	106,767

Total revenue	$5,506,713	$4,842,070	$3,625,745

Major Customers:    We sell our products primarily through wholesale distributors and specialty pharmacies in the United States, which account for a large portion of our total revenues. International sales are primarily made directly to hospitals, clinics and retail chains, many of which are government owned. In 2012, 2011 and 2010, only Amerisource Bergen accounted for more than 10% of our total revenue in at least one of those years and is summarized below. The percentage of amounts due from this customer compared to total net accounts receivable is also summarized below as of December 31, 2012 and 2011.

	Percent of Total Revenue			Percent of Net Accounts Receivable
Customer	2012	2011	2010	2012	2011
Amerisource Bergen Corp.	11.5%	12.6%	9.8%	9.6%	3.9%

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.   Quarterly Results of Operations (Unaudited)

2012	1Q	2Q	3Q	4Q	Year
Total revenue	$1,273,288	$1,366,764	$1,419,251	$1,447,410	$5,506,713
Gross profit (1)	1,172,979	1,264,738	1,313,391	1,335,367	5,086,475
Income tax provision	72,465	73,311	52,347	27,188	225,311
Net income attributable to Celgene	401,537	367,373	424,155	263,115	1,456,180
Net income per share: (2)
Basic	$0.92	$0.84	$0.99	$0.62	$3.38
Diluted	$0.90	$0.82	$0.97	$0.61	$3.30
Weighted average shares (in thousands)
Basic	438,349	436,703	427,209	421,592	430,927
Diluted	448,598	445,379	436,272	432,310	440,796

2011	1Q	2Q	3Q	4Q	Year
Total revenue	$1,125,281	$1,183,155	$1,249,737	$1,283,897	$4,842,070
Gross profit (1)	956,341	1,027,885	1,124,473	1,165,132	4,273,831
Income tax (benefit) provision	31,722	39,203	39,657	(8,516)	102,066
Net income attributable to Celgene	255,590	279,398	372,984	410,178	1,318,150
Net income per share attributable to Celgene: (2)
Basic	$0.55	$0.60	$0.83	$0.93	$2.89
Diluted	$0.54	$0.59	$0.81	$0.91	$2.85
Weighted average shares (in thousands)
Basic	465,993	462,625	452,019	441,064	455,348
Diluted	472,235	469,962	459,530	449,747	462,748
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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the preparation of our annual consolidated financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued their report on the effectiveness of internal control over financial reporting as of December 31, 2012, a copy of which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Celgene Corporation:

We have audited Celgene Corporation and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Celgene Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Celgene Corporation and subsidiaries' internal control over financial reporting based on our audit.

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

In our opinion, Celgene Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Celgene Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

February 15, 2013

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, the information required by Part III (Items 10, 11, 12, 13 and 14) is being incorporated by reference herein from our definitive proxy statement (or an amendment to our Annual Report on Form 10-K) to be filed with the SEC within 120 days of the end of the fiscal year ended December 31, 2012 in connection with our 2013 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

See Item 10.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Item 10.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Item 10.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See Item 10.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of November 18, 2007, among Pharmion Corporation, Celgene Corporation and Cobalt Acquisition LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 19, 2007).
2.2
Agreement and Plan of Merger dated as of June 30, 2010, among Celgene Corporation, Artistry Acquisition Corp. and Abraxis Bioscience, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 1, 2010).
3.1
Certificate of Incorporation of the Company, as amended through February 16, 2006 (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
3.2
Bylaws of the Company (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 16, 1996), as amended effective May 1, 2006 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006), as further amended effective December 16, 2009 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on December 17, 2009), and as further amended effective February 17, 2010 (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009).
4.1
Contingent Value Rights Agreement, dated as of October 15, 2010, between Celgene Corporation and American Stock Transfer & Trust Company, LLC, as trustee, including the Form of CVR Certificate as Annex A (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A12B filed on October 15, 2010).
4.2
Indenture, dated as of October 7, 2010, relating to the 2.450% Senior Notes due 2015, 3.950% Senior Notes due 2020 and 5.700% Senior Notes due 2040, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.3
Indenture, dated as of August 9, 2012, relating to the 1.900% Senior Notes due 2017 and 3.250% Senior Notes due 2022, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 9, 2012).
4.4	Form of 2.450% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.5	Form of 3.950% Senior Notes due 2020 (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.6	Form of 5.700% Senior Notes due 2040 (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 7, 2010).
4.7	Form of 1.900% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 9, 2012).

Exhibit No.	Exhibit Description

4.8	Form of 3.250% Senior Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 9, 2012).
10.1
1992 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement dated May 30, 1997), as amended by Amendment No. 1 thereto, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).
10.2
1995 Non Employee Directors' Incentive Plan (incorporated by reference to Exhibit A to the Company's Proxy Statement, dated May 24, 1999), as amended by Amendment No. 1 thereto, effective as of June 22, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002), as further amended by Amendment No. 2 thereto, effective as of April 18, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002), as further amended by Amendment No. 3 thereto, effective as of April 23, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005), as further amended by Amendment No. 4 thereto, effective as of April 5, 2005 (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 (No. 333-126296)), as amended by Amendment No. 5 thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007), as further amended by Amendment No. 6 thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).
10.3
Form of Indemnification Agreement between the Company and each officer and director of the Company (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).
10.4
Amended and Restated Employment Agreement effective May 1, 2006 between the Company and Robert J. Hugin (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006), as amended by Amendment No. 1 thereto, effective as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008), as further amended by Amendment No. 2 thereto, effective as of June 16, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 18, 2010).
10.5
Celgene Corporation 2008 Stock Incentive Plan, as amended and restated as of June 17, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 18, 2009), as further amended by Amendment No. 1 thereto, effective as of April 13, 2011 (incorporated by reference to Exhibit 10,1 to the Company's Current Report on Form 8-K filed on June 20, 2011), as further amended by Amendment No. 2 thereto, effective as of June 13, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 15, 2012).

Exhibit No.	Exhibit Description

10.6	Development and License Agreement between the Company and Novartis Pharma AG, dated April 19, 2000 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
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
10.9	Anthrogenesis Corporation Qualified Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.10
Distribution and Supply Agreement between SmithKline Beecham Corporation, d/b/a GlaxoSmithKline and Celgene Corporation, dated as of March 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).
10.11
Technical Services Agreement among the Company, Celgene UK Manufacturing II, Limited (f/k/a Penn T Limited), Penn Pharmaceutical Services Limited and Penn Pharmaceutical Holding Limited, dated October 21, 2004 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.12
Lease Agreement between the Company and Powder Horn Associates, with respect to the Warren, New Jersey property, dated January 16, 1987 (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 dated July 24, 1987) (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.13
Finished Goods Supply Agreement between the Company and Penn Pharmaceutical Services Limited, dated September 8, 2004 (certain portions of the agreement have been redacted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment, which has been granted) (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
10.14
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

Exhibit No.		Exhibit Description

10.15		Non-Competition, Non-Solicitation and Confidentiality Agreement between Celgene Corporation and Dr. Patrick Soon-Shiong, dated as of June 30, 2010 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on July 1, 2010).
10.16
Stockholders' Agreement among Celgene Corporation, Dr. Patrick Soon-Shiong, California Capital LP, Patrick Soon-Shiong 2009 GRAT 1, Patrick Soon-Shiong 2009 GRAT 2, Michele B. Soon-Shiong GRAT 1, Michele B. Soon-Shiong GRAT 2, Soon-Shiong Community Property Revocable Trust, California Capital Trust and Michele B. Chan Soon-Shiong, dated as of June 30, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on July 1, 2010).
10.17		Letter Agreement between the Company and Jacqualyn A. Fouse, dated August 18, 2010 (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on August 27, 2010).
10.18
Credit Agreement among Celgene Corporation, the lender parties named therein, and Citibank, N.A., as administrative agent, dated as of September 2, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2011).
10.19	*	Celgene Corporation Management Incentive Plan (MIP) and Performance Plan.
10.20	*	Form of Stock Option Agreement
10.21	*	Form of Restricted Stock Unit Agreement
14.1		Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
21.1	*	List of Subsidiaries.
23.1	*	Consent of KPMG LLP.
24.1	*	Power of Attorney (included in Signature Page).
31.1	*	Certification by the Company's Chief Executive Officer.
31.2	*	Certification by the Company's Chief Financial Officer.
32.1	*	Certification by the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	*	Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101	*
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

Date: February 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert J. Hugin Robert J. Hugin	Chairman of the Board; Chief Executive Officer	February 15, 2013
/s/ Jacqualyn A. Fouse Jacqualyn A. Fouse	Chief Financial Officer (principal financial and accounting officer)	February 15, 2013
/s/ Richard W. Barker Richard W. Barker	Director	February 15, 2013
/s/ Michael D. Casey Michael D. Casey	Director	February 15, 2013

Signature	Title	Date

/s/ Carrie S. Cox Carrie S. Cox	Director	February 15, 2013
/s/ Rodman L. Drake Rodman L. Drake	Director	February 15, 2013
/s/ Michael A. Friedman Michael A. Friedman	Director	February 15, 2013
/s/ Gilla Kaplan Gilla Kaplan	Director	February 15, 2013
/s/ James Loughlin James Loughlin	Director	February 15, 2013
/s/ Ernest Mario Ernest Mario	Director	February 15, 2013

Celgene Corporation and Subsidiaries
Schedule II – Valuation and Qualifying Accounts

Year ended December 31,	Balance at Beginning of Year	Additions Charged to Expense or Sales		Other Additions		Deductions	Balance at End of Year
	(In thousands)
2012
Allowance for doubtful accounts	$10,131	$12,453				$816	$21,768
Allowance for customer discounts	8,724	64,865	(1)	-		62,369	11,220

Subtotal	18,855	77,318		-		63,185	32,988
Allowance for sales returns	8,974	7,493	(1)			3,197	13,270

Total	$27,829	$84,811		$-		$66,382	$46,258

2011
Allowance for doubtful accounts	$4,832	$6,354				$1,055	$10,131
Allowance for customer discounts	8,272	56,110	(1)	-		55,658	8,724

Subtotal	13,104	62,464		-		56,713	18,855
Allowance for sales returns	4,779	16,757	(1)			12,562	8,974

Total	$17,883	$79,221		$-		$69,275	$27,829

2010
Allowance for doubtful accounts	$7,189	$(2,309)		$262	(2)	$310	$4,832
Allowance for customer discounts	3,598	52,975	(1)	-		48,301	8,272

Subtotal	10,787	50,666		262		48,611	13,104
Allowance for sales returns	7,360	6,440	(1)	815	(2)	9,836	4,779

Total	$18,147	$57,106		$1,077		$58,447	$17,883

(1)
Amounts are a reduction from gross sales.
(2)
Other Additions represent valuation account balances assumed in the 2010 acquisition of Abraxis.