Form 10-Q
period 2013-03-31
CELGENE CORP /DE/
filed 2013-04-30
CIK 816284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

At April 23, 2013, 417,122,477 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In millions, except per share amounts)

	Three-Month Periods Ended
	March 31,
	2013	2012

Revenue:
Net product sales	$1,429.3	$1,245.5
Collaborative agreements and other revenue	7.1	2.6
Royalty revenue	28.2	25.2
Total revenue	1,464.6	1,273.3

Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	80.5	72.5
Research and development	452.4	362.0
Selling, general and administrative	369.0	325.8
Amortization of acquired intangible assets	65.7	41.8
Acquisition related (gains) charges and restructuring, net	33.2	(11.1)
Total costs and expenses	1,000.8	791.0

Operating income	463.8	482.3

Other income and (expense):
Interest and investment income, net	4.8	3.7
Interest (expense)	(17.9)	(11.4)
Other income (expense), net	(2.3)	(0.6)
Income before income taxes	448.4	474.0

Income tax provision	63.5	72.5

Net income	$384.9	$401.5

Net income per common share:
Basic	$0.92	$0.92
Diluted	$0.89	$0.90

Weighted average shares:
Basic	417.9	438.3
Diluted	432.2	448.6

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in millions)

	Three-Month Periods Ended
	March 31,
	2013	2012

Net income	$384.9	$401.5

Other comprehensive income (loss):
Foreign currency translation adjustments	(5.9)	18.4
Change in functional currency of a foreign subsidiary	-	13.1
Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses), net of tax expense (benefit) of $0.2 for the three-months ended March 31, 2013, and 2012, respectively	74.9	23.3
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $3.4 and ($2.6) for the three-months ended March 31, 2013 and 2012, respectively	3.8	(16.4)
Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses), net of tax expense (benefit) of $0 for the three-months ended March 31, 2013 and 2012, respectively	(1.9)	2.5
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $0 for the three-months ended March 31, 2013 and 2012, respectively	0.8	(0.4)
Total other comprehensive income (loss)	71.7	40.5

Comprehensive income	$456.6	$442.0

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions, except per share amounts)

	March 31,	December 31,
	2013	2012
Assets

Current assets:
Cash and cash equivalents	$1,495.6	$2,090.4
Marketable securities available for sale	2,024.9	1,809.9
Accounts receivable, net of allowances of $36.6 and $33.0 at March 31, 2013 and December 31, 2012, respectively	1,028.7	960.5
Inventory	275.4	259.5
Deferred income taxes	92.3	93.2
Other current assets	385.0	320.2
Total current assets	5,301.9	5,533.7

Property, plant and equipment, net	578.2	578.4
Intangible assets, net	3,034.1	3,100.4
Goodwill	2,042.3	2,042.8
Other assets	496.1	479.0
Total assets	$11,452.6	$11,734.3

Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$362.0	$308.5
Accounts payable	116.8	145.6
Accrued expenses	675.2	775.7
Income taxes payable	12.1	11.8
Current portion of deferred revenue	16.5	17.3
Other current liabilities	391.6	431.3
Total current liabilities	1,574.2	1,690.2

Deferred revenue, net of current portion	17.0	16.2
Income taxes payable	194.7	188.2
Deferred income taxes	968.8	1,018.4
Other non-current liabilities	379.4	355.5
Long-term debt, net of discount	2,764.1	2,771.3
Total liabilities	5,898.2	6,039.8

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at March 31, 2013 and December 31, 2012, respectively	-	-
Common stock, $.01 par value per share, 575.0 million shares authorized; issued 504.0 million and 498.4 million shares at March 31, 2013 and December 31, 2012, respectively	5.0	5.0
Common stock in treasury, at cost; 85.9 million and 78.7 million shares at March 31, 2013 and December 31, 2012, respectively	(5,528.7)	(4,823.2)
Additional paid-in capital	7,648.6	7,539.8
Retained earnings	3,407.5	3,022.6
Accumulated other comprehensive income (loss)	22.0	(49.7)
Total stockholders’ equity	5,554.4	5,694.5

Total liabilities and stockholders’ equity	$11,452.6	$11,734.3

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in millions)

	Three-Month Periods Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$384.9	$401.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23.2	18.6
Amortization	67.7	42.0
Provision for accounts receivable allowances	1.9	2.7
Deferred income taxes	(53.1)	(166.5)
Impairment charges	9.3	22.1
Change in value of contingent consideration	33.2	(12.4)
Share-based compensation expense	65.6	57.2
Share-based employee benefit plan expense	7.6	3.8
Reclassification adjustment for cash flow hedges included in net income	7.2	(19.1)
Unrealized change in value of derivative instruments	(33.8)	9.2
Realized (gains) losses on marketable securities available for sale	0.9	(0.4)
Other, net	3.0	(4.5)

Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(87.0)	(79.3)
Inventory	(25.8)	(25.5)
Other operating assets	35.7	101.0
Assets held for sale, net	-	(0.1)
Accounts payable and other operating liabilities	(82.3)	(40.7)
Income tax payable	7.7	30.5
Deferred revenue	1.4	4.3
Net cash provided by operating activities	367.3	344.4

Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	896.0	485.5
Purchases of marketable securities available for sale	(1,115.5)	(105.8)
Payments for acquisition of business, net of cash acquired	-	(352.2)
Purchases of intellectual property and other assets	(0.7)	-
Capital expenditures	(25.4)	(28.1)
(Purchases) refunds of investment securities	(5.5)	(5.0)
Other investing activities	(0.4)	(0.8)
Net cash (used in) provided by investing activities	(251.5)	(6.4)

Cash flows from financing activities:
Payment for treasury shares	(1,043.7)	(202.7)
Proceeds from short-term borrowing	1,422.9	1,045.9
Principal repayments on short-term borrowing	(1,369.6)	(1,421.3)
Net proceeds from exercise of common stock options and warrants	266.4	215.5
Excess tax benefit from share-based compensation arrangements	36.6	18.6
Net cash (used in) provided by financing activities	(687.4)	(344.0)

Effect of currency rate changes on cash and cash equivalents	(23.2)	7.6

Net (decrease) increase in cash and cash equivalents	(594.8)	1.6
Cash and cash equivalents at beginning of period	2,090.4	1,859.5

Cash and cash equivalents at end of period	$1,495.6	$1,861.1

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

(Unaudited)

(Dollars in millions)

	Three-Month Periods Ended
	March 31,
	2013	2012

Supplemental schedule of non-cash investing and financing activity:

Change in net unrealized (gain) loss on marketable securities available for sale	$2.0	$(2.4)

Matured shares tendered in connection with stock option exercises	$(0.1)	$(0.2)

Supplemental disclosure of cash flow information:

Interest paid	$22.3	$1.0

Income taxes paid	$76.6	$85.4

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(In all accompanying tables, amounts of dollars expressed in millions,

except per share amounts, unless otherwise indicated)

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

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID® (inclusive of Thalidomide Celgene®), ISTODAX® and  POMALYST®.   POMALYST® was approved by the U.S. Food and Drug Administration (FDA) in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy.  Additional sources of revenue include royalties from Novartis on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, other licensing royalties, and the sale of services through our Celgene Cellular Therapeutics subsidiary.

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

2.   Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report on Form 10-K).

New Accounting Pronouncements:  In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-02).  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  An entity shall provide this information together, in one location, either on the face of the statement where net income is presented or as a separate disclosure

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the notes to the financial statements.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-02 did not have a material impact on our financial position or results of operations.

3.    Acquisitions and Divestitures

Avila Acquisition

On March 7, 2012 (Acquisition Date) we acquired all of the outstanding common stock of Avila Therapeutics, Inc., subsequently renamed Celgene Avilomics Research, herein referred to as Avila.  The acquisition resulted in Avila becoming our wholly-owned subsidiary.  The results of operations for Avila are included in our consolidated financial statements from the Acquisition Date and the assets and liabilities of Avila have been recorded at their respective fair values on the Acquisition Date and consolidated with our other assets and liabilities.

We paid $352.2 million in cash, net of cash acquired, and we may make additional payments based on achievement of developmental and regulatory milestones.  Our potential contingent milestone payments are classified as liabilities, which were measured at fair value as of the Acquisition Date.  The range of potential milestone payments is from no payment if none of the milestones are achieved to an estimated maximum of $595.0 million if all milestones are achieved.  The potential milestones consist of the initiation of phase II and phase III studies, investigational new drug (IND) filings, and other regulatory events.

4.    Earnings Per Share

	Three-Month Periods Ended
	March 31,
(Amounts in millions, except per share)	2013	2012

Net income	$384.9	$401.5

Weighted-average shares:
Basic	417.9	438.3
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	14.3	10.3
Diluted	432.2	448.6

Net income per share:
Basic	$0.92	$0.92
Diluted	$0.89	$0.90

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 2.0 million and 5.2 million shares for the three-month periods ended March 31, 2013 and 2012, respectively.

Since April 2009, our Board of Directors has approved repurchases of up to an aggregate of $6.500 billion of our common stock.  As part of the existing Board authorized share repurchase program, in February 2013 we entered into an Accelerated Share Repurchase (ASR) agreement with an investment bank to repurchase an aggregate of $600.0 million of our common stock.  As part of the ASR agreement we received an initial delivery of 3.0 million shares, which is included in Common stock in treasury in the accompanying Consolidated Balance Sheet as of March 31, 2013, with a fair market value of $300.0 million.  The initial delivery of 3.0 million shares reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share.  The remaining $300.0 million

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

was included in Additional paid-in capital as of March 31, 2013.  The total number of shares that will ultimately be repurchased under the ASR agreement will be determined upon final settlement in May 2013 and will be based on a discount to the volume-weighted average price of our common stock during the ASR period.  We have evaluated the ASR agreement for its potential dilution of earnings per share and determined that the additional shares to be received upon final settlement would have had an anti-dilutive effect and as a result, these shares were not included in our weighted average diluted earnings per share calculation.

As of March 31, 2013, an aggregate of 81.6 million shares of common stock have been repurchased under the program, including 7.2 million shares of common stock repurchased from all sources, including the ASR, during the three-month period ended March 31, 2013.  As of March 31, 2013, we had a remaining open-ended repurchase authorization of $834.2 million after deducting the full $600.0 million paid under the ASR.

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

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

					Total
				Foreign	Accumulated
		Net Unrealized	Net Unrealized	Currency	Other
	Pension	Gains (Losses) From	Gains (Losses)	Translation	Comprehensive
	Liability	Marketable Securities	From Hedges	Adjustment	Income (Loss)

Balance December 31, 2012	$(10.1)	$4.2	$(16.1)	$(27.7)	$(49.7)
Other comprehensive income before reclassifications	-	(1.9)	74.9	(5.9)	67.1
Amounts reclassified from accumulated other comprehensive income	-	0.8	3.8	-	4.6
Net current-period other comprehensive income	-	(1.1)	78.7	(5.9)	71.7
Balance March 31, 2013	$(10.1)	$3.1	$62.6	$(33.6)	$22.0

Balance December 31, 2011	$(5.4)	$1.8	$8.7	$(67.4)	$(62.3)
Other comprehensive income before reclassifications	-	2.5	23.3	31.5	57.3
Amounts reclassified from accumulated other comprehensive income	-	(0.4)	(16.4)	-	(16.8)
Net current-period other comprehensive income	-	2.1	6.9	31.5	40.5
Balance March 31, 2012	$(5.4)	$3.9	$15.6	$(35.9)	$(21.8)

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gains (Losses) Reclassified Out of Accumulated
		Other Comprehensive Income
Accumulated Other Comprehensive	Affected Line Item in the	Three-Month Periods Ended March 31,

Income Components	Consolidated Statements of Income	2013	2012

Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$(6.4)	$19.0
Treasury rate lock agreements	Interest (expense)	(0.8)	-
	Income tax expense	3.4	(2.6)

Gains (losses) from available-for-sale marketable securities:
Realized gain (loss) on sales of marketable securities	Interest and investment income, net	(0.8)	0.4
	Income tax expense	-	-

Total reclassification, net of tax		$(4.6)	$16.8

6.    Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and the valuation techniques we utilized to determine such fair value.  Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Our Level 1 assets consist of marketable equity securities.  Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.  Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts.  Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.  We do not have any Level 3 assets.  Our Level 1 liability relates to our publicly traded Contingent Value Rights (CVRs). See Note 2 of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for a description of the CVRs.  Our Level 2 liability relates to written foreign currency options.  Our Level 3 liabilities consist of contingent consideration related to undeveloped product rights resulting from the acquisition of Gloucester Pharmaceuticals, Inc. (Gloucester) and contingent consideration related to the undeveloped product rights and the technology platform acquired from the Avila acquisition.  The maximum potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are estimated to be $120.0 million and $595.0 million, respectively.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$2,024.9	$0.2	$2,024.7	$-
Forward currency contracts	117.9	-	117.9	-
Purchased currency options	3.3	-	3.3	-
Total assets	$2,146.1	$0.2	$2,145.9	$-

Liabilities:
Contingent value rights	$(307.2)	$(307.2)	$-	$-
Written currency options	(1.2)	-	(1.2)	-
Interest rate swaps	(1.9)	-	(1.9)	-
Other acquisition related contingent consideration	(201.5)	-	-	(201.5)
Total liabilities	$(511.8)	$(307.2)	$(3.1)	$(201.5)

		Quoted Price in	Significant	Significant
		Active Markets for	Other Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale securities	$1,809.9	$0.3	$1,809.6	$-
Cash equivalents	27.0	-	27.0	-
Interest rate swaps	1.7	-	1.7	-
Forward currency contracts	17.8	-	17.8	-
Purchased currency options	2.7	-	2.7	-
Total assets	$1,859.1	$0.3	$1,858.8	$-

Liabilities:
Contingent value rights	$(277.4)	$(277.4)	$-	$-
Written currency options	(5.1)	-	(5.1)	-
Other acquisition related contingent consideration	(198.1)	-	-	(198.1)
Total liabilities	$(480.6)	$(277.4)	$(5.1)	$(198.1)

There were no security transfers between Levels 1 and 2 during the three-month periods ended March 31, 2013 and 2012.  The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three-Month Periods Ended March 31,
	2013	2012

Liabilities:
Balance at beginning of period	$(198.1)	$(76.9)
Amounts acquired or issued	-	(179.1)
Net change in fair value	(3.4)	36.2
Settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance at end of period	$(201.5)	$(219.8)

Level 3 liabilities issued during the three-month period ended March 31, 2012 consisted of contingent consideration related to the acquisition of Avila.

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

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at March 31, 2013 and December 31, 2012 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2013 and December 31, 2012:

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Notional Amount
Foreign Currency	March 31, 2013	December 31, 2012

Australian Dollar	$6.2	$5.1
British Pound	87.7	77.9
Canadian Dollar	105.2	134.4
Euro	1,322.4	969.3
Japanese Yen	393.5	236.2
Total	$1,915.0	$1,422.9

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis.  As of March 31, 2013, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period.  The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2013 and December 31, 2012 were $971.2 million and $795.4 million, respectively.

Foreign Currency Option Contracts: We hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in Euros.  Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and amounts but with different strike prices; this combination of transactions is generally referred to as a “collar”.  The expiration dates and notional amounts correspond to the amount and timing of forecasted future foreign currency sales.  If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows, however this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.  The premium collected from the call option partially offsets the premium paid for the purchased put option, resulting in a net cost for the collars.

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

Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2013 and December 31, 2012:

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Notional Amount*
Foreign Currency Option	March 31, 2013	December 31, 2012

Designated as hedging activity:
Purchased Put	$139.0	$228.8
Written Call	$144.6	$235.9

Not designated as hedging activity:
Purchased Put	$131.0	$160.5
Written Put	$(131.0)	$(216.0)

* U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option.  The local currency notional amounts of our purchased put, and written call that are designated as hedging activity are equal to each other.

Interest Rate Risk Management

Treasury Rate Lock Agreements:  In anticipation of issuing fixed-rate debt, we may use treasury rate lock agreements (treasury rate locks) that we designate as cash-flow hedges.  To the extent treasury rate locks are effective cash-flow hedges, any realized or unrealized gains or losses on the treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes.

During 2012, we entered into treasury rate locks in anticipation of issuing fixed-rate notes that were issued in August 2012.  The treasury rate locks were settled during 2012, resulting in losses of $35.3 million that were recorded to OCI.  No material amounts were recorded in income during the three-month periods ended March 31, 2013 or 2012 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. We have not entered into any treasury rate locks during the three months ended March 31, 2013 and at March 31, 2013 we had no outstanding treasury rate locks.

Interest Rate Swap Contracts:  From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts.  The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates.  Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap are recorded on the Consolidated Balance Sheets with no net impact recorded in income.  Any net interest payments made or received on interest rate swap contracts are recognized as interest expense.  We may terminate the hedging relationship of certain swap contracts by settling the contracts or by entering into offsetting contracts.  At the time a hedging relationship is terminated, accumulated gains or losses associated with the swap contract are measured and recorded as a reduction of current and future interest expense associated with the previously hedged notes.

During the three-month period ended March 31, 2013, we entered into $400.0 million notional amount of swap contracts that were designated as hedges of our 3.95% fixed rate notes due in 2020 and also during the three-month period ended March 31, 2013 terminated the hedging relationship by settling the contracts.  This resulted in net proceeds received of $2.8 million which is accounted for as a reduction of current and future interest expense associated with these notes.  See Note 11 for additional details related to reductions of current and future interest expense.

At March 31, 2013, we were a party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes.  The following table summarizes the notional amounts of our outstanding swap contracts at March 31, 2013:

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Notional Amount
	March 31, 2013	December 31, 2012

Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due in 2015	$400.0	$-
1.900% senior notes due in 2017 (1)	500.0	100.0
3.250% senior notes due in 2022 (2)	1,000.0	200.0
Total	$1,900.0	$300.0

(1)             $400.0 million was settled in April 2013 resulting in net proceeds received of $1.7 million, which is accounted for as a reduction of past and future interest expense associated with these notes.

(2)             $400.0 million was settled in April 2013 resulting in net proceeds received of $4.5 million, which is accounted for as a reduction of past and future interest expense associated with these notes.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$107.3	Other current assets	$51.7
	Other current liabilities	-	Other current liabilities	0.4
	Other non-current assets	56.9	Other non-current assets	16.8
	Other non-current liabilities	4.2	Other non-current liabilities	6.9

Interest rate swap agreements	Other current assets	4.4	Other current assets	-
	Other non-current assets	0.5	Other non-current assets	2.2
	Other non-current liabilities	-	Other non-current liabilities	6.9

Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	70.9	Other current assets	36.4
	Other current liabilities	4.7	Other current liabilities	12.1

Interest rate swap agreements
	Other non-current assets	2.3	Other non-current assets	-
Total		$251.2		$133.4

	December 31, 2012
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Instrument	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$35.2	Other current assets	$12.7
	Other current liabilities	9.1	Other current liabilities	31.4
	Other non-current assets	30.5	Other non-current assets	13.8

Interest rate swap agreements	Other current assets	0.1	Other current assets	-
	Other non-current assets	0.1	Other non-current assets	0.2
	Other non-current liabilities	-	Other non-current liabilities	0.6

Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	45.8	Other current assets	36.3
	Other current liabilities	10.4	Other current liabilities	21.4

Interest rate swap agreements	Other current assets	0.6	Other current assets	-
	Other non-current assets	1.7	Other non-current assets	-
Total		$133.5		$116.4

*        Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2013 and 2012:

	Three-Month Period Ended March 31, 2013
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign exchange contracts	$75.0	Net product sales	$(6.4)	Other income, net	$3.5	(2)
Treasury rate lock agreements	$-	Interest Expense	$(0.8)

(1)          Net gains of $16.0 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.

(2)          The amount of net gains recognized in income represents $2.0 million in gains related to the ineffective portion of the hedging relationships and $1.5 million of gains related to amounts excluded from the assessment of hedge effectiveness.

	Three-Month Period Ended March 31, 2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)

Foreign exchange contracts	$23.5	Net product sales	$19.1	Other income, net	$(1.9)	(1)

(1)          The amount of net losses recognized in income represents $4.4 million in losses related to the ineffective portion of the hedging relationships and $2.5 million of gains related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2013 and 2012:

		Amount of Gain (Loss) Recognized in
	Location of Gain (Loss)	Income on Derivative
	Recognized in Income	Three-Month Periods Ended March 31,
Instrument	on Derivative	2013	2012

Interest Rate Swaps	Interest expense	$6.9	$1.8

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three-month periods ended March 31, 2013 and 2012:

		Amount of Gain (Loss) Recognized in
	Location of Gain (Loss)	Income on Derivative
	Recognized in Income	Three-Month Periods Ended March 31,
Instrument	on Derivative	2013	2012

Foreign exchange contracts	Other income, net	$38.7	$(7.9)

The impact of gains and losses on foreign exchange contracts not designated as hedging instruments are generally offset by net foreign exchange gains and losses, which are also included in other income (expense), net for all periods presented.

8.    Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $643.1 million and $1.160 billion at March 31, 2013 and December 31, 2012, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at March 31, 2013 and December 31, 2012 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gain	Loss	Value

U.S. Treasury securities	$848.6	$0.6	$-	$849.2
U.S. government-sponsored agency securities	232.9	0.3	-	233.2
U.S. government-sponsored agency MBS	558.2	1.7	(2.9)	557.0
Non-U.S. government, agency and Supranational securities	10.4	-	-	10.4
Corporate debt - global	336.3	1.0	(0.5)	336.8
Asset backed securities	38.1	-	-	38.1
Marketable equity securities	0.4	-	(0.2)	0.2
Total available-for-sale marketable securities	$2,024.9	$3.6	$(3.6)	$2,024.9

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gain	Loss	Value

U.S. Treasury securities	$902.0	$0.5	$-	$902.5
U.S. government-sponsored agency securities	303.5	0.3	-	303.8
U.S. government-sponsored agency MBS	387.2	1.6	(1.8)	387.0
Non-U.S. government, agency and Supranational securities	7.1	-	-	7.1
Corporate debt - global	208.5	0.9	(0.2)	209.2
Marketable equity securities	0.4	-	(0.1)	0.3
Total available-for-sale marketable securities	$1,808.7	$3.3	$(2.1)	$1,809.9

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency mortgage-backed securities (MBS) include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt—global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.  Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.  Net unrealized gains in the marketable debt securities primarily reflect the impact of decreased interest rates at March 31, 2013.

Duration periods of available-for-sale debt securities at March 31, 2013 were as follows:

	Amortized	Fair
	Cost	Value

Duration of one year or less	$278.2	$277.6
Duration of one through three years	1,458.0	1,458.6
Duration of three through five years	264.5	264.9
Duration of over five years	23.8	23.6
Total	$2,024.5	$2,024.7

9.    Inventory

A summary of inventories by major category at March 31, 2013 and December 31, 2012 follows:

	March 31,	December 31,
	2013	2012

Raw materials	$95.0	$79.2
Work in process	86.1	86.5
Finished goods	94.3	93.8
Total	$275.4	$259.5

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.    Intangible Assets and Goodwill

Intangible Assets:  Our intangible assets consist of developed product rights obtained primarily from the Pharmion, Gloucester and Abraxis acquisitions, in-process research and development (IPR&D) product rights from the Gloucester and Avila acquisitions and technology obtained primarily from the Avila acquisition. Also included are contract-based licenses and other miscellaneous intangibles.  The amortization periods related to our finite-lived intangible assets range from one to 17 years.  The following summary of intangible assets by category includes intangibles currently being amortized and intangibles not yet subject to amortization:

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
March 31, 2013	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$3,400.4	$(867.3)	$2,533.1	13.0
Technology	333.6	(51.7)	281.9	7.0
Licenses	64.3	(10.9)	53.4	16.8
Other	43.7	(15.9)	27.8	8.4
	3,842.0	(945.8)	2,896.2	12.5

Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	-	137.9

Total intangible assets	$3,979.9	$(945.8)	$3,034.1

	Gross		Intangible	Weighted
	Carrying	Accumulated	Assets,	Average
December 31, 2012	Value	Amortization	Net	Life (Years)

Amortizable intangible assets:
Acquired developed product rights	$3,400.4	$(814.5)	$2,585.9	13.0
Technology	333.3	(39.8)	293.5	7.0
Licenses	64.3	(10.0)	54.3	16.8
Other	43.4	(14.6)	28.8	8.5
	3,841.4	(878.9)	2,962.5	12.5

Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	-	137.9

Total intangible assets	$3,979.3	$(878.9)	$3,100.4

The gross carrying value of intangible assets increased by $0.6 million at March 31, 2013 compared to December 31, 2012 primarily resulting from two miscellaneous agreements.

Amortization expense was $66.9 million and $42.0 million for the three-month periods ended March 31, 2013 and 2012, respectively.  The $24.9 million increase in amortization expense in the 2013 quarter included $19.5 million from the October 2012 approval of ABRAXANE® in the U.S. for the treatment of non-small cell lung cancer (NSCLC) which resulted in the commencement of amortization of the related intangible asset and a $5.9 million increase in amortization of technology related to the acquisition of Avila and its AvilomicsTM platform as that was acquired on March 7, 2012.  Assuming no changes in the gross carrying amount of intangible assets, the amortization of intangible assets for years 2013 through 2017 is estimated to be in the range of approximately $255.0 million to $270.0 million annually.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill:  At March 31, 2013, our goodwill related to the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2012	$2,042.8
Tax benefit on the exercise of Pharmion converted stock options	(0.5)
Balance at March 31, 2013	$2,042.3

11.  Debt

Senior Notes: Summarized below are the carrying values of our senior notes at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
2.450% senior notes due 2015	$518.4	$520.1
1.900% senior notes due 2017	501.1	500.6
3.950% senior notes due 2020	501.5	499.0
3.250% senior notes due 2022	993.6	1,002.1
5.700% senior notes due 2040	249.5	249.5
Total long-term debt	$2,764.1	$2,771.3

At March 31, 2013, the fair value of our outstanding Senior Notes was $2.868 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

During the year ended December 31, 2012, we entered into treasury rate locks in anticipation of issuing the fixed-rate notes that were issued in August 2012.  As of March 2013, a balance of $33.1 million in losses remained in OCI related to treasury rate locks and will be recognized as interest expense over the life of the 2017 notes and the 2022 notes.

At March 31, 2013, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7.  Our swap contracts outstanding at March 31, 2013 effectively convert the hedged portion of our fixed-rate notes to floating rates.  From time to time we   terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts.  Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes.  As of March 31, 2013, we had a balance of $26.0 million of gains recorded as a reduction of our debt as a result of past swap contract settlements, including $2.5 million related to the settlement of $400.0 million of swap contracts during the three months ended March 31, 2013 that had previously been designated as a hedge of our 3.950% senior notes due 2020.  In April 2013, an additional $800.0 million in swap contracts were settled with combined gains of $3.8 million accounted for as a reduction of future interest expense associated with these notes.

Commercial Paper:  The carrying value of Commercial Paper as of March 31, 2013 and December 31, 2012 was $362.0 million and $308.5 million, respectively, and approximated its fair value.  The effective interest rate on the outstanding Commercial Paper balance at March 31, 2013 was 0.4%.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.000 billion, which was increased to

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$1.500 billion in April 2013. The term of the Credit Facility was also extended from September 2, 2016 to April 18, 2018.   Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum), up to a maximum aggregate amount of $1.750 billion.  Amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  At March 31, 2013 and December 31, 2012, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all financial covenants as of March 31, 2013.

12.    Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan as amended and restated (Plan) which provides for the granting of options, restricted stock awards (RSUs), stock appreciation rights, performance awards (PSUs) and other share-based awards to our employees and officers.  The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three-month periods ended March 31, 2013 and 2012:

	Three-Month Periods Ended
	March 31,
	2013	2012

Cost of goods sold	$2.8	$2.9
Research and development	27.0	25.0
Selling, general and administrative	35.8	26.8

Total share-based compensation expense	65.6	54.7
Tax benefit related to share-based compensation expense	17.9	14.6
Reduction in income	$47.7	$40.1

Share-based compensation cost included in inventory was $1.3 million and $1.2 million at March 31, 2013 and December 31, 2012, respectively.

We utilize share-based compensation in the form of stock options, RSUs and PSUs.  The following table summarizes the activity for stock options, RSUs and PSUs for the three-month period ended March 31, 2013 (in thousands):

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Performance-
		Restricted	Based Restricted
	Stock	Stock	Stock
	Options	Units	Units

Outstanding at December 31, 2012	42,592	4,463	26

Changes during the Year:
Granted	2,072	78	-
Exercised / Released	(5,166)	(97)	(6)
Forfeited	(299)	(35)	(8)
Expired	(8)	N/A	N/A
Outstanding at March 31, 2013	39,191	4,409	12

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at March 31, 2013 were as follows (dollars in millions):

		Restricted	Performance-
	Stock	Stock	Based Restricted
	Options	Units	Stock Units

Unrecognized compensation cost	$291.2	$152.1	$0.4
Expected weighted-average period in years of compensation cost to be recognized	2.3	1.5	1.3

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

Our tax returns are under routine examination in many taxing jurisdictions.  The scope of these examinations includes, but is not limited to, the review of our taxable presence in a jurisdiction, our deduction of certain items, our claims for research and development credits, our compliance with transfer pricing rules and regulations and the inclusion or exclusion of amounts from our tax returns as filed.   Our U.S. federal income tax returns have been audited by the IRS through the year ended December 31, 2008. Tax returns for the years ended December 31, 2009, 2010, and 2011 are currently under examination by the IRS.  We are also subject to audits by various state and foreign taxing authorities, including, but not limited to, most U.S. states and major European and Asian countries where we have operations.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above.  These unrecognized tax benefits relate primarily to issues common among multinational corporations.  Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate.  We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes.  Increases to the amount of unrecognized tax benefits since January 1, 2013 of approximately $6.5 million relate primarily to current year operations.  The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.  Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a significant decrease in our unrecognized tax benefits.  Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

14.    Collaboration Agreements

From time to time, we enter into collaborative arrangements, for the research and development, license, manufacture and/or commercialization of products and/or product candidates.  In addition, we also acquire product and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, option payments for the purchase or license of additional rights, development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments and profit sharing. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success.  We do not consider any individual arrangement to be material.  See Note 17 of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for a description of certain other collaboration agreements entered into prior to January 1, 2013.  The following is a brief description of certain collaborations entered into during the three months ended March 31, 2013:

bluebird bio, Inc.:  On March 19, 2013, we entered into a collaboration agreement with bluebird bio, Inc. (bluebird) to discover, develop and commercialize novel disease-altering gene therapies in oncology. The collaboration focuses on applying gene therapy technology to modify a patient’s own T-cells, known as chimeric antigen receptor (CAR) T-cells, to target and destroy cancer cells. The collaboration has the potential to lead to the development of multiple CAR T-cell products. Under the agreement, we have an option to license any products resulting from the collaboration after the completion of a phase I clinical study by bluebird for each such product.

The financial terms of the agreement include an upfront payment and up to $225.0 million per product in aggregate potential option fees and clinical and regulatory milestones.  bluebird also has the right to participate in the development and commercialization of any licensed products resulting from the collaboration through a 50/50 co-development and profit share in the United States in exchange for a reduction of milestone payments. Royalties would also be paid to bluebird in regions where there is no profit share, including in the United States if bluebird declines to exercise their co-development and profit sharing rights.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The agreement has a termination date of March 19, 2016 and we have the right to unilaterally extend the agreement until March 19, 2019 with the payment of extension fees.  Further, we have the ability to terminate the collaboration at our discretion upon 90 days written notice to bluebird.  If a product is optioned, the parties will enter into a pre-negotiated license agreement and potentially a co-development agreement should bluebird exercise its right to participate in the development and commercialization in the United States.  The license agreement, if not terminated sooner, would expire upon the expiration of all applicable royalty terms under the agreement with respect to the particular product and the co-development agreement, if not terminated sooner, would expire when the product is no longer being developed or commercialized in the United States.  Upon the expiration of a particular license agreement, we will have a fully paid-up, royalty-free license to use bluebird intellectual property to manufacture, market, use and sell such licensed product developed under the agreement.

In addition to the collaboration arrangements described above, we entered into a number of collaborative arrangements during the three months ended March 31, 2013 that resulted in $5.3 million of assets for investments in equity or other assets.  These additional arrangements include the potential for future milestone payments of up to an aggregate $45.0 million related to the attainment of specified development and regulatory approval milestones over a period of several years.  Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

Upfront payments to all collaboration partners during the three months ended March 31, 2013 resulted in research and development expenses of $95.7 million.

15.    Commitments and Contingencies

Collaboration Arrangements:  We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets.  Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.  Due to the nature and uncertainty of these arrangements and any future potential payments, no amounts have been recorded in our accompanying Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pending patent proceedings include challenges to the scope, validity or enforceability of our patents relating to certain of our products or processes. Although we believe we have substantial defenses to these challenges with respect to all our material patents, there can be no assurance as to the outcome of these matters, and a loss in any of these proceedings could result in a loss of patent protection for the drug at issue, which could lead to a significant loss of sales of that product and could materially affect future results of operations.

Among the principal matters pending are the following:

In the fourth quarter of 2009, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission ( FTC). The FTC requested documents and other information relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs in order to evaluate whether there is reason to believe that we have engaged in unfair methods of competition.  In the first quarter of 2010, the State of Connecticut referenced the same issues as those referenced in the 2009 CID and issued a subpoena. In the fourth quarter of 2010, we received a second CID from the FTC relating to this matter.  We continue to cooperate with the FTC and State of Connecticut investigations.

In the first quarter of 2011, the United States Attorney’s Office for the Central District of California informed us that they are investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®.  In the third quarter of 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General are conducting related investigations.  We are cooperating with these investigations.

REVLIMID®: We had previously announced that we received a Notice Letter dated August 30, 2010, from Natco Pharma Limited of India (Natco) notifying us of Natco’s Abbreviated New Drug Application (ANDA), which contains Paragraph IV certifications against certain of Celgene’s patents that are listed in the FDA Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”) for REVLIMID® (lenalidomide).  Under the Hatch-Waxman Act of 1984, a generic manufacturer may file an ANDA containing a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the Orange Book.  Natco’s Notice letter alleges, among other things, that certain claims of United States Patent Nos. 5,635,517 (the “’517 patent”), 6,045,501 (the “’501 patent”), 6,315,720 (the “’720 patent”), 6,555,554 (the “’554 patent”), 6,561,976 (the “’976 patent”), 6,561,977 (the “’977 patent”), 6,755,784 (the “’784 patent”), 7,119,106 (the “’106 patent”) and 7,465,800 (the “800 patent”) are invalid, unenforceable, and/or not infringed.  Natco’s Notice Letter was sent in connection with its filing of an ANDA seeking permission from the FDA to market a generic version of 25mg, 15mg, 10mg and 5mg REVLIMID® capsules.

On October 8, 2010, we filed an infringement action in the United States District Court of New Jersey against Natco in response to the Notice Letter with respect to the ’517 patent, the ’501 patent, United States Patent No. 6,281,230 (the “’230 patent”), the ’720 patent, the ’554 patent, the ’976 patent, the ’977 patent, the ’784 patent, the ’106 patent and the ’800 patent.

Natco responded to our infringement action on November 18, 2010, with its Answer, Affirmative Defenses and Counterclaims.  Natco has alleged (through Affirmative Defenses and Counterclaims) that the patents are invalid, unenforceable, and/or not infringed by Natco’s proposed generic products.  After filing the infringement action, we learned the identity of Natco’s U.S. partner, Arrow International Limited (“Arrow”), and filed an amended complaint on January 7, 2011, adding Arrow as a defendant.  On March 25, 2011, we filed a second amended complaint naming Natco, Arrow and Watson Laboratories, Inc. (“Watson”, a wholly-owned subsidiary of Actavis, Inc. (formerly known as Watson Pharmaceuticals, Inc.), which is Arrow’s parent) as defendants.  Those three entities remain the current defendants in that action.

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On June 12, 2012, we received a Second Notice Letter from Natco, notifying us of Natco’s submission in its ANDA of new, additional Paragraph IV certifications against the ’517 patent, the ’230 patent and United States Patent Nos. 7,189,740 (the “’740 patent”), 7,855,217 (the “’217 patent”) and 7,968,569 (the “’569 patent”).  On July 20, 2012, we filed a new infringement action in the United States District Court of New Jersey against Natco, Arrow, and Watson in response to the Second Notice Letter with respect to the ’517 patent, the ’230 patent, the ’740 patent, and the ’569 patent, as well as two non-Orange Book listed patents, United States Patent Nos. 7,977,357 (the “’357 patent”) and 8,193,219 (the “’219 patent”). That action was consolidated with the original action. Natco filed its Answer and Counterclaims on September 28, 2012. Natco’s counterclaims in the second action are similar to its counterclaims in the first action. In the second action, Natco added counterclaims against United States Patent No. 8,204,763 (the “’763 patent”), which we have not asserted against Natco.  We moved to dismiss those counterclaims related to the ’763 patent for lack of subject matter jurisdiction, and Natco withdrew its counterclaims after the Court ordered jurisdictional discovery.

A revised Scheduling Order was entered by the Court on November 9, 2012, setting the close for fact discovery on August 14, 2013.  A Markman hearing is currently expected to be fully briefed by the end of July 2013.  Dates for a Markman hearing and trial have yet to be set.

On March 14, 2013, we received a Third Notice Letter from Natco notifying us of Natco’s submission in its ANDA of new, additional Paragraph IV certifications against United States Patent Nos. 8,288,415 (the “’415 patent”), and 8,315,886 (the “’886” patent).  On March 22, 2013, we filed a Third Amended Complaint in the original action in the United States District Court of New Jersey against Natco, Arrow and Watson in response to the Third Notice Letter regarding the ‘415 and ‘886 patent.  Natco filed its Answer and Counterclaims on April 8, 2013.  Natco’s counterclaims in response to the Third Amended Complaint are similar to its counterclaims in the two previous actions.

On April 16, 2013, we filed a Fourth Amended Complaint in the original action, in the United States District Court of New Jersey, which asserts another recently issued patent, United States Patent No. 8,404,717, against Natco, Arrow and Watson.  Natco has not yet filed a responsive pleading.

We believe that Natco’s defenses and counterclaims are unlikely to be sustained and we intend to vigorously defend our patent rights.  We believe it unlikely that Natco will prevail on each and every patent and patent claim subject to the lawsuits, and that all of the patent claims will be deemed to be invalid, unenforceable and/or not infringed.  Accordingly, the ultimate outcome is not expected to have a material adverse effect on our financial condition or results of operations.

However, if Natco is successful in challenging our patents, and the FDA were to approve Natco’s ANDA with a comprehensive education and risk management program for a generic version of lenalidomide and a generic product were to be introduced, sales of REVLIMID® could be significantly reduced in the United States, which would have a material adverse effect on our results of operations, cash flows and financial condition.

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

CELGENE CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

VIDAZA®:  On September 28, 2012, we were named as a defendant in a complaint filed by Ivax LLC (formerly Ivax Corporation) (“Ivax”) in the United States District Court for the Southern District of Florida.  Ivax LLC alleges that we have infringed the claims of United States Patent No. 7,759,481 (the “‘481 patent”) by making, using, and selling VIDAZA® brand drug in the United States.  On October 19, 2012, we filed an answer to this complaint and filed a counterclaim asserting that the ‘481 patent was invalid and unenforceable.  We filed a motion for judgment on the pleadings on November 15, 2012, to which Ivax LLC filed an opposition on December 7, 2012.  On March 7, 2013 the Court granted in part and denied in part our motion for judgment on the pleadings.  Specifically, the Court dismissed Ivax’s complaint without prejudice and ordered Ivax to (i) either file an amended complaint with all necessary factual allegations or (ii) file dismissal papers by March 15, 2013.  The Court denied our motion for judgment on the pleadings with respect to our counterclaim.

On March 13, 2013 Ivax filed an amended complaint. On March 28, 2013 we filed an answer and invalidity counterclaim in response to Ivax’s amended complaint.  A trial date of July 14, 2014 is currently scheduled.  We intend to vigorously defend against this infringement suit.  If the suit against us is successful, we may have to pay damages and/or ongoing royalties to the plaintiff.  However, we believe (a) that it is unlikely that the plaintiff in this matter will prevail and (b) that the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

17.                                         Subsequent Events

Credit Facility:  In April 2013, we increased the borrowing limit on our Credit Facility, described in Note 11, from $1.000 billion to $1.500 billion. The term of the Credit Facility was also extended from September 2, 2016 to April 18, 2018. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings. Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum), up to a maximum aggregate amount of $1.750 billion.

Collaboration Agreements:  Subsequent to the quarter end, we entered into two collaborative arrangements that resulted in research and development expenses of approximately $56.0 million as well as approximately $3.0 million of assets for investments in equity or other assets.  These collaborative arrangements include the potential to enter into additional arrangements and for future licensing and milestone payments with total possible cash payments of up to an aggregate of $5.400 billion related to the attainment of specified development, regulatory, and commercial milestones over a period of several years, such payment being based off of broad regulatory approval of over 10 new drugs.  We do not have an obligation to fund these efforts unless we continue our involvement in the programs through exercise, at our discretion, of certain option and development rights and/or the lack of any adverse events which could cause the discontinuance of the programs.  The activities under these collaboration arrangements are performed with no guarantee of either technological or commercial success.  We do not consider any individual arrangement to be material.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This report contains forward-looking statements that reflect the current views of our management with respect to future events, results of operations, economic performance and/or financial condition. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “could,” “will,” “will continue,” “seeks,” “should,” “predicts,” “potential,” “outlook,” “guidance,” “target,” “forecast,” “probable,” “possible” or the negative of such terms and similar expressions.  Forward-looking statements are based on current plans, estimates, assumptions and projections, which are subject to change and may be affected by risks and uncertainties, most of which are difficult to predict and are generally beyond our control. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement in light of new information or future events, although we intend to continue to meet our ongoing disclosure obligations under the U.S. securities laws and other applicable laws. We caution you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements, and therefore you should not place too much reliance on them. These factors include, among others, those described in the sections “Forward-Looking Statements” and “Risk Factors” contained in our 2012 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) and in this report and our other public reports filed with the SEC. If these or other risks and uncertainties materialize, or if the assumptions underlying any of the forward-looking statements prove incorrect, our actual performance and future actions may be materially different from those expressed in, or implied by, such forward-looking statements. We can offer no assurance that our estimates or expectations will prove accurate or that we will be able to achieve our strategic and operational goals.

Executive Summary

Celgene Corporation (collectively with its subsidiaries, “we,” “our,”  “us,” “Celgene” or the “Company”) is a global biopharmaceutical company primarily engaged in the discovery, development and commercialization of innovative therapies designed to treat cancer and immune-inflammatory related diseases.  We are dedicated to innovative research and development, designed to bring new therapies to market and are involved in research in several scientific areas that may deliver proprietary next-generation therapies, targeting areas such as intracellular signaling pathways in cancer and immune cells, immunomodulation in cancer and autoimmune diseases, and therapeutic application of cell therapies.  Celgene was incorporated in the State of Delaware in 1986.

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID® (inclusive of Thalidomide Celgene®), POMALYST® (pomalidomide) and ISTODAX®.   POMALYST® was approved by the U.S. Food and Drug Administration (FDA) in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy.

•                 REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets, in combination with dexamethasone, for treatment of patients with multiple myeloma who have received at least one prior therapy. It is also marketed in the United States and certain international markets for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes (MDS) associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities.

•                 VIDAZA® is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression.  VIDAZA® is a Category 1 recommended treatment for patients with intermediate-2 and high-risk MDS, according to the National Comprehensive Cancer Network, and is marketed in the United States for the treatment of all subtypes of MDS.  The U.S. regulatory exclusivity for VIDAZA® expired in May 2011.  If a generic version of VIDAZA® is successfully launched, we may quickly lose a significant portion of our sales for this product in the United States.  In Europe, VIDAZA® is marketed for the treatment of intermediate-2 and high-risk MDS, as well as acute myeloid leukemia (AML) with 30% blasts and has been granted orphan drug designation for the treatment of MDS and AML.  European regulatory exclusivity is expected to continue through 2018.

•                 ABRAXANE® is a solvent-free chemotherapy treatment option for metastatic breast cancer and non-small cell lung cancer which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. It is approved for the treatment of metastatic breast cancer in the United States and many international markets and, in the United States for the treatment of metastatic non-small cell lung cancer.  In January 2013, we announced the results from a phase III trial for ABRAXANE® in combination with gemcitabine in treatment-naïve patients with metastatic pancreatic cancer.  The ABRAXANE® combination demonstrated a statistically significant improvement in overall survival compared to patients receiving gemcitabine alone.  Based on these results, we have submitted dossiers for registration in the United Stated and Europe in March and April 2013, respectively, and plan submissions in other countries and regions during the second half of 2013.  ABRAXANE® is currently in various stages of investigation for the treatment of the following cancers: pancreatic; expanded applications for metastatic breast; malignant melanoma; and bladder and ovarian.

•                 THALOMID®, in combination with dexamethasone, is marketed for patients with newly diagnosed multiple myeloma and for the acute treatment of the cutaneous manifestations of moderate to severe erythema nodosum leprosum (ENL) an inflammatory complication of leprosy and as maintenance therapy for prevention and suppression of the cutaneous manifestation of ENL recurrence.

•                 POMALYST® (pomalidomide) was approved by the FDA in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy, and is under review by the European Medicines Agency (EMA) for use in Europe.  POMALYST® is a proprietary, distinct, small molecule that is administered orally and modulates the immune system and other biologically important targets.  POMALYST® is also being evaluated in multiple trials in various phases for expanded usage in multiple myeloma, and in a phase II trial for systemic sclerosis.

•                 ISTODAX® is approved in the United States for the treatment of cutaneous T-cell lymphoma (CTCL) in patients who have received at least one prior systemic therapy and for the treatment of peripheral T-cell lymphoma (PTCL) in patients who have received at least one prior therapy.  ISTODAX® has received orphan drug designation for the treatment of non-Hodgkin’s T-cell lymphomas, which includes CTCL and PTCL.

Additional sources of revenue include royalties from Novartis on their sales of FOCALIN XR® and the entire RITALIN® family of drugs, the sale of services through our Celgene Cellular Therapeutics subsidiary, and other licensing agreements.

We continue to invest substantially in research and development in support of multiple ongoing clinical proprietary development programs which support our existing products and pipeline of new drug candidates.  REVLIMID is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, chronic lymphocytic leukemia (CLL) and MDS.  Phase III trials with POMALYST® in relapsed refractory multiple myeloma, in addition to VIDAZA for AML, and CC-486 for MDS and AML are also underway.  In solid tumors, we are evaluating ABRAXANE in a phase III trial for metastatic melanoma.  Our lead product candidate in Inflammation & Immunology, apremilast, is being evaluated in a broad phase III program for psoriatic arthritis, psoriasis, ankylosing spondylitis, and Behçet’s disease.

Beyond our phase III programs is a growing early-to-mid-stage pipeline of novel therapies intended to address significant unmet medical needs, including CC-292 (BTK inhibitor), CC-223 (dual TORK inhibitor), CC-115 (dual TORK/DNA PK inhibitor), CC-122 (pleiotropic pathway modulator), CC-220 and CC-11050 (anti-inflammatory), PDA-001 and PDA-002 (cellular therapies), in addition to partnered molecules ACE-011 (ActR fusion protein), ACE-536 (GDF trap), and EPZ-5676 (DOT1L inhibitor).  For more information relating to our pipeline of potential therapies, see “Item 1 – Business – Celgene Leading Product Candidates” in our 2012 Annual Report on Form 10-K.

We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the three-month periods ended March 31, 2013 and 2012 (dollar amounts in millions, except per share data):

	Three-Month Periods Ended
	March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
Total revenue	$1,464.6	$1,273.3	$191.3	15.0%
Net income	$384.9	$401.5	$(16.6)	(4.1%)
Diluted earnings per share	$0.89	$0.90	$(0.01)	(1.1%)

Revenue increased $191.3 million in the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, primarily due to the continued growth in sales of REVLIMID® and the FDA approval of POMALYST® for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy. Sales of VIDAZA® and ABRAXANE® in both U.S. and international markets also contributed to the growth in revenue.  The $16.6 million decrease in net income and $0.01 decrease in diluted earnings per share in the current year quarter was primarily due to $105.7 million in payments made related to research and development collaboration arrangements, partly offset by the higher level of net product sales.

Results of Operations:

Three-Month Periods Ended March 31, 2013 and 2012

Total Revenue:  Total revenue and related percentages for the three-month periods ended March 31, 2013 and 2012 were as follows (dollar amounts in millions):

	Three-Month Periods Ended
	March 31,		Increase	Percent
	2013	2012	(Decrease)	Change
Net product sales:
REVLIMID®	$1,002.8	$861.0	$141.8	16.5%
VIDAZA®	204.1	186.2	17.9	9.6%
ABRAXANE®	122.7	104.3	18.4	17.6%
THALOMID®	57.4	77.9	(20.5)	(26.3%)
POMALYST®	28.5	1.0	27.5	N/A
ISTODAX®	12.9	11.8	1.1	9.3%
Other	0.9	3.3	(2.4)	(72.7%)
Total net product sales	$1,429.3	$1,245.5	$183.8	14.8%
Collaborative agreements and other revenue	7.1	2.6	4.5	173.1%
Royalty revenue	28.2	25.2	3.0	11.9%
Total revenue	$1,464.6	$1,273.3	$191.3	15.0%

Total revenue increased by $191.3 million, or 15.0%, to $1.465 billion for the three-month period ended March 31, compared to the three-month period ended March 31, 2012, reflecting increases of $122.4 million, or 16.7%, in the United States, and $68.9 million, or 12.7%, in international markets.

Net Product Sales:  Total net product sales for the three-month period ended March 31, 2013 increased by $183.8 million, or 14.8%, to $1.429 billion compared to the three-month period ended March 31, 2012.  The increase was comprised of net volume increases of $181.1 million which included a $27.5 million increase from sales of POMALYST® and price increases of $29.8 million, partially offset by a $27.1 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.  We expect quarterly and full year revenue comparisons of 2013 periods to prior year periods to continue to be negatively impacted by net foreign exchange and foreign exchange hedging activity.

REVLIMID® net sales increased by $141.8 million, or 16.5%, to $1.003 billion for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, primarily due to increased unit sales in both U.S. and international markets as well as price increases in the U.S. market.  Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales.  The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.  These increases were partially offset by modest losses recognized on foreign exchange hedging activity, compared with gains on foreign exchange hedges during the three-month period ended March 31, 2012, primarily due to significant Euro depreciation from 2011 into 2012.

VIDAZA® net sales increased by $17.9 million, or 9.6%, to $204.1 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, reflecting volume and price increases in both U.S. and international markets.

ABRAXANE® net sales increased by $18.4 million, or 17.6%, to $122.7 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, primarily due to increased unit volumes in both U.S. and international markets, reflecting increased acceptance of the product in the treatment of metastatic breast cancer and the October 2012 approval for non-small cell lung cancer (NSCLC).

THALOMID® net sales decreased by $20.5 million, or 26.3%, to $57.4 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, primarily due to lower unit volumes in the United States and international markets and an increase in estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies.  The reductions in volume were partially offset by price increases in the United States.

POMALYST® was approved by the FDA in February 2013 and net sales totaled $28.5 million for the three-month period ended March 31, 2013.  POMALYST® sales included $6.7 million associated with approved early access programs in Europe.

ISTODAX® net sales increased by $1.1 million, or 9.3%, to $12.9 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, primarily due to increased unit sales in the treatment of CTCL and PTCL.

Collaborative Agreements and Other Revenue:  Revenue from collaborative agreements and other sources increased by $4.5 million to $7.1 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012.  The increase was due to a $5.0 million milestone payment related to approval of additional indications for ABRAXANE® in Japan.

Royalty Revenue:  Royalty revenue increased by $3.0 million to $28.2 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012 due to increased royalties earned from Novartis based upon its sales of FOCALIN XR®.

Gross to Net Sales Accruals:  We record gross to net sales accruals for sales returns and allowances, sales discounts, government rebates, and chargebacks and distributor service fees.

REVLIMID® and POMALYST® are distributed in the United States primarily through contracted pharmacies under the REVLIMID® Risk Evaluation and Mitigation Strategy (REMS®) and POMALYST® REMS® programs, respectively.  These are proprietary risk-management distribution programs tailored specifically to provide for the safe and appropriate distribution and use of REVLIMID® and POMALYST®.  Internationally, REVLIMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to provide for the product’s safe and appropriate distribution and use.  These programs may vary by country and, depending upon the country and the design of the risk-management program, the product may be sold through hospitals or retail pharmacies.

THALOMID® is distributed in the United States under our proprietary “System for Thalidomide Education and Prescribing Safety” (S.T.E.P.S).®, program which is a comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®.  During 2013, we plan to integrate the THALOMID® distribution program with the REMS® programs described above for REVLIMID® and POMALYST®. Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to provide for the safe and appropriate distribution and use of THALOMID®.  These programs vary by country.  VIDAZA®, ABRAXANE® and ISTODAX® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID®, POMALYST® and THALOMID®.

We base our sales returns allowance on estimated on-hand retail/hospital inventories, measured end-customer demand as reported by third-party sources, actual returns history and other factors, such as the trend experience for lots where product is still being returned or inventory centralization and rationalization initiatives conducted by major pharmacy chains, as applicable.  If the historical data we use to calculate these estimates do not properly reflect future returns, then a change in the allowance would be made in the period in which such a determination is made and revenues in that period could be materially affected.  Under this methodology, we track actual returns by individual production lots.  Returns on closed lots, that is, lots no longer eligible for return credits, are analyzed to determine historical returns experience.  Returns on open lots, that is, lots still eligible for return credits, are monitored and compared with historical return trend rates.  Any changes from the historical trend rates are considered in determining the current sales return allowance.  As noted above, REVLIMID® and POMALYST® are distributed primarily through hospitals and contracted pharmacies, which are typically subject to tighter controls of inventory quantities within the supply channel and, thus, resulting in lower returns activity.

Sales discount accruals are based on payment terms extended to customers.

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. U.S. Medicaid rebate accruals are generally based on historical payment data and estimates of future Medicaid beneficiary utilization applied to the Medicaid unit rebate formula established by the Center for Medicaid and Medicare Services.  The Medicaid rebate percentage was increased and extended to Medicaid Managed Care Organizations in March 2010.  The accrual of the rebates associated with Medicaid Managed Care Organizations is calculated based on estimated historical patient data related to Medicaid Managed Care Organizations.  We have also analyzed actual billings received from certain states to further support the accrual rates.  Subsequent to implementation of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively the 2010 U.S. Health Care Reform Law, certain states have only recently begun submitting partial Medicaid Managed Care Organization bills.  Our accruals for these Medicaid Managed Care Organization costs remain at an elevated level as we expect more complete invoices from certain states.  Effective January 1, 2011, manufacturers of pharmaceutical products are responsible for 50% of the patient’s cost of branded prescription drugs related to the Medicare Part D Coverage Gap.  In order to estimate the cost to us of this coverage gap responsibility, we analyze data for eligible Medicare Part D patients against data for eligible Medicare Part D patients treated with our products as well as the historical invoices.  This expense is recognized throughout the year as incurred.  In addition, certain international markets have government-sponsored programs that require rebates to be paid based on program specific rules and, accordingly, the rebate accruals are determined primarily on estimated eligible sales.

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

See Critical Accounting Estimates and Significant Accounting Policies in our 2012 Annual Report on Form 10-K for further discussion of gross to net sales accruals.

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended March 31, 2013 and 2012 were as follows (in millions):

	Returns			Chargebacks
	and		Government	and Distributor
	Allowances	Discounts	Rebates	Service Fees	Total

Balance at December 31, 2012	$13.3	$11.2	$125.8	$61.2	$211.5
Allowances for sales during prior periods	0.6	-	(6.4)	0.2	(5.6)
Allowances for sales during 2013	2.8	19.4	66.8	55.7	144.7
Credits/deductions issued for prior year sales	(0.9)	(5.2)	(16.6)	(35.9)	(58.6)
Credits/deductions issued for sales during 2013	(0.8)	(11.3)	(11.8)	(22.5)	(46.4)
Balance at March 31, 2013	$15.0	$14.1	$157.8	$58.7	$245.6

Balance at December 31, 2011	$9.0	$8.7	$137.0	$64.3	$219.0
Allowances for sales during prior periods	(7.5)	-	1.2	0.3	(6.0)
Allowances for sales during 2012	1.3	15.7	60.0	47.2	124.2
Credits/deductions issued for prior year sales	2.2	(4.3)	(27.5)	(28.8)	(58.4)
Credits/deductions issued for sales during 2012	(0.7)	(10.0)	(1.6)	(15.5)	(27.8)
Balance at March 31, 2012	$4.3	$10.1	$169.1	$67.5	$251.0

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended March 31, 2013 and 2012 follows:

Returns and allowances increased by $9.6 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, primarily due to the reversal during the first quarter of 2012 of approximately $7.5 million in reserves established for certain products with quality issues which were resolved in 2012. In addition, during the first quarter of 2013 we recorded a sales returns reserve of $7.9 million for estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies.  The increase was partially offset by a $5.7 million reduction in the returns allowance related to VIDAZA® inventory levels held by distributors, which decreased during the three months ended March 31, 2013.

Discounts increased by $3.7 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, primarily due to revenue increases in the U.S. and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates decreased by $0.8 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012, primarily due to a decrease of approximately $5.0 million in government rebates related to international markets primarily driven by the refinement of select government programs.  The decrease was partially offset by a $4.2 million increase related to various U.S. programs.  The U.S. programs increase was primarily attributable to volume increases and the refinement of accrual rates for Medicaid Managed Care Organizations and Medicare Part D Coverage Gap.

Chargebacks and distributor service fees increased by $8.4 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012.  Chargebacks and distributor service fees increased by approximately $4.0 million and $4.3 million, respectively, primarily due to higher sales volumes.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the three-month periods ended March 31, 2013 and 2012 were as follows (dollar amounts in millions):

	Three-Month Periods Ended
	March 31,			Percent
	2013	2012	Increase	Change

Cost of goods sold (excluding amortization of acquired intangible assets)	$80.5	$72.5	$8.0	11.0%
Percent of net product sales	5.6%	5.8%

Research and development	$452.4	$362.0	$90.4	25.0%
Percent of total revenue	30.9%	28.4%

Selling, general and administrative	$369.0	$325.8	$43.2	13.3%
Percent of total revenue	25.2%	25.6%

Amortization of acquired intangible assets	$65.7	$41.8	$23.9	57.2%

Acquisition related (gains) charges and restructuring, net	$33.2	$(11.1)	$44.3	399.1%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) increased by $8.0 million to $80.5 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012.  The increase was primarily due to the higher level of sales activity.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.6% for the three-month period ended March 31, 2013 compared to 5.8% for the three-month period ended March 31, 2012.  The cost of goods sold ratio in 2013 was favorably impacted by lower cost products, such as REVLIMID®, comprising a larger portion of total net sales.

Research and Development:  Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, supplies and upfront and milestone payments arising from collaboration arrangements.

Research and development expenses increased by $90.4 million to $452.4 million for the three-month period ended March 31, 2013, compared to the three-month period ended March 31, 2012. The increase was primarily due to $105.7 million in payments made related to research and development collaboration arrangements in the current year quarter.  The three-month period ended March 31, 2012 included a $22.2 million in-process research and development (IPR&D) asset impairment charge related to ISTODAX® for PTCL in Europe and no IPR&D asset impairment charges were recorded in the period ended March 31, 2013.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended
	March 31,		Increase
	2013	2012	(Decrease)

Human pharmaceutical clinical programs	$176.5	$189.4	$(12.9)
Other pharmaceutical programs	119.1	102.0	17.1
Drug discovery and development	45.1	40.6	4.5
Cellular therapy	6.0	7.8	(1.8)
Collaboration arrangements	105.7	-	105.7
IPR&D impairments	-	22.2	(22.2)
Total	$452.4	$362.0	$90.4

We make significant investments in research and development in support of multiple ongoing proprietary clinical development programs which support both our existing products and pipeline of new drug candidates.  REVLIMID is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, CLL, and non-deletion 5q MDS.  Phase III trials for POMALYST® in relapsed refractory multiple myeloma, in addition to VIDAZA® in AML, and CC-486 for MDS and AML are also underway.  In solid tumors, we continue to evaluate ABRAXANE® in a phase III trial for metastatic melanoma and have recently completed a phase III trial for ABRAXANE® in pancreatic cancer.  Our lead product candidate in Inflammation & Immunology, apremilast, is being evaluated in broad phase III programs for psoriatic arthritis, psoriasis, and ankylosing spondylitis.

Beyond our phase III programs is a growing early-to-mid-stage pipeline of novel therapies addressing significant unmet medical needs, including CC-292 (BTK inhibitor), CC-223 (dual TORK inhibitor), CC-115 (dual TORK/DNA PK inhibitor), CC-122 (pleiotropic pathway modulator), CC-220 and CC-11050 (anti-inflammatory), PDA-001 and PDA-002 (cellular therapies), in addition to partnered molecules ACE-011 (ActR fusion protein), ACE-536 (GDF trap) and EPZ-5676 (DOT1L inhibitor).

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended March 31, 2013, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials

Disease
Product	Indication
ISTODAX®	Front line PTCL

Regulatory approval requests in major markets

	Disease	Major	Regulatory	Date of
Product	Indication	Market	Agency	Submission
ABRAXANE®	Pancreatic cancer	U.S.	FDA	Mar-13
ABRAXANE®	Pancreatic cancer	E.U.	CHMP[1]	Apr-13
Apremilast	Psoriatic arthritis	U.S.	FDA	Mar-13

Regulatory agency actions

	Disease	Major	Regulatory
Product	Indication	Market	Agency	Action
REVLIMID®	Del 5q MDS[2]	E.U.	CHMP[1]	Positive Opinion
REVLIMID®	RRMM[3]	China	SFDA[4]	Approval
POMALYST®	RRMM[3]	U.S.	FDA	Approval
ISTODAX®	PTCL	E.U.	EMA	Adopted CHMP[1] recommended denial

1 European Medicines Agency’s Committee for Medicinal Products for Human Use

2 Deletion 5q myelodysplastic syndromes

3 Relapsed/refractory multiple myeloma

4 China State Food and Drug Administration

Selling, General and Administrative:  Selling, general and administrative expenses primarily include salary and benefit costs for employees included in our sales, marketing, finance, legal and administrative organizations, costs related to the launch of new products or those approved for new indications, outside legal and professional services, donations to independent non-profit organizations and facilities costs.

Selling, general and administrative expenses increased by $43.2 million to $369.0 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012 partly due to a $14.1 million increase in service fees attributable to Latin American operations, a $15.1 million increase related to headcount and marketing activities primarily related to the launch of POMALYST® and increases in other personnel related costs and marketing activities in support of our products.  The increase was partly offset by a $32.5 million decrease in donations to independent non-profit organizations in the United States.

Amortization of Acquired Intangible Assets:  Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended March 31, 2013 and 2012 (in millions):

	Three-Month Periods Ended
	March 31,
Acquisitions	2013	2012	Increase

Abraxis	$40.0	$21.9	$18.1
Avila	11.8	6.0	5.8
Gloucester	12.9	12.9	-
Pharmion	1.0	1.0	-

Total amortization	$65.7	$41.8	$23.9

Amortization of acquired intangible assets increased by $23.9 million to $65.7 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012 primarily due to $19.5 million from the October 2012 approval of ABRAXANE® in the U.S. for the treatment of NSCLC which resulted in the commencement of amortization of the related intangible asset and a $5.9 million increase in amortization related to intangible assets obtained in the March 2012 acquisition of Avila.  The increases were partly offset by an intangible asset becoming fully amortized during 2012.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition related (gains) charges and restructuring, net was a net charge of $33.2 million for the three-month period ended March 31, 2013 compared to a net gain of $11.1 million for the three-month period ended March 31, 2012.  The three-month period ended March 31, 2012 included a $37.0 million favorable adjustment to the accretion of a contingent liability related to the acquisition of Gloucester.  In addition, an increase in the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis increased the Abraxis-related expense by $6.1 million to $29.9 million for the three-month period ended March 31, 2013.

Interest and Investment Income, Net:  Interest and investment income, net increased by $1.1 million to $4.8 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012.  The increase was primarily due to a $3.8 million increase in interest income generated from higher investment balances compared to the prior year quarter, partly offset by a net increase in the cost of amortization of discounts and premiums related to investments and a decrease in gains on the sale of investments.

Interest (Expense):  Interest (expense) increased by $6.5 million to $17.9 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012 primarily due to interest and fees associated with the issuance of an additional $1.500 billion in senior notes in August 2012.

Other Income (Expense), Net:  Other income (expense), net was a net expense of $2.3 million and $0.6 million for the three-month periods ended March 31, 2013 and 2012, respectively.  The expense for the three-month period ended March 31, 2013 primarily included a $9.3 million impairment charge related to a certain investment, partly offset by net foreign exchange gains and the favorable impact from forward point amortization on foreign exchange forward contracts.

Income Tax Provision:  The income tax provision decreased by $9.0 million to $63.5 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012.  The estimated full year 2013 underlying effective tax rate of 14.4% reflects the impact of our global business footprint.  The decrease in the estimated underlying effective tax rate from the first quarter of 2012 reflects a projected increase in tax benefits from certain acquisition-related items.  The effective tax rate for the first quarter of 2013 was reduced by 0.2 percentage points as a result of a discrete item related to the retroactive reinstatement of the 2012 U.S. research and development tax credit.  The U.S. research and development tax credit expired on December 31, 2011 and was retroactively reinstated in the first quarter of 2013.  The income tax provision for the three-month period ended March 31, 2012 included an estimated full year underlying effective tax rate of 16.1% (which subsequently decreased to 13.5% when the actual 2012 full year results were achieved).  The effective tax rate for the first quarter of 2012 was reduced by 0.8 percentage points as a result of a decrease in unrecognized tax benefits related to the expirations of statutes of limitations.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in millions):

	March 31,	December 31,	Increase
	2013	2012	(Decrease)
Financial assets:
Cash and cash equivalents	$1,495.6	$2,090.4	$(594.8)
Marketable securities available for sale	2,024.9	1,809.9	215.0
Total financial assets	$3,520.5	$3,900.3	$(379.8)
Debt:
Short-term borrowings	$362.0	$308.5	$53.5
Long-term debt, net of discount	2,764.1	2,771.3	(7.2)
Total debt	$3,126.1	$3,079.8	$46.3

Working capital (1)	$3,652.0	$3,767.5	$(115.5)

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

Many of our operations are conducted outside the United States, and significant portions of our cash, cash equivalents and short-term investments are held internationally.  As of March 31, 2013, we held approximately $3.200 billion of these short-term funds in foreign tax jurisdictions.  The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business-development activities.  As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows).  Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments.  We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the U.S., no accrual for U.S. taxes is provided.  Approximately $900.0 million of our foreign earnings may not be required for use in offshore operations and may be available for use in the United States.  These earnings are not treated as permanently reinvested, and accordingly, our deferred tax liabilities as of March 31, 2013 and December 31, 2012 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated.  The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the U.S.  We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program:  Our Board of Directors has approved an aggregate $6.500 billion stock repurchase program of which we have approximately $834.2 million remaining for future share repurchases, after deducting $600.0 million paid in February 2013 pursuant to an accelerated share repurchase (ASR) agreement.  During the three-month period ended March 31, 2013, we used $1.044 billion for repurchases of our common stock, including the $600.0 million paid for the ASR for which we have received a partial delivery of shares.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), non-U.S. government agency and Supranational securities, global corporate debt securities and asset backed securities.  All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale.  We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase.  The $379.8 million decrease in cash, cash equivalents and marketable securities available for sale at March 31, 2013 compared to December 31, 2012 was primarily due to $1.044 billion paid under our share repurchase program, $133.0 million in payments related to research and development collaboration arrangements, and purchases of marketable securities, partly offset by cash generated from operations.

Marketable securities available for sale are carried at fair value, held for an unspecified period of time and are intended for use in meeting our ongoing liquidity needs.  Unrealized gains and losses on available-for-sale securities, which are deemed to be temporary, are reported as a separate component of stockholders’ equity, net of tax.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  The amortization, along with realized gains and losses and other than temporary impairment charges, is included in interest and investment income, net.  For more information related to the fair value and valuation of our marketable securities, see Note 6 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Accounts Receivable, Net:  Accounts receivable, net increased by $68.2 million to $1.029 billion at March 31, 2013 compared to December 31, 2012.  The impact of increased U.S. and international sales of REVLIMID®, VIDAZA® and ABRAXANE® was partly offset by increased collections in certain markets.  Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States.  We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable.  Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $325.3 million at March 31, 2013 compared to $324.2 million at December 31, 2012.  Approximately $53.1 million of the $325.3 million receivable at the end of March 31, 2013 was greater than one year past due.  Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece.  We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances.  We continue to receive payments from these countries, and closely monitor the plans for payment at the regional government level.  Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments.  We have the option to pursue legal action against certain of our customers.  In view of the protracted timeline associated with collecting the outstanding balances through legal action and the current direct communication with our customers, in many instances, we do not believe pursuing legal action to be the best approach for any of the parties involved.

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

Inventory:  Inventory balances increased by $15.9 million to $275.4 million at March 31, 2013 compared to December 31, 2012.  The increase was primarily due to an expected increase in future sales levels of our major products.

Other Current Assets:  Other current assets increased by $64.8 million to $385.0 million at March 31, 2013 compared to December 31, 2012 primarily due to a $61.9 million increase in the fair value of foreign currency forward contracts and a $16.0 million increase in receivables related to exercises of employee stock options, partly offset by a $19.8 million decrease in other prepaid taxes and decreases in other prepaid accounts.

Commercial Paper:  In September 2011, we entered into a commercial paper program (the Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis up to a maximum aggregate amount outstanding at any time of $1.000 billion, the proceeds of which will be used for general corporate purposes.  The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue.  The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis.  Borrowings under the Program are accounted for as short-term borrowings.  As of March 31, 2013, $362.0 million of Commercial Paper was outstanding compared to $308.5 million as of December 31, 2012, bearing an effective interest rate of 0.4%.

Senior Unsecured Credit Facility:  In September 2011, we entered into a senior unsecured revolving credit facility (Credit Facility) providing for revolving credit in the aggregate amount of $1.000 billion, which was increased to $1.500 billion in April 2013. The term of the Credit Facility was also extended to September 2, 2016 from April 18, 2018.  Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum), up to a maximum aggregate amount of $1.750 billion.

Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of March 31, 2013 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all debt covenants as of March 31, 2013.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities decreased by $169.1 million to $1.184 billion at March 31, 2013 compared to December 31, 2012.  The decrease was primarily due to a $54.4 million decrease in compensation-related accruals, $41.0 million decrease in amounts owed related to our common share repurchase program due to the timing of transaction settlements, $31.9 million decrease in other taxes payable, $25.6 million decrease in the fair value of foreign currency forward derivative contracts and $8.6 million decrease in clinical trial accruals, partly offset by a $31.2 million increase in sales adjustments.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $6.8 million to $206.8 million at March 31, 2013 compared to December 31, 2012, primarily from the current provision for income taxes of $116.6 million and net deferred intercompany credits of $4.3 million, offset by income tax payments of $76.6 million and a tax benefit of stock options of $37.2 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the three-month periods ended March 31, 2013 and 2012 were as follows (in millions):

	Three-Month Periods Ended
	March 31,
	2013	2012	Change

Net cash provided by operating activities	$367.3	$344.4	$22.9
Net cash provided by (used in) investing activities	$(251.5)	$(6.4)	$(245.1)
Net cash provided by (used in) financing activities	$(687.4)	$(344.0)	$(343.4)

Operating Activities:  Net cash provided by operating activities increased by $22.9 million to $367.3 million for the three-month period ended March 31, 2013 compared to the three-month period ended March 31, 2012.  The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations.

Investing Activities: Net cash used in investing activities for the three-month period ended March 31, 2013 increased to a net usage of $251.5 million compared to a net usage of $6.4 million for the three-month period ended March 31, 2012.  The increase in net cash used in investing activities was principally related to $219.5 million used for net purchases of marketable securities available for sale during the three-month period ended March 31, 2013 compared to net sales of $379.7 million in the three-month period ended March 31, 2012. This 2012 source of cash was substantially offset by the cash use of $352.2 million related to the acquisition of Avila in March 2012.

Financing Activities:  Net cash used in financing activities for the three-month period ended 2013 was $687.4 million compared to net cash used of $344.0 million in the three-month period ended 2012.  The $343.4 million increase in net cash used in financing activities in the three-month period ended March 31, 2013 was primarily attributable to $1.044 billion for repurchases of our common stock, including $600.0 million paid under the ASR agreement, as compared to $202.7 million for repurchases in the three-month period ended March 31, 2012. This increase was partially offset by $53.3 million in net proceeds from short-term borrowings in 2013 as compared to $375.4 million of net repayments on short-term borrowings in the three-month period ended March 31, 2012.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Annual Report on Form 10-K.  There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2012 aside from those disclosed in Note 14 of the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Estimates and Significant Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our significant accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K.  Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Annual Report on Form 10-K.  There have not been any material changes to such significant accounting policies and critical accounting estimates since December 31, 2012.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity.  These guidelines are reviewed periodically and may be modified depending on market conditions.  Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.  At March 31, 2013, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt and certain foreign exchange contracts.

Marketable Securities Available for Sale:  At March 31, 2013, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency MBS, non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities and a marketable equity security.  U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt–global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.  Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

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

As of March 31, 2013, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less than			Over
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total

Principal amount	$275.2	$1,430.9	$250.5	$23.0	$1,979.6
Fair value	$277.6	$1,458.6	$264.9	$23.6	$2,024.7
Weighted average interest rate	0.3%	0.6%	1.5%	1.4%	0.7%

Long-Term Debt: In August 2012 and October 2010, we issued an aggregate $2.750 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of are summarized below as of March 31, 2013 (in millions):

	Principal	Carrying
	Amount	Value
2.450% senior notes due 2015	$500.0	$518.4
1.900% senior notes due 2017	500.0	501.1
3.950% senior notes due 2020	500.0	501.5
3.250% senior notes due 2022	1,000.0	993.6
5.700% senior notes due 2040	250.0	249.5
Total long-term debt	$2,750.0	$2,764.1

At March 31, 2013, the fair value of our senior notes outstanding was $2.868 billion.

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

We enter into foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at March 31, 2013 and December 31, 2012 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2013 and December 31, 2012 (in millions):

	Notional Amount
Foreign Currency	March 31, 2013	December 31, 2012

Australian Dollar	$6.2	$5.1
British Pound	87.7	77.9
Canadian Dollar	105.2	134.4
Euro	1,322.4	969.3
Japanese Yen	393.5	236.2
Total	$1,915.0	$1,422.9

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis.  As of March 31, 2013, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also enter into foreign currency forward contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies.  These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period.  The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at March 31, 2013 and December 31, 2012 were $971.2 million and $795.4 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates.  Assuming that the March 31, 2013 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $291.4 million.  However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability

Foreign Currency Option Contracts: We hedge a portion of our future foreign currency exposure by utilizing a strategy that involves both a purchased local currency put option and a written local currency call option that are accounted for as hedges of future sales denominated in Euros.  Specifically, we sell (or write) a local currency call option and purchase a local currency put option with the same expiration dates and amounts but with different strike prices; this combination of transactions is generally referred to as a “collar”.  The expiration dates and notional amounts correspond to the amount and timing of forecasted future foreign currency sales.  If the U.S. dollar weakens relative to the currency of the hedged anticipated sales, the purchased put option value reduces to zero and we benefit from the increase in the U.S. dollar equivalent value of our anticipated foreign currency cash flows, however this benefit would be capped at the strike level of the written call, which forms the upper end of the collar.  The premium collected from the call option partially offsets the premium paid for the purchased put option, resulting in a net cost for the collars.

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

Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at March 31, 2013 and December 31, 2012 (in millions):

	Notional Amount*
Foreign Currency Option	March 31, 2013	December 31, 2012

Designated as hedging activity:
Purchased Put	$139.0	$228.8
Written Call	$144.6	$235.9

Not designated as hedging activity:
Purchased Put	$131.0	$160.5
Written Put	$(131.0)	$(216.0)

* U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option.  The local currency notional amounts of our purchased put, and written call that are designated as hedging activity are equal to each other.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates.  Assuming that the March 31, 2013 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts that are designated as hedges would change by approximately $12.9 million.  However, since the foreign currency option contracts designated as hedges hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.  Assuming that the March 31, 2013 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts that are not designated as hedges would change by approximately $1.6 million.  This impact would be recorded to income during the period during which the change in currency rates occurred.

Interest Rate Risk Management

Treasury Rate Lock Agreements:  In anticipation of issuing fixed-rate debt, we may use treasury rate lock agreements (treasury rate locks) that we designate as cash-flow hedges.  To the extent treasury rate locks are effective cash-flow hedges, any realized or unrealized gains or losses on the treasury rate locks are reported in OCI and are recognized in income over the life of the anticipated fixed-rate notes.

During 2012, we entered into treasury rate locks in anticipation of issuing fixed-rate notes that were issued in August 2012.  The treasury rate locks were settled during 2012, resulting in losses of $35.3 million that were recorded to OCI.  No material amounts were recorded in income during the three-month periods ended March 31, 2013 or 2012 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. We have not entered into any treasury rate locks during the three months ended March 31, 2013 and at March 31, 2013 we had no outstanding treasury rate locks.

Interest Rate Swap Contracts:  From time to time we hedge the fair value of certain debt obligations through the use of interest rate swap contracts.  The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in interest rates.  Since the specific terms and notional amount of the swap are intended to match those of the debt being hedged, it is assumed to be a highly effective hedge and all changes in fair value of the swap are recorded on the Consolidated Balance Sheets with no net impact recorded in income.  Any net interest payments made or received on interest rate swap contracts are recognized as interest expense.  We may terminate the hedging relationship of certain swap contracts by settling the contracts or by entering into offsetting contracts.  At the time a hedging relationship is terminated, accumulated gains or losses associated with the swap contract are measured and recorded as a reduction of current and future interest expense associated with the previously hedged notes.

During the three-month period ended March 31, 2013, we entered into $400.0 million notional amount of swap contracts that were designated as hedges of our 3.95% fixed rate notes due in 2020 and also during the three-month period ended March 31, 2013 terminated the hedging relationship by settling the contracts.  This resulted in net proceeds received of $2.8 million which is accounted for as a reduction of current and future interest expense associated with these notes.  See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

At March 31, 2013, we were a party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes.  The following table summarizes the notional amounts of our outstanding swap contracts at March 31, 2013 (in millions):

	Notional Amount
	March 31, 2013	December 31, 2012

Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due in 2015	$400.0	$-
1.900% senior notes due in 2017 (1)	500.0	100.0
3.250% senior notes due in 2022 (2)	1,000.0	200.0
Total	$1,900.0	$300.0

(1)             $400.0 million was settled in April 2013 resulting in net proceeds received of $1.7 million, which is accounted for as a reduction of past and future interest expense associated with these notes.

(2)             $400.0 million was settled in April 2013 resulting in net proceeds received of $4.5 million, which is accounted for as a reduction of past and future interest expense associated with these notes.

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at March 31, 2013 would have reduced the aggregate fair value of our net payable by $68.3 million. A one percentage point decrease at March 31, 2013 would have increased the aggregate fair value of our net payable by $78.6 million.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1.    Legal Proceedings.

The information called for by this item is incorporated herein by reference to Note 16 included in Part I, Item 1, Financial Statements - Notes to Unaudited Consolidated Financial Statements.

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

•                 fluctuations in foreign currency exchange rates; and

•                 economic and market instability.

We are dependent on the continued commercial success of our primary products REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE® and POMALYST® and a significant decline in demand for or use of these products or our other commercially available products could materially and adversely affect our operating results.

During the next several years, the growth of our business will be largely dependent on the commercial success of REVLIMID®, VIDAZA®, THALOMID®, ABRAXANE®, and POMALYST®.  We cannot predict the extent to which these or our other existing or new products will be accepted by regulators, physicians, patients and other key opinion leaders as effective drugs with certain advantages over existing or future therapies.  We are continuing to introduce our products in additional international markets and to obtain approvals for additional indications both in the United States and internationally.  A delay in gaining the requisite regulatory approvals for these markets or indications could negatively impact our growth plans and the value of our stock.

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

It is necessary that our primary products achieve and maintain market acceptance.  A number of factors may adversely impact the degree of market acceptance of our products, including the products’ efficacy, safety, price and benefits, if any, over competing products, as well as the reimbursement policies of third-party payers, such as government and private insurance plans, patent disputes and claims about adverse side effects.

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

The testing, marketing and manufacturing of our products requires regulatory approval, including approval from the FDA and, in some cases, from the Environmental Protection Agency (EPA) or governmental authorities outside of the United States that perform roles similar to those of the FDA and EPA, including the EMA, European Commission, the Japanese Pharmaceuticals and Medical Devices Agency, the Swissmedic, the Australian Therapeutic Goods Administration and Health Canada.  Certain of our pharmaceutical products, such as FOCALIN®, fall under the Controlled Substances Act of 1970 that requires authorization by the U.S. Drug Enforcement Agency (DEA) of the U.S. Department of Justice in order to handle and distribute these products.

The regulatory approval process presents a number of risks to us, principally:

•                In general, preclinical tests and clinical trials can take many years, and require the expenditure of substantial resources, and the data obtained from these tests and trials can be susceptible to varying interpretation that could delay, limit or prevent regulatory approval;

•                 Delays or rejections may be encountered during any stage of the regulatory process based upon the failure of the clinical or other data to demonstrate compliance with a regulatory agency’s requirements for safety, efficacy and quality or, in the case of a product seeking an orphan drug indication, because another designee received approval first or receives approval of other labeled indications;

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

•                Products, such as REVLIMID® and POMALYST®, that are subject to accelerated approval can be subject to an expedited withdrawal if the post-marketing restrictions are not adhered to or are shown to be inadequate to assure the safe use of the drug, or evidence demonstrates that the drug is not shown to be safe and effective under its conditions of use.  Additionally, promotional materials for such products are subject to enhanced surveillance, including pre-approval review of all promotional materials used within 120 days following marketing approval and a requirement for the submissions 30 days prior to initial dissemination of all promotional materials disseminated after 120 days following marketing approval; and

•                Our risk evaluation and mitigation strategies, labeling and promotional activities relating to our products as well as our post-marketing activities are regulated by the FDA, the Federal Trade Commission, the United States Department of Justice, the DEA, state regulatory agencies and foreign regulatory agencies and are subject to associated risks.  In addition, individual states, acting through their attorneys general, have become active as well, seeking to regulate the marketing of prescription drugs under state consumer protection and false advertising laws. If we fail to comply with regulations regarding the promotion and sale of our products, appropriate distribution of our products under our restricted distribution systems, off-label promotion and the promotion of unapproved products, such agencies may bring enforcement actions against us that could inhibit our commercial capabilities as well as result in significant penalties.

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

Our ability to sell our products to hospitals in the United States depends in part on our relationships with group purchasing organizations (GPOs). Many existing and potential customers for our products become members of GPOs. GPOs negotiate pricing arrangements and contracts, sometimes on an exclusive basis, with medical supply manufacturers and distributors, and these negotiated prices are made available to a GPO’s affiliated hospitals and other members. If we are not one of the providers selected by a GPO, affiliated hospitals and other members may be less likely to purchase our products, and if the GPO has negotiated a strict sole source, market share compliance or bundling contract for another manufacturer’s products, we may be precluded from making sales to members of the GPO for the duration of that contractual arrangement. Our failure to renew contracts with GPOs may cause us to lose market share and could have a material adverse effect on our sales, financial condition and results of operations. We cannot assure you that we will be able to renew these contracts at the current or substantially similar terms. If we are unable to keep our relationships and develop new relationships with GPOs, our competitive position may suffer.

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

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.  Further, we are aware of third-party U.S. patents that relate to, for example, the use of certain stem cell technologies and cannot be certain as to any impact to our potential products, or guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, opposition proceedings before a foreign patent office or any interference proceedings before the United States Patent & Trademark Office (PTO).

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

The FDA approval process allows for the approval of an Abbreviated New Drug Application (ANDA) or 505(b)(2) application for a generic version of our approved products upon the expiration, through passage of time or successful legal challenge, of relevant patent or non-patent exclusivity protection.  Generic manufacturers pursuing ANDA approvals are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative companies who have incurred substantial expenses associated with the research and development of the drug product.  Accordingly, while our products currently may retain certain regulatory and or patent exclusivity, our products are or will be subject to ANDA applications to the FDA in light of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act.  The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection prior to the generic manufacturer actually commercializing their products—the so-called “Paragraph IV” certification procedure. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the applicability of Orange Book-listed patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue.  During the exclusivity periods, the FDA is generally prevented from granting effective approval of an ANDA.  Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application.  Further, upon such expiration event, the FDA may require a generic competitor to participate in some form of risk management system which could include our participation as well.  Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities.

If an ANDA filer or a 505(b)(2) applicant were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenues for that product would be adversely affected.

We received three Paragraph IV Certification Letters dated August 30, 2010, June 12, 2012 and March 14, 2013, respectively, advising us that Natco Pharma Limited of Hyderabad, India (Natco) submitted an ANDA to the FDA with respect to REVLIMID®. See Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for further information.

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

•                 AstraZeneca, which potentially competes in clinical trials with our compounds and TNF-α inhibitors;

•                 Biogen Idec is generally developing drugs that address the oncology and immunology markets;

•                 Bristol Myers Squibb, which potentially competes with ABRAXANE®, and in clinical trials with our compounds and TNF-α inhibitors, in addition to other oncology products in general;

•                 F. Hoffman-La Roche, which potentially competes in clinical trials with our ®TNF-α inhibitors, in addition to other oncology products in general;

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

See our discussion of accounts receivable from Spain, Italy and Portugal in the Management Discussion and Analysis section of this report for details related to amounts receivable from the government owned or controlled hospitals  in Spain, Italy and Portugal.

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

In the fourth quarter of 2009, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC).  The FTC requested documents and other information relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs in order to evaluate whether there is reason to believe that we have engaged in unfair methods of competition.  In the first quarter of 2010, the State of Connecticut referenced the same issues as those referenced in the 2009 CID and issued a subpoena.  In the fourth quarter of 2010, we received a second CID from the FTC relating to this matter.  We continue to cooperate with the FTC and the State of Connecticut investigations.

In the first quarter of 2011, the United States Attorney’s Office for the Central District of California informed us that they are investigating possible off-label marketing and improper payments to physicians in connection with the sales of THALOMID® and REVLIMID®.  In the third quarter of 2012, we learned that two other United States Attorneys’ offices (the Northern District of Alabama and the Eastern District of Texas) and various state Attorneys General are conducting related investigations.  We are cooperating with these investigations.

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

While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance to protect against all potential risks and liabilities.  If any litigation or governmental investigation were to have a material adverse result, there could be a material impact on our results of operations, cash flows or financial condition.  See Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

The stem cell products that we are developing through our Celgene Cellular Therapeutics (CCT) subsidiary may represent substantial departures from established treatment methods and will compete with a number of traditional products and therapies which are now, or may be in the future, manufactured and marketed by major pharmaceutical and biopharmaceutical companies.  Furthermore, public attitudes may be influenced by claims that stem cell therapy is unsafe, and stem cell therapy may not gain the acceptance of the public or the medical community.

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

We have our own manufacturing facilities for many of our products and we have contracted with third-party manufacturers and distributors to provide active pharmaceutical ingredient (API) encapsulation, finishing services, packaging and distribution services to meet our needs.  These operations expose us to risks that include the possibility that our or our suppliers’ manufacturing processes and distribution channels could be partially or completely disrupted by a fire, natural disaster, terrorist attack, governmental action or military action. In the case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the uncovered cost of any disruption. For these reasons, a significant disruptive event affecting these manufacturing facilities or sites could materially and adversely affect our business and results of operations.  In addition, if we inaccurately predict market demand for our products, we may be unable to sufficiently increase production capacity to satisfy demand or may incur costs associated with excess inventory that we manufacture.

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

Currency fluctuations and changes in exchange rates could adversely affect our revenue growth, increase our costs and could cause our profitability to decline.

We collect and pay a substantial portion of our sales and expenditures in currencies other than the U.S. dollar. Therefore, fluctuations in foreign currency exchange rates affect our operating results.

We utilize foreign currency forward contracts and option contracts, which are derivative instruments, to manage foreign currency risk, but not to engage in currency speculation.  We use these derivative instruments to hedge certain forecasted transactions and balance sheet exposures denominated in foreign currencies.  The use of these derivative instruments is intended to mitigate the exposure of these risks with the intent to reduce our risk or cost, but may not fully offset any change in operating results as a consequence of fluctuations in foreign currencies.  Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations.  See Note 7 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

In addition, our operations may be materially impacted by conditions affecting the global markets generally. Global markets may be adversely affected by many factors beyond our control, including global, regional and industrial economic instability and market volatility, sovereign debt issues, rising interest rates or inflation, terrorism or political uncertainty.  A market downturn in general and/or in the biopharmaceutical sector in particular, may adversely affect the market price of our securities, which may not necessarily reflect the actual or perceived value of our company.

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

Our board of directors has the authority to issue, at any time, without further stockholder approval, up to 5.0 million shares of preferred stock, and to determine the price, rights, privileges and preferences of those shares.  An issuance of preferred stock could discourage a third-party from acquiring a majority of our outstanding voting stock.  Additionally, our by-laws contain provisions intended to strengthen the board’s position in the event of a hostile takeover attempt.  These provisions could impede the stockholders’ ability to remove and replace our management and/or board of directors.  Furthermore, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law, which may also dissuade a potential acquirer of our common stock.

In addition to the risks relating to our common stock, holders of our CVRs are subject to additional risks.

On October 15, 2010, we acquired all of the outstanding common stock of Abraxis and in connection with our acquisition, CVRs, were issued under a CVR Agreement entered into between us and American Stock Transfer & Trust Company, LLC, as trustee.  Pursuant to the CVR Agreement, each holder of a CVR is entitled to receive a pro rata portion, based on the number of CVRs then outstanding, of certain milestone and net sales payments if certain specified conditions are satisfied. For more information, see Part II, Item 8, Note 2 of Notes to Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)                                            Issuer Purchases of Equity Securities

Since April 2009, our Board of Directors has approved repurchases of up to an aggregate of $6.500 billion of our common stock.  Approved amounts exclude share repurchase transaction fees.

As part of the existing Board authorized share repurchase program, in February 2013 we entered into an ASR agreement with an investment bank to repurchase an aggregate of $600.0 million of our common stock.

The following table presents the total number of shares purchased during the three-month period ended March 31, 2013, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our publicly announced repurchase program:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)

January 1 - January 31	2,980,000	$93.98	2,980,000	$1,556,832,514
February 1 - February 28	4,036,263	$98.83	4,036,263	$853,060,964
March 1 - March 31	166,614	$113.00	166,614	$834,233,515
Total	7,182,877	$95.97	7,182,877

(1)             As part of the ASR agreement we received an initial delivery of 2,986,263 shares with a fair market value of $300.0 million.  The initial delivery of 2,986,263 shares reduced our outstanding shares used to determine our weighted average shares outstanding for purposes of calculating basic and diluted earnings per share.  The total number of shares that will ultimately be repurchased under the ASR agreement will be determined upon final settlement in May 2013 and will be based on a discount to the volume-weighted average price of our common stock during the ASR period.

(2)             The Average Price Paid per Share is based on the price paid per share in the open market and does not include ASR transactions.

During the period covered by this report, we did not sell any of our equity shares that were not registered under the Securities Act of 1933, as amended.

Item 6.    Exhibits.

10.1	Letter agreement with Mark J. Alles

10.2	Letter agreement with Thomas O. Daniel, M.D.

10.3	Letter agreement with Perry A. Karsen

31.1	Certification by the Company’s Chief Executive Officer.

31.2	Certification by the Company’s Chief Financial Officer.

32.1	Certification by the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101

The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

DATE:	April 30, 2013	By:	/s/Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D.
Executive Vice President Chief Financial Officer
(principal financial and accounting officer)