Form 10-Q
period 2013-06-30
CELGENE CORP /DE/
filed 2013-07-30
CIK 816284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

At July 23, 2013, 411,276,009 shares of Common Stock, par value $.01 per share, were outstanding.

CELGENE CORPORATION

FORM 10-Q TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In millions, except per share amounts)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Revenue:
Net product sales	$1,564.1	$1,336.6	$2,993.4	$2,582.1
Collaborative agreements and other revenue	3.1	3.3	10.2	5.9
Royalty revenue	31.8	26.9	60.0	52.1
Total revenue	1,599.0	1,366.8	3,063.6	2,640.1
Expenses:
Cost of goods sold (excluding amortization of acquired intangible assets)	80.9	71.9	161.4	144.4
Research and development	458.1	447.2	910.5	809.2
Selling, general and administrative	418.1	323.0	787.1	648.8
Amortization of acquired intangible assets	65.7	44.1	131.4	85.9
Acquisition related (gains) charges and restructuring, net	12.5	39.3	45.7	28.2
Total costs and expenses	1,035.3	925.5	2,036.1	1,716.5
Operating income	563.7	441.3	1,027.5	923.6
Other income and (expense):
Interest and investment income, net	4.5	3.1	9.3	6.8
Interest (expense)	(19.6)	(11.4)	(37.5)	(22.8)
Other income (expense), net	9.2	7.7	6.9	7.1
Income before income taxes	557.8	440.7	1,006.2	914.7
Income tax provision	79.7	73.3	143.2	145.8
Net income	$478.1	$367.4	$863.0	$768.9
Net income per common share:
Basic	$1.15	$0.84	$2.07	$1.76
Diluted	$1.11	$0.82	$2.00	$1.72
Weighted average shares:
Basic	414.1	436.7	416.0	437.5
Diluted	429.3	445.4	431.0	447.1

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in millions)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Net income	$478.1	$367.4	$863.0	$768.9
Other comprehensive income (loss):
Foreign currency translation adjustments	10.0	(16.3)	4.1	2.1
Change in functional currency of a foreign subsidiary	—	—	—	13.1
Net unrealized gains (losses) related to cash flow hedges:
Unrealized holding gains (losses), net of tax expense (benefit) of $0 and ($12.1) for the three-months ended June 30, 2013 and 2012, respectively, and $0.2 and ($11.9) for the six-months ended June 30, 2013 and 2012, respectively.	11.5	24.6	86.4	47.9
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $2.8 and ($0.4) for the three-months ended June 30, 2013 and 2012, respectively, and $6.2 and ($3.0) for the six-months ended June 30, 2013 and 2012, respectively.	(4.0)	(18.6)	(0.2)	(35.0)
Net unrealized gains (losses) on marketable securities available for sale:
Unrealized holding gains (losses), net of tax expense (benefit) of $19.9 and ($0.1) for the three-months ended June 30, 2013 and 2012, respectively, and $19.9 and ($0.1) for the six-months ended June 30, 2013 and 2012, respectively.	34.9	(0.9)	33.0	1.6
Reclassification adjustment for (gains) losses included in net income, net of tax (expense) benefit of $1.0 and $0 for the three-months ended June 30, 2013 and 2012, respectively, and $1.0 and $0 for the six-months ended June 30, 2013 and 2012, respectively.	1.4	0.1	2.2	(0.3)
Total other comprehensive income (loss)	53.8	(11.1)	125.5	29.4
Comprehensive income	$531.9	$356.3	$988.5	$798.3

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In millions, except per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$1,742.3	$2,090.4
Marketable securities available for sale	2,339.1	1,809.9
Accounts receivable, net of allowances of $39.4 and $33.0 at June 30, 2013 and December 31, 2012, respectively	1,014.3	960.5
Inventory	294.4	259.5
Deferred income taxes	64.7	93.2
Other current assets	442.3	320.2
Total current assets	5,897.1	5,533.7
Property, plant and equipment, net	584.9	578.4
Intangible assets, net	2,975.6	3,100.4
Goodwill	2,042.1	2,042.8
Other assets	464.0	479.0
Total assets	$11,963.7	$11,734.3
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$887.8	$308.5
Accounts payable	142.0	145.6
Accrued expenses	711.8	775.7
Income taxes payable	11.4	11.8
Current portion of deferred revenue	25.7	17.3
Other current liabilities	476.4	431.3
Total current liabilities	2,255.1	1,690.2
Deferred revenue, net of current portion	19.0	16.2
Income taxes payable	197.8	188.2
Deferred income taxes	923.6	1,018.4
Other non-current liabilities	430.7	355.5
Long-term debt, net of discount	2,730.4	2,771.3
Total liabilities	6,556.6	6,039.8
Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Preferred stock, $.01 par value per share, 5.0 million shares authorized; none outstanding at June 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $.01 par value per share, 575.0 million shares authorized; issued 506.6 million and 498.4 million shares at June 30, 2013 and December 31, 2012, respectively	5.1	5.0
Common stock in treasury, at cost; 95.4 million and 78.7 million shares at June 30, 2013 and December 31, 2012, respectively	(6,717.1)	(4,823.2)
Additional paid-in capital	8,157.7	7,539.8
Retained earnings	3,885.6	3,022.6
Accumulated other comprehensive income (loss)	75.8	(49.7)
Total stockholders’ equity	5,407.1	5,694.5
Total liabilities and stockholders’ equity	$11,963.7	$11,734.3

See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$863.0	$768.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47.4	38.5
Amortization	135.8	86.6
Provision for accounts receivable allowances	4.2	5.5
Deferred income taxes	(94.9)	174.7
Impairment charges	18.8	22.2
Change in value of contingent consideration	45.7	25.6
Share-based compensation expense	135.4	114.2
Share-based employee benefit plan expense	14.0	7.9
Reclassification adjustment for cash flow hedges included in net income	6.0	(38.0)
Unrealized change in value of derivative instruments	(21.0)	0.9
Realized (gains) losses on marketable securities available for sale	3.2	(0.3)
Other, net	(0.5)	(7.1)
Change in current assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(74.8)	37.4
Inventory	(45.2)	(34.0)
Other operating assets	(53.7)	194.1
Assets held for sale, net	—	(1.2)
Accounts payable and other operating liabilities	97.5	(50.8)
Income tax payable	10.7	(379.8)
Deferred revenue	12.5	2.3
Net cash provided by operating activities	1,104.1	967.6
Cash flows from investing activities:
Proceeds from sales of marketable securities available for sale	1,329.1	850.4
Purchases of marketable securities available for sale	(1,773.4)	(761.0)
Payments for acquisition of business, net of cash acquired	—	(352.2)
Purchases of intellectual property and other assets	(9.4)	1.8
Capital expenditures	(61.3)	(59.3)
Purchases of investment securities	(10.4)	(29.2)
Other investing activities	(1.5)	(0.5)
Net cash used in investing activities	(526.9)	(350.0)
Cash flows from financing activities:
Payment for treasury shares	(1,877.9)	(746.7)
Proceeds from short-term borrowing	3,211.0	2,624.3
Principal repayments on short-term borrowing	(2,633.8)	(2,759.7)
Net proceeds from exercise of common stock options and warrants	320.5	240.9
Excess tax benefit from share-based compensation arrangements	81.2	28.6
Net cash used in financing activities	(899.0)	(612.6)
Effect of currency rate changes on cash and cash equivalents	(26.3)	(2.0)
Net (decrease) increase in cash and cash equivalents	(348.1)	3.0
Cash and cash equivalents at beginning of period	2,090.4	1,859.5
Cash and cash equivalents at end of period	$1,742.3	$1,862.5
 See accompanying Notes to Unaudited Consolidated Financial Statements

CELGENE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
(Unaudited)
(Dollars in millions)

	Six-Month Periods Ended June 30,
	2013	2012
Supplemental schedule of non-cash investing and financing activity:
Change in net unrealized (gain) loss on marketable securities available for sale	$(52.9)	$(1.5)
Matured shares tendered in connection with stock option exercises	$(29.9)	$(0.2)
Supplemental disclosure of cash flow information:
Interest paid	$45.8	$24.5
Income taxes paid	$154.8	$172.4

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

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID® (inclusive of Thalidomide Celgene®), POMALYST® and ISTODAX®.

During the six-months ended June 30, 2013, we have received the following approvals in major markets for new products or additional approvals for existing products:

•
POMALYST® received its first approval from the U.S. Food and Drug Administration (FDA) in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy.

•
REVLIMID® was approved by the FDA in June 2013 for the treatment of patients with mantle cell lymphoma (MCL) whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib.

•
REVLIMID® was approved by the European Commission in June 2013 for the treatment of patients with transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndrome (MDS) associated with an isolated deletion 5q cytogenetic abnormality when other therapeutic options are insufficient or inadequate.

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

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures.  Actual results could differ from those estimates.  We are subject to certain risks and uncertainties related to, among other things, product development, regulatory approval, market acceptance, scope of patent and proprietary rights, competition, outcome of civil and governmental proceedings, European credit risk, technological change and product liability.

Interim results may not be indicative of the results that may be expected for the full year.  In the opinion of management, these unaudited consolidated financial statements include all normal and recurring adjustments considered necessary for a fair presentation of these interim unaudited consolidated financial statements.

2.   Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 of Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Annual Report on Form 10-K). The following significant accounting policy also applies:

Investments in Other Entities: Investments in equity securities that become publicly traded are accounted for as available-for-sale marketable securities prospectively from the date of their initial public offering.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update “Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (ASU 2013-2).  ASU 2013-2 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income.  The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  An entity shall provide this information together, in one location, either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements.  The amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of ASU 2013-2 did not have a material impact on our financial position or results of operations.

3.    Acquisitions and Divestitures

Avila Acquisition

On March 7, 2012 (Acquisition Date) we acquired all of the outstanding common stock of Avila Therapeutics, Inc., which was subsequently renamed Celgene Avilomics Research (Avila).  The acquisition resulted in Avila becoming our wholly-owned subsidiary.  The results of operations for Avila are included in our consolidated financial statements from the Acquisition Date and the assets and liabilities of Avila have been recorded at their respective fair values on the Acquisition Date and consolidated with our other assets and liabilities.

We paid $352.2 million in cash, net of cash acquired, and we may make additional payments based on achievement of developmental and regulatory milestones.  Our potential contingent milestone payments are classified as liabilities, which were measured at fair value as of the Acquisition Date.  The range of potential milestone payments is from no payment if none of the milestones are achieved to an estimated maximum of $595.0 million if all milestones are achieved.  The potential milestones consist of the initiation of phase II and phase III studies, investigational new drug (IND) filings, and other regulatory events related to certain potential products in various stages of development.

4.    Earnings Per Share

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
(Amounts in millions, except per share)	2013	2012	2013	2012
Net income	$478.1	$367.4	$863.0	$768.9
Weighted-average shares:
Basic	414.1	436.7	416.0	437.5
Effect of dilutive securities:
Options, restricted stock units, warrants and other incentives	15.2	8.7	15.0	9.6
Diluted	429.3	445.4	431.0	447.1
Net income per share:
Basic	$1.15	$0.84	$2.07	$1.76
Diluted	$1.11	$0.82	$2.00	$1.72

The total number of potential shares of common stock excluded from the diluted earnings per share computation because their inclusion would have been anti-dilutive was 3.8 million and 10.4 million shares for the three-month periods ended June 30, 2013 and 2012, respectively. The total number of potential shares of common stock excluded for the six-month periods ended June 30, 2013 and 2012 was 4.1 million and 8.5 million, respectively.

During the period of April 2009 through June 2012, our Board of Directors had approved repurchases of up to an aggregate of $6.500 billion of our common stock. During the three-month period ended June 30, 2013 we repurchased $834.2 million of our common stock and exhausted nearly all previously authorized amounts. In June 2013, our Board of Directors authorized an additional $3.000 billion for repurchases of our common stock, which amount remained available at June 30, 2013 for future share repurchases.

As part of the Board authorized share repurchase program, in February 2013 we entered into an Accelerated Share Repurchase (ASR) agreement with an investment bank to repurchase an aggregate of $600.0 million of our common stock.  As part of the ASR

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

agreement we received an initial delivery of 3.0 million shares in February 2013 and a final delivery of 2.2 million shares in May 2013. The total number of shares repurchased under the ASR agreement was 5.2 million shares at a weighted average price of $114.30 per share.

We have repurchased 6.9 million and 16.3 million shares of common stock under the program from all sources, including the ASR, during the three- and six-month periods ended June 30, 2013, respectively.

5.    Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) consist of changes in pension liability, changes in net unrealized gains (losses) on marketable securities classified as available-for-sale, net unrealized gains (losses) related to cash flow hedges and changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency.

The accumulated balances related to each component of other comprehensive income (loss), net of tax, are summarized as follows:

	Pension Liability	Net Unrealized Gains (Losses) From Marketable Securities	Net Unrealized Gains (Losses) From Hedges	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2012	$(10.1)	$4.2	$(16.1)	$(27.7)	$(49.7)
Other comprehensive income before reclassifications	—	33.0	86.4	4.1	123.5
Amounts reclassified from accumulated other comprehensive income	—	2.2	(0.2)	—	2.0
Net current-period other comprehensive income	—	35.2	86.2	4.1	125.5
Balance June 30, 2013	$(10.1)	$39.4	$70.1	$(23.6)	$75.8

Balance December 31, 2011	$(5.4)	$1.8	$8.7	$(67.4)	$(62.3)
Other comprehensive income before reclassifications	—	1.6	47.9	15.2	64.7
Amounts reclassified from accumulated other comprehensive income	—	(0.3)	(35.0)	—	(35.3)
Net current-period other comprehensive income	—	1.3	12.9	15.2	29.4
Balance June 30, 2012	$(5.4)	$3.1	$21.6	$(52.2)	$(32.9)

		Gains (Losses) Reclassified Out of Accumulated Other Comprehensive Income
Accumulated Other Comprehensive	Affected Line Item in the Consolidated Statements of	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Income Components	Income	2013	2012	2013	2012
Gains (losses) from cash-flow hedges:
Foreign exchange contracts	Net product sales	$2.1	$19.0	$(4.3)	$38.0
Treasury rate lock agreements	Interest (expense)	(0.9)	—	(1.7)	—
	Income tax benefit (expense)	2.8	(0.4)	6.2	(3.0)
Gains (losses) from available-for-sale marketable securities:
Realized gain (loss) on sales of marketable securities	Interest and investment income, net	(2.4)	(0.1)	(3.2)	0.3
	Income tax benefit (expense)	1.0	—	1.0	—
Total reclassification, net of tax		$2.6	$18.5	$(2.0)	$35.3

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.    Financial Instruments and Fair Value Measurement

The table below presents information about assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and the valuation techniques we utilized to determine such fair value.  Fair values determined based on Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.  Our Level 1 assets consist of marketable equity securities.  Fair values determined based on Level 2 inputs utilize observable quoted prices for similar assets and liabilities in active markets and observable quoted prices for identical or similar assets in markets that are not very active.  Our Level 2 assets consist primarily of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities, non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities, foreign currency forward contracts, purchased foreign currency options and interest rate swap contracts.  Fair values determined based on Level 3 inputs utilize unobservable inputs and include valuations of assets or liabilities for which there is little, if any, market activity.  We do not have any Level 3 assets.  Our Level 1 liability relates to our publicly traded Contingent Value Rights (CVRs). See Note 2 of Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for a description of the CVRs.  Our Level 2 liabilities relate to interest rate swap contracts and written foreign currency options.  Our Level 3 liabilities consist of contingent consideration related to undeveloped product rights resulting from the acquisition of Gloucester Pharmaceuticals, Inc. (Gloucester) and contingent consideration related to the undeveloped product rights and the technology platform acquired from the Avila acquisition.  The maximum potential payments related to the contingent consideration from the acquisitions of Gloucester and Avila are estimated to be $120.0 million and $595.0 million, respectively.

	Balance at June 30, 2013	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$2,339.1	$110.2	$2,228.9	$—
Forward currency contracts	119.3	—	119.3	—
Purchased currency options	0.9	—	0.9	—
Total assets	$2,459.3	$110.2	$2,349.1	$—
Liabilities:
Contingent value rights	$(316.3)	$(316.3)	$—	$—
Written currency options	(0.4)	—	(0.4)	—
Interest rate swaps	(42.3)	—	(42.3)	—
Other acquisition related contingent consideration	(204.9)	—	—	(204.9)
Total liabilities	$(563.9)	$(316.3)	$(42.7)	$(204.9)

	Balance at December 31, 2012	Quoted Price in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available-for-sale securities	$1,809.9	$0.3	$1,809.6	$—
Cash equivalents	27.0	—	27.0	—
Interest rate swaps	1.7	—	1.7	—
Forward currency contracts	17.8	—	17.8	—
Purchased currency options	2.7	—	2.7	—
Total assets	$1,859.1	$0.3	$1,858.8	$—
Liabilities:
Contingent value rights	$(277.4)	$(277.4)	$—	$—
Written currency options	(5.1)	—	(5.1)	—
Other acquisition related contingent consideration	(198.1)	—	—	(198.1)
Total liabilities	$(480.6)	$(277.4)	$(5.1)	$(198.1)

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no security transfers between Levels 1 and 2 during the six-month periods ended June 30, 2013 and 2012.  The following table represents a roll-forward of the fair value of Level 3 instruments (significant unobservable inputs):

	Six-Month Periods Ended June 30,
	2013	2012
Liabilities:
Balance at beginning of period	$(198.1)	$(76.9)
Amounts acquired or issued	—	(169.4)
Net change in fair value	(6.8)	(8.3)
Settlements	—	—
Transfers in and/or out of Level 3	—	—
Balance at end of period	$(204.9)	$(254.6)

Level 3 liabilities issued during the six-month period ended June 30, 2012 consisted of contingent consideration related to the acquisition of Avila.

7.    Derivative Instruments and Hedging Activities

Our revenue and earnings, cash flows and fair values of assets and liabilities can be impacted by fluctuations in foreign exchange rates and interest rates.  We actively manage the impact of foreign exchange rate and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency forward contracts, foreign currency option contracts, treasury rate lock agreements and interest rate swap contracts.

Foreign Currency Risk Management

We maintain a foreign exchange exposure management program to mitigate the impact of volatility in foreign exchange rates on future foreign currency cash flows, translation of foreign earnings, and changes in the fair value of assets and liabilities denominated in foreign currencies.

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

Foreign Currency Forward Contracts:  We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, manage exchange rate volatility in the translation of foreign earnings, and reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at June 30, 2013 and December 31, 2012 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2013 and December 31, 2012:

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Notional Amount
Foreign Currency	June 30, 2013	December 31, 2012
Australian Dollar	$15.3	$5.1
British Pound	221.7	77.9
Canadian Dollar	71.6	134.4
Euro	1,748.1	969.3
Japanese Yen	656.1	236.2
Total	$2,712.8	$1,422.9

We consider the impact of our own and the counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis.  As of June 30, 2013, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period.  The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2013 and December 31, 2012 were $534.2 million and $795.4 million, respectively.

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

Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2013 and December 31, 2012:

	Notional Amount*
Foreign Currency Option	June 30, 2013	December 31, 2012
Designated as hedging activity:
Purchased Put	$84.9	$228.8
Written Call	$88.8	$235.9
Not designated as hedging activity:
Purchased Put	$79.9	$160.5
Written Put	$(79.9)	$(216.0)

* U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option.  The local currency notional amounts of our purchased put, and written call that are designated as hedging activity are equal to each other.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During 2012, we entered into treasury rate locks in anticipation of issuing fixed-rate notes that were issued in August 2012.  The treasury rate locks were settled during 2012, resulting in losses of $35.3 million that were recorded to OCI.  No material amounts were recorded in income during the six-month periods ended June 30, 2013 or 2012 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. We have not entered into any treasury rate locks during the six months ended June 30, 2013 and at June 30, 2013 we had no outstanding treasury rate locks.

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

During the six-month period ended June 30, 2013, we entered into swap contracts that were designated as hedges of our fixed rate notes due in 2015, 2017, 2020, and 2022 and also terminated the hedging relationship by settling certain of those swap contracts during the six-month period ended June 30, 2013.  This resulted in net proceeds received of $16.2 million which is accounted for as a reduction of current and future interest expense associated with these notes.  See Note 11 for additional details related to reductions of current and future interest expense.

At June 30, 2013, we were a party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes.  The following table summarizes the notional amounts of our outstanding swap contracts at June 30, 2013 and December 31, 2012:

	Notional Amount
	June 30, 2013	December 31, 2012
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due 2015	$300.0	$—
1.900% senior notes due 2017	300.0	100.0
3.950% senior notes due 2020	500.0	—
3.250% senior notes due 2022 (1)	800.0	200.0
Total	$1,900.0	$300.0

(1) Additional pay-floating, receive-fixed interest rate swap contracts with a notional amount of $100.0 million were entered into during July 2013. These additional interest rate swap contracts are designated as fair value hedges of fixed-rate notes.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the fair value and presentation in the Consolidated Balance Sheets for derivative instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$102.2	Other current assets	$43.5
	Other current liabilities	17.3	Other current liabilities	20.1
	Other non-current assets	54.8	Other non-current assets	7.7
	Other non-current liabilities	2.4	Other non-current liabilities	9.9
Interest rate swap agreements	Other current assets	3.8	Other current assets	—
	Other non-current assets	—	Other non-current assets	—
	Other non-current liabilities	—	Other non-current liabilities	47.8
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	55.4	Other current assets	24.5
	Other current liabilities	11.3	Other current liabilities	19.9
	Other non-current assets	2.1	Other non-current assets	—
Interest rate swap agreements	Other non-current assets	1.6	Other non-current assets	—
Total		$250.9		$173.4

	December 31, 2012
	Asset Derivatives		Liability Derivatives
Instrument	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts*	Other current assets	$35.2	Other current assets	$12.7
	Other current liabilities	9.1	Other current liabilities	31.4
	Other non-current assets	30.5	Other non-current assets	13.8
Interest rate swap agreements	Other current assets	0.1	Other current assets	—
	Other non-current assets	0.1	Other non-current assets	0.2
	Other non-current liabilities	—	Other non-current liabilities	0.6
Derivatives not designated as hedging instruments:
Foreign exchange contracts*	Other current assets	45.8	Other current assets	36.3
	Other current liabilities	10.4	Other current liabilities	21.4
Interest rate swap agreements	Other current assets	0.6	Other current assets	—
	Other non-current assets	1.7	Other non-current assets	—
Total		$133.5		$116.4

* Derivative instruments in this category are subject to master netting arrangements and are presented on a net basis in the Consolidated Balance Sheets in accordance with ASC 210-20.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the effect of derivative instruments designated as cash-flow hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2013 and 2012:

	Three-Month Period Ended June 30, 2013
	Amount of Gain/(Loss) Recognized in OCI on Derivative (1)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$11.5	Net product sales	$2.1	Other income, net	$0.5	(2)
Treasury rate lock agreements	$—	Interest Expense	$(0.9)

(1) Net gains of $51.9 million are expected to be reclassified from Accumulated OCI into income in the next 12 months.
(2) The amount of net gains recognized in income represents $0.5 million of gains related to amounts excluded from the assessment of hedge effectiveness.

	Three-Month Period Ended June 30, 2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$44.2	Net product sales	$19.0	Other income, net	$0.1	(1)
Treasury rate lock agreements	$(31.8)

(1) The amount of net gains recognized in income represents $0.8 million in losses related to the ineffective portion of the hedging relationships and $0.9 million of gains related to amounts excluded from the assessment of hedge effectiveness.

	Six-Month Period Ended June 30, 2013
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$86.6	Net product sales	$(4.3)	Other income, net	$3.9	(1)
Treasury rate lock agreements	$—	Interest Expense	$(1.7)

(1) The amount of net gains recognized in income represents $1.9 million in gains related to the ineffective portion of the hedging relationships and $2.0 million of gains related to amounts excluded from the assessment of hedge effectiveness.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2012
	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)	(Ineffective Portion and Amount Excluded From Effectiveness Testing)
Foreign exchange contracts	$67.8	Net product sales	$38.0	Other income, net	$(1.7)	(1)
Treasury rate lock agreements	$(31.8)

(1) The amount of net losses recognized in income represents $5.2 million in losses related to the ineffective portion of the hedging relationships and $3.5 million of gains related to amounts excluded from the assessment of hedge effectiveness.

The following table summarizes the effect of derivative instruments designated as fair value hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2013 and 2012:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	on Derivative	2013	2012	2013	2012
Interest rate swap agreements	Interest expense	$5.2	$1.8	$12.0	$3.6

The following table summarizes the effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2013 and 2012:

		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in Income	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
Instrument	on Derivative	2013	2012	2013	2012
Foreign exchange contracts	Other income, net	$30.6	$23.8	$69.2	$15.9
Treasury rate lock agreements	Other income, net	$—	$3.7	$—	$3.7

The impact of gains and losses on foreign exchange contracts not designated as hedging instruments related to changes in the fair value of assets and liabilities denominated in foreign currencies are generally offset by net foreign exchange gains and losses, which are also included in other income (expense), net for all periods presented. When we enter into foreign exchange contracts not designated as hedging instruments to mitigate the impact of exchange rate volatility in the translation of foreign earnings, gains and losses will generally be offset by fluctuations in the U.S. Dollar translated amounts of each Income Statement account in current and/or future periods.

8.    Cash, Cash Equivalents and Marketable Securities Available-for-Sale

Money market funds of $598.1 million and $1.160 billion at June 30, 2013 and December 31, 2012, respectively, were recorded at cost, which approximates fair value and are included in cash and cash equivalents.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of available-for-sale securities by major security type and class of security at June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$849.1	$0.2	$(0.5)	$848.8
U.S. government-sponsored agency securities	238.8	0.1	(0.6)	238.3
U.S. government-sponsored agency MBS	578.2	0.5	(10.5)	568.2
Non-U.S. government, agency and Supranational securities	10.4	—	(0.1)	10.3
Corporate debt - global	404.4	0.4	(2.9)	401.9
Asset backed securities	161.8	—	(0.4)	161.4
Marketable equity securities	39.3	71.3	(0.4)	110.2
Total available-for-sale marketable securities	$2,282.0	$72.5	$(15.4)	$2,339.1

December 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
U.S. Treasury securities	$902.0	$0.5	$—	$902.5
U.S. government-sponsored agency securities	303.5	0.3	—	303.8
U.S. government-sponsored agency MBS	387.2	1.6	(1.8)	387.0
Non-U.S. government, agency and Supranational securities	7.1	—	—	7.1
Corporate debt - global	208.5	0.9	(0.2)	209.2
Marketable equity securities	0.4	—	(0.1)	0.3
Total available-for-sale marketable securities	$1,808.7	$3.3	$(2.1)	$1,809.9

U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency mortgage-backed securities (MBS) include mortgage-backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States and obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt—global includes obligations issued by investment-grade corporations, including some issues that have been guaranteed by governments and government agencies.  Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans. Marketable equity securities consist of investments in equity securities that have become publicly traded.  The increase in net unrealized gains in marketable equity securities during the six-month period ended June 30, 2013 primarily reflects the increase in market value for certain equity investments subsequent to their respective initial public offerings. Net unrealized losses in the marketable debt securities primarily reflect the impact of increased interest rates at June 30, 2013.

Duration periods of available-for-sale debt securities at June 30, 2013 were as follows:

	Amortized Cost	Fair Value
Duration of one year or less	$310.5	$310.5
Duration of one through three years	1,528.8	1,523.8
Duration of three through five years	356.3	348.7
Duration of over five years	47.1	45.9
Total	$2,242.7	$2,228.9

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9.    Inventory

A summary of inventories by major category at June 30, 2013 and December 31, 2012 follows:

	June 30, 2013	December 31, 2012
Raw materials	$111.2	$79.2
Work in process	83.6	86.5
Finished goods	99.6	93.8
Total	$294.4	$259.5

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

June 30, 2013	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$3,405.9	$(920.4)	$2,485.5	13.0
Technology	333.7	(63.6)	270.1	7.0
Licenses	66.2	(11.9)	54.3	16.5
Other	44.9	(17.1)	27.8	8.3
	3,850.7	(1,013.0)	2,837.7	12.5
Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	—	137.9
Total intangible assets	$3,988.6	$(1,013.0)	$2,975.6

December 31, 2012	Gross Carrying Value	Accumulated Amortization	Intangible Assets, Net	Weighted Average Life (Years)
Amortizable intangible assets:
Acquired developed product rights	$3,400.4	$(814.5)	$2,585.9	13.0
Technology	333.3	(39.8)	293.5	7.0
Licenses	64.3	(10.0)	54.3	16.8
Other	43.4	(14.6)	28.8	8.5
	3,841.4	(878.9)	2,962.5	12.5
Non-amortized intangible assets:
Acquired IPR&D product rights	137.9	—	137.9
Total intangible assets	$3,979.3	$(878.9)	$3,100.4

The gross carrying value of intangible assets increased by $9.3 million at June 30, 2013 compared to December 31, 2012 primarily resulting from the acquisition of $5.5 million in developed product rights and $3.8 million from other miscellaneous agreements.

Amortization expense was $67.2 million and $44.6 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $134.1 million and $86.6 million for the six-month periods ended June 30, 2013 and 2012, respectively.  The increases in amortization expense in the quarter and year-to-date periods ended June 30, 2013 were primarily due to the October 2012 approval of ABRAXANE® in the U.S. for the treatment of non-small cell lung cancer (NSCLC) which resulted in the commencement of amortization of the related intangible asset and an increase in amortization of technology related to the March 7, 2012 acquisition of Avila and its Avilomics™ platform.  Assuming no changes in the gross carrying amount of intangible assets, the amortization

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of intangible assets for years 2013 through 2017 is estimated to be in the range of approximately $255.0 million to $270.0 million annually.

Goodwill:  At June 30, 2013, our goodwill related to the 2012 acquisition of Avila, the 2010 acquisitions of Abraxis and Gloucester, the 2008 acquisition of Pharmion and the 2004 acquisition of Penn T Limited.

The change in carrying value of goodwill is summarized as follows:

Balance at December 31, 2012	$2,042.8
Tax benefit on the exercise of Pharmion converted stock options	(0.7)
Balance at June 30, 2013	$2,042.1

11.  Debt

Senior Notes: Summarized below are the carrying values of our senior notes at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
2.450% senior notes due 2015	$517.0	$520.1
1.900% senior notes due 2017	499.2	500.6
3.950% senior notes due 2020	491.4	499.0
3.250% senior notes due 2022	973.2	1,002.1
5.700% senior notes due 2040	249.6	249.5
Total long-term debt	$2,730.4	$2,771.3

At June 30, 2013, the fair value of our outstanding Senior Notes was $2.755 billion and represented a Level 2 measurement within the fair value measurement hierarchy.

During 2012, we entered into treasury rate locks in anticipation of issuing the fixed-rate notes that were issued in August 2012.  As of June 30, 2013, a balance of $32.3 million in losses remained in OCI related to treasury rate locks and will be recognized as interest expense over the life of the 2017 notes and the 2022 notes.

At June 30, 2013, we were party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes as described in Note 7.  Our swap contracts outstanding at June 30, 2013 effectively convert the hedged portion of our fixed-rate notes to floating rates.  From time to time we terminate the hedging relationship on certain of our swap contracts by settling the contracts or by entering into offsetting contracts.  Any net proceeds received or paid in these settlements are accounted for as a reduction or increase of current and future interest expense associated with the previously hedged notes.  As of June 30, 2013, we had a balance of $31.2 million of gains recorded as a reduction of our debt as a result of past swap contract settlements, including $9.7 million related to the settlement of swap contracts during the six months ended June 30, 2013.

Commercial Paper:  The maximum aggregate amount available under our Commercial Paper program was increased by $500.0 million to $1.500 billion in May 2013. The carrying value of Commercial Paper as of June 30, 2013 and December 31, 2012 was $887.8 million and $308.5 million, respectively, and approximated its fair value.  The effective interest rate on the outstanding Commercial Paper balance at June 30, 2013 was 0.3%.

Senior Unsecured Credit Facility:  We maintain a senior unsecured revolving credit facility (Credit Facility) that provides revolving credit in the aggregate amount of $1.500 billion, which was increased from $1.000 billion in April 2013. During April 2013, the term of the Credit Facility was also extended from September 2, 2016 to April 18, 2018.   Subject to certain conditions, we have the right to increase the amount of the Credit Facility (but in no event more than one time per annum) up to a maximum aggregate amount of $1.750 billion.  Amounts may be borrowed in U.S. dollars for working capital, capital expenditures and other corporate purposes. The Credit Facility currently serves as backup liquidity for our Commercial Paper borrowings.  At June 30, 2013 and December 31, 2012, there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all financial covenants as of June 30, 2013.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.    Share-Based Compensation

We have a stockholder-approved stock incentive plan, the 2008 Stock Incentive Plan (Amended and Restated as of April 17, 2013) (Plan) which provides for the granting of options, restricted stock awards (RSUs), stock appreciation rights, performance awards (PSUs) and other share-based awards to our employees and officers.  The Management Compensation and Development Committee of the Board of Directors (Compensation Committee) may determine the type, amount and terms, including vesting, of any awards made under the Plan.

On June 12, 2013, our stockholders approved an amendment and restatement of the Plan, which included the following key modifications: adoption of an aggregate share reserve of 104,981,641 shares of Common Stock, which includes 9,000,000 new shares of Common Stock; increase in the maximum payment to an eligible employee under a cash-based performance award from $4.0 million to $6.0 million; and extension of the term of the plan through April 17, 2023.

The following table summarizes the components of share-based compensation expense in the Consolidated Statements of Income for the three- and six-month periods ended June 30, 2013 and 2012:

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$3.7	$3.0	$6.5	$5.8
Research and development	31.8	23.5	58.8	48.6
Selling, general and administrative	34.3	27.1	70.1	53.9
Total share-based compensation expense	69.8	53.6	135.4	108.3
Tax benefit related to share-based compensation expense	18.3	14.1	36.2	28.7
Reduction in income	$51.5	$39.5	$99.2	$79.6

Share-based compensation cost included in inventory was $1.7 million and $1.2 million at June 30, 2013 and December 31, 2012, respectively.

We utilize share-based compensation in the form of stock options, RSUs and PSUs.  The following table summarizes the activity for stock options, RSUs and PSUs for the six-month period ended June 30, 2013 (in thousands):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units
Outstanding at December 31, 2012	42,592	4,463	26
Changes during the Year:
Granted	4,371	1,410	45
Exercised / Released	(7,118)	(773)	(6)
Forfeited	(670)	(125)	(8)
Expired	(34)	N/A	N/A
Outstanding at June 30, 2013	39,141	4,975	57

Total compensation cost related to nonvested awards not yet recognized and the weighted-average periods over which the awards are expected to be recognized at June 30, 2013 were as follows (dollars in millions):

	Stock Options	Restricted Stock Units	Performance- Based Restricted Stock Units
Unrecognized compensation cost	$364.9	$303.0	$5.6
Expected weighted-average period in years of compensation cost to be recognized	2.3	1.8	2.1

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

Unrecognized tax benefits, generally represented by liabilities on the consolidated balance sheet and all subject to tax examinations, arise when the estimated benefit recorded in the financial statements differs from the amounts taken or expected to be taken in a tax return because of the uncertainties described above.  These unrecognized tax benefits relate primarily to issues common among multinational corporations.  Virtually all of these unrecognized tax benefits, if recognized, would impact the effective income tax rate.  We account for interest and potential penalties related to uncertain tax positions as part of our provision for income taxes. During the second quarter of 2013, gross unrecognized tax benefits decreased by $4.3 million, exclusive of interest, as a result of net settlements and ongoing examinations related to tax positions taken in prior years. Increases to the amount of unrecognized tax benefits since January 1, 2013 of approximately $13.9 million relate primarily to current year operations.  The liability for unrecognized tax benefits is expected to increase in the next 12 months relating to operations occurring in that period.  Any settlements of examinations with taxing authorities or statute of limitations expirations would likely result in a significant decrease in our unrecognized tax benefits.  Our estimates of tax benefits and potential tax benefits may not be representative of actual outcomes, and variation from such estimates could materially affect our financial statements in the period of settlement or when the statutes of limitations expire.

14.    Collaboration Agreements

From time to time, we enter into collaborative arrangements, for the research and development, license, manufacture and/or commercialization of products and/or product candidates.  In addition, we also acquire product and research and development technology rights and establish research and development collaborations with third parties to enhance our strategic position within our industry by strengthening and diversifying our research and development capabilities, product pipeline and marketed product base. These arrangements may include non-refundable, upfront payments, option payments for the purchase or license of additional rights, development, regulatory and commercial performance milestone payments, cost sharing arrangements, royalty payments and profit sharing. Certain of these arrangements obligate us to make additional equity investments in the event of an initial public offering of equity by our partners. The activities under these collaboration agreements are performed with no guarantee of either technological or commercial success.  We do not consider any individual arrangement to be material.  See Note 17 of Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K for a description of certain other collaboration agreements entered into prior to January 1, 2013.  The following is a brief description of certain collaborations entered into during the six months ended June 30, 2013:

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

FORMA Therapeutics Holdings, LLC: On April 19, 2013, we entered into a collaboration agreement with FORMA Therapeutics Holdings, LLC (FORMA) under which the parties will discover, develop and commercialize drug candidates to regulate protein homeostasis targets. Protein homeostasis, which is important in oncology, neurodegenerative and other disorders, involves a tightly regulated network of pathways controlling the biogenesis, folding, transport and degradation of proteins.

The collaboration was launched with an upfront payment that enables us to evaluate selected targets and lead assets in protein homeostasis pathways during the pre-clinical phase. Based on such evaluation, we will have the right to obtain exclusive licenses with respect to the development and commercialization of multiple drug candidates outside of the United States, in exchange for research and early development payments of up to approximately $200.0 million to FORMA. Under the terms of the collaboration agreement, FORMA is incentivized to advance the full complement of drug candidates through Phase I, while Celgene will be responsible for all further global clinical development for each licensed candidate.  FORMA is eligible to receive up to an additional $315.0 million in potential payments based upon development, regulatory and sales objectives for the first ex-U.S. license. FORMA is also eligible to receive potential payments for successive licenses, which escalate for productivity, increasing up to a maximum of an additional $430.0 million per program.  In addition, FORMA will receive royalties on ex-U.S. sales and additional payments if multiple drug candidates reach defined cumulative sales objectives. The collaboration agreement includes provisions for Celgene to obtain rights with respect to development and commercialization of drug candidates inside the United States in exchange for additional payments.

Under the collaboration, the parties will perform initial research and development for a term of four years. If, during such research term, a drug candidate meets certain criteria, then the parties will enter into a pre-negotiated license agreement and the collaboration will continue until all license agreements have expired and all applicable royalty terms under the collaboration with respect to the particular products have expired. Each license agreement, if not terminated sooner, would expire upon the expiration of all applicable royalty terms under such agreement. Upon the expiration of each license agreement, we will have an exclusive, fully-paid, royalty-free license to use the applicable FORMA intellectual property to manufacture, market, use and sell the product developed under such agreement outside of the United States.

In addition to the collaboration arrangements described above, we entered into a number of collaborative arrangements during the six months ended June 30, 2013 that resulted in $12.0 million of assets for investments in equity or other assets.  These additional arrangements include the potential for future milestone payments of up to an aggregate $228.0 million related to the attainment of specified development and regulatory approval milestones over a period of several years.  Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Upfront payments to all collaboration partners during the three- and six-month periods ended June 30, 2013 resulted in research and development expenses of $81.8 million and $177.5 million, respectively.

15.    Commitments and Contingencies

Collaboration Arrangements:  We have entered into certain research and development collaboration agreements with third parties that include the funding of certain development, manufacturing and commercialization efforts with the potential for future milestone and royalty payments upon the achievement of pre-established developmental, regulatory and/or commercial targets.  Our obligation to fund these efforts is contingent upon continued involvement in the programs and/or the lack of any adverse events which could cause the discontinuance of the programs.  Due to the nature and uncertainty of these arrangements and any future potential payments, no amounts have been recorded in our accompanying Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.

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

Among the principal matters pending are the following:

In the fourth quarter of 2009, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC). The FTC requested documents and other information relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs in order for the FTC to evaluate whether there is reason to believe that we have engaged in unfair methods of competition.  In the first quarter of 2010, the State of Connecticut referenced the same issues as those referenced in the 2009 CID and issued a subpoena. In the fourth quarter of 2010, we received a second CID from the FTC relating to this matter.  We continue to cooperate with the FTC and State of Connecticut investigations.

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

On June 7, 2013, Children's Medical Center Corporation (CMCC) filed a lawsuit against us in the Superior Court of the Commonwealth of Massachusetts.  CMCC alleges that our obligation under a license agreement relating to certain thalidomide analog patents entered into in December 2002 to pay a 1% royalty on REVLIMID® net sales revenue and a 2.5% royalty on POMALYST® net sales revenue extends beyond February 28, 2013 and that our failure to make royalty payments to CMCC with respect to REVLIMID® and POMALYST® subsequent to February 28, 2013 breached the license agreement.  We disagree with CMCC's allegations.  CMCC is seeking an unspecified amount of damages and a declaration that the license agreement remains in full force and effect.  In July 2013, we removed these proceedings to the Federal District Court for the District of Massachusetts.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We intend to vigorously defend against CMCC's claims.  We do not believe that the ultimate outcome of this proceeding will have a material adverse impact on our financial condition.

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

On April 16, 2013, we filed a Fourth Amended Complaint in the original action, in the United States District Court of New Jersey, which asserts another recently issued patent, United States Patent No. 8,404,717, against Natco, Arrow and Watson. Natco filed its Answer and Counterclaims on May 2, 2013. Natco's counterclaims in response to the Fourth Amended Complaint are similar to its counterclaims in the three previous actions. On May 6, 2013, we filed a Fifth Amended Complaint in the original action in the United States District Court of New Jersey, which asserts another recently issued patent, United States Patent No. 8,431,598, against Natco, Arrow and Watson.  Natco filed its Answer and Counterclaims on May 23, 2013.  Natco's counterclaims in response to the Fifth Amended Complaint are similar to its counterclaims in the four previous actions.

A revised Scheduling Order was entered by the Court on May 7, 2013, setting the close of fact discovery for January 20, 2014. Claim construction is currently expected to be fully briefed by the end of December 2013. Dates for a claim construction hearing and trial have yet to be set.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We believe that Natco’s defenses and counterclaims are unlikely to be sustained and we intend to vigorously defend our patent rights.  We believe it unlikely that (i) Natco will prevail on each and every patent and patent claim subject to the lawsuits, and (ii) all of the patent claims will be deemed to be invalid, unenforceable and/or not infringed.  Accordingly, the ultimate outcome is not expected to have a material adverse effect on our financial condition or results of operations.

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

ABRAXANE®:  On December 14, 2011, Cephalon, Inc. and Acusphere, Inc. filed a complaint against us in the United States District Court for the District of Massachusetts, alleging, among other things, that the making, using, selling, offering to sell, and importing  of ABRAXANE® brand drug infringes claims of United States Patent No. RE40,493. Plaintiffs are seeking damages and injunctive relief. Pursuant to the agreement of the parties, discovery will proceed only with respect to claim construction.  A hearing regarding the disputed claims of the patent is currently scheduled to take place in August 2013. After the Court’s ruling on the disputed claims, discovery on all other issues will proceed. We intend to vigorously defend against this infringement suit.  If the suit against us is successful, we may have to pay damages, ongoing royalties and may have to license rights from plaintiffs.  However, we believe that (a) it is unlikely that the plaintiffs in this matter will prevail and (b) the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

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

On March 13, 2013 Ivax filed an amended complaint. On March 28, 2013 we filed an answer and invalidity counterclaim in response to Ivax’s amended complaint.  A trial date of July 14, 2014 is currently scheduled.  At Celgene's request, the Court has ordered that discovery shall be phased to focus on a threshold issue relating to the potential invalidity of the patent.  Pursuant to the Court's Order, on or before September 16, 2013, Ivax must complete its evaluation of the discovery from the initial phase and report to the Court whether it will continue with the case.  In the interim, all discovery as to other issues is stayed.  We intend to vigorously defend against this infringement suit.  If the suit against us is successful, we may have to pay damages and/or ongoing royalties to the plaintiff.  However, we believe (a) that it is unlikely that the plaintiff in this matter will prevail and (b) that the ultimate outcome will not have a material adverse effect on our financial condition or results of operations.

17. Subsequent Events

MorphoSys AG:  On June 26, 2013, we signed a collaboration, license and equity purchase agreement with MorphoSys AG (MorphoSys) to jointly develop MOR202 globally and to co-promote MOR202 in Europe.  The proposed transaction is subject to clearance by the U.S. Federal Trade Commission under the Hart Scott Rodino Act and as such, has not been recorded in the financial statements.  MOR202 is a fully human monoclonal antibody targeting CD38 to treat patients with multiple myeloma and certain leukemias.  MOR202 is currently being evaluated in a phase I/IIa trial in patients with relapsed/refractory multiple myeloma.

The financial terms of the proposed transaction include an initial payment of EUR 117.0 million (approximately $152.1 million) that includes an upfront payment and an equity investment in new shares of MorphoSys AG.  In addition, MorphoSys could receive up to EUR 511.0 million (approximately$664.5 million) in development, regulatory and sales milestones and tiered royalties on net sales of MOR202 outside the co-promotion territory.  In the co-promotion territory, MorphoSys retains a 50/50 profit sharing right on MOR202 in exchange for paying one third of the MOR202 development costs. Should MorphoSys choose to opt out of its co-promotion rights, MorphoSys would receive tiered royalties on net sales of MOR202 globally.

The agreement may be terminated at our discretion upon 6 months written notice to MorphoSys, or by either party upon material breach of the other party. Upon the expiration of the agreement, we will have a fully paid-up, irrevocable, perpetual, non-terminable license to use the intellectual property licensed from MorphoSys to research, develop, make, commercialize, use and sell MOR202.

CELGENE CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acetylon Pharmaceuticals, Inc.: On July 26, 2013, we entered into a strategic collaboration and option agreement with Acetylon Pharmaceuticals, Inc. (Acetylon). Under the agreement, the parties will support the development of Acetylon's portfolio of oral, selective HDAC inhibitors in oncology, hematology, immunology, and neurologic disease indications. In addition, we will have an exclusive right to acquire Acetylon at a later date at a purchase price based upon future independent company valuations and rights to receive certain research and development services from Acetylon.

The collaboration will focus on the continued clinical advancement of Acetylon's lead candidate, ACY-1215, an HDAC6 inhibitor being developed for hematological malignancies, ACY-738 for neurological diseases, an HDAC1/2 inhibitor, and a yet unnamed project, spanning cancer and non-cancer disease indications. Under the agreement, we have agreed to make an upfront $100.0 million cash payment to Acetylon, which payment includes an upfront fee for entering into the collaboration, fees for the exclusive right to acquire Acetylon and the rights to receive certain research and development services from Acetylon. During the term of the agreement, Acetylon will retain control of its drug development programs. If we exercise our right to acquire Acetylon, in addition to the purchase price based upon independent company valuations to be paid at the time of the acquisition, Acetylon shareholders will be eligible to receive potential future milestone payments for either approvals of, or additional indications of, drugs developed by Acetylon and for accomplishing defined sales targets. If all the milestones are achieved, the aggregate amount of the milestone payments would be $1.100 billion.

The agreement has an expiration date of December 31, 2015, and we have the right to unilaterally extend the agreement until either June 30, 2016 or December 31, 2016 with the payment of an extension fee. Further, we have the ability to terminate the agreement at our discretion upon written notice to Acetylon.

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

Our primary commercial stage products include REVLIMID®, VIDAZA®, ABRAXANE®, THALOMID® (inclusive of Thalidomide Celgene®), POMALYST®, and ISTODAX®.

•
REVLIMID® is an oral immunomodulatory drug marketed in the United States and many international markets, in combination with dexamethasone, for treatment of patients with multiple myeloma who have received at least one prior therapy.

REVLIMID® is also marketed in the United States and certain international markets for the treatment of transfusion-dependent anemia due to low- or intermediate-1-risk myelodysplastic syndromes (MDS) associated with a deletion 5q cytogenetic abnormality with or without additional cytogenetic abnormalities (MDS del 5q). In June 2013, REVLIMID® was approved by the European Commission for the treatment of patients with MDS del 5q when other therapeutic options are insufficient or inadequate.

REVLIMID® was approved by the U.S. Food and Drug Administration (FDA) in June 2013 for the treatment of patients with mantle cell lymphoma (MCL) whose disease has relapsed or progressed after two prior therapies, one of which included bortezomib.

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

•
ABRAXANE® is a solvent-free chemotherapy treatment option for metastatic breast cancer and non-small cell lung cancer which was developed using our proprietary nab® technology platform. This protein-bound chemotherapy agent combines paclitaxel with albumin. It is approved for the treatment of metastatic breast cancer in the United States and many international markets and, in the United States for the treatment of metastatic non-small cell lung cancer.  In January 2013, we announced the results from a phase III trial for ABRAXANE® in combination with gemcitabine in treatment-naïve patients with metastatic pancreatic cancer.  The ABRAXANE® combination demonstrated a statistically significant improvement in overall survival compared to patients receiving gemcitabine alone.  Based on these results, we have submitted dossiers for registration in the United States and Europe in March and April 2013, respectively, and plan submissions in other countries and regions during the second half of 2013.  ABRAXANE® is currently in various stages of investigation for the treatment of the following cancers: pancreatic; expanded applications for metastatic breast; malignant melanoma; and bladder and ovarian.

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

We continue to invest substantially in research and development in support of multiple ongoing clinical proprietary development programs which support our existing products and pipeline of new drug candidates.  REVLIMID® is in several phase III trials across a range of hematological malignancies that include newly diagnosed multiple myeloma and maintenance, lymphomas, chronic lymphocytic leukemia (CLL) and MDS.  Phase III trials with POMALYST® in relapsed refractory multiple myeloma, in addition to VIDAZA® for AML, CC-486 for MDS and AML, and ISTODAX for first-line PTCL are also underway.  In solid tumors, we are evaluating ABRAXANE® in a phase III trial for metastatic melanoma.  Our lead product candidate in Inflammation & Immunology, apremilast, is being evaluated in a broad phase III program for psoriatic arthritis, psoriasis, and ankylosing spondylitis.

Beyond our phase III programs is a growing early-to-mid-stage pipeline of novel therapies intended to address significant unmet medical needs.  For more information relating to our pipeline of potential therapies, see “Item 1 – Business – Celgene Leading Product Candidates” in our 2012 Annual Report on Form 10-K.

We believe that continued acceptance of our primary commercial stage products, participation in research and development collaboration arrangements, depth of our product pipeline, regulatory approvals of new products and expanded use of existing products will provide the catalysts for future growth.

The following table summarizes total revenue and earnings for the three-month periods ended June 30, 2013 and 2012 (dollar amounts in millions, except per share data):

	Three-Month Periods Ended June 30,			Percent
	2013	2012	Increase	Change
Total revenue	$1,599.0	$1,366.8	$232.2	17.0%
Net income	$478.1	$367.4	$110.7	30.1%
Diluted earnings per share	$1.11	$0.82	$0.29	35.4%

Revenue increased $232.2 million in the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, primarily due to the continued growth in sales of REVLIMID® and ABRAXANE® as well as the FDA approval of POMALYST® for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy.  The $110.7 million increase in net income and $0.29 increase in diluted earnings per share in the current year quarter was primarily due to the higher level of net product sales, partly offset by increased spending in support of both our currently marketed products and those that we plan to launch as well as increased amortization expense related to the October 2012 approval of ABRAXANE® in the U.S. for the treatment of non-small cell lung cancer.

The following table summarizes total revenue and earnings for the six-month periods ended June 30, 2013 and 2012 (dollar amounts in millions, except per share data):

	Six-Month Periods Ended June 30,			Percent
	2013	2012	Increase	Change
Total revenue	$3,063.6	$2,640.1	$423.5	16.0%
Net income	$863.0	$768.9	$94.1	12.2%
Diluted earnings per share	$2.00	$1.72	$0.28	16.3%

Revenue increased $423.5 million in the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, primarily due to the continued growth in sales of REVLIMID®, VIDAZA®, and ABRAXANE® as well as the FDA approval of POMALYST®.  The $94.1 million increase in net income and $0.28 increase in diluted earnings per share in the current year six-month period was primarily due to the higher level of net product sales, partly offset by a $102.5 million increase in expenses related to research and development collaboration arrangements, increased spending in support of both our currently marketed products and those that we plan to launch as well as increased amortization expense related to ABRAXANE® as noted above.

Results of Operations

Three-Month Periods Ended June 30, 2013 and 2012
Total Revenue:  Total revenue and related percentages for the three-month periods ended June 30, 2013 and 2012 were as follows (dollar amounts in millions):

	Three-Month Periods Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Net product sales:
REVLIMID®	$1,051.5	$933.9	$117.6	12.6%
VIDAZA®	211.3	201.3	10.0	5.0%
ABRAXANE®	154.8	109.7	45.1	41.1%
THALOMID®	66.2	76.4	(10.2)	(13.4)%
POMALYST®	66.2	2.2	64.0	N/A
ISTODAX®	13.5	12.1	1.4	11.6%
Other	0.6	1.0	(0.4)	(40.0)%
Total net product sales	$1,564.1	$1,336.6	$227.5	17.0%
Collaborative agreements and other revenue	3.1	3.3	(0.2)	(6.1)%
Royalty revenue	31.8	26.9	4.9	18.2%
Total revenue	$1,599.0	$1,366.8	$232.2	17.0%

Total revenue increased by $232.2 million, or 17.0%, to $1.599 billion for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, reflecting increases of $176.0 million, or 22.0%, in the United States, and $56.2 million, or 9.9%, in international markets.

Net Product Sales:  Total net product sales for the three-month period ended June 30, 2013 increased by $227.5 million, or 17.0%, to $1.564 billion compared to the three-month period ended June 30, 2012.  The increase was comprised of net volume increases of $217.0 million, including $106.6 million from sales of REVLIMID® and $64.4 million from sales of POMALYST®, and net price increases of $40.8 million, partially offset by a $30.3 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $117.6 million, or 12.6%, to $1.052 billion for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, primarily due to increased unit sales in both U.S. and international markets in addition to price increases in the U.S. market.  Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales.  The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.  These increases were partially offset by unfavorable foreign exchange impacts, including the impact of foreign exchange hedging activity, as well as slightly unfavorable price impacts.

VIDAZA® net sales increased by $10.0 million, or 5.0%, to $211.3 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, primarily reflecting volume increases in international markets.

ABRAXANE® net sales increased by $45.1 million, or 41.1%, to $154.8 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, primarily due to increased unit volumes in both U.S. and international markets, reflecting increased acceptance of ABRAXANE® in the treatment of metastatic breast cancer and the October 2012 FDA approval for non-small cell lung cancer (NSCLC).

THALOMID® net sales decreased by $10.2 million, or 13.4%, to $66.2 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, primarily due to lower unit volumes in the United States and international markets.  The reductions in volume were partially offset by price increases in the United States.

POMALYST® was approved by the FDA in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy. POMALYST® net sales totaled $66.2 million for the three-month period ended June 30, 2013 and included $8.5 million associated with approved early access programs in Europe.

ISTODAX® net sales increased by $1.4 million, or 11.6%, to $13.5 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, primarily due to increases in price and unit sales.

Collaborative Agreements and Other Revenue:  Revenue from collaborative agreements and other sources decreased by $0.2 million to $3.1 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012.

Royalty Revenue:  Royalty revenue increased by $4.9 million to $31.8 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012 due to increased royalties earned from Novartis based upon its sales of RITALIN® and FOCALIN XR®.

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

THALOMID® is distributed in the United States under our proprietary “System for Thalidomide Education and Prescribing Safety” (S.T.E.P.S.®), program which is a comprehensive education and risk-management distribution program with the objective of providing for the safe and appropriate distribution and use of THALOMID®.  During 2013, we are integrating the THALOMID® distribution program with the REMS® programs described above for REVLIMID® and POMALYST®. Internationally, THALOMID® is distributed under mandatory risk-management distribution programs tailored to meet local competent authorities’ specifications to provide for the safe and appropriate distribution and use of THALOMID®.  These programs vary by country.  VIDAZA®, ABRAXANE® and ISTODAX® are distributed through the more traditional pharmaceutical industry supply chain and are not subject to the same risk-management distribution programs as REVLIMID®, POMALYST® and THALOMID®.

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

Gross to net sales accruals and the balance in the related allowance accounts for the three-month periods ended June 30, 2013 and 2012 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at March 31, 2013	$15.0	$14.1	$157.8	$58.7	$245.6
Allowances for sales during prior periods	(1.7)	—	(0.5)	0.3	(1.9)
Allowances for sales during 2013	2.5	19.1	63.4	74.1	159.1
Credits/deductions issued for prior year sales	(1.5)	—	(33.5)	(5.8)	(40.8)
Credits/deductions issued for sales during 2013	(0.6)	(18.7)	(68.0)	(53.8)	(141.1)
Balance at June 30, 2013	$13.7	$14.5	$119.2	$73.5	$220.9

Balance at March 31, 2012	$4.3	$10.1	$169.1	$67.5	$251.0
Allowances for sales during prior periods	—	—	(0.3)	—	(0.3)
Allowances for sales during 2012	1.0	17.4	56.3	55.4	130.1
Credits/deductions issued for prior year sales	(0.3)	—	(31.0)	(13.7)	(45.0)
Credits/deductions issued for sales during 2012	(0.7)	(16.7)	(57.8)	(43.2)	(118.4)
Balance at June 30, 2012	$4.3	$10.8	$136.3	$66.0	$217.4

A comparison of provisions for allowances for sales within each of the four categories noted above for the three-month periods ended June 30, 2013 and 2012 follows:

Returns and allowances decreased by $0.2 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, primarily due to a $1.7 million reduction in the returns allowance related to VIDAZA® inventory levels held by distributors at the end of 2012, which continued to decrease during the three-month period ended June 30, 2013. The decrease was partly offset by a combined $1.4 million increase in sales returns, primarily related to REVLIMID® and THALOMID®.

Discounts increased by $1.7 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, primarily due to revenue increases in the U.S. and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates increased by $6.9 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012, primarily due to an increase of approximately $8.5 million in rebates to various U.S. government agencies, primarily attributable to the refinement of accrual rates for the Medicare Part D Coverage Gap. The increase was partly offset by a $1.5 million decrease in government rebates related to international markets resulting from the refinement of accruals related to certain government programs.

Chargebacks and distributor service fees increased by $19.0 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012.  Chargebacks and distributor service fees increased by approximately $9.9 million and $9.1 million, respectively, primarily due to higher sales volumes.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the three-month periods ended June 30, 2013 and 2012 were as follows (dollar amounts in millions):

	Three-Month Periods Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Cost of goods sold (excluding amortization of acquired intangible assets)	$80.9	$71.9	$9.0	12.5%
Percent of net product sales	5.2%	5.4%
Research and development	$458.1	$447.2	$10.9	2.4%
Percent of total revenue	28.6%	32.7%
Selling, general and administrative	$418.1	$323.0	$95.1	29.4%
Percent of total revenue	26.1%	23.6%
Amortization of acquired intangible assets	$65.7	$44.1	$21.6	49.0%
Acquisition related (gains) charges and restructuring, net	$12.5	$39.3	$(26.8)	(68.2)%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) increased by $9.0 million to $80.9 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012.  The increase was primarily due to the higher level of sales activity, partly offset by the elimination of royalty payments on sales of REVLIMID® resulting from the expiration of our royalty obligations to Children's Medical Center Corporation (CMCC) at the end of February 2013. See Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to our royalty agreement with CMCC. As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.2% for the three-month period ended June 30, 2013 compared to 5.4% for the three-month period ended June 30, 2012, primarily due to the elimination of royalty payments to CMCC on our sales of REVLIMID® as noted above.

Research and Development:  We make significant investments in research and development in support of multiple ongoing proprietary clinical development programs which support both our existing products and our pipeline of new drug candidates. Research and development costs are expensed as incurred and primarily include salary and benefit costs, third-party grants, fees paid to clinical research organizations, supplies and upfront and milestone payments arising from collaboration arrangements.

Research and development expenses increased by $10.9 million to $458.1 million for the three-month period ended June 30, 2013, compared to the three-month period ended June 30, 2012. The increase was primarily due to an $8.9 million increase in payments related to research and development collaboration arrangements as well as increases in headcount related expenses.

The following table provides a breakdown of research and development expenses (in millions):

	Three-Month Periods Ended June 30,		Increase
	2013	2012	(Decrease)
Human pharmaceutical clinical programs	$198.0	$204.9	$(6.9)
Other pharmaceutical programs	116.0	114.1	1.9
Drug discovery and development	53.4	43.9	9.5
Cellular therapy	5.5	8.0	(2.5)
Collaboration arrangements	85.2	76.3	8.9
Total	$458.1	$447.2	$10.9

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

The following table presents significant developments in our phase III clinical trials and regulatory approval requests that occurred during the three-month period ended June 30, 2013, as well as developments that are expected to occur if the future occurrence is material and reasonably certain:

New phase III trials

Product	Disease Indication
CC-486	AML maintenance
CC-486	Lower-risk MDS

Phase III trial suspension or termination

Product	Disease Indication
POMALYST®	Myelofibrosis
REVLIMID®	CLL[1]

Regulatory approval requests in major markets

	Disease	Major	Regulatory	Date of
Product	Indication	Market	Agency	Submission
ABRAXANE®	Pancreatic cancer	E.U.	CHMP[2]	Apr-13

Regulatory agency actions

	Disease	Major	Regulatory
Product	Indication	Market	Agency	Action
REVLIMID®	Del 5q MDS[3]	E.U.	EMA[4]	Approval
REVLIMID®	MCL[5]	U.S.	FDA	Approval
pomalidomide	RRMM[6]	E.U.	CHMP[7]	Positive opinion

1 ORIGIN® B-Cell Chronic Lymphocytic Leukemia phase III trial. All other chronic lymphocytic leukemia clinical trials with REVLIMID® are continuing in accordance with their respective protocols.
2 European Medicines Agency’s Committee for Medicinal Products for Human Use
3 Deletion 5q myelodysplastic syndromes
4 European Agency for the Evaluation of Medicinal Products
5 Mantle cell lymphoma
6 Relapsed/refractory multiple myeloma
7 European Medicines Agency’s Committee for Medicinal Products for Human Use

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

Selling, general and administrative expenses increased by $95.1 million to $418.1 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012 partly due to a $19.4 million increase in donations to independent non-profit organizations in the United States, a $5.0 million increase in service fees attributable to Latin American operations, increase in incentive accruals, an increase in headcount related costs and marketing activities primarily related to the launch of POMALYST®, pre-launch expenses for ABRAXANE® in pancreatic cancer, headcount increases to prepare for a future launch of an immunology and inflammation product, and continued support of our currently marketed products.

Amortization of Acquired Intangible Assets:  Amortization of intangible assets acquired as a result of business combinations is summarized below for the three-month periods ended June 30, 2013 and 2012 (in millions):

	Three-Month Periods Ended June 30,
Acquisitions	2013	2012	Increase
Abraxis	$40.0	$20.5	$19.5
Avila	11.8	9.8	2.0
Gloucester	12.9	12.8	0.1
Pharmion	1.0	1.0	—
Total amortization	$65.7	$44.1	$21.6

Amortization of acquired intangible assets increased by $21.6 million to $65.7 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012 primarily due to $19.5 million from the October 2012 approval of ABRAXANE® in the U.S. for the treatment of NSCLC which resulted in the commencement of amortization of the related intangible asset.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition related (gains) charges and restructuring, net was a net charge of $12.5 million and $39.3 million for the three-month periods ended June 30, 2013 and 2012, respectively.  The $26.8 million decrease in net charges in the current year quarter was primarily due to changes in fair value adjustments for our contingent liabilities for Avila and Gloucester, and the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis.

Interest and Investment Income, Net:  Interest and investment income, net increased by $1.4 million to $4.5 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012 primarily due to higher investment balances compared to the prior year quarter.

Interest (Expense):  Interest (expense) increased by $8.2 million to $19.6 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012 primarily due to interest and fees associated with the issuance of an additional $1.500 billion in senior notes in August 2012.

Other Income (Expense), Net:  Other income (expense), net was a net income of $9.2 million and $7.7 million for the three-month periods ended June 30, 2013 and 2012, respectively.  Net other income for the three-month period ended June 30, 2013 primarily included gains of $17.2 million related to foreign exchange contracts not designated as hedging instruments which were intended to mitigate the impact of exchange rate volatility in the translation of foreign earnings, partly offset by $9.5 million in impairment losses related to our investments in certain cost basis equity securities.

Net other income for the three-month period ended June 30, 2012 primarily included a $7.4 million gain on the sale of equity securities and net gains of $3.7 million related to the short period in June 2012 when certain treasury rate lock agreements were not designated as hedges, partly offset by net foreign exchange losses of $3.1 million, which primarily consisted of $27.4 million in revaluation losses and $11.5 million in unrealized losses on hedges less $34.5 million in realized gains from settlement of hedging contracts.

Income Tax Provision:  The income tax provision increased by $6.4 million to $79.7 million for the three-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012.  The estimated full year 2013 underlying effective tax rate of 14.7% reflects the impact of our global business footprint.  The decrease in the estimated underlying effective tax rate from the second quarter of 2012 reflects a projected increase in tax benefits from certain acquisition-related items.  The effective tax rate for the second quarter of 2013 was reduced by 0.7 percentage points as a result of a net decrease in unrecognized tax benefits related to settlements and ongoing examinations related to tax positions taken in prior years. The income tax provision for the three-month period ended June 30, 2012 included an estimated full year underlying effective tax rate of 16.6% (which subsequently decreased to 13.5% when the actual 2012 full year results were achieved).  The effective tax rate for the second quarter of 2012 was reduced by 0.5 percentage points as a result of discrete items, including tax benefits related to the settlement of tax examinations offset by an increase in deferred tax liabilities recorded on certain unremitted foreign earnings previously treated as permanently reinvested in such foreign jurisdictions.

Six-Month Periods Ended June 30, 2013 and 2012

Total Revenue:  Total revenue and related percentages for the six-month periods ended June 30, 2013 and 2012 were as follows (dollar amounts in millions):

	Six-Month Periods Ended June 30,		Increase	Percent
	2013	2012	(Decrease)	Change
Net product sales:
REVLIMID®	$2,054.3	$1,794.9	$259.4	14.5%
VIDAZA®	415.4	387.5	27.9	7.2%
ABRAXANE®	277.5	214.0	63.5	29.7%
THALOMID®	123.6	154.3	(30.7)	(19.9)%
POMALYST®	94.7	3.2	91.5	N/A
ISTODAX®	26.4	23.9	2.5	10.5%
Other	1.5	4.3	(2.8)	(65.1)%
Total net product sales	$2,993.4	$2,582.1	$411.3	15.9%
Collaborative agreements and other revenue	10.2	5.9	4.3	72.9%
Royalty revenue	60.0	52.1	7.9	15.2%
Total revenue	$3,063.6	$2,640.1	$423.5	16.0%

Total revenue increased by $423.5 million, or 16.0%, to $3.064 billion for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, reflecting increases of $298.4 million, or 19.5%, in the United States, and $125.1 million, or 11.3%, in international markets.

Net Product Sales:  Total net product sales for the six-month period ended June 30, 2013 increased by $411.3 million, or 15.9%, to $2.993 billion compared to the six-month period ended June 30, 2012.  The increase was comprised of net volume increases of $388.1 million, including $240.7 million from sales of REVLIMID® and $91.9 million from sales of POMALYST®, and price increases of $81.6 million, partially offset by a $58.4 million unfavorable foreign exchange impact, including the impact of foreign exchange hedging activity.

REVLIMID® net sales increased by $259.4 million, or 14.5%, to $2.054 billion for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, primarily due to increased unit sales in both U.S. and international markets as well as price increases in the U.S. market.  Increases in market penetration and treatment duration of patients using REVLIMID® in multiple myeloma contributed to the increase in U.S. unit sales.  The growth in international markets resulted from volume increases, primarily driven by increased duration of use and market share gains.  These increases were partially offset by modest losses recognized on foreign exchange hedging activity, compared with gains on foreign exchange hedges during the six-month period ended June 30, 2012, primarily due to significant Euro depreciation from 2011 into 2012.

VIDAZA® net sales increased by $27.9 million, or 7.2%, to $415.4 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, reflecting volume and price increases in both U.S. and international markets.

ABRAXANE® net sales increased by $63.5 million, or 29.7%, to $277.5 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, primarily due to increased unit volumes in both U.S. and international markets, reflecting increased acceptance of the product in the treatment of metastatic breast cancer and the October 2012 FDA approval for non-small cell lung cancer (NSCLC).

THALOMID® net sales decreased by $30.7 million, or 19.9%, to $123.6 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, primarily due to lower unit volumes in the United States and international markets and an increase in estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies.  The reductions in volume were partially offset by price increases in the United States.

POMALYST® was approved by the FDA in February 2013 for patients with multiple myeloma who have received at least two prior therapies, including lenalidomide and bortezomib, and have demonstrated disease progression on or within 60 days of completion of the last therapy. POMALYST® net sales totaled $94.7 million for the six-month period ended June 30, 2013 and included $15.2 million associated with approved early access programs in Europe.

ISTODAX® net sales increased by $2.5 million, or 10.5%, to $26.4 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, primarily due to increases in price and unit sales for the treatment of CTCL and PTCL.

Collaborative Agreements and Other Revenue:  Revenue from collaborative agreements and other sources increased by $4.3 million to $10.2 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012.  The increase was due to receipt of a $5.0 million milestone payment related to approval of additional indications for ABRAXANE® in Japan.

Royalty Revenue:  Royalty revenue increased by $7.9 million to $60.0 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012 due to increased royalties earned from Novartis based upon its sales of RITALIN® and FOCALIN XR®.

Gross to net sales accruals and the balance in the related allowance accounts for the six-month periods ended June 30, 2013 and 2012 were as follows (in millions):

	Returns and Allowances	Discounts	Government Rebates	Chargebacks and Distributor Service Fees	Total
Balance at December 31, 2012	$13.3	$11.2	$125.8	$61.2	$211.5
Allowances for sales during prior periods	(1.1)	—	(6.9)	0.5	(7.5)
Allowances for sales during 2013	5.3	38.5	130.2	129.8	303.8
Credits/deductions issued for prior year sales	(2.4)	(5.2)	(50.1)	(41.7)	(99.4)
Credits/deductions issued for sales during 2013	(1.4)	(30.0)	(79.8)	(76.3)	(187.5)
Balance at June 30, 2013	$13.7	$14.5	$119.2	$73.5	$220.9

Balance at December 31, 2011	$9.0	$8.7	$137.0	$64.3	$219.0
Allowances for sales during prior periods	(7.5)	—	0.8	0.3	(6.4)
Allowances for sales during 2012	2.3	33.1	116.3	102.6	254.3
Credits/deductions issued for prior year sales	1.8	(4.3)	(58.4)	(42.5)	(103.4)
Credits/deductions issued for sales during 2012	(1.3)	(26.7)	(59.4)	(58.7)	(146.1)
Balance at June 30, 2012	$4.3	$10.8	$136.3	$66.0	$217.4

A comparison of provisions for allowances for sales within each of the four categories noted above for the six-month periods ended June 30, 2013 and 2012 follows:

Returns and allowances increased by $9.4 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, primarily due to the reversal during the first quarter of 2012 of approximately $7.5 million in reserves established for certain products with quality issues which were resolved in 2012. In addition, during the first quarter of 2013 we recorded a sales returns reserve of $7.9 million for estimated returns related to the transition of THALOMID® distribution from retail to specialty pharmacies.  The increase was partially offset by a $7.5 million reduction in the returns allowance related to

VIDAZA® inventory levels held by distributors at the end of 2012, which decreased during the six-month period ended June 30, 2013.

Discounts increased by $5.4 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, primarily due to revenue increases in the U.S. and international markets, both of which offer different discount programs, and expansion into new international markets.

Government rebates increased by $6.2 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012, primarily due to an increase of approximately $12.8 million in government rebates related to U.S. governmental agencies, primarily attributable to volume increases higher accrual rates for the Medicare Part D Coverage Gap. The increase was partially offset by a $6.6 million decrease related to international markets primarily resulting from the refinement of accruals related to certain government programs.

Chargebacks and distributor service fees increased by $27.4 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012.  Chargebacks and distributor service fees increased by approximately $13.9 million and $13.5 million, respectively, primarily due to higher sales volumes.

Operating Costs and Expenses:  Operating costs, expenses and related percentages for the six-month periods ended June 30, 2013 and 2012 were as follows (dollar amounts in millions):

	Six-Month Periods Ended June 30,			Percent
	2013	2012	Increase	Change
Cost of goods sold (excluding amortization of acquired intangible assets)	$161.4	$144.4	$17.0	11.8%
Percent of net product sales	5.4%	5.6%
Research and development	$910.5	$809.2	$101.3	12.5%
Percent of total revenue	29.7%	30.7%
Selling, general and administrative	$787.1	$648.8	$138.3	21.3%
Percent of total revenue	25.7%	24.6%
Amortization of acquired intangible assets	$131.4	$85.9	$45.5	53.0%
Acquisition related (gains) charges and restructuring, net	$45.7	$28.2	$17.5	62.1%

Cost of goods sold (excluding amortization of acquired intangible assets):  Cost of goods sold (excluding amortization of acquired intangible assets) increased by $17.0 million to $161.4 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012.  The increase was primarily due to the higher level of sales activity, partly offset by the elimination of royalty payments on sales of REVLIMID® resulting from the expiration of our royalty obligations to CMCC at the end of February 2013.  As a percent of net product sales, cost of goods sold (excluding amortization of acquired intangible assets) decreased to 5.4% for the six-month period ended June 30, 2013 compared to 5.6% for the six-month period ended June 30, 2012 primarily due to the elimination of royalty payments to CMCC on our sales of REVLIMID® as noted above.

Research and Development: Research and development expenses increased by $101.3 million to $910.5 million for the six-month period ended June 30, 2013, compared to the six-month period ended June 30, 2012. The increase was primarily due to a $113.6 million increase in payments made related to research and development collaboration arrangements in the current year six-month period.  The six-month period ended June 30, 2012 included a $22.2 million in-process research and development (IPR&D) asset impairment charge related to ISTODAX® for PTCL in Europe and no IPR&D asset impairment charges were recorded in the six-month period ended June 30, 2013.

The following table provides a breakdown of research and development expenses (in millions):

	Six-Month Periods Ended June 30,		Increase
	2013	2012	(Decrease)
Human pharmaceutical clinical programs	$374.5	$394.3	$(19.8)
Other pharmaceutical programs	235.1	215.0	20.1
Drug discovery and development	98.5	84.6	13.9
Cellular therapy	11.5	15.8	(4.3)
Collaboration arrangements	190.9	77.3	113.6
IPR&D impairments	—	22.2	(22.2)
Total	$910.5	$809.2	$101.3

Selling, General and Administrative: Selling, general and administrative expenses increased by $138.3 million to $787.1 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012 partly due to a $19.1 million increase in service fees attributable to Latin American operations, increase in incentive accruals, an increase in headcount related costs and marketing activities primarily related to the launch of POMALYST®, pre-launch expenses for ABRAXANE® in pancreatic cancer, headcount increases to prepare for a future launch of an immunology and inflammation product, and continued support of our currently marketed products.  The increase was partly offset by a $13.1 million decrease in donations to independent non-profit organizations in the United States.

Amortization of Acquired Intangible Assets:  Amortization of intangible assets acquired as a result of business combinations is summarized below for the six-month periods ended June 30, 2013 and 2012 (in millions):

	Six-Month Periods Ended June 30,
Acquisitions	2013	2012	Increase
Abraxis	$80.0	$42.4	$37.6
Avila	23.6	15.8	7.8
Gloucester	25.8	25.7	0.1
Pharmion	2.0	2.0	—
Total amortization	$131.4	$85.9	$45.5

Amortization of acquired intangible assets increased by $45.5 million to $131.4 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012 primarily due to $39.1 million from the October 2012 approval of ABRAXANE® in the U.S. for the treatment of NSCLC which resulted in the commencement of amortization of the related intangible asset and a $7.8 million increase in amortization related to intangible assets obtained in the March 2012 acquisition of Avila.

Acquisition Related (Gains) Charges and Restructuring, net:  Acquisition related (gains) charges and restructuring, net was a net charge of $45.7 million and $28.2 million for the six-month periods ended June 30, 2013 and 2012, respectively.  The $17.5 million increase in net charges in the current year six-month period was primarily due to changes in fair value adjustments for our contingent liabilities for Avila and Gloucester, and the fair value of our liability related to publicly traded contingent value rights (CVRs) that were issued as part of the acquisition of Abraxis.

Interest and Investment Income, Net:  Interest and investment income, net increased by $2.5 million to $9.3 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012 primarily due to higher investment balances compared to the prior year six-month period.

Interest (Expense):  Interest (expense) increased by $14.7 million to $37.5 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012 primarily due to interest and fees associated with the issuance of an additional $1.500 billion in senior notes in August 2012.

Other Income (Expense), Net:  Other income (expense), net was a net income of $6.9 million for the six-month period ended June 30, 2013 and a net income of $7.1 million for the six-month period ended June 30, 2012. Net other income for the six-month period ended June 30, 2013 primarily included gains of $18.8 million related to foreign exchange contracts not designated as hedging instruments which were intended to mitigate the impact of exchange rate volatility in the translation of foreign earnings and $5.3 million of other net foreign exchange gains, partly offset by $18.8 million in impairment losses related to certain cost basis equity securities.

Net other income for the six-month period ended June 30, 2012 primarily included a $7.4 million gain on the sale of equity securities and net gains of $3.7 million related to the short period in June 2012 when certain treasury rate lock agreements were not designated as hedges, partly offset by net foreign exchange losses of $5.3 million, which primarily consisted of $19.8 million in revaluation losses and $13.4 million in unrealized losses on hedges less $24.0 million in realized gains from settlement of hedging contracts.

Income Tax Provision:  The income tax provision decreased by $2.6 million to $143.2 million for the six-month period ended June 30, 2013 compared to the six-month period ended June 30, 2012.  The estimated full year 2013 underlying effective tax rate of 14.7% reflects the impact of our global business footprint.  The decrease in the estimated underlying effective tax rate from the six-month period ending June 30, 2012 reflects a projected increase in tax benefits from certain acquisition-related items.  The effective tax rate was reduced by 0.5 percentage points as a result of discrete items, including the retroactive reinstatement of the 2012 U.S. research and development tax credit and a net decrease in unrecognized tax benefits related to settlements and ongoing examinations related to tax positions taken in prior years.  The U.S. research and development tax credit expired on December 31, 2011 and was retroactively reinstated in the first quarter of 2013.  The income tax provision for the six-month period ended June 30, 2012 included an estimated full year underlying effective tax rate of 16.6% (which subsequently decreased to 13.5% when the actual 2012 full year results were achieved).  The effective tax rate for the six-month period ended June 30, 2012 was reduced by 0.6 percentage points as a result of discrete items, including tax benefits related to the settlement of tax examinations and expirations of statutes of limitations offset by an increase in deferred tax liabilities recorded on certain unremitted foreign earnings previously treated as permanently reinvested in such foreign jurisdictions.

Liquidity and Capital Resources

The following table summarizes the components of our financial condition (in millions):

	June 30, 2013	December 31, 2012	Increase (Decrease)
Financial assets:
Cash and cash equivalents	$1,742.3	$2,090.4	$(348.1)
Marketable securities available for sale	2,339.1	1,809.9	529.2
Total financial assets	$4,081.4	$3,900.3	$181.1
Debt:
Short-term borrowings	$887.8	$308.5	$579.3
Long-term debt, net of discount	2,730.4	2,771.3	(40.9)
Total debt	$3,618.2	$3,079.8	$538.4
Working capital (1)	$3,603.0	$3,767.6	$(164.6)

(1)Includes cash, cash equivalents and marketable securities available for sale, accounts receivable, net of allowances, inventory and other current assets, less short-term borrowings, accounts payable, accrued expenses, income taxes payable and other current liabilities.

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

Many of our operations are conducted outside the United States, and significant portions of our cash, cash equivalents and short-term investments are held internationally.  As of June 30, 2013, we held approximately $3.753 billion of these short-term funds in foreign tax jurisdictions.  The amount of funds held in U.S. tax jurisdictions can fluctuate due to the timing of receipts and payments in the ordinary course of business and due to other reasons, such as repurchases of our common stock and business-development activities.  As part of our ongoing liquidity assessments, we regularly monitor the mix of domestic and international cash flows (both inflows and outflows).  Repatriation of overseas funds can result in additional U.S. federal, state and local income tax payments.  We record U.S. deferred tax liabilities for certain unremitted earnings, but when amounts earned overseas are expected to be permanently reinvested outside of the U.S., no accrual for U.S. taxes is provided.  Approximately $900.0 million of our foreign earnings may not be required for use in offshore operations and may be available for use in the United States.  These earnings are not treated as permanently reinvested, and accordingly, our deferred tax liabilities as of June 30, 2013 and December 31, 2012 included $316.5 million for the estimated U.S. federal and state income taxes that may be incurred should these earnings be repatriated.  The remaining foreign earnings are unremitted and expected to be permanently reinvested outside the U.S.  We do not rely on these earnings as a source of funds for our domestic business as we expect to have sufficient current cash resources combined with future cash flows in the United States to fund our U.S. operational and strategic needs.

Share Repurchase Program:  During the period of April 2009 through June 2012, our Board of Directors had authorized an aggregate of $6.5 billion for stock repurchases. During the three-month period ended June 30, 2013 we used $834.2 million for repurchases of our common stock and exhausted nearly all previously authorized amounts. In June 2013, our Board of Directors authorized an additional $3.0 billion for stock repurchases which remained available at June 30, 2013 for future share repurchases.

Components of Working Capital

Cash, Cash Equivalents and Marketable Securities Available for Sale:  We invest our excess cash primarily in money market funds, U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency mortgage-backed securities (MBS), non-U.S. government agency and Supranational securities, global corporate debt securities and asset backed securities.  All liquid investments with maturities of three months or less from the date of purchase are classified as cash equivalents and all investments with maturities of greater than three months from the date of purchase are classified as marketable securities available for sale.  We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase.  The $181.1 million increase in cash, cash equivalents and marketable securities available for sale at June 30, 2013 compared to December 31, 2012 was primarily due to cash generated from operations, stock option exercises and a $579.3 million increase in short-term borrowing, partly offset by $1.878 billion paid under our share repurchase program and $190.9 million in payments related to research and development collaboration arrangements.
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

Accounts Receivable, Net:  Accounts receivable, net increased by $53.8 million to $1.014 billion at June 30, 2013 compared to December 31, 2012 primarily due to increased U.S. and international sales of REVLIMID®, VIDAZA®, ABRAXANE® and POMALYST®.  Sales made outside the United States typically have payment terms that are greater than 60 days, thereby extending collection periods beyond those in the United States.  We expect our accounts receivable balance to continue to grow as our international sales continue to expand.

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

The credit and economic conditions within Spain, Italy, Portugal and Greece, as well as increasing sales levels in those countries have resulted in, and may continue to result in, an increase in the average length of time it takes to collect accounts receivable.  Our total net receivables in Spain, Italy and Portugal are composed almost entirely of amounts receivable from government-owned or controlled hospitals and the public sector and amounted to $345.6 million at June 30, 2013 compared to $324.2 million at December 31, 2012.  Approximately $63.4 million of the $345.6 million receivable at the end of June 30, 2013 was greater than one year past due.  Our exposure to the sovereign debt crisis in Greece is limited, as we do not have a material amount of receivables in Greece.  We maintain timely and direct communication with hospital customers in Spain, Italy and Portugal regarding both the current and past due receivable balances.  We continue to receive payments from these countries, and closely monitor the plans for payment at the regional government level.  Payments from customers in these countries are not received on regular intervals and several months could elapse between significant payments.  We have the option to pursue legal action against certain of our customers.  In view of the protracted time-line associated with collecting the outstanding balances through legal action and the current direct communication with our customers, in many instances, we do not believe pursuing legal action to be the best approach for any of the parties involved.

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

Inventory:  Inventory balances increased by $34.9 million to $294.4 million at June 30, 2013 compared to December 31, 2012.  The increase was primarily due to an increase in ABRAXANE® inventory in anticipation of an increase in future sales levels.

Other Current Assets:  Other current assets increased by $122.1 million to $442.3 million at June 30, 2013 compared to December 31, 2012 primarily due to a $60.6 million increase in the fair value of foreign currency forward contracts, $36.7 million increase in other prepaid taxes, and net increases in other receivable and prepaid accounts.

Commercial Paper:  In September 2011, we entered into a commercial paper program (the Program) under which we issue unsecured commercial paper notes (Commercial Paper) on a private placement basis, the proceeds of which will be used for general corporate purposes.  The maximum aggregate amount available under our Commercial Paper program was increased by $500.0 million to $1.500 billion in May 2013. The maturities of the Commercial Paper may vary, but may not exceed 270 days from the date of issue.  The Commercial Paper is sold under customary terms to a dealer or in the commercial paper market and is issued at a discount from par or, alternatively, is sold at par and bears varying interest rates on a fixed or floating basis.  Borrowings under the Program are accounted for as short-term borrowings.  As of June 30, 2013, $887.8 million of Commercial Paper was outstanding compared to $308.5 million as of December 31, 2012, bearing an effective interest rate of 0.3%.

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

Amounts may be borrowed under the Credit Facility for working capital, capital expenditures and other corporate purposes. The Credit Facility serves as backup liquidity for our Commercial Paper borrowings.  As of June 30, 2013 there was no outstanding borrowing against the Credit Facility.

The Credit Facility contains affirmative and negative covenants including certain customary financial covenants.  We were in compliance with all debt covenants as of June 30, 2013.

Accounts Payable, Accrued Expenses and Other Current Liabilities:  Accounts payable, accrued expenses and other current liabilities decreased by $22.4 million to $1.330 billion at June 30, 2013 compared to December 31, 2012.  The decrease was primarily due to a $41.0 million decrease in amounts owed related to our common share repurchase program due to the timing of transaction settlements, a $22.0 million decrease in the fair value of foreign currency forward derivative contracts, a $14.7 million net decrease in compensation-related accruals and a $11.4 million decrease in clinical trial accruals. These decreases were partly offset by a $27.9 million increase in other taxes payable, a $22.6 million increase in the current portion of contingent consideration liabilities related to the Abraxis acquisition and a $15.0 million payment due related to a licensing agreement.

Income Taxes Payable (Current and Non-Current): Income taxes payable increased by $9.2 million to $209.2 million at June 30, 2013 compared to December 31, 2012, primarily from the current provision for income taxes of $238.1 million and net deferred inter-company credits of $8.7 million, offset by income tax payments of $154.8 million and a tax benefit of stock options of $82.1 million.

Analysis of Cash Flows

Cash flows from operating, investing and financing activities for the six-month periods ended June 30, 2013 and 2012 were as follows (in millions):

	Six-Month Periods Ended June 30,
	2013	2012	Change
Net cash provided by operating activities	$1,104.1	$967.6	$136.5
Net cash used in investing activities	$(526.9)	$(350.0)	$(176.9)
Net cash used in financing activities	$(899.0)	$(612.6)	$(286.4)

Operating Activities:  Net cash provided by operating activities increased by $136.5 million to $1.104 billion for the six-month period ended June 30, 2013 compared to the three-month period ended June 30, 2012.  The increase in net cash provided by operating activities was primarily attributable to an expansion of our operations and related increase in net earnings.

Investing Activities: Net cash used in investing activities for the six-month period ended June 30, 2013 increased to a net usage of $526.9 million compared to a net usage of $350.0 million for the six-month period ended June 30, 2012.  The increase in net cash used in investing activities was principally related to $444.3 million used for net purchases of marketable securities available for sale during the six-month period ended June 30, 2013 compared to net sales of $89.4 million in the six-month period ended June 30, 2012. This 2012 source of cash was more than offset by the cash use of $352.2 million related to the acquisition of Avila in March 2012.

Financing Activities:  Net cash used in financing activities for the six-month period ended 2013 was $899.0 million compared to net cash used of $612.6 million in the six-month period ended 2012.  The $286.4 million increase in net cash used in financing activities in the six-month period ended June 30, 2013 was primarily attributable to $1.878 billion for repurchases of our common stock as compared to $746.7 million for repurchases in the six-month period ended June 30, 2012. This increase was partially offset by $577.2 million in net proceeds from short-term borrowings in 2013 as compared to $135.4 million of net repayments on short-term borrowings in the six-month period ended June 30, 2012. Proceeds from issuances of common stock under our employee stock plans plus the excess tax benefit from share-based compensation arrangements provided an aggregate $401.7 million during the six-month period ended June 30, 2013, which is an increase of $132.2 million from the six-month period ended June 30, 2012.

Contractual Obligations

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2012 Annual Report on Form 10-K.  There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2012 aside from those disclosed in Note 14 and Note 17 of Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Estimates and Significant Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our critical accounting estimates are disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our 2012 Annual Report on Form 10-K.  There have not been any material changes to such critical accounting estimates since December 31, 2012.

Investments in Other Entities: During the six-month period ended June 30, 2013, certain of our investments in equity securities became publicly traded. Our investments in publicly traded equity securities are accounted for as available-for-sale marketable securities. Our significant accounting policies, including a description of our accounting for available-for-sale marketable securities and for securities under the equity method, are described in Note 1 of Notes to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K as noted above.

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

We have established guidelines relative to the diversification and maturities of investments to maintain safety and liquidity.  These guidelines are reviewed periodically and may be modified depending on market conditions.  Although investments may be subject to credit risk, our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure from any single issue, issuer or type of investment.  At June 30, 2013, our market risk sensitive instruments consisted of marketable securities available for sale, our long-term debt and certain foreign exchange contracts.

Marketable Securities Available for Sale:  At June 30, 2013, our marketable securities available for sale consisted of U.S. Treasury securities, U.S. government-sponsored agency securities, U.S. government-sponsored agency MBS, non-U.S. government, agency and Supranational securities, global corporate debt securities, asset backed securities and marketable equity securities.  U.S. government-sponsored agency securities include general unsecured obligations either issued directly by or guaranteed by U.S. Government Sponsored Enterprises.  U.S. government-sponsored agency MBS include mortgage backed securities issued by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association.  Non-U.S. government, agency and Supranational securities consist of direct obligations of highly rated governments of nations other than the United States, obligations of sponsored agencies and other entities that are guaranteed or supported by highly rated governments of nations other than the United States.  Corporate debt–global includes obligations issued by investment-grade corporations including some issues that have been guaranteed by governments and government agencies.  Asset backed securities consist of triple-A rated securities with cash flows collateralized by credit card receivables and auto loans.

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

As of June 30, 2013, the principal amounts, fair values and related weighted-average interest rates of our investments in debt securities classified as marketable securities available for sale were as follows (dollar amounts in millions):

	Duration
	Less than			Over
	1 Year	1 to 3 Years	3 to 5 Years	5 Years	Total
Principal amount	$309.5	$1,508.1	$336.9	$44.7	$2,199.2
Fair value	$310.5	$1,523.8	$348.7	$45.9	$2,228.9
Weighted average interest rate	0.4%	0.8%	2.2%	2.3%	0.9%

Long-Term Debt: In August 2012 and October 2010, we issued an aggregate $2.750 billion principal amount of senior notes at varying maturity dates and interest rates. The principal amounts and carrying values of these senior notes as of are summarized below as of June 30, 2013 (in millions):

	Principal Amount	Carrying Value
2.450% senior notes due 2015	$500.0	$517.0
1.900% senior notes due 2017	500.0	499.2
3.950% senior notes due 2020	500.0	491.4
3.250% senior notes due 2022	1,000.0	973.2
5.700% senior notes due 2040	250.0	249.6
Total long-term debt	$2,750.0	$2,730.4

At June 30, 2013, the fair value of our senior notes outstanding was $2.755 billion.

MARKET RISK MANAGEMENT

Our revenue and earnings, cash flows and fair values of assets and liabilities can be impacted by fluctuations in foreign exchange rates and interest rates. We actively manage the impact of foreign exchange rate and interest rate movements through operational means and through the use of various financial instruments, including derivative instruments such as foreign currency option contracts, foreign currency forward contracts, treasury rate lock agreements and interest rate swap contracts.

Foreign Currency Risk Management
We maintain a foreign exchange exposure management program to mitigate the impact of volatility in foreign exchange rates on future foreign currency cash flows, translation of foreign earnings, and changes in the fair value of assets and liabilities denominated in foreign currencies.

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

Foreign Currency Forward Contracts: We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, manage exchange rate volatility in the translation of foreign earnings, and reduce exposures to foreign currency fluctuations of certain assets and liabilities denominated in foreign currencies.

We manage a portfolio of foreign currency forward contracts to protect against changes in anticipated foreign currency cash flows resulting from changes in foreign currency exchange rates, primarily associated with non-functional currency denominated revenues and expenses of foreign subsidiaries.  The foreign currency forward hedging contracts outstanding at June 30, 2013 and December 31, 2012 had settlement dates within 36 months.  These foreign currency forward contracts are designated as cash flow hedges and, to the extent effective, any unrealized gains or losses on them are reported in other comprehensive income (loss) (OCI) and reclassified to operations in the same periods during which the underlying hedged transactions affect operations.  Any ineffectiveness on these foreign currency forward contracts is reported in other income (expense), net.  Foreign currency forward contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2013 and December 31, 2012 (in millions):

	Notional Amount
Foreign Currency	June 30, 2013	December 31, 2012
Australian Dollar	$15.3	$5.1
British Pound	221.7	77.9
Canadian Dollar	71.6	134.4
Euro	1,748.1	969.3
Japanese Yen	656.1	236.2
Total	$2,712.8	$1,422.9

We consider the impact of our own and the counterparties' credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract on an ongoing basis.  As of June 30, 2013, credit risk did not materially change the fair value of our foreign currency forward contracts.

We also manage a portfolio of foreign currency contracts to reduce exposures to foreign currency fluctuations of certain recognized assets and liabilities denominated in foreign currencies and, from time to time, we enter into foreign currency contracts to manage exposure related to translation of foreign earnings. These foreign currency forward contracts have not been designated as hedges and, accordingly, any changes in their fair value are recognized on the Consolidated Statements of Income in other income (expense), net in the current period.  The aggregate notional amount of the foreign currency forward non-designated hedging contracts outstanding at June 30, 2013 and December 31, 2012 were $534.2 million and $795.4 million, respectively.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates.  Assuming that the June 30, 2013 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency forward contracts would change by approximately $313.6 million.  However, since the contracts either hedge specific forecasted intercompany transactions denominated in foreign currencies or relate to assets and liabilities denominated in currencies other than the entities’ functional currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.

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

Foreign currency option contracts entered into to hedge forecasted revenue and expenses were as follows at June 30, 2013 and December 31, 2012:

	Notional Amount*
Foreign Currency Option	June 30, 2013	December 31, 2012
Designated as hedging activity:
Purchased Put	$84.9	$228.8
Written Call	$88.8	$235.9
Not designated as hedging activity:
Purchased Put	$79.9	$160.5
Written Put	$(79.9)	$(216.0)

* U.S. Dollar notional amounts are calculated as the hedged local currency amount multiplied times the strike value of the foreign currency option.  The local currency notional amounts of our purchased put, and written call that are designated as hedging activity are equal to each other.

Although not predictive in nature, we believe a hypothetical 10% threshold reflects a reasonably possible near-term change in foreign currency rates.  Assuming that the June 30, 2013 exchange rates were to change by a hypothetical 10%, the fair value of the foreign currency option contracts that are designated as hedges would change by approximately $7.9 million.  However, since the foreign currency option contracts designated as hedges hedge specific forecasted intercompany transactions denominated in foreign currencies, any change in the fair value of the contract would be either reported in other comprehensive income and reclassified to earnings in the same periods during which the underlying hedged transactions affect earnings or re-measured through earnings each period along with the underlying asset or liability.  The foreign currency option contracts that are not designated as hedges completely offset each other and at June 30, 2013 had no net value. A hypothetical 10% change in the June 30, 2013 exchange rates would not change the the net fair value of the foreign currency option contracts that are not designated as hedges.

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

During 2012, we entered into treasury rate locks in anticipation of issuing fixed-rate notes that were issued in August 2012.  The treasury rate locks were settled during 2012, resulting in losses of $35.3 million that were recorded to OCI.  No material amounts were recorded in income during the six-month periods ended June 30, 2013 or 2012 as a result of hedge ineffectiveness or hedge components excluded from the assessment of effectiveness. We have not entered into any treasury rate locks during the six months ended June 30, 2013 and at June 30, 2013 we had no outstanding treasury rate locks.

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

During the six-month period ended June 30, 2013, we entered into swap contracts that were designated as hedges of our fixed rate notes due in 2015, 2017, 2020, and 2022 and also terminated the hedging relationship by settling certain of those swap contracts during the six-month period ended June 30, 2013.  This resulted in net proceeds received of $16.2 million which is accounted for as a reduction of current and future interest expense associated with these notes.  See Note 11 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for additional details related to reductions of current and future interest expense.

At June 30, 2013, we were a party to pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes.  The following table summarizes the notional amounts of our outstanding swap contracts at June 30, 2013 and December 31, 2012:

	Notional Amount
	June 30, 2013	December 31, 2012
Interest rate swap contracts entered into as fair value hedges of the following fixed-rate senior notes:
2.450% senior notes due in 2015	$300.0	$—
1.900% senior notes due in 2017	300.0	100.0
3.950% senior notes due in 2020	500.0	—
3.250% senior notes due in 2022 (1)	800.0	200.0
Total	$1,900.0	$300.0

(1) Additional pay-floating, receive-fixed interest rate swap contracts with a notional amount of $100.0 million were entered into during July 2013. These additional interest rate swap contracts are designated as fair value hedges of fixed-rate notes.

A sensitivity analysis to measure potential changes in the market value of our debt and interest rate swap contracts from a change in interest rates indicated that a one percentage point increase in interest rates at June 30, 2013 would have reduced the aggregate fair value of our net payable by $56.9 million. A one percentage point decrease at June 30, 2013 would have increased the aggregate fair value of our net payable by $65.8 million.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other matters that may be the subject of governmental or regulatory action which could adversely affect our business include:

•	changes in laws and regulations, including without limitation, patent, environmental, privacy, health care and competition laws;

•	importation of prescription drugs from outside the United States at prices that are regulated by the governments of various foreign countries;

•	additional restrictions on interactions with healthcare professionals;

•	premature or mandated disclosures of clinical trial or other data; and

•	privacy restrictions that may limit our ability to share data from foreign jurisdictions.

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

We encounter similar regulatory and legislative issues in most countries outside the United States. International operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on access to and reimbursement for our products. Although we cannot predict the extent to which our business may be affected by future cost-containment measures or other potential legislative or regulatory developments, additional price controls or other changes in pricing regulation could restrict access to and reimbursement for our current and future products, which could adversely affect our revenue and results of operations.

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

Consequently, we do not know whether any of our owned or licensed pending patent applications, which have not already been allowed, will result in the issuance of patents or, if any patents are issued, whether they will be dominated by third-party patent rights, whether they will provide significant proprietary protection or commercial advantage or whether they will be circumvented, opposed, invalidated, rendered unenforceable or infringed by others.  Further, we are aware of third-party U.S. patents that relate to, for example, the use of certain technologies and cannot be certain as to any impact to our potential products, or guarantee that our patents or pending applications will not be involved in, or be defeated as a result of, opposition proceedings before a foreign patent office or any interference proceedings before the United States Patent & Trademark Office (PTO) or U.S. or foreign courts.

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

The FDA approval process allows for the approval of an Abbreviated New Drug Application (ANDA) or 505(b)(2) application for a generic version of our approved products upon the expiration, through passage of time or successful legal challenge, of relevant patent or non-patent exclusivity protection.  Generic manufacturers pursuing ANDA approvals are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative companies who have incurred substantial expenses associated with the research and development of the drug product.  Accordingly, while our products currently may retain certain regulatory and or patent exclusivity, our products are or will be subject to ANDA applications to the FDA in light of the Hatch-Waxman Amendments to the Federal Food, Drug and Cosmetic Act.  The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection prior to the generic manufacturer actually commercializing their products—the so-called “Paragraph IV” certification procedure. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge the Orange Book-listed patents on a wide array of innovative pharmaceuticals, and we expect this trend to continue.  During the exclusivity periods, the FDA is generally prevented from granting effective approval of an ANDA.  Upon the expiration of the applicable exclusivities, through passage of time or successful legal challenge, the FDA may grant effective approval of an ANDA for a generic drug, or may accept reference to a previously protected NDA in a 505(b)(2) application.  Further, upon such expiration event, the FDA may require a generic competitor to participate in some form of risk management system which could include our participation as well.  Depending upon the scope of the applicable exclusivities, any such approval could be limited to certain formulations and/or indications/claims, i.e., those not covered by any outstanding exclusivities.

If an ANDA filer or a 505(b)(2) applicant were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenues for that product would be adversely affected.

We received four Paragraph IV Certification Letters dated August 30, 2010, June 12, 2012, September 28, 2012 and March 14, 2013, respectively, advising us that Natco Pharma Limited of Hyderabad, India (Natco) submitted an ANDA to the FDA with respect to REVLIMID®. See Note 16 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report for further information.

If we are not able to effectively compete our business will be adversely affected.

The pharmaceutical and biotechnology industries in which we operate are highly competitive and subject to rapid and significant technological change. Our present and potential competitors include major pharmaceutical and biotechnology companies, as well as specialty pharmaceutical firms, including, but not limited to:

•	Takeda and Johnson & Johnson, which compete with REVLIMID® and THALOMID® in the treatment of multiple myeloma and in clinical trials with our compounds;

•	Eisai, SuperGen and Johnson & Johnson, which compete or may potentially compete with VIDAZA®, in addition Eisai potentially competes with ABRAXANE®, and in other oncology products in general;

•	Amgen, which potentially competes with our TNF-α and kinase inhibitors;

•	AstraZeneca, which potentially competes in clinical trials with our compounds and TNF-α inhibitors;

•	Biogen Idec is generally developing drugs that address the immunology market;

•	Bristol Myers Squibb, which potentially competes with ABRAXANE®, and in clinical trials with our compounds and TNF-α inhibitors, in addition to other oncology products in general;

•	F. Hoffman-La Roche, which potentially competes in clinical trials with our ®TNF-α inhibitors, in addition to other oncology products in general;

•	Johnson & Johnson, Pfizer, and AbbVie also compete with our oral anti-inflammatory programs;

•	Novartis, which potentially competes with our compounds and kinase programs;

•	Pfizer, which potentially competes in clinical trials with our kinase inhibitors; and

•	Sanofi, which competes with ABRAXANE®, in addition to other oncology products in general.

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

In the fourth quarter of 2009, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission (FTC).  The FTC requested documents and other information relating to requests by generic companies to purchase our patented REVLIMID® and THALOMID® brand drugs in order for the FTC to evaluate whether there is reason to believe that we have engaged in unfair methods of competition.  In the first quarter of 2010, the State of Connecticut referenced the same issues as those referenced in the 2009 CID and issued a subpoena.  In the fourth quarter of 2010, we received a second CID from the FTC relating to this matter.  We continue to cooperate with the FTC and the State of Connecticut investigations.

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

We have our own manufacturing facilities for many of our products and we have contracted with third-party manufacturers and distributors to provide active pharmaceutical ingredient (API) encapsulation, finishing services, packaging and distribution services to meet our needs.  These operations expose us to risks that include the possibility that our or our suppliers’ manufacturing processes and distribution channels could be partially or completely disrupted by a fire, contamination, natural disaster, terrorist attack, governmental action or military action. In the case of a disruption, we may need to establish alternative manufacturing sources for these products. This would likely lead to substantial production delays as we build or locate replacement facilities and seek and obtain the necessary regulatory approvals. If this occurs, and our finished goods inventories are insufficient to meet demand, we may be unable to satisfy customer orders on a timely basis, if at all. Further, our business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the uncovered cost of any disruption. For these reasons, a significant disruptive event affecting these manufacturing facilities or sites could materially and adversely affect our business and results of operations.  In addition, if we inaccurately predict market demand for our products, we may be unable to sufficiently increase production capacity to satisfy demand or may incur costs associated with excess inventory that we manufacture.

In all the countries where we sell our products, governmental regulations define standards for manufacturing, packaging, labeling, distribution and storing.  All of our suppliers of raw materials, contract manufacturers and distributors must comply with these regulations, as applicable.  In the United States, the FDA requires that all suppliers of pharmaceutical bulk material and all manufacturers of pharmaceuticals for sale in or from the United States achieve and maintain compliance with the FDA’s current Good Manufacturing Practice regulations and guidelines.  Our failure to comply, or failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on them or us, including fines, injunctions, civil penalties, disgorgement, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.  In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product.  If the operations of one or more of our manufacturers were to become unavailable for any reason, any required FDA review and approval of the operations of an alternative supplier could cause a delay in the manufacture of our products.

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

We utilize foreign currency forward contracts and option contracts, which are derivative instruments, to manage foreign currency risk.  We use these derivative instruments to hedge certain forecasted transactions, manage exchange rate volatility in the translation of foreign earnings, and reduce exposures to foreign currency fluctuations of certain balance sheet exposures denominated in foreign currencies.  The use of these derivative instruments is intended to mitigate a portion of the exposure of these risks with the intent to reduce our risk or cost, but generally would not fully offset any change in operating results as a consequence of fluctuations in foreign currencies.  Any significant foreign exchange rate fluctuations could adversely affect our financial condition and results of operations.  See Note 7 of Notes to Unaudited Consolidated Financial Statements contained elsewhere in this report.

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

The market for our shares of common stock may be subject to conditions that cause prices to fluctuate significantly.  The following key factors may have an adverse impact on the market price of our common stock:

•	results of our clinical trials or adverse events associated with our marketed products;

•	fluctuations in our commercial and operating results;

•	announcements of technical or product developments by us or our competitors;

•	market conditions for pharmaceutical and biotechnology stocks in particular;

•	stock market conditions generally;

•	changes in governmental regulations and laws, including, without limitation, changes in tax laws, health care legislation, environmental laws, competition laws, and patent laws;

•	new accounting pronouncements or regulatory rulings;

•	public announcements regarding medical advances in the treatment of the disease states that we are targeting;

•	patent or proprietary rights developments;

•	changes in pricing and third-party reimbursement policies for our products;

•	the outcome of litigation involving our products or processes related to production and formulation of those products or uses of those products;

•	other litigation or governmental investigations;

•	regulatory actions that may impact our products or potential products;

•	disruptions in our manufacturing processes or supply chain;

•	competition; and

•	investor reaction to announcements regarding business or product acquisitions.

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

•
and upon expiration of our obligations to achieve each of the CVR milestones and to commercialize ABRAXANE® or any of the other Abraxis pipeline products, we may discontinue such efforts, which would have an adverse effect on the value, if any, of the CVRs.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)    Issuer Purchases of Equity Securities

Since April 2009, our Board of Directors has approved repurchases of up to an aggregate of $9.500 billion of our common stock.  Approved amounts exclude share repurchase transaction fees.

During the period of April 2009 through June 2012, our Board of Directors had approved repurchases of up to an aggregate of $6.500 billion of our common stock. During the three-month period ended June 30, 2013 we used $834.2 million for repurchases of our common stock and exhausted nearly all previously authorized amounts. In June 2013, our Board of Directors authorized an additional $3.000 billion for repurchases of our common stock, which amount remained available at June 30, 2013 for future share repurchases.

As part of the Board authorized share repurchase program, in February 2013 we entered into an Accelerated Share Repurchase (ASR) agreement with an investment bank to repurchase an aggregate of $600.0 million of our common stock.  As part of the ASR agreement we received an initial delivery of 2,986,263 shares in February 2013 and a final delivery of 2,262,874 shares in May 2013. The total number of shares repurchased under the ASR agreement was 5,249,137 shares at a weighted average price of $114.30 per share.

The following table presents the total number of shares purchased during the three-month period ended June 30, 2013, the average price paid per share, the number of shares that were purchased and the approximate dollar value of shares that still could have been purchased, pursuant to our publicly announced repurchase program:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs (1)
April 1 - April 30	2,345,107	$119.62	2,345,107	$553,708,654
May 1 - May 31[2]	6,776,668	$122.63	6,776,668	$188,990
June 1 - June 30	—	$—	—	$3,000,188,990
Total	9,121,775	$121.60	9,121,775

(1) The Average Price Paid per Share does not include ASR transactions.

(2) Includes 2,262,874 shares received in May 2013 under the ASR.

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

101
The following materials from Celgene Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CELGENE CORPORATION

DATE:	July 30, 2013	By:	/s/Jacqualyn A. Fouse
Jacqualyn A. Fouse, Ph.D.
Executive Vice President Chief Financial Officer
(principal financial and accounting officer)